Form 10-K
period 1993-12-31
ST PAUL COMPANIES INC /MN/
filed 1994-03-18
CIK 86312

                              FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

     X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---              EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1993

                                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from         to
                                             ---------  -----------

                   Commission file number 0-3021

                   THE ST. PAUL COMPANIES, INC.
      (Exact name of Registrant as specified in its charter)

          Minnesota                                  41-0518860
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

385 Washington Street, Saint Paul, MN                        55102
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
  including area code                                      612-221-7911


        Securities registered pursuant to Section 12(b) of the Act:

     Common Stock (without par value)        New York Stock Exchange
     Stock Purchase Rights                   New York Stock Exchange
          (Title of class)         (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:

                                 None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No
                                  ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.      (X)

The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on March 16, 1994 was $3,413,523,325. The number of shares of the Registrant's Common Stock, without par value, outstanding at March 16, 1994, was 42,032,939.

An Exhibit Index is set forth at page 38 of this report.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1993 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 3, 1994, are incorporated by reference into Parts III and IV of this report.

                              PART I
                              ------
Item 1.  Business.
- ------   --------

General Description

The Registrant is incorporated as a general business corporation under the laws of the State of Minnesota. The Registrant and its subsidiaries comprise one of the oldest insurance organizations in the United States, dating back to 1853. The Registrant is a management company principally engaged, through its subsidiaries, in three industry segments: property-liability insurance underwriting, insurance brokerage and investment banking-asset management. As a management company, the Registrant oversees the operations of its subsidiaries and provides them with capital, management and administrative services. According to "Fortune" magazine's most recent rankings, in terms of total assets, the Registrant is the 25th largest diversified financial company in the United States. At March 16, 1994, the Registrant and its subsidiaries employed approximately 12,900 persons.

The Registrant's primary business is insurance underwriting, which accounted for 88% of consolidated revenues in 1993. The Registrant's insurance brokerage and investment banking-asset management operations accounted for 7% and 5% of consolidated revenues, respectively, in 1993. Note 15 on pages 61 and 62 of the Registrant's 1993 Annual Report to Shareholders, which discloses revenues, income (loss) before income taxes and identifiable assets for the Registrant's industry segments and by geographic areas for the last three years, is incorporated herein by reference.

The following table lists, for each of the last three years, the percentage of consolidated revenues contributed by each of the operations or departments that accounted for 10% or more of consolidated revenues during any of those years:

- --------------------------------------------------------------------------

Operation or Department               Percentage of Consolidated Revenues
with Similar Products or Services       1993      1992      1991
- ---------------------------------       ----      ----      ----
Insurance Underwriting:

  Specialized Commercial                22.7%     23.4%     25.8%

  Medical Services                      15.4      16.1      15.8

  Net Investment Income                 14.5      14.3      14.7

  Business Insurance                    11.9      15.0      16.1
- --------------------------------------------------------------------------

Underwriting Operations

Overview. The Registrant's principal operating subsidiary is St. Paul Fire and Marine Insurance Company ("Fire and Marine"), which is a property-liability insurance company doing business throughout the United States and in selected international markets. Fire and Marine and its subsidiaries underwrite property and liability insurance and provide insurance-related products and services to commercial, professional and individual customers. They also reinsure other insurers and provide risk management services.

The primary sources of Fire and Marine's revenues are premiums earned on insurance policies sold and income earned from the investment of those premiums. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, Fire and Marine ranked 15th on the basis of 1992 written premiums.

Principal Departments and Products

The "Underwriting Results" table on page 25 of the Registrant's 1993 Annual Report to Shareholders, which summarizes written premiums, underwriting results and combined ratios for each of Fire and Marine's underwriting operations for the last three years, is incorporated herein by reference. The information in that table, as well as the following description of underwriting operations, reflects Fire and Marine's reporting structure as it existed in 1993. See "1994 Restructured Underwriting Operations" on page 5 herein for a discussion of Fire and Marine's organizational restructuring effective Jan. 1, 1994.

Specialized Commercial. This operation is composed of Industry
Underwriting, Specialty Underwriting, St. Paul Surety, Financial
Services and Pools.

Industry Underwriting underwrites insurance for selected industry groups, such as construction companies, technology companies and public sector entities. This operation provides coverage for damage to the customer's property (fire, inland marine and auto), liability for bodily injury or damage to the property of others (general liability, auto liability and excess), and workers' compensation insurance. In addition, specialty errors and omissions insurance may be provided. Businesses insured in the construction line include general building contractors, highway contractors and specialty contractors. Large construction projects are insured during the life of the project. The following businesses are insured in the technology line: electronics manufacturers, software and telecommunications companies, medical equipment manufacturers and manufacturers of synthetic products and electronic equipment for industrial use. The public sector line provides coverages for cities and counties as well as other publicly created authorities.

Specialty Underwriting includes National Accounts, Professional Liability, Surplus Lines and Ocean Marine. National Accounts underwrites large commercial risks for a broad spectrum of large businesses. Professional Liability provides errors and omissions coverage for certain professionals such as lawyers and real estate agents, and also underwrites directors and officers liability insurance. Surplus Lines underwrites products liability insurance, umbrella and excess liability coverages, property insurance for high risk classes of business, and coverages for unique, sometimes one-of-a-kind risks. Ocean Marine provides a variety of property and liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection.

St. Paul Surety underwrites surety bonds, primarily for construction contractors, which guarantee that third parties will be indemnified against nonperformance of contractual obligations. This operation also underwrites specialty casualty coverages, including railroad protective liability, directors and officers liability for nonprofit organizations and advertisers liability for advertising agencies and broadcasting stations. Based on 1992 premium data published in "Best's Review," Fire and Marine is the leading underwriter of surety bonds in the United States.

Financial Services provides coverages for depository institutions. These coverages include fidelity, which covers employers against dishonest acts of employees; directors and officers liability; and all property and liability coverages for this industry.

Pools. Fire and Marine is a member of and participates in business produced by a number of pools and associations which provide specialized engineering and underwriting skills for the classes of business which they supervise. These pools and associations also serve to increase the underwriting capacity of the member companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk.

Medical Services. Medical Services underwrites professional liability insurance and various other types of property and liability insurance for physicians and surgeons, hospitals, nurses, dentists, nursing homes and other health care providers. Professional liability insurance written for physicians and surgeons accounted for approximately 37% of Medical Services' business in 1993. Professional liability insurance written for hospitals, nurses, dentists, nursing homes and other health care providers produced approximately 40% of Medical Services' premium volume in 1993. The Registrant is the largest medical liability insurer in the United States, with premium volume representing approximately 12% of the United States market in 1992 based on data published in "Best's Review."

Business Insurance. Business Insurance underwrites general commercial property and liability coverages, commercial package insurance and various coverages designed specifically for small- to medium-sized commercial businesses, including manufacturers, wholesalers and retailers. Customers served by this operation include a broad class of middle market businesses, as well as specific customer groups such as museums and country clubs.

Reinsurance. Fire and Marine's Reinsurance operation functions under the name St. Paul Re, which is based in New York with an office in London, England. St. Paul Re underwrites reinsurance in both domestic and international insurance markets (referred to as "assumed reinsurance"). Reinsurance is an agreement between insurance companies to transfer risks. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance.

Personal Insurance. Personal Insurance underwrites all personal property and liability insurance coverages for homes, automobiles, boats and other personal property. Fire & Marine's primary product has been a personal package policy, which combines auto and homeowners insurance along with other personal coverages into one policy. Package policies accounted for approximately 83% of Fire & Marine's Personal Insurance premium volume in 1993. In August 1993, the Registrant acquired Economy Fire & Casualty Company ("Economy"), a personal insurance underwriter based in Illinois, for a total investment of $395 million. Economy primarily markets monoline policies, which provides coverage for specific personal insurance needs, such as home or auto.

International. The International category is composed of direct insurance written in foreign countries, primarily the United
Kingdom and Canada, and multinational accounts.

1994 Restructured Underwriting Operations. Effective Jan. 1, 1994, the Registrant restructured its U.S. Insurance Underwriting operations into three separate organizations, each having a distinct identity and each focused on particular insurance market sectors. St. Paul Specialty is composed of Medical Services, National Accounts, Surety, Construction, Custom Markets (which includes Technology, Financial Services, Professional Liability, Surplus Lines, Ocean Marine and Public Sector) and Pools. St. Paul Personal & Business Insurance is composed of the Registrant's personal insurance operations (including Economy) and also serves small commercial accounts. St. Paul Commercial primarily consists of the Registrant's former Business Insurance operation and serves midsize commercial customers. The Registrant's Reinsurance and International underwriting operations were unaffected by this restructuring.

Principal Markets and Methods of Distribution

Fire and Marine and its subsidiaries are licensed and transact business in all 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, all provinces of Canada, the United Kingdom, the Republic of Ireland and Spain. Fire and Marine's business is broadly distributed throughout the United States, with a particularly strong market presence in the Midwestern region. Five percent or more of Fire and Marine's 1993 property-liability written premiums were produced in each of Illinois, Minnesota, and Texas. Approximately 88% of Fire and Marine's 1993 property-liability insurance business was written on U.S.-based insurance risks.

Fire and Marine's U.S. insurance business is produced primarily through approximately 8,900 independent insurance agencies and national insurance brokers. Fire and Marine maintains 29 service centers in major cities throughout the United States (and one in Canada) to respond to the needs of agents, brokers and policyholders. Over 70% of Fire and Marine's total premium volume in 1993 originated in the service centers, with the balance of business produced by other Fire and Marine subsidiaries, by various insurance pools and by the home office. The reorganization of Fire and Marine's U.S. Insurance Underwriting operations in 1994 will not materially alter the methods by which Fire and Marine's business is generated. Independent insurance agents and national insurance brokers will continue to produce the majority of Fire and Marine's business.

Reserves for Losses and Loss Adjustment Expenses (LAE)

General Information. When claims are made by or against policyholders, any amounts Fire and Marine pays or expects to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). Fire and Marine establishes reserves which reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE cover claims which were incurred not only in 1993 but also in prior years. These reserves include estimates of the total cost of claims that have already been reported but not yet settled, and of the cost of claims that have been incurred but not yet reported. Loss reserves are established on an undiscounted basis, and are reduced for deductibles recoverable from customers and estimates of salvage and subrogation.

Management continually reviews loss reserves, using a variety of statistical and actuarial techniques to analyze claim costs, frequency and severity data, and social and economic factors. Management believes that the reserves currently established for losses and LAE are adequate to cover their eventual costs. However, final claim payments may differ from these reserves, particularly when these payments may not take place for several years. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

Ten-year Development. The table on page 8 presents a development of net loss and LAE reserve liabilities and payments for the years 1983 through 1993. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each of the years indicated. Loss development data for Fire and Marine's foreign underwriting subsidiary, St. Paul UK, is included for all years in the table since 1988.

The upper portion of the table, which shows the re-estimated amount relating to the previously recorded liability, is based upon experience as of the end of each succeeding year. This estimate is either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The "Cumulative Redundancy (Deficiency)" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1983 reserve of $2,413 million developed up to $2,539 million, or a $126 million deficiency, by the end of 1984. By the end of 1993, the 1983 reserve had developed a deficiency of $408 million. The changes in the estimate of 1983 loss reserves were reflected in operations during the past ten years.

In 1993, the Registrant adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement required, among other things, that reinsurance recoverables on unpaid losses and LAE be shown as an asset, instead of the prior practice of netting this amount against insurance reserves for balance sheet reporting purposes.

The middle portion of the table, which includes data for only those periods impacted by SFAS No. 113 (the years 1992 and 1993), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on the Registrant's balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 1993) and the related re-estimated reinsurance recoverable.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 1993, Fire and Marine has paid $2,555 million of the currently estimated $2,821 million of losses and LAE that have been incurred for the years up to and including 1983. Thus, as of Dec. 31, 1993, Fire and Marine estimates that $266 million of losses and LAE are unpaid for the years up to and including 1983.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1992 reserves that relates to 1983 losses is included in the cumulative redundancy or deficiency amount for the years 1983 through 1992.

This table presents calendar year data. It does not present accident or policy year development data, which some readers may be more accustomed to analyzing. The social and economic conditions and other trends which had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers are cautioned against extrapolating any conclusions about future results from the information presented in this table.

Analysis of Loss and Loss Adjustment Expense (LAE) Development


Year Ended December 31   1983  1984  1985  1986  1987  1988  1989  1990  1991  1992  1993
- ----------------------   ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Net Liability for
Unpaid Losses and LAE  $2,413 2,917 3,364 4,043 4,745 5,502 5,907 6,279 6,688 7,207 7,640
                        ===== ===== ===== ===== ===== ===== ===== ===== ===== ===== =====
Liability Re-estimated
as of:
One Year Later          2,539 2,993 3,477 4,087 4,727 5,313 5,656 6,037 6,436 6,984
Two Years Later         2,523 3,104 3,625 4,078 4,489 4,914 5,338 5,787 6,260
Three Years Later       2,601 3,203 3,652 3,955 4,268 4,789 5,135 5,628
Four Years Later        2,664 3,222 3,597 3,874 4,226 4,731 5,027
Five Years Later        2,679 3,202 3,572 3,874 4,178 4,707
Six Years Later         2,670 3,227 3,624 3,885 4,180
Seven Years Later       2,714 3,280 3,652 3,914
Eight Years Later       2,756 3,308 3,688
Nine Years Later        2,780 3,361
Ten Years Later         2,821
Cumulative Redundancy
 (Deficiency)          $ (408) (444) (324)  129   565   795   880   651   428   223
                        ===== ===== ===== ===== ===== ===== ===== ===== ===== =====
Cumulative Redundancy
 (Deficiency) Excluding
 Foreign Exchange(1)   $ (408) (444) (324)  129   565   803   859   647   428   206
                        ===== ===== ===== ===== ===== ===== ===== ===== ===== =====

Gross Liability for
Unpaid Losses and LAE                                                         8,813 9,185
Reinsurance Recoverable on
 Unpaid Losses                                                                1,606 1,545
                                                                              ----- -----
Net Liability                                                                 7,207 7,640
                                                                              ===== =====
Gross Re-estimated Liability                                                  8,692
Re-estimated Recoverable                                                      1,708
                                                                             ------
Net Re-estimated Liability                                                    6,984
                                                                             ======
Gross Cumulative
 Redundancy                                                                     121

Gross Cumulative
 Redundancy Excluding
 Foreign Exchange(1)                                                             88

Cumulative Amount of
Liability Paid Through:
One Year Later          $ 811   941   976 1,008 1,101 1,196 1,318 1,450 1,452 1,547
Two Years Later         1,320 1,539 1,666 1,787 1,884 2,044 2,209 2,361 2,493
Three Years Later       1,675 1,983 2,185 2,332 2,466 2,646 2,797 3,015
Four Years Later        1,928 2,304 2,548 2,732 2,869 3,043 3,216
Five Years Later        2,107 2,533 2,812 3,012 3,132 3,348
Six Years Later         2,240 2,703 3,008 3,205 3,322
Seven Years Later       2,347 2,833 3,157 3,343
Eight Years Later       2,429 2,935 3,258
Nine Years Later        2,500 3,010
Ten Years Later         2,555

(1) The results of St. Paul UK translated from original currencies into U.S. dollars are included with Fire and Marine's U.S. Insurance Underwriting operations in this table since 1988. The foreign currency translation impact on the cumulative redundancy
   (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates at the end of the year in which the liabilities were re-estimated.


For further information on Fire and Marine's loss reserves, including an analysis of loss reserve liabilities for each of the latest three years, refer to the "Reserves for Losses and Loss
Adjustment Expenses" section on pages 31 through 33 of the Registrant's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

Ceded Reinsurance

Through ceded reinsurance, other insurers and reinsurers agree to share certain risks that Fire and Marine and its subsidiaries have underwritten. The purpose of reinsurance is to limit a ceding insurer's maximum net loss arising from large risks or catastrophes. Reinsurance also serves to increase the direct writing capacity of the ceding insurer. In accordance with the provisions of SFAS No. 113, Fire and Marine records the amounts recoverable on ceded losses as an asset.

The Registrant strives to achieve the following objectives with respect to ceded reinsurance:

     1) Protect its assets from large individual risk and occurrence losses by purchasing reinsurance from financially secure reinsurance companies at a reasonable cost.

     2) Provide its respective underwriting operations with the capacity necessary to write large limits on accounts by purchasing reinsurance from financially secure reinsurance companies at a reasonable cost.

The collectibility of reinsurance is subject to the solvency of reinsurers. The placement of ceded reinsurance is guided by Fire and Marine's Reinsurance Security Committee, which has established financial standards to determine qualified reinsurers. Uncollectible reinsurance recoverables have not had a material adverse impact on the Registrant's consolidated financial position.
Note 13 on pages 60 and 61 of the Registrant's 1993 Annual Report to Shareholders, which provides a schedule of ceded reinsurance information, is incorporated herein by reference.

INSURANCE BROKERAGE OPERATIONS

All of the Registrant's insurance brokerage operations are managed by the Minet Group (Minet) based in London, England. Based on the most recent ranking in terms of total 1992 revenues by "Business Insurance," Minet is the eighth largest international insurance broking organization in the world. Minet has 125 offices throughout North America, Europe, Africa, Asia and Australia.

Minet operates through six business units, each focusing on distinct client groups. Global Professional Services provides insurance brokerage services to the world's largest accounting firms and other professionals. International Retail serves clients in Asia, Africa, Australia and Europe. Retail brokers act on behalf of organizations such as corporations and partnerships by procuring insurance coverages. International Broking assembles underwriting capacity to provide specialized insurance programs for clients throughout the world.

North America serves professional clients and major industrial and service corporations. This business unit includes Minet's U.S. wholesale brokerage network, Swett & Crawford, which, according to the most recent rankings in terms of total revenues by "Business Insurance," is the largest wholesale insurance broker in the United
States.   Wholesale brokers act on behalf of retail brokers by
procuring specialty insurance coverages. Reinsurance provides treaty and facultative reinsurance brokerage services worldwide. Reinsurance brokers act as intermediaries for obtaining reinsurance for insurance companies. Minet Risk Services provides consulting and actuarial to clients worldwide, and also provides management services to captive insurance companies.

Minet has sought to expand the scope of its specialty brokerage operations by acquiring several small, specialized brokers throughout the world to complement its existing worldwide client base and market network.

In 1992, the Registrant significantly reduced the carrying value of its investment in Minet through a $365 million write-down of goodwill. The "Insurance Brokerage" section of "Management's Discussion and Analysis" on pages 35 and 36 of the Registrant's 1993 Annual Report to Shareholders, which discusses the goodwill write-down and other matters, is incorporated herein by reference.

INVESTMENT BANKING-ASSET MANAGEMENT OPERATIONS

The John Nuveen Company ("Nuveen") is the Registrant's investment banking-asset management subsidiary. The Registrant and Fire and Marine currently hold a combined 74% interest in Nuveen after selling a minority interest by means of an initial public offering in 1992. Note 12 on page 60 of the Registrant's 1993 Annual Report to Shareholders, which provides further information on the sale of a minority interest in Nuveen, is incorporated herein by reference.

Through John Nuveen & Co. Incorporated, a wholly-owned subsidiary, Nuveen markets tax-exempt open-end and closed-end (exchange-traded) managed fund shares. Nuveen also underwrites and trades municipal bonds and tax-exempt unit investment trusts (UIT). Nuveen markets its fund shares and UITs to individuals through registered representatives associated with unaffiliated national and regional broker-dealers and other financial organizations. Through its Municipal Finance Department, the firm also serves state and local governments and their authorities by financing community projects through both negotiated and competitive financings.

Nuveen Advisory Corp., a wholly-owned subsidiary of John Nuveen & Co. Incorporated, is investment adviser to the Nuveen-sponsored open-end mutual funds and exchange-traded funds. Nuveen Institutional Advisory Corp., also a wholly-owned subsidiary, is investment adviser to the Nuveen-sponsored exchange-traded funds and provides investment management services for trust funds established by public utilities for the decommissioning of nuclear power plants.

As the leading sponsor of tax-free unit investment trusts, Nuveen currently sponsors trusts with assets of more than $20 billion in 50 different national, state and insured portfolios. Nuveen also sponsors 21 tax-free, open-end mutual funds and money market funds with assets of approximately $7 billion in national, state, insured and money market portfolios. In addition, Nuveen sponsors 82 closed-end tax-free managed funds with approximately $26 billion in total assets. These funds are traded on national stock exchanges and provide individual investors with additional opportunities to invest in tax-free securities.

Nuveen has its principal office in Chicago and maintains regional sales offices in other cities across the United States.

INVESTMENTS

Objectives. The Registrant's Board of Directors approves the annual investment plans of the underwriting subsidiaries. The primariy objectives of those plans are as follows:

     1) to maintain a widely diversified fixed maturities portfolio structured to maximize investment income while minimizing credit risk through investments in high-quality instruments;

     2) to provide for long-term growth in the market value of the investment portfolio through investments in certain other investment classes, such as equity securities, real estate and venture capital;

     3) to manage the mix of portfolio maturities to correspond to anticipated insurance loss pay-out patterns.

Fixed Maturities. Fixed maturities constituted 81% of the Registrant's investment portfolio at Dec. 31, 1993. The following table presents information about the fixed maturities portfolio for the last five years (dollars in millions).

       Amortized Pretax Net      Weighted               Weighted
        Cost at  Investment   Average Pretax        Average After-tax
Year   Year-End    Income         Yield                   Yield
- ----   --------- ----------- -----------------       ----------------
1993   $8,385.1   $607.1           7.4%                   5.9%
1992    7,731.2    605.2           8.0%                   6.5%
1991    7,230.3    589.0           8.4%                   6.8%
1990    6,538.1    561.4           9.0%                   6.9%
1989    6,284.3    561.8           9.3%                   7.0%

Based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields, the Registrant determines the mix of its investment in taxable and tax-exempt securities. The Registrant's fixed-maturity purchases in 1993 were predominantly intermediate-term, investment-grade taxable securities. At Dec. 31, 1993, the unrealized appreciation on the fixed-maturities portfolio totaled $763 million. The Registrant implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of Dec. 31, 1993.
The fixed-maturity portfolio is reported at estimated market value at Dec. 31, 1993, with unrealized gains and losses (net of deferred taxes) recorded in common shareholders' equity.

The fixed maturities portfolio is managed conservatively to provide reasonable return while limiting exposure to risks. Approximately 95% of the fixed maturities portfolio is rated at investment grade levels (BBB or better). Nonrated securities comprise the remainder of the portfolio. Most of these are nonrated municipal bonds which, in the Registrant's view, would be considered of investment grade quality if rated.

Equities. Equity securities comprised 5% of investments as of Dec. 31, 1993. Common stocks are held with the primary objective of achieving capital appreciation. This portfolio provided $44 million of realized investment gains and $12 million of dividend income in 1993.

Real Estate. The Registrant's real estate holdings, which comprised 4% of total investments, consist primarily of a diversified portfolio of commercial buildings. The Registrant does not invest in real estate mortgages.

Venture Capital. Securities of small-to medium-sized companies comprised the Registrant's investments in venture capital, which accounted for 3% of total investments at Dec. 31, 1993. These investments are in the form of limited partnerships or direct ownership.

Other Investments. The Registrant's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 7% of total investments.

Notes 3 and 4 on pages 52 and 53 of the Registrant's 1993 Annual
Report to Shareholders, which provide additional information about the Registrant's total investment portfolio, are incorporated herein by reference.

COMPETITION AND REGULATION

The businesses in which the subsidiaries of the Registrant are engaged are all highly competitive.

Underwriting. The Registrant's underwriting subsidiaries compete with a large number of other insurers. These subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive price. The combination of products, services, pricing and other methods of competition varies by line of insurance and by coverage within each line of insurance.

The Registrant and its underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to or approval of state regulatory authorities. During 1993, the Registrant received $200.0 million in cash dividends from Fire and Marine; in 1994, Fire and Marine has regulatory approval to pay up to $300.0 million in cash dividends to the Registrant, in addition to a dividend of the capital stock of its U.K.-based underwriting operation. Any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of the Registrant and its underwriting subsidiaries is also subject to such prior approval.

The underwriting subsidiaries are subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. The nature and extent of such regulation varies but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation, supervision and administration of the underwriting subsidiaries may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; restrictions on the size of risk which may be insured under a single policy; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters;
the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in the personal auto and workers' compensation insurance lines.

Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention services, increasing premium rates or by a combination of these. The freedom of the insurance underwriting subsidiaries of the Registrant to meet emerging adverse underwriting trends may be slowed, from time to time, by the effects of those state laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. Fire and Marine does business in all 50 states and the District of Columbia. Many of these jurisdictions require prior approval of most or all premium rates.

In 1988, California voters passed Proposition 103 which provided that rates for most property liability insurance policies be rolled back for one year by up to 20% from November 1987 levels. It also required pre-approval by the California insurance commissioner of rates charged subsequent to November 1989. The commissioner can grant relief from the rollback if the rollback does not allow a fair and reasonable return.

The Registrant filed timely requests for a rollback exemption and approval for subsequent rates. The Registrant believes these filings demonstrate that its rates are fair and reasonable. In February 1993, a California trial judge invalidated key sections of the current insurance commissioner's rollback standards. The California Supreme Court is reviewing and will provide guidance on Proposition 103's standards for all insurers. The Registrant believes that even if its requests are denied, any premium refunds it will be required to make will not materially impact its overall financial position.

Insurance Brokerage. The Registrant's brokerage operations are subject to licensing requirements and other regulations under the laws of the countries in which they operate. In addition, rules of the Lloyd's insurance market in London and other regulatory organizations govern certain business activities of the brokerage operations. The regulation, supervision and administration of the brokerage operations is extensive, but in general relate to licensing standards and procedures applicable to brokers; limitations on the handling and investment of premium trust funds; business reporting and premium tax collection requirements; procedures for issuing policies; and restrictions on the eligibility of insurers with whom insurance coverage may be placed.

Investment Banking-Asset Management. Nuveen is a publicly-traded company registered under the Securities Exchange Act of 1934 and listed on the New York Stock Exchange. One of its subsidiaries is a registered broker and dealer under the Securities Exchange Act of 1934, and is subject to regulation by The Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies. Nuveen's other two subsidiaries are registered investment advisers under the Investment Advisers Act of 1940. As such, they are subject to regulation by the Securities and Exchange Commission.

Item 2.  Properties.
- ------   ----------
Fire and Marine owns its home office buildings, located at 385 Washington Street and 130 West Sixth Street, Saint Paul, Minn. These buildings, which are adjacent to one another and connected by skyway, are also occupied by the Registrant and a number of its other insurance subsidiaries located in Saint Paul. These buildings consist of approximately 1.1 million square feet of gross floor space.

Several subsidaries of the Registrant, including the Minet Group, St. Paul UK and Economy, own buildings which house their respective operations.

Fire and Marine and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment.

The Registrant's operating subsidiaries rent or lease office space in many cities in which they operate.

Management considers the currently owned and leased office facilities of the Registrant and its subsidiaries adequate for the current and anticipated future level of operations.

Item 3.  Legal Proceedings.
- ------   -----------------

The information set forth in the "Legal Matters" section of Note 10 on page 60 of the Registrant's 1993 Annual Report to Shareholders, and the "Environmental Claims" section of "Management's Discussion and Analysis" on pages 38 and 39 of said Annual Report are incorporated herein by reference.

In 1989, Economy commenced a declaratory judgment action in the Circuit Court of Missouri asking that court to declare that Economy is not liable under a homeowner's policy for a wrongful death that occurred in the home of its insured, Robert A. Berdella, Jr. (Berdella). In a separate lawsuit (to which Economy was not a party) concerning that wrongful death, judgment was entered against Berdella and in favor of the claimant (Haste) in the amount of $2.5 billion in compensatory damages and $2.5 billion in punitive damages. Berdella subsequently agreed to pay Haste $17 million, in settlement of the $2.5 billion punitive damages award, and interest (currently totaling approximately $250 million) on $2.5 billion, in settlement of the $2.5 billion compensatory damages award. In its declaratory judgment action, Economy has moved for summary judgment which, if granted, would mean that Economy is not liable to pay any portion of the amount that Berdella has agreed to pay Haste. The Registrant expects the court to rule on Economy's motion for summary judgment in the near future. Kemper Corporation has agreed to indemnify the Registrant and its subsidiaries (including Economy) against all losses and expenses incurred in connection with this lawsuit.

The Registrant previously reported that the Superior Court of California had entered judgment against St. Paul Fire and Marine Insurance Company and in favor of Arntz Contracting Company and certain of its affiliates in the amount of $16.5 million in compensatory damages and $100 million in punitive damages. In January 1994, the portion of the judgment granting punitive damages was vacated. Both parties have appealed the court's rulings.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 1993.

Executive Officers of the Registrant.
- ------------------------------------

All of the persons listed below are regarded as executive officers of The St. Paul Companies, Inc. because of the responsibilities they have and duties they perform as elected officers of the Registrant, Fire and Marine or St. Paul Re. There are no family relationships between any of the Registrant's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. All of the following officers except Nicholas M. Brown Jr., Andrew I. Douglass and
Greg A. Lee have held executive positions with the Registrant or one or more of its subsidiaries for more than five years, and have been employees of the Registrant or a subsidiary for more than five years. Nicholas M. Brown Jr. joined the Registrant in September 1993. For more than five years prior to joining the Registrant, Mr. Brown held various management positions with Aetna Life and Casualty. Mr. Douglass joined the Registrant in August 1993. For more than five years prior to joining the Registrant, Mr. Douglass held various legal management positions with Heller International Corporation. Greg A. Lee joined the Registrant in January 1993. For more than five years prior to joining the Registrant, Mr. Lee held various human resources management positions with PepsiCo, Inc. and its subsidiaries.


                               Positions           Term of Office
                               Presently           and Period of
Name                Age          Held                 Service
- ----                ---        ---------           --------------

Douglas W.          57        Chairman, President     Serving at the
  Leatherdale                  and Chief Executive     pleasure of the
                               Officer                 Board from 5-90

Thomas W. McKeown   64        Executive Vice          Serving at the
                               President and Chief     pleasure of the
                               Administrative          Board from 5-85
                               Officer

Patrick A. Thiele   43        Executive Vice          Serving at the
                               President and           pleasure of the
                               Chief Financial         Board from 12-91
                               Officer

Nicholas M.         39        President-              Serving at the
 Brown Jr.                     St. Paul                pleasure of the
                               Specialty-              Board from 9-93
                               Fire and Marine

Gary P. Hanson      50        President-              Serving at the
                               St. Paul                pleasure of the
                               Personal &              Board from 9-93
                               Business
                               Insurance-
                               Fire and Marine

James A. Schulte    44        President-              Serving at the
                               St. Paul                pleasure of the
                               Commercial-             Board from 10-93
                               Fire and Marine

James F. Duffy      50        President and           Serving at the
                               Chief Executive         pleasure of the
                               Officer-                Board from 9-93
                               St. Paul Re

Howard E. Dalton    56        Senior Vice             Serving at the
                               President and           pleasure of the
                               Chief Accounting        Board from 9-87
                               Officer

Andrew I. Douglass  50        Senior Vice             Serving at the
                               President and           pleasure of the
                               General Counsel         Board from 8-93

Greg A. Lee         44        Senior Vice             Serving at the
                               President-              pleasure of the
                               Human Resources         Board from 1-93

Bruce A. Backberg   45        Vice President          Serving at the
                               and Corporate           pleasure of the
                               Secretary               Board from 5-92

James L. Boudreau   58        Vice President          Serving at the
                               and Treasurer           pleasure of the
                                                       Board from 11-90

                              Part II

Item 5.   Market for the Registrant's Common Equity and Related
- ------    Stockholder Matters.
          -----------------------------------------------------

The "Stock Trading" and "Stock Price and Dividend Rate" portions of the "Shareholder Information" section on the inside back cover of the Registrant's 1993 Annual Report to Shareholders are incorporated herein by reference.

Item 6.   Selected Financial Data.
- ------    -----------------------

The "Eleven-year Summary of Selected Financial Data" section on pages 42 and 43 of the Registrant's 1993 Annual Report to
Shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and
- ------    Results of Operations.
          ---------------------------------------------------------------

The "Management's Discussion and Analysis" section on pages 22 to 41 of the Registrant's 1993 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
- ------    -------------------------------------------

The financial statements and supplementary data on pages 42 to 63 of the Registrant's 1993 Annual Report to Shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
- ------    Accounting and Financial Disclosure.
          ---------------------------------------------------------------

None.

                             Part III
                             --------

Item 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------

The "Nominees for Directors" section, which provides information regarding the Registrant's directors, on pages 4 to 6 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 3, 1994, is incorporated herein by reference. Roger L. Hale, who has served the Registrant as a director since January 1, 1980, is not standing for re-election as a director at the May 3, 1994 annual meeting. Mr. Hale, who is 59 years old, has held the positions of President and Chief Executive Officer of TENNANT, which manufactures industrial floor maintenance equipment, for more than the past five years. He also serves as a director of TENNANT, First Bank System, Inc. and Dayton-Hudson Corporation. Information regarding the Registrant's executive officers is included in Part I of this report.

Item 11.  Executive Compensation.
- -------   ----------------------

The "Executive Compensation" section on pages 19 to 26 and the "Board of Directors Compensation" section on pages 6 to 8 of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 3, 1994, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
- -------   Management.
          ---------------------------------------------------

The "Security Ownership of Certain Beneficial Owners and
Management" section on pages 27 to 30 of the Registrant's Proxy
Statement relating to the annual meeting of shareholders to be held May 3, 1994, are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
- -------   ----------------------------------------------

None.

                              Part IV
                              -------

Item 14.  Exhibits, Financial Statements, Financial Statement
- -------   Schedules and Reports on Form 8-K.
          ---------------------------------------------------

(a) Filed documents. The following documents are filed as part of this report:

     1.   Financial Statements.
          Incorporated by reference into Part II of this report:
            The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Operations - Year Ended
                 December 31, 1993, 1992 and 1991
               Consolidated Balance Sheets - December 31, 1993 and 1992 Consolidated Statements of Common Shareholders' Equity -
                 Year Ended December 31, 1993, 1992 and 1991
               Consolidated Statements of Cash Flows - Year Ended
                 December 31, 1993, 1992 and 1991
               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.
          The St. Paul Companies, Inc. and Subsidiaries:
               Independent Auditor's Report on Financial Statement
               Schedules
               I.  Summary of Investments - Other than Investments in
                    Related Parties
               II. Amounts Receivable from Related Parties, and Underwriters, Promoters, and Employees Other
                    Than Related Parties
              III.  Condensed Financial Information of Registrant
                V.  Supplementary Insurance Information
               VI.  Reinsurance
             VIII.  Valuation and Qualifying Accounts
               IX.  Short-term Borrowings
                X.  Supplemental Information -
                    Property-Liability Insurance

               All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Financial Statements or Notes thereto.

     3. Exhibits. An Exhibit Index is set forth at page 38 of this report.

           (3) The current articles of incorporation and the current bylaws of the Registrant are incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1990.

           (4) A specimen certificate of the Registrant's common stock is incorporated herein by reference to the Registrant's Form 10-K for the year ended December
               31, 1992.

               The Registrant's Shareholder Protection Rights Agreement and the amendment thereof are incorporated herein by reference to the Registrant's Form 8-K Current Reports dated December 4, 1989 and March 9, 1990.

               There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Commission upon request.

          (10) The Registrant's Non-Employee Director Stock
               Retainer Plan is incorporated by reference to the Registrant's Form 10-K for the year ended December
               31, 1991.

               The summary description of the Registrant's Outside Directors' Retirement Plan is incorporated by reference to the Registrant's proxy statement relating to the annual meeting of shareholders to be held May 3, 1994.

               The Registrant's 1988 Stock Option Plan, as amended, is incorporated by reference to the Registrant's
               Form 10-K for the year ended December 31, 1990.

               The Registrant's Restricted Stock Award Plan, as amended, is incorporated herein by reference to the Registrant's Form 10-K for the year ended December
               31, 1989.

               The Registrant's Benefit Equalization Plan and
               Special Severance Policy are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1987.

               The Registrant's amended 1980 Stock Option Plan as in effect for options granted prior to February
               1988, is incorporated by reference to the Registrant's Registration Statement on Form S-8 (SEC File No. 33-26923) filed February 8, 1989.

               The Deferred Management Incentive Awards Agreement -
               Prime Rate, the Deferred Management Incentive Awards Agreement - Phantom Stock, the Directors' Deferred
               Compensation Agreement - Prime Rate and the
               Directors' Deferred Compensation Agreement - Phantom
               Stock are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1982.

               The Registrant's Alternate Long-Term Incentive Plan is incorporated by reference to the Registrant's
               Form 10-Q for the quarter ended March 31, 1983.

               The summary descriptions of the Registrant's Annual Incentive Plan, Executive Post-Retirement Life Insurance Plan and Executive Excess Long-Term Disability Plan are incorporated by reference to the Registrant's proxy statement relating to the annual meeting of shareholders which was held on May 5, 1992.

          (11) A statement regarding the computation of per share earnings.

          (12) A statement regarding the computation of the ratio of earnings to combined fixed charges and preferred stock dividends.

          (13) The Registrant's 1993 Annual Report to Shareholders. The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:

               Portions of Annual Report for the          Items in
               this year ended December 31, 1993           report
               -----------------------------------      -------------

               Consolidated Financial Statements              Item 8
               Notes to Consolidated Financial Statements     Item 1,8
               Independent Auditors' Report                   Item 8
               Management's Discussion and Analysis           Item 7
               "Stock Trading" and "Stock Price and Dividend
                 Rate" portions of "Shareholder Information"  Item 5
               Eleven-year Summary of Selected
                 Financial Data                               Item 6

               The Registrant's complete 1993 Annual Report to
               Shareholders is furnished to the Commission in a paper format pursuant to Rule 14a-3(c).

          (21) List of subsidiaries of the Registrant.

          (23) Consent of independent auditors to incorporation by reference of certain reports into the Registrant's Registration Statements on Form S-8 (SEC File No. 2-69894, No. 33-15392, No. 33-20516, No. 33-23446, No.
               33-23948, No. 33-24220, No. 33-24575, No. 33-26923
               and No. 33-49273) and Form S-3 (SEC File No. 33-33931 and No. 33-50115).

          (24) Power of attorney.

          (28) Information from reports furnished to state insurance regulatory authorities.

(b)  Reports on Form 8-K.

          The Registrant filed a Form 8-K Current Report dated
          October 12, 1993, pertaining to exhibits filed in connection with the Registrant's Registration Statement on Form S-3.

          The Registrant filed a Form 8-K Current Report dated
          October 21, 1993, pertaining to the Registrant's press release relating to the announcement of third quarter
          1993 financial results.

          The Registrant filed a Form 8-K Current Report dated
          January 24, 1994, pertaining to the Registrant's press release relating to the announcement of financial results for the year ended December 31, 1993.

          The Registrant filed a Form 8-K Current Report dated February 10, 1994, pertaining to the Registrant's press release relating to the announcement of estimated losses from catastrophes in January 1994 and to the possibility of the Registrant repurchasing up to one million of its common shares.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE ST. PAUL COMPANIES, INC.
                                ----------------------------
                                       (Registrant)

Date March 18, 1994             By /s/ Bruce A. Backberg
     --------------                ---------------------
                                   Bruce A. Backberg
                                   Vice President and
                                     Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date March 18, 1994             By /s/ Douglas W. Leatherdale
     --------------                --------------------------
                                   Douglas W. Leatherdale, Director,
                                   Chairman of the Board, President
                                   and Chief Executive Officer


Date March 18, 1994             By /s/ Patrick A. Thiele
     --------------                ---------------------
                                   Patrick A. Thiele, Director,
                                     Executive Vice President and
                                     Chief Financial Officer


Date March 18, 1994             By /s/ Howard E. Dalton
     --------------                --------------------
                                   Howard E. Dalton, Senior
                                     Vice President and
                                     Chief Accounting Officer


Date March 18, 1994             By /s/ Michael R. Bonsignore
     --------------                -------------------------
                                   Michael R. Bonsignore*, Director


Date March 18, 1994             By /s/ John H. Dasburg
     --------------                -------------------
                                   John H. Dasburg*, Director


Date March 18, 1994             By /s/ W. John Driscoll
     --------------                --------------------
                                   W. John Driscoll*, Director


Date March 18, 1994             By /s/ Mark S. Fowler
     --------------                ------------------
                                   Mark S. Fowler*, Director

Date March 18, 1994             By /s/ Pierson M. Grieve
     --------------                ---------------------
                                   Pierson M. Grieve*, Director


Date March 18, 1994             By /s/ Roger L. Hale
     --------------                -----------------
                                   Roger L. Hale*, Director


Date March 18, 1994             By /s/ Ronald James
     --------------                ----------------
                                   Ronald James*, Director


Date March 18, 1994             By /s/ William H. Kling
     --------------                --------------------
                                   William H. Kling*, Director


Date March 18, 1994             By /s/ Bruce K. MacLaury
     --------------                ---------------------
                                   Bruce K. MacLaury*, Director


Date March 18, 1994             By /s/ Ian A. Martin
     --------------                -----------------
                                   Ian A. Martin*, Director


Date March 18, 1994             By /s/ Glen D. Nelson
     --------------                ------------------
                                   Glen D. Nelson*, Director


Date March 18, 1994             By /s/ Anita M. Pampusch
     --------------                ---------------------
                                   Anita M. Pampusch*, Director


Date March 18, 1994             *By /s/ Bruce A. Backberg
     --------------                ----------------------
                                   Bruce A. Backberg,
                                     Attorney-in-fact

   INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of January 24, 1994, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the index in Item 14(a) 2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


St. Paul, Minnesota
January 24, 1994                   /s/ KPMG Peat Marwick
                                   ---------------------
                                       KPMG Peat Marwick

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                SCHEDULE I - SUMMARY OF INVESTMENTS
             OTHER THAN INVESTMENTS IN RELATED PARTIES
                         December 31, 1993
                     (In thousands of dollars)

                                                     1993
                                 --------------------------------------------
                                                                Amount at
                                                               which shown
                                                                 in the
                                     Cost(1)     Value(1)     balance sheet
                                    --------     --------     -------------
Type of investment:

Fixed maturities:
 United States Government and
   government agencies and
   authorities                   $ 1,854,287    1,938,992     1,938,992
 States, municipalities and
   political subdivisions          4,108,680    4,610,918     4,610,918
 Foreign governments                 520,254      564,699       564,699
 Corporate securities                957,526    1,016,074     1,016,074
 Mortgage-backed securities          944,352    1,017,281     1,017,281
                                  ----------    ---------    ----------
      Total fixed maturities       8,385,099    9,147,964     9,147,964
                                  ----------    =========    ----------
Equity securities:
 Common stocks:
   Public utilities                   40,389       44,025        44,025
   Banks, trusts and insurance
     companies                        23,871       25,030        25,030
   Industrial, miscellaneous and
     all other                       424,123      479,627       479,627
                                  ----------    ---------    ----------
      Total equity securities        488,383      548,682       548,682
                                  ----------    =========    ----------

Venture capital                      224,523      297,982       297,982
                                  ----------    =========    ----------


Real estate                          498,691(2)                 488,691
Other investments                     47,834                     47,834
Short-term investments               725,261                    725,261
                                  ----------                 ----------
      Total investments          $10,369,791                 11,256,414
                                  ==========                 ==========

(1) See Notes 1, 3 and 4 to the consolidated financial statements included in the Registrant's 1993 Annual Report to Shareholders.

(2) The cost of real estate represents the cost of the properties before the valuation provision. (See Schedule VIII on page 34).

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE II - AMOUNTS RECEIVABLE FROM
         RELATED PARTIES, AND UNDERWRITERS, PROMOTERS AND
               EMPLOYEES OTHER THAN RELATED PARTIES
           Years Ended December 31, 1993, 1992 and 1991
                     (In thousands of dollars)

                                                                 Balance at
                                            Deductions           End of Year
                                      ----------------------   -----------------
                  Balance at                       Foreign
                 Beginning of            Amounts   Currency              Non-
Name of Employee    Year      Additions Collected Translation  Current current
- ----------------  ----------  --------- --------- -----------  ------- ---------
1993
- ----
Murray, R.H. (1)  $  432         27        (71)        -         388         -

Quick, S.J. (2)       36          -          -        (6)         30         -

Bedford, A.D. (3)    107          -        (45)      (17)         45         -

Burne, R.E. (4)      416          -       (416)        -           -         -

Roche, B.J. (4)      416          -       (416)        -           -         -
                   -----        ---       ----       ---       -----       ---
                  $1,407         27       (948)      (23)        463         -
                   =====        ===       ====       ===       =====       ===
1992
- ----

Murray, R.H.      $  402         30          -         -         432         -

Quick, S.J.          166          -       (133)        3          36         -

Bedford, A.D.        105          -          -         2         107         -

Burne, R.E.          409          -          -         7         416         -

Roche, B.J.          409          -          -         7         416         -
                   -----        ---       ----       ---       -----       ---
                  $1,491         30       (133)       19       1,407         -
                   =====        ===       ====       ===       =====       ===
1991
- ----

Murray, R.H.      $  375         27          -         -         402         -

Quick, S.J.          178          -          -       (12)        166         -

Bedford, A.D.        112          -          -        (7)        105         -

Burne, R.E.            -        409          -         -           -       409

Roche, B.J.            -        409          -         -           -       409
                   -----        ---       ----       ---       -----       ---
                  $  665        845          -       (19)       673        818
                   =====        ===       ====       ===       =====       ===

(1) Represents demand note, interest rate at market.
(2) Represents interest free, unsecured loan.
(3) Represents housing loan at 2.5%.
(4) Represents interest free, secured loan.

            THE ST. PAUL COMPANIES, INC. (Parent Only)

   SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                CONDENSED BALANCE SHEET INFORMATION
                    December 31, 1993 and 1992
                     (In thousands of dollars)

Assets
- ------                                               1993          1992
                                                    -----         -----
Investment in subsidiaries                     $3,555,191     2,752,740
Investments:
 Fixed maturities (at estimated market value
   in 1993; amortized cost in 1992)                49,134        49,237
 Equity securities, at market                      32,959        23,134
 Short-term investments                             2,478         7,387
Deferred income taxes                             113,765       100,147
Notes and other receivables from subsidiaries       1,205         1,315
Other assets                                       31,920        37,107
                                                ---------    ----------
   Total assets                                $3,786,652     2,971,067
                                                =========    ==========

Liabilities
- -----------

Debt                                           $  717,056       705,570
Dividends payable to shareholders                  29,634        28,590
Other liabilities                                  36,155        34,981
                                                ---------     ---------
   Total liabilities                              782,845       769,141
                                                ---------     ---------

Convertible preferred stock                       147,608       149,161
Guaranteed obligation - PSOP                     (148,929)     (149,734)
                                                ---------     ---------
   Net convertible preferred stock                 (1,321)         (573)
                                                ---------     ---------
Common Shareholders' Equity
- ---------------------------

Common stock, authorized 120,000,000 shares;
 issued 42,357,338 shares (42,059,277 in 1992)    438,559       422,249
Retained earnings                               2,082,832     1,781,113
Guaranteed obligation - ESOP                      (56,005)      (67,452)
Unrealized appreciation of investments            588,844        63,669
Unrealized gain (loss) on foreign
  currency translation                            (49,102)        2,920
                                                ---------     ---------
   Total common shareholders' equity            3,005,128     2,202,499
                                                ---------     ---------
   Total liabilities, preferred stock and
     common shareholders' equity               $3,786,652     2,971,067
                                                =========     =========

See accompanying notes to condensed financial information.

            THE ST. PAUL COMPANIES, INC. (Parent Only)

   SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             CONDENSED STATEMENT OF INCOME INFORMATION
            Years Ended December 31, 1993, 1992 and 1991
                     (In thousands of dollars)

                                      1993          1992          1991
                                     -------       -------     -------
Revenues:
 Realized investment gains (losses) $  5,551       (7,022)        3,128
 Net investment income                 4,647        7,174         4,270
 Realized gain on sale of minority
   interest in Nuveen                      -       98,284             -
 Other                                     -            -            43
                                     -------      -------       -------

   Total revenues                     10,198       98,436         7,441
                                     -------      -------       -------


Expenses:
 Interest expense                     43,349       36,933        39,157
 Administrative and other             25,403       22,575        14,005
                                     -------      -------       -------

   Total expenses                     68,752       59,508        53,162
                                     -------      -------       -------

   Income (loss) before income taxes (58,554)      38,928       (45,721)

Income tax benefit                   (24,977)    (119,574)      (14,017)
                                     -------      -------       -------
   Income (loss) before cumulative
    effects of accounting changes    (33,577)     158,502       (31,704)

Cumulative effects of accounting
   changes:
 Income taxes                              -      (23,264)            -
 Postretirement benefits                   -       (2,934)            -
                                     -------      -------       -------

   Net income (loss) - Parent only   (33,577)     132,304       (31,704)

Equity in net income (loss)
   of subsidiaries                   461,186     (288,342)      436,766
                                     -------      -------       -------

   Consolidated net income (loss)   $427,609     (156,038)      405,062
                                     =======      =======       =======

See accompanying notes to condensed financial information.

            THE ST. PAUL COMPANIES, INC. (Parent Only)

   SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           CONDENSED STATEMENT OF CASH FLOWS INFORMATION
           Years Ended December 31, 1993, 1992 and 1991
                     (In thousands of dollars)

                                          1993         1992          1991
                                      --------     --------      --------
Operating Activities:
 Net income (loss)                   $ (33,577)     132,304       (31,704)
 Cash dividends from subsidiaries      208,333      109,788       200,676
 Tax payments from subsidiaries         99,751      106,078       188,796
 State and federal income tax payments (83,200)    (107,100)     (160,200)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Deferred tax provision (benefit)     (7,609)    (109,994)        1,865
   Realized gains                       (5,551)     (91,262)       (3,128)
   Other                               (14,205)       2,951       (24,761)
                                      --------     --------      --------
   Cash provided by
     operating activities              163,942       42,765       171,544
                                      --------     --------      --------

Investing Activities:
 Proceeds from sales and maturities
   of investments                       62,656      145,083        58,651
 Purchases of investments              (61,614)    (193,626)      (68,106)
 Capital contributions to subsidiaries (75,136)     (50,311)      (44,080)
 Proceeds from sale of Nuveen shares         -      137,052             -
 Other                                   1,356       (5,734)          788
                                      --------     --------      --------
   Cash provided by (used in)
     investing activities              (72,738)      32,464       (52,747)
                                      --------     --------      --------

Financing Activities:
 Dividends paid to shareholders       (129,218)    (126,067)     (120,154)
 Issuance of debt                       77,243      102,646        64,831
 Repayment of debt                     (51,735)      (8,504)      (45,011)
 Repayment of intercompany debt              -            -       (30,387)
 Reacquired common shares                 (207)     (57,722)         (193)
 Stock options exercised and other      12,713       14,418        12,117
                                      --------     --------      --------

   Cash used in financing activities   (91,204)     (75,229)     (118,797)
                                      --------     --------      --------

Effect of exchange rate changes
  on cash                                    -            -             -
                                      --------     --------      --------

Change in cash                               -            -             -
Cash at beginning of year                    -            -             -
                                      --------     --------      --------

Cash at end of year                  $       -            -             -
                                      ========     ========      ========

See accompanying notes to condensed financial information.

            THE ST. PAUL COMPANIES, INC. (Parent Only)

   SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             NOTES TO CONDENSED FINANCIAL INFORMATION

  1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the Registrant's 1993 Annual Report to Shareholders.

  2. Carrying Value of Fixed Maturities: The Registrant adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of Dec. 31, 1993. The fixed-maturity portfolio is now recorded at estimated market value, with the corresponding unrealized appreciation recorded, net of taxes, in common shareholders' equity. The Registrant did not restate its 1992 balance sheet to reflect this change. The estimated market value of the Registrant's fixed-maturity portfolio at Dec. 31, 1992 was $51.9 million.

  3. Cash Flow Reclassification: In 1993, the Registrant changed its classification of realized gains from an operating cash flow to an investing cash flow. The Registrant's statements of cash flows for 1992 and 1991 were restated to reflect this change.


  4. Debt consists of the following:
                                          December 31,
                                    ---------------------
                                         1993      1992
                                       -------   --------
     Medium-term notes                $210,780   133,534
     Commercial paper                  201,384   229,889
     Guaranteed PSOP debt (1)          148,929   149,734
     9-3/8% notes                       99,959    99,947
     Guaranteed ESOP debt               47,223    58,333
     Guaranteed ESOP debt (1)            8,781     9,119
     Pound sterling loan notes               -    25,014
                                       -------   -------
      Total debt                      $717,056   705,570
                                       =======   =======



     (1)  Eliminated in consolidation.

     See Note 6 to the consolidated financial statements included in the Registrant's 1993 Annual Report to Shareholders for further information on the debt outstanding at Dec. 31, 1993.

     The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 1994, $31.5 million; 1995, $11.1 million; 1996, $212.5 million; 1997, $111.1 million; 1998,
     $27.8 million.

  5. Common Shareholders' Equity: See Note 9 to the consolidated financial statements included in the Registrant's 1993 Annual Report to Shareholders.

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

          SCHEDULE V-SUPPLEMENTARY INSURANCE INFORMATION
                     (In thousands of dollars)

                                          At December 31,
                      --------------------------------------------------------
                           Deferred      Gross                  Other policy
                            policy      loss and       Gross     claims and
                         acquisition loss adjustment  unearned    benefits
                           expenses  expense reserves premiums    payable
                         ----------- ---------------- --------    -----------
1993
- ----

Property-Liability Insurance
Underwriting:
 Specialized Commercial   $106,584    3,014,729     595,960          -
 Medical Services           44,951    2,229,728     552,165          -
 Business Insurance         46,328    1,471,664     215,125          -
 Reinsurance                29,177    1,812,517     161,178          -
 Personal Insurance         58,458      472,655     268,902          -
 International               9,362      183,898      82,305          -
                           -------    ---------   ---------      -----

      Total               $294,860    9,185,191   1,875,635          -
                           =======    =========   =========      =====


1992
- ----

Property-Liability Insurance
Underwriting:
 Specialized Commercial   $107,443    2,921,368     595,691          -
 Medical Services           45,551    2,309,568     493,399          -
 Business Insurance         59,539    1,533,655     272,363          -
 Reinsurance                25,536    1,758,949     134,949          -
 Personal Insurance         28,019      200,760     116,806          -
 International              14,042       88,259      95,803          -
                           -------    ---------   ---------      -----

      Total               $280,130    8,812,559   1,709,011          -
                           =======    =========   =========      =====



           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

          SCHEDULE V-SUPPLEMENTARY INSURANCE INFORMATION
                     (In thousands of dollars)

                                              Insurance
                                              losses    Amortization
                                      Net     and loss   of policy   Other
                          Premiums investment adjustment acquisition operating  Premiums
                            earned   income    expenses   expenses    expenses   written
                          -------- ---------- ---------- ----------- --------- ---------
1993
- ----
Property-Liability
Insurance Underwriting:
 Specialized Commercial $1,011,439          -    751,406    263,138   91,570   1,000,255
 Medical Services          688,980          -    389,483    122,323   48,777     710,281
 Business Insurance        531,465          -    397,786    170,155   34,673     477,515
 Reinsurance               395,008          -    327,696     74,026   38,152     431,242
 Personal Insurance        372,734          -    258,300     70,221   66,405     387,864
 International             178,712          -    179,067     32,274   30,042     171,388
 Net investment income           -    646,396          -          -        -           -
 Other                           -          -          -          -   53,211           -
                         ---------    ------- ----------    -------  -------   ---------

Total                   $3,178,338    646,396  2,303,738    732,137  362,830   3,178,545
                         =========    =======  =========    =======  =======   =========

1992
- ----
Property-Liability
Insurance Underwriting:
 Specialized Commercial $1,050,936          -    868,570    282,938   77,583   1,058,127
 Medical Services          722,172          -    403,990    134,442   40,471     712,021
 Business Insurance        676,265          -    567,768    203,045   49,515     623,434
 Reinsurance               361,093          -    558,305     79,950   37,194     343,045
 Personal Insurance        206,746          -    161,038     66,593   22,953     225,974
 International             126,034          -    130,375     22,337   21,159     179,818
 Net investment income           -    642,301          -          -        -           -
 Other                           -          -          -          -   61,525           -
                         ---------    -------  ---------    -------  -------   ---------

      Total             $3,143,246    642,301  2,690,046    789,305  310,400   3,142,419
                         =========    =======  =========    =======  =======   =========

1991
- ----
Property-Liability
Insurance Underwriting:
 Specialized Commercial $1,122,561          -    854,842    260,721   56,099   1,137,504
 Medical Services          685,402          -    370,232    134,141   39,357     716,768
 Business Insurance        699,225          -    568,544    209,228   43,119     730,425
 Reinsurance               375,427          -    386,358     80,238   34,939     363,997
 Personal Insurance        198,212          -    129,498     62,907   18,837     203,527
 International              65,411          -     56,095      9,863   13,223      81,508
 Net investment income           -    640,856          -          -        -           -
 Other                           -          -          -          -   31,747           -
                         ---------    -------  ---------    -------  -------   ---------

      Total             $3,146,238    640,856  2,365,569    757,098  237,321   3,233,729
                         =========    =======  =========    =======  =======   =========


           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                     SCHEDULE VI - REINSURANCE
           Years Ended December 31, 1993, 1992 and 1991
                     (In thousands of dollars)


                                                               Percentage
Property-liability              Ceded to  Assumed              of amount
   insurance          Gross      other   from other  Net       assumed to
premiums earned:      amount   companies companies  amount        net
- ------------------    ------   --------- ---------  ------     ----------
   1993           $3,021,203    523,491   680,626   3,178,338      21.4%
                   =========    =======   =======   =========



   1992           $3,027,243    545,502   661,505   3,143,246      21.0%
                   =========    =======   =======   =========



   1991           $2,985,674    547,293   707,857   3,146,238      22.5%
                   =========    =======   =======   =========




           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           Years Ended December 31, 1993, 1992 and 1991
                     (In thousands of dollars)

                                           Additions
                                     ---------------------
                         Balance at  Charged to Charged to               Balance
                         beginning   costs and  other                    at end
Description               of year    expenses   accounts   Deductions(1) of year
- -----------              ---------- ----------- ---------- ------------- -------
1993
- ----
Real estate valuation
  adjustment               $      -    10,000         -            -      10,000
                            =======    ======     =====       ======      ======
Allowance for uncollectible:
 Agency loans              $  5,000     3,000         -        3,250       4,750
                            =======    ======     =====       ======      ======
 Premiums receivable from:
   Underwriting activities $  7,314     8,756         -        1,068      15,002
                            =======    ======     =====       ======      ======
   Brokerage activities    $ 18,771     1,637         -        1,339      19,069
                            =======    ======     =====       ======      ======
 Reinsurance               $ 32,768     2,947         -        9,513      26,202
                            =======    ======     =====       ======      ======

1992
- ----
Oil and gas valuation
 adjustment for ceiling
 test write-down           $ 65,636         -         -       65,636           -
                            =======    ======     =====       ======      ======
Allowance for uncollectible:
 Agency loans              $  5,000         -         -            -       5,000
                            =======    ======     =====       ======       =====
 Premiums receivable from:
   Underwriting activities $ 12,344     2,496         -        7,526       7,314
                            =======    ======     =====       ======      ======
   Brokerage activities    $ 20,843     1,992         -        4,064      18,771
                            =======    ======     =====       ======      ======
 Reinsurance               $ 13,708    21,508         -        2,448      32,768
                            =======    ======     =====       ======      ======

1991
- ----
Oil and gas valuation
 adjustment for ceiling
 test write-down           $126,838    17,000         -       78,202      65,636
                            =======    ======     =====       ======      ======
Allowance for uncollectible:
 Agency loans              $  5,000         -         -            -       5,000
                            =======    ======     =====       ======      ======
 Premiums receivable from:
   Underwriting activities $ 10,578     3,842         -        2,076      12,344
                            =======    ======     =====       ======     =======
   Brokerage activities    $ 21,235     3,216         -        3,608      20,843
                            =======    ======     =====       ======     =======
 Reinsurance               $ 15,869       283         -        2,444      13,708
                            =======    ======     =====       ======     =======



(1) Deductions include write-offs of amounts determined to be uncollectible and unrealized foreign exchange gains and losses. For the oil and gas valuation adjustment, the deduction in 1992 and 1991 represents that portion of the accumulated ceiling test write-down allocated to properties sold in those years.

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                SCHEDULE IX - SHORT-TERM BORROWINGS
           Years Ended December 31, 1993, 1992 and 1991
                     (In thousands of dollars)

                                           Maximum     Average      Weighted
                               Weighted     amount      amount      average
                    Balance    average   outstanding outstanding interest rate
                   at end of interest rate during the during the   during the
                      year  at end of year   year       year(3)       year
                   -------- -------------- ---------- ---------- ------------
1993
- ----

Short-term
 borrowings:

 Securities sold
  under agreement
  to repurchase(1)  $80,383      3.6%     $ 80,383      $   661       3.6%

 Bank borrowings(2) $     -         -     $124,000      $ 3,057       4.8%

1992
- ----

Short-term bank
 borrowings(2)      $20,000      5.8%     $139,000      $12,498        4.1%


1991
- ----

Short-term bank
 borrowings(2)      $22,000      5.4%     $ 54,000      $ 1,567       6.1%





 (1) Represents short-term borrowings of Nuveen.

 (2) Represents the collateralized bank borrowings of Nuveen.

 (3) Based on weighted average daily amounts outstanding.

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE X-SUPPLEMENTAL INFORMATION - PROPERTY-LIABILITY INSURANCE
                     (In thousands of dollars)

                                       Gross
                      Deferred      Reserves for
                       Policy          Losses       Discount     Gross
                    Acquisition       and Loss      on Loss     Unearned
At December 31        Expenses  Adjustment Expenses Reserves    Premiums
- --------------      ----------- ------------------- --------    --------
1993                 $294,860       9,185,191             -    1,875,635



1992                 $280,130       8,812,559             -    1,709,011


           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE X-SUPPLEMENTAL INFORMATION - PROPERTY-LIABILITY INSURANCE
                     (In thousands of dollars)

                                      Losses and Loss
                                         Adjustment
                                     Expenses Incurred     Amortization
                                         Related to        of Deferred    Paid Losses
                          Net        -----------------       Policy        and Loss
Year Ended     Earned    Investment   Current   Prior      Acquisition     Adjustment    Premiums
December 31,  Premiums   Income        Year(1) Years(1)     Expenses        Expenses      Written
- ------------  --------   --------    -------- --------    ------------  -------------  ----------
1993        $3,178,338    646,396   2,526,675 (222,937)       732,137      2,126,515    3,178,545



1992        $3,143,246    642,301   2,941,214 (251,168)       789,305      2,160,091    3,142,419



1991        $3,146,238    640,856   2,607,896 (242,327)       757,098      1,953,750    3,233,729




(1) Current year and prior year losses and loss adjustment expenses incurred for 1992 and 1991 were reclassified to conform to the 1993 presentation, which includes the results of the Registrant's U.K.-based underwriting operation, St. Paul UK, in the current and prior year information.

                               EXHIBIT INDEX*
                              -----------------
                                                                       How
Exhibit                                                               Filed
- -------                                                               -----
  (2)     Plan of acquisition, reorganization, arrangement,
            liquidation, or succession**. . . . . . . . . . . . . . .  . .
  (3)     Articles of incorporation and by-laws***  . . . . . . . .. . . .
  (4)     Instruments defining the rights of security holders,
            including indentures. . . . . . . . . . . . . . . . . . . .  .
           (a)  Specimen Common Stock Certificate***. . . . . . . . . .  .
           (b)  Shareholder Protection Rights Agreement***. . . . . . .  .
  (9)     Voting trust agreements** . . . . . . . . . . . . . . . .. . . .
 (10)     Material contracts
          (a)  Non-Employee Director Stock Retainer Plan***. . . . . . ..
          (b)  Outside Directors' Retirement Plan*** . . . . . . . . . ..
          (c)  Amended 1988 Stock Option Plan*** . . . . . . . . . . . ..
          (d)  Restricted Stock Award Plan***. . . . . . . . . . . . . ..
          (e)  Benefit Equalization Plan***. . . . . . . . . . . . . . ..
          (f)  Special Severance Policy*** . . . . . . . . . . . . . . ..
          (g)  Amended 1980 Stock Option Plan*** . . . . . . . . . . . ..
          (h)  Deferred Management Incentive Awards Agreement
                 - Prime Rate*** . . . . . . . . . . . . . . . . . . . ..
          (i)  Deferred Management Incentive Awards Agreement
                 - Phantom Stock***. . . . . . . . . . . . . . . . . . ..
          (j)  Directors' Deferred Compensation Agreement
                 - Prime Rate*** . . . . . . . . . . . . . . . . . . . ..
          (k)  Directors' Deferred Compensation Agreement
                 - Phantom Stock***. . . . . . . . . . . . . . . . . . ..
          (l)  Alternative Long-Term Incentive Plan*** . . . . . . . . ..
          (m)  Annual Incentive Plan***. . . . . . . . . . . . . . . . ..
          (n)  Executive Post-Retirement Life Insurance Plan***. . . . ..
          (o)  Executive Excess Long-Term Disability Plan*** . . . . . ..
 (11)     Statement re computation of per share earnings. . . . . .. . . . (1)
 (12)     Statement re computation of ratios. . . . . . . . . . . .. . . . (1)
 (13)     Annual report to security holders . . . . . . . . . . . .. . . . (1)
 (16)     Letter re change in certifying accountant** . . . . . . .. . . .
 (18)     Letter re change in accounting principles** . . . . . . .. . . .
 (21)     Subsidiaries of the Registrant. . . . . . . . . . . . . .. . . . (1)
 (22)     Published report regarding matters submitted to vote
            of security holders** . . . . . . . . . . . . . . . . . . .. .
 (23)     Consents of experts and counsel . . . . . . . . . . . . .. . . . (1)
 (24)     Power of attorney . . . . . . . . . . . . . . . . . . . .. . . . (1)
 (27)     Financial data schedule** . . . . . . . . . . . . . . . .. . . .
 (28)     Information from reports furnished to state insurance
            regulatory authorities****. . ..  . . . . . . . .. .  Paper Page 3
 (99)     Additional exhibits** . . . . . . . . . . . . . . . . . .. . . .

   *The exhibits are included only with the copies of this report that are filed with the Securities and Exchange Commission. However, copies of the exhibits may be obtained from the Registrant for a reasonable fee by writing to the Corporate Secretary, The St. Paul Companies, Inc.,
    385 Washington Street, St. Paul, Minnesota 55102.

  **These items are not applicable.

 ***These items are incorporated by reference as described in Item 14(a)(3) of this report.

****Filed on paper under cover of Form SE in accordance with Rule 202 of Regulation S-T.

  (1) Filed electronically.