Form 10-Q
period 1994-03-31
ST PAUL COMPANIES INC /MN/
filed 1994-05-12
CIK 86312

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
     (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1994
                                   ------------------------------------------

                                   or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   ----------------------  ------------------

     Commission File Number  0-3021
                             ------

                     THE ST. PAUL COMPANIES, INC.
- ---------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


  Minnesota                                       41-0518860
  ---------                         ---------------------------------
(State or other jurisdiction of         (I.R.S  Employer Identification
incorporation or organization)                       No.)


385 Washington St., Saint Paul, MN                   55102
- ----------------------------------     ---------------------------------
(Address of principal executive                   (Zip Code)
offices)


Registrant's telephone number, including area code (612) 221-7911
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     -----    -----

The number of shares of the Registrant's Common Stock, without par value, outstanding at May 10, 1994, was 84,087,248. This total of shares outstanding reflects the impact of the 2-for-1 stock split approved and declared by the Registrant's Board of Directors on May 3, 1994.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income, (Unaudited),
         Three Months Ended March 31, 1994 and 1993          3


     Consolidated Balance Sheets, March 31, 1994
         (Unaudited) and December 31, 1993                   4


     Consolidated Statements of Common Shareholders'
         Equity, Three Months Ended March 31, 1994
         (Unaudited) and Twelve Months Ended                 6
         December 31, 1993

     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 1994 and 1993          7


     Notes to Consolidated Financial Statements
         (Unaudited)                                         8


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         15



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  21

     Signatures                                             23

                        PART I FINANCIAL INFORMATION
             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                               (In thousands)
                                                  Three Months Ended
                                                       March 31
                                               -----------------------
                                                  1994         1993
                                                  ----         ----
Revenues:
 Premiums earned                               $845,402      800,937
 Net investment income                          168,408      165,612
 Insurance brokerage fees and commissions        66,450       62,578
 Investment banking-asset management             53,598       60,075
 Realized investment gains                       21,783       11,358
 Other                                            8,134       13,468
                                              ---------    ---------
  Total revenues                              1,163,775    1,114,028
                                              ---------    ---------
Expenses:
 Insurance losses and loss adjustment expenses  667,688      619,490
 Policy acquisition expenses                    191,351      184,990
 Operating and administrative                   222,733      199,706
                                              ---------    ---------
  Total expenses                              1,081,772    1,004,186
                                              ---------    ---------
  Income before income taxes                     82,003      109,842

Income tax expense (benefit):
 Federal current                                 20,698       28,189
 Other                                           (3,132)      (6,378)
                                              ---------    ---------
   Total income tax expense                      17,566       21,811
                                              ---------    ---------
   Net income                                   $64,437       88,031
                                              =========    =========
Earnings per common share:
   Primary                                        $0.73         1.01
                                              =========    =========
   Fully diluted                                  $0.71         0.98
                                              =========    =========
Dividends declared on common stock               $0.375         0.35
                                              =========    =========
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In thousands)

                                                March 31,    December 31,
ASSETS                                             1994          1993
- ------                                          ----------    ----------
                                               (Unaudited)
Investments:
 Fixed maturities, at estimated market value   $8,816,933     9,147,964
 Equities, at estimated market value              491,173       548,682
 Real estate, at cost less accumulated
   depreciation of $51,569 (1993; $48,847)        505,955       488,691
 Venture capital, at estimated market value       308,919       297,982
 Other investments                                 51,599        47,834
 Short-term investments, at cost                  695,725       725,261
                                               ----------    ----------
     Total investments                         10,870,304    11,256,414
Cash                                               20,178        25,420
Investment banking inventory securities           249,511       305,804
Reinsurance recoverables:
 Unpaid losses                                  1,525,798     1,545,026
 Paid losses                                       77,973        94,437
Receivables:
 Underwriting premiums                            967,454     1,008,034
 Insurance brokerage activities                   722,874       805,209
 Interest and dividends                           175,582       174,852
 Other                                            127,533       105,513
Deferred policy acquisition expenses              284,500       294,860
Ceded unearned premiums                           245,491       238,633
Deferred income taxes                             607,073       425,012
Office properties and equipment, at cost less
 accumulated depreciation of $224,352
 (1993; $215,389)                                 455,338       455,861
Goodwill                                          278,014       284,276
Other assets                                      133,386       129,845
                                               ----------    ----------
     Total assets                             $16,741,009    17,149,196
                                               ==========    ==========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                            (In thousands)

                                                 March 31,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1994        1993
- ------------------------------------           ------------ -----------
                                                (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses            $9,291,021  9,185,191
 Unearned premiums                               1,842,601  1,875,635
                                                ---------- ----------
   Total insurance reserves                     11,133,622 11,060,826
Debt                                               584,737    639,729
Payables:
 Insurance brokerage activities                  1,023,804  1,083,845
 Income taxes                                      165,809    162,645
 Reinsurance premiums                              146,079    138,150
 Accrued expenses and other                        552,699    593,205
Other liabilities                                  442,711    466,989
                                                ---------- ----------
   Total liabilities                            14,049,461 14,145,389
                                                ---------- ----------
Series B convertible preferred stock;
  1,450 shares authorized; 1,021 shares
  outstanding (1,023 shares in 1993)               147,315    147,608
Guaranteed obligation - PSOP                      (146,600)  (148,929)
                                                ---------- ----------
   Net convertible preferred stock                     715     (1,321)
                                                ---------- ----------
Common Shareholders' Equity:
Common stock, 240,000 shares authorized;
 84,041 shares outstanding
 (84,715 shares in 1993)                           437,381    438,559
Retained earnings                                2,088,421  2,082,832
Guaranteed obligation - ESOP                       (52,743)   (56,005)
Unrealized appreciation of investments             276,907    588,844
Unrealized loss on foreign currency translation    (59,133)   (49,102)
                                                ---------- ----------
   Total common shareholders' equity             2,690,833  3,005,128
                                                ---------- ----------
   Total liabilities, preferred stock
     and common shareholders' equity           $16,741,009 17,149,196
                                                ========== ==========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
        Consolidated Statements of Common Shareholders' Equity
                            (In thousands)
                                                   Three        Twelve
                                                Months Ended Months Ended
                                                  March 31   December 31
                                                ------------ ------------
                                                    1994         1993
                                                    ----         ----
                                               (Unaudited)
Common stock:
  Beginning of period                            $438,559     422,249
  Stock issued under stock option and
   other incentive plans                            2,629      16,334
  Reacquired common shares                         (3,807)        (24)
                                                ---------   ---------
    End of period                                 437,381     438,559
                                                ---------   ---------

Retained earnings:
  Beginning of period                           2,082,832   1,781,113
  Net income                                       64,437     427,609
  Dividends declared on common stock              (31,219)   (116,962)
  Dividends declared on preferred
   stock, net of taxes                             (2,109)     (8,395)
  Reacquired common shares                        (25,520)       (533)
                                                ---------   ---------
    End of period                               2,088,421   2,082,832
                                                ---------   ---------

Guaranteed obligation - ESOP:
  Beginning of period                             (56,005)    (67,452)
  Principal payments                                3,262      11,447
                                                ---------   ---------
    End of period                                 (52,743)    (56,005)
                                                ---------   ---------

Unrealized appreciation of investments,
 net of taxes:
  Beginning of period                             588,844      63,669
  Change during the period                       (311,937)     23,193
  Change due to adoption of SFAS No. 115                -     501,982
                                                ---------   ---------
    End of period                                 276,907     588,844
                                                ---------   ---------

Unrealized gain (loss) on foreign currency
 translation, net of taxes:
  Beginning of period                             (49,102)      2,920
  Change during the period                        (10,031)    (52,022)
                                                ---------   ---------
    End of period                                 (59,133)    (49,102)
                                                ---------   ---------

    Total common shareholders' equity          $2,690,833   3,005,128
                                                =========   =========
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                            (In thousands)
                                                        Three Months Ended
                                                              March 31
                                                     -----------------------
                                                         1994       1993
                                                        ------     ------
OPERATING ACTIVITIES
Underwriting:
 Net income                                            $71,126     92,568
 Adjustments:
   Change in net insurance reserves                     88,808    133,557
   Change in underwriting premiums receivable           38,556     62,835
   Provision for deferred taxes                         (6,250)    (8,495)
   Realized gains                                      (19,202)    (8,663)
   Other                                                29,382    (56,898)
                                                     ---------  ---------
    Total underwriting                                 202,420    214,904
                                                     ---------  ---------
Insurance brokerage:
 Net loss                                              (11,194)    (9,822)
 Adjustments:
   Change in premium balances                           22,773    (37,641)
   Change in accounts payable and accrued expenses     (18,799)   (45,481)
   Depreciation and goodwill amortization                4,545      5,899
   Other                                                (9,342)   (10,248)
                                                     ---------  ---------
    Total insurance brokerage                          (12,017)   (97,293)
                                                     ---------  ---------
Investment banking-asset management:
 Net income                                             10,728     13,009
 Adjustments:
   Change in inventory securities                       56,293    (11,936)
   Change in open security transactions                 17,461     32,674
   Change in short-term borrowings                     (80,383)   (20,000)
   Other                                                25,245     15,128
                                                     ---------  ---------
    Total investment banking-asset management           29,344     28,875
                                                     ---------  ---------
Parent company and consolidating eliminations:
 Net loss                                               (6,223)    (7,724)
 Realized gains                                         (2,581)    (2,695)
 Adjustments                                             4,745     15,601
                                                     ---------  ---------
    Total parent company and consol. eliminations       (4,059)     5,182
                                                     ---------  ---------
    Net cash provided by operating activities          215,688    151,668
                                                     ---------  ---------
INVESTING ACTIVITIES
Purchases of investments                              (518,789)  (614,486)
Sales and maturities of investments                    391,649    456,447
Change in short-term investments                        28,426     58,057
Change in open security transactions                   (55,788)    (8,644)
Net purchases of office properties and equipment        (9,846)   (12,959)
Other                                                  (16,029)   (16,109)
                                                     ---------  ---------
    Net cash used in investing activities             (180,377)  (137,694)
                                                     ---------  ---------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock           (32,632)   (31,620)
Proceeds from issuance of debt                          28,528     41,005
Reacquired common shares                               (29,245)      (207)
Repayment of debt                                            -    (22,806)
Other                                                   (6,295)     1,731
                                                     ---------  ---------
    Net cash used in financing activities              (39,644)   (11,897)
                                                     ---------  ---------
Effect of exchange rate changes on cash                   (909)      (949)
                                                     ---------  ---------
    Increase (decrease) in cash                         (5,242)     1,128
Cash at beginning of period                             25,420     26,648
                                                     ---------  ---------
    Cash at end of period                              $20,178     27,776
                                                     =========  =========
See notes to consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
March 31, 1994

Note 1  Basis of Presentation
- -----------------------------

The consolidated financial statements include The St. Paul Companies, Inc. and subsidiaries, and have been prepared in conformity with generally accepted accounting principles.

These consolidated financial statements rely, in part, on estimates. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Reference should be made to the "Notes to Consolidated Financial Statements" on pages 49 to 63 of the Registrant's annual report to shareholders for the year ended December 31, 1993. The amounts in those notes have not changed except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some figures in the 1993 consolidated financial statements have been reclassified to conform with the 1994 presentation. These reclassifications had no effect on net income or common shareholders' equity, as previously reported.

All references in the consolidated financial statements and related footnotes to per share amounts and to the number of shares of common stock for both 1994 and 1993 reflect the effect of the 2-for-1 stock split approved by the company's Board of Directors on May 3, 1994 (see
Note 9).

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings Per Share
- --------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding. The common shares outstanding were adjusted for the 2-for-1 stock split (see Note 9).

                                            Three Months Ended
                                                 March 31
                                            ------------------
                                                1994     1993
                                              ------   ------
                                              (In thousands)
PRIMARY
Net income, as reported                     $64,437   88,031
Preferred dividends declared (net of taxes)  (2,109)  (2,102)
                                            -------  -------
   Net income, as adjusted                  $62,328   85,929
                                            =======  =======

FULLY DILUTED
Net income, as reported                     $64,437   88,031
Additional PSOP expense (net of taxes)
 due to assumed conversion of preferred stock  (950)  (1,038)
                                            -------  -------
   Net income, as adjusted                  $63,487   86,993
                                            =======  =======
ADJUSTED AVERAGE SHARES OUTSTANDING
Primary                                      85,017   84,883
                                            =======  =======
Fully diluted                                89,124   89,032
                                            =======  =======


Adjusted average shares outstanding include the common and common equivalent shares outstanding for the period and, for fully diluted EPS, common shares that would be issuable upon conversion of preferred stock.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
- -------------------
A summary of investment transactions is presented below.

                                   Three Months Ended March 31
                                  ------------------------------
                                        1994          1993
                                       ------        ------
                                           (In thousands)
Purchases:
  Fixed maturities                  $305,417        489,198
  Equities                           151,408         98,064
  Real estate                         22,638          3,355
  Venture capital                     31,976         23,372
  Other investments                    7,350            497
                                    --------      ---------
    Total purchases                  518,789        614,486
                                    --------      ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                             27,056         73,866
    Maturities and redemptions       156,789        263,928
  Equities                           187,787        105,110
  Venture capital                     10,971         12,816
  Other investments                    9,046            727
                                    --------      ---------
    Total sales and maturities       391,649        456,447
                                    --------      ---------
    Net purchases                   $127,140        158,039
                                    ========      =========

The increase (decrease) in unrealized appreciation of investments was as follows:
                              Three Months Ended Twelve Months Ended
                                March 31, 1994    December 31, 1993
                              ------------------ -------------------
                                            (In thousands)

Fixed maturities                 $(453,184)            257,774
Equities                           (35,450)            (23,993)
Venture capital                        324              52,550
                                  --------             -------
  Total change in pretax
     unrealized appreciation      (488,310)            286,331
                                                       =======
Increase in deferred tax
  benefit due to change
  in unrealized appreciation       176,373
                                  --------
  Total change in unrealized
     appreciation, net of taxes  $(311,937)
                                  ========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $394 million at March 31, 1994, and $393 million at December 31, 1993.

Note 4  Income Taxes
- --------------------

The components of income tax expense are as follows:

                                   Three Months Ended
                                        March 31
                                  -------------------
                                     1994      1993
                                    ------    ------
                                     (In thousands)

Federal current tax expense        $20,698   28,189
Federal deferred tax benefit        (6,069) (11,163)
                                    ------   ------
 Total federal income tax expense   14,629   17,026
Foreign income taxes                 1,797    3,085
State income taxes                   1,140    1,700
                                    ------   ------
 Total income tax expense          $17,566   21,811
                                    ======   ======

Note 5  Contingent Liabilities
- ------------------------------

In the ordinary course of conducting business, some of the company's subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by those companies. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of our operations in certain ways. In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws.

The company believes that the total amounts that it or its subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on its overall financial position.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


Note 6  Debt
- ------------

Debt consists of the following:
                               March 31,      December 31,
                                  1994            1993
                           ---------------- ------------------
                              Book    Fair     Book   Fair
                             Value   Value    Value  Value
                             -----   -----    -----  -----
                                      (In thousands)

  Commercial paper         $215,549 215,549 201,384 201,384
  Medium-term notes         224,781 223,000 210,780 221,100
  9 3/8% notes               99,962 109,400  99,959 113,400
  Guaranteed ESOP debt       44,445  48,100  47,223  52,200
  Short-term borrowings           -      -   80,383  80,383
                            ------- ------- ------- -------

     Total debt            $584,737 596,049 639,729 668,467
                            ======= ======= ======= =======

Note 7  Reinsurance
- -------------------

The company's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the company's acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks the company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the company from potential losses in excess of the amount it is prepared to accept.

The company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations in full, the company will pay the shortfall. The company has established allowances for possible nonpayment of amounts due to it from these companies.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                   Three Months Ended
                                      March 31
                                  --------------------
                                     1994      1993
                                    ------   ------
                                    (In thousands)
Premiums written:
 Direct                          $764,593   682,817
 Assumed                          162,624   184,286
 Ceded                           (122,646) (105,951)
                                  -------   -------
 Net premiums written            $804,571   761,152
                                  =======   =======

Premiums earned:
 Direct                          $792,615   729,751
 Assumed                          167,207   180,087
 Ceded                           (114,420) (108,901)
                                  -------   -------
 Net premiums earned             $845,402   800,937
                                  =======   =======

Insurance losses and loss
 adjustment expenses:
 Direct                          $543,212   492,088
 Assumed                          176,167   207,548
 Ceded                            (51,691)  (80,146)
                                  -------   -------
 Net insurance losses and
   loss adjustment expenses      $667,688   619,490
                                  =======   =======

Note 8  New Accounting Standard
- -------------------------------

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers Accounting for Postemployment Benefits." The company now recognizes the obligation for postemployment benefits on the accrual basis. The company's previous practice was to record workers' compensation benefits on the accrual basis and record all other postemployment benefits on the cash basis. The cumulative effect of adopting SFAS No. 112 was $4.0 million, which was recorded as an operating expense in the first quarter of 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 9  Shareholders' Equity
- ----------------------------

The company's Restated Articles of Incorporation were amended by vote of the shareholders at the 1994 Annual Meeting of Shareholders to increase the authorized common shares of the company from 120 million to 240 million. Subsequent to this action, the Board of Directors
approved a   2-for-1 stock split, which will result in the issuance of
one additional share of common stock for each outstanding share to shareholders of record on May 17, 1994. It is expected that the additional shares will be issued on June 6, 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 1994

Consolidated Results
- --------------------
Pretax earnings of $82 million in the first quarter declined 25% from 1993 first quarter earnings of $110 million. Results in each industry segment were below 1993 levels, particularly in underwriting, where increased catastrophe losses accounted for the decline from 1993. Catastrophe losses of $90 million in 1994 were nearly double the 1993 first quarter total of $46 million. First quarter investment banking-asset management earnings were $3 million below comparable 1993 earnings due to a decline in investment banking and distribution revenues. Net income for the first quarter was $64 million, or $0.71 per share, compared with 1993 first quarter net income of $88 million, or $0.98 per share.

Consolidated revenues of $1.16 billion for the quarter were 4% higher than 1993 revenues of $1.11 billion. An increase in insurance premiums earned, primarily due to the company's acquisition of Economy Fire & Casualty Company in the third quarter of 1993, accounted for the majority of the growth over 1993.

Results by Segment
- ------------------

Pretax results by industry segment were as follows (in millions):

                                       Three Months Ended
                                            March 31
                                      --------------------
                                         1994     1993
Pretax income (loss):                    ----     ----
 Underwriting:
  GAAP underwriting result               $(83)     (60)
  Net investment income                   165      162
  Realized investment gains                19        9
  Other                                   (12)      (1)
                                          ---      ---
    Total underwriting                     89      110
 Insurance brokerage                       (9)      (8)
 Investment banking-asset management       17       20
 Parent and other                         (15)     (12)
                                          ---      ---
    Income before income taxes            $82      110
                                          ===      ===

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
- ------------
First quarter pretax earnings of $89 million in the underwriting segment declined by 20% from 1993 earnings of $110 million, primarily due to an increase in catastrophe losses.

The following summarizes key financial results by underwriting operation:
                                          Three Months
                           % of 1994     Ended March 31
                            Written   -------------------
($ in Millions)             Premiums     1994      1993
- ---------------            ---------    -----      ----

St. Paul Personal
 & Business Insurance:
 Written premiums             21%        $172        83
 Underwriting result                     $(22)      (21)
 Combined ratio                         112.5     126.0

Medical Services:
 Written premiums             20%        $165       185
 Underwriting result                      $34        43
 Combined ratio                          80.5      76.1

Custom Markets:
 Written premiums             15%        $119       121
 Underwriting result                     $(11)      (10)
 Combined ratio                         107.6     109.2

Other Specialty Markets:
 Written premiums             18%        $144       142
 Underwriting result                     $(23)      (19)
 Combined ratio                         112.9     115.7

St. Paul Commercial:
 Written premiums             12%        $ 93       111
 Underwriting result                     $(23)      (16)
 Combined ratio                         124.6     114.5

Reinsurance:
 Written premiums             10%        $ 81        80
 Underwriting result                     $(29)      (22)
 Combined ratio                         134.3     127.7

International:
 Written premiums              4%        $ 31        39
 Underwriting result                      $(9)      (15)
 Combined ratio                         128.9     137.0
                             ----       -----     -----
Total:
 Written premiums            100%        $805       761
 GAAP underwriting result                $(83)      (60)

Statutory combined ratio:
 Loss and loss expense ratio             79.0      77.3
 Underwriting expense ratio              31.2      31.5
                                        -----     -----
 Combined ratio                         110.2     108.8
                                        =====     =====
 Combined ratio including
  policyholders' dividends              110.2     108.9
                                        =====     =====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The preceding table represents the company's restructured underwriting operations effective in 1994. "St. Paul Personal & Business Insurance" markets personal insurance products (including Economy's) and also serves small commercial accounts. "Custom Markets" is composed of several lines of business previously classified as "Specialized Commercial," including Technology, Financial Services, Professional Liability, Surplus Lines, Ocean Marine and Public Sector. "Other Specialty Markets" consists of Construction, National Accounts, Surety and Pools. "St. Paul Commercial" primarily consists of the company's former Business Insurance operation and serves midsize commercial customers. The company's Reinsurance and International underwriting operations were unaffected by this restructuring; however, the company now reports certain business in Other Specialty Markets that had been previously reported in Reinsurance, and 1993 results have been reclassified to reflect this change in reporting.

First quarter written premiums of $805 million were 6% higher than comparable 1993 premiums of $761 million. The growth resulted from increased premiums in St. Paul Personal & Business, which in 1994 includes $91 million of premiums from Economy Fire & Casualty Company, acquired in September 1993. Excluding the impact of Economy on first quarter 1994 premium volume, consolidated written premiums were below 1993. Medical Services experienced an 11% decline in premiums, which resulted from a decrease in the number of insureds. St. Paul Commercial volume was down 16%, primarily due to reduced involuntary premiums.

Catastrophe losses of $90 million dominated the first quarter 1994 consolidated GAAP underwriting loss of $83 million. The Los Angeles earthquake ($55 million) and East Coast winter storms ($33 million) were the major catastrophes experienced during the quarter. Medical Services continued its strong performance, posting a $34 million underwriting profit for the quarter. The GAAP underwriting loss in the first quarter of 1993 was $60 million, which included catastrophe losses of $46 million. Key factors in the change in underwriting results from 1993 were as follows:

     - Medical Services - $9 million worse than 1993 - While still performing well, the extent of favorable prior year loss development was not as great as in the first quarter of 1993.

     - St. Paul Commercial - $7 million worse than 1993 - Catastrophe losses of $10 million in 1994 were $6 million higher than 1993, accounting for the majority of the deterioration from 1993.

     - Reinsurance - $7 million worse than 1993 - Catastrophe losses were $40 million in the first quarter, compared with $13 million in the comparable 1993 period. Excluding the impact of catastrophes in both years, Reinsurance posted an $11 million underwriting profit in 1994, compared with a $9 million underwriting loss in 1993. This improvement resulted from the corrective actions taken in this operation.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

     - International - $6 million better than 1993 - Improved loss experience on insurance business written in Spain provided the majority of the improvement over 1993.

First quarter pretax investment income in the underwriting segment was $165 million, slightly higher than first quarter 1993 investment income of $162 million. The investment portfolio continues to grow due to positive underwriting cash flows; however, yields on new investments remain lower than those on maturing securities, resulting in minimal growth in investment income. The weighted average pretax yield on the Underwriting investment portfolio at March 31, 1994 was 7.4%, compared with 7.9% at the same time in 1993. Fixed-maturities purchased in the first quarter were predominantly taxable securities. Taxable securities comprised 43% of the total Underwriting investment portfolio at March 31, 1994 and 1993. Approximately 95% of the fixed maturities portfolio is rated at investment grade levels (BBB or better).

Insurance Brokerage
- -------------------

The Insurance Brokerage segment posted a pretax loss of $9 million for the quarter, compared with a loss of $8 million in 1993. Brokerage fees and commissions increased by $4 million over 1993 and expenses were up $6 million, both primarily the result of acquisitions made during 1993. Brokerage fees and commissions were above 1993 levels in most business units.

Investment Banking-Asset Management
- -----------------------------------

The John Nuveen Company's (Nuveen) pretax earnings of $23 million in the first quarter of 1994 were down from first quarter 1993 earnings of $28 million. The company's portion of pretax earnings from Nuveen was $17 million, compared with $20 million in the first quarter of 1993.
The company now holds a 75% interest in Nuveen. Management fees earned from investment advisory services provided on assets under Nuveen's management grew 20% over the comparable period of 1993, and assets under management were $2.1 billion higher than the same time in 1993. However, managed assets fell by $1.4 billion (to $31.3 billion) from year-end 1993 and unit investment trust (UIT) sales in the quarter declined compared with the first quarter of 1993 as investors sought alternative investment vehicles in a rising interest rate environment. In addition, municipal new issue volume declined from 1993, which, along with the decline in mutual fund sales and UIT sales, resulted in a decline in underwriting and distribution revenues compared with the first quarter of 1993.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Environmental Claims
- --------------------

The company's underwriting operations continue to receive claims under policies written many years ago alleging injuries from hazardous waste substances or alleging covered property damages for the cost to clean up hazardous waste sites. Significant legal issues, primarily pertaining to issues of coverage, exist with regard to the alleged liability of the company's underwriting operations for these claims.
In the company's opinion, court decisions in certain jurisdictions have tended to expand insurance coverage beyond the intent of the original policies.

The company's ultimate liability for pollution claims is extremely difficult to estimate. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation, during which time it is difficult to estimate the company's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site, and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of a pollution claim. The company maintains a claim staff that continually evaluates its exposure to pollution liability losses. At March 31, 1994, the company's total reserves for pollution-related losses were approximately $75 million.

Despite these difficulties in estimating potential liability, the company believes that its reserves for such losses are adequate. Many significant pollution claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago, a time frame during which the company's underwriting operations' commercial book of business was largely composed of small- to medium-sized businesses without significant exposure to pollution liability. In addition, the company believes that its current mix of commercial business carries a relatively low risk of significant pollution liability. Finally, the company's Commercial General Liability policy form has, since 1970, included a specific pollution coverage exclusion, and, since 1986, an absolute pollution exclusion.

Legal developments may cause the company to make additional adjustments to the reserves for these claims in the future, but, in management's judgment, such adjustments should not have a material adverse impact on the company's financial position.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Capital Resources
- -----------------

Common shareholders' equity of $2.7 billion at March 31, 1994 declined by $314 million from year-end 1993. The unrealized appreciation of the company's investment portfolio declined by $312 million (net of taxes) in the first quarter primarily due to rising interest rates in the bond market. The company also repurchased 733,400 of its outstanding common stock (as adjusted for the 2-for-1 stock split) for a total cost of $29 million during the first quarter. Total debt outstanding declined $55 million from year-end 1993, due to a decline in Nuveen's short-term borrowings. The company issued an additional $14 million of medium-term notes under an existing shelf registration during the first quarter. The ratio of total debt to total capitalization at quarter-end was 18%, unchanged from year end 1993.

The company currently has no significant capital commitments planned for 1994 and beyond.

The company's ratio of earnings to fixed charges was 5.69 for the first three months of 1994, compared with 7.37 for the same period of 1993. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 4.51 for the first three months of 1994, compared with 5.83 for the same period of 1993. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

Liquidity
- ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $216 million in the first three months of 1994, compared to $152 million in 1993. The increase over 1993 was primarily due to increased cash flows in the Insurance Brokerage segment. The company's consolidated liquidity position remains strong due to the Underwriting segment's cash flows from underwriting and investment activities.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
            The information set forth in Note 5 to the consolidated financial statements included in Part I of this report is incorporated herein by reference.

Item 2.   Changes in Securities.
            As noted in Item 4, the Registrant's articles of incorporation were amended, effective May 3, 1994, to increase the number of authorized shares of voting common stock from one hundred twenty million to two hundred forty million.

Item 3.   Defaults Upon Senior Securities.
            Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
            The Registrant's annual shareholders' meeting was held on May 3, 1994.

         (1) All thirteen persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All thirteen nominees were elected by the following votes:

                                                   In favor    Withheld
                                                   --------    --------
            Michael R. Bonsignore                36,691,967     648,144
            John H. Dasburg                      36,632,208     707,903
            W. John Driscoll                     36,719,696     620,415
            Mark S. Fowler                       36,685,483     654,628
            Pierson M. Grieve                    36,718,397     621,714
            Ronald James                         36,722,857     617,254
            William H. Kling                     36,722,035     618,076
            Douglas W. Leatherdale               36,711,908     628,203
            Bruce K. MacLaury                    36,721,176     618,935
            Ian A. Martin                        36,722,997     617,114
            Glen D. Nelson                       35,842,140   1,497,971
            Anita M. Pampusch                    35,837,809   1,502,302
            Patrick A. Thiele                    36,723,558     616,553

        (2) By a vote of 36,723,054 in favor, 97,262 against and 519,692 abstaining, the shareholders ratified the selection of KPMG Peat Marwick as the independent auditors for the Registrant.

        (3) By a vote of 34,377,028 in favor, 2,407,609 against and 555,371 abstaining, the shareholders voted to amend the company's Restated Articles of Incorporation to increase the number of authorized shares of voting common stock from one hundred twenty million to two hundred forty million.

        (4) By a vote of 23,655,026 in favor, 11,655,413 against and 650,965 abstaining, the shareholders did not pass the proposal to amend the company's Restated Articles of Incorporation to facilitate their amendment by the Board of Directors when permitted by applicable law. A vote in favor by two-thirds of all outstanding shares was required for approval of this proposal.

        (5) By a vote of 35,142,045 in favor, 1,645,368 against and 552,595 abstaining, the shareholders voted to amend the company's Bylaws to reduce the minimum number of Directors from thirteen to ten.

        (6) By a vote of 35,305,890 in favor, 1,342,616 against and 691,302 abstaining, the shareholders voted to approve the company's Annual Incentive Plan.

        (7) By a vote of 35,572,360 in favor, 1,068,531 against and 699,117 abstaining, the shareholders voted to approve the company's Long-Term Incentive Plan.

        (8) By a vote of 32,185,820 in favor, 4,493,084 against and 661,104 abstaining, the shareholders voted to approve the company's 1994 Stock Incentive Plan.

Item 5.   Other Information.
         Not applicable.

                              SIGNATURES

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

         (b) Reports on Form 8-K.

             1)     The Registrant filed a Form 8-K Current Report
               dated January 24, 1994, pertaining to the Registrant's press release of fourth quarter 1993 financial results.

             2)     The Registrant filed a Form 8-K Current Report
               dated February 10, 1994, pertaining to its estimate of pretax losses from January storms and the Los Angeles earthquake, and to the possibility of its repurchase of up to one million of its common shares.

             3)     The Registrant filed a Form 8-K Current Report
               dated April 25, 1994, pertaining to the Registrant's press release of first quarter 1994 financial results.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                      (Registrant)


Date:  May 12, 1994                 By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Vice President
                                    and Corporate Secretary
                                    (Authorized Signatory)


Date:  May 12, 1994                 By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                             EXHIBIT INDEX
                             -------------
                                                                  How
Exhibit                                                         Filed
- -------                                                         -----

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession*

(3)   (i) Articles of incorporation**..........................   (1)
     (ii) By-laws**............................................   (1)

(4)  Instruments defining the rights of security holders,
        including indentures*..................................

(10) Material contracts
     (a) 1994 Stock Incentive Plan**...........................   (1)
     (b) Annual Incentive Plan**...............................   (1)
     (c) Long-Term Incentive Plan**............................   (1)

(11) Statement re computation of per share earnings**..........   (1)

(12) Statement re computation of ratios**......................   (1)

(15) Letter re unaudited interim financial information*........

(18) Letter re change in accounting principles*................

(19) Report furnished to security holders*.....................

(22) Published report regarding matters submitted to
        vote of security holders*..............................

(23) Consents of experts and counsel*..........................

(24) Power of attorney*........................................

(27) Financial data schedule*..................................

(99) Additional exhibits*......................................


 * These items are not applicable.

** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to the Law Department, The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102.

(1)     Filed electronically under Operational EDGAR.