Form 10-Q
period 1994-06-30
ST PAUL COMPANIES INC /MN/
filed 1994-08-12
CIK 86312

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

     (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1994
                                   ------------------------------------------

                                   or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   ----------------------  ------------------

     Commission File Number  0-3021
                             ------


                       THE ST. PAUL COMPANIES, INC.
- -----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


  Minnesota                                       41-0518860
  ---------                           ---------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                       No.)


385 Washington St., Saint Paul, MN                   55102
- ----------------------------------     ---------------------------------
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at August 9, 1994, was 84,022,787.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income (Unaudited),
         Three and Six Months Ended June 30, 1994
         and 1993                                            3


     Consolidated Balance Sheets, June 30, 1994
         (Unaudited) and December 31, 1993                   4


     Consolidated Statements of Common Shareholders'
         Equity, Six Months Ended June 30, 1994 (unaudited)
         and Twelve Months Ended December 31, 1993           6


     Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 1994 and 1993             7


     Notes to Consolidated Financial Statements
         (Unaudited)                                         8


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         16



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  22

     Signatures                                             23




EXHIBIT INDEX                                               24

                          PART I FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   Unaudited
                                 (In thousands)

                                     Three Months Ended  Six Months Ended
                                          June 30            June 30
                                     ------------------ ------------------
                                       1994     1993       1994     1993
                                       ----     ----       ----     ----
Revenues:
 Premiums earned                    $845,957   746,853  1,691,359 1,547,790
 Net investment income               167,250   166,833    335,658   332,445
 Insurance brokerage fees
  and commissions                     74,298    67,390    140,748   129,968
 Investment banking-asset management  53,201    61,292    106,799   121,367
 Realized investment gains            14,897    22,487     36,680    33,845
 Other                                 9,546     4,483     17,680    17,951
                                   --------- ---------  --------- ---------
  Total revenues                   1,165,149 1,069,338  2,328,924 2,183,366
                                   --------- ---------  --------- ---------
Expenses:
 Insurance losses and loss adjustment
  expenses                           591,946   527,143  1,259,634 1,146,633
 Policy acquisition expenses         193,468   193,655    384,819   378,645
 Operating and administrative        220,541   209,139    443,274   408,845
                                   --------- ---------  --------- ---------
  Total expenses                   1,005,955   929,937  2,087,727 1,934,123
                                   --------- ---------  --------- ---------
  Income before income taxes         159,194   139,401    241,197   249,243

Income tax expense (benefit):
 Federal current                      42,152    38,866     62,850    67,055
 Other                               (10,720)   (7,962)   (13,852)  (14,340)
                                   --------- ---------  --------- ---------
   Total income tax expense           31,432    30,904     48,998    52,715
                                   --------- ---------  --------- ---------
   Net income                       $127,762   108,497    192,199   196,528
                                   ========= =========  ========= =========
Net income per common share:
  Primary                              $1.49      1.25       2.22      2.26
                                   ========= =========  ========= =========
  Fully diluted                        $1.43      1.21       2.14      2.18
                                   ========= =========  ========= =========
Dividends declared on common stock    $0.375      0.35       0.75      0.70
                                   ========= =========  ========= =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                                 June 30,    December 31,
ASSETS                                             1994          1993
- ------                                          ----------    ----------
                                               (Unaudited)
Investments:
 Fixed maturities, at estimated market value   $8,758,639     9,147,964
 Equities, at estimated market value              504,058       548,682
 Real estate, at cost less accumulated
   depreciation of $54,338 (1993; $48,847)        526,356       488,691
 Venture capital, at estimated market value       303,693       297,982
 Other investments                                 49,661        47,834
 Short-term investments, at cost                  845,320       725,261
                                               ----------    ----------
     Total investments                         10,987,727    11,256,414
Cash                                               38,344        25,420
Investment banking inventory securities            79,568       305,804
Reinsurance recoverables:
 Unpaid losses                                  1,520,911     1,545,026
 Paid losses                                       81,899        94,437
Receivables:
 Underwriting premiums                          1,066,905     1,008,034
 Insurance brokerage activities                   825,224       805,209
 Interest and dividends                           178,614       174,852
 Other                                            125,856       105,513
Deferred policy acquisition expenses              294,674       294,860
Ceded unearned premiums                           248,278       238,633
Deferred income taxes                             686,145       425,012
Office properties and equipment, at cost less
 accumulated depreciation of $240,472
 (1993; $215,389)                                 458,818       455,861
Goodwill                                          274,346       284,276
Other assets                                       94,820       129,845
                                               ----------    ----------
     Total assets                             $16,962,129    17,149,196
                                               ==========    ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                              (In thousands)

                                                  June 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1994        1993
- ------------------------------------           ------------ -----------
                                                (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses           $9,322,685     9,185,191
 Unearned premiums                              1,920,888     1,875,635
                                               ----------    ----------
   Total insurance reserves                    11,243,573    11,060,826
Debt                                              590,398       639,729
Payables:
 Insurance brokerage activities                 1,119,848     1,083,845
 Income taxes                                     162,859       162,645
 Reinsurance premiums                             150,281       138,150
 Accrued expenses and other                       563,501       593,205
Other liabilities                                 453,716       466,989
                                               ----------    ----------
   Total liabilities                           14,284,176    14,145,389
                                               ----------    ----------
Series B convertible preferred stock;
  1,450 shares authorized; 1,018 shares
  outstanding (1,023 shares in 1993)              146,895       147,608
Guaranteed obligation - PSOP                     (146,601)     (148,929)
                                               ----------    ----------
   Net convertible preferred stock                    294        (1,321)
                                               ----------    ----------
Common Shareholders' Equity:
Common stock, 240,000 shares authorized;
  83,993 shares outstanding
  (84,715 shares in 1993)                         438,648       438,559
Retained earnings                               2,179,078     2,082,832
Guaranteed obligation - ESOP                      (49,965)      (56,005)
Unrealized appreciation of investments            163,892       588,844
Unrealized loss on foreign currency translation   (53,994)      (49,102)
                                               ----------    ----------
   Total common shareholders' equity            2,677,659     3,005,128
                                               ----------    ----------
   Total liabilities, preferred stock
     and common shareholders' equity          $16,962,129    17,149,196
                                               ==========    ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Common Shareholders' Equity
                              (In thousands)
                                                    Six          Twelve
                                                Months Ended  Months Ended
                                                  June 30     December 31
                                                ------------  -----------
                                                    1994          1993
                                                    ----          ----
                                               (Unaudited)
Common stock:
  Beginning of period                            $438,559       422,249
  Stock issued under stock option
   and other incentive plans                        4,484        16,334
  Reacquired common shares                         (4,395)          (24)
                                                ---------     ---------
    End of period                                 438,648       438,559
                                                ---------     ---------

Retained earnings:
  Beginning of period                           2,082,832     1,781,113
  Net income                                      192,199       427,609
  Dividends declared on common stock              (62,414)     (116,962)
  Dividends declared on preferred
   stock, net of taxes                             (4,214)       (8,395)
  Reacquired common shares                        (29,325)         (533)
                                                ---------     ---------
    End of period                               2,179,078     2,082,832
                                                ---------     ---------

Guaranteed obligation - ESOP:
  Beginning of period                             (56,005)      (67,452)
  Principal payments                                6,040        11,447
                                                ---------     ---------
    End of period                                 (49,965)      (56,005)
                                                ---------     ---------

Unrealized appreciation of investments, net of taxes:
  Beginning of period                             588,844        63,669
  Change during the period                       (424,952)       23,193
  Change due to adoption of SFAS No. 115                -       501,982
                                                ---------     ---------
    End of period                                 163,892       588,844
                                                ---------     ---------

Unrealized gain (loss) on foreign currency
 translation, net of taxes:
  Beginning of period                             (49,102)        2,920
  Change during the period                         (4,892)      (52,022)
                                                ---------     ---------
    End of period                                 (53,994)      (49,102)
                                                ---------     ---------

    Total common shareholders' equity          $2,677,659     3,005,128
                                                =========     =========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                      Six Months Ended
                                                          June 30
                                                  -----------------------
                                                      1994         1993
                                                     ------       ------
OPERATING ACTIVITIES
Underwriting:
 Net income                                        $201,956      204,362
 Adjustments:
   Change in net insurance reserves                 202,539      166,203
   Change in underwriting premiums receivable       (56,662)      73,883
   Provision for deferred taxes                     (19,038)     (16,315)
   Realized gains                                   (33,661)     (28,785)
   Other                                             62,198      (68,086)
                                                  ---------    ---------
    Total underwriting                              357,332      331,262
                                                  ---------    ---------
Insurance brokerage:
 Net loss                                           (19,478)     (21,075)
 Adjustments:
   Change in premium balances                        15,353      (57,947)
   Change in accounts payable and accrued expenses  (18,693)     (33,537)
   Depreciation and goodwill amortization             9,396        9,560
   Other                                             (6,650)     (20,164)
                                                  ---------    ---------
    Total insurance brokerage                       (20,072)    (123,163)
                                                  ---------    ---------
Investment banking-asset management:
 Net income                                          21,832       26,264
 Adjustments:
   Change in inventory securities                   226,236       43,626
   Change in open security transactions               6,040       16,315
   Change in short-term borrowings                  (80,383)     (20,000)
   Other                                             35,164       25,061
                                                  ---------    ---------
    Total investment banking-asset management       208,889       91,266
                                                  ---------    ---------
Parent company and consolidating eliminations:
 Net loss                                           (12,111)     (13,023)
 Realized gains                                      (3,019)      (5,060)
 Adjustments                                         (5,612)      16,080
                                                  ---------    ---------
    Total parent company and consol. eliminations   (20,742)      (2,003)
                                                  ---------    ---------
    Net cash provided by operating activities       525,407      297,362
                                                  ---------    ---------
INVESTING ACTIVITIES
Purchases of investments                         (1,097,732)  (1,025,967)
Sales and maturities of investments                 826,723      782,992
Change in short-term investments                   (120,560)     (29,063)
Change in open security transactions                (53,593)      11,558
Net purchases of office properties and equipment    (18,101)     (24,274)
Other                                                15,721      (19,068)
                                                  ---------    ---------
    Net cash used in investing activities          (447,542)    (303,822)
                                                  ---------    ---------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock        (67,105)     (64,102)
Proceeds from issuance of debt                       57,151       62,737
Reacquired common shares                            (33,570)        (207)
Repayment of debt                                   (20,350)     (23,106)
Other                                                  (787)      24,181
                                                  ---------    ---------
    Net cash used in financing activities           (64,661)        (497)
                                                  ---------    ---------
Effect of exchange rate changes on cash                (280)        (920)
                                                  ---------    ---------
    Increase (decrease) in cash                      12,924       (7,877)
Cash at beginning of period                          25,420       26,648
                                                  ---------    ---------
    Cash at end of period                           $38,344       18,771
                                                  =========    =========
See notes to consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
June 30, 1994

Note 1  Basis of Presentation
- -----------------------------

The consolidated financial statements include The St. Paul
Companies, Inc. and subsidiaries, and have been prepared in conformity with generally accepted accounting principles.

These financial statements rely, in part, on estimates. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

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

All references in the consolidated financial statements and related footnotes to per share amounts and to the number of shares of common stock for both 1994 and 1993 reflect the effect of the 2-for-1 stock split which occurred on June 6, 1994 (see Note 9).

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings Per Share
- --------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding. The common shares outstanding were adjusted for the 2-for-1 stock split (see Note 9).

                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30
                               ---------------------    --------------------
                                   1994      1993          1994     1993
                                  ------    ------        ------   ------
                                               (In thousands)
PRIMARY
Net income, as reported         $127,762   108,497      192,199   196,528
Preferred dividends declared
 (net of taxes)                   (2,105)   (2,094)      (4,214)   (4,196)
                                 -------   -------      -------   -------
   Net income, as adjusted      $125,657   106,403      187,985   192,332
                                 =======   =======      =======   =======

FULLY DILUTED
Net income, as reported         $127,762   108,497      192,199   196,528
Additional PSOP expense
 (net of taxes) due to
 assumed conversion of
 preferred stock                    (947)   (1,036)      (1,897)   (2,074)
                                 -------   -------      -------   -------
   Net income, as adjusted      $126,815   107,461      190,302   194,454
                                 =======   =======      =======   =======
AVERAGE SHARES OUTSTANDING
Primary                           84,561    85,025       84,788    84,954
                                 =======   =======      =======   =======
Fully diluted                     88,678    89,106       88,935    89,067
                                 =======   =======      =======   =======


Average shares outstanding include the common and common equivalent shares outstanding for the period and, for fully diluted EPS, common shares that would be issuable upon conversion of preferred stock.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
- -------------------
Investment Activity. A summary of investment transactions is presented below.

                                     Six Months Ended June 30
                                  ------------------------------
                                        1994          1993
                                       ------        ------
Purchases:                                 (In thousands)
  Fixed maturities                  $660,534        760,478
  Equities                           344,006        201,248
  Real estate                         48,094         18,163
  Venture capital                     36,964         45,322
  Other investments                    8,134            756
                                   ---------      ---------
    Total purchases                1,097,732      1,025,967
                                   ---------      ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                            140,896        121,694
    Maturities and redemptions       305,213        431,539
  Equities                           357,026        198,665
  Venture capital                     11,987         26,527
  Other investments                   11,601          4,567
                                   ---------      ---------
    Total sales and maturities       826,723        782,992
                                   ---------      ---------
    Net purchases                   $271,009        242,975
                                   =========      =========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                               Six Months Ended  Twelve Months Ended
                                June 30, 1994     December 31, 1993
                              ------------------ -------------------
                                            (In thousands)

Fixed maturities                 $(601,717)            771,598
Equities                           (46,757)            (23,993)
Venture capital                     (7,821)             52,550
                                  --------             -------
  Total change in pretax
     unrealized appreciation      (656,295)            800,155
Increase (decrease) in deferred
  tax asset due to change
  in unrealized appreciation       231,343            (274,980)
                                  --------            --------
  Total change in unrealized
     appreciation, net of taxes  $(424,952)            525,175
                                  ========            ========

Prior to the company's adoption of SFAS No. 115 on Dec. 31, 1993, the company did not record unrealized appreciation or depreciation of fixed maturities on the balance sheet.
Consequently, the unrealized appreciation of fixed maturities in the twelve-month column above represents the cumulative unrealized appreciation recorded upon the company's adoption of SFAS No. 115. The actual increase in pretax unrealized appreciation of fixed maturities for the twelve months ended Dec. 31, 1993 was $257.8 million.

Restricted Funds. Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $374 million at June 30, 1994, and $393 million at December 31, 1993.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 4  Income Taxes
- --------------------

The components of the income tax provision are as follows:

                                   Three Months Ended Six Months Ended
                                        June 30           June 30
                                 -------------------------------------
                                    1994      1993      1994   1993
                                   ------    ------    ------ ------
                                            (In thousands)

Federal current tax expense       $42,152   38,866    62,850  67,055
Federal deferred tax benefit      (15,559) (12,141)  (21,628)(23,304)
                                   ------   ------    ------ -------
 Total federal income tax expense  26,593   26,725    41,222  43,751
Foreign income taxes                3,664    2,549     5,461   5,634
State income taxes                  1,175    1,630     2,315   3,330
                                   ------   ------    ------ -------
 Total income tax expense         $31,432   30,904    48,998  52,715
                                   ======   ======    ====== =======

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 6  Debt
- ------------

Debt consists of the following:
                                June 30,         December 31,
                                  1994               1993
                           ----------------   -------------------
                              Book    Fair        Book   Fair
                             Value   Value       Value  Value
                             -----   -----       -----  -----
                                      (In thousands)

  Commercial paper         $244,335 244,335    201,384 201,384
  Medium-term notes         204,431 195,400    210,780 221,100
  9 3/8% notes               99,965 106,500     99,959 113,400
  Guaranteed ESOP debt       41,667  44,000     47,223  52,200
  Short-term borrowings           -      -      80,383  80,383
                            ------- -------    ------- -------

     Total debt            $590,398 590,235    639,729 668,467
                            ======= =======    ======= =======

The medium-term notes mature on various dates beginning in 1998 and continuing through 2004. The 9 3/8% notes mature in June 1997. The guaranteed ESOP debt is due in March
1998.

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                Three Months Ended      Six Months Ended
                                     June 30                June 30
                               --------------------  ---------------------
                                  1994      1993         1994      1993
                                  ----      ----         ----      ----
                                              (In thousands)
Premiums written:
Direct                         $806,107    689,773    1,570,700 1,372,590
Assumed                         274,852    184,749      437,476   369,035
Ceded                          (159,840)  (114,925)    (282,486) (220,876)
                                -------    -------    --------- ---------
  Net premiums written         $921,119    759,597    1,725,690 1,520,749
                                =======    =======    ========= =========

Premiums earned:
Direct                         $802,802    710,163    1,595,417 1,439,914
Assumed                         198,180    161,817      365,387   341,904
Ceded                          (155,025)  (125,127)    (269,445) (234,028)
                                -------    -------    --------- ---------
  Net premiums earned          $845,957    746,853    1,691,359 1,547,790
                                =======    =======    ========= =========

Insurance losses and loss
 adjustment expenses:
Direct                         $508,124    430,491    1,051,336   922,579
Assumed                         183,366    135,727      359,533   343,275
Ceded                           (99,544)   (39,075)    (151,235) (119,221)
                                -------    -------    --------- ---------
  Net insurance losses and
    loss adjustment expenses   $591,946    527,143    1,259,634 1,146,633
                                =======    =======    ========= =========

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 9  Shareholders' Equity
- ----------------------------

The company's Restated Articles of Incorporation were amended by vote of the shareholders at the 1994 Annual Meeting of Shareholders to increase the authorized common shares of the company from 120 million to 240 million. Subsequent to this action, the Board of Directors approved a 2-for-1 stock split, which resulted in the issuance of one additional share of common stock for each outstanding share to shareholders of record on May 17, 1994. The additional shares were issued on June 6, 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 1994

Consolidated Results
- --------------------

Second quarter consolidated pretax earnings of $159 million were 14% higher than earnings of $139 million in the second quarter of 1993. Improved results in the Underwriting segment, driven by a decline in the GAAP underwriting loss, accounted for the growth in earnings over 1993. Insurance brokerage results in the second quarter improved $4 million over 1993; however, investment banking-asset management earnings were $3 million below 1993. Year-to-date pretax income in 1994 of $241 million was down slightly from comparable 1993 income of $249 million.

Second quarter net income was $128 million, or $1.43 per share, compared with net income of $108 million, or $1.21 per share, in the second quarter of 1993. Net income of $192 million, or $2.14 per share, for the first half of 1994 was slightly below 1993 net income of $197 million, or $2.18 per share. All per share figures reflect the 2-for-1 stock split that occurred in June 1994.

Results by Segment
- ------------------

Pretax results by industry segment were as follows (in millions):
                                        Three Months Ended  Six Months Ended
                                             June 30            June 30
                                        ------------------  -----------------
                                          1994     1993        1994    1993
Pretax income (loss):                     ----     ----        ----    ----
 Underwriting:
  GAAP underwriting result                $(14)    (42)        (97)  (102)
  Net investment income                    164     163         329    325
  Realized investment gains                 14      20          34     29
  Other                                     (4)     (2)        (17)    (3)
                                           ---     ---         ---    ---
    Total underwriting                     160     139         249    249
 Insurance brokerage                        (5)     (9)        (14)   (17)
 Investment banking-asset management        18      21          35     41
 Parent and other                          (14)    (12)        (29)   (24)
                                           ---     ---         ---    ---
    Income before income taxes            $159     139         241    249
                                           ===     ===         ===    ===

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
- ------------
The Underwriting segment's second quarter pretax earnings of $160 million improved 15% over pretax earnings of $139 million in the comparable period of 1993. Improved underwriting results in the International, Specialized
Commercial and Reinsurance lines of business were the primary factors in the improvement over 1993.

The following summarizes key financial results by underwriting operation:

                                         Three Months       Six Months
                           % of 1994    Ended June 30     Ended June 30
                            Written    ---------------   ---------------
($ in Millions)             Premiums    1994    1993       1994   1993
- ---------------             --------    ----    ----       ----   ----
Specialized Commercial:
 Written Premiums             31%       $278     263        541    526
 Underwriting Result                    $(22)    (29)       (56)   (59)
 Combined Ratio                        106.6   107.3      108.5  110.3

St. Paul Personal
 & Business Insurance:
 Written Premiums             21%       $195      97        367    180
 Underwriting Result                     $(6)     (7)       (28)   (28)
 Combined Ratio                        102.7   105.3      107.6  115.5

Medical Services:
 Written Premiums             17%       $130     143        295    328
 Underwriting Result                     $37      39         71     82
 Combined Ratio                         78.3    78.5       79.3   77.1

Reinsurance:
 Written Premiums             16%       $196     123        277    203
 Underwriting Result                     $(3)     (9)       (32)   (32)
 Combined Ratio                         97.7   105.0      113.0  115.5

St. Paul Commercial:
 Written Premiums             11%        $93      87        187    198
 Underwriting Result                    $(15)    (14)       (38)   (30)
 Combined Ratio                        115.5   115.9      120.0  114.9

International:
 Written Premiums              4%        $29      47         59     86
 Underwriting Result                     $(5)    (22)       (14)   (35)
 Combined Ratio                        121.1   142.9      125.4  140.2
                             ----      -----   -----      -----  -----
Total:
 Written Premiums            100%       $921     760      1,726  1,521
 GAAP Underwriting Result               $(14)    (42)       (97)  (102)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio            70.0    70.6       74.5   74.1
 Underwriting Expense Ratio             30.2    33.1       30.7   32.3
                                       -----   -----      -----  -----
 Combined Ratio                        100.2   103.7      105.2  106.4
                                       =====   =====      =====  =====
 Combined Ratio Including
  Policyholders' Dividends             100.3   104.1      105.2  106.6
                                       =====   =====      =====  =====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The preceding table represents the company's revised reporting format effective as of June 1994. Specialized
Commercial includes the following lines of business:
Construction, Technology, National Accounts, Surety,
Financial Services, Professional Liability, Surplus Lines,
Ocean Marine and Public Sector.  St. Paul Personal &
Business Insurance markets personal insurance products and also serves small commercial accounts. St. Paul Commercial serves midsize commercial customers. The company's
Reinsurance and International underwriting operations were largely unaffected by this change in reporting format.

Written premiums in the second quarter totaled $921 million, 21% higher than comparable 1993 premiums of $760 million. St. Paul Personal & Business Insurance premium volume was double the comparable 1993 total, due to $102 million of premiums produced by Economy Fire & Casualty Company, which the company acquired in September 1993. Excluding the impact of Economy, consolidated written premiums increased 8% over the second quarter of 1993. Reinsurance written premiums grew 60% over 1993's second quarter primarily as a result of rate increases and a higher level of retentions on existing reinsurance contracts. International volume declined 38% from 1993 due to reduced personal insurance business in the United Kingdom.

Year-to-date written premiums in 1994 increased 13% over the first half of 1993, again due to premium growth in St. Paul
Personal & Business Insurance and Reinsurance.

The second quarter GAAP underwriting loss was $14 million, compared with 1993's second quarter loss of $42 million.
Key factors in the improvement in underwriting results over the second quarter of 1993 were as follows:

     -  International - $17 million better than 1993 -
        Improved loss experience on personal and commercial business written in the United Kingdom drove the improvement over 1993.

     -  Specialized Commercial - $7 million better than 1993
        - A reduction in current year loss experience in the National Accounts line was the primary contributor to improved results in 1994.

     - Reinsurance - $6 million better than 1993 - Improved loss experience on non-U.S. business was the primary factor in the improvement in underwriting results.


The six-month GAAP underwriting loss of $97 million improved slightly over the 1993 loss of $102 million. Catastrophe losses in 1994 of $88 million were $40 million higher than 1993 losses of $48 million (primarily due to the Los Angeles earthquake and winter storms, which both occurred

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

in the first quarter). However, a $21 million improvement in year-to-date International results and improvements in non-catastrophe loss experience in several lines served to offset the increase in catastrophe losses.

The Underwriting segment's pretax investment income for the second quarter of $164 million was level with 1993, and year-to-date investment income was up slightly from 1993. Underwriting and investment cash flows continue to fuel steady growth in this segment's investment portfolio, but declining fixed maturity yields over the last several years have resulted in stagnant investment income levels. The weighted average pretax yield on the Underwriting investment portfolio at June 30, 1994 was 7.3%, down from 7.8% at the same time in 1993. Fixed maturities purchased in the first six months of 1994 were almost exclusively taxable securities, in consideration of the company's consolidated tax position. Taxable securities comprised 46% of the total Underwriting investment portfolio at quarter-end, compared with 42% a year ago. The company uses derivative instruments on a limited basis for the purpose of hedging. The company does not speculate in derivative instruments.

Insurance Brokerage
- -------------------

The Insurance Brokerage segment's second quarter 1994 pretax loss of $5 million was $4 million less than the comparable 1993 loss of $9 million. Total revenues in this segment increased 13% over 1993's second quarter, due to new business initiatives and the acquisition of new brokerage operations. The year-to-date pretax loss was $14 million, compared with a loss of $17 million in the first half of 1993.

Investment Banking-Asset Management
- -----------------------------------

The John Nuveen Company (Nuveen) posted second quarter pretax earnings of $24 million, down from comparable 1993 earnings of $28 million. The company's portion of Nuveen's second quarter earnings was $18 million, compared with $21 million in 1993. Year-to-date, the company's portion was $35 million, compared with $41 million in 1993. The company holds a 76% majority interest in Nuveen.

Nuveen's distribution and underwriting revenues were down from the second quarter of 1993 as net sales of tax-free mutual funds declined and no new exchange-traded funds were offered.
Municipal new issue volume also was down in 1994, negatively impacting Nuveen's investment banking revenues.
Although investment advisory fees earned on assets under Nuveen's management increased six percent over the second quarter of 1993, assets under management of $30.8 billion at June 30, 1994 declined $1.9 billion from year-end 1993 as rising interest rates during 1994 drove down the value of managed fund assets. Unit Investment Trust sales in the second quarter were lower than the comparable period of 1993.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Nuveen expects the higher interest rate environment to have a positive long-term impact on earnings as the higher tax-free yields become attractive to investors. UIT sales in the second quarter, although lower than the comparable period of 1993, were 22% higher than sales in this year's first quarter.

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

The company's ultimate liability for pollution claims is extremely difficult to estimate. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation, during which time it is difficult to estimate the company's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site, and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of a pollution claim. The company maintains a claim staff that continually evaluates its exposure to pollution liability losses. At June 30, 1994, the company's total reserves for pollution-related losses were approximately $75 million.

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued


Capital Resources
- -----------------

Common shareholders' equity at June 30, 1994 totaled $2.68 billion, down 11% from year-end 1993. The unrealized appreciation of the company's investment portfolio declined by $425 million (net of taxes) in the first half of 1994 primarily due to the impact of rising interest rates on the carrying value of the company's fixed maturities portfolio.
The company also repurchased 846,000 of its outstanding common shares (as adjusted for the 2-for-1 stock split) in the first six months of 1994 for a total cost of $34 million. Total debt outstanding at June 30, 1994 was $590 million, down from $640 million at year-end 1993 due to a decline in Nuveen's short-term borrowings. The company issued an additional $14 million of medium-term notes under an existing shelf registration during 1994, and has also funded medium-term note maturities of $20 million. The ratio of total debt to total capitalization at quarter-end was 18%, unchanged from year-end 1993.

The company currently has no significant capital commitments planned for the remainder of 1994 and beyond.

The company's ratio of earnings to fixed charges was 8.34 for the first six months of 1994, compared with 8.25 for the same period of 1993. The company's ratio of earnings to combined fixed charges and preferred stock dividends was
6.52 for the first six months of 1994, compared with 6.52 for the same period of 1993. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

Liquidity
- ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $525 million in the first six months of 1994, compared to $297 million in 1993. The significant increase over 1993 was primarily the result of increased cash flows in the investment banking-asset management and insurance brokerage segments. The underwriting segment's cash flows from operations also increased over the first half of 1993.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
          The information set forth in Note 5 to the consolidated financial statements included in Part
          I of this report is incorporated herein by reference.

Item 2.   Changes in Securities.
          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security
           Holders.
          Not applicable.

Item 5.   Other Information.
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits. An Exhibit Index is set forth as the next document in this report.

          (b) Reports on Form 8-K.

               1)   The Registrant filed a Form 8-K Current
               Report dated April 25, 1994, pertaining to the Registrant's press release of first quarter
               1994 financial results.

               2)   The Registrant filed a Form 8-K Current
               Report dated July 25, 1994, pertaining to the Registrant's press release of second quarter
               1994 financial results.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  August 12, 1994              By  /s/ Bruce A.Backberg
                                        ---------------------
                                       Bruce A. Backberg
                                       Vice President
                                       and Corporate Secretary
                                       (Authorized Signatory)


Date:  August 12, 1994              By  /s/ Howard E. Dalton
                                        --------------------
                                       Howard E. Dalton
                                       Senior Vice President
                                       Chief Accounting Officer

                        EXHIBIT INDEX
                        -------------
                                                                How
Exhibit                                                       Filed
- -------                                                       -----

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*...........................

(4)  Instruments defining the rights of security holders,
        including indentures*................................

(10) Material contracts*.....................................

(11) Statement re computation of per share earnings**........   (1)

(12) Statement re computation of ratios**....................   (1)

(15) Letter re unaudited interim financial information*......

(18) Letter re change in accounting principles*..............

(19) Report furnished to security holders*...................

(22) Published report regarding matters submitted to
        vote of security holders*............................

(23) Consents of experts and counsel*........................

(24) Power of attorney*......................................

(27) Financial data schedule*................................

(99) Additional exhibits*....................................


   *  These items are not applicable.

   ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies,
      385 Washington Street, Saint Paul, MN 55102.

  (1) Filed electronically under Operational EDGAR.