Form 10-Q
period 1994-09-30
ST PAUL COMPANIES INC /MN/
filed 1994-11-10
CIK 86312

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        X   OF THE SECURITIES EXCHANGE ACT OF 1934
      ----

     For the quarterly period ended  September 30, 1994
                                     ------------------

                             or
           TRANSITION REPORT PURSUANT TO SECTION 13 OR
     ----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                     --------      --------

     Commission File Number    0-3021
                              --------


                     THE ST. PAUL COMPANIES, INC.
- ----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


              Minnesota                          41-0518860
 ------------------------------------  -------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification
    incorporation or organization)                  No.)


  385 Washington St., Saint Paul, MN                55102
 ------------------------------------  ------------------------------
   (Address of principal executive               (Zip Code)
               offices)


Registrant's telephone number, including area code  (612) 221-7911
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

Yes   X      No
     ----        ----

The number of shares of the Registrant's Common Stock, without par value, outstanding at November 7, 1994, was 84,147,519.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income (Unaudited), Three
  and Nine Months Ended September 30, 1994 and 1993         3


Consolidated Balance Sheets, September 30, 1994
  (Unaudited) and December 31, 1993                         4


Consolidated Statements of Common Shareholders' Equity,
  Nine Months Ended September 30,1994 (Unaudited) and
  Twelve Months Ended December 31, 1993                     6


Consolidated Statements of Cash Flows (Unaudited),
  Nine Months Ended September 30, 1994 and 1993             7


Notes to Consolidated Financial Statements (Unaudited)      8


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       16


PART II. OTHER INFORMATION

Item 1 through Item 6                                       24


Signatures                                                  24


EXHIBIT INDEX                                               25

                       PART I FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                              (In thousands)

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                  ------------------    ------------------
                                  1994        1993       1994       1993
                                  ----        ----       ----       ----

Revenues:
  Premiums earned               $862,823     780,654  2,554,182  2,328,444
  Net investment income          175,166     167,189    510,824    499,634
  Insurance brokerage fees
    and commissions               85,004      77,938    225,752    207,906
  Investment banking-asset
    management                    54,639      61,189    161,438    182,556
  Realized investment gains       14,018      10,623     50,698     44,468
  Other                            7,418       7,382     25,098     25,333
                               ---------   ---------  ---------  ---------
    Total revenues             1,199,068   1,104,975  3,527,992  3,288,341
                               ---------   ---------  ---------  ---------
Expenses:
  Insurance losses and loss
    adjustment expenses          616,458     551,770  1,876,092  1,698,403
  Policy acquisition expenses    193,101     174,171    577,920    552,816
  Operating and administrative   224,308     220,618    667,582    629,463
                               ---------   ---------  ---------  ---------
    Total expenses             1,033,867     946,559  3,121,594  2,880,682
                               ---------   ---------  ---------  ---------
    Income before income taxes   165,201     158,416    406,398    407,659
Income tax expense (benefit):
  Federal current                 37,280      39,260    100,130    106,315
  Other                           (1,887)    (22,232)   (15,739)   (36,572)
                               ---------   ---------  ---------  ---------
    Total income tax expense      35,393      17,028     84,391     69,743
                               ---------   ---------  ---------  ---------
    Net income                  $129,808     141,388    322,007    337,916
                               =========   =========  =========  =========
Net income per common share:
  Primary                         $1.51         1.63       3.72       3.90
                               =========   =========  =========  =========
  Fully diluted                   $1.45         1.57       3.59       3.74
                               =========   =========  =========  =========
Dividends declared on
  common stock                   $0.375         0.35      1.125       1.05
                               =========   =========  =========  =========

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (In thousands)

                                               September 30,   December 31,
ASSETS                                              1994           1993
- ------                                           ----------     ----------
                                                (Unaudited)

Investments:
  Fixed maturities, at estimated market value    $8,765,552     9,147,964
  Equities, at estimated market value               528,590       548,682
  Real estate, at cost less accumulated
    depreciation of $57,284 (1993; $48,847)         538,630       488,691
  Venture capital, at estimated market value        308,482       297,982
  Other investments                                  48,092        47,834
  Short-term investments, at cost                 1,079,987       725,261
                                                 ----------    ----------
   Total investments                             11,269,333    11,256,414
Cash                                                 38,917        25,420
Investment banking inventory securities              59,787       305,804
Reinsurance recoverables:
  Unpaid losses                                   1,513,255     1,545,026
  Paid losses                                        66,596        94,437
Receivables:
  Underwriting premiums                           1,182,037     1,008,034
  Insurance brokerage activities                    842,650       805,209
  Interest and dividends                            178,684       174,852
  Other                                              54,424       105,513
Deferred policy acquisition expenses                317,687       294,860
Ceded unearned premiums                             266,898       238,633
Deferred income taxes                               705,058       425,012
Office properties and equipment, at cost
  less accumulated depreciation
  of $245,071 (1993; $215,389)                      462,999       455,861
Goodwill                                            283,590       284,276
Other assets                                        124,980       129,845
                                                 ----------    ----------
   Total assets                                 $17,366,895    17,149,196
                                                 ==========    ==========

 See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                                  (In thousands)

                                               September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1994           1993
- ------------------------------------           ------------    -----------
                                                (Unaudited)

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses            $9,387,256     9,185,191
  Unearned premiums                               2,089,439     1,875,635
                                                 ----------    ----------
   Total insurance reserves                      11,476,695    11,060,826
Debt                                                610,279       639,729
Payables:
  Insurance brokerage activities                  1,142,376     1,083,845
  Income taxes                                      171,917       162,645
  Reinsurance premiums                              175,155       138,150
  Accrued expenses and other                        587,616       593,205
Other liabilities                                   443,264       466,989
                                                 ----------    ----------
   Total liabilities                             14,607,302    14,145,389
                                                 ----------    ----------
Series B convertible preferred stock;
  1,450 shares authorized; 1,015 shares
  outstanding (1,023 shares in 1993)                146,508       147,608
Guaranteed obligation - PSOP                       (141,567)     (148,929)
                                                 ----------    ----------
   Net convertible preferred stock                    4,941        (1,321)
                                                 ----------    ----------
Common shareholders' equity:
Common stock, 240,000 shares authorized; 84,095
  shares outstanding (84,715 shares in 1993)        441,783       438,559
Retained earnings                                 2,274,929     2,082,832
Guaranteed obligation - ESOP                        (47,188)      (56,005)
Unrealized appreciation of investments              120,171       588,844
Unrealized loss on foreign currency translation     (35,043)      (49,102)
                                                 ----------    ----------
   Total common shareholders' equity              2,754,652     3,005,128
                                                 ----------    ----------
   Total liabilities, preferred stock
     and common shareholders' equity            $17,366,895    17,149,196
                                                 ==========    ==========

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Common Shareholders' Equity
                                  (In thousands)

                                             Nine          Twelve
                                         Months Ended   Months Ended
                                         September 30    December 31
                                         ------------   ------------
                                             1994           1993
                                             ----           ----
                                          (Unaudited)

Common stock:
  Beginning of period                      $438,559       422,249
  Stock issued under stock option and
    other incentive plans                     7,691        16,334
  Reacquired common stock                    (4,467)          (24)
                                         ----------    ----------
     End of period                          441,783       438,559
                                         ----------    ----------

Retained earnings:
  Beginning of period                     2,082,832     1,781,113
  Net income                                322,007       427,609
  Dividends declared on common stock        (93,648)     (116,962)
  Dividends declared on preferred
    stock, net of taxes                      (6,343)       (8,395)
  Reacquired common shares                  (29,919)         (533)
                                         ----------    ----------
     End of period                        2,274,929     2,082,832
                                         ----------    ----------

Guaranteed obligation - ESOP:
  Beginning of period                       (56,005)      (67,452)
  Principal payments                          8,817        11,447
                                         ----------    ----------
     End of period                          (47,188)      (56,005)
                                         ----------    ----------

Unrealized appreciation of investments,
 net of taxes:
  Beginning of period                       588,844        63,669
  Change during the period                 (468,673)       23,193
  Change due to adoption of SFAS 115              -       501,982
                                         ----------    ----------
     End of period                          120,171       588,844
                                         ----------    ----------

Unrealized gain (loss) on foreign
 currency translation, net of taxes:
  Beginning of period                       (49,102)        2,920
  Change during the period                   14,059       (52,022)
                                         ----------    ----------
     End of period                          (35,043)      (49,102)
                                         ----------    ----------

     Total common shareholders' equity   $2,754,652     3,005,128
                                         ==========    ==========

 See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (In thousands)
                                                      Nine Months Ended
                                                         September 30
                                                   -----------------------
                                                      1994          1993
                                                     ------        ------

OPERATING ACTIVITIES
Underwriting:
  Net income                                        $330,974      334,119
  Adjustments:
    Change in net insurance reserves                 409,372      222,244
    Change in underwriting premiums receivable      (165,947)      84,008
    Provision for deferred taxes                     (21,235)     (35,522)
    Realized gains                                   (45,718)     (35,754)
    Other                                            116,727       69,194
                                                  ----------   ----------
      Total underwriting                             624,173      638,289
                                                  ----------   ----------
Insurance brokerage:
  Net loss                                           (19,384)     (21,259)
  Adjustments:
    Change in premium balances                        20,834        9,893
    Change in accounts payable and
      accrued expenses                               (25,754)     (43,845)
    Depreciation and goodwill amortization            15,484       15,108
    Other                                             32,279       (2,891)
                                                  ----------   ----------
      Total insurance brokerage                       23,459      (42,994)
                                                  ----------   ----------
Investment banking-asset management:
  Net income                                          33,509       39,053
  Adjustments:
    Change in inventory securities                   246,017      (24,009)
    Change in short-term investments                (215,990)     (36,061)
    Change in open security transactions              10,668       17,811
    Change in short-term borrowings                  (80,383)     (20,000)
    Other                                             47,748       40,355
                                                  ----------   ----------
      Total investment banking-asset management       41,569       17,149
                                                  ----------   ----------
Parent company and consolidating eliminations:
  Net loss                                           (23,092)     (13,997)
  Realized gains                                      (4,980)      (8,714)
  Adjustments                                            724      (11,193)
                                                  ----------   ----------
      Total parent company and
        consolidating eliminations                   (27,348)     (33,904)
                                                  ----------   ----------

      Net cash provided by operating activities      661,853      578,540
                                                  ----------   ----------
INVESTING ACTIVITIES
Purchase of investments                           (1,531,623)  (1,679,375)
Sales and maturities of investments                1,168,608    1,379,000
Purchase of Economy Fire & Casualty, net of cash            -    (267,451)
   acquired
Change in short-term investments                    (133,098)      22,678
Change in open security transactions                  (2,563)      45,792
Net purchases of office properties and equipment     (37,852)     (33,989)
Other                                                (12,872)      (6,819)
                                                  ----------   ----------
      Net cash used by investing activities         (549,400)    (540,164)
                                                  ----------   ----------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock        (101,576)     (96,617)
Proceeds from issuance of debt                        73,718       76,681
Reacquired common shares                             (34,150)        (207)
Repayment of debt                                    (20,350)     (23,106)
Other                                                (16,898)       2,845
                                                  ----------   ----------
      Net cash used by financing activities          (99,256)     (40,404)
                                                  ----------   ----------
Effect of exchange rate changes on cash                  300         (930)
                                                  ----------   ----------
      Increase (decrease) in cash                     13,497       (2,958)
Cash at beginning of period                           25,420       26,648
                                                  ----------   ----------
      Cash at end of period                          $38,917       23,690
                                                  ==========   ==========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
September 30, 1994

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

All references in the consolidated financial statements and related footnotes to per share amounts and to the number of shares of common stock for both 1994 and 1993 reflect the effect of the 2-for-1 stock split which occurred on June 6, 1994 (see Note 9).

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings Per Share
- --------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding. The common shares outstanding were adjusted for the 2-for-1 stock split (see Note
9).

                                      Three Months Ended Nine Months Ended
                                         September 30       September 30
                                       ----------------   ----------------
                                        1994      1993     1994     1993
                                       ------    ------   ------   ------
                                                 (In thousands)

PRIMARY
Net income, as reported                $129,808  141,388  322,007  337,916
Preferred dividends declared
  (net of taxes)                         (2,129)  (2,038)  (6,343)  (6,234)
                                       -------- -------- -------- --------
    Net income, as adjusted            $127,679  139,350  315,664  331,682
                                       ======== ======== ======== ========

FULLY DILUTED
Net income, per financial statements   $129,808  141,388  322,007  337,916
Additional PSOP expense (net of taxes)
  due to assumed conversion of
  preferred stock                          (944)    (988)  (2,841)  (3,062)
                                       -------- -------- -------- --------
    Net income, as adjusted            $128,864  140,400  319,166  334,854
                                       ======== ======== ======== ========

AVERAGE SHARES OUTSTANDING
Primary                                  84,696   85,342   84,816   85,091
                                       ======== ======== ======== ========

Fully diluted                            88,696   89,509   88,872   89,430
                                       ======== ======== ======== ========


Average shares outstanding include the common and common equivalent shares outstanding for the period and, for fully diluted EPS, common shares that would be issuable upon conversion of preferred stock.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
- -------------------
Investment Activity. A summary of investment transactions is presented below.

                                  Nine Months Ended September 30
                                  ------------------------------
                                          1994       1993
                                         ------     ------
                                          (In thousands)

Purchases:
  Fixed maturities                      $872,016  1,289,984
  Equities                               533,010    293,025
  Real estate                             64,666     34,916
  Venture capital                         52,817     59,077
  Other investments                        9,114      2,373
                                       ---------  ---------
    Total purchases                    1,531,623  1,679,375
                                       ---------  ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                195,665    154,889
    Maturities and redemptions           396,995    853,543
  Equities                               542,960    316,349
  Venture capital                         19,744     40,199
  Real estate                                202      8,879
  Other investments                       13,042      5,141
                                       ---------  ---------
    Total sales and maturities         1,168,608  1,379,000
                                       ---------  ---------
    Net purchases                       $363,015    300,375
                                       =========  =========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                             Nine Months Ended   Twelve Months Ended
                            September 30, 1994    December 31, 1993
                            ------------------   -------------------
                                            (In thousands)

Fixed maturities                 $(666,883)            771,598
Equities                           (31,672)            (23,993)
Venture capital                    (13,576)             52,550
                                  --------             -------
  Total change in pretax
   unrealized appreciation        (712,131)            800,155
Increase (decrease) in deferred
  tax asset due to change
  in unrealized appreciation       243,458            (274,980)
                                  --------            --------
  Total change in unrealized
   appreciation, net of taxes    $(468,673)            525,175
                                  ========            ========

Prior to the company's adoption of SFAS No. 115 on Dec. 31, 1993, the company did not record unrealized appreciation or depreciation of fixed maturities on the consolidated balance sheet. Consequently, the unrealized appreciation of fixed maturities in the twelve-month column in the table represents the cumulative unrealized appreciation recorded upon the company's adoption of SFAS No. 115. The actual increase in pretax unrealized appreciation of fixed maturities for the twelve months ended Dec. 31, 1993 was $257.8 million.

Restricted Funds. Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $411 million at September 30, 1994, and $393 million at December 31, 1993.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 4  Income Taxes
- --------------------

The components of the income tax provision are as follows:

                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                 ------------------    ------------------
                                    1994      1993       1994       1993
                                   ------    ------     ------     ------
                                                (In thousands)

Federal current tax expense      $37,280     39,260    100,130    106,315
Federal deferred tax benefit      (6,710)   (26,193)   (28,338)   (49,497)
                                 -------    -------    -------    -------
  Total federal income tax
    expense                       30,570     13,067     71,792     56,818
Foreign income taxes               3,479      2,302      8,940      7,936
State income taxes                 1,344      1,659      3,659      4,989
                                 -------    -------    -------    -------
  Total income tax expense       $35,393     17,028     84,391     69,743
                                 =======    =======    =======    =======

In the third quarter of 1993, the company recorded a net year-to-date tax benefit of $15 million, or $0.17 per share, as a result of the change in the corporate federal tax rate from 34% to 35%, which resulted in an increase of $15 million in the company's deferred tax asset.

Note 5  Contingent Liabilities
- ------------------------------

In the ordinary course of conducting business, some of the company's subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by those companies. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of our operations in certain ways. Although it is possible that the settlement of a contingency may be material to the company's results of operations and liquidity in the period in which the settlement occurs, the company believes that the total amounts that it or its subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on its overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See "Environmental Claims" in Management's Discussion and Analysis for information on these claims.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 6  Debt
- ------------

Debt consists of the following:

                             September 30,        December 31,
                                  1994                1993
                            ----------------     ---------------
                             Book      Fair      Book       Fair
                             Value    Value      Value      Value
                             -----    -----      -----      -----
                                       (In thousands)

Commercial paper           $260,709   260,709   201,384    201,384
Medium-term notes           204,432   192,800   210,780    221,100
9 3/8% notes                 99,968   104,700    99,959    113,400
Guaranteed ESOP debt         38,890    40,900    47,223     52,200
Pound sterling loan notes     6,280     6,280         -          -
Short-term borrowings             -         -    80,383     80,383
                            -------   -------   -------    -------
    Total debt             $610,279   605,389   639,729    668,467
                            =======   =======   =======    =======

The medium-term notes mature on various dates beginning in 1998 and continuing through 2004. The 9 3/8% notes mature in June 1997. The guaranteed ESOP debt is due in March 1998. The loan notes were issued by Minet and are due in 2004.

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

The company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations in full, the company will pay the shortfall. The company has established allowances for possible nonpayment of amounts due to it from these companies.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                               --------------------  ---------------------
                                  1994      1993        1994        1993
                                  ----      ----        ----        ----
                                             (In thousands)

Premiums written:
  Direct                       $1,023,153   798,133   2,593,853  2,170,723
  Assumed                         173,122   164,260     610,598    533,295
  Ceded                          (187,459) (147,588)   (469,945)  (368,464)
                                ---------  ---------  ---------  ---------
    Net premiums written       $1,008,816   814,805   2,734,506  2,335,554
                                =========  =========  =========  =========
Premiums earned:
  Direct                         $852,270   745,376   2,447,687  2,185,290
  Assumed                         175,025   156,606     540,412    498,510
  Ceded                          (164,472) (121,328)   (433,917)  (355,356)
                                ---------  ---------  ---------  ---------
    Net premiums earned          $862,823   780,654   2,554,182  2,328,444
                                =========  =========  =========  =========
Insurance losses and loss
 adjustment expenses:
  Direct                         $565,799   496,406   1,617,135  1,418,985
  Assumed                         121,689   126,732     481,222    470,007
  Ceded                           (71,030)  (71,368)   (222,265)  (190,589)
                                ---------  ---------  ---------  ---------
    Net insurance losses and
     loss adjustment expenses    $616,458   551,770   1,876,092  1,698,403
                                =========  =========  =========  =========


Note 8  New Accounting Standard
- -------------------------------

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers Accounting for Postemployment Benefits." The company now recognizes the obligation for postemployment benefits on the accrual basis. The company's previous practice was to record employees' workers' compensation benefits on the accrual basis and record all other postemployment benefits on the cash basis. The cumulative effect of adopting SFAS No. 112 was a non-recurring charge of $4.0 million, which was recorded as an operating expense in the first quarter of 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 9  Shareholders' Equity
- ----------------------------

The company's Restated Articles of Incorporation were amended by vote of the shareholders at the 1994 Annual Meeting of Shareholders to increase the authorized common shares of the company from 120 million to 240 million. Subsequent to this action, the Board of Directors approved a 2-for-1 stock split, which resulted in the issuance of one additional share of common stock for each outstanding share to shareholders of record on May 17, 1994. The additional shares were issued on June 6, 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 1994

Consolidated Results
- --------------------

Consolidated pretax earnings of $165 million in the third quarter increased 4% over third quarter 1993 earnings of $158 million. The underwriting segment accounted for the improvement over 1993. Insurance brokerage and investment banking-asset management results in the third quarter were below 1993 levels. Year-to-date pretax income in 1994 of $406 million was near 1993 income of $408 million.

Net income in the third quarter was $130 million, or $1.45 per share, compared with net income of $141 million, or $1.57 per share, in the third quarter of 1993. Net income in the third quarter of 1993 included a net tax benefit of $15 million, or $0.17 per share, resulting from an increase in the federal tax rate. Net income of $322 million, or $3.59 per share, for the first nine months of 1994 declined from 1993 net income of $338 million, or $3.74 per share. All per share figures reflect the 2-for-1 stock split that occurred in June 1994.

Results by Segment
- ------------------

Pretax results by industry segment were as follows (in millions):



                                         Three Months     Nine Months
                                        Ended Sept. 30  Ended Sept. 30
                                         -------------   -------------
                                          1994   1993     1994   1993
                                          ----   ----     ----   ----

Pretax income (loss):
  Underwriting:
    GAAP underwriting results            ($20)   (15)    (117)  (117)
    Net investment income                 169    165      498    490
    Realized investment gains              12      7       46     36
    Other                                  (2)   (11)     (19)   (14)
                                          ---    ---      ---    ---
      Total underwriting                  159    146      408    395
  Insurance brokerage                       2      4      (11)   (13)
  Investment banking-asset management      19     21       54     62
  Parent and other                        (15)   (13)     (45)   (36)
                                          ---    ---      ---    ---
      Income before income taxes         $165    158      406    408
                                          ===    ===      ===    ===

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
- ------------

Third quarter pretax earnings of $159 million in the Underwriting segment improved 9% over comparable pretax earnings of $146 million in 1993. A reduction in other expenses, together with increases in investment income and realized investment gains, more than offset deterioration in GAAP underwriting results compared to the third quarter of 1993.

The following summarizes key financial results by underwriting operation:

                                 % of     Three Months     Nine Months
                                 1994    Ended Sept. 30   Ended Sept. 30
                               Written   --------------   --------------
($ in Millions)                Premiums    1994    1993   1994    1993
- ---------------                --------    ----    ----   ----    ----

Specialized Commercial:
  Written Premiums               30%      $280      211     820     738
  Underwriting Results                    ($21)     (26)    (77)    (85)
  Combined Ratio                         107.2    114.8   108.0   111.7

St. Paul Personal &
 Business Insurance:
  Written Premiums               21%      $200      126     567     306
  Underwriting Results                    ($10)      (3)    (38)    (31)
  Combined Ratio                         104.6    101.9   106.5   109.9

Medical Services:
  Written Premiums               19%      $214      212     510     539
  Underwriting Results                     $28       25      98     107
  Combined Ratio                          78.1     82.2    78.6    78.8

Reinsurance:
  Written Premiums               15%      $132      115     408     318
  Underwriting Results                      $2       10     (29)    (21)
  Combined Ratio                          99.2     88.9   107.9   105.7

St. Paul Commercial:
  Written Premiums               11%      $119       92     306     290
  Underwriting Results                    ($12)     (12)    (50)    (42)
  Combined Ratio                         109.5    113.7   116.0   114.6

International:
  Written Premiums                4%       $64       59     124     145
  Underwriting Results                     ($7)      (9)    (21)    (45)
  Combined Ratio                         106.9    113.6   115.6   131.1

Total:
  Written Premiums              100%     $1,009     815   2,735   2,336
  GAAP Underwriting Results                ($20)    (15)   (117)   (117)

Statutory Combined Ratio:
  Loss and Loss Expense Ratio              71.4    70.7    73.5    72.9
  Underwriting Expense Ratio               28.5    30.5    29.9    31.7
                                          -----   -----   -----   -----
  Combined Ratio                           99.9   101.2   103.4   104.6
                                          =====   =====   =====   =====
  Combined Ratio Including
    Policyholders' Dividends              100.0   101.3   103.4   104.8
                                          =====   =====   =====   =====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The preceding table represents the company's reporting format effective as of June 1994. Specialized Commercial includes the following lines of business: Construction, Technology, National Accounts, Surety, Financial Services, Professional Liability, Surplus Lines, Ocean Marine and Public Sector. St. Paul Personal & Business Insurance markets personal insurance products and coverages for small commercial customers. St. Paul Commercial serves midsize commercial customers. The company's Medical Services, Reinsurance and International underwriting operations were largely unaffected by this change in reporting format.

Third quarter written premiums totaled $1.0 billion, an increase over comparable 1993 premiums of $815 million. St. Paul Personal & Business Insurance premium volume increased 58% over 1993, primarily due to the inclusion of a full quarter of premiums from Economy Fire & Casualty Company, acquired in September 1993. Excluding the impact of Economy in both years, St. Paul Personal & Business Insurance written premiums increased 4% over the third quarter of 1993. Increased participation in insurance pools and growth in ocean marine business contributed to the increase in Specialized Commercial volume over 1993. Written premiums in St. Paul Commercial increased over 1993, primarily the result of new business.

Year-to-date written premiums in 1994 increased over the first nine months of 1993, primarily due to premium growth in St. Paul Personal & Business Insurance and Reinsurance. Price increases and a higher level of retentions on existing reinsurance contracts accounted for the growth in Reinsurance volume in 1994.

The GAAP underwriting loss in the third quarter was $20 million, compared with 1993's third quarter loss of $15 million. Key factors in the increase in third quarter underwriting losses compared to 1993 were as follows:

  - Reinsurance - $8 million worse than 1993 - An increase in underwriting expenses contributed to the deterioration from 1993.

  - St. Paul Personal & Business - $7 million worse than 1993 - An increase in catastrophe losses was the primary factor in the deterioration from 1993.

The year-to-date GAAP underwriting loss of $117 million was level with the 1993 loss. Pretax catastrophe losses of $98 million in 1994 were $40 million higher than comparable 1993 losses (primarily due to the Los Angeles earthquake and winter storms, which both occurred in the first quarter). However, a $24 million improvement in year-to-date International results and improvements in non-catastrophe loss experience in several lines served to offset the increase in catastrophe losses.

In the second quarter of 1994, the company was added as a defendant to Weatherford Roofing Company, et al. v. Employers National Insurance Company, et al., a purported class action, which was commenced in 1991 in the District Court of Dallas County, Texas and in which the plaintiffs claim (among other things) that approximately 300 insurance companies have overcharged customers for retrospectively-rated workers' compensation insurance in Texas between 1987 and 1992. In the course of responding to the complaint, the company determined that in certain instances it made charges for retrospectively-rated workers' compensation insurance which were in excess of the regulated rates which were filed and approved, both in Texas and other states. The company has decided to make refunds with interest in all affected states and has entered into an agreement to settle the Texas case, which is subject to court approval.

The results for the third quarter ended Sept. 30, 1994 reflect a charge of approximately $36 million to create an accrual sufficient in the opinion of the company to cover the costs of all such refunds plus ancillary expenses.

The majority of this accrual related to the Specialized Commercial underwriting operation where it was offset primarily by a reduction in prior year loss and underwriting expense reserves for involuntary business.

Pretax investment income in the Underwriting segment for the third quarter totaled $169 million, up slightly from $165 million in 1993. Year-to-date investment income was also up slightly from 1993.

Investment income levels have been stagnant over the last several years, as increases in invested assets were offset by declining fixed maturity yields. This situation

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

began to change in 1994, as interest rates have started to increase.
The weighted average pretax yield on the Underwriting investment portfolio at Sept. 30, 1994 was 7.4%, nearly level with the same time in 1993. However, the new money rate on taxable fixed-maturity securities was 7.4% at quarter-end, up 100 basis points from six months ago. Fixed maturities purchased in the first nine months of 1994 were almost exclusively taxable securities, in consideration of the company's consolidated tax position. The company uses derivative instruments on a limited basis for the purpose of income generation and hedging. The company does not speculate in derivative instruments.

Insurance Brokerage
- -------------------

The Insurance Brokerage segment posted pretax earnings of $2 million in the third quarter of 1994, down from comparable 1993 earnings of $4 million. Brokerage fees and commissions increased 9% over the third quarter of 1993; however, salaries and related expenses increased 15% due to increased staffing levels associated with the implementation of new business initiatives. The year-to-date pretax loss was $11 million, compared with a loss of $13 million in the first nine months of 1993.

Investment Banking-Asset Management
- -----------------------------------

The company's portion of The John Nuveen Company's third quarter pretax earnings was $19 million, compared with $21 million in 1993. Year-to-date, the company's portion was $54 million, compared with $62 million in 1993. The company owns 76% of Nuveen.


Nuveen's distribution and underwriting revenues were down 62% in the third quarter and 76% for the year compared to 1993 levels. The Federal

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Reserve Board has raised interest rates on five separate occasions in 1994, actions which, at least temporarily, have made Nuveen's tax-exempt products less attractive to investors. Net long-term managed fund sales of $745 million in the first nine months of 1994 were $3.7 billion less than 1993, and Unit Investment Trust sales of $901 million were down 25% from 1993. Municipal new issue volume also was down in 1994, negatively impacting Nuveen's investment banking revenues. Investment advisory fees earned on assets under Nuveen's management increased seven percent to $138 million over the first nine months of 1993. Assets under management of $30.6 billion at Sept. 30, 1994 declined $2 billion from year-end 1993 as rising interest rates during 1994 drove down the value of managed fund assets.

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

The company's ultimate liability for environmental pollution claims is extremely difficult to estimate. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate the company's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site, and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of a pollution claim.

Because of the significant uncertainties associated with pollution claims, and the likelihood that they will not be resolved in the near future, the company is unable to estimate its ultimate exposure to these claims, and cannot quantify a range of reasonably possible losses in addition to recorded reserves. As a result, the company's results of operations in future periods may be materially impacted by these claims. However, the company believes it is unlikely that such claims will materially impact its financial position or liquidity.

Prior to 1994, the company made no specific allocation of its IBNR (incurred but not reported) reserves for environmental pollution claims, but rather identified reserves only for reported environmental claims (case reserves). The company's total gross IBNR reserves at Sept. 30, 1994 were $4.41 billion.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

In the third quarter of 1994, $132 million of these previously established gross IBNR reserves was specifically allocated for environmental claims. The following table represents a reconciliation of total gross and net environmental pollution reserve development for the nine months ended Sept. 30, 1994, and each of the years in the three-year period ended
Dec. 31, 1993. Amounts in the "net" column are reduced by reinsurance recoverable on unpaid losses.

                                1994
                               (nine
                               months)      1993         1992         1991
                            -----------  ----------   ----------   ----------
(in millions)               Gross  Net   Gross  Net   Gross  Net   Gross  Net
                            -----  ---   -----  ---   -----  ---   -----  ---
Beginning reserves           $105   73      88   62      76   55      70   50
Incurred losses                22   17      32   22      30   20      24   20
IBNR allocation               132   95       -    -       -    -       -    -
Paid losses                   (17) (13)    (15) (11)    (18) (13)    (18) (15)
                              ---  ---     ---  ---     ---  ---     ---  ---
Ending reserves              $242  172     105   73      88   62      76   55
                              ===  ===     ===  ===     ===  ===     ===  ===

At Sept. 30, 1994, approximately 60% of the company's total gross environmental pollution reserves represented reserves for claims on direct business written in the United States by the company's principal domestic underwriting subsidiary. Many significant environmental pollution claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago, a time frame during which the company's domestic underwriting operations' commercial book of business was largely composed of small- to medium-sized businesses without significant exposure to pollution liability. In addition, the company believes that its current mix of domestic commercial business carries a relatively low risk of significant pollution liability. Finally, since 1970, the company's Commercial General Liability policy form has included a specific pollution exclusion, and, since 1986, an absolute pollution exclusion.

The balance of the company's environmental reserves consist of estimated losses on reinsurance assumed by the company.

Total gross environmental reserves at Sept. 30, 1994 of $242 million represented less than three percent of gross consolidated reserves of $9.39 billion.

Asbestos Claims
- ---------------

Asbestos-related claims brought against the company are subject to significant uncertainties that are not generally present for other types of claims, making the company's ultimate liability for such claims extremely difficult to estimate. Case law and a history of prior claim development are the primary

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

factors which determine the total cost of asbestos claims. Both of these items are still developing, making it difficult to estimate the company's ultimate exposure to such claims. Asbestos-related claims have generally arisen out of product liability coverages under general liability policies written prior to 1986. Since 1986, the company's Commercial General Liability policy has used the industry standard absolute pollution exclusion which greatly limits coverage. We believe this exclusion applies to asbestos claims.

Prior to 1994, the company made no specific allocation of its IBNR reserves for asbestos claims, but rather identified only case reserves for asbestos claims. In the third quarter of 1994, $127 million of previously established gross IBNR reserves was specifically allocated for unreported asbestos claims. The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended Sept. 30, 1994, and each of the years in the three-year period ended Dec. 31, 1993:

                              1994
                             (nine
                             months)       1993         1992         1991
                          -----------   ----------   ----------   ----------
(in millions)              Gross  Net   Gross  Net   Gross  Net   Gross  Net
                           -----  ---   -----  ---   -----  ---   -----  ---
Beginning reserves          $ 62   48      70   54      65   54      29   25
Incurred losses               10    8      17   15      25   17      52   44
IBNR allocation              127   95       -    -       -    -       -    -
Paid losses                  (15) (12)    (25) (21)    (20) (17)    (16) (15)
                             ---  ---     ---  ---     ---  ---     ---  ---
Ending reserves             $184  139      62   48      70   54      65   54
                             ===  ===     ===  ===     ===  ===     ===  ===

Total gross asbestos reserves at Sept. 30, 1994 of $184 million represented approximately two percent of gross consolidated reserves of $9.39 billion.

Capital Resources
- -----------------

Common shareholders' equity at Sept. 30, 1994 of $2.8 billion was down 8% from year-end 1993. The unrealized appreciation of the company's investment portfolio declined by $469 million (net of taxes) in the first nine months of 1994 primarily due to the impact of rising interest rates on the carrying value of the company's fixed maturities portfolio. The company also repurchased 846,000 of its outstanding common shares (as adjusted for the 2-for-1 stock split) in the first six months of 1994 for a total cost of $34 million. The company did not repurchase any shares during the third quarter. Total debt outstanding at Sept. 30, 1994 was $610 million, down from $640 million at year-end 1993


primarily due to a decline in Nuveen's short-term borrowings. The company issued an additional $14 million of medium-term notes

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

under an existing shelf registration during 1994, and has also funded medium-term note maturities of $20 million. The ratio of total debt to total capitalization at quarter-end was 18%, unchanged from year-end 1993.

The company currently has no significant capital commitments planned for the remainder of 1994 and beyond.

The company's ratio of earnings to fixed charges was 9.18 for the first nine months of 1994, compared with 8.86 for the same period of 1993.
The company's ratio of earnings to combined fixed charges and preferred stock dividends was 7.19 for the first nine months of 1994, compared with 6.99 for the same period of 1993. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

Liquidity
- ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $662 million in the first nine months of 1994, compared to $579 million in 1993. The increase over 1993 was primarily the result of increased cash flows in the insurance brokerage and investment banking-asset management segments. The underwriting segment's cash flows from operations were near 1993 levels.

Impact of Accounting Pronouncement to be Adopted in the Future
- --------------------------------------------------------------

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Provisions of this statement will require expanded disclosures about derivative financial instruments, defined as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. The statement is effective for fiscal years ending after Dec. 15, 1994. The company does not speculate in derivative instruments, and therefore the provisions of this statement will not require significant new disclosures by the company.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
         The information set forth in Note 5 to the consolidated financial statements, and in the "Underwriting" section of Management's Discussion and Analysis, both included in Part I of this report, is incorporated herein by reference.

Item 2.   Changes in Securities.
         Not applicable.

Item 3.   Defaults Upon Senior Securities.
         Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
         Not applicable.

Item 5.   Other Information.
         Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth on page 25 of this report.

         (b) Reports on Form 8-K.

             1) The Registrant filed a Form 8-K Current Report dated July 25,
               1994, pertaining to the Registrant's press release of second quarter 1994 financial results.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)

Date:  November 10, 1994            By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Vice President
                                    and Corporate Secretary
                                    (Authorized Signatory)


Date:  November 10, 1994            By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                                EXHIBIT INDEX
                                -------------
                                                                 How
Exhibit                                                        Filed
- -------                                                        -----

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..............................

(4)  Instruments defining the rights of security holders,
        including indentures*...................................

(10) Material contracts*........................................

(11) Statement re computation of per share earnings**...........  (1)

(12) Statement re computation of ratios**.......................  (1)

(15) Letter re unaudited interim financial information*.........

(18) Letter re change in accounting principles*.................

(19) Report furnished to security holders*......................

(22) Published report regarding matters submitted to
        vote of security holders*...............................

(23) Consents of experts and counsel*...........................

(24) Power of attorney*.........................................

(27) Financial data schedule**..................................  (1)

(99) Additional exhibits*.......................................


 * These items are not applicable.

** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102.

(1) Filed electronically under Operational EDGAR Program.