Form 10-K405
period 1994-12-31
ST PAUL COMPANIES INC /MN/
filed 1995-03-28
CIK 86312

                             FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --             EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the fiscal year ended December 31, 1994

                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      --                OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from            to
                                    -----------   ----------

                   Commission file number 0-3021

                   THE ST. PAUL COMPANIES, INC.
      (Exact name of Registrant as specified in its charter)

           Minnesota                           41-0518860
          ----------                          -----------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)

 385 Washington Street, Saint Paul, MN              55102
 --------------------------------------            ------
(Address of principal executive offices)         (Zip Code)

 Registrant's telephone number,
      including area code                      612-221-7911
                                               -------------

    Securities registered pursuant to Section 12(b) of the Act:

Common Stock (without par value)       New York Stock Exchange
                                        London Stock Exchange
     Stock Purchase Rights             New York Stock Exchange
     ---------------------            ------------------------
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

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 24, 1995, was $4,242,382,341. The number of shares of the Registrant's Common
Stock, without par value, outstanding at March 24, 1995, was 84,334,840.

An Exhibit Index is set forth at page 31 of this report.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------
Portions of the Registrant's 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 2, 1995, are incorporated by reference into Parts III and IV of this report.

                                   PART I
                                   ------
Item 1.   Business.
- ------    --------

General Description

The St. Paul Companies, Inc. ("The St. Paul") is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries comprise one of the oldest insurance organizations in the United States, dating back to 1853. The St. Paul is a management company principally engaged, through its subsidiaries, in three industry segments: property-liability insurance underwriting, insurance brokerage and investment banking-asset management. As a management company, The St. Paul oversees the operations of its subsidiaries and provides them with capital, management and administrative services. According to "Fortune" magazine's most recent rankings, in terms of total assets, The St. Paul was the 25th largest diversified financial company in the United States at Dec. 31, 1993. At March 23, 1995, The St. Paul and its subsidiaries employed approximately 12,900 persons.

The St. Paul's primary business is insurance underwriting, which accounted for 88% of consolidated revenues in 1994. Insurance brokerage and investment banking-asset management operations accounted for 7% and 5% of consolidated revenues, respectively, in 1994. Note 16 on pages 58 and 59 of The St. Paul's 1994 Annual Report to Shareholders, which discloses revenues, income
(loss) before income taxes and identifiable assets for The St. Paul's industry segments and by geographic areas for the last three years, is incorporated herein by reference.

The following table lists the sources of The St. Paul's consolidated revenues for each of the last three years:

                                        Percentage of
                                    Consolidated Revenues

                                  1994      1993      1992
                                  ----      ----      ----
Insurance Underwriting:
  Fire and Marine:
  Specialized Commercial          21.6%     22.7%     23.4%
  Personal & Business             15.7      10.9       7.6
  Medical Services                13.6      15.4      16.0
  Commercial                       8.1       9.4      12.0
                                 -----     -----     -----
   Total Fire and Marine          59.0      58.4      59.0
  Reinsurance                     10.3       8.9       8.0
  International                    3.3       4.0       2.9
  Net Investment Income           14.4      14.5      14.3
  Realized Investment Gains        0.7       1.1       1.3
  Other                            0.6       0.7       0.5
                                 -----     -----     -----
   Total Insurance
    Underwriting                  88.3      87.6      86.0
Insurance Brokerage                7.4       7.2       7.3
Investment Banking-Asset
   Management                      4.7       5.5       4.9
Parent Company and
   Eliminations                   (0.4)     (0.3)      1.8
                                 -----     -----     -----
   Total                         100.0%    100.0%    100.0%
                                 =====     =====     =====

UNDERWRITING OPERATIONS

Overview. The St. Paul's insurance underwriting business is conducted through three principal operations. St. Paul Fire and Marine ("Fire and Marine") is The St. Paul's U.S. insurance underwriting operation. Fire and Marine underwrites property and liability insurance and provides insurance-related products and services to commercial, professional and individual customers throughout the United States. The St. Paul's reinsurance business operates under the name St. Paul Re, which underwrites reinsurance for leading North American and international insurance companies. International Underwriting offers primary property-liability insurance coverages in the United Kingdom and in other selected international markets, primarily Canada and Western Europe.

The primary sources of the underwriting operations' revenues are premiums earned from insurance and reinsurance policies, and income earned from the investment portfolio. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, The St. Paul's underwriting operations ranked 15th on the basis of 1993 written premiums.


Principal Departments and Products

The "Underwriting Results by Operation" table on page 23 of The St. Paul's 1994 Annual Report to Shareholders, which summarizes written premiums, underwriting results and combined ratios for each of its underwriting operations for the last three years, is incorporated herein by reference. The following discussion summarizes the business structure of The St. Paul's underwriting operations.

Fire and Marine

Fire and Marine underwrites insurance through the following business units:

Specialized Commercial. This is the largest of Fire and Marine's operations, based on written premiums, and includes a number of individual underwriting operations organized according to market segments or along product lines. Specialized Commercial, in general, provides coverage for damage to the customer's property (fire, inland marine and auto), liability for bodily injury or damage to the property of others (general liability, auto liability and excess), workers' compensation insurance, and various professional liability coverages.

Operations serving particular market segments consist of the following:
Construction provides insurance to medium- and large-size general building contractors, highway contractors and specialty contractors. Large construction projects are insured during the life of the project. Technology underwrites a range of specialized coverages for information technology firms, as well as manufacturers of electronics, synthetics, industrial machinery and medical equipment. Financial Services provides fidelity coverages for depository institutions, in addition to directors and officers liability and all other property and liability coverages for this industry. National Accounts underwrites large commercial risks for a broad spectrum of large businesses, including multistate operations. Public Sector Services markets insurance products and services to all levels of government entities.

The following operations are organized along specific product lines: Surety underwrites surety bonds, primarily for construction contractors, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Based on estimated 1994 premium data, Fire and Marine's surety operation is the second-largest underwriter of surety bonds in the United States. Ocean Marine provides a variety of property and liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection. Professional Liability markets errors and omissions coverage for lawyers, insurance agents and other nonmedical professionals, including directors and officers. Surplus Lines underwrites products liability insurance, umbrella and excess liability coverages, property insurance for high-risk classes of business, and coverages for unique, sometimes one-of-a-kind risks. Special Property provides property insurance programs for large commercial accounts.

Specialized Commercial also includes the results of Fire and Marine's participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they write. These pools and associations serve to increase the underwriting capacity of the participating companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk.

Personal & Business Insurance. This operation provides property and liability insurance coverages for individuals and small-business owners. For individuals, a variety of monoline and package policies are offered to protect personal property such as homes, automobiles and boats, as well as to provide coverage for personal liability. Economy Fire & Casualty Company, a personal insurance underwriter acquired in August 1993, is included in this operation and is in the process of being fully integrated into Fire and Marine's existing personal insurance operations. For small-business owners, Personal & Business Insurance markets Package Accounts for Commercial Enterprises (PACE) policies, which offer general commercial property and liability coverages for offices, retailers and family restaurants.

Medical Services. Medical Services underwrites professional liability, property and general liability insurance for the health care delivery system. Products include coverages for health care professionals such as physicians and surgeons, dental professionals and nurses. Products for individual health care facilities and entire systems, such as hospital networks and managed care systems, are also marketed. Specialized claim and loss control services are integral components of Medical Services' insurance products. Fire and Marine is the largest medical liability insurer in the United States, with premium volume representing approximately 12% of the United States market in 1993 based on premium data published in "Best's Review."

Commercial. Fire and Marine's Commercial underwriting operation offers property and liability insurance to midsize commercial enterprises.
Coverages marketed include package, general liability, umbrella and excess liability, commercial auto and fire, inland marine and workers' compensation. Insurance products are designed for midsize manufacturers, retailers and service businesses, as well as specific customer groups such as museums, country clubs, hotels and schools.

Reinsurance

St. Paul Re underwrites reinsurance in both domestic and international insurance markets (referred to as "assumed reinsurance"). Reinsurance is an agreement between insurance companies to transfer risks. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance. St. Paul Re obtains business primarily through the broker or intermediary market, writing both treaty and facultative reinsurance for property, liability, ocean marine, surety and specialty coverages. According to data published by the Reinsurance Association of America, St. Paul Re ranked as the eighth largest U.S. reinsurance underwriter based on written premium volume for the first nine months of 1994.

In late 1994, St. Paul Re purchased from the CIGNA Corporation the right to renew most of the international business underwritten by CIGNA Reinsurance-Property & Casualty. This purchase is expected to enable St. Paul Re to expand and diversify its global reinsurance capabilities.

International Underwriting

The International Underwriting operation includes primary insurance written outside the United States, mainly the United Kingdom, Canada, Spain and the Republic of Ireland. It also includes insurance written for foreign operations of multinational corporations based in the United States, and insurance written to cover exposures in the United States for foreign-based companies. This operation offers a range of commercial and personal lines products and services tailored to meet the unique needs of customers located outside the United States.


Principal Markets and Methods of Distribution

St. Paul Fire and Marine Insurance Company and its subsidiaries are licensed and transact business in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands. Fire and Marine's business is broadly distributed throughout the United States, with a particularly strong market presence in the Midwestern region. Five percent or more of Fire and Marine's 1994 property-liability written premiums were produced in each of Illinois, Minnesota and New York.

Fire and Marine's business is produced primarily through approximately 6,300 independent insurance agencies and national insurance brokers. Fire and Marine maintains 12 regional offices in major cities throughout the United States and 90 additional service offices in the United States to respond to the needs of agents, brokers and policyholders. Approximately 81% of Fire and Marine's total premium volume in 1994 originated in the regional and service offices, with the balance of business produced by various insurance pools and by the home office.

In 1994, St. Paul Re produced business from its New York and London offices, and approximately 30% of its business originated from outside the United States. As a result of the acquisition from the CIGNA Corporation in late 1994, St. Paul Re now also operates out of offices in Brussels, Singapore and Miami.


Reserves for Losses and Loss Adjustment Expenses (LAE)

General Information. When claims are made by or against policyholders, any amounts that The St. Paul's underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). Reserves are established that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE cover claims that were incurred not only in 1994 but also in prior years. These reserves include estimates of the total cost of claims that have already been reported but not yet settled, and those that have been incurred but not yet reported. Loss reserves are established on an undiscounted basis, and are reduced for deductibles recoverable from customers and estimates of salvage and subrogation.

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

Ten-year Development. The table on page 7 presents a development of net loss and LAE reserve liabilities and payments for the years 1984 through 1994.
The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each of the years indicated. Loss development data for The St. Paul's U.K.- based underwriting subsidiary, St. Paul UK, is included for all years in the table since 1988.

The upper portion of the table, which shows the re-estimated amount relating to the previously recorded liability, is based upon experience as of the end of each succeeding year. This estimate is either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The "Cumulative Redundancy (Deficiency)" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1984 reserve of $2,917 million developed up to $2,993 million, or a $76 million deficiency, by the end of 1985. By the end of 1994, the 1984 reserve had developed a deficiency of $488 million. The changes in the estimate of 1984 loss reserves were reflected in operations during the past ten years.

In 1993, The St. Paul adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement required, among other things, that reinsurance recoverables on unpaid losses and LAE be shown as an asset, instead of the prior practice of netting this amount against insurance reserves for balance sheet reporting purposes.

The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 1994), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on The St. Paul's balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 1994) and the related re-estimated reinsurance recoverable. The St. Paul did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for its foreign underwriting operations.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 1994, $3,078 million of the currently estimated $3,405 million of losses and LAE that have been incurred for the years up to and including 1984 have been paid. Thus, as of Dec. 31, 1994, it is estimated that $327 million of incurred losses and LAE are unpaid for the years up to and including 1984.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1993 reserves that relates to 1984 losses is included in the cumulative redundancy or deficiency amount for the years 1984 through 1993.

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

Analysis of Loss and Loss Adjustment Expense (LAE) Development
(in millions)


Year ended December 31     1984  1985  1986  1987  1988  1989  1990  1991  1992  1993  1994
- -----------------          ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Net liability for
  unpaid losses and LAE  $2,917 3,364 4,043 4,745 5,502 5,907 6,279 6,688 7,207 7,640 7,890
                         ====== ===== ===== ===== ===== ===== ===== ===== ===== ===== =====
Liability re-estimated
  as of:
One year later            2,993 3,477 4,087 4,727 5,313 5,656 6,037 6,436 6,984 7,312
Two years later           3,104 3,625 4,078 4,489 4,914 5,338 5,787 6,260 6,703
Three years later         3,203 3,652 3,955 4,268 4,789 5,135 5,628 6,066
Four years later          3,222 3,597 3,874 4,226 4,731 5,027 5,490
Five years later          3,202 3,572 3,874 4,178 4,707 4,975
Six years later           3,227 3,624 3,885 4,180 4,682
Seven years later         3,280 3,652 3,914 4,169
Eight years later         3,308 3,688 3,951
Nine years later          3,361 3,742
Ten years later           3,405
Cumulative redundancy
  (deficiency)           $ (488) (378)   92   576   820   932   789   622   504   328
                        ======= ===== ===== ===== ===== ===== ===== ===== ===== =====
Cumulative redundancy
  (deficiency) excluding
  foreign exchange (1)   $ (488) (378)   92   576   831   914   791   633   501   326
                        ======= ===== ===== ===== ===== ===== ===== ===== ===== =====

Net liability for
  unpaid losses and LAE                                                   7,207 7,640 7,890
Reinsurance recoverable on
 unpaid losses                                                            1,606 1,545 1,533
                                                                         ------ ----- -----
Gross liability                                                           8,813 9,185 9,423
                                                                         ====== ===== =====
Gross re-estimated liability:

One year later                                                            8,692 8,842
Two years later                                                           8,389

Gross cumulative
 redundancy                                                                 424   343
                                                                            ===   ===

Gross cumulative
  redundancy excluding
  foreign exchange (1)                                                      421   355
                                                                            ===   ===

Cumulative amount of net
  liability paid through:
One year later           $  941   976 1,008 1,101 1,196 1,318 1,450 1,452 1,547 1,566
Two years later           1,539 1,666 1,787 1,884 2,044 2,209 2,361 2,493 2,576
Three years later         1,983 2,185 2,332 2,466 2,646 2,797 3,015 3,155
Four years later          2,304 2,548 2,732 2,869 3,043 3,216 3,442
Five years later          2,533 2,812 3,012 3,132 3,348 3,496
Six years later           2,703 3,008 3,205 3,322 3,554
Seven years later         2,833 3,157 3,343 3,453
Eight years later         2,935 3,258 3,447
Nine years later          3,010 3,343
Ten years later           3,078

Cumulative amount of
  gross liability paid
  through:
One year later                                                            1,935 1,872
Two years later                                                           3,199


(1) The results of St. Paul UK translated from original currencies into U.S. dollars are included with The St. Paul's U.S. underwriting operations in this table since 1988. The foreign currency translation impact on the cumulative redundancy (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates at the end of the year in which the liabilities were re-estimated.


For further information on The St. Paul's loss reserves, including a reconciliation of beginning and ending loss reserve liabilities for each of the last three years, refer to the "Reserves for Losses and Loss Adjustment Expenses" section on pages 28 and 29, and the "Environmental Pollution and Asbestos Claims" section on pages 29 and 30, of the 1994 Annual Report to Shareholders, which are incorporated herein by reference.

Ceded Reinsurance

Through ceded reinsurance, other insurers and reinsurers agree to share certain risks that The St. Paul's subsidiaries have underwritten. The purpose of reinsurance is to limit a ceding insurer's maximum net loss arising from large risks or catastrophes. Reinsurance also serves to increase the direct writing capacity of the ceding insurer. Amounts recoverable on ceded losses are recorded as an asset.

The St. Paul strives to achieve the following objectives with respect to ceded reinsurance:

  1) Protect its assets from large individual risk and occurrence losses by purchasing reinsurance from financially secure reinsurance companies at a reasonable cost.

  2) Provide its respective underwriting operations with the capacity necessary to write large limits on accounts by purchasing reinsurance from financially secure reinsurance companies at a reasonable cost.

The collectibility of reinsurance is subject to the solvency of reinsurers. The placement of ceded reinsurance is guided by The St. Paul's Reinsurance Security Committee, which has established financial standards to determine qualified reinsurers. Uncollectible reinsurance recoverables have not had a material adverse impact on The St. Paul's results of operations, liquidity or financial position. Note 14 on pages 57 and 58 of the 1994 Annual Report to Shareholders, which provides a schedule of ceded reinsurance information, is incorporated herein by reference.

INSURANCE BROKERAGE OPERATIONS

The St. Paul's insurance brokerage segment, Minet, provides insurance and reinsurance broking and risk advisory services for major corporations and large professional organizations worldwide. According to the most recent rankings in terms of total 1993 revenues by "Business Insurance," Minet is the tenth largest international insurance brokerage organization in the world. Based in London, Minet has 131 offices throughout North America, Europe, Africa, Asia and Australia.

Minet operates through six business units, each focusing on distinct client groups. Global Professional Services provides insurance brokerage services to the world's largest accounting firms, as well as law firms, law societies and insurance companies. International Retail serves clients in Asia, Africa, Australia and Europe. Retail brokers act on behalf of organizations such as corporations and partnerships by providing risk management services and procuring insurance coverages. International Broking, through its wholesale broking operations, provides access to Lloyd's of London and other markets for the purpose of assembling underwriting capacity for specialized insurance programs for clients throughout the world. Wholesale brokers act on behalf of retail brokers by procuring specialty insurance coverages. Minet's North American operations include retail brokerage and advisory services for professional clients and major industrial and service corporations. This business unit includes Minet's U.S. wholesale brokerage network, Swett & Crawford, which, according to the most recent rankings in terms of total 1993 revenues by "Business Insurance," is the largest wholesale insurance broker in the United States. Reinsurance provides facultative and treaty intermediary services to insurance companies throughout the world. Minet Risk Services provides consulting and actuarial services to clients worldwide, and also provides management services to captive insurance companies.

Minet in recent years has expanded the scope of its specialty brokerage operations by acquiring several small, specialized brokers throughout the world to complement its existing worldwide client base and market network.

In 1992, The St. Paul significantly reduced the carrying value of its investment in Minet through a $365 million write-down of goodwill. The "Insurance Brokerage" section of "Management's Discussion and Analysis" on pages 33 and 34 of the 1994 Annual Report to Shareholders, which discusses the goodwill write-down and other matters, is incorporated herein by reference.

INVESTMENT BANKING-ASSET MANAGEMENT OPERATIONS

The John Nuveen Company ("Nuveen") is the St. Paul's investment banking-asset management subsidiary. The St. Paul and Fire and Marine currently hold a combined 77% interest in Nuveen after selling a minority interest by means of an initial public offering in 1992. Note 13 on page 57 of The St. Paul's 1994 Annual Report to Shareholders, which provides further information on the sale of a minority interest in Nuveen, is incorporated herein by reference.

Through John Nuveen & Co. Incorporated, a wholly-owned subsidiary, Nuveen markets tax-exempt, open-end and closed-end (exchange-traded) managed funds. Nuveen also underwrites and trades municipal bonds and tax-exempt unit investment trusts (UITs). Nuveen markets its funds and UITs to individuals through registered representatives associated with unaffiliated national and regional broker-dealers and other financial organizations. Through its Municipal Finance Department, the firm also serves state and local governments and their authorities by financing community projects through both negotiated and competitive financings.

Nuveen Advisory Corp., a wholly-owned subsidiary of John Nuveen & Co. Incorporated, is investment adviser to the Nuveen-sponsored open-end mutual funds and exchange-traded funds. Nuveen Institutional Advisory Corp., also a wholly-owned subsidiary, is investment adviser to other Nuveen-sponsored exchange-traded funds and also provides investment management services to trust funds established by public utilities for the decommissioning of nuclear power plants.

As the leading sponsor of tax-free UITs, Nuveen currently sponsors trusts with assets of $16.8 billion in 50 different national, state and insured portfolios. Nuveen also manages 21 tax-free, open-end mutual funds and money market funds with net assets of approximately $6 billion in national, state, insured and money market portfolios. In addition, Nuveen manages 70 exchange-traded funds with approximately $24 billion in net assets, which are traded on national stock exchanges.

Nuveen has its principal office in Chicago and maintains regional sales offices in other cities across the United States.


INVESTMENTS

Objectives. The St. Paul's board of directors approves the annual investment plans of the underwriting subsidiaries. The primary objectives of those plans are as follows:

  1) to maintain a widely diversified fixed maturities portfolio structured to maximize investment income while minimizing credit risk through investments in high-quality instruments;

  2) to provide for long-term growth in the market value of the investment portfolio through investments in certain other investment classes, such as equity securities, real estate and venture capital;

  3) to manage the mix of portfolio maturities to complement anticipated insurance loss pay-out patterns.

The St. Paul has limited involvement with derivative financial instruments to hedge against fluctuations in interest rates, equity security values and foreign currency values, and to generate income. The St. Paul does not participate in the derivatives market for trading or speculative purposes.

Fixed Maturities. Fixed maturities constituted 79% of The St. Paul's investment portfolio at Dec. 31, 1994. The following table presents information about the fixed maturities portfolio for the last five years (dollars in millions).

                                             Weighted    Weighted
        Amortized     Market    Pretax Net    Average     Average
       Cost at Year  Value at   Investment    Pretax     After-tax
 Year   Year-end     Year-end     Income       Yield       Yield
 ----   ---------  ------------  ----------   --------    --------
 1994    $8,913.4    $8,828.7      $626.3        7.4%        5.7%
 1993     8,385.1     9,148.0       607.1        7.4%        5.9%
 1992     7,731.2     8,236.3       605.2        8.0%        6.5%
 1991     7,230.3     7,722.1       589.0        8.4%        6.8%
 1990     6,538.1     6,714.5       561.4        9.0%        6.9%

The St. Paul determines the mix of its investment in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. Fixed maturity purchases in 1994 were predominantly intermediate-term, investment-grade taxable securities. Beginning Dec. 31, 1993, the fixed maturities portfolio was carried on The St. Paul's balance sheet at estimated market value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity. At Dec. 31, 1994, the pretax unrealized depreciation on the portfolio totaled $85 million.

The fixed maturities portfolio is managed conservatively to provide reasonable return while limiting exposure to risks. Approximately 95% of the fixed maturities portfolio is rated at investment grade levels (BBB or better). Nonrated securities comprise the remainder of the portfolio. Most of these are nonrated municipal bonds which, in management's view, would be considered of investment-grade quality if rated.

Equities. Equity holdings comprised 5% of The St. Paul's investments at Dec. 31, 1994, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. This portfolio provided $21 million of realized investment gains and $13 million of dividend income in 1994, and its carrying value at year-end included $30 million of unrealized appreciation.

Real Estate. The St. Paul's real estate holdings, which comprised 5% of total investments at Dec. 31, 1994, consist primarily of a diversified portfolio of commercial office and warehouse buildings geographically distributed throughout the United States. This portfolio produced $28 million of pretax investment income in 1994. The St. Paul does not invest in real estate mortgages.

Venture Capital. Securities of small- to medium-size companies spanning a variety of industries comprised The St. Paul's investments in venture capital, which accounted for 3% of total investments at Dec. 31, 1994. These investments are in the form of limited partnership interests or direct equity investments, and their carrying value at year-end included $69 million of unrealized appreciation.

Other Investments. The St. Paul's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 8% of total investments at Dec. 31, 1994.

Notes 3, 4 and 5 on pages 48 through 50 of the 1994 Annual Report to Shareholders, and the "Investments" section of "Management's Discussion and Analysis" on pages 31 through 33 of said Annual Report, which provide additional information about The St. Paul's investment portfolio, are incorporated herein by reference.

COMPETITION AND REGULATION

The businesses in which The St. Paul's subsidiaries are engaged are all highly competitive.

Underwriting. The St. Paul's underwriting subsidiaries compete with a large number of other insurers. These subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive price. The combination of products, services, pricing and other methods of competition varies by line of insurance and by coverage within each line of insurance.

The St. Paul and its underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to or approval of state regulatory authorities. During 1994, The St. Paul received $201.0 million in cash dividends from Fire and Marine and a $157.1 million noncash dividend of the capital stock of Fire and Marine's U.K.-based underwriting operation. In 1995, up to $311.6 million in cash dividends can be paid by Fire and Marine to The St. Paul without regulatory approval. Any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is also subject to such prior approval.

The underwriting subsidiaries are subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation, supervision and administration of the underwriting subsidiaries may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; restrictions on the size of risk which may be insured under a single policy; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in the personal auto and workers' compensation insurance lines.

Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention services, increasing premium rates or by a combination of these. The freedom of The St. Paul's insurance underwriting subsidiaries to meet emerging adverse underwriting trends may be slowed, from time to time, by the effects of those state laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. Fire and Marine does business in all 50 states and the District of Columbia, Puerto Rico and the Virgin Islands. Many of these jurisdictions require prior approval of most or all premium rates.

The St. Paul's insurance underwriting business in the United Kingdom is regulated by the Department of Trade and Industry (DTI). The DTI's principal objectives are to ensure that insurance companies are responsibly managed, that they have adequate funds to meet liabilities to policyholders and that they maintain required levels of solvency. In Canada, the conduct of insurance business is regulated under provisions of the Insurance Companies Act of 1992, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force. The St. Paul is also subject to regulations in the other countries and jurisdictions in which it writes insurance business.

Insurance Brokerage. The St. Paul's insurance brokerage segment, Minet, is subject to licensing requirements and other regulations under the laws of the countries in which it operates. In addition, rules of the Lloyd's insurance market in London and other regulatory organizations govern certain business activities of the brokerage operations. The regulation, supervision and administration of the brokerage operations are extensive, but in general relate to licensing standards and procedures applicable to brokers; limitations on the handling and investment of premium trust funds; business reporting and premium tax collection requirements; procedures for issuing policies; and restrictions on the eligibility of insurers with whom insurance coverage may be placed.

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

Item 2.   Properties.
- ------    ----------
Fire and Marine owns its corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, Saint Paul, Minnesota. These buildings, which are adjacent to one another and connected by skyway, are also occupied by The St. Paul. These buildings consist of approximately 1.1 million square feet of gross floor space.

Minet, St. Paul International Insurance Company Ltd. and Economy also own buildings which house their respective operations.

Fire and Marine and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment.

The St. Paul's operating subsidiaries rent or lease office space in many cities in which they operate.

Management considers the currently owned and leased office facilities of The St. Paul and its subsidiaries adequate for the current and anticipated future level of operations.

Item 3.   Legal Proceedings.
- ------    -----------------

The information set forth in the "Legal Matters" section of Note 11 on page 57 of the 1994 Annual Report to Shareholders, the "Legal Matters" section of "Management's Discussion and Analysis" on page 30 of said Annual Report, and the "Environmental Pollution and Asbestos Claims" section of "Management's Discussion and Analysis" on pages 29 and 30 of said Annual Report are incorporated herein by reference.

In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC
(LUI) suspended underwriting new insurance business. At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation. The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May 1992 but has now also been placed in provisional insolvent liquidation. Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers. The St. Paul's insurance brokerage operation, Minet, had brokered business to and from Weavers for many years. From 1973 through 1980, The St. Paul's UK-based underwriting operations had accepted business from Weavers. St. Paul International Insurance

Company Limited (SPI) is a defendant in proceedings brought in the English courts in 1987 by Milano Assicurazioni SPA to challenge the validity of certain reinsurance contracts relating to the Weavers pool, of which SPI was a member. The trial is due to commence in April 1995. SPI is aware that there are other reinsurers seeking to avoid liability on certain of the reinsurance contracts relating to the Weavers pool. SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts. Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers. The proceedings are being vigorously contested by The St. Paul and it recognizes that the final outcome of these proceedings, if adverse to The St. Paul, may materially impact the results of operations in the period in which that outcome occurs, but believes it will not have a materially adverse effect on its liquidity or overall financial position.

The St. Paul reported in its 1993 Form 10-K on a declaratory judgment action in the Circuit Court of Missouri involving Economy's potential liability under a homeowner's policy for a wrongful death that occurred in the home of its insured, Robert A. Berdella, Jr. That action was settled in December 1994 at no cost to either The St. Paul or Economy.

The St. Paul previously reported that the Superior Court of California had entered judgment against Fire and Marine and in favor of Arntz Contracting Company and certain of its affiliates in the amount of $16.5 million in compensatory damages and $100 million in punitive damages. In January 1994, the portion of the judgment granting punitive damages was vacated. Both parties have appealed the court's ruling.

Item 4.   Submission of Matters to a Vote of Security Holders.
- ------    ---------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 1994.

Executive Officers of the Registrant.
- ------------------------------------

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine or St. Paul Re. There are no family relationships between any of The St. Paul's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. All of the following officers except Nicholas M. Brown Jr., Andrew
I. Douglass, Greg A. Lee and James Hom have held executive positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years. Nicholas M. Brown Jr. joined The St. Paul in September 1993. For more than five years prior to that date, Mr. Brown held various management positions with Aetna Life and Casualty. Mr. Douglass joined The St. Paul in August 1993. For more than five years prior to 1993, Mr. Douglass had been Executive Vice President and General Counsel of Heller International Corporation. Greg A. Lee joined The St. Paul in January 1993. For more than five years prior to that date, Mr. Lee held various human resources management positions with PepsiCo, Inc. and its subsidiaries. James Hom joined The St. Paul in October 1994. For two years prior to that date, Mr. Hom served as vice president-corporate claims and project management for The Home Insurance Company. Prior to that, Mr. Hom spent seven years managing insurance consulting groups for two large public accounting firms.


                          Positions              Term of Office
                          Presently               and Period of
Name                Age     Held                     Service
- ----                ---  ----------              --------------

Douglas W.          58   Chairman, President      Serving at the
  Leatherdale             and Chief Executive      pleasure of the
                          Officer                  Board from 5-90

Patrick A. Thiele   44   Executive Vice           Serving at the
                          President and            pleasure of the
                          Chief Financial          Board from 12-91
                          Officer

Nicholas M.         40   Executive Vice           Serving at the
  Brown Jr.               President and            pleasure of the
                          Chief Operating          Board from 5-94
                          Officer-
                          Fire and Marine

James F. Duffy      51   President and            Serving at the
                          Chief Executive          pleasure of the
                          Officer-                 Board from 9-93
                          St. Paul Re

Susan J. Albrecht   48   President-               Serving at the
                          Major Markets-           pleasure of the
                          Fire and Marine          Board from 12-94

Gary P. Hanson      51   President-               Serving at the
                          Personal &               pleasure of the
                          Business                 Board from 9-93
                          Insurance-
                          Fire and Marine

Joseph B. Nardi     50   President-               Serving at the
                          Medical Services-        pleasure of the
                          Fire and Marine          Board from 8-82

Janet R. Nelson     45   President-               Serving at the
                          Custom Markets-          pleasure of the
                          Fire and Marine          Board from 5-94

James A. Schulte    45   President-               Serving at the
                          Commercial-              pleasure of the
                          Fire and Marine          Board from 10-93

Mark L. Pabst       48   Senior Vice              Serving at the
                          President-Fire and       pleasure of the
                          Marine and President     Board from 2-95
                          and Chief Executive
                          Officer-International
                          Underwriting

Howard E. Dalton    57   Senior Vice              Serving at the
                          President and            pleasure of the
                          Chief Accounting         Board from 9-87
                          Officer

Andrew I. Douglass  51   Senior Vice              Serving at the
                          President and            pleasure of the
                          General Counsel          Board from 8-93

James Hom           39   Senior Vice              Serving at the
                          President-               pleasure of the
                          Corporate Planning       Board from 10-94

Greg A. Lee         45   Senior Vice              Serving at the
                          President-               pleasure of the
                          Human Resources          Board from 1-93

Bruce A. Backberg   46   Vice President           Serving at the
                          and Corporate            pleasure of the
                          Secretary                Board from 5-92

James L. Boudreau   59   Vice President           Serving at the
                          and Treasurer            pleasure of the
                                                   Board from 11-90

                                   Part II
                                   -------

Item 5.   Market for the Registrant's Common Equity and
- ------    Related Stockholder Matters.
          ---------------------------------------------

The "Stock Trading" and "Stock Price and Dividend Rate" portions of the "Shareholder Information" section on page 66 of The St. Paul's 1994 Annual Report to Shareholders are incorporated herein by reference.

Item 6.   Selected Financial Data.
- ------    -----------------------

The "Eleven-year Summary of Selected Financial Data" section on pages 38 and 39 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
- ------    Condition and Results of Operations.
          -------------------------------------------------

The "Management's Discussion and Analysis" section on pages 20 to 37 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
- ------    -------------------------------------------

The financial statements and supplementary data on pages 38 to 60 of the 1994 Annual Report to Shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
- ------    Accounting and Financial Disclosure.
          ------------------------------------------------

None.

                                  Part III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------

The "Nominees for Directors" section, which provides information regarding The St. Paul's directors, on pages 4 to 6 of The St. Paul's Proxy Statement relating to the annual meeting of shareholders to be held May 2, 1995, is incorporated herein by reference. Information regarding The St. Paul's executive officers is included in Part I of this report.

Item 11.  Executive Compensation.
- -------   ----------------------

The "Executive Compensation" section on pages 11 to 19 and the "Board of Directors Compensation" section on pages 6 to 8 of the Proxy Statement relating to the annual meeting of shareholders to be held May 2, 1995, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
- -------   Owners and Management.
          ----------------------------------------

The "Security Ownership of Certain Beneficial Owners and Management" section on pages 20 to 23 of the Proxy Statement relating to the annual meeting of shareholders to be held May 2, 1995, are incorporated herein by reference.

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

None.

                                   Part IV
                                   -------

Item 14.  Exhibits, Financial Statements, Financial Statement
- -------   Schedules and Reports on Form 8-K.
          ---------------------------------------------------

(a) Filed documents. The following documents are filed as part of this report:

     1.   Financial Statements.
          Incorporated by reference into Part II of this report:
               The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Operations - Years Ended
                 December 31, 1994, 1993 and 1992
               Consolidated Balance Sheets - December 31, 1994
                 and 1993
               Consolidated Statements of Common Shareholders'
                 Equity - Years Ended December 31, 1994, 1993 and 1992
               Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1994, 1993 and 1992
               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.
          The St. Paul Companies, Inc. and Subsidiaries:
               Independent Auditors' Report on Financial Statement Schedules
               I. Summary of Investments - Other than Investments in Related Parties
               II.  Condensed Financial Information of Registrant
               III. Supplementary Insurance Information
               IV.  Reinsurance
               V.   Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits.  An Exhibit Index is set forth at page 31 of this report.

           (3) The current articles of incorporation and the current bylaws of The St. Paul are incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1994.

           (4) A specimen certificate of The St. Paul's common stock is incorporated herein by reference to the Form 10-K for the year ended December 31, 1992.

               The Shareholder Protection Rights Agreement and the amendment thereof are incorporated herein by reference to the Form 8-K Current Reports dated December 4, 1989, and March 9, 1990.

               There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of The St. Paul and its subsidiaries on a consolidated basis. The St. Paul agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

          (10) The Directors' Charitable Award Program.

               Compensation Arrangement with Mr. Nicholas M. Brown Jr.

               Relocation Loan Payback Agreement with Mr. James F. Duffy.

               Pension Service Agreement with Mr. Andrew I. Douglass.

               The 1994 Stock Incentive Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1994.

               The 1994 Annual Incentive Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1994.

               The Long-Term Incentive Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1994.

               The Non-Employee Director Stock Retainer Plan is incorporated by reference to Form 10-K for the year ended December 31, 1991.

               The summary description of the Outside Directors' Retirement Plan is incorporated by reference to the Proxy Statement relating to the annual meeting of shareholders to be held May 2, 1995.

               The 1988 Stock Option Plan as in effect for options granted prior to June 1994, as amended, is incorporated by reference to Form 10-K for the year ended December 31, 1990.

               The Restricted Stock Award Plan, as amended, is incorporated by reference to Form 10-K for the year ended December 31, 1989.

               The Benefit Equalization Plan and Special Severance Policy are incorporated by reference to Form 10-K for the year ended December 31, 1987.

               The Deferred Management Incentive Awards Agreement - Prime Rate, the Deferred Management Incentive Awards Agreement - Phantom Stock, the Directors' Deferred Compensation Agreement
               - Prime Rate and the Directors' Deferred Compensation Agreement - Phantom Stock are incorporated by reference to Form 10-K for the year ended December 31, 1982.

               The Alternate Long-Term Incentive Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1983.

               The summary descriptions of the Annual Incentive Plan (as in effect prior to 1994), Executive Post-Retirement Life Insurance Plan and Executive Excess Long-Term Disability Plan are incorporated by reference to the Proxy Statement relating to the annual meeting of shareholders which was held on May 5, 1992.

          (11) A statement regarding the computation of per share earnings.

          (12) A statement regarding the computation of the ratio of earnings to combined fixed charges and preferred stock dividends.

          (13) The 1994 Annual Report to Shareholders. The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:


                Portions of Annual Report
                    for the year ended        Items in
                    December 31, 1994        this report
               ----------------------------  -----------
               Consolidated Financial
                Statements                     Item 8
               Notes to Consolidated
                Financial Statements           Item 1, 8
               Independent Auditors' Report    Item 8
               Management's Discussion and
                Analysis                       Item 1, 3, 7
               "Stock Trading" and "Stock
                Price and Dividend Rate"
                portions of "Shareholder
                Information"                   Item 5
               Eleven-year Summary of
                Selected Financial Data        Item 6

               The complete 1994 Annual Report to Shareholders is furnished to the Commission in a paper format pursuant to Rule 14a-3(c).

          (21) List of subsidiaries of The St. Paul Companies, Inc.

          (23) Consent of independent auditors to incorporation by reference of certain reports into Registration Statements on Form S-8 (SEC File No. 2-69894, No. 33-15392, No. 33-20516, No. 33-
               23446, No. 33-23948, No. 33-24220, No. 33-24575, No. 33-26923,
               No. 33-49273 and No. 33-56987) and Form  S-3 (SEC File No. 33-
               33931 and No. 33-50115).

          (24) Power of attorney.

          (27) Financial data schedule.

          (28) Information from reports furnished to state insurance regulatory authorities.

(b)  Reports on Form 8-K.

          A Form 8-K Current Report dated January 26, 1995, was filed relating to the announcement of The St. Paul's financial results for the year ended December 31, 1994.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE ST. PAUL COMPANIES, INC.
                                     ----------------------------
                                             (Registrant)

Date  March 27, 1995            By   /s/ Bruce A. Backberg
      --------------                 ---------------------
                                     Bruce A. Backberg
                                     Vice President and
                                       Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.

Date  March 27, 1995           By    /s/ Douglas W. Leatherdale
      --------------                 --------------------------
                                     Douglas W. Leatherdale,
                                     Director, Chairman of the
                                     Board, President and Chief
                                     Executive Officer

Date  March 27, 1995           By    /s/ Patrick A. Thiele
      --------------                 ---------------------
                                     Patrick A. Thiele, Director,
                                     Executive Vice President and
                                     Chief Financial Officer

Date  March 27, 1995           By    /s/ Howard E. Dalton
      --------------                 --------------------
                                     Howard E. Dalton, Senior
                                     Vice President and Chief
                                     Accounting Officer

Date  March 27, 1995           By    /s/ Michael R. Bonsignore
      --------------                 -------------------------
                                     Michael R. Bonsignore*, Director

Date  March 27, 1995           By    /s/ John H. Dasburg
      --------------                 -------------------
                                     John H. Dasburg*, Director

Date  March 27, 1995           By    /s/ W. John Driscoll
      --------------                 --------------------
                                     W. John Driscoll*, Director

Date  March 27, 1995           By    /s/ Pierson M. Grieve
      --------------                 ---------------------
                                     Pierson M. Grieve*, Director

Date  March 27, 1995           By    /s/ Ronald James
      --------------                 ----------------
                                     Ronald James*, Director

Date  March 27, 1995           By    /s/ William H. Kling
      --------------                 --------------------
                                     William H. Kling*, Director

Date  March 27, 1995           By    /s/ Bruce K. MacLaury
      --------------                 ---------------------
                                     Bruce K. MacLaury*, Director

Date  March 27, 1995           By    /s/ Ian A. Martin
      --------------                 -----------------
                                     Ian A. Martin*, Director

Date  March 27, 1995           By    /s/ Glen D. Nelson
      --------------                 ------------------
                                     Glen D. Nelson*, Director

Date  March 27, 1995           By    /s/ Anita M. Pampusch
      --------------                 ---------------------
                                     Anita M. Pampusch*, Director

Date  March 27, 1995           *By   /s/ Bruce A. Backberg
      --------------                 ---------------------
                                     Bruce A. Backberg, Attorney-in-fact

    INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES







The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of January 26, 1995, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the index in Item 14(a) 2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," in 1993.

Also, as discussed in Notes 6 and 8 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and No. 106, "Accounting for Postretirement Benefits Other Than Pensions," in 1992.



Minneapolis, Minnesota                  /s/ KPMG Peat Marwick LLP
January 26, 1995                        -------------------------
                                            KPMG Peat Marwick LLP

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                     SCHEDULE I - SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                              December 31, 1994
                               (In thousands)

                                                     1994
                                       ----------------------------------
                                                               Amount at
                                                              which shown
                                                                 in the
                                         Cost*       Value*  balance sheet
                                        --------    -------- -------------
Type of investment:

Fixed maturities:
United States Government and
 government agencies and
 authorities                         $ 2,202,765   $2,066,758 $ 2,066,758
States, municipalities and
 political subdivisions                4,016,100    4,164,739   4,164,739
Foreign governments                      697,083      682,709     682,709
Corporate securities                   1,156,422    1,080,681   1,080,681
Mortgage-backed securities               841,003      833,797     833,797
                                      ----------    ---------  ----------
   Total fixed maturities              8,913,373    8,828,684   8,828,684
                                      ----------    =========  ----------
Equity securities:
Common stocks:
Public utilities                          49,130       50,727      50,727
Banks, trusts and insurance
  companies                               26,894       26,825      26,825
Industrial, miscellaneous and
  all other                              424,825      453,490     453,490
                                      ----------    ---------  ----------
   Total equity securities               500,849      531,042     531,042
                                      ----------    =========  ----------
Venture capital                          260,637   $  330,032     330,032
                                      ----------    =========  ----------

Real estate                              548,144**                528,144
Other investments                         46,539                   46,539
Short-term investments                   898,081                  898,081
                                      ----------               ----------
   Total investments                 $11,167,623              $11,162,522
                                      ==========               ==========


*See Notes 1, 3, 4 and 5 to the consolidated financial statements included in The St. Paul's 1994 Annual Report to Shareholders.

** The cost of real estate represents the cost of the properties before valuation provisions. (See Schedule V on page 30).

                 THE ST. PAUL COMPANIES, INC. (Parent Only)

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     CONDENSED BALANCE SHEET INFORMATION
                         December 31, 1994 and 1993
                               (In thousands)


Assets
- ------                                              1994          1993
                                                 --------      --------

Investment in subsidiaries                     $3,308,561    $3,555,191
Investments:
 Fixed maturities                                  42,385        49,134
 Equity securities                                 41,288        32,959
 Short-term investments                             5,040         2,478
Deferred income taxes                             139,396       113,765
Notes and other receivables from subsidiaries         350         1,205
Other assets                                       46,579        31,920
                                                ---------     ---------
   Total assets                                $3,583,599    $3,786,652
                                                =========     =========

Liabilities
- -----------

Debt                                            $ 766,016     $ 717,056
Dividends payable to shareholders                  31,549        29,634
Other liabilities                                  48,565        36,155
                                                ---------     ---------
   Total liabilities                              846,130       782,845
                                                ---------     ---------

Convertible preferred stock                       146,102       147,608
Guaranteed obligation - PSOP                     (141,567)     (148,929)
                                                ---------     ---------
   Net convertible preferred stock                  4,535        (1,321)
                                                ---------     ---------
Common Shareholders' Equity
- ---------------------------

Common stock, authorized 240,000 shares;
 issued 84,202 shares (84,715 in 1993)            445,222       438,559
Retained earnings                               2,362,286     2,082,832
Guaranteed obligation - ESOP                      (44,410)      (56,005)
Unrealized appreciation of investments             13,948       588,844
Unrealized loss on foreign currency translation   (44,112)      (49,102)
                                                ---------     ---------
   Total common shareholders' equity            2,732,934     3,005,128
                                                ---------     ---------
   Total liabilities, preferred stock
     and common shareholders' equity           $3,583,599    $3,786,652
                                                =========     =========

See accompanying notes to condensed financial information.

                 THE ST. PAUL COMPANIES, INC. (Parent Only)

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  CONDENSED STATEMENT OF INCOME INFORMATION
                Years Ended December 31, 1994, 1993 and 1992
                               (In thousands)


                                        1994         1993        1992
                                      -------     -------      -------
Revenues:
 Net investment income               $  4,470    $  4,647    $   7,174
 Realized investment gains (losses)     4,240       5,551       (7,022)
 Realized gain on sale of
   minority interest in Nuveen              -           -       98,284
                                      -------     -------      -------

   Total revenues                       8,710      10,198       98,436
                                      -------     -------      -------


Expenses:
 Interest expense                      48,457      43,349       36,933
 Administrative and other              21,312      25,403       22,575
                                      -------     -------      -------

   Total expenses                      69,769      68,752       59,508
                                      -------     -------      -------

   Income (loss) before
     income taxes                     (61,059)    (58,554)      38,928

Income tax benefit                    (22,608)    (24,977)    (119,574)
                                      -------     -------      -------
   Income (loss) before cumulative
     effects of accounting changes    (38,451)    (33,577)     158,502

Cumulative effects of
 accounting changes:
 Income taxes                               -           -      (23,264)
 Postretirement benefits                    -           -       (2,934)
                                      -------     -------      -------

   Net income (loss) - Parent only    (38,451)    (33,577)     132,304

Equity in net income (loss)
 of subsidiaries                      481,279     461,186     (288,342)
                                      -------     -------      -------

   Consolidated net income (loss)    $442,828    $427,609    $(156,038)
                                      =======     =======      =======

See accompanying notes to condensed financial information.

                 THE ST. PAUL COMPANIES, INC. (Parent Only)

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION
                Years Ended December 31, 1994, 1993 and 1992
                               (In thousands)


                                            1994        1993       1992
                                            ------     ------     ------
Operating Activities:
 Net income (loss)                       $ (38,451) $ (33,577) $ 132,304
 Cash dividends from subsidiaries          210,523    208,333    109,788
 Tax payments from subsidiaries            104,509     99,751    106,078
 State and federal income tax payments     (84,910)   (83,200)  (107,100)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Deferred tax benefit                    (19,660)    (7,609)  (109,994)
   Realized gains                           (4,240)    (5,551)   (91,262)
   Other                                     1,897    (14,205)     2,951
                                          --------   --------   --------
   Cash provided by operating activities   169,668    163,942     42,765
                                          --------   --------   --------
Investing Activities:
 Proceeds from sales and maturities
   of investments                           84,337     62,656    145,083
 Purchases of investments                  (93,601)   (61,614)  (193,626)
 Capital contributions to
   subsidiaries                            (53,466)   (75,136)   (50,311)
 Acquisitions                              (10,643)         -          -
 Proceeds from sale of Nuveen shares             -          -    137,052
 Other                                          14      1,356     (5,734)
                                          --------   --------   --------
   Cash provided by (used in)
     investing activities                  (73,359)   (72,738)    32,464
                                          --------   --------   --------
Financing Activities:
 Dividends paid to shareholders           (136,062)  (129,218)  (126,067)
 Issuance of debt                           87,721     77,243    102,646
 Repayment of debt                         (20,350)   (51,735)    (8,504)
 Reacquired common shares                  (34,150)      (207)   (57,722)
 Stock options exercised and other           6,532     12,713     14,418
                                          --------   --------   --------
   Cash used in financing activities       (96,309)   (91,204)   (75,229)
                                          --------   --------   --------
Change in cash                                   -          -          -
Cash at beginning of year                        -          -          -
                                          --------   --------   --------
   Cash at end of year                    $      -   $      -   $      -
                                          ========   ========   ========

See accompanying notes to condensed financial information.

                 THE ST. PAUL COMPANIES, INC. (Parent Only)

         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL INFORMATION

  1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in The St. Paul's 1994 Annual Report to Shareholders.


  2. Debt consists of the following (in thousands):

                                               December 31,
                                           -------------------
                                            1994         1993
                                           ------       ------
     Commercial paper                     $275,635    $201,384
     Medium-term notes                     204,433     210,780
     Guaranteed PSOP debt (1)              141,567     148,929
     9-3/8% notes                           99,971      99,959
     Guaranteed ESOP debt                   36,112      47,223
     Guaranteed ESOP debt (1)                8,298       8,781
                                           -------     -------
      Total debt                          $766,016    $717,056
                                           =======     =======


     (1)  Eliminated in consolidation.

     See Note 7 to the consolidated financial statements included in the 1994 Annual Report to Shareholders for further information on the debt outstanding at Dec. 31, 1994.

     The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 1995 and 1996, $11.1 million; 1997, $386.7 million; 1998, $27.8 million; and
     1999, $20.0 million.

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                               (In thousands)


                                              At December 31,
                              ----------------------------------------------
                               Deferred    Gross loss            Other policy
                                policy      and loss       Gross  claims and
                             acquisition   adjustment    unearned  benefits
                               expenses expense reserves premiums   payable
                              ---------- --------------- --------  --------
1994
- ----

Property-Liability Insurance
Underwriting:
 Fire and Marine:
   Specialized Commercial     $110,792     $3,209,219    $  688,662         -
   Personal & Business
     Insurance                  66,248        635,538       322,199         -
   Medical Services             48,131      2,179,849       592,627         -
   Commercial                   46,658      1,232,685       211,771         -
                               -------      ---------     ---------   -------
     Total Fire and Marine     271,829      7,257,291     1,815,259         -
 Reinsurance                    40,318      1,912,028       192,861         -
 International                  12,211        254,110       101,050         -
                               -------      ---------     ---------   -------

     Total                    $324,358     $9,423,429    $2,109,170         -
                               =======      =========     =========   =======


1993
- ----

Property-Liability Insurance
Underwriting:
 Fire and Marine:
   Specialized Commercial     $106,584     $3,014,729    $  595,960         -
   Personal & Business
     Insurance                  66,048        648,343       312,128         -
   Medical Services             44,951      2,229,728       552,165         -
   Commercial                   38,738      1,295,976       171,899         -
                               -------      ---------     ---------   -------
     Total Fire and Marine     256,321      7,188,776     1,632,152         -
 Reinsurance                    29,177      1,812,517       161,178         -
 International                   9,362        183,898        82,305         -
                               -------      ---------     ---------   -------

     Total                    $294,860     $9,185,191    $1,875,635         -
                               =======      =========     =========   =======

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III- - SUPPLEMENTARY INSURANCE INFORMATION
                               (In thousands)

                                      Insurance
                                        losses  Amortization
                               Net     and loss  of policy     Other
                   Premiums  investment adjustment acquisition operating  Premiums
1994               earned     income   expenses   expenses    expenses  written
- ----              --------  ---------  ---------  ----------  --------  -------
Property-Liability
Underwriting:
Fire and Marine:
 Specialized
   Commercial   $1,015,397        -   $  764,760   $252,577   $ 89,477   $1,085,514
 Personal &
   Business
   Insurance       737,601        -      542,970    163,517     67,774      746,756
 Medical
   Services        638,413        -      369,571    109,517     38,848      689,716
 Commercial        380,356        -      278,464    112,656     43,666      418,542
                 ---------  -------     --------    -------    -------     --------
   Total Fire
    and Marine   2,771,767        -    1,955,765    638,267    239,765    2,940,528
Reinsurance        483,368        -      372,013     90,281     42,877      513,322
International      156,946        -      133,920     25,398     28,797      169,176
Net investment
 income                  - $674,818            -          -          -            -
Other                    -        -            -          -     64,127            -
                 ---------  -------    ---------    -------    -------    ---------
   Total        $3,412,081 $674,818   $2,461,698   $753,946   $375,566   $3,623,026
                 =========  =======    =========    =======    =======    =========

1993
- ----
Property-Liability
Insurance Underwriting:
Fire and Marine:
 Specialized
   Commercial   $1,011,439        -   $  751,406   $263,138   $ 91,570   $1,000,255
 Personal &
   Business
   Insurance       485,564        -      344,398     95,770     81,357      485,552
 Medical Services  688,980        -      389,483    122,323     48,777      710,281
 Commercial        418,635        -      311,688    144,606     19,721      379,827
                 --------- --------    ---------   --------    -------     --------
   Total Fire
    and Marine   2,604,618        -    1,796,975    625,837    241,425    2,575,915
Reinsurance        395,008        -      327,696     74,026     38,152      431,242
International      178,712        -      179,067     32,274     30,042      171,388
Net investment
 income                  - $646,396            -          -          -            -
Other                    -        -            -          -     53,211            -
                 ---------  -------    ---------    -------    -------    ---------
   Total        $3,178,338 $646,396   $2,303,738   $732,137   $362,830   $3,178,545
                 =========  =======    =========    =======    =======    =========

1992
- ----
Property-Liability
Insurance Underwriting:
Fire and Marine:
 Specialized
   Commercial   $1,050,936        -   $  868,570   $282,938   $ 77,583   $1,058,127
 Personal &
   Business
   Insurance       341,902        -      271,050     96,141     38,013      350,236
 Medical Services  722,172        -      403,990    134,442     40,471      712,021
 Commercial        541,109        -      457,756    173,497     34,455      499,172
                 ---------  -------    ---------    -------    -------    ---------
   Total Fire
    and Marine   2,656,119        -    2,001,366    687,018    190,522    2,619,556
Reinsurance        361,093        -      558,305     79,950     37,194      343,045
International      126,034        -      130,375     22,337     21,159      179,818
Net investment
 income                  - $642,301            -          -          -            -
Other                             -            -          -     61,525            -
                 ---------  -------    ---------    -------    -------    ---------
   Total        $3,143,246 $642,301   $2,690,046   $789,305   $310,400   $3,142,419
                 =========  =======    =========    =======    =======    =========


                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                          SCHEDULE IV - REINSURANCE
                Years Ended December 31, 1994, 1993 and 1992
                               (In thousands)



                                                               Percentage
Property-liability             Ceded to   Assumed               of amount
insurance           Gross       other    from other    Net     assumed to
premiums earned:   amount     companies  companies   amount        net
- -----------------  ------     ---------  ---------   ------    ----------

   1994          $3,296,215    594,121     709,987  3,412,081       20.8%
                  =========    =======     =======  =========



   1993          $3,021,203    523,491     680,626  3,178,338       21.4%
                  =========    =======     =======  =========



   1992          $3,027,243    545,502     661,505  3,143,246       21.0%
                  =========    =======     =======  =========

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 1994, 1993 and 1992
                               (In thousands)


                                       Additions
                                  --------------------
                       Balance at Charged to Charged to              Balance
                        beginning  costs and   other                 at end
Description              of year   expenses   accounts Deductions(1) of year
- -----------             ---------  --------   -------- -----------   ------
1994
- ----
Real estate valuation
 adjustment               $10,000     10,000         -         -    20,000
                          =======     ======     =====    ======    ======
Allowance for uncollectible:
 Agency loans             $ 4,750          -         -     3,086     1,664
                          =======     ======     =====    ======    ======
 Premiums receivable from:
  Underwriting activities $22,218      2,373         -     3,653    20,938
                          =======     ======     =====    ======    ======
  Brokerage activities    $19,069        820         -       360    19,529
                          =======     ======     =====    ======    ======
 Reinsurance              $26,202        492         -       871    25,823
                          =======     ======     =====    ======    ======
1993
- ----
Real estate valuation
 adjustment               $     -     10,000         -         -    10,000
                          =======     ======     =====    ======    ======
Allowance for uncollectible:
 Agency loans             $ 5,000      3,000         -     3,250     4,750
                          =======     ======     =====    ======    ======
 Premiums receivable from:
  Underwriting activities $ 7,314     15,972         -     1,068    22,218
                          =======     ======     =====    ======    ======
  Brokerage activities    $18,771      1,637         -     1,339    19,069
                          =======     ======     =====    ======    ======
 Reinsurance              $32,768      2,947         -     9,513    26,202
                          =======     ======     =====    ======    ======

1992
- ----
Oil and gas valuation
 adjustment for ceiling
 test write-down          $65,636          -         -    65,636         -
                          =======     ======     =====    ======   =======
Allowance for uncollectible:
 Agency loans             $ 5,000          -         -         -     5,000
                          =======     ======     =====    ======   =======
 Premiums receivable from:
  Underwriting activities $12,344      2,496         -     7,526     7,314
                          =======     ======     =====    ======   =======
  Brokerage activities    $20,843      1,992         -     4,064    18,771
                          =======     ======     =====    ======   =======
 Reinsurance              $13,708     21,508         -     2,448    32,768
                          =======     ======     =====    ======   =======



(1)Deductions include write-offs of amounts determined to be uncollectible and unrealized foreign exchange gains and losses.

                               EXHIBIT INDEX*
                              --------------                     How
Exhibit                                                          Filed
- -------                                                          -----
(2) Plan of acquisition, reorganization, arrangement,
    liquidation, or succession**..................................
(3) Articles of incorporation and by-laws***......................
(4) Instruments defining the rights of security holders,
    including indentures
    (a) Specimen Common Stock Certificate***......................
    (b) Shareholder Protection Rights Agreement***................
(9) Voting trust agreements**.....................................
(10) Material contracts
    (a) The Directors' Charitable Award Program...................(1)
    (b) Compensation Arrangement with  Mr. Nicholas M. Brown Jr...(1)
    (c) Relocation Loan Payback Agreement with Mr. James F. Duffy.(1)
    (d) Pension Service Agreement with Mr. Andrew I. Douglass.....(1)
    (e) 1994 Stock Incentive Plan***..............................
    (f) 1994 Annual Incentive Plan***.............................
    (g) Long-Term Incentive Plan***...............................
    (h) Non-Employee Director Stock Retainer Plan***..............
    (i) Outside Directors' Retirement Plan***.....................
    (j) Amended 1988 Stock Option Plan***.........................
    (k) Restricted Stock Award Plan***............................
    (l) Benefit Equalization Plan***..............................
    (m) Special Severance Policy***...............................
    (n) Deferred Management Incentive Awards Agreement
     - Prime Rate*** .............................................
    (o) Deferred Management Incentive Awards Agreement
     - Phantom Stock***. .........................................
    (p) Directors' Deferred Compensation Agreement
     - Prime Rate*** .............................................
    (q) Directors' Deferred Compensation Agreement
     - Phantom Stock***. .........................................
    (r) Alternative Long-Term Incentive Plan***...................
    (s) Annual Incentive Plan***..................................
    (t) Executive Post-Retirement Life Insurance Plan***..........
    (u) Executive Excess Long-Term Disability Plan***.............
 (11) Statement re computation of per share earnings..............(1)
 (12) Statement re computation of ratios..........................(1)
 (13) Annual report to security holders...........................(1)
 (16) Letter re change in certifying accountant**.................
 (18) Letter re change in accounting principles**.................
 (21) Subsidiaries of the Registrant..............................(1)
 (22) Published report regarding matters submitted to vote
    of security holders**.........................................
 (23) Consents of experts and counsel.............................(1)
 (24) Power of attorney ..........................................(1)
 (27) Financial data schedule ....................................(1)
 (28) Information from reports furnished to state insurance
    regulatory authorities........................................ P
 (99) Additional exhibits**.......................................

* The exhibits are included only w ith the copies of this report that are filed with the Securities and Exchange Commission. However, copies of the exhibits may be obtained from The St. Paul for a reasonable fee by writing to the Corporate
   Secretary,  The  St.  Paul  Companies,  Inc.,  385   Washington
   Street, St. Paul, Minnesota 55102.

** These items are not applicable.

***These items are incorporated by reference as described in Item
   14(a)(3) of this report.

(1)  Filed electronically.

 P Filed on paper under cover of Form SE pursuant to Rule 311(c) of Regulation S-T.