Form 10-Q
period 1995-03-31
ST PAUL COMPANIES INC /MN/
filed 1995-05-12
CIK 86312

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
     (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the quarterly period ended           March 31, 1995
                                   ------------------------------------------

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
- ----------------------------------------------------------------------------
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at May 10, 1995, was 84,394,400.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income, (Unaudited),
         Three Months Ended March 31, 1995 and 1994          3


     Consolidated Balance Sheets, March 31, 1995
         (Unaudited) and December 31, 1994                   4


     Consolidated Statements of Common Shareholders'
         Equity, Three Months Ended March 31, 1995
         (Unaudited) and Twelve Months Ended                 6
         December 31, 1994

     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 1995 and 1994          7


     Notes to Consolidated Financial Statements
         (Unaudited)                                         8


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         14



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  22

     Signatures                                             24

EXHIBIT INDEX                                               25

                        PART I FINANCIAL INFORMATION
             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                               (In thousands)
                                                  Three Months Ended
                                                       March 31
                                               -----------------------
                                                  1995         1994
                                                  ----         ----
Revenues:
 Premiums earned                               $946,070      845,402
 Net investment income                          186,389      168,408
 Insurance brokerage fees and commissions        67,061       66,450
 Investment banking-asset management             53,616       53,598
 Realized investment gains                        2,977       21,783
 Other                                           11,346        8,134
                                              ---------    ---------
  Total revenues                              1,267,459    1,163,775
                                              ---------    ---------
Expenses:
 Insurance losses and loss adjustment expenses  680,439      667,688
 Policy acquisition expenses                    207,694      191,351
 Operating and administrative                   231,180      222,733
                                              ---------    ---------
  Total expenses                              1,119,313    1,081,772
                                              ---------    ---------
  Income before income taxes                    148,146       82,003

Income tax expense (benefit):
 Federal current                                 47,068       20,698
 Other                                           (9,518)      (3,132)
                                              ---------    ---------
   Total income tax expense                      37,550       17,566
                                              ---------    ---------
   Net income                                  $110,596       64,437
                                              =========    =========
Earnings per common share:
   Primary                                        $1.27         0.73
                                              =========    =========
   Fully diluted                                  $1.23         0.71
                                              =========    =========
Dividends declared on common stock                $0.40        0.375
                                              =========    =========
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In thousands)

                                                March 31,    December 31,
ASSETS                                             1995          1994
- ------                                          ----------    ----------
                                               (Unaudited)
Investments:
 Fixed maturities, at estimated market value   $9,066,702     8,828,684
 Real estate, at cost less accumulated
   depreciation of $63,155 (1994; $60,234)        613,867       528,144
 Equities, at estimated market value              588,355       531,042
 Venture capital, at estimated market value       332,712       330,032
 Other investments                                 46,691        46,539
 Short-term investments, at cost                1,038,185       898,081
                                               ----------    ----------
     Total investments                         11,686,512    11,162,522
Cash                                               36,101        46,664
Investment banking inventory securities           136,749       148,031
Reinsurance recoverables:
 Unpaid losses                                  1,543,677     1,533,250
 Paid losses                                      106,650        88,900
Receivables:
 Underwriting premiums                          1,046,903     1,107,788
 Insurance brokerage activities                   672,379       891,823
 Interest and dividends                           185,271       182,938
 Other                                             80,646        88,657
Deferred policy acquisition expenses              320,388       324,358
Ceded unearned premiums                           248,426       255,687
Deferred income taxes                             697,417       790,508
Office properties and equipment, at cost less
 accumulated depreciation of $248,595
 (1994; $243,945)                                 475,030       477,570
Goodwill                                          281,332       279,308
Other assets                                      134,518       117,816
                                               ----------    ----------
     Total assets                             $17,651,999    17,495,820
                                               ==========    ==========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                            (In thousands)

                                                 March 31,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1995        1994
- ------------------------------------           ------------ -----------
                                                (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses            $9,555,780  9,423,429
 Unearned premiums                               2,071,324  2,109,170
                                                ---------- ----------
   Total insurance reserves                     11,627,104 11,532,599
Debt                                               628,178    622,624
Payables:
 Insurance brokerage activities                    988,417  1,191,089
 Income taxes                                      223,520    183,659
 Reinsurance premiums                              166,320    155,833
 Accrued expenses and other                        552,599    600,211
Other liabilities                                  448,940    472,336
                                                ---------- ----------
   Total liabilities                            14,635,078 14,758,351
                                                ---------- ----------
Series B convertible preferred stock;
  1,450 shares authorized; 1,010 shares
  outstanding (1,012 shares in 1994)               145,709    146,102
Guaranteed obligation - PSOP                      (137,589)  (141,567)
                                                ---------- ----------
   Net convertible preferred stock                   8,120      4,535
                                                ---------- ----------
Common Shareholders' Equity:
Common stock, 240,000 shares authorized;
 84,341 shares outstanding (84,202 shares in 1994) 449,863    445,222
Retained earnings                                2,436,682  2,362,286
Guaranteed obligation - ESOP                       (40,627)   (44,410)
Unrealized appreciation of investments             199,908     13,948
Unrealized loss on foreign currency translation    (37,025)   (44,112)
                                                ---------- ----------
   Total common shareholders' equity             3,008,801  2,732,934
                                                ---------- ----------
   Total liabilities, preferred stock
     and common shareholders' equity           $17,651,999 17,495,820
                                                ========== ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Common Shareholders' Equity
                              (In thousands)
                                                   Three       Twelve
                                                Months EndedMonths Ended
                                                  March 31  December 31
                                                ------------------------
                                                    1995        1994
                                                    ----        ----
                                               (Unaudited)
Common stock:
  Beginning of period                            $445,222     438,559
  Stock issued under stock option
    and other incentive plans                       4,696      11,130
  Reacquired common shares                            (55)     (4,467)
                                                ---------   ---------
    End of period                                 449,863     445,222
                                                ---------   ---------

Retained earnings:
  Beginning of period                           2,362,286   2,082,832
  Net income                                      110,596     442,828
  Dividends declared on common stock              (33,484)   (124,921)
  Dividends declared
    on preferred stock, net of taxes               (2,146)     (8,448)
  Reacquired common shares                           (570)    (30,005)
                                                ---------   ---------
    End of period                               2,436,682   2,362,286
                                                ---------   ---------

Guaranteed obligation - ESOP:
  Beginning of period                             (44,410)    (56,005)
  Principal payments                                3,783      11,595
                                                ---------   ---------
    End of period                                 (40,627)    (44,410)
                                                ---------   ---------

Unrealized appreciation of investments, net of taxes:
  Beginning of period                              13,948     588,844
  Change during the period                        185,960    (574,896)
                                                ---------   ---------
    End of period                                 199,908      13,948
                                                ---------   ---------

Unrealized loss on foreign currency
 translation, net of taxes:
  Beginning of period                             (44,112)    (49,102)
  Change during the period                          7,087       4,990
                                                ---------   ---------
    End of period                                 (37,025)    (44,112)
                                                ---------   ---------

    Total common shareholders' equity          $3,008,801   2,732,934
                                                =========   =========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                      Three Months Ended
                                                           March 31
                                                   -----------------------
                                                       1995       1994
                                                      ------     ------
OPERATING ACTIVITIES
Underwriting:
 Net income                                        $123,472     71,126
 Adjustments:
   Change in net insurance reserves                  85,445     88,808
   Change in underwriting premiums receivable        46,237     38,556
   Provision for deferred taxes                     (14,557)    (6,250)
   Realized gains                                    (1,551)   (19,202)
   Other                                            (36,842)    37,768
                                                  ---------  ---------
    Total underwriting                              202,204    210,806
                                                  ---------  ---------
Insurance brokerage:
 Net loss                                           (16,061)   (11,194)
 Adjustments:
   Change in premium balances                        12,750     22,773
   Change in accounts payable and accrued expenses  (21,994)   (18,799)
   Depreciation and goodwill amortization             5,988      4,545
   Other                                             18,949     (9,342)
                                                  ---------  ---------
    Total insurance brokerage                          (368)   (12,017)
                                                  ---------  ---------
Investment banking-asset management:
 Net income                                          12,011     10,728
 Adjustments:
   Change in inventory securities                    11,282     56,293
   Change in short-term investments                 (45,854)    (2,990)
   Change in open security transactions               6,260     17,461
   Change in short-term borrowings                        -    (80,383)
   Other                                             29,871     25,245
                                                  ---------  ---------
    Total investment banking-asset management        13,570     26,354
                                                  ---------  ---------
Parent company and consolidating eliminations:
 Net loss                                            (8,826)    (6,223)
 Realized gains                                      (1,426)    (2,581)
 Adjustments                                         21,822      4,745
                                                  ---------  ---------
    Total parent company and
       consoldating eliminations                     11,570     (4,059)
                                                  ---------  ---------
    Net cash provided by operating activities       226,976    221,084
                                                  ---------  ---------
INVESTING ACTIVITIES
Purchases of investments                           (505,862)  (518,789)
Sales and maturities of investments                 406,841    391,649
Change in short-term investments                    (93,817)    31,416
Change in open security transactions                 (9,999)   (55,788)
Net purchases of office properties and equipment    (10,776)    (9,846)
Other                                                 2,102    (16,029)
                                                  ---------  ---------
    Net cash used in investing activities          (211,511)  (177,387)
                                                  ---------  ---------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock        (34,517)   (32,632)
Proceeds from issuance of debt                        9,139     28,528
Reacquired common shares                               (497)   (29,245)
Other                                                  (273)   (14,681)
                                                  ---------  ---------
    Net cash used in financing activities           (26,148)   (48,030)
                                                  ---------  ---------
Effect of exchange rate changes on cash                 120       (909)
                                                  ---------  ---------
    Decrease in cash                                (10,563)    (5,242)
Cash at beginning of period                          46,664     25,420
                                                  ---------  ---------
    Cash at end of period                           $36,101     20,178
                                                  =========  =========
See notes to consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
March 31, 1995

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

Reference should be made to the "Notes to Consolidated Financial Statements" on pages 45 to 60 of the Registrant's annual report to shareholders for the year ended December 31, 1994. The amounts in those notes have not changed except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some figures in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net income or common shareholders' equity, as previously reported.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings Per Share
- --------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding.

                                                 Three Months Ended
                                                      March 31
                                                 ------------------
                                                    1995     1994
                                                   ------   ------
                                                   (In thousands)
PRIMARY
Net income, as reported                          $110,596   64,437
Preferred dividends declared (net of taxes)        (2,146)  (2,109)
                                                  -------   ------
   Net income, as adjusted                       $108,450   62,328
                                                  =======  =======

FULLY DILUTED
Net income, as reported                          $110,596   64,437
Additional PSOP expense (net of taxes)
 due to assumed conversion of preferred stock        (874)    (950)
                                                  -------  -------
   Net income, as adjusted                       $109,722   63,487
                                                  =======  =======
ADJUSTED AVERAGE COMMON SHARES OUTSTANDING
Primary                                            85,191   85,017
                                                  =======  =======
Fully diluted                                      89,321   89,124
                                                  =======  =======


Adjusted average common shares outstanding include the common and common equivalent shares outstanding for the period and, for fully diluted EPS, common shares that would be issuable upon conversion of preferred stock.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
- -------------------
A summary of investment transactions is presented below.

                                   Three Months Ended March 31
                                  ------------------------------
                                        1995          1994
                                       ------        ------
                                           (In thousands)
Purchases:
  Fixed maturities                  $233,719        305,417
  Equities                           169,040        151,408
  Real estate                         92,588         22,638
  Venture capital                      9,705         31,976
  Other investments                      810          7,350
                                    --------      ---------
    Total purchases                  505,862        518,789
                                    --------      ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                             21,541         27,056
    Maturities and redemptions       222,294        156,789
  Equities                           151,470        187,787
  Real estate                            236              -
  Venture capital                      9,494         10,971
  Other investments                    1,806          9,046
                                    --------      ---------
    Total sales and maturities       406,841        391,649
                                    --------      ---------
    Net purchases                   $ 99,021        127,140
                                    ========      =========

The increase (decrease) in unrealized appreciation of investments was as follows:

                              Three Months Ended Twelve Months Ended
                                March 31, 1995    December 31, 1994
                              ------------------ -------------------
                                            (In thousands)

Fixed maturities                  $249,446            (847,554)
Equities                            36,427             (30,106)
Venture capital                      1,415              (4,064)
                                  --------             -------
  Total change in pretax
     unrealized appreciation       287,288            (881,724)

Increase (decrease) in
  deferred tax asset              (101,328)            306,828
                                  --------             -------
  Total change in unrealized
     appreciation, net of taxes   $185,960            (574,896)
                                  ========             =======

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $412 million at March 31, 1995, and $385 million at December 31, 1994.


Note 4  Income Taxes
- --------------------

The components of income tax expense are as follows:

                                Three Months Ended
                                     March 31
                               -------------------
                                  1995      1994
                                 ------    ------
                                  (In thousands)

Federal current tax expense     $47,068   20,698
Federal deferred tax benefit    (13,621)  (6,069)
                                 ------   ------
 Total federal income
   tax expense                   33,447   14,629
Foreign income taxes              2,870    1,797
State income taxes                1,233    1,140
                                 ------   ------
 Total income tax expense       $37,550   17,566
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

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental Pollution and Asbestos Claims" in
Management's Discussion and Analysis for information on these claims.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


Note 6  Debt
- ------------

Debt consists of the following:
                               March 31,      December 31,
                                  1995            1994
                           ---------------------------------
- --
                              Book    Fair     Book   Fair
                             Value   Value    Value  Value
                             -----   -----    -----  -----
                                      (In thousands)

  Commercial paper         $284,119 284,119 275,635 275,635
  Medium-term notes         204,434 196,500 204,433 189,400
  9 3/8% notes               99,974 104,300  99,971 102,800
  Guaranteed ESOP debt       33,334  34,700  36,112  37,200
  Pound sterling loan notes   6,317   6,317   6,473   6,473
                            ------- ------- ------- -------

     Total debt            $628,178 625,936 622,624 611,508
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

The company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, the company will pay these amounts. The company has established allowances for possible nonpayment of amounts due to it.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                Three Months Ended
                                     March 31
                              --------------------
                                 1995      1994
                                ------   ------
                                    (In thousands)
Premiums written:
 Direct                       $804,202   764,593
 Assumed                       218,514   162,624
 Ceded                        (106,353) (122,646)
                               -------   -------
 Net premiums written         $916,363   804,571
                               =======   =======

Premiums earned:
 Direct                       $865,582   792,615
 Assumed                       194,189   167,207
 Ceded                        (113,701) (114,420)
                               -------   -------
 Net premiums earned          $946,070   845,402
                               =======   =======

Insurance losses and loss
 adjustment expenses:
 Direct                       $575,550   543,212
 Assumed                       204,732   176,167
 Ceded                         (99,843)  (51,691)
                               -------   -------
 Net insurance losses and
   loss adjustment expenses   $680,439   667,688
                               =======   =======

Note 8  Subsequent Event
- ------------------------

On May 10, 1995, the company announced the sale, through St. Paul Capital L.L.C., of
4,140,000 convertible monthly income preferred securities bearing a dividend rate of 6% The company directly or indirectly owns all of the common securities of St. Paul Capital L.L.C., which was formed for the purpose of issuing these preferred securities and investing the proceeds in convertible subordinated debentures of the company. Gross proceeds from the sale, which is expected to close on May 16, 1995, will be $207 million. Each preferred security carries a liquidation preference of $50 and is convertible into 0.8475 shares of the company's common stock (equivalent to a conversion price of $59 per common share). The securities are noncallable for four years.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 1995

Consolidated Results
- --------------------
Pretax earnings in the first quarter of 1995 were $148 million, significantly higher than 1994 first quarter earnings of $82 million. The improvement over 1994 occurred in the underwriting segment and was largely due to a $74 million decline in pretax catastrophe losses. The company's insurance brokerage operation posted a first quarter pretax loss of $15 million, $6 million worse than the comparable loss in 1994. Investment banking-asset management earnings increased slightly over those in the first quarter of 1994. Net income for the first quarter totaled $111 million, or $1.23 per share, compared with net income of $64 million, or $0.71 per share in the first quarter of 1994.

Consolidated revenues of $1.27 billion for the quarter were over $100 million higher than 1994 revenues of $1.16 billion. An increase in insurance premiums earned was the primary factor in the growth over 1994.

Results by Segment
- ------------------

Pretax results by industry segment were as follows (in
millions):
                                       Three Months Ended
                                            March 31
                                      --------------------
                                         1995     1994
Pretax income (loss):                    ----     ----
 Underwriting:
  GAAP underwriting result               $(15)     (83)
  Net investment income                   178      165
  Realized investment gains                 2       19
  Other                                    (5)     (12)
                                          ---      ---
    Total underwriting                    160       89
 Insurance brokerage                      (15)      (9)
 Investment banking-asset management       19       17
 Parent and other                         (16)     (15)
                                          ---      ---
    Income before income taxes           $148       82
                                          ===      ===

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
- ------------
First quarter pretax earnings of $160 million in the underwriting segment represented a significant improvement over 1994 earnings of $89 million, primarily due to a decrease in catastrophe losses.

The following summarizes key financial results by underwriting operation:
                                          Three Months
                           % of 1995     Ended March 31
                            Written   -------------------
($ in Millions)             Premiums     1995      1994
- ---------------            ---------    -----      ----

Specialized Commercial:
 Written Premiums             31%        $284       263
 Underwriting Result                     $(20)      (34)
 Combined Ratio                         106.7     110.4

Personal Insurance:
 Written Premiums             16%        $151       144
 Underwriting Result                      $(7)      (11)
 Combined Ratio                         104.5     107.5

Commercial:
 Written Premiums             16%        $146       121
 Underwriting Result                      $(4)      (34)
 Combined Ratio                         102.6     128.1

Medical Services:
 Written Premiums             15%        $136       165
 Underwriting Result                      $26        34
 Combined Ratio                          85.2      80.5
                             ----       -----     -----
 Total St. Paul Fire and Marine:
  Written Premiums            78%        $717       693
  Underwriting Result                     $(5)      (45)
  Combined Ratio                        101.1     105.6

Reinsurance:
 Written Premiums             17%        $156        82
 Underwriting Result                      $(5)      (29)
 Combined Ratio                         104.5     134.3

International:
 Written Premiums              5%        $ 43        30
 Underwriting Result                      $(5)       (9)
 Combined Ratio                         113.5     128.9
                             ----       -----     -----
Total:
 Written Premiums            100%        $916       805
 GAAP Underwriting Result                $(15)      (83)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio             71.9      79.0
 Underwriting Expense Ratio              30.4      31.2
                                        -----     -----
 Combined Ratio                         102.3     110.2
                                        =====     =====
 Combined Ratio Incl.
  Policyholders' Dividends              102.4     110.2
                                        =====     =====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

In the first quarter of 1995, the commercial underwriting operations of the company's business center previously known as St. Paul Personal & Business Insurance were transferred to the Commercial business center. The company's Personal Insurance business center, as renamed, now consists exclusively of personal insurance coverages for individuals. Amounts for 1994 have been reclassified to conform to the 1995 presentation.

First quarter written premiums of $916 million increased 14% over comparable 1994 premiums of $805 million. All underwriting operations except Medical Services experienced premium growth over 1994. Reinsurance volume of $156 million in the quarter was nearly double the comparable 1994 total, primarily due to favorable market conditions, additions of business resulting from the company's October 1994 acquisition of a book of property-liability reinsurance business from a subsidiary of CIGNA Corporation and a change in estimated premiums in the first quarter of 1994 made in the ordinary course of business. Commercial volume grew 21% over the first quarter of 1994, driven by new business in several classes of commercial coverages. Medical Services volume declined 18% from the first quarter of 1994, due primarily to a 1994 change in policy terms from six months to one year for much of the physicians and surgeons segment of the business.

The first quarter GAAP underwriting loss was $15 million, compared with a loss of $83 million in the first quarter of 1994. Catastrophe losses stemming from the California earthquake and East Coast winter storms were the dominant factor in the first quarter 1994 underwriting loss. Total pretax catastrophe losses in 1995 were $16 million, compared with losses of $90 million in 1994's first quarter. Key factors in the change in underwriting results from 1994 were as follows:

     -  Commercial - $30 million better than 1994 -
        Favorable current year loss experience, driven by a decline in catastrophe losses and reduced expenses, contributed to the improvement over 1994.

     - Reinsurance - $24 million better than 1994 - A $26 million decline in catastrophe losses accounted for the improvement over 1994.

     -  Specialized Commercial - $14 million better than
        1994 - The improvement over 1994 resulted from a decline in catastrophe losses and reduced involuntary costs, which more than offset deterioration in insurance pool results.

     -  Medical Services - $8 million worse than 1994 -
        While still performing strongly, the extent of favorable prior year loss development was not as great as in the first quarter of 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

First quarter pretax investment income in the underwriting segment was $178 million, 8% higher than first quarter 1994 investment income of $165 million. Total fixed maturity investments in the segment have grown by nearly $390 million in the last twelve months, primarily due to strong cash flows from operations. The average yield on taxable fixed maturities purchased in the first quarter was 8.5%, compared with 6.4% in the first quarter of 1994. Fixed maturities purchased in the first quarter were predominantly taxable securities. Taxable securities comprised 48% of the total Underwriting investment portfolio at March 31, 1995.
The weighted average pretax yield on the underwriting fixed maturities portfolio at March 31, 1995 was 7.4%, and approximately 95% of that portfolio is rated at investment grade levels (BBB or better).

Environmental Pollution and Asbestos Claims
- -------------------------------------------

The company's underwriting operations continue to receive claims under policies written many years ago alleging injuries from environmental pollution or alleging covered property damages for the cost to clean up polluted sites. The company has also received asbestos claims arising out of product liability coverages under general liability policies. Significant legal issues, primarily pertaining to issues of coverage, exist with regard to the company's alleged liability for both pollution and asbestos claims.
In the company's opinion, court decisions in certain jurisdictions have tended to expand insurance coverage beyond the intent of the original policies.

The company's ultimate liability for pollution claims is extremely difficult to estimate. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate the company's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site, and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of a pollution claim. Estimating the ultimate liability for asbestos claims is equally difficult. The primary factors influencing the estimate of the total cost of these claims are case law and a history of prior claim development, both of which are still developing.

Because of the significant uncertainties associated with pollution and asbestos claims, and the likelihood that they will not be resolved in the near future, the company is unable to estimate its ultimate exposure to these claims and cannot quantify a range of reasonably possible losses in addition to recorded reserves. Consequently, the company's results of operations in future periods may be materially impacted by these claims. However, the company believes it is unlikely that such claims will materially impact its financial position or liquidity.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Prior to 1994, the company made no specific allocation for pollution or asbestos claims of its IBNR (incurred but not reported) reserves, but rather identified reserves only for reported claims (case reserves). In the third quarter of 1994, the company specifically allocated for pollution and asbestos claims a portion of previously established IBNR reserves.

The following table represents a reconciliation of total gross and net pollution reserve development for the three months ended March 31, 1995, and each of the years in the three-year period ended Dec. 31, 1994. Amounts in the "net" column are reduced by reinsurance.

                        1995         1994        1993         1992
Pollution              (three        ----        ----         ----
- ---------             months)
                    -----------
(in millions)       Gross   Net  Gross   Net  Gross  Net   Gross  Net
                    -----   ---  -----   ---  -----  ---   -----  ---
Beginning reserves   $275   200    105    73     88   62      76   55
Incurred losses         8     9     71    56     32   22      30   20
IBNR allocation         -     -    132    95      -    -       -    -
Paid losses            (8)   (7)   (33)  (24)   (15) (11)    (18) (13)
                      ---   ---    ---   ---    ---  ---     ---  ---
Ending reserves      $275   202    275   200    105   73      88   62
                      ===   ===    ===   ===    ===  ===     ===  ===

At March 31, 1995, approximately 70% of the company's total gross pollution reserves represented reserves for claims on direct business written in the United States by St. Paul Fire and Marine. The balance of the company's pollution reserves consisted of estimated losses on reinsurance it has assumed.

Many significant pollution claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago, a time frame during which Fire and Marine's commercial book of business was largely composed of small- to medium-sized businesses without significant exposure to pollution liability. In addition, the company believes that its current mix of domestic commercial business carries a relatively low risk of significant pollution liability. Finally, since 1970, the company's Commercial General Liability policy form has included a specific pollution exclusion, and, since 1986, the industry standard absolute pollution exclusion.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The following table represents a reconciliation of total
gross and net reserve development for asbestos claims for
the three months ended    March 31, 1995, and each of the
years in the three-year period ended Dec. 31, 1994:

                        1995         1994        1993         1992
Asbestos               (three        ----        ----         ----
- --------              months)
                    -----------
(in millions)       Gross   Net  Gross   Net  Gross  Net   Gross  Net
                    -----   ---  -----   ---  -----  ---   -----  ---
Beginning reserves   $185   145     62    48     70   54      65   54
Incurred losses         9     8     13    14     17   15      25   17
IBNR allocation         -     -    127    95      -    -       -    -
Paid losses            (6)   (5)   (17)  (12)   (25) (21)    (20) (17)
                      ---   ---    ---   ---    ---  ---     ---  ---
Ending reserves      $188   148    185   145     62   48      70   54
                      ===   ===    ===   ===    ===  ===     ===  ===


Most of the asbestos claims the company has received pertain to policies written prior to 1986. Since 1986, the company's Commercial General Liability policy has used the industry standard absolute pollution exclusion, which the company believes applies to asbestos claims.

Total gross pollution and asbestos reserves at March 31, 1995, of $463 million represented approximately 5% of gross consolidated reserves of $9.6 billion.

Insurance Brokerage
- -------------------

The insurance brokerage segment (Minet) posted a pretax loss of $15 million for the quarter, compared with a loss of $9 million in 1994. Brokerage fees and commissions were virtually level with the first quarter of 1994; however, total expenses increased by $7 million in 1995. Salary and related expenses increased $5 million over the first quarter of 1994, primarily due to Minet's ongoing effort to develop new business opportunities through the expansion of its specialty broker staff. The worldwide insurance brokerage market continues to be sluggish, hindering Minet's ability to improve its results.

Investment Banking-Asset Management
- -----------------------------------

The company's portion of pretax earnings from The John
Nuveen Company (Nuveen) was $19 million in the first quarter of 1995, compared with $17 million in the first quarter of 1994. The company holds a 77% interest in Nuveen.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

After a year characterized by extremely difficult market conditions brought about by frequent interest rate hikes, the municipal bond market stabilized in the first quarter orf 1995, and Nuveen's results improved slightly over the comparable period of 1994. Nuveen's underwriting and distribution revenues increased sharply over the first quarter of 1994, primarily due to inventory positioning profits resulting from the more favorable market conditions in 1995. Management fees earned from investment advisory services provided on assets under Nuveen's management declined slightly from the comparable period of 1994, but assets under management of $31.2 billion grew by $1.5 billion since year-end 1994, primarily due to an increase in the underlying value of fund investments. Unit investment trust (UIT) sales in the quarter increased 8% over the first quarter of 1994 as tax-free investment vehicles once again became attractive in the less turbulent interest rate environment prevalent in the first quarter of 1995.

Capital Resources
- -----------------

Common shareholders' equity of $3.0 billion at March 31, 1995 was 10% higher than year-end 1994 equity of $2.7 billion. The increase was driven by the company's strong earnings and a first quarter bond market rally which favorably impacted the market value of the company's fixed maturities investment portfolio. The unrealized appreciation of that portfolio increased $161 million (net of taxes) in the first quarter. Total debt outstanding at quarter-end of $628 million was nearly level with year-end
1994. However, the ratio of total debt to total capitalization dropped from 19% at year-end to 17% at March
31, 1995 due to the increase in shareholders' equity.

On May 10, 1995, the company announced the sale of 4,140,000 shares of convertible monthly income preferred securities (MIPS). The transaction is expected to close on May 16. The gross proceeds of $207 million will be used for general corporate purposes, which may include possible acquisitions and the reduction of outstanding commercial paper.

The company anticipates that any major capital expenditures during the remainder of 1995 would involve acquisitions of existing businesses; there are no major capital improvements planned for 1995.

The company's ratio of earnings to fixed charges was 9.49 for the first three months of 1995, compared with 5.69 for the same period of 1994. The company's ratio of earnings to combined fixed charges and preferred stock dividends was
5.697.53 for the first three months of 1995, compared with
4.51 for the same period of 1994. Fixed charges consist of interest expense and one-third of rental expense, which is considered to be representative of an interest factor.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Liquidity
- ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the short- and long-term cash requirements of its business segments. Net cash provided by operations was $227 million in the first three months of 1995, compared to $221 million in 1994. The increase over 1994 was primarily due to improved cash flows in the brokerage segment. The company's consolidated liquidity position remains strong due to thate underwriting segment's cash flows from underwriting and investment activities.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
         The information set forth in Note 5 to the consolidated financial statements included in Part
         I of this report is incorporated herein by reference.

         In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC (LUI) suspended underwriting new insurance business. At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation. The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May 1992 but has now also been placed in provisional insolvent liquidation. Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers. The company's insurance brokerage operation, Minet, had brokered business to and from Weavers for many years. From 1973 through 1980, the company's UK-based underwriting operations had accepted business from Weavers. In its Form 10-K for the year ended Dec. 31, 1994, the company had reported that its wholly-owned subsidiary, St. Paul International Insurance Company Limited (SPI), was a defendant in proceedings brought in the English courts in 1987 by Milano Assicurazioni SPA to challenge the validity of certain reinsurance contracts relating to the Weavers pool, of which SPI was a member. Those proceedings have been settled. Certain other insurers are seeking to avoid liability on certain of the reinsurance contracts relating to the Weavers pool through legal proceedings currently pending in London. SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts. Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers. The proceedings are being vigorously contested by the company, and it recognizes that the final outcome of these proceedings, if adverse to the company, may materially impact the results of operations in the period in which that outcome occurs, but believes it will not have a materially adverse effect on its liquidity or overall financial position.

Item 2.   Changes in Securities.
         Not applicable.

Item 3.   Defaults Upon Senior Securities.
         Not applicable.

Item 4.   Submission of Matters to a Vote of Security
Holders.
        The Registrant's annual shareholders' meeting was held on May 2, 1995.

         (1) All thirteen persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All thirteen nominees were elected by the following votes:

                                     In favor   Withheld
                                     --------   --------
            Michael R. Bonsignore  75,768,036     74,384
            John H. Dasburg        75,749,996     92,424
            W. John Driscoll       75,745,908     96,512
            Pierson M. Grieve      75,750,476     91,944
            Ronald James           75,770,746     71,674
            William H. Kling       75,761,685     80,735
            Douglas W. Leatherdale 75,762,659     79,761
            Bruce K. MacLaury      75,767,747     74,673
            Ian A. Martin          75,768,802     73,618
            Glen D. Nelson         75,766,970     75,450
            Anita M. Pampusch      75,765,046     77,374
            Gordon M. Sprenger     75,760,951     81,469
            Patrick A. Thiele      75,768,596     73,824

        (2)By a vote of 75,540,942 in favor, 125,296
            against and 176,182 abstaining, the
            shareholders ratified the selection of KPMG
            Peat Marwick LLP as the independent auditors for the Registrant.

Item 5.   Other Information.
         Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

         (b) Reports on Form 8-K.

               1)   The Registrant filed a Form 8-K Current
               Report dated January 26, 1995, pertaining to the Registrant's press release of fourth quarter 1994 financial results.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  May 11, 1995                 By  /s/ Bruce A. Backberg
                                        ---------------------
                                        Bruce A. Backberg
                                        Vice President
                                        and Corporate Secretary
                                        (Authorized Signatory)


Date:  May 11, 1995                 By  /s/ Howard E. Dalton
                                        --------------------
                                        Howard E. Dalton
                                        Senior Vice President
                                        Chief Accounting Officer

                        EXHIBIT INDEX
                        -------------

Exhibit                                                           How
- -------                                                          Filed
                                                                 -----
(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..............................

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

  (1)   Filed electronically under Operational EDGAR Program.