Form 10-Q
period 1995-06-30
ST PAUL COMPANIES INC /MN/
filed 1995-08-10
CIK 86312

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        X   OF THE SECURITIES EXCHANGE ACT OF 1934
      ----

     For the quarterly period ended     June 30, 1995
                                       --------------

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

The number of shares of the Registrant's Common Stock, without par value, outstanding at August 8, 1995, was 84,538,776.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income (Unaudited), Three
  and Six Months Ended June 30, 1995 and 1994               3


Consolidated Balance Sheets, June 30, 1995
  (Unaudited) and December 31, 1994                         4


Consolidated Statements of Common Shareholders' Equity,
  Six Months Ended June 30, 1995 (Unaudited) and
  Twelve Months Ended December 31, 1994                     6


Consolidated Statements of Cash Flows (Unaudited),
  Six Months Ended June 30, 1995 and 1994                   7


Notes to Consolidated Financial Statements (Unaudited)      8


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       16


PART II. OTHER INFORMATION


Item 1 through Item 6                                       23


Signatures                                                  25


EXHIBIT INDEX                                               26

                       PART I FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                              (In thousands)

                                  Three Months Ended     Six Months Ended
                                       June 30                June 30
                                  ------------------    ------------------
                                  1995        1994       1995       1994
                                  ----        ----       ----       ----

Revenues:
  Premiums earned               $991,827     845,957  1,937,897  1,691,359
  Net investment income          190,176     167,250    376,565    335,658
  Insurance brokerage fees
    and commissions               77,052      74,298    144,113    140,748
  Investment banking-asset
    management                    54,262      53,201    107,878    106,799
  Realized investment gains        9,347      14,897     12,324     36,680
  Other                            8,064       9,546     19,410     17,680
                               ---------   ---------  ---------  ---------
    Total revenues             1,330,728   1,165,149  2,598,187  2,328,924
                               ---------   ---------  ---------  ---------
Expenses:
  Insurance losses and loss
    adjustment expenses          723,390     591,946  1,403,829  1,259,634
  Policy acquisition expenses    219,228     193,468    426,922    384,819
  Operating and administrative   244,856     220,541    476,036    443,274
                               ---------   ---------  ---------  ---------
    Total expenses             1,187,474   1,005,955  2,306,787  2,087,727
                               ---------   ---------  ---------  ---------
    Income before income taxes   143,254     159,194    291,400    241,197
Income tax expense (benefit):
  Federal current                 44,192      42,152     91,260     62,850
  Other                          (13,905)    (10,720)   (23,423)   (13,852)
                               ---------   ---------  ---------  ---------
    Total income tax expense      30,287      31,432     67,837     48,998
                               ---------   ---------  ---------  ---------
    Net income                  $112,967     127,762    223,563    192,199
                               =========   =========  =========  =========
Net income per common share:
  Primary                          $1.30        1.49       2.57       2.22
                                =========  =========  =========  =========
  Fully diluted                    $1.24        1.43       2.47       2.14
                                =========  =========  =========  =========
Dividends declared on
  common stock                     $0.40       0.375       0.80       0.75
                                =========  =========  =========  =========

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (In thousands)

                                                  June 30,     December 31,
ASSETS                                              1995           1994
------                                           ----------     ----------
                                                (Unaudited)

Investments:
  Fixed maturities, at estimated market value    $9,621,174     8,828,684
  Equities, at estimated market value               662,461       531,042
  Real estate, at cost less accumulated
    depreciation of $66,125 (1994; $60,234)         617,867       528,144
  Venture capital, at estimated market value        335,407       330,032
  Other investments                                  51,371        46,539
  Short-term investments, at cost                 1,057,047       898,081
                                                 ----------    ----------
   Total investments                             12,345,327    11,162,522
Cash                                                 37,271        46,664
Investment banking inventory securities              59,618       148,031
Reinsurance recoverables:
  Unpaid losses                                   1,518,114     1,533,250
  Paid losses                                       138,733        88,900
Receivables:
  Underwriting premiums                           1,230,363     1,107,788
  Insurance brokerage activities                    759,145       891,823
  Interest and dividends                            184,057       182,938
  Other                                             122,646        88,657
Deferred policy acquisition expenses                337,825       324,358
Ceded unearned premiums                             239,371       255,687
Deferred income taxes                               610,289       790,508
Office properties and equipment, at cost
  less accumulated depreciation
  of $255,503 (1994; $243,945)                      475,854       477,570
Goodwill                                            292,916       279,308
Other assets                                        183,246       117,816
                                                 ----------    ----------
   Total assets                                 $18,534,775    17,495,820
                                                 ==========    ==========

 See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                                  (In thousands)

                                                  June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1995           1994
------------------------------------           ------------    -----------
                                                (Unaudited)

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses            $9,693,382     9,423,429
  Unearned premiums                               2,169,679     2,109,170
                                                 ----------    ----------
   Total insurance reserves                      11,863,061    11,532,599
Debt                                                586,512       622,624
Payables:
  Insurance brokerage activities                  1,088,163     1,191,089
  Income taxes                                      192,209       183,659
  Reinsurance premiums                              177,428       155,833
  Accrued expenses and other                        666,033       600,211
Other liabilities                                   446,391       472,336
                                                 ----------    ----------
   Total liabilities                             15,019,797    14,758,351
                                                 ----------    ----------
Company-obligated minority interest
  in St. Paul Capital L.L.C. (Note 8)               207,000             -

Series B convertible preferred stock;
  1,450 shares authorized; 1,007 shares
  outstanding (1,012 shares in 1994)                145,245       146,102
Guaranteed obligation - PSOP                       (137,589)     (141,567)
                                                 ----------    ----------
   Net convertible preferred stock                    7,656         4,535
                                                 ----------    ----------
Common shareholders' equity:
Common stock, 240,000 shares authorized; 84,481
  shares outstanding (84,202 shares in 1994)        454,406       445,222
Retained earnings                                 2,513,794     2,362,286
Guaranteed obligation - ESOP                        (37,849)      (44,410)
Unrealized appreciation of investments              402,179        13,948
Unrealized loss on foreign currency translation     (32,208)      (44,112)
                                                 ----------    ----------
   Total common shareholders' equity              3,300,322     2,732,934
                                                 ----------    ----------

   Total liabilities, minority interest,
     preferred stock and common
     shareholders' equity                       $18,534,775    17,495,820
                                                 ==========    ==========

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Common Shareholders' Equity
                                  (In thousands)

                                              Six          Twelve
                                         Months Ended   Months Ended
                                            June 30      December 31
                                         ------------   ------------
                                             1995           1994
                                             ----           ----
                                          (Unaudited)

Common stock:
  Beginning of period                      $445,222       438,559
  Stock issued under stock option and
    other incentive plans                     9,239        11,130
  Reacquired common stock                       (55)       (4,467)
                                         ----------    ----------
     End of period                          454,406       445,222
                                         ----------    ----------

Retained earnings:
  Beginning of period                     2,362,286     2,082,832
  Net income                                223,563       442,828
  Dividends declared on common stock        (67,021)     (124,921)
  Dividends declared on PSOP preferred
    stock, net of taxes                      (4,285)       (8,448)
  Reacquired common shares                     (749)      (30,005)
                                         ----------    ----------
     End of period                        2,513,794     2,362,286
                                         ----------    ----------

Guaranteed obligation - ESOP:
  Beginning of period                       (44,410)      (56,005)
  Principal payments                          6,561        11,595
                                         ----------    ----------
     End of period                          (37,849)      (44,410)
                                         ----------    ----------

Unrealized appreciation of investments,
 net of taxes:
  Beginning of period                        13,948       588,844
  Change during the period                  388,231      (574,896)
                                         ----------    ----------
     End of period                          402,179        13,948
                                         ----------    ----------

Unrealized loss on foreign currency
 translation, net of taxes:
  Beginning of period                       (44,112)      (49,102)
  Change during the period                   11,904         4,990
                                         ----------    ----------
     End of period                          (32,208)      (44,112)
                                         ----------    ----------

     Total common shareholders' equity   $3,300,322     2,732,934
                                         ==========    ==========

 See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (In thousands)
                                                       Six Months Ended
                                                           June 30
                                                   -----------------------
                                                      1995          1994
                                                     ------        ------

OPERATING ACTIVITIES
Underwriting:
  Net income                                        $244,253      201,956
  Adjustments:
    Change in net insurance reserves                 334,822      202,539
    Change in underwriting premiums receivable      (130,344)     (56,662)
    Provision for deferred taxes                     (31,570)     (19,038)
    Realized gains                                    (9,133)     (33,661)
    Other                                           (102,901)      80,230
                                                  ----------   ----------
      Total underwriting                             305,127      375,364
                                                  ----------   ----------
Insurance brokerage:
  Net loss                                           (23,061)     (19,478)
  Adjustments:
    Change in premium balances                        22,410       15,353
    Change in accounts payable and
      accrued expenses                               (19,988)     (18,693)
    Depreciation and goodwill amortization            12,241        9,396
    Other                                             23,970       (6,650)
                                                  ----------   ----------
      Total insurance brokerage                       15,572      (20,072)
                                                  ----------   ----------
Investment banking-asset management:
  Net income                                          24,165       21,832
  Adjustments:
    Change in inventory securities                    88,413      226,255
    Change in short-term investments                (115,154)    (168,990)
    Change in open security transactions             (17,195)       6,040
    Change in short-term borrowings                         -     (80,383)
    Other                                             37,742       35,145
                                                  ----------   ----------
      Total investment banking-asset management       17,971       39,899
                                                  ----------   ----------
Parent company and consolidating eliminations:
  Net loss                                           (21,794)     (12,111)
  Realized gains                                      (3,191)      (3,019)
  Adjustments                                         29,931       (5,612)
                                                  ----------   ----------
      Total parent company and
        consolidating eliminations                     4,946      (20,742)
                                                  ----------   ----------
      Net cash provided by operating activities      343,616      374,449
                                                  ----------   ----------
INVESTING ACTIVITIES
Purchase of investments                           (1,272,747)  (1,097,732)
Sales and maturities of investments                  850,757      826,723
Change in short-term investments                     (33,468)      48,430
Change in open security transactions                  60,929      (53,593)
Net purchases of office properties and equipment     (22,544)     (18,101)
Other                                                (44,759)      15,721
                                                  ----------   ----------
      Net cash used in investing activities         (461,832)    (278,552)
                                                  ----------   ----------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock         (71,184)     (67,105)
Proceeds from issuance of monthly income
  preferred securities                               207,000             -
Proceeds from issuance of debt                        65,500       57,151
Reacquired common shares                                (497)     (33,570)
Repayment of debt                                    (95,306)     (20,350)
Other                                                  3,170      (18,819)
                                                  ----------   ----------
      Net cash provided by (used in) financing
       activities                                    108,683      (82,693)
                                                  ----------   ----------
Effect of exchange rate changes on cash                  140         (280)
                                                  ----------   ----------
      Increase (decrease) in cash                     (9,393)      12,924
Cash at beginning of period                           46,664       25,420
                                                  ----------   ----------
      Cash at end of period                          $37,271       38,344
                                                  ==========   ==========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
June 30, 1995

Note 1  Basis of Presentation
-----------------------------

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings per Share
--------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding.

                                      Three Months Ended  Six Months Ended
                                            June 30           June 30
                                       ----------------   ----------------
                                        1995      1994     1995     1994
                                       ------    ------   ------   ------
                                                 (In thousands)

PRIMARY
Net income, as reported                $112,967  127,762  223,563  192,199
PSOP preferred dividends declared
  (net of taxes)                        (2,139)   (2,105)  (4,285)  (4,214)
                                       -------- -------- -------- --------
    Net income, as adjusted            $110,828  125,657  219,278  187,985
                                       ======== ======== ======== ========

FULLY DILUTED
Net income, per financial statements   $112,967  127,762  223,563  192,199
Additional PSOP expense (net of taxes)
  due to assumed conversion of
  preferred stock                          (871)    (947)  (1,745)  (1,897)
Dividend on monthly income preferred
  securities (net of taxes)               1,009        -    1,009        -
                                       -------- -------- -------- --------
    Net income, as adjusted            $113,105  126,815  222,827  190,302
                                       ======== ======== ======== ========

ADJUSTED AVERAGE COMMON SHARES
OUTSTANDING
Primary                                  85,362   84,561   85,277   84,788
                                       ======== ======== ======== ========

Fully diluted                            91,157   88,678   90,231   88,935
                                       ======== ======== ======== ========


Adjusted average common shares outstanding include the common and common equivalent shares outstanding for the period and, for fully diluted EPS, common shares that would be issuable upon conversion of PSOP preferred stock and monthly income preferred securities.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
-------------------
Investment Activity. A summary of investment transactions is presented below.

                                     Six Months Ended June 30
                                  ------------------------------
                                          1995       1994
                                         ------     ------
                                          (In thousands)

Purchases:
  Fixed maturities                      $761,513    660,534
  Equities                               376,182    344,006
  Real estate                            102,426     48,094
  Venture capital                         27,344     36,964
  Other investments                        5,282      8,134
                                       ---------  ---------
    Total purchases                    1,272,747  1,097,732
                                       ---------  ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                126,205    140,896
    Maturities and redemptions           352,244    305,213
  Equities                               334,704    357,026
  Venture capital                         30,598     11,987
  Real estate                              4,839         -
  Other investments                        2,167     11,601
                                       ---------  ---------
    Total sales and maturities           850,757    826,723
                                       ---------  ---------
    Net purchases                       $421,990    271,009
                                       =========  =========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                             Six Months Ended    Twelve Months Ended
                               June 30, 1995      December 31, 1994
                            ------------------   -------------------
                                            (In thousands)

Fixed maturities                  $505,121            (847,554)
Equities                            79,857             (30,106)
Venture capital                      9,099              (4,064)
                                  --------             -------
  Total change in pretax
   unrealized appreciation         594,077            (881,724)
Increase (decrease) in deferred
  tax asset due to change
  in unrealized appreciation      (205,846)            306,828
                                  --------            --------
  Total change in unrealized
   appreciation, net of taxes     $388,231            (574,896)
                                  ========            ========

Restricted Funds. Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $388 million at June 30, 1995, and $385 million at December 31, 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 4  Income Taxes
--------------------

The components of the income tax provision are as follows:

                                 Three Months Ended     Six Months Ended
                                       June 30              June 30
                                 ------------------    ------------------
                                    1995      1994       1995       1994
                                   ------    ------     ------     ------
                                                (In thousands)

Federal current tax expense      $44,192     42,152     91,260     62,850
Federal deferred tax benefit     (17,396)   (15,559)   (31,017)   (21,628)
                                 -------    -------    -------    -------
  Total federal income tax
    expense                       26,796     26,593     60,243     41,222
Foreign income taxes               2,265      3,664      5,135      5,461
State income taxes                 1,226      1,175      2,459      2,315
                                 -------    -------    -------    -------
  Total income tax expense       $30,287     31,432     67,837     48,998
                                 =======    =======    =======    =======



Note 5  Contingent Liabilities
------------------------------

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 6  Debt
------------

Debt consists of the following:

                                June 30,          December 31,
                                  1995                1994
                           ------------------   -----------------
                             Book      Fair      Book       Fair
                             Value    Value      Value      Value
                             -----    -----      -----      -----
                                       (In thousands)

Medium-term notes          $270,037   272,100   204,433    189,400
Commercial paper            179,570   179,570   275,635    275,635
9 3/8% notes                 99,977   104,400    99,971    102,800
Guaranteed ESOP debt         30,556    32,100    36,112     37,200
Pound sterling loan notes     6,372     6,372     6,473      6,473
                            -------   -------   -------    -------
    Total debt             $586,512   594,542   622,624    611,508
                            =======   =======   =======    =======


Note 7  Reinsurance
-------------------

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

The company expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, the company will pay these amounts. The company has established allowances for possible nonpayment of amounts due to it.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                Three Months Ended     Six Months Ended
                                      June 30               June 30
                               --------------------  ---------------------
                                  1995      1994        1995        1994
                                  ----      ----        ----        ----
                                             (In thousands)

Premiums written:
  Direct                         $947,804   806,107   1,752,006  1,570,700
  Assumed                         307,008   274,852     525,522    437,476
  Ceded                          (159,686) (159,840)   (266,039)  (282,486)
                                ---------  ---------  ---------  ---------
    Net premiums written       $1,095,126   921,119   2,011,489  1,725,690
                                =========  =========  =========  =========
Premiums earned:
  Direct                         $921,372   802,802   1,786,954  1,595,417
  Assumed                         239,556   198,180     433,745    365,387
  Ceded                          (169,101) (155,025)   (282,802)  (269,445)
                                ---------  ---------  ---------  ---------
    Net premiums earned          $991,827   845,957   1,937,897  1,691,359
                                =========  =========  =========  =========
Insurance losses and loss
 adjustment expenses:
  Direct                         $666,432   508,124   1,241,982  1,051,336
  Assumed                         170,814   183,366     375,546    359,533
  Ceded                          (113,856)  (99,544)   (213,699)  (151,235)
                                ---------  ---------  ---------  ---------
    Net insurance losses and
     loss adjustment expenses    $723,390   591,946   1,403,829  1,259,634
                                =========  =========  =========  =========


Note 8  Company-obligated Minority Interest in St. Paul Capital L.L.C.
----------------------------------------------------------------------

On May 16, 1995, the company issued, through St. Paul Capital L.L.C.,("SPCLLC") 4,140,000 convertible monthly income preferred securities
(MIPS), generating gross proceeds of $207 million. The MIPS pay an annual dividend of 6% of the liquidation preference of $50 per security. The company directly or indirectly owns all of the common securities of SPCLLC, a special purpose limited liability company which was formed for the purpose of issuing these preferred securities. The MIPS are guaranteed by the company and are convertible into 0.8475 shares of the company's common stock (equivalent to a conversion price of $59 per common share). The securities are noncallable for four years.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


SPCLLC used the proceeds of the MIPS sale and common capital contributions from the company (together totaling $262 million) to purchase 6% convertible subordinated debentures issued by the company. These debentures are due May 31, 2025 and interest is payable monthly. The debentures are eliminated in the company's consolidated balance sheet.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 1995

Consolidated Results
--------------------

Consolidated pretax earnings of $143 million in the second quarter were down 10% from second quarter 1994 earnings of $159 million. An increase in catastrophe losses and other expenses in the underwriting segment drove the decline in quarterly earnings. Results from the company's insurance brokerage and investment banking-asset management operations improved slightly over the second quarter of 1994. For the first half of 1995, pretax earnings of $291 million were $50 million higher than the first six months of 1994, primarily due to improved results in the underwriting segment.

Net income in the second quarter was $113 million, or $1.24 per share, compared with net income of $128 million, or $1.43 per share, in the second quarter of 1994. Net income of $224 million, or $2.47 per share, for the first six months of 1995 increased 16% over comparable 1994 net income of $192 million, or $2.14 per share.

Consolidated revenues in the second quarter totaled $1.33 billion, an increase of 14% over second quarter 1994 revenues of $1.17 billion. Year-to-date revenues in 1995 were 12% higher than the same period of 1994. Growth in insurance premiums earned drove the increased revenue in 1995.

Results by Segment
------------------

Pretax results by industry segment were as follows (in millions):



                                         Three Months     Six Months
                                         Ended June 30   Ended June 30
                                         -------------   -------------
                                          1995   1994     1995   1994
                                          ----   ----     ----   ----

Pretax income (loss):
  Underwriting:
    GAAP underwriting results            ($26)   (14)     (41)   (97)
    Net investment income                 181    164      359    329
    Realized investment gains               8     14        9     34
    Other                                 (18)    (4)     (22)   (17)
                                          ----   ----     ----   ----
      Total underwriting                  145    160      305    249
  Insurance brokerage                      (4)    (5)     (18)   (14)
  Investment banking-asset management      20     18       39     35
  Parent and other                        (18)   (14)     (35)   (29)
                                         ----   ----     ----   ----
      Income before income taxes         $143    159      291    241
                                         ====   ====     ====   ====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
------------

Pretax earnings in the underwriting segment totaled $145 million in the second quarter, down 9% from earnings of $160 million in the same period of 1994. A $12 million deterioration in underwriting results, driven by an increase in catastrophe losses, and an increase in other expenses were partially offset by a $17 million increase in investment income.

The following summarizes key financial results by underwriting operation:

                                 % of     Three Months      Six Months
                                 1995     Ended June 30   Ended June 30
                               Written   --------------   --------------
($ in Millions)                Premiums    1995    1994   1995    1994
---------------                --------    ----    ----   ----    ----

Specialized Commercial:
  Written Premiums               33%       $355     278     639     541
  Underwriting Results                     ($26)    (22)    (46)    (56)
  Combined Ratio                          106.0   106.6   106.2   108.5

Personal Insurance:
  Written Premiums               16%       $179     168     329     313
  Underwriting Results                      ($3)     (6)    (10)    (17)
  Combined Ratio                          101.1   102.8   102.7   105.1

Commercial:
  Written Premiums               14%       $142     120     289     241
  Underwriting Results                     ($11)    (15)    (15)    (49)
  Combined Ratio                          107.9   112.5   105.2   120.3

Medical Services:
  Written Premiums               13%       $129     130     266     295
  Underwriting Results                      $25      37      51      71
  Combined Ratio                           85.8    78.3    85.5    79.3
                                ----      -----   -----   -----   -----
  Total St. Paul Fire &
    Marine:
  Written Premiums               76%       $805     696   1,523   1,390
  Underwriting Results                     ($15)     (6)    (20)    (51)
  Combined Ratio                          101.3   100.5   101.2   103.1

Reinsurance:
  Written Premiums               20%       $244     196     400     277
  Underwriting Results                       $1      (3)     (4)    (32)
  Combined Ratio                           95.5    97.7    99.4   113.0

International:
  Written Premiums                4%        $46      29      88      59
  Underwriting Results                     ($12)     (5)    (17)    (14)
  Combined Ratio                          127.5   121.1   120.8   125.4
                                ----      -----   -----   -----   -----
Total:
  Written Premiums              100%     $1,095     921   2,011   1,726
  GAAP Underwriting Results                ($26)    (14)    (41)    (97)


Statutory Combined Ratio:
  Loss and Loss Expense Ratio              72.9    70.0    72.4    74.5
  Underwriting Expense Ratio               28.5    30.2    29.3    30.7
                                          -----   -----   -----   -----
  Combined Ratio                          101.4   100.2   101.7   105.2
                                          =====   =====   =====   =====
  Combined Ratio Including
    Policyholders' Dividends              101.6   100.3   101.9   105.2
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

Written premiums of $1.1 billion in the second quarter were 19% higher than comparable 1994 premiums of $921 million. In the Specialized Commercial category, new business in the National Accounts and Construction business sectors accounted for the majority of the 28% increase in premium volume over 1994. Reinsurance written premiums were nearly $50 million higher than the same quarter of 1994, primarily due to approximately $40 million in incremental premiums from the renewal of reinsurance business acquired from a subsidiary of the CIGNA Corporation in 1994. New business in several classes of coverages accounted for the 19% increase in Commercial premium volume over the second quarter of 1994. Medical Services' written premiums in the second quarter were level with the same quarter last year.

Written premiums for the first half of 1995 increased 17% over the same period of 1994, primarily due to premium growth in Reinsurance, Specialized Commercial and Commercial.

The GAAP underwriting loss in the second quarter was $26 million, compared with 1994's second quarter loss of $14 million. Catastrophe losses of $55 million, primarily stemming from spring storms in Texas and the Midwest, severely impacted second quarter underwriting results and more than offset underlying improvement in loss experience and reduced expense ratios in many lines of business. The second quarter of 1994 included virtually no catastrophe losses. Key factors in the increase in second quarter underwriting losses compared to 1994 were as follows:

     - Medical Services - $12 million worse than 1994 - The magnitude of favorable prior year loss development was less than that experienced in 1994, resulting in a reduced underwriting profit.

     - International - $7 million worse than 1994 - An increase in losses in Canada was the primary factor in the deterioration from 1994.

     - Commercial - $4 million better than 1994 - Favorable prior year loss development and reduced expenses more than offset a $23 million increase in catastrophe losses in the quarter.

     - Specialized Commercial - $4 million worse than 1994 - A $20 million increase in catastrophe losses and deterioration in results from the company's participation in insurance pools were substantially offset by a decline in involuntary costs and reduced underwriting expenses.

The year-to-date GAAP underwriting loss of $41 million was significantly better than the 1994 six-month loss of $97 million.
Catastrophe losses in the first half of 1995 totaled $71 million, compared with $88 million

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

for the same period of 1994. Improvement in noncatastrophe loss experience, particularly in the Commercial business center, and the decline in catastrophe losses were the primary factors driving the reduction in underwriting losses in 1995.

Pretax investment income in the underwriting segment for the second quarter was $181 million, up 10% from $164 million in 1994. Year-to-date investment income was $30 million ahead of last year. The increase over 1994 was primarily due to a general rise in interest rates over the last 18 months and strong cash flows from operations, which has fueled a $500 million increase in investments since June 30, 1994. The average yield on taxable fixed maturity purchases, which have constituted the majority of investment purchases in 1995, was 8.0% in the first six months of 1995, compared with 7.1% for the same period of 1994. For the first time in several years, the company began investing in tax-exempt fixed maturities in the second quarter, due to increasing yields on those securities and changes in the company's consolidated tax position which make tax-exempt investments more attractive.

The weighted average pretax yield on the underwriting segment's fixed maturities portfolio was 7.3% at June 30, 1995, and approximately 95% of that portfolio was rated at investment grade levels (BBB or better).

Environmental Pollution and Asbestos Claims
-------------------------------------------

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Because of the significant uncertainties associated with pollution and asbestos claims, and the likelihood that they will not be resolved in the near future, the company is unable to estimate its ultimate exposure to these claims and cannot quantify a range of reasonably possible losses in addition to recorded reserves at this time. However, the company is continually evaluating its exposure to these claims in an effort to quantify such a range. The company's results of operations in future periods may be materially impacted by these claims, but the company believes it is unlikely that such claims will materially impact its financial position or liquidity.

Prior to 1994, the company made no specific allocation for pollution or asbestos claims of its IBNR (incurred but not reported) reserves, but rather identified reserves for only reported claims (case reserves). In the third quarter of 1994, the company specifically allocated for pollution and asbestos claims a portion of previously established IBNR reserves.

The following table represents a reconciliation of total gross and net pollution reserve development for the six months ended June 30, 1995, and the years ended Dec. 31, 1994 and 1993. Amounts in the "net" column are reduced by reinsurance.

                                  1995           1994          1993
Pollution                     (six months)       ----          ----
---------                      ----------
(in millions)                Gross    Net    Gross   Net   Gross   Net
                             -----    ---    -----   ---   -----   ---
Beginning reserves            $275    200      105    73      88    62
Incurred losses                 31     35       71    56      32    22
IBNR allocation                  -      -      132    95       -     -
Paid losses                    (16)   (14)     (33)  (24)    (15)  (11)
                               ---    ---      ---   ---     ---   ---
Ending reserves               $290    221      275   200     105    73
                               ===    ===      ===   ===     ===   ===

Many significant pollution claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago. Since 1970, the company's Commercial General Liability policy form has included a specific pollution exclusion, and, since 1986, an industry standard absolute pollution exclusion.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 1995, and the years ended Dec. 31, 1994 and 1993:

                               1995            1994            1993
Asbestos                   (six months)        ----            ----
--------                    ----------
(in millions)              Gross   Net     Gross   Net      Gross   Net
                           -----   ---     -----   ---      -----   ---
Beginning reserves          $185   145        62    48         70    54
Incurred losses                7     9        13    14         17    15
IBNR allocation                -     -       127    95          -     -
Paid losses                   (9)   (5)      (17)  (12)       (25)  (21)
                             ---   ---       ---   ---        ---   ---
Ending reserves             $183   149       185   145         62    48
                             ===   ===       ===   ===        ===   ===

Most of the asbestos claims the company has received pertain to policies written prior to 1986. Since 1986, the company's Commercial General Liability policy has used the industry standard absolute pollution exclusion, which the company believes applies to asbestos claims.

Total gross pollution and asbestos reserves at June 30, 1995, of $473 million represented approximately 5% of gross consolidated reserves of $9.7 billion.

Insurance Brokerage
-------------------

The insurance brokerage segment (Minet) incurred a pretax loss of $4 million in the second quarter, a slight improvement over the comparable 1994 loss of $5 million. Investment income increased $4 million, and brokerage fees and commissions grew 5% over the second quarter of 1994. Salaries and related expenses increased 7% due to increased staffing levels associated with Minet's continuing effort to develop new business opportunities. Minet's pretax loss for the first half of 1995 was $18 million, compared with a loss of $14 million in the first six months of 1994. The competitive market environment for brokerage services worldwide continues to have a negative impact on Minet's results.

Investment Banking-Asset Management
-----------------------------------

The company's portion of The John Nuveen Company's second quarter pretax earnings was $20 million, compared with $18 million in 1994. For the first half of 1995, the company's portion was $39 million, compared with $35 million in 1994. The company currently owns 77% of Nuveen.

The municipal bond market has stabilized somewhat compared to last year but still remains challenging. For the first time since the second quarter of 1994, Nuveen's asset management revenues increased over the comparable prior quarter as a result of the increased market value of managed assets. Assets under management totaled $31.4 billion at June 30, an increase of $1.7 billion

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

since year-end 1994. Nuveen's underwriting and distribution revenues in the first half of 1995 were more than double the comparable 1994 total, primarily due to inventory positioning profits resulting from more favorable market conditions in 1995. Unit Investment Trust sales in 1995 were $570 million, compared with $612 million in the first half of 1994.

Capital Resources
-----------------

Common shareholders' equity of $3.3 billion at quarter-end was 21% higher than year-end 1994 equity of $2.7 billion. The increase in equity was driven by the company's earnings and growth in the unrealized appreciation of the company's fixed maturities portfolio. The declining interest rate environment during the first half of 1995 fueled a rally in the bond market, which in turn has resulted in a $330 million increase (net of taxes) in the market value of the company's portfolio.

On May 16, 1995, the company completed the sale of 4,140,000 convertible monthly income preferred securities (MIPS) bearing a dividend rate of 6%. Each preferred security is convertible at the option of the holder into 0.8475 shares of the company's common stock. Gross proceeds from the sale were $207 million. A portion of the proceeds was used to reduce the company's commercial paper debt, with the remainder invested in fixed maturity securities and available for general corporate purposes.

Total debt outstanding at the end of the quarter was $587 million, down from $623 million at the end of 1994. The $95 million decline in commercial paper was partially offset by the issuance of $66 million of medium-term notes. The ratio of debt to total capitalization at June 30, 1995, was 14%, down from 19% at year-end 1994 due to the decline in debt and the significant increase in shareholders' equity. The MIPS are "hybrid" equity securities and are included in total capital.

The company anticipates no major capital expenditures in 1995.

The company's ratio of earnings to fixed charges was 8.93 for the first six months of 1995, compared with 8.34 for the same period of 1994. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 6.93 for the first six months of 1995, compared with
6.52 for the same period of 1994. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

Liquidity
---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $344 million in the first half of 1995, compared with $374 million in 1994. The company's liquidity position remains strong due to the underwriting segment's cash flows from underwriting and investment activities.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
        The information set forth in Note 5 to the consolidated financial statements included in Part I of this report is incorporated herein by reference.

        In late May of 1995, a purported class action lawsuit brought in the District Court of Brazoria County, Texas was served on three subsidiaries of the company on behalf of persons who allegedly paid $400 million from 1983 through 1985 for interests in certain limited partnerships that Damson Oil Corporation ("Damson") served as general partner. The complaint in this lawsuit (Olin Nelson, et al. v. St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance Company ("Surplus Lines") and St. Paul Specialty Underwriting, Inc.) alleges, among other things, that the defendants conspired with Damson to mislead the investors as to the protection afforded by certain insurance policies issued by Surplus Lines in violation of the Texas Deceptive Trade Practices Act and other laws. The plaintiffs seek unspecified actual damages, treble damages, punitive damages, attorney fees, costs, and pre- and post-judgment interest. The defendants have removed the case to the U.S. District Court for the Southern District of Texas, and plaintiffs are seeking to have the case remanded to the Texas state court. These proceedings are being vigorously contested by the defendants, and the company recognizes that the final outcome of these proceedings, if adverse to the defendants, may materially impact the results of operations of the company in the period in which that outcome occurs, but believes it should not have a material adverse effect on its liquidity or overall financial position.

Item 2.   Changes in Securities.

    i) On August 1, 1995, The company's Board of Directors approved certain amendments to the company's Shareholder Protection Rights Agreement (the "Rights Agreement") to, among other things, add a "flip-in" feature. On December 4, 1989, the company's Board of Directors approved the Rights Agreement and declared a dividend of one Right for each outstanding share of the company's common stock. Each Right entitles the registered holder under certain circumstances to purchase from the company one two-thousandth of a share of the company's Series A Junior Participating Preferred Stock at a current exercise price of $92.50 per right, subject to adjustment. The Rights currently trade with the company's common stock, and no separate Rights certificates have been distributed. The Rights will separate from the common stock and become exercisable under conditions and at times specified in the Rights Agreement.

        The "flip-in" feature of the amended Rights Agreement provides that if any person together with its affiliates and associates becomes the beneficial owner of 15% or more of the outstanding shares of the company's common stock, each Right (other than those held by the 15%-or-more shareholder and its affiliates, associates, successors and assigns) will entitle the holder to purchase, at the exercise price, shares of the company's common stock having a market value equal to two times the exercise price (i.e., in exchange for payment of the exercise price, currently $92.50, a holder of a Right will receive shares of the company's common stock with a market value of $185).

        In addition, the Rights Agreement was amended to provide that the Rights would flip-in (and the holder of each Right, other than an Adverse Person, as described below, and its affiliates, associates, successors and assigns would be entitled to the benefits described in the preceding paragraph) upon a determination of the Board of Directors that a person is an "Adverse Person." An "Adverse Person" is a person who beneficially owns at least 10% of the outstanding shares of the company's common stock and who, in the determination of the Board of Directors, either (i) intends to take certain actions not in the company's or a shareholder's best interests or (ii) is likely to cause a material adverse impact on the company, the company's employees, customers, suppliers, creditors or other constituencies.

        A copy of the amended and restated Shareholder Protection
        Rights Agreement is included as an exhibit hereto. The foregoing summary of the amendments to the Rights Agreement is not complete and is qualified in its entirety by reference to the amended and restated Shareholder Protection Rights
        Agreement.

   ii) In connection with the offering of Convertible Monthly Income Securities (MIPS) discussed in Note 8 to the Consolidated Financial Statements, the company designated a new series of preferred stock as Series C Cumulative Convertible Preferred Stock (the "Series C Preferred"). The Series C Preferred would only be issued in the event of certain circumstances, including the vote of a majority of the aggregate liquidation preference of MIPS to effectively elect to exchange the MIPS for depositary shares, each representing a 1/100th interest in a share of Series C Preferred. The Series C Preferred, if issued, would have dividend, conversion and other terms substantially similar to the terms of the Convertible MIPS, except that, among other things, the holders of the Series C Preferred would have the right to elect two additional directors of the company whenever dividends on the Series C Preferred are in arrears for 18 months. The Series C Preferred would not be subject to mandatory redemption.

         The "Certificate of Designation of The St. Paul Companies, Inc. Series C Cumulative Convertible Preferred Stock" is now a part of the company's Restated Articles of Incorporation, which are filed as an exhibit hereto.

Item 3.   Defaults Upon Senior Securities.
           Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
           Not applicable.

Item 5.   Other Information.
           Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
           (a) Exhibits. An Exhibit Index is set forth on page 26 of this report.

         (b) Reports on Form 8-K.

             The Registrant filed a Form 8-K Current Report, dated July 24, 1995, pertaining to the Registrant's press release of second quarter 1995 financial results.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  August 10, 1995              By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Vice President
                                    and Corporate Secretary
                                    (Authorized Signatory)


Date:  August 10, 1995              By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                             EXHIBIT INDEX
                             -------------

Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..............................

(3)   (i) Articles of incorporation **..........................
     (ii) By-laws*..............................................

(4)  Instruments defining the rights of security holders,
        including indentures**..................................

     (i)  Amended and Restated Shareholder Protection Rights
           Agreement**..........................................

(10) Material contracts*........................................

(11) Statement re computation of per share earnings**...........

(12) Statement re computation of ratios**.......................

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

(99) Additional exhibits*.......................................


 * These items are not applicable.

** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, 385
   Washington Street, Saint Paul, MN 55102.