Form 10-Q
period 1995-09-30
ST PAUL COMPANIES INC /MN/
filed 1995-11-14
CIK 86312

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        X   OF THE SECURITIES EXCHANGE ACT OF 1934
      ----

     For the quarterly period ended  September 30, 1995
                                     ------------------

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

The number of shares of the Registrant's Common Stock, without par value, outstanding at November 10, 1995, was 84,531,679.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income (Unaudited), Three
     and Nine Months Ended September 30, 1995 and 1994      3


Consolidated Balance Sheets, September 30, 1995
     (Unaudited) and December 31, 1994                      4


Consolidated Statements of Shareholders' Equity,
     Nine Months Ended September 30, 1995 (Unaudited)
     and Twelve Months Ended December 31, 1994              6


Consolidated Statements of Cash Flows (Unaudited),
     Nine Months Ended September 30, 1995 and 1994          7


Notes to Consolidated Financial Statements (Unaudited)      8


Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    16


PART II. OTHER INFORMATION


Item 1 through Item 6                                       24


Signatures                                                  25


EXHIBIT INDEX                                               26

                       PART I FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                              (In thousands)

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                  ------------------    ------------------
                                  1995        1994       1995       1994
                                  ----        ----       ----       ----

Revenues:
  Premiums earned               $993,317     862,823  2,931,214  2,554,182
  Net investment income          193,922     175,166    570,487    510,824
  Insurance brokerage fees
    and commissions               83,549      85,004    227,662    225,752
  Investment banking-asset
    management                    55,091      54,639    162,969    161,438
  Realized investment gains       25,736      14,018     38,060     50,698
  Other                           13,251       7,418     32,661     25,098
                               ---------   ---------  ---------  ---------
    Total revenues             1,364,866   1,199,068  3,963,053  3,527,992
                               ---------   ---------  ---------  ---------
Expenses:
  Insurance losses and loss
    adjustment expenses          714,302     616,458  2,118,131  1,876,092
  Policy acquisition expenses    215,863     193,101    642,785    577,920
  Operating and administrative   256,596     224,308    732,632    667,582
                               ---------   ---------  ---------  ---------
    Total expenses             1,186,761   1,033,867  3,493,548  3,121,594
                               ---------   ---------  ---------  ---------
    Income before income taxes   178,105     165,201    469,505    406,398
Income tax expense (benefit):
  Federal current                 53,825      37,280    145,085    100,130
  Other                          (18,119)     (1,887)   (41,542)   (15,739)
                               ---------   ---------  ---------  ---------
    Total income tax expense      35,706      35,393    103,543     84,391
                               ---------   ---------  ---------  ---------
    Net income                  $142,399     129,808    365,962    322,007
                               =========   =========  =========  =========
Net income per common share:
  Primary                          $1.64        1.51       4.21       3.72
                                =========  =========  =========  =========
  Fully diluted                    $1.54        1.45       4.00       3.59
                                =========  =========  =========  =========
Dividends declared on
  common stock                     $0.40       0.375       1.20      1.125
                                =========  =========  =========  =========

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (In thousands)

                                               September 30,   December 31,
ASSETS                                              1995           1994
------                                           ----------     ----------
                                                (Unaudited)

Investments:
  Fixed maturities, at estimated market value    $9,916,552     8,828,684
  Equities, at estimated market value               732,991       531,042
  Real estate, at cost less accumulated
    depreciation of $69,270 (1994; $60,234)         614,652       528,144
  Venture capital, at estimated market value        354,156       330,032
  Other investments                                  50,828        46,539
  Short-term investments, at cost                   956,543       898,081
                                                 ----------    ----------
   Total investments                             12,625,722    11,162,522
Cash                                                 28,662        46,664
Investment banking inventory securities             107,112       148,031
Reinsurance recoverables:
  Unpaid losses                                   1,517,660     1,533,250
  Paid losses                                        84,176        88,900
Receivables:
  Underwriting premiums                           1,305,224     1,107,788
  Insurance brokerage activities                    636,291       891,823
  Interest and dividends                            192,431       182,938
  Other                                             103,202        88,657
Deferred policy acquisition expenses                364,313       324,358
Ceded unearned premiums                             224,967       255,687
Deferred income taxes                               601,308       790,508
Office properties and equipment, at cost
  less accumulated depreciation
  of $263,569 (1994: $243,945)                      474,856       477,570
Goodwill                                            286,093       279,308
Other assets                                        207,933       117,816
                                                 ----------    ----------
   Total assets                                 $18,759,950    17,495,820
                                                 ==========    ==========

 See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                                  (In thousands)

                                               September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1995           1994
------------------------------------           ------------    -----------
                                                (Unaudited)

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses             $9,817,471    9,423,429
  Unearned premiums                                2,325,602    2,109,170
                                                  ----------   ----------
   Total insurance reserves                       12,143,073   11,532,599
Debt                                                 620,275      622,624
Payables:
  Insurance brokerage activities                     911,423    1,191,089
  Income taxes                                       177,080      183,659
  Reinsurance premiums                               146,505      155,833
  Accrued expenses and other                         602,360      600,211
Other liabilities                                    456,680      472,336
                                                  ----------   ----------
   Total liabilities                              15,057,396   14,758,351
                                                  ----------   ----------
Company-obligated mandatorily redeemable
 preferred securities of St. Paul Capital L.L.C.     207,000            -
                                                  ----------   ----------
Shareholders' equity:
Series B convertible preferred stock;
  1,450 shares authorized; 1,003 shares
  outstanding (1,012 shares in 1994)                 144,749      146,102
Guaranteed obligation - PSOP                        (133,293)    (141,567)
                                                  ----------   ----------
   Total preferred equity                             11,456        4,535
                                                  ----------   ----------
Common shareholders' equity:
Common stock, 240,000 shares authorized; 84,643
  shares outstanding (84,202 shares in 1994)         460,145     445,222
Retained earnings                                  2,620,215    2,362,286
Guaranteed obligation - ESOP                         (35,072)     (44,410)
Unrealized appreciation of investments               468,903       13,948
Unrealized loss on foreign currency translation      (30,093)     (44,112)
                                                  ----------   ----------
   Total common shareholders' equity               3,484,098    2,732,934
                                                  ----------   ----------
   Total preferred and common shareholders'
     equity                                        3,495,554    2,737,469
                                                  ----------   ----------
   Total liabilities, redeemable
     preferred securities and
     shareholders' equity                        $18,759,950   17,495,820
                                                  ==========   ==========

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                  (In thousands)

                                             Nine          Twelve
                                         Months Ended   Months Ended
                                         September 30    December 31
                                         ------------   ------------
                                             1995           1994
                                             ----           ----
                                          (Unaudited)

Series B convertible preferred stock:
  Beginning of period                      $146,102       147,608
  Change during the period                   (1,353)       (1,506)
                                         ----------    ----------
     End of period                          144,749       146,102
                                         ----------    ----------

Guaranteed obligation - PSOP:
  Beginning of period                      (141,567)     (148,929)
  Change during the period                    8,274         7,362
                                         ----------    ----------
     End of period                         (133,293)     (141,567)
                                         ----------    ----------

Common stock:
  Beginning of period                       445,222       438,559
  Stock issued under stock option and
    other incentive plans                    14,978        11,130
  Reacquired common stock                       (55)       (4,467)
                                         ----------    ----------
     End of period                          460,145       445,222
                                         ----------    ----------

Retained earnings:
  Beginning of period                     2,362,286     2,082,832
  Net income                                365,962       442,828
  Dividends declared on common stock       (100,622)     (124,921)
  Dividends declared on preferred
    stock, net of taxes                      (6,444)       (8,448)
  Reacquired common shares                     (967)      (30,005)
                                         ----------    ----------
     End of period                        2,620,215     2,362,286
                                         ----------    ----------


Guaranteed obligation - ESOP:
  Beginning of period                       (44,410)      (56,005)
  Principal payments                          9,338        11,595
                                         ----------    ----------
     End of period                          (35,072)      (44,410)
                                         ----------    ----------

Unrealized appreciation of investments,
 net of taxes:
  Beginning of period                        13,948       588,844
  Change during the period                  454,955      (574,896)
                                         ----------    ----------
     End of period                          468,903        13,948
                                         ----------    ----------

Unrealized loss on foreign currency
 translation, net of taxes:
  Beginning of period                       (44,112)      (49,102)
  Change during the period                   14,019         4,990
                                         ----------    ----------
     End of period                          (30,093)      (44,112)
                                         ----------    ----------
     Total preferred and common
       shareholders' equity              $3,495,554     2,737,469
                                         ==========    ==========

 See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (In thousands)
                                                      Nine Months Ended
                                                         September 30
                                                   -----------------------
                                                      1995          1994
                                                     ------        ------

OPERATING ACTIVITIES
Underwriting:
  Net income                                        $383,742      330,974
  Adjustments:
    Change in net insurance reserves                 625,146      409,372
    Change in underwriting premiums receivable      (208,381)    (165,947)
    Provision for deferred taxes                     (47,024)     (21,235)
    Realized gains                                   (32,355)     (45,718)
    Other                                            (96,758)     116,727
                                                  ----------   ----------
      Total underwriting                             624,370      624,173
                                                  ----------   ----------
Insurance brokerage:
  Net loss                                           (22,172)     (19,384)
  Adjustments:
    Change in premium balances                       (28,041)      20,834
    Change in accounts payable and
      accrued expenses                               (24,095)     (25,754)
    Depreciation and goodwill amortization            20,438       15,484
    Other                                             19,225       32,279
                                                  ----------   ----------
      Total insurance brokerage                      (34,645)      23,459
                                                  ----------   ----------
Investment banking-asset management:
  Net income                                          37,997       33,509
  Adjustments:
    Change in inventory securities                    40,919      246,017
    Change in short-term investments                (104,401)    (215,990)
    Change in open security transactions              (2,810)      10,668
    Change in short-term borrowings                        -      (80,383)
    Other                                             52,353       47,748
                                                  ----------   ----------
      Total investment banking-asset management       24,058       41,569
                                                  ----------   ----------
Parent company and consolidating eliminations:
  Net loss                                           (33,605)     (23,092)
  Realized gains                                      (5,705)      (4,980)
  Adjustments                                         42,016          724
                                                  ----------   ----------
      Total parent company and
        consolidating eliminations                     2,706      (27,348)
                                                  ----------   ----------
      Net cash provided by operating activities      616,489      661,853
                                                  ----------   ----------
INVESTING ACTIVITIES
Purchase of investments                           (2,015,989)  (1,531,623)
Sales and maturities of investments                1,336,941    1,168,608
Change in short-term investments                      56,399     (133,098)
Change in open security transactions                 (28,876)      (2,563)
Net purchases of office properties and equipment     (37,322)     (37,852)
Other                                                (50,628)     (12,872)
                                                  ----------   ----------
      Net cash used by investing activities         (739,475)    (549,400)
                                                  ----------   ----------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock        (107,897)    (101,576)
Proceeds from issuance of company-obligated
  mandatorily redeemable preferred securities
  of St. Paul Capital L.L.C.                         207,000            -
Proceeds from issuance of debt                       192,900       73,718
Reacquired common shares                                (497)     (34,150)
Repayment of debt                                   (185,844)     (20,350)
Other                                                   (818)     (16,898)
                                                  ----------   ----------
      Net cash provided by (used in) financing
         activities                                  104,844      (99,256)
                                                  ----------   ----------
Effect of exchange rate changes on cash                  140          300
                                                  ----------   ----------
      Increase (decrease) in cash                    (18,002)      13,497
Cash at beginning of period                           46,664       25,420
                                                  ----------   ----------
      Cash at end of period                          $28,662       38,917
                                                     =======      =======

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
September 30, 1995

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings per Share
--------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding.

                                      Three Months Ended Nine Months Ended
                                         September 30       September 30
                                       ----------------   ----------------
                                        1995      1994     1995     1994
                                       ------    ------   ------   ------
                                                 (In thousands)

PRIMARY
Net income, as reported                $142,399   129,808  365,962  322,007
PSOP preferred dividends declared
  (net of taxes)                         (2,159)   (2,129)  (6,444)  (6,343)
                                       --------  -------- -------- --------
    Net income, as adjusted            $140,240   127,679  359,518  315,664
                                       ========  ======== ======== ========

FULLY DILUTED
Net income, per financial statements   $142,399   129,808  365,962  322,007
Additional PSOP expense (net of taxes)
 due to assumed conversion of
 preferred stock                           (867)     (944)  (2,612)  (2,841)
Dividend on monthly income preferred
 securities (net of taxes)(see Note 8)    2,018         -    3,027        -

                                       --------  -------- -------- --------
    Net income, as adjusted            $143,550   128,864  366,377  319,166
                                       ========  ======== ======== ========

ADJUSTED AVERAGE COMMON SHARES
OUTSTANDING
Primary                                  85,566    84,696   85,373   84,816
                                       ========  ======== ======== ========

Fully diluted                            93,414    88,696   91,570   88,872
                                       ========  ======== ======== ========


Adjusted average common shares outstanding include the common and common equivalent shares outstanding for the period and, for fully diluted EPS, common shares that would be issuable upon conversion of PSOP preferred stock and the monthly income preferred securities issued by St. Paul Capital L.L.C. (see Note 8).

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
-------------------
Investment Activity. A summary of investment transactions is presented below.

                                  Nine Months Ended September 30
                                  ------------------------------
                                          1995       1994
                                         ------     ------
                                          (In thousands)

Purchases:
  Fixed maturities                    $1,206,888    872,016
  Equities                               648,154    533,010
  Real estate                            108,589     64,666
  Venture capital                         46,938     52,817
  Other investments                        5,420      9,114
                                       ---------  ---------
    Total purchases                    2,015,989  1,531,623
                                       ---------  ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                240,652    195,665
    Maturities and redemptions           433,306    396,995
  Equities                               588,601    542,960
  Venture capital                         64,260     19,744
  Real estate                              7,520        202
  Other investments                        2,602     13,042
                                       ---------  ---------
    Total sales and maturities         1,336,941  1,168,608
                                       ---------  ---------
    Net purchases                       $679,048    363,015
                                       =========  =========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                             Nine Months Ended   Twelve Months Ended
                            September 30, 1995    December 31, 1994
                            ------------------   -------------------
                                            (In thousands)

Fixed maturities                  $543,472            (847,554)
Equities                           105,758             (30,106)
Venture capital                     42,423              (4,064)
                                  --------             -------
  Total change in pretax
   unrealized appreciation         691,653            (881,724)
Increase (decrease) in deferred
  tax asset due to change
  in unrealized appreciation      (236,698)            306,828
                                  --------            --------
  Total change in unrealized
   appreciation, net of taxes     $454,955            (574,896)
                                  ========            ========

Restricted Funds. Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $361 million at September 30, 1995, and $385 million at December 31, 1994.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 4  Income Taxes
--------------------

The components of the income tax provision are as follows:

                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                 ------------------    ------------------
                                    1995      1994       1995       1994
                                   ------    ------     ------     ------
                                                (In thousands)

Federal current tax expense      $53,825     37,280    145,085    100,130
Federal deferred tax benefit     (19,190)    (6,710)   (50,207)   (28,338)
                                 -------    -------    -------    -------
  Total federal income tax
    expense                       34,635     30,570     94,878     71,792
Foreign income taxes                (260)     3,479      4,875      8,940
State income taxes                 1,331      1,344      3,790      3,659
                                 -------    -------    -------    -------
  Total income tax expense       $35,706     35,393    103,543     84,391
                                 =======    =======    =======    =======


Note 5  Contingent Liabilities
------------------------------

In the ordinary course of conducting business, the company and some of its subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by those companies. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of our operations in certain ways. Although it is possible that the settlement of a contingency may be material to the company's results of operations and liquidity in the period in which the settlement occurs, the company believes that the total amounts that it and its subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on the company's overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See "Environmental Pollution and Asbestos Claims" in Management's Discussion and Analysis for information on these claims.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 6  Debt
------------

Debt consists of the following:

                             September 30,        December 31,
                                  1995                1994
                           ------------------   -----------------
                             Book      Fair      Book       Fair
                             Value    Value      Value      Value
                             -----    -----      -----      -----
                                       (In thousands)

Medium-term notes          $397,435   402,500   204,433    189,400
9 3/8% notes                 99,979   103,500    99,971    102,800
Commercial paper             88,742    88,742   275,635    275,635
Guaranteed ESOP debt         27,779    29,100    36,112     37,200
Pound sterling loan notes     6,340     6,340     6,473      6,473
                            -------   -------   -------    -------
    Total debt             $620,275   630,182   622,624    611,508
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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                Three Months Ended     Nine Months Ended
                                   September 30          September 30
                               --------------------  ---------------------
                                  1995      1994        1995        1994
                                  ----      ----        ----        ----
                                             (In thousands)

Premiums written:
  Direct                       $1,076,797  1,023,153  2,828,803  2,593,853
  Assumed                         224,685    173,122    750,207    610,598
  Ceded                          (143,854)  (187,459)  (409,893)  (469,945)
                                ---------  ---------  ---------  ---------
    Net premiums written       $1,157,628  1,008,816  3,169,117  2,734,506
                                =========  =========  =========  =========
Premiums earned:
  Direct                         $928,783   852,270   2,715,737  2,447,687
  Assumed                         222,705   175,025     656,450    540,412
  Ceded                          (158,171) (164,472)   (440,973)  (433,917)
                                ---------  ---------  ---------  ---------
    Net premiums earned          $993,317   862,823   2,931,214  2,554,182
                                =========  =========  =========  =========
Insurance losses and loss
 adjustment expenses:
  Direct                         $652,304   565,799   1,894,286  1,617,135
  Assumed                         181,845   121,689     557,391    481,222
  Ceded                          (119,847)  (71,030)   (333,546)  (222,265)
                                ---------  ---------  ---------  ---------
    Net insurance losses and
     loss adjustment expenses    $714,302   616,458   2,118,131  1,876,092
                                =========  =========  =========  =========


Note 8  Company-obligated Mandatorily Redeemable Preferred
          Securities of St. Paul Capital L.L.C.
----------------------------------------------------------

On May 16, 1995, the company issued, through St. Paul Capital L.L.C.("SPCLLC"), 4,140,000 company-obligated mandatorily redeemable preferred securities, generating proceeds of $207 million. These securities are also known as convertible monthly income preferred securities (MIPS). The MIPS pay a monthly dividend at an annual rate of 6% of the liquidation preference of $50 per security. The company directly or indirectly owns all of the common shares of SPCLLC, a special purpose limited liability company which was formed for the sole purpose of issuing these MIPS. The company has effectively fully and unconditionally guaranteed SPCLLC's obligations under the MIPS. The MIPS are convertible into 0.8475 shares of the company's common stock (equivalent to a conversion price of $59 per share). The MIPS are redeemable after four years but may be redeemed by the company before four years upon the occurrence of certain events.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


SPCLLC used the proceeds of the MIPS sale and capital contributions from the company (together totaling $262 million) to purchase 6% convertible subordinated debentures issued by the company. These debentures are due May 31, 2025 and interest is payable monthly. The debentures are the sole asset of SPCLLC and are eliminated in the company's consolidated balance sheet.


Note 9  Reclassification of Net Convertible Preferred Stock
-----------------------------------------------------------

In the third quarter of 1995, the company reclassified the net convertible preferred stock balance associated with its Preferred Stock Ownership Plan
(PSOP) to permanent shareholders' equity. The company had previously classified this item on its balance sheet between liabilities and common shareholders' equity.

The PSOP trust, which holds the preferred shares, may at any time convert any or all preferred shares into shares of the company's common stock at a rate of four shares of common stock for each preferred share. The company's board of directors had, at the inception of the PSOP, reserved a sufficient number of its authorized common shares to satisfy the conversion of all preferred shares issued to the PSOP trust. In addition, preferred shares may be redeemed by the trust to meet employee distribution requirements.
The company, at its option, may make the payment required, upon redemption of the preferred shares, in the form of cash or through the issuance of its common shares. Until August 1995, the company's intent and practice had been to pay for the preferred share redemptions with cash. Beginning in September 1995, the company's intent and practice has been and will continue to be to issue shares of the company's common stock to the trust to fulfill the redemption obligations.

As a result of the company's intent to exclusively issue common shares to the trust in the future, its net convertible preferred stock balance is classified as permanent equity. The company reclassified the Dec. 31, 1994, preferred stock balance to conform to the 1995 presentation.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 1995

Consolidated Results
--------------------

Third quarter consolidated pretax earnings of $178 million in 1995 increased 8% over comparable 1994 earnings of $165 million. Improved results in the underwriting segment were the primary factor in the growth in earnings over 1994. Insurance brokerage and investment banking-asset management earnings also improved over the third quarter of 1994. Year-to-date pretax income in 1995 of $470 million was significantly higher than 1994 nine-month earnings of $406 million, driven by reduced underwriting losses and an increase in investment income in the underwriting segment.

Consolidated revenues of $1.36 billion in the third quarter of 1995 increased 14% over the comparable period of 1994, largely due to strong growth in insurance premiums earned. Year-to-date revenues of $3.96 billion were more than $400 million higher than 1994's nine-month total.

Results by Segment
------------------

Results by industry segment were as follows (in millions):

                                        Three Months EndedNine Months Ended
                                           September 30     September 30
                                        -----------------------------------
                                           1995   1994      1995    1994
Pretax income (loss):                      ----   ----      ----    ----
 Underwriting:
  GAAP underwriting result               $ (25)    (20)      (66)  (117)
  Net investment income                    184     169       543    498
  Realized investment gains                 23      12        32     46
  Other                                    (11)     (2)      (33)   (19)
                                          ----    ----      ----   ----
    Total underwriting                     171     159       476    408
 Insurance brokerage                         5       2       (14)   (11)
 Investment banking-asset management        22      19        61     54
 Parent and other                          (20)    (15)      (53)   (45)
                                          ----    ----      ----   ----
    Income before income taxes             178     165       470    406
Income tax expense                          36      35       104     84
                                          ----    ----      ----   ----
    Net income                           $ 142     130       366    322
                                          ====    ====      ====   ====
    Net income per common share          $1.54    1.45      4.00   3.59
                                          ====    ====      ====   ====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
------------

The underwriting segment's pretax earnings of $171 million in the third quarter were 7% higher than earnings of $159 million in the same quarter of 1994. Growth in investment income and realized investment gains more than offset the catastrophe-driven deterioration in underwriting results and an increase in other expenses compared to 1994.

The following summarizes key financial results by underwriting operation:

                                         Three Months       Nine Months
                            % of 1995   Ended Sept. 30    Ended Sept. 30
                             Written   ---------------    ---------------
($ in Millions)             Premiums    1995      1994     1995     1994
---------------             --------    ----      ----     ----     ----
Specialized Commercial:
 Written Premiums             31%       $336     280        975    820
 Underwriting Result                    $(26)    (21)       (73)   (77)
 Combined Ratio                        107.4   107.2      106.6  108.0

Medical Services:
 Written Premiums             16%       $242     214        508    510
 Underwriting Result                     $14      28         66     98
 Combined Ratio                         86.6    78.1       85.1   78.6

Personal Insurance:
 Written Premiums             16%       $178     168        508    481
 Underwriting Result                     $(8)     (8)       (18)   (25)
 Combined Ratio                        104.1   104.6      103.1  104.9

Commercial:
 Written Premiums             14%       $166     151        454    392
 Underwriting Result                     $(5)    (15)       (20)   (63)
 Combined Ratio                        101.1   108.3      103.8  115.9
                             ----      -----   -----      -----  -----
  Total St. Paul Fire and Marine:
 Written Premiums             77%       $922     813      2,445  2,203
 Underwriting Result                    $(25)    (16)       (45)   (67)
 Combined Ratio                        100.7    99.9      100.9  101.9

Reinsurance:
 Written Premiums             18%       $170     132        570    408
 Underwriting Result                      $2       2         (2)   (29)
 Combined Ratio                         99.9    99.2       99.4  107.9

International:
 Written Premiums              5%        $66      64        154    124
 Underwriting Result                     $(2)     (6)       (19)   (21)
 Combined Ratio                         98.8   106.9      112.6  115.6
                             ----      -----   -----      -----  -----
Total:
 Written Premiums            100%     $1,158   1,009      3,169  2,735
 GAAP Underwriting Result               $(25)    (20)       (66)  (117)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio            71.9    71.4       72.3   73.5
 Underwriting Expense Ratio             28.5    28.5       29.0   29.9
                                       -----   -----      -----  -----
 Combined Ratio                        100.4    99.9      101.3  103.4
                                       =====   =====      =====  =====
 Combined Ratio Including
  Policyholders' Dividends             100.7   100.0      101.4  103.4
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

Third quarter written premiums of $1.16 billion increased 15% over 1994's third quarter total of $1.01 billion. All major reporting lines of business experienced premium growth over 1994. Specialized Commercial volume was $56 million higher than 1994, driven by new business in the National Accounts, Financial Services and Ocean Marine business centers. Premium volume for Medical Services increased $28 million over the third quarter of 1994, reflecting the transition to annual policy terms for the remainder of its physicians and surgeons book of business. Reinsurance premiums grew 29% over the same period of 1994, primarily due to approximately $29 million in incremental premiums from the renewal of certain reinsurance business acquired from a subsidiary of the CIGNA Corporation in 1994.

Year-to-date written premiums in 1995 of $3.17 billion were 16% higher than the first nine months of 1994, primarily due to growth in Reinsurance, Specialized Commercial and Commercial premiums.

The third quarter GAAP underwriting loss of $25 million was $5 million worse than the same period of 1994. Several hurricanes contributed to catastrophe losses of $28 million in the quarter, which offset improvement in underlying loss experience in several lines of business. Catastrophe losses in the same period of 1994 were $10 million. The following business centers were factors in the change in third quarter underwriting losses compared to 1994:

     - Medical Services - $14 million worse than 1994 - The magnitude of favorable prior year loss development has diminished compared to 1994, resulting in a smaller underwriting profit.

     - Specialized Commercial - $5 million worse than 1994 - Increased losses from the company's participation in insurance pools and less favorable loss experience in the National Accounts and Construction lines offset improvement in several other Specialized Commercial business sectors.

     - Commercial - $10 million better than 1994 - Improved loss experience in the general liability sector drove the decline in underwriting loss in 1995.

     - International - $4 million better than 1994 - Favorable loss experience on personal and commercial business in the United Kingdom was the major factor in the improvement over 1994.

     - Reinsurance - level with 1994 - Improvement in noncatastrophe loss experience offset an $18 million increase in catastrophe losses in 1995.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The nine-month GAAP underwriting loss of $66 million was $51 million better than the 1994 loss of $117 million. Underwriting results in the Commercial line improved $43 million from 1994, due to improved results from several types of commercial coverages. Reinsurance underwriting losses were $27 million less than 1994, primarily due to improved noncatastrophe loss experience. Losses from involuntary workers' compensation coverages in several lines of business have also declined in 1995. Medical Services' underwriting profit for the first nine months of 1995 was $32 million less than the same period of 1994. While still performing strongly, the extent of Medical Services' favorable prior year loss development was not as great as in the first nine months of 1994. The underwriting segment's total catastrophe losses of $99 million through the first nine months of 1995 were level with the same period of 1994. The company estimates that it will incur approximately $25 million to $30 million of pretax losses in the fourth quarter from Hurricane Opal, which struck in October 1995.

The underwriting segment's pretax investment income for the third quarter and nine months of 1995 was 9% higher than the same periods of 1994. Continued strong cash flows from operations in 1995 have resulted in a net increase of $439 million in fixed-maturity investments since the end of 1994. The weighted average pretax yield on the long-term fixed maturities portfolio was 7.3% on Sept. 30, 1995, virtually level with the 7.4% yield at the same time in 1994. The majority of investment purchases in 1995 have consisted of taxable fixed maturities; however, tax-exempt securities have dominated investment purchases in recent months due to growing yields on those securities and changes in the company's tax position.

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

The following table represents a reconciliation of total gross and net pollution reserve development for the nine months ended September 30, 1995, and the years ended Dec. 31, 1994 and 1993. Amounts in the "net" column are reduced by reinsurance recoverable.

                              1995            1994           1993
Pollution                 (nine months)       ----           ----
---------                  ------------
(in millions)              Gross    Net   Gross   Net    Gross    Net
                           -----   -----  -----  -----   -----   -----
Beginning reserves          $275     200    105     73      88      62
Incurred losses               49      49     71     56      32      22
IBNR allocation                -       -    132     95       -       -
Paid losses                  (36)    (19)   (33)   (24)    (15)    (11)
                             ---     ---    ---    ---     ---     ---
Ending reserves             $288     230    275    200     105      73
                             ===     ===    ===    ===     ===     ===

Many significant pollution claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago. Since 1970, the company's Commercial General Liability policy form has included a specific pollution exclusion, and, since 1986, an industry standard absolute pollution exclusion for policies underwritten in the United States.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended
September 30, 1995, and the years ended Dec. 31, 1994 and 1993:

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

                                    1995           1994         1993
Asbestos                        (nine months)      ----         ----
--------                        ------------
(in millions)                    Gross   Net   Gross   Net   Gross   Net
                                 -----  ----   -----  ----   -----  ----
Beginning reserves                $185   145      62    48      70    54
Incurred losses                     10     9      13    14      17    15
IBNR allocation                      -     -     127    95       -     -
Paid losses                        (12)   (8)    (17)  (12)    (25)  (21)
                                   ---   ---     ---   ---     ---   ---
Ending reserves                   $183   146     185   145      62    48
                                   ===   ===     ===   ===     ===   ===

Most of the asbestos claims the company has received pertain to policies written prior to 1986. Since 1986, for policies underwritten in the United States, the company's Commercial General Liability policy has used the industry standard absolute pollution exclusion, which the company believes applies to asbestos claims.

The company has previously reported on its involvement with Weavers Underwriting Agency ("Weavers"), a subsidiary of London United Investments PLC ("LUI"). Weavers managed five of LUI's insurance underwriting subsidiaries which eventually became insolvent in the early 1990's. From 1973 through 1980, a predecessor of the company's UK-based underwriting operation, St. Paul International Insurance Company Limited, was a member of the Weavers pool and accepted business from Weavers.

Because of insufficient information, the company has had difficulty in determining a reasonable estimate of a range of possible pollution and asbestos losses relating to Weavers business. Late in the third quarter of 1995, the company obtained new information concerning such possible losses and continues its evaluation of such information for potential additional losses arising from its involvement with Weavers. Based on this new information, the company is also evaluating the collectibility of reinsurance recoverables associated with these losses. The company expects that this evaluation is likely to be concluded in the fourth quarter of 1995 and may result in additional specific allocation of previously established IBNR reserves. The company believes that, although it is possible that an additional loss provision may result from this evaluation, any such provision would not materially impact its results of operations, liquidity or financial position.

Total gross pollution and asbestos reserves at September 30, 1995, of $471 million represented approximately 5% of gross consolidated reserves of $9.8 billion.

Insurance Brokerage
-------------------

The company's insurance brokerage segment (Minet) posted third quarter 1995 pretax earnings of $5 million, compared with earnings of $2 million in the same period of 1994. The improvement over 1994 resulted from an increase in investment income and a decline in the rate of expense

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

growth. Minet's year-to-date pretax loss was $14 million, compared with a loss of $11 million in the first nine months of 1994. Brokerage fees and commissions for both the third quarter and nine months of 1995 were virtually level with the same periods of 1994, reflecting the competitive worldwide market environment for insurance brokerage services.

Investment Banking-Asset Management
-----------------------------------

The company's portion of The John Nuveen Company's pretax earnings in the third quarter of 1995 was $22 million, compared with $19 million in the same period of 1994. Year-to-date, the company's portion was $61 million, an increase of $7 million over the first nine months of 1994. The company currently owns 77% of Nuveen.

The growth in Nuveen's earnings over 1994 resulted from a combination of flat expenses and a slight increase in revenues. The municipal bond market remains challenging in 1995, although it has stabilized somewhat compared to 1994. Nuveen's asset management revenues for the quarter and nine months were near 1994 levels. Total assets under management were $31.5 billion at Sept. 30, 1995, an increase of $1.8 billion since the end of 1994. Nuveen's underwriting and distribution revenues increased in 1995 due to inventory positioning profits resulting from the favorable market conditions in 1995. Unit Investment Trust sales for the first nine months of 1995 were $870 million, down slightly from 1994 sales of $901 million.

Capital Resources
-----------------

Common shareholders' equity at September 30, 1995 totaled $3.48 billion, an increase of $751 million, or 27%, since the end of 1994. The company's strong earnings and a significant increase in the market value of its fixed maturities portfolio were the primary factors driving the increase in equity. A rally in the bond market, fueled by a general decline in interest rates since the end of 1994, has resulted in an increase of nearly $360 million (net of taxes) in the unrealized appreciation of the company's fixed maturities portfolio.

In the second quarter of 1995, the company, through St. Paul Capital L.L.C., completed the sale of 4,140,000 convertible monthly income preferred securities (MIPS) paying a monthly dividend at an annual rate of 6%. Each preferred security is convertible at the option of the holder into 0.8475 shares of the company's common stock. Proceeds from the sale were $207 million. A portion of the proceeds was used to reduce the company's commercial paper debt, with the remainder invested in fixed maturity securities and available for general corporate purposes.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

At Sept. 30, 1995, debt outstanding totaled $620 million, virtually unchanged from the year-end 1994 total of $623 million. Under a shelf registration with the Securities and Exchange Commission, the company has issued $193 million in medium-term notes in 1995. This increase in debt was offset by a $187 million decrease in the amount of commercial paper outstanding. The ratio of debt to total capitalization fell to 14% at Sept. 30, 1995, down from 19% at year-end 1994 due to the significant growth in capital. The MIPS are included in the company's total capital.

In October 1995, the company announced that it may repurchase and retire up to one million of its outstanding common shares on the open market and through private transactions.

The company's ratio of earnings to fixed charges was 9.12 for the first nine months of 1995, compared with 9.18 for the same period of 1994.
The company's ratio of earnings to combined fixed charges and preferred stock dividends was 6.93 for the first nine months of 1995, compared with 7.19 for the same period of 1994. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

Liquidity
---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $616 million in the first nine months of 1995, compared to $662 million in 1994. The company's consolidated liquidity position remains strong due to the Underwriting segment's cash flows from underwriting and investment activities.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
        The information set forth in Note 5 to the consolidated financial statements included in Part I of this report is incorporated herein by reference.

        In its Form 10-Q for the quarter ended June 30, 1995, the company reported that in late May of 1995, a purported class action lawsuit brought in the District Court of Brazoria County, Texas was served on three subsidiaries of the company on behalf of persons who from 1983 through 1985 purchased interests in certain limited partnerships for which Damson Oil Corporation served as general partner. While the complaint seeks unspecified actual damages, treble damages, punitive damages, attorney fees, costs, and pre- and post-judgment interests, plaintiffs have sent the defendants (three of the company's subsidiaries) a demand letter under the Texas Deceptive Trade Practices Act seeking damages of $400 million. At the time of that report, the defendants had removed the case to the U.S. District Court for the Southern District of Texas, and plaintiffs were seeking to have the case remanded to Texas State Court. In September of 1995, the case was remanded to Texas State Court. These proceedings are being vigorously contested by the defendants, and the company recognizes that the final outcome of these proceedings, if adverse to the defendants, may materially impact the results of operations of the company in the period in which that outcome occurs, but believes it should not have a material adverse effect on its liquidity or overall financial position.

Item 2.   Changes in Securities.
        Not applicable.

Item 3.   Defaults Upon Senior Securities.
         Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
         Not applicable.

Item 5.   Other Information.
         Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth on page 26 of this report.

         (b) Reports on Form 8-K.

             1) The Registrant filed a Form 8-K Current Report, dated July 24, 1995, pertaining to the Registrant's press release of second quarter 1995 financial results.


             2) The Registrant filed a Form 8-K Current Report, dated October 23, 1995, pertaining to the Registrant's press release of third quarter 1995 financial results.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  November 13, 1995            By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Vice President
                                    and Corporate Secretary
                                    (Authorized Signatory)


Date:  November 13, 1995            By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                             EXHIBIT INDEX
                             -------------
                                                                How
Exhibit                                                        Filed
-------                                                        -----

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*.............................

(4)  Instruments defining the rights of security holders,
        including indentures*..................................

(10) Material contracts*.......................................

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

(27) Financial data schedule**................................. (1)

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

(1) Filed electronically under EDGAR Operational Program.