Form 10-K405
period 1995-12-31
ST PAUL COMPANIES INC /MN/
filed 1996-03-22
CIK 86312

                                FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---              EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the fiscal year ended December 31, 1995

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---               EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from            to
                                     -----------  -----------

                   Commission file number 0-3021

                   THE ST. PAUL COMPANIES, INC.
      (Exact name of Registrant as specified in its charter)

           Minnesota                          41-0518860
  -----------------------------           -------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

  385 Washington Street, Saint Paul, MN             55102
----------------------------------------          --------
(Address of principal executive offices)         (Zip Code)

 Registrant's telephone number,
      including area code                      612-310-7911
                                               ------------

    Securities registered pursuant to Section 12(b) of the Act:

Common Stock (without par value)       New York Stock Exchange
                                        London Stock Exchange
     Stock Purchase Rights             New York Stock Exchange
     ---------------------          -----------------------------
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

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 18, 1996, was $4,668,977,742. The number of shares of the Registrant's Common
Stock, without par value, outstanding at March 18, 1996, was 83,754,512.

An Exhibit Index is set forth at page 31 of this report.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------
Portions of the Registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 7, 1996, are incorporated by reference into Parts III and IV of this report.


                                           Page 1 of 31 pages

                                  PART I
                                  ------
Item 1.   Business.
------    --------

General Description

The St. Paul Companies, Inc. (The St. Paul) is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries comprise one of the oldest insurance organizations in the United States, dating back to 1853. The St. Paul is a management company principally engaged, through its subsidiaries, in three industry segments: property-liability insurance and reinsurance underwriting, insurance brokerage and investment banking-asset management. As a management company, The St. Paul oversees the operations of its subsidiaries and provides them with capital, management and administrative services. According to "Fortune" magazine's most recent rankings, The St. Paul was the 243rd largest U. S. corporation, based on total 1994 revenues. At March 18, 1996, The St. Paul and its subsidiaries employed approximately 12,300 persons.

The St. Paul's underwriting segment accounted for 89% of consolidated revenues in 1995. The brokerage and investment banking-asset management segments accounted for 7% and 4% of consolidated revenues, respectively, in 1995. Note 15 on pages 65 and 66 of The St. Paul's 1995 Annual Report to Shareholders, which discloses revenues, income (loss) before income taxes and identifiable assets for The St. Paul's industry segments and by geographic areas for the last three years, is incorporated herein by reference.

The following table lists the sources of The St. Paul's consolidated revenues for each of the last three years:

                                     Percentage of
                                 Consolidated Revenues

                                   1995      1994      1993
                                   ----      ----      ----
Insurance Underwriting:
 St. Paul Fire and Marine:
    Specialized Commercial         22.8%     21.6%     22.7%
    Personal Insurance             12.1      13.2      8.1
    Medical Services               11.2      13.6      15.4
    Commercial                     10.8      10.6      12.2
                                   ----      ----      ----
     Total Fire and Marine         56.9      59.0      58.4
 St. Paul Re                       12.1      10.3      8.9
 St. Paul International
   Underwriting                     4.4       3.3       4.0
 Net investment income             13.5      14.4      14.5
 Realized investment gains          1.4       0.7       1.1
 Other                              0.7       0.6       0.7
                                   ----      ----      ----
      Total underwriting           89.0      88.3      87.6
Insurance brokerage                 6.8       7.4       7.2
Investment banking-
   asset management                 4.4       4.7       5.5
Parent company
   and eliminations                (0.2)     (0.4)     (0.3)
                                   ----      ----      ----
      Total                       100.0%    100.0%    100.0%
                                  =====     =====     =====

UNDERWRITING

Overview. The St. Paul's underwriting business is conducted through three principal operations. St. Paul Fire and Marine (Fire and Marine) is The St. Paul's U.S. insurance underwriting operation. Fire and Marine underwrites property and liability insurance and provides insurance-related products and services to commercial, professional and individual customers throughout the United States. The St. Paul's reinsurance business operates under the name St. Paul Re, which underwrites reinsurance for leading property-liability insurance companies worldwide. St. Paul International Underwriting provides primary property-liability insurance coverages outside the United States, and insurance on U.S. risks of foreign policyholders.

The primary sources of the underwriting operations' revenues are premiums earned from insurance and reinsurance policies, and income earned from the investment portfolio. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, The St. Paul's underwriting operations ranked 16th on the basis of 1994 written premiums.


Principal Departments and Products

The "Underwriting Results by Operation" table on page 19 of The St. Paul's 1995 Annual Report to Shareholders, which summarizes written premiums, underwriting results and combined ratios for each of its underwriting operations for the last three years, is incorporated herein by reference. The following discussion summarizes the business structure of The St. Paul's underwriting operations.

St. Paul Fire and Marine

Fire and Marine underwrites insurance through the following business units:

Specialized Commercial. Based on written premiums, this is the largest of Fire and Marine's operations. Specialized Commercial includes a number of individual underwriting operations organized according to market segments or along product lines. Specialized Commercial, in general, provides coverage for damage to the customer's property (fire, inland marine and auto), liability for bodily injury or damage to the property of others (general liability, auto liability and excess), workers' compensation insurance, and various professional liability coverages.

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

The following operations are organized along specific product lines.
Surety underwrites surety bonds, primarily for construction contractors, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Based on 1994 written premiums, Fire and Marine's surety operation ranked as the fourth-largest underwriter of surety bonds in the United States. Ocean Marine provides a variety of property and liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection. Professional Liability markets errors and omissions coverage for lawyers, insurance agents and other nonmedical professionals, including directors and officers. Surplus Lines underwrites products liability insurance, umbrella and excess liability coverages, property insurance for high-risk classes of business, and coverages for unique, sometimes one-of-a-kind risks. Special Property provides property insurance programs for large commercial accounts.

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

Effective Jan. 1, 1996, Specialized Commercial was restructured to more closely align its operations with the industry groups they serve. Three new business centers were formed - Manufacturing, Services Industry and Transportation/Programs. The National Accounts operation was eliminated. The large commercial risks previously underwritten in that operation are now underwritten in the respective individual Specialized Commercial operations.

Personal Insurance. This operation provides property and liability insurance coverages for individuals. Through a variety of monoline and package policies, individuals can acquire coverages to protect personal property such as homes, automobiles and boats, as well as to provide coverage for personal liability.

Medical Services. Medical Services underwrites professional liability, property and general liability insurance for the health care delivery system. Products include coverages for health care professionals (physicians and surgeons, dental professionals and nurses); individual health care facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems (hospital networks and managed care systems). Specialized claim and loss control services are vital components of Medical Services' insurance products and services. Fire and Marine is the largest medical liability insurer in the United States, with premium volume representing approximately 10% of the U.S. market in 1994 based on premium data published in "Best's Review."

Commercial. Fire and Marine's Commercial underwriting operation offers property and liability insurance to a broad range of small to midsize commercial enterprises. Business coverages marketed include package, general liability, umbrella and excess liability, commercial auto and fire, inland marine and workers' compensation. Commercial offers tailored coverages and insurance products for specific customer groups such as golf courses, museums, colleges and schools, amusement and recreation organizations, manufacturers, wholesalers and processors. Coverages marketed to the small commercial customer include the Package Accounts for Commercial Enterprises (PACE) policies for offices, retailers and family restaurants.

St. Paul Re

St. Paul Re underwrites reinsurance in both domestic and international insurance markets (referred to as "assumed reinsurance"). Reinsurance is an agreement through which one insurance company will transfer some of the risk it has underwritten to another insurer and will pay a premium in order to do so. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance. St. Paul Re underwrites both treaty and facultative reinsurance for property, liability, ocean marine, surety and specialty coverages. According to data published by the Reinsurance Association of America, St. Paul Re ranked as the seventh largest U.S. reinsurance underwriter based on written premium volume for the first nine months of 1995.

In late 1994, St. Paul Re purchased from CIGNA Corporation the opportunity to renew most of the international business underwritten by CIGNA
Reinsurance-Property & Casualty. In 1995, the renewal of CIGNA business accounted for $119 million of St. Paul Re's written premiums for the year.

St. Paul International Underwriting

St. Paul International Underwriting includes primary insurance written outside the United States. It also includes insurance written for foreign operations of multinational corporations based in the United States, and insurance written to cover exposures in the United States for foreign-based companies. This operation offers a broad range of commercial and personal lines products and services tailored to meet the unique needs of customers in each of the indigenous markets which it serves.

Principal Markets and Methods of Distribution

St. Paul Fire and Marine Insurance Company and its subsidiaries are licensed and transact business in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands. Fire and Marine's business is broadly distributed throughout the United States, with a particularly strong market presence in the Midwestern region. Five percent or more of Fire and Marine's 1995 property-liability written premiums were produced in each of Illinois, Minnesota, California and Texas.

Fire and Marine's business is produced primarily through approximately 6,400 independent insurance agencies and national insurance brokers. Fire and Marine maintains 12 regional offices in major cities throughout the United States and 90 additional service offices in the United States to respond to the needs of agents, brokers and policyholders.

St. Paul Re produces business from its New York and London headquarters, as well as from its offices in Miami, Brussels, Singapore and Tokyo. St. Paul Re obtains business primarily through the broker or intermediary market. Approximately 50% of St. Paul Re's business in 1995 originated from outside the United States.

St. Paul International Underwriting is headquartered in London and underwrites insurance through indigenous operations in several markets outside the United States, including Africa, Canada, the Netherlands, the Republic of Ireland, Spain and the United Kingdom.


Reserves for Losses and Loss Adjustment Expenses

General Information. When claims are made by or against policyholders, any amounts that The St. Paul's underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). Reserves are established that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE cover claims that were incurred not only in 1995 but also in prior years. These reserves include estimates of the total cost of claims that have already been reported but not yet settled, and those that have been incurred but not yet reported. Loss reserves are established on an undiscounted basis, and are reduced for estimates of salvage and subrogation.

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

Ten-year Development. The table on page 7 presents a development of net loss and LAE reserve liabilities and payments for the years 1985 through 1995. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each of the years indicated. Loss development data for The St. Paul's U.K.-based reinsurance and international underwriting operations are included in the table from 1988 to 1995.

The upper portion of the table, which shows the re-estimated amount relating to the previously recorded liability, is based upon experience as of the end of each succeeding year. This estimate is either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The "Cumulative redundancy (deficiency)" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1985 reserve of $3,364 million developed up to $3,477 million, or a $113 million deficiency, by the end of 1986. By the end of 1995, the 1985 reserve had developed a deficiency of $419 million. The changes in the estimate of 1985 loss reserves were reflected in operations during the past ten years.

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

The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 1995), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on The St. Paul's balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 1995) and the related re-estimated reinsurance recoverable. The St. Paul did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for its foreign underwriting operations.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 1995, $3,431 million of the currently estimated $3,783 million of losses and LAE that have been incurred for the years up to and including 1985 have been paid. Thus, as of Dec. 31, 1995, it is estimated that $352 million of incurred losses and LAE are unpaid for the years up to and including 1985.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1994 reserves that relates to 1985 losses is included in the cumulative redundancy or deficiency amount for the years 1985 through 1994.

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

Analysis of Loss and Loss Adjustment Expense (LAE) Development
(in millions)


Year ended December 31    1985  1986   1987   1988    1989   1990  1991   1992   1993    1994   1995
----------------------    ----  ----   ----   ----    ----   ----  ----   ----   ----    ----   ----
Net liability for
 unpaid losses and LAE  $3,364  4,043  4,745  5,502  5,907  6,279  6,688  7,207  7,640  7,890  8,393
                         =====  =====  =====  =====  =====  =====  =====  =====  =====  =====  =====
Liability re-estimated
 as of:
One year later           3,477  4,087  4,727  5,313  5,656  6,037  6,436  6,984  7,312  7,642
Two years later          3,625  4,078  4,489  4,914  5,338  5,787  6,260  6,703  7,027
Three years later        3,652  3,955  4,268  4,789  5,135  5,628  6,066  6,563
Four years later         3,597  3,874  4,226  4,731  5,027  5,490  6,063
Five years later         3,572  3,874  4,178  4,707  4,975  5,521
Six years later          3,624  3,885  4,180  4,682  5,058
Seven years later        3,652  3,914  4,169  4,796
Eight years later        3,688  3,951  4,163
Nine years later         3,742  3,983
Ten years later          3,783
Cumulative redundancy
 (deficiency)          $  (419)    60    582    706    849    758    625    644    613    248
                         =====   ====  =====  =====  =====  =====  =====  =====  =====  =====
Cumulative redundancy
(deficiency) excluding
 foreign exchange (1)   $ (419)    60    582    720    834    764    641    647    617    256
                         =====  =====  =====  =====  =====  =====  =====  =====  =====  =====

Net liability for
unpaid losses and LAE                                                     7,207  7,640  7,890  8,393
Reinsurance recoverable on
 unpaid losses                                                            1,606  1,545  1,533  1,854
                                                                          -----  -----  ----- ------
Gross liability                                                           8,813  9,185  9,423 10,247
                                                                          =====  =====  ===== ======
Gross re-estimated
 liability:
One year later                                                            8,692  8,842  9,599
Two years later                                                           8,389  8,934
Three years later                                                         8,622

Gross cumulative
 redundancy (deficiency)                                                    191    251   (176)
                                                                            ===    ===    ===

Gross cumulative
 redundancy (deficiency) excluding
 foreign exchange (1)                                                       166    241   (199)
                                                                            ===    ===    ===

Cumulative amount of net
 liability paid through:
One year later             976  1,008  1,101  1,196  1,318  1,450  1,452  1,547  1,566  1,591
Two years later          1,666  1,787  1,884  2,044  2,209  2,361  2,493  2,576  2,608
Three years later        2,185  2,332  2,466  2,646  2,797  3,015  3,155  3,245
Four years later         2,548  2,732  2,869  3,043  3,216  3,442  3,584
Five years later         2,812  3,012  3,132  3,348  3,496  3,713
Six years later          3,008  3,205  3,322  3,554  3,674
Seven years later        3,157  3,343  3,453  3,691
Eight years later        3,258  3,447  3,573
Nine years later         3,343  3,551
Ten years later          3,431

Cumulative amount of
 gross liability paid
 through:
One year later                                                            1,935  1,872  1,958
Two years later                                                           3,199  3,136
Three years later                                                         4,047


(1) The results of The St. Paul's U.K.-based operations translated from original currencies into U.S. dollars are included with The St. Paul's
    U.S. underwriting operations in this table from 1988 to 1995. The foreign currency translation impact on the cumulative redundancy
    (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates at the end of the year in which the liabilities were re-estimated.


Note 6 on pages 56 and 57 of the 1995 Annual Report to Shareholders, which includes a reconciliation of beginning and ending loss reserve liabilities for each of the last three years, is incorporated herein by reference. Additional information about The St. Paul's reserves is contained in the "Insurance Reserves" and "Environmental and Asbestos Claims" sections of "Management's Discussion and Analysis" on pages 30 through 34 of the 1995 Annual Report to Shareholders, which are incorporated herein by reference.

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

The St. Paul strives to achieve the following objectives with respect to ceded reinsurance:

  1)   Protect its assets from large individual risk and occurrence losses.

  2) Provide its respective underwriting operations with the capacity necessary to write large limits on accounts.

The collectibility of reinsurance is subject to the solvency of reinsurers. The St. Paul's Reinsurance Security Committee, which has established financial standards to determine qualified, financially secure reinsurers, guides the placement of ceded reinsurance. Uncollectible reinsurance recoverables have not had a material adverse impact on The St. Paul's results of operations, liquidity or financial position. Note 13 on pages 64 and 65 of the 1995 Annual Report to Shareholders, which provides a schedule of ceded reinsurance information, is incorporated herein by reference.

INSURANCE BROKERAGE

The St. Paul's insurance brokerage segment, Minet, provides insurance and reinsurance broking and risk advisory services for major corporations and large professional organizations worldwide. According to the most recent rankings by "Business Insurance," Minet is the tenth largest international insurance brokerage organization in the world, based on total 1994 revenues. Minet is based in London and has 125 offices in 32 countries throughout North America, Europe, Africa, Asia and Australia.

Minet operates through six business units, each focusing on distinct client groups. International Retail serves clients in Asia, Africa, Australia and Europe. Retail brokers act on behalf of organizations such as corporations and partnerships by providing risk management services and procuring insurance coverages. International Broking, through its wholesale broking operations, provides access to Lloyd's of London and other markets for the purpose of assembling underwriting capacity for specialized insurance programs for clients throughout the world. Wholesale brokers act on behalf of retail brokers by procuring specialty insurance coverages. Minet's North American operations include retail brokerage and advisory services for professional clients and major industrial and service corporations. This business unit includes Minet's U.S. wholesale brokerage network, Swett & Crawford, which, according to the most recent rankings in terms of total 1994 revenues by "Business Insurance," is the largest wholesale insurance broker in the United States. Reinsurance provides facultative and treaty intermediary services to insurance companies throughout the world. Minet Risk Services provides consulting and actuarial services to clients worldwide, and also provides management services to captive insurance companies. Global Professional Services provides insurance brokerage services to the world's largest accounting firms, as well as law firms, law societies and insurance companies.

Minet in recent years has expanded the scope of its specialty brokerage operations by acquiring several small, specialized brokers throughout the world to complement its existing worldwide client base and market network.


INVESTMENT BANKING-ASSET MANAGEMENT

The John Nuveen Company (Nuveen) is the St. Paul's investment banking-asset management subsidiary. The St. Paul and Fire and Marine currently hold a combined 78% interest in Nuveen.

Through John Nuveen & Co. Incorporated, a wholly-owned subsidiary, Nuveen markets tax-free, open-end and closed-end (exchange-traded) managed funds. Nuveen also underwrites and trades municipal bonds and tax-free unit investment trusts (UITs). Nuveen markets its funds and UITs to individuals through registered representatives associated with unaffiliated national and regional broker-dealers and other financial organizations. Through its Municipal Finance Department, the firm also serves state and local governments and their authorities by financing community projects through both negotiated and competitive financings.

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

As the leading sponsor of tax-free UITs, Nuveen currently sponsors trusts with assets of $15.5 billion in 50 different national, state and insured portfolios. Nuveen also manages 21 tax-free, open-end mutual funds and money market funds with net assets of approximately $7 billion in national, state, insured and money market portfolios. In addition, Nuveen manages 60 exchange-traded funds with approximately $26 billion in net assets, which are traded on national stock exchanges.

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

  2) to provide for long-term growth in the market value of the investment portfolio through investments in certain other investment classes, such as equity securities, real estate and venture capital.

The St. Paul has had limited involvement with derivative financial instruments, primarily to hedge against fluctuations in interest rates, equity security values and foreign currency values. The St. Paul has not participated in the derivatives market for trading or speculative purposes.

Fixed Maturities. Fixed maturities constituted 79% of The St. Paul's investment portfolio at Dec. 31, 1995. The following table presents information about the fixed maturities portfolio for the last five years (dollars in millions).

                                            Weighted     Weighted
       Amortized    Market     Pretax Net   Average       Average
       Cost at      Value at   Investment    Pretax      After-tax
Year   Year-end     Year-end     Income      Yield         Yield
----   --------     --------     ------      ------      --------
1995   $9,715.0    $10,372.9     $665.4        7.2%         5.6%
1994    8,913.4      8,828.7      626.3        7.4%         5.7%
1993    8,385.1      9,148.0      607.1        7.4%         5.9%
1992    7,731.2      8,236.3      605.2        8.0%         6.5%
1991    7,230.3      7,722.1      589.0        8.4%         6.8%

The St. Paul determines the mix of its investments in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. Fixed maturity purchases in 1995 were comprised of intermediate-term, investment-grade taxable and tax-exempt securities. The fixed maturities portfolio is carried on The St. Paul's balance sheet at estimated market value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity. At Dec. 31, 1995, pretax unrealized appreciation totaled $658 million.

The fixed maturities portfolio is managed conservatively to provide reasonable return while limiting exposure to risks. Approximately 96% of the fixed maturities portfolio is rated at investment grade levels (BBB or better). Nonrated securities comprise the remainder of the portfolio. Most of these are nonrated municipal bonds which, in management's view, would be considered of investment-grade quality if rated.

Equities. Equity holdings comprised 5% of The St. Paul's investments at Dec. 31, 1995, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. This portfolio provided $49 million of realized investment gains and $15 million of dividend income in 1995, and its carrying value at year-end included $160 million of unrealized appreciation.

Real Estate. The St. Paul's real estate holdings, which comprised 5% of total investments at Dec. 31, 1995, consist primarily of a diversified portfolio of commercial office and warehouse buildings geographically distributed throughout the United States. This portfolio produced $33 million of pretax investment income in 1995. The St. Paul does not invest in real estate mortgages.

Venture Capital. Securities of small- to medium-size companies spanning a variety of industries comprised The St. Paul's investments in venture capital, which accounted for 3% of total investments at Dec. 31, 1995. These investments are in the form of limited partnership interests or direct equity investments, and their carrying value at year-end included $129 million of unrealized appreciation.

Other Investments. The St. Paul's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 8% of total investments at Dec. 31, 1995.

Notes 3, 4 and 5 on pages 54 through 56 of the 1995 Annual Report to Shareholders, and the "Investments" section of "Management's Discussion and Analysis" on pages 35 through 37 of said Annual Report, which provide additional information about The St. Paul's investment portfolio, are incorporated herein by reference.

COMPETITION AND REGULATION

The businesses in which The St. Paul's subsidiaries are engaged are all highly competitive.

Underwriting. The St. Paul's domestic and international underwriting subsidiaries compete with a large number of other insurers. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance. The St. Paul's subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive price. The combination of products, services, pricing and other methods of competition varies by line of insurance and by coverage within each line of insurance.

The St. Paul and its underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to or approval of state regulatory authorities. During 1995, The St. Paul received $196.0 million in cash dividends from Fire and Marine. In 1996, up to $331.6 million in cash dividends can be paid by Fire and Marine to The St. Paul without regulatory approval. Any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is also subject to such prior approval.

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

Insurance Brokerage. The St. Paul's insurance brokerage segment, Minet, competes with a large number of other insurance brokers and risk consultants in the countries where it does business, and worldwide. Minet is subject to licensing requirements and other regulations under the laws of the countries in which it operates. In addition, rules of the Lloyd's insurance market in London and other regulatory organizations govern certain business activities of the brokerage operations. The regulation, supervision and administration of the brokerage operations are extensive, but in general relate to licensing standards and procedures applicable to brokers; limitations on the handling and investment of premium trust funds; business reporting and premium tax collection requirements; procedures for issuing policies; and restrictions on the eligibility of insurers with whom insurance coverage may be placed.

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

Item 2.   Properties.
------    ----------
St. Paul Fire and Marine Insurance Company owns its corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, Saint Paul, Minnesota. These buildings, which are adjacent to one another and connected by skyway, are also occupied by The St. Paul. These buildings consist of approximately 1.1 million square feet of gross floor space. Economy Fire & Casualty Company, a subsidiary of St. Paul Fire and Marine Insurance Company, owns a building in Freeport, Illinois that houses a portion of Fire and Marine's personal insurance operations.

Minet and St. Paul International Insurance Company Ltd. also own buildings in the United Kingdom which house their respective operations.

St. Paul Fire and Marine Insurance Company and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment.

The St. Paul's operating subsidiaries rent or lease office space in many cities in which they operate.

Management considers the currently owned and leased office facilities of The St. Paul and its subsidiaries adequate for the current and anticipated future level of operations.

Item 3.   Legal Proceedings.
------    -----------------
The information set forth in the "Legal Matters" section of Note 11 on page 64 of the 1995 Annual Report to Shareholders, the "Legal Matters" section of "Management's Discussion and Analysis" on page 34 of said Annual Report, and the "Environmental and Asbestos Claims" section of "Management's Discussion and Analysis" on pages 31 through 34 of said Annual Report are incorporated herein by reference.

In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC
(LUI) suspended underwriting new insurance business. At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation. The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May 1992 but has now also been placed in provisional insolvent liquidation. Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers. The St. Paul's insurance brokerage operation, Minet, had brokered business to and from Weavers for many years. From 1973 through 1980, The St. Paul's UK-based underwriting operations, now called St. Paul International Insurance Company Limited (SPI), had accepted business from Weavers. A portion of that business was ceded by SPI to reinsurers. Certain of those reinsurers have challenged the validity of certain reinsurance contracts relating to the Weavers pool, of which SPI was a member, in an attempt to avoid liability under those contracts. SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts. Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers. The proceedings are being vigorously contested by The St. Paul and it recognizes that the final outcome of these proceedings, if adverse to The St. Paul, may materially impact the results of operations in the period in which that outcome occurs, but believes it will not have a materially adverse effect on its liquidity or overall financial position.

In late 1993, the Superior Court of California entered judgment in an action brought against Fire and Marine in 1987 by Arntz Contracting Company and certain affiliates alleging breach of contract and intentional interference with ability to conduct business. The judgment affirmed a jury's August 1993 award of approximately $16.5 million in compensatory damages and $100 million in punitive damages. In January 1994, the portion of the judgment granting punitive damages was vacated. Both parties have appealed the court's ruling. The St. Paul recognizes that the final outcome of this case, if adverse to Fire and Marine, may materially impact the results of operations in the period in which that outcome occurs, but believes it will not have a materially adverse effect on its liquidity or overall financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------
No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 1995.

Executive Officers of the Registrant.
------------------------------------
All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine, St. Paul Re or St. Paul International Underwriting. There are no family relationships between any of The St. Paul's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. All of the following officers except Michael J. Conroy, Nicholas M. Brown Jr., Andrew I. Douglass, Greg A. Lee and James Hom have held executive positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years. Michael J. Conroy joined The St. Paul in August 1994.
For three years prior to that date, Mr. Conroy served as executive vice president and chief administrative officer of The Home Insurance Company.
For two years prior to that, Mr. Conroy held various other management positions with The Home Insurance Company. Nicholas M. Brown Jr. joined
The St. Paul in September 1993. For more than five years prior to that date, Mr. Brown held various management positions with Aetna Life and Casualty. Andrew I. Douglass joined The St. Paul in August 1993. For more than five years prior to 1993, Mr. Douglass had been Executive Vice President and General Counsel of Heller International Corporation. Greg A. Lee joined The St. Paul in January 1993. For more than five years prior to that date, Mr. Lee held various human resources management positions with PepsiCo, Inc. and its subsidiaries. James Hom joined The St. Paul in
October 1994. For two years prior to that date, Mr. Hom served as vice president-corporate claims and project management for The Home Insurance Company. Prior to that, Mr. Hom spent seven years managing insurance consulting groups for two large public accounting firms.


                         Positions               Term of Office
                         Presently               and Period of
Name                Age     Held                     Service
----                ---  ----------               -------------

Douglas W.          59   Chairman, President      Serving at the
  Leatherdale             and Chief Executive      pleasure of the
                          Officer                  Board from 5-90

Patrick A. Thiele   45   Executive Vice           Serving at the
                          President and            pleasure of the
                          Chief Financial          Board from 12-91
                          Officer

Nicholas M.         41   Executive Vice           Serving at the
  Brown Jr.               President and            pleasure of the
                          Chief Operating          Board from 5-94
                          Officer-
                          Fire and Marine

Michael J. Conroy   54   Executive Vice           Serving at the
                          President and            pleasure of the
                          Chief Administrative     Board from 8-95
                          Officer

James F. Duffy      52   President and            Serving at the
                          Chief Executive          pleasure of the
                          Officer-                 Board from 9-93
                          St. Paul Re

Mark L. Pabst       49   President and            Serving at the
                          Chief Executive          pleasure of the
                          Officer-St. Paul         Board from 2-95
                          International
                          Underwriting

Susan J. Albrecht   49   President-               Serving at the
                          Major Markets-           pleasure of the
                          Fire and Marine          Board from 12-94

Stephen J. Klingel  45   President-               Serving at the
                          Personal                 pleasure of the
                          Insurance-               Board from 8-95
                          Fire and Marine

Joseph B. Nardi     51   President-               Serving at the
                          Medical Services-        pleasure of the
                          Fire and Marine          Board from 8-82

Janet R. Nelson     46   President-               Serving at the
                          Custom Markets-          pleasure of the
                          Fire and Marine          Board from 5-94

James A. Schulte    46   President-               Serving at the
                          Commercial-              pleasure of the
                          Fire and Marine          Board from 10-93

Howard E. Dalton    58   Senior Vice              Serving at the
                          President and            pleasure of the
                          Chief Accounting         Board from 9-87
                          Officer

Andrew I. Douglass  52   Senior Vice              Serving at the
                          President and            pleasure of the
                          General Counsel          Board from 8-93

Gary P. Hanson      52   Senior Vice              Serving at the
                          President - Sales        pleasure of the
                          and Marketing            Board from 8-95

James Hom           40   Senior Vice              Serving at the
                          President-               pleasure of the
                          Corporate Planning       Board from 10-94

Greg A. Lee         46   Senior Vice              Serving at the
                          President-               pleasure of the
                          Human Resources          Board from 1-93

Bruce A. Backberg   47   Vice President           Serving at the
                          and Corporate            pleasure of the
                          Secretary                Board from 5-92

James L. Boudreau   60   Vice President           Serving at the
                          and Treasurer            pleasure of the
                                                   Board from 11-90


                                  Part II
                                  -------

Item 5.   Market for the Registrant's Common Equity and
------    Related Stockholder Matters.
          ---------------------------------------------

The "Stock Trading" and "Stock Price and Dividend Rate" portions of the "Shareholder Information" section on the inside back cover of The St. Paul's 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 6.   Selected Financial Data.
------    -----------------------

The "Eleven-year Summary of Selected Financial Data" section on pages 44 and 45 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -------------------------------------------------

The "Management's Discussion and Analysis" section on pages 16 to 43 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

In early February 1996, The St. Paul's board of directors authorized the repurchase of up to five percent of the company's common shares. Such repurchases may be made from time to time on the open market and through private transactions following management's determination that such repurchases are appropriate to protect or increase shareholder value. From the date of the board's authorization through March 18, 1996, the company repurchased 341,700 shares.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

The financial statements and supplementary data on pages 46 to 67 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
------    Accounting and Financial Disclosure.
          ------------------------------------------------

None.

                            Part III
                            --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

The "Nominees for Directors" section, which provides information regarding The St. Paul's directors, on pages 4 to 6 of The St. Paul's Proxy Statement relating to the annual meeting of shareholders to be held May 7, 1996, is incorporated herein by reference. Information regarding The St. Paul's executive officers is included in Part I of this report.

Item 11.  Executive Compensation.
-------   ----------------------

The "Executive Compensation" section on pages 12 to 20 and the "Board of Directors Compensation" section on pages 6 to 9 of the Proxy Statement relating to the annual meeting of shareholders to be held May 7, 1996, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
-------   Owners and Management.
          ----------------------------------------

The "Security Ownership of Certain Beneficial Owners and Management" section on pages 21 to 24 of the Proxy Statement relating to the annual meeting of shareholders to be held May 7, 1996, are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

None.

                            Part IV
                            -------

Item 14.  Exhibits, Financial Statements, Financial Statement
-------   Schedules and Reports on Form 8-K.
          ---------------------------------------------------

(a) Filed documents. The following documents are filed as part of this report:

     1.   Financial Statements.
          Incorporated by reference into Part II of this report:
               The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Income - Years Ended
                 December 31, 1995, 1994 and 1993
               Consolidated Balance Sheets - December 31, 1995
                 and 1994
               Consolidated Statements of Shareholders'
                 Equity - Years Ended December 31, 1995, 1994 and 1993
               Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1995, 1994 and 1993
               Notes to Consolidated Financial Statements

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

           (3) The current articles of incorporation of The St.
               Paul are incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1995.

               The current bylaws of The Paul are incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1994.

           (4) A specimen certificate of The St. Paul's common stock is incorporated herein by reference to the Form 10-K for the year ended December 31, 1992.

               The Amended and Restated Shareholder Protection
               Rights Agreement is incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1995.

               There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of The St. Paul and its subsidiaries on a consolidated basis. The St. Paul agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

          (10) The Deferred Stock Grant Agreement with Mr. Mark L. Pabst.

               The Directors' Charitable Award Program is incorporated by reference to the Form 10-K for the year ended December 31, 1994.

               The Compensation Arrangement with Mr. Nicholas M.
               Brown Jr. is incorporated by reference to the Form 10-K for the year ended December 31, 1994.

               The Relocation Loan Payback Agreement with Mr.
               James F. Duffy is incorporated by reference to the Form 10-K for the year ended December 31, 1994.

               The Pension Service Agreement with Mr. Andrew I.
               Douglass is incorporated by reference to the Form 10-K for the year ended December 31, 1994.

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

               The Non-Employee Director Stock Retainer Plan is incorporated by reference to Form 10-K for the year ended December 31, 1991.

               The summary description of the Outside Directors'
               Retirement Plan is incorporated by reference to the Proxy Statement relating to the annual meeting of shareholders to be held May 7, 1996.

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

          (13) The 1995 Annual Report to Shareholders. The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:


               Portions of Annual Report        Items in
                  for the year ended              this
                  December 31, 1995               report
             ---------------------------        ---------
               Consolidated Financial
                Statements                       Item 8
               Notes to Consolidated
                Financial Statements             Item 1,8
               Independent Auditors' Report      Item 8
               Management's Discussion and
                Analysis                         Item 1, 3, 7
               "Stock Trading" and "Stock
                Price and Dividend Rate"
                portions of "Shareholder
                Information"                     Item 5
               Eleven-year Summary of
                Selected Financial Data          Item 6

               The complete 1995 Annual Report to Shareholders is furnished to the Commission in a paper format pursuant to Rule 14a-3(c).

          (21) List of subsidiaries of The St. Paul Companies, Inc.

          (23) Consent of independent auditors to incorporation by reference of certain reports into Registration Statements on Form S-8 (SEC File No. 2-69894, No. 33-15392, No. 33-
               20516, No. 33-23446, No. 33-23948, No. 33-24220, No. 33-
               24575, No. 33-26923, No. 33-49273, No. 33-56987 and No. 333-
               01065) and Form  S-3 (SEC File No. 33-33931, No. 33-50115
               and No. 33-58491).

          (24) Power of attorney.

          (27) Financial data schedule.

          (28) Information from reports furnished to state insurance regulatory authorities.

(b)  Reports on Form 8-K.

           A Form 8-K Current Report dated January 29, 1996, was filed relating to the announcement of The St. Paul's financial results for the year ended December 31, 1995.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE ST. PAUL COMPANIES, INC.
                                     ---------------------------
                                             (Registrant)

Date  March 20, 1996           By    /s/ Bruce A. Backberg
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

Date  March 20, 1996           By    /s/ Douglas W. Leatherdale
      --------------                 --------------------------
                                     Douglas W. Leatherdale,
                                     Director, Chairman of the
                                     Board, President and Chief
                                     Executive Officer

Date  March 20, 1996           By    /s/ Patrick A. Thiele
      --------------                 ---------------------
                                     Patrick A. Thiele, Director,
                                     Executive Vice President and
                                     Chief Financial Officer

Date  March 20, 1996           By    /s/ Howard E. Dalton
      --------------                 --------------------
                                     Howard E. Dalton, Senior
                                     Vice President and Chief
                                     Accounting Officer

Date  March 20, 1996           By    /s/ Michael R. Bonsignore
      --------------                 -------------------------
                                     Michael R. Bonsignore*, Director

Date  March 20, 1996           By    /s/ John H. Dasburg
      --------------                 -------------------
                                     John H. Dasburg*, Director

Date  March 20, 1996           By    /s/ W. John Driscoll
      --------------                 --------------------
                                     W. John Driscoll*, Director

Date  March 20, 1996           By    /s/ Pierson M. Grieve
      --------------                 ---------------------
                                     Pierson M. Grieve*, Director

Date  March 20, 1996           By    /s/ Ronald James
      --------------                 ----------------
                                     Ronald James*, Director

Date  March 20, 1996           By    /s/ William H. Kling
      --------------                 --------------------
                                     William H. Kling*, Director

Date  March 20, 1996           By    /s/ Bruce K. MacLaury
      --------------                 ---------------------
                                     Bruce K. MacLaury*, Director

Date  March 20, 1996           By    /s/ Ian A. Martin
      --------------                 -----------------
                                     Ian A. Martin*, Director

Date  March 20, 1996           By    /s/ Glen D. Nelson
      --------------                 ------------------
                                     Glen D. Nelson*, Director

Date  March 20, 1996           By    /s/ Anita M. Pampusch
      --------------                 ---------------------
                                     Anita M. Pampusch*, Director

Date  March 20, 1996           By    /s/ Gordon M. Sprenger
      --------------                 ----------------------
                                     Gordon M. Sprenger*, Director

Date  March 20, 1996           *By   /s/ Bruce A. Backberg
      --------------                 ---------------------
                                     Bruce A. Backberg, Attorney-in-fact

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of January 29, 1996, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the index in Item 14(a) 2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1993.



                                        /s/ KPMG Peat Marwick LLP
Minneapolis, Minnesota                      ---------------------
January 29, 1996                            KPMG Peat Marwick LLP

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                    SCHEDULE I -  SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1995
                              (In thousands)

                                                     1995
                                      -------------------------------------
                                                               Amount at
                                                              which shown
                                                                in the
                                        Cost*        Value*   balance sheet
                                      ---------    --------- --------------
Type of investment:

Fixed maturities:
----------------
United States Government and
 government agencies and
 authorities                        $  2,087,057  $ 2,205,997   $ 2,205,997
States, municipalities and
 political subdivisions                4,295,822    4,665,893     4,665,893
Foreign governments                      893,677      929,994       929,994
Corporate securities                   1,348,506    1,429,390     1,429,390
Mortgage-backed securities             1,089,891    1,141,616     1,141,616
                                      ----------   ----------    ----------
   Total fixed maturities              9,714,953   10,372,890    10,372,890
                                      ----------   ==========    ----------

Equity securities:
-----------------
Common stocks:
Public utilities                          55,208       71,035        71,035
Banks, trusts and insurance
  companies                               66,082       80,655        80,655
Industrial, miscellaneous and
  all other                              429,741      559,781       559,781
                                      ----------    ---------     ---------
   Total equity securities               551,031      711,471       711,471
                                      ----------    =========     ---------
Venture capital                          259,324  $   388,599       388,599
                                      ----------    =========     ---------
Real estate                              631,656**                  611,656
Other investments                         42,776                     42,776
Short-term investments                   939,528                    939,528
                                      ----------                 ----------
   Total investments                 $12,139,268                $13,066,920
                                      ==========                 ==========

* See Notes 1, 3, 4 and 5 to the consolidated financial statements included in The St. Paul's 1995 Annual Report to Shareholders.

** The cost of real estate represents the cost of the properties before valuation provisions. (See Schedule V on page 30).

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED BALANCE SHEET INFORMATION
                        December 31, 1995 and 1994
                              (In thousands)


Assets:                                              1995            1994
                                                   ------           -----
Investment in subsidiaries                     $4,514,440      $3,308,561
Investments:
 Fixed maturities                                 138,552          42,385
 Equity securities                                 52,235          41,288
 Short-term investments                            40,130           5,040
Deferred income taxes                             136,427         139,396
Notes and other receivables from subsidiaries       1,017             350
Other assets                                       88,266          46,579
                                                ---------       ---------
   Total assets                                $4,971,067      $3,583,599
                                                =========       =========

Liabilities:

Debt                                          $ 1,074,657      $  766,016
Dividends payable to shareholders                  33,559          31,549
Other liabilities                                 132,730          48,565
                                                ---------       ---------
   Total liabilities                            1,240,946         846,130
                                                ---------       ---------

Shareholders' Equity:
 Preferred:
   Convertible preferred stock                    144,165         146,102
   Guaranteed obligation - PSOP                  (133,293)       (141,567)
                                                ---------       ---------
     Total preferred shareholders' equity          10,872           4,535
                                                ---------       ---------

 Common:
   Common stock, authorized 240,000 shares;
     issued 83,976 shares (84,202 in 1994)        460,458         445,222
   Retained earnings                            2,704,075       2,362,286
   Guaranteed obligation - ESOP                   (32,294)        (44,410)
   Unrealized appreciation of investments         627,791          13,948
   Unrealized loss on foreign
     currency translation                         (40,781)        (44,112)
                                                ---------       ---------
     Total common shareholders' equity          3,719,249       2,732,934
                                                ---------       ---------
     Total shareholders' equity                 3,730,121       2,737,469
                                                ---------       ---------
     Total liabilities and
       shareholders' equity                    $4,971,067      $3,583,599
                                                =========       =========

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENT OF INCOME INFORMATION
               Years Ended December 31, 1995, 1994 and 1993
                              (In thousands)


                                         1995        1994         1993
                                        -----       -----        -----
Revenues:
 Net investment income              $   9,165   $   4,470   $    4,647
 Realized investment gains              8,800       4,240        5,551
                                       ------      ------       ------
   Total revenues                      17,965       8,710       10,198
                                       ------      ------       ------
Expenses:
 Interest expense                      63,744      48,457       43,349
 Administrative and other              29,476      21,312       25,403
                                       ------      ------       ------
   Total expenses                      93,220      69,769       68,752
                                       ------      ------       ------
   Loss before
     income tax benefit               (75,255)    (61,059)     (58,554)
Income tax benefit                    (18,941)    (22,608)     (24,977)
                                       ------      ------       ------
   Net loss - Parent only             (56,314)    (38,451)     (33,577)

Equity in net income
 of subsidiaries                      577,523     481,279      461,186
                                      -------     -------      -------
   Consolidated net income           $521,209    $442,828     $427,609
                                      =======     =======      =======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION
               Years Ended December 31, 1995, 1994 and 1993
                              (In thousands)


                                             1995         1994       1993
                                            -----        -----      -----
Operating Activities:
 Net loss                               $  (56,314)  $ (38,451) $ (33,577)
 Cash dividends from subsidiaries          206,118     210,523    208,333
 Tax payments from subsidiaries            159,216     104,509     99,751
 State and federal income tax payments    (103,000)    (84,910)   (83,200)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Deferred tax benefit                     (1,077)    (19,660)    (7,609)
   Realized investment gains                (8,800)     (4,240)    (5,551)
   Other                                      (110)      1,897    (14,205)
                                           -------     -------    -------
   Cash provided by operating activities   196,033     169,668    163,942
                                           -------     -------    -------
Investing Activities:
 Purchases of investments                 (218,525)    (93,601)   (61,614)
 Proceeds from sales and maturities
   of investments                           93,919      84,337     62,656
 Capital contributions to
   subsidiaries                           (223,623)    (53,466)   (75,136)
 Acquisitions                                    -     (10,643)         -
 Other                                        (870)         14      1,356
                                           -------     -------    -------
   Cash used in
     investing activities                 (349,099)    (73,359)   (72,738)
                                           -------     -------    -------
Financing Activities:
 Dividends paid to shareholders           (144,662)   (136,062)  (129,218)
 Proceeds from issuance of debt            455,028      87,721     77,243
 Repayment of debt                        (125,446)    (20,350)   (51,735)
 Repurchase of common shares               (41,714)    (34,150)      (207)
 Stock options exercised and other           9,860       6,532     12,713
                                           -------     -------    -------
   Cash provided by
     (used in) financing activities        153,066     (96,309)   (91,204)
                                           -------     -------    -------
Change in cash                                   -           -          -
Cash at beginning of year                        -           -          -
                                           -------     -------    -------
   Cash at end of year                  $        -  $        - $        -
                                           =======     =======    =======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL INFORMATION

  1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in The St. Paul's 1995 Annual Report to Shareholders.


  2. Debt consists of the following (in thousands):

                                                    December 31,
                                               --------------------
                                                  1995         1994
                                               -------      -------
     Medium-term notes                      $  397,433    $ 204,433
     Convertible subordinated debentures (1)   262,026            -
     Commercial paper                          149,629      275,635
     Guaranteed PSOP debt (1)                  133,293      141,567
     9-3/8% notes                               99,982       99,971
     Guaranteed ESOP debt                       25,001       36,112
     Guaranteed ESOP debt (1)                    7,293        8,298
                                             ---------      -------
      Total debt                            $1,074,657     $766,016
                                             =========      =======

     (1)  Eliminated in consolidation.

     See Note 8 to the consolidated financial statements included in the 1995 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 1995.

     The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 1996, $11.1 million; 1997, $111.1 million; 1998, $27.8 million; 1999, $20.0 million; and 2000, $149.6 million.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                              (In thousands)


                                             At December 31,
                               ----------------------------------------------
                               Deferred    Gross loss             Other policy
                                policy      and loss      Gross    claims and
                             acquisition   adjustment    unearned   benefits
                               expenses expense reserves premiums   payable
                              --------- ---------------- --------  ---------
1995
----
Property-Liability Insurance
Underwriting:
 Fire and Marine:
   Specialized Commercial      $119,150   $ 3,377,431 $   753,479         -
   Personal Insurance            58,153       405,266     286,121         -
   Medical Services              58,777     2,129,471     647,878         -
   Commercial                    60,561     1,399,928     290,475         -
                                -------    ----------   ---------   -------
     Total Fire and Marine      296,641     7,312,096   1,977,953         -
 St. Paul Re                     57,256     1,843,843     249,376         -
 International                   18,277     1,091,131     133,699         -
                                -------    ----------   ---------   -------
     Total                     $372,174   $10,247,070  $2,361,028         -
                                =======    ==========   =========   =======


1994
----
Property-Liability Insurance
Underwriting:
 Fire and Marine:
   Specialized Commercial      $110,792    $3,209,219  $  688,662         -
   Personal Insurance            56,597       417,761     268,760         -
   Medical Services              48,131     2,179,849     592,627         -
   Commercial                    56,309     1,450,462     265,210         -
                                -------     ---------   ---------   -------
     Total Fire and Marine      271,829     7,257,291   1,815,259         -
 St. Paul Re                     40,318     1,912,028     192,861         -
 International                   12,211       254,110     101,050         -
                                -------     ---------   ---------   -------
     Total                     $324,358    $9,423,429  $2,109,170         -
                                =======     =========   =========   =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                              (In thousands)

                                               Insurance
                                                 losses    Amortization
                                     Net        and loss    of policy     Other
                        Premiums  investment   adjustment  acquisition  operating    Premiums
1995                     earned     income      expenses     expenses    expenses     written
                        --------  ----------   ----------  -----------  ---------     -------
Property-Liability
Underwriting:
 Fire and Marine:
   Specialized
    Commercial        $1,230,790           -   $  961,801     $298,765   $ 98,328   $1,304,062
   Personal
    Insurance            655,347           -      486,275      145,547     56,524      673,347
   Medical
    Services             605,468           -      387,716       97,695     44,557      673,980
   Commercial            587,016           -      378,754      155,125     57,580      617,767
                       ---------    --------    ---------     --------    -------    ---------
    Total Fire
       and Marine      3,078,621           -    2,214,546      697,132    256,989    3,269,156
 St. Paul Re             654,981           -      461,033      132,521     56,936      713,475
 International           237,727           -      188,728       27,326     44,857      260,582
 Net investment income         -    $731,096            -            -          -            -
 Other                         -           -            -            -     82,130            -
                       ---------    --------    ---------      -------    -------    ---------
    Total             $3,971,329    $731,096   $2,864,307     $856,979   $440,912   $4,243,213
                       =========    ========    =========      =======    =======    =========

1994
----
Property-Liability
Insurance Underwriting:
 Fire and Marine:
   Specialized
    Commercial        $1,015,397           -  $   764,760     $252,577   $ 88,046   $1,085,514
   Personal Insurance    619,414           -      455,879      138,512     51,338      635,557
   Medical Services      638,413           -      369,571      109,517     38,848      689,716
   Commercial            498,543           -      365,555      137,661     59,079      529,741
                       ---------    --------    ---------      -------    -------    ---------
    Total Fire
       and Marine      2,771,767           -    1,955,765      638,267    237,311    2,940,528
 St. Paul Re             483,368           -      372,013       90,281     42,877      513,322
 International           156,946           -      133,920       25,398     28,797      169,176
 Net investment income         -    $674,818            -            -          -            -
 Other                         -           -            -            -     66,581            -
                       ---------     -------    ---------      -------    -------    ---------
    Total             $3,412,081    $674,818   $2,461,698     $753,946   $375,566   $3,623,026
                       =========     =======    =========      =======    =======    =========

1993
----
Property-Liability
Insurance Underwriting:
 Fire and Marine:
   Specialized
    Commercial        $1,011,439           -  $   778,042    $263,138   $  91,570   $1,000,255
   Personal Insurance    360,305           -      249,345      70,221      56,053      375,518
   Medical Services      688,980           -      389,483     122,323      48,777      710,281
   Commercial            543,894           -      406,741     170,155      38,381      489,861
                       ---------     -------    ---------     -------     -------    ---------
    Total Fire
      and Marine       2,604,618           -    1,823,611     625,837     234,781    2,575,915
 St. Paul Re             395,008           -      301,060      74,026      38,152      431,242
 International           178,712           -      179,067      32,274      30,042      171,388
 Net investment income         -    $646,396            -           -           -            -
 Other                         -           -            -           -      59,855            -
                       ---------     -------    ---------     -------     -------    ---------
    Total             $3,178,338    $646,396   $2,303,738    $732,137    $362,830   $3,178,545
                       =========     =======    =========     =======     =======    =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                         SCHEDULE IV - REINSURANCE
               Years Ended December 31, 1995, 1994 and 1993
                               (In thousands)



                                                                Percentage
Property-liability             Ceded to   Assumed               of amount
insurance           Gross       other    from other     Net     assumed to
premiums earned:    amount    companies  companies     amount      net
--------------     -------    ---------  ---------    --------   ---------

   1995          $3,678,190     641,351    934,490   3,971,329       23.5%
                  =========     =======    =======   =========


   1994          $3,296,215     594,121    709,987   3,412,081       20.8%
                  =========     =======    =======   =========


   1993          $3,021,203     523,491    680,626   3,178,338       21.4%
                  =========     =======    =======   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE V -  VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1995, 1994 and 1993
                              (In thousands)


                                         Additions

                          Balance at Charged to Charged to              Balance
                           beginning  costs and   other                 at end
Description                 of year   expenses   accounts Deductions(1) of year
-----------               ---------- ---------  --------- -----------  --------
1995
----
Real estate valuation
 adjustment                  $20,000         -          -           -    20,000
                              ======    ======      =====       =====    ======
Allowance for uncollectible:
 Agency loans                $ 1,664         -          -           -     1,664
                              ======    ======      =====       =====    ======
 Premiums receivable from:
   Underwriting activities   $20,938     4,192          -       6,212    18,918
                              ======    ======      =====       =====    ======
   Brokerage activities      $19,529       967          -       2,978    17,518
                              ======    ======      =====       =====    ======
 Reinsurance                 $25,823         -          -       4,292    21,531
                              ======    ======      =====       =====    ======
1994
----
Real estate valuation
 adjustment                  $10,000    10,000          -           -    20,000
                              ======    ======      =====       =====    ======
Allowance for uncollectible:
 Agency loans                $ 4,750         -          -       3,086     1,664
                              ======    ======      =====       =====    ======
 Premiums receivable from:
   Underwriting activities   $22,218     2,373          -       3,653    20,938
                              ======    ======      =====       =====    ======
   Brokerage activities      $19,069       820          -         360    19,529
                              ======    ======      =====       =====    ======
 Reinsurance                 $26,202       492          -         871    25,823
                              ======    ======      =====       =====    ======
1993
----

Real estate valuation
 adjustment                  $     -    10,000          -           -    10,000
                              ======    ======      =====       =====    ======
Allowance for uncollectible:
 Agency loans                $ 5,000     3,000          -       3,250     4,750
                              ======    ======      =====       =====    ======
 Premiums receivable from:
   Underwriting activities   $ 7,314    15,972          -       1,068    22,218
                              ======    ======      =====       =====    ======
   Brokerage activities      $18,771     1,637          -       1,339    19,069
                              ======    ======      =====       =====    ======
 Reinsurance                 $32,768     2,947          -       9,513    26,202
                              ======    ======      =====       =====    ======


(1) Deductions include write-offs of amounts determined to be uncollectible and unrealized foreign exchange gains and losses.

                              EXHIBIT INDEX*
                              --------------                            How
Exhibit                                                               Filed
-------                                                               -----
 (2) Plan of acquisition, reorganization, arrangement,
     liquidation, or succession**.....................................
 (3) Articles of incorporation and by-laws***.........................
 (4) Instruments defining the rights of security holders,
     including indentures.............................................
      (a) Specimen Common Stock Certificate***........................
      (b) Amended and Restated Shareholder Protection
             Rights Agreement***......................................
 (9) Voting trust agreements**........................................
(10) Material contracts
    (a) The Deferred Stock Grant Agreement with Mr. Mark L. Pabst.....  (1)
    (b) The Directors' Charitable Award Program***....................
    (c) Compensation Arrangement with  Mr. Nicholas M. Brown Jr.***...
    (d) Relocation Loan Payback Agreement with Mr. James F. Duffy***..
    (e) Pension Service Agreement with Mr. Andrew I. Douglass***......
    (f) 1994 Stock Incentive Plan***..................................
    (g) 1994 Annual Incentive Plan***.................................
    (h) Long-Term Incentive Plan***...................................
    (i) Non-Employee Director Stock Retainer Plan***..................
    (j) Outside Directors' Retirement Plan***.........................
    (k) Amended 1988 Stock Option Plan***.............................
    (l) Restricted Stock Award Plan***................................
    (m) Benefit Equalization Plan***..................................
    (n) Special Severance Policy***...................................
    (o) Deferred Management Incentive Awards Agreement
        - Prime Rate***...............................................
    (p) Deferred Management Incentive Awards Agreement
        - Phantom Stock***............................................
    (q) Directors' Deferred Compensation Agreement
        - Prime Rate***...............................................
    (r) Directors' Deferred Compensation Agreement
        - Phantom Stock***............................................
    (s) Alternative Long-Term Incentive Plan***.......................
    (t) Annual Incentive Plan***......................................
    (u) Executive Post-Retirement Life Insurance Plan***..............
    (v) Executive Excess Long-Term Disability Plan***.................
 (11) Statement re computation of per share earnings.................. (1)
 (12) Statement re computation of ratios.............................. (1)
 (13) Annual report to security holders............................... (1)
 (16) Letter re change in certifying accountant**.....................
 (18) Letter re change in accounting principles**.....................
 (21) Subsidiaries of the Registrant.................................. (1)
 (22) Published report regarding matters submitted to vote
       of security holders**.........................................
 (23) Consents of experts and counsel................................  (1)
 (24) Power of attorney..............................................  (1)
 (27) Financial data schedule........................................  (1)
 (28) Information from reports furnished to state insurance
        regulatory authorities.......................................   P
 (99) Additional exhibits**

* The exhibits are included only with the copies of this report that are filed with the Securities and Exchange Commission. However, copies of the exhibits may be obtained from The St. Paul for a reasonable fee by writing to the Corporate Secretary, The St. Paul Companies, Inc., 385 Washington Street, St. Paul, Minnesota 55102.

** These items are not applicable.

***  These items are incorporated by reference as described in
     Item 14(a)(3) of this report.

(1)  Filed electronically.

P Filed on paper under cover of Form SE pursuant to Rule 311(c) of Regulation S-T.