Form 10-Q
period 1996-03-31
ST PAUL COMPANIES INC /MN/
filed 1996-05-01
CIK 86312

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
     (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the quarterly period ended           March 31, 1996
                                   ---------------------------------------

                                   or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    ----------------------  ----------------

     Commission File Number  0-3021
                             ------

                     THE ST. PAUL COMPANIES, INC.
- ---------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


   Minnesota                                       41-0518860
   ---------                           ---------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)



385 Washington St., Saint Paul, MN                   55102
- ----------------------------------     ---------------------------------
(Address of principal executive                   (Zip Code)
  offices)


Registrant's telephone number, including area code (612) 310-7911
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----    -----

The number of shares of the Registrant's Common Stock, without par value, outstanding at April 26, 1996, was 83,779,934.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income, (Unaudited),
         Three Months Ended March 31, 1996 and 1995          3


     Consolidated Balance Sheets, March 31, 1996
         (Unaudited) and December 31, 1995                   4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 1996
         (Unaudited) and Twelve Months Ended                 6
         December 31, 1995


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 1996 and 1995          7


     Notes to Consolidated Financial Statements
         (Unaudited)                                         8


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         14



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  22

     Signatures                                             22


EXHIBIT INDEX                                               23

                        PART I FINANCIAL INFORMATION
             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                               (In thousands)
                                                  Three Months Ended
                                                       March 31
                                               -----------------------
                                                  1996         1995
                                                  ----         ----
Revenues:
 Premiums earned                             $1,030,576      946,070
 Net investment income                          200,500      186,389
 Insurance brokerage fees and commissions        68,109       67,061
 Investment banking-asset management             53,340       53,616
 Realized investment gains                       47,920        2,977
 Other                                            8,246       11,346
                                              ---------    ---------
  Total revenues                              1,408,691    1,267,459
                                              ---------    ---------
Expenses:
 Insurance losses and loss adjustment expenses  755,460      680,439
 Policy acquisition expenses                    230,488      207,694
 Operating and administrative                   258,663      231,180
                                              ---------    ---------
  Total expenses                              1,244,611    1,119,313
                                              ---------    ---------
  Income before income taxes                    164,080      148,146

Income tax expense (benefit):
 Federal current                                 35,397       47,068
 Other                                             (138)      (9,518)
                                              ---------    ---------
   Total income tax expense                      35,259       37,550
                                              ---------    ---------
   Net income                                  $128,821      110,596
                                              =========    =========
Earnings per common share:
   Primary                                        $1.49         1.27
                                              =========    =========
   Fully diluted                                  $1.40         1.23
                                              =========    =========
Dividends declared on common stock                $0.44         0.40
                                              =========    =========
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In thousands)

                                                March 31,    December 31,
ASSETS                                             1996          1995
- ------                                          ----------    ----------
                                               (Unaudited)
Investments:
 Fixed maturities, at estimated market value  $10,335,291    10,372,890
 Equities, at estimated market value              746,635       711,471
 Real estate, at cost less accumulated
   depreciation of $71,951 (1995; $68,795)        607,987       611,656
 Venture capital, at estimated market value       423,208       388,599
 Other investments                                 46,459        42,776
 Short-term investments, at cost                  977,945       939,528
                                               ----------    ----------
     Total investments                         13,137,525    13,066,920
Cash                                               33,243        34,440
Investment banking inventory securities            70,981       249,662
Reinsurance recoverables:
 Unpaid losses                                  1,806,347     1,853,817
 Paid losses                                       94,851        74,568
Receivables:
 Underwriting premiums                          1,222,304     1,316,560
 Insurance brokerage activities                   710,108       652,801
 Interest and dividends                           196,881       197,740
 Other                                             90,773        81,885
Deferred policy acquisition expenses              361,063       372,174
Ceded unearned premiums                           180,633       226,943
Deferred income taxes                             607,145       528,805
Office properties and equipment, at cost less
 accumulated depreciation of $287,217
 (1995; $277,759)                                 461,079       478,286
Goodwill                                          323,146       314,457
Other assets                                      175,534       207,444
                                               ----------    ----------
     Total assets                             $19,471,613    19,656,502
                                               ==========    ==========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                            (In thousands)

                                                 March 31,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1996        1995
- ------------------------------------           ------------ -----------
                                                (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses           $10,276,100   10,247,070
 Unearned premiums                               2,217,602    2,361,028
                                                ----------   ----------
   Total insurance reserves                     12,493,702   12,608,098
Debt                                               671,864      704,042
Payables:
 Insurance brokerage activities                  1,004,703      979,964
 Income taxes                                      216,117      179,249
 Reinsurance premiums                              140,140      139,058
 Accrued expenses and other                        535,999      618,903
Other liabilities                                  509,779      490,067
                                                ----------   ----------
   Total liabilities                            15,572,304   15,719,381
                                                ----------   ----------
Company-obligated mandatorily redeemable preferred
 securities of St. Paul Capital L.L.C.             207,000      207,000
                                                ----------   ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 996 shares
  outstanding (999 shares in 1995)                 143,788      144,165
Guaranteed obligation - PSOP                      (130,523)    (133,293)
                                                ----------   ----------
   Total preferred shareholders' equity             13,265       10,872
                                                ----------   ----------
Common:
Common stock, 240,000 shares authorized;
  83,734 shares outstanding
 (83,976 shares in 1995)                           462,893      460,458
Retained earnings                                2,776,401    2,704,075
Guaranteed obligation - ESOP                       (29,516)     (32,294)
Unrealized appreciation of investments             512,698      627,791
Unrealized loss on foreign currency translation    (43,432)     (40,781)
                                                ----------   ----------
   Total common shareholders' equity             3,679,044    3,719,249
                                                ----------   ----------
   Total shareholders' equity                    3,692,309    3,730,121
                                                ----------   ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity       $19,471,613   19,656,502
                                                ==========   ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)
                                                   Three         Twelve
                                                Months Ended  Months Ended
                                                  March 31    December 31
                                                ------------  ------------
                                                    1996          1995
                                                    ----          ----
                                                 (Unaudited)
Preferred shareholders' equity:
Series B convertible preferred stock:
  Beginning of period                             144,165        146,102
  Change during period                               (377)        (1,937)
                                                ---------      ---------
    End of period                                 143,788        144,165
                                                ---------      ---------
Guaranteed obligation - PSOP:
  Beginning of period                            (133,293)      (141,567)
  Principal payments                                2,770          8,274
                                                ---------      ---------
    End of period                                (130,523)      (133,293)
                                                ---------      ---------
    Total preferred shareholders' equity           13,265         10,872
                                                ---------      ---------
Common shareholders' equity:
Common stock:
  Beginning of period                             460,458        445,222
  Stock issued under stock option and
    other incentive plans                           4,482         19,481
  Reacquired common shares                         (2,047)        (4,245)
                                                ---------      ---------
    End of period                                 462,893        460,458
                                                ---------      ---------

Retained earnings:
  Beginning of period                           2,704,075      2,362,286
  Net income                                      128,821        521,209
  Dividends declared on common stock              (36,641)      (133,956)
  Dividends declared on preferred stock,
    net of taxes                                   (2,165)        (8,582)
  Reacquired common shares                        (18,367)       (38,291)
  Tax benefit on employee stock options and awards    678          1,409
                                                ---------      ---------
    End of period                               2,776,401      2,704,075
                                                ---------      ---------

Guaranteed obligation - ESOP:
  Beginning of period                             (32,294)       (44,410)
  Principal payments                                2,778         12,116
                                                ---------      ---------
    End of period                                 (29,516)       (32,294)
                                                ---------      ---------

Unrealized appreciation of investments, net of taxes:
  Beginning of period                             627,791         13,948
  Change during the period                       (115,093)       613,843
                                                ---------      ---------
    End of period                                 512,698        627,791
                                                ---------      ---------

Unrealized gain (loss)loss on foreign currency
 translation, net of taxes:
  Beginning of period                             (40,781)       (44,112)
  Change during the period                         (2,651)         3,331
                                                ---------      ---------
    End of period                                 (43,432)       (40,781)
                                                ---------      ---------

    Total common shareholders' equity           3,679,044      3,719,249
                                                ---------      ---------
    Total shareholders' equity                 $3,692,309      3,730,121
                                                =========      =========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                      Three Months Ended
                                                           March 31
                                                   -----------------------
                                                         1996       1995
                                                       ------     ------
OPERATING ACTIVITIES
Underwriting:
 Net income                                          $137,466    123,472
 Adjustments:
   Change in net insurance reserves                   (11,594)    85,445
   Change in underwriting premiums receivable          92,293     46,237
   Provision for deferred taxes                        (7,226)   (14,557)
   Realized investment gains                          (42,298)    (1,551)
   Other                                               43,355    (36,842)
                                                    ---------  ---------
    Total underwriting                                211,996    202,204
                                                    ---------  ---------
Insurance brokerage:
 Net loss                                             (14,978)   (16,061)
 Adjustments:
   Change in premium balances                         (34,000)    12,750
   Change in accounts payable and accrued expenses    (24,337)   (21,994)
   Depreciation and goodwill amortization               7,932      5,988
   Other                                                8,561     18,949
                                                    ---------  ---------
    Total insurance brokerage                         (56,822)      (368)
                                                    ---------  ---------
Investment banking-asset management:
 Net income                                            13,288     12,011
 Adjustments:
   Change in inventory securities                     180,066     11,282
   Change in short-term investments                  (180,973)   (45,854)
   Change in short-term borrowings                    (25,000)         -
   Change in open security transactions                 1,784      6,260
   Other                                               26,627     29,871
                                                    ---------  ---------
    Total investment banking-asset management          15,792     13,570
                                                    ---------  ---------
Parent company and consolidating eliminations:
 Net loss                                              (6,955)    (8,826)
 Realized investment gains                             (5,355)    (1,426)
 Other adjustments                                     (3,601)    21,822
                                                    ---------  ---------
    Total parent company and consolidating
      eliminations                                    (15,911)    11,570
                                                    ---------  ---------
    Net cash provided by operating activities         155,055    226,976
                                                    ---------  ---------
INVESTING ACTIVITIES
Purchases of investments                             (732,306)  (505,862)
Proceeds from sales and maturities of investments     528,421    406,841
Change in short-term investments                      130,147    (93,817)
Change in open security transactions                  (32,926)    (9,999)
Net purchases of office properties and equipment       (6,477)   (10,776)
Other                                                  15,848      2,102
                                                    ---------  ---------
    Net cash used in investing activities             (97,293)  (211,511)
                                                    ---------  ---------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock          (36,487)   (34,517)
Proceeds from issuance of debt                              -      9,139
Reacquired common shares                              (20,206)      (497)
Other                                                  (2,309)      (273)
                                                    ---------  ---------
    Net cash used in financing activities             (59,002)   (26,148)
                                                    ---------  ---------
Effect of exchange rate changes on cash                    43        120
                                                    ---------  ---------
    Decrease in cash                                   (1,197)   (10,563)
Cash at beginning of period                            34,440     46,664
                                                    ---------  ---------
    Cash at end of period                             $33,243     36,101
                                                    =========  =========
See notes to consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
March 31, 1996

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

Reference should be made to the "Notes to Consolidated
Financial Statements" on pages 51 to 67 of the Registrant's annual report to shareholders for the year ended December 31, 1995. The amounts in those notes have not changed except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some figures in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income or common shareholders' equity, as previously reported.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings Per Share
- --------------------------

Earnings per common share (EPS) amounts were calculated by dividing operating earningsnet income, as adjusted, by the adjusted average common shares outstanding.

                                              Three Months Ended
                                                   March 31
                                              ------------------
                                                 1996     1995
                                                ------   ------
                                                (In thousands)
PRIMARY
Net income, as reported                       $128,821  110,596
PSOP preferred dividends
 declared (net of taxes)                        (2,165)  (2,146)
Premium on preferred shares redeemed              (208)       -
                                               -------  -------
   Net income, as adjusted                    $126,448  108,450
                                               =======  =======

FULLY DILUTED
Net income, as reported                       $128,821  110,596
Additional PSOP expense (net of taxes)
 due to assumed conversion of preferred stock (758) (874) Dividends on monthly income preferred
 securities (net of taxes)                       2,018       -
Premium on preferred shares redeemed              (208)      -
                                               -------  -------
   Net income, as adjusted                    $129,873  109,722
                                               =======  =======
ADJUSTED AVERAGE COMMON SHARES OUTSTANDING
Primary                                         85,150   85,191
                                               =======  =======
Fully diluted                                   92,596   89,321
                                               =======  =======


Adjusted average common shares outstanding include the common and common equivalent shares outstanding for the period and, for fully diluted EPS, common shares that would be issuable upon conversion of PSOP preferred stock and the company-obligated mandatorily redeemable preferred securities of St. Paul Capital L.L.C. (monthly income preferred securities).

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
- -------------------
A summary of investment transactions is presented below.

                                   Three Months Ended March 31
                                  ------------------------------
                                        1996          1995
                                       ------        ------
                                           (In thousands)
Purchases:
  Fixed maturities                  $490,613        233,719
  Equities                           207,698        169,040
  Real estate                          3,488         92,588
  Venture capital                     25,992          9,705
  Other investments                    4,515            810
                                    --------      ---------
    Total purchases                  732,306        505,862
                                    --------      ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                             63,830         21,541
    Maturities and redemptions       209,549        222,294
  Equities                           211,586        151,470
  Real estate                          1,466            236
  Venture capital                     41,428          9,494
  Other investments                      562          1,806
                                    --------      ---------
    Total sales and maturities       528,421        406,841
                                    --------      ---------
    Net purchases                   $203,885         99,021
                                    ========      =========

The increase (decrease) in unrealized appreciation of investments was as follows:

                              Three Months Ended Twelve Months Ended
                                March 31, 1996    December 31, 1995
                              ------------------ -------------------
                                            (In thousands)

Fixed maturities                 $(230,671)            742,626
Equities                            10,886             130,247
Venture capital                     32,621              59,880
                                  --------             -------
  Total change in pretax
     unrealized appreciation      (187,164)            932,753

Increase (decrease) in
  deferred tax asset                72,071            (318,910)
                                  --------             -------
  Total change in unrealized
     appreciation, net of taxes  $(115,093)            613,843
                                  ========             =======

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $342 million at March 31, 1996, and $380 million at December 31, 1995.


Note 4  Income Taxes
- --------------------

The components of income tax expense are as follows:

                                      Three Months Ended
                                           March 31
                                     -------------------
                                        1996      1995
                                       ------    ------
                                        (In thousands)

Federal current tax expense           $35,397   47,068
Federal deferred tax benefit           (7,447) (13,621)
                                       ------   ------
 Total federal income tax expense      27,950   33,447
Foreign income taxes                    5,893    2,870
State income taxes                      1,416    1,233
                                       ------   ------
 Total income tax expense             $35,259   37,550
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

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental and Asbestos Claims" in Management's
Discussion and Analysis for information on these claims.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


Note 6  Debt
- ------------

Debt consists of the following:
                               March 31,           December 31,
                                  1996                 1995
                           ----------------     ----------------

                              Book    Fair          Book   Fair
                             Value   Value         Value  Value
                             -----   -----         -----  -----
                                      (In thousands)

  Medium-term notes        $397,432 400,000     397,433 419,500
  Commercial paper          145,335 145,335     149,629 149,629
  9 3/8% notes               99,985 103,800      99,982 105,300
  Guaranteed ESOP debt       22,223  23,100      25,001  26,200
  Pound sterling loan notes   6,889   6,889       6,997   6,997
  Short-term borrowings           -       -      25,000  25,000
                            ------- -------     ------- -------

     Total debt            $671,864 679,124    704,042  732,626
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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                   Three Months Ended
                                         March 31
                                  --------------------
                                      1996      1995
                                     ------   ------
                                    (In thousands)
Premiums written:
 Direct                            $782,710   804,202
 Assumed                            223,610   218,514
 Ceded                              (71,709) (106,353)
                                  ---------   -------
 Net premiums written              $934,611   916,363
                                  =========   =======

Premiums earned:
 Direct                            $918,121   865,582
 Assumed                            229,759   194,189
 Ceded                             (117,304) (113,701)
                                  ---------   -------
 Net premiums earned             $1,030,576   946,070
                                  =========   =======

Insurance losses and loss
 adjustment expenses:
 Direct                            $623,489   575,550
 Assumed                            189,399   204,732
 Ceded                              (57,428)  (99,843)
                                    -------   -------
 Net insurance losses and
   loss adjustment expenses        $755,460   680,439
                                    =======   =======

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 1996

Consolidated Results
- --------------------
Pretax earnings in the first quarter of 1996 were $164 million, 11% higher than 1995 first quarter earnings of $148 million. The improvement over 1995 occurred primarily in the underwriting segment and was largely due to a $40 million increase in realized investment gains, which offset a catastrophe-driven deterioration in underwriting results. The company's insurance brokerage operation posted a first quarter pretax loss of $13 million, $2 million less than the comparable 1995 loss. Investment banking-asset management earnings increased $3 million over the first quarter of 1995. Net income for the first quarter totaled $129 million, or $1.40 per share, compared with net income of $111 million, or $1.23 per share, in the first quarter of 1995.

Consolidated revenues of $1.41 billion for the quarter increased 11% over 1995 first quarter revenues of $1.27 billion. An increase in insurance premiums earned and realized investment gains were the primary factors in the growth over 1995.

Results by Segment
- ------------------

Pretax results by industry segment were as follows (in
millions):
                                       Three Months Ended
                                            March 31
                                      --------------------
                                         1996     1995
Pretax income (loss):                    ----     ----
 Underwriting:
  GAAP underwriting result               $(42)     (15)
  Net investment income                   189      178
  Realized investment gains                42        2
  Other                                   (16)      (5)
                                          ---      ---
    Total underwriting                    173      160
 Insurance brokerage                      (13)     (15)
 Investment banking-asset management       22       19
 Parent company and
  consolidating eliminations              (18)     (16)
                                          ---      ---
    Income before income taxes           $164      148
                                          ===      ===

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
- ------------
First quarter pretax earnings of $173 million in the underwriting segment increased $13 million over 1995 earnings of $160 million, primarily due to an increase in realized investment gains generated from the equity and venture capital portfolios.

The following summarizes key financial results by underwriting operation:
                                          Three Months
                           % of 1996     Ended March 31
                            Written   -------------------
($ in Millions)             Premiums     1996      1995
- ---------------            ---------    -----      ----


Specialized Commercial:
 Written Premiums             28%        $263       284
 Underwriting Result                     $(10)      (20)
 Combined Ratio                         105.5     106.7

Personal Insurance:
 Written Premiums             17%        $164       151
 Underwriting Result                     $(28)       (7)
 Combined Ratio                         116.9     104.5

Commercial:
 Written Premiums             17%        $155       146
 Underwriting Result                      $(9)       (4)
 Combined Ratio                         106.3     102.6

Medical Services:
 Written Premiums             11%        $103       136
 Underwriting Result                      $20        26
 Combined Ratio                          94.4      85.2
                             ----       -----     -----
   Total St. Paul Fire
    and Marine:
  Written Premiums            73%        $685       717
  Underwriting Result                    $(27)       (5)
  Combined Ratio                        106.1     101.1

Reinsurance:
 Written Premiums             21%        $193       156
 Underwriting Result                      $(9)       (5)
 Combined Ratio                         104.7     104.5

International:
 Written Premiums              6%         $57        43
 Underwriting Result                      $(6)       (5)
 Combined Ratio                         112.2     113.5
                             ----       -----     -----
Total:
 Written Premiums            100%        $935       916
 GAAP Underwriting Result                $(42)      (15)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio             73.3      71.9
 Underwriting Expense Ratio              32.8      30.4
                                        -----     -----
 Combined Ratio                         106.1     102.3
                                        =====     =====
 Combined Ratio Incl.
   Policyholders' Dividends             106.3     102.4
                                        =====     =====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

First quarter written premiums of $935 million increased 2% over comparable 1995 premiums of $916 million. Incremental premiums from the company's 1994 acquisition from CIGNA Corporation of renewal rights for certain international reinsurance business were the primary reason for the 24% growth in Reinsurance premiums in the first quarter. CIGNA-related premiums totaled $42 million in the first quarter of 1996, compared with $18 million in the same period of 1995. Personal Insurance premiums increased 9% over 1995, driven by growth in the package line of business, which combines several personal coverages into one policy.

Medical Services premium volume was down $33 million, or 25%, from 1995. Approximately $27 million of this decline resulted from the quarter-to-quarter comparative distortions arising from the transition to annual policy terms for physicians and surgeons' business. That transition was completed in the third quarter of 1995, so those accounts that would have previously been due for renewal in the first quarter will now renew until the third quarter of this year. Specialized Commercial volume was down $21 million from 1995, largely due to the company's withdrawal from a large insurance pool arrangement, which reduced premiums by $32
million compared with the first quarter of 1995.   Several
business centers within Specialized Commercial, including Construction and National Accounts, experienced premium growth over 1995.

The first quarter GAAP underwriting loss was $42 million, compared with a loss of $15 million in the first quarter of 1995. Total pretax catastrophe losses in 1996 were $62 million, compared with losses of $16 million in 1995's first quarter. The East Coast blizzard and other winter storms were the primary sources of catastrophe losses in 1996. The expense ratio was 2.4 points worse than 1995, reflecting a higher commission ratio and the impact of other underwriting expenses growing at a faster rate than written premiums.
Key factors in the change in underwriting results from 1995 were as follows:

     -  Personal Insurance - $21 million worse than 1995 - A
        $7 million increase in catastrophe losses and other unfavorable loss experience accounted for the deterioration from 1995.

     - Medical Services - $6 million worse than 1995 - The decline from 1995 reflects the combined impact of reduced earned premiums and underwriting expenses that were level with 1995.

     -  Commercial - $5 million worse than 1995 -
        Catastrophe losses in 1996 were $12 million higher than 1995, more than offsetting an improvement in prior year loss experience.

     -  Specialized Commercial - $10 million better than
        1995 - A significant decline in losses from the company's involvement in insurance pools drove the improvement over 1995, offsetting the impact of $27 million in catastrophe losses in the quarter.
        Catastrophe losses in 1995's first quarter were $4 million.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

First quarter pretax investment income in the underwriting segment was $189 million, 6% higher than first quarter 1995 investment income of $178 million. Total fixed maturity investments in the segment have grown by nearly $900 million in the last twelve months, primarily the result of strong investment cash flows. Fixed maturities purchased in the first quarter were predominantly tax-exempt securities. The new money rate on tax-exempt fixed maturities in the first quarter of 1996 was 5.4%, compared with 7.4% on taxable securities. Tax-exempt securities comprised 38% of the total underwriting investment portfolio at March 31, 1996, up from 35% a year ago. The weighted average pretax yield on the fixed maturities portfolio at March 31, 1996 was 7.1%, and the portfolio had an average life of 8.5 years. Approximately 96% of that portfolio is rated at investment grade levels (BBB or better).

Environmental and Asbestos Claims
- ---------------------------------

The company's underwriting operations continue to receive claims under policies written many years ago alleging injuries from environmental pollution or alleging covered property damages for the cost to clean up polluted sites. The company has also received asbestos claims arising out of product liability coverages under general liability policies. Significant legal issues, primarily pertaining to issues of coverage, exist with regard to the company's alleged liability for both environmental and asbestos claims. In the company's opinion, court decisions in certain jurisdictions have tended to expand insurance coverage beyond the intent of the original policies.

The company's ultimate liability for environmental claims is difficult to estimate. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate the company's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site, and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

Estimating the ultimate liability for asbestos claims is equally difficult. The primary factors influencing the estimate of the total cost of these claims are case law and a history of prior claims, both of which are still developing.

In 1994, the company specifically reallocated, for environmental and asbestos claims, a portion of previously established IBNR (incurred but not reported) reserves.
Prior to that, the company made no specific allocation of its IBNR reserves for environmental or asbestos claims, but rather identified reserves only for reported claims (case reserves).

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

In the fourth quarter of 1995, the company recorded additional gross reserves of $360 million and specifically reallocated $113 million of previously recorded net reserves for North American environmental and asbestos losses on policies written in the United Kingdom prior to 1980.

The following table represents a reconciliation of total gross and net environmental reserve development for the three months ended March 31, 1996, and the years ended Dec. 31, 1995 and 1994. Amounts in the "net" column are reduced by reinsurance recoverable.

                        1996            1995           1994
 Pollution             (three           ----           ----
 ---------             months)
                    -----------
(in millions)       Gross   Net     Gross   Net     Gross  Net
                    -----   ---     -----   ---     -----  ---
Beginning reserves   $528   319       275   200       105   73
Incurred losses         8     7        59    68        71   56
Reserve reallocation    -     -       233    79       132   95
Paid losses            (7)   (6)      (39)  (28)      (33) (24)
                      ---   ---       ---   ---       ---  ---
Ending reserves      $529   320       528   319       275  200
                      ===   ===       ===   ===       ===  ===

Many significant environmental claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago. Since 1970, the company's Commercial General Liability policy form has included a specific pollution exclusion, and, since 1986, an industry standard absolute pollution exclusion for policies underwritten in the United States.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 1996, and the years ended Dec. 31, 1995 and 1994:

                        1996            1995           1994
 Asbestos              (three           ----           ----
 --------              months)
                    -----------
(in millions)       Gross   Net     Gross   Net     Gross    Net
                    -----   ---     -----   ---     -----    ---
Beginning reserves   $283   158       185   145        62     48
Incurred losses        (4)    3       (13)   (9)       13     14
Reserve reallocation    -     -       127    34       127     95
Paid losses            (6)   (4)      (16)  (12)      (17)   (12)
                      ---   ---       ---   ---       ---    ---
Ending reserves      $273   157       283   158       185    145
                      ===   ===       ===   ===       ===    ===

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Most of the asbestos claims the company has received pertain to policies written prior to 1986. Since 1986, for policies underwritten in the United States, the company's Commercial General Liability policy has included the industry standard absolute pollution exclusion, which the company believes applies to asbestos claims.

The company believes its current reserves for environmental and asbestos losses represent the best estimate of its ultimate liability for such losses. Because of the difficulty inherent in estimating those losses, however, there is no assurance that the company's ultimate liability will, in fact, match current reserves. The company continues to evaluate new information and developing loss patterns, but it believes any additional loss provisions for environmental and asbestos claims will not materially impact its results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at March 31, 1996, of $802 million represented approximately 8% of gross consolidated reserves of $10.3 billion.

Legal Matters
- -------------

In May 1995, a purported class action lawsuit brought in the District Court of Brazoria County, Texas, was served on three of the company's subsidiaries on behalf of persons who, from 1983 through 1985, purchased interests in certain limited partnerships for which Damson Oil Corporation served as general partner. The complaint seeks unspecified actual damages, treble damages, punitive damages, attorneys' fees, costs, and pre- and post-judgment interest. In April 1995, plaintiffs sent the company's subsidiaries a letter under the Texas Deceptive Trade Practices Act demanding $400 million of alleged actual damages plus unspecified attorneys' fees in settlement of their claims. The subsidiaries rejected the plaintiffs' demand and are vigorously contesting these proceedings. If the final outcome of these proceedings is adverse, it might materially impact the results of the company's operations and liquidity in the period in which that outcome occurs, but the company believes it should not have a material adverse effect on the company's overall financial position.

Insurance Brokerage
- -------------------

The insurance brokerage segment (Minet) posted a pretax loss of $13 million for the quarter, compared with a loss of $15 million in 1995. Brokerage fees and commissions increased $2 million over the first quarter of 1995, and investment income grew $1 million. Salary and

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

related expenses increased $2 million over the first quarter of 1995, primarily due to Minet's expansion of its specialty broker staff. Conditions in many insurance brokerage market sectors remain unfavorable, hindering Minet's ability to significantly improve its results.

Investment Banking-Asset Management
- -----------------------------------

The company's portion of pretax earnings from The John
Nuveen Company (Nuveen) was $22 million in the first quarter of 1996, compared with $19 million in 1995's first quarter.
The company holds a 78% interest in Nuveen.

Fees earned from investment advisory services provided on assets under Nuveen's management grew $3 million, or 6%, over the first quarter of 1995. Total assets under management at March 31, 1996 of $31.6 billion were $500 million higher than the same time in 1995. Managed assets were down slightly from year-end 1995 as a result of a decline in the market value of underlying fund investments.
Nuveen's underwriting and distribution revenues declined $4 million from the comparable 1995 total, due to a decline in profits recognized on securities held in inventory. Unit investment trust sales of $215 million in the quarter decreased 28% compared with the first quarter of 1995, reflecting investor uncertainty about interest rate trends.

Capital Resources
- -----------------

Common shareholders' equity of $3.68 billion at March 31, 1996 fell slightly from year-end 1995 equity of $3.72 billion. First quarter net income was offset by a $143 million decline (net of taxes) in the unrealized appreciation of the company's fixed maturities portfolio. Heightened concerns about the state of the U.S. economy negatively impacted bond values in the first quarter. The after-tax unrealized appreciation on the company's equity and venture capital portfolios grew by $28 million since the end of 1995. Total debt outstanding at quarter-end of $672 million was down 5% from year-end 1995 due to a decline in short-term borrowings by Nuveen. The ratio of total debt to total capitalization of 15% was unchanged from year-end 1995.

The company repurchased and retired 372,000 of its common shares during the quarter for a total cost of $20.2 million, which was funded internally.

The company anticipates that any major capital expenditures during the remainder of 1996 would involve acquisitions of existing businesses or further stock repurchases; there are no major capital improvements planned for 1996.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The company's ratio of earnings to fixed charges was 10.58 for the first three months of 1996, compared with 9.49 for the same period of 1995. The company's ratio of earnings to combined fixed charges and preferred stock dividends was
7.33 for the first three months of 1996, compared with 7.53 for the same period of 1995. Fixed charges consist of interest expense and one-third of rental expense, which is considered to be representative of an interest factor.

Liquidity
- ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the short- and long-term cash requirements of its business segments. Net cash provided by operations was $155 million in the first three months of 1996, compared to $227 million in 1995. The insurance brokerage segment was the primary source of the decline from 1995, due to timing differences between the receipt of premiums due from customers and the remittance of premiums to insurance carriers. The company's consolidated liquidity position remains strong due to cash flows from the underwriting segment.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
          The information set forth in Note 5 to the consolidated financial statements, and the "Legal
          Matters" section of Management's Discussion and Analysis included in Part I of this report, are incorporated herein by reference.


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

         (b) Reports on Form 8-K.

               1)   The Registrant filed a Form 8-K Current
                    Report dated January 29, 1996, pertaining to the Registrant's press release of fourth quarter 1995 financial results.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  April 30, 1996               By  /s/ Bruce A.Backberg
                                        --------------------
                                        Bruce A. Backberg
                                         Vice President
                                         and Corporate Secretary
                                         (Authorized Signatory)


Date:  April 30, 1996               By  /s/ Howard E. Dalton
                                        --------------------
                                        Howard E. Dalton
                                         Senior Vice President
                                         Chief Accounting Officer

                        EXHIBIT INDEX
                        -------------

Exhibit                                                         How
- -------                                                        Filed
                                                               -----
(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*............................

(4)  Instruments defining the rights of security holders,
        including indentures*.................................

(10) Material contracts*......................................

(11) Statement re computation of per share earnings**.........  (1)

(12) Statement re computation of ratios**.....................  (1)

(15) Letter re unaudited interim financial information*.......

(18) Letter re change in accounting principles*...............

(19) Report furnished to security holders*....................

(22) Published report regarding matters submitted to
        vote of security holders*.............................

(23) Consents of experts and counsel*.........................

(24) Power of attorney*.......................................

(27) Financial data schedule**................................  (1)

(99) Additional exhibits*.....................................


   *    These items are not applicable.

   ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102, Attention: Corporate Secretary.

  (1)   Filed electronically.