Form 10-Q
period 1996-06-30
ST PAUL COMPANIES INC /MN/
filed 1996-08-13
CIK 86312

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

  (Mark One)


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       X    OF THE SECURITIES EXCHANGE ACT OF 1934
      ----

     For the quarterly period ended     June 30, 1996
                                       --------------

                             or
           TRANSITION REPORT PURSUANT TO SECTION 13 OR
     ----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                     --------      --------

     Commission File Number   0-3021
                             --------


                     THE ST. PAUL COMPANIES, INC.
- ----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


              Minnesota                          41-0518860
- ------------------------------------  -------------------------------
   (State or other jurisdiction of    (I.R.S. Employer Identification
   incorporation or organization)                   No.)


 385 Washington St., Saint Paul, MN                55102
- ------------------------------------   ------------------------------
   (Address of principal executive               (Zip Code)
              offices)


Registrant's telephone number, including area code  (612) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at August 8, 1996, was 83,281,695.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income (Unaudited), Three
  and Six Months Ended June 30, 1996 and 1995               3


Consolidated Balance Sheets, June 30, 1996
  (Unaudited) and December 31, 1995                         4


Consolidated Statements of Shareholders' Equity,
  Six Months Ended June 30, 1996 (Unaudited) and
  Twelve Months Ended December 31, 1995                     6


Consolidated Statements of Cash Flows (Unaudited),
  Six Months Ended June 30, 1996 and 1995                   7


Notes to Consolidated Financial Statements (Unaudited)      8


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       15


PART II. OTHER INFORMATION


Item 1 through Item 6                                       22


Signatures                                                  24


EXHIBIT INDEX                                               25

                       PART I FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                              (In thousands)

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                  ------------------    ------------------
                                    1996       1995        1996       1995
                                    ----       ----        ----       ----

Revenues:
  Premiums earned             $1,055,384    991,827    2,085,960    1,937,897
  Net investment income          204,051    190,176      404,551      376,565
  Insurance brokerage fees
    and commissions               74,979     77,052      143,088      144,113
  Investment banking-asset
    management                    52,584     54,262      105,924      107,878
  Realized investment gains       47,505      9,347       95,425       12,324
  Other                           16,618      8,064       24,864       19,410
                               ---------  ---------    ---------   ----------
    Total revenues             1,451,121  1,330,728    2,859,812    2,598,187
                               ---------  ---------    ---------   ----------
Expenses:
  Insurance losses and loss
    adjustment expenses          778,801    723,390    1,534,261    1,403,829
  Policy acquisition expenses    231,791    219,228      462,279      426,922
  Operating and administrative   272,078    244,856      530,741      476,036
                               ---------  ---------    ---------    ---------
    Total expenses             1,282,670  1,187,474    2,527,281    2,306,787
                               ---------  ---------    ---------    ---------
    Income before income taxes   168,451    143,254      332,531      291,400
Income tax expense (benefit):
  Federal current                 37,170     44,192       72,567       91,260
  Other                            1,228    (13,905)       1,090      (23,423)
                               ---------  ---------    ---------    ---------
    Total income tax expense      38,398     30,287       73,657       67,837
                               ---------  ---------    ---------    ---------
    Net income                  $130,053    112,967      258,874      223,563
                               =========  =========    =========    =========
Earnings per common share:
  Primary                          $1.51       1.30         3.00         2.57
                               =========  =========    =========    =========
  Fully diluted                    $1.42       1.24         2.83         2.47
                               =========  =========    =========    =========
Dividends declared on
  common stock                     $0.44       0.40         0.88         0.80
                               =========  =========    =========    =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                                    June 30,     December 31,
ASSETS                                                1996           1995
- ------                                             ----------     ----------
                                                  (Unaudited)

Investments:
  Fixed maturities, at estimated market value    $10,257,774     10,372,890
  Equities, at estimated market value                802,117        711,471
  Real estate, at cost less accumulated
    depreciation of $75,114 (1995; $68,795)          611,614        611,656
  Venture capital, at estimated market value         442,236        388,599
  Other investments                                   49,210         42,776
  Short-term investments, at cost                  1,022,983        939,528
                                                  ----------     ----------
   Total investments                              13,185,934     13,066,920
Cash                                                  33,159         34,440
Investment banking inventory securities               64,937        249,662
Reinsurance recoverables:
  Unpaid losses                                    1,789,508      1,853,817
  Paid losses                                         70,301         74,568
Receivables:
  Underwriting premiums                            1,317,428      1,316,560
  Insurance brokerage activities                     687,816        652,801
  Interest and dividends                             196,660        197,740
  Other                                              113,140         81,885
Deferred policy acquisition expenses                 371,383        372,174
Ceded unearned premiums                              184,246        226,943
Deferred income taxes                                640,356        528,805
Office properties and equipment, at cost
  less accumulated depreciation
  of $300,366 (1995; $277,759)                       455,531        478,286
Goodwill                                             313,666        314,457
Other assets                                         184,416        207,444
                                                  ----------     ----------
   Total assets                                  $19,608,481     19,656,502
                                                  ==========     ==========

 See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                              (In thousands)

                                                    June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1996           1995
- ------------------------------------             ------------    -----------
                                                  (Unaudited)

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses             $10,354,052   10,247,070
  Unearned premiums                                 2,242,500    2,361,028
                                                   ----------   ----------
   Total insurance reserves                        12,596,552   12,608,098
Debt                                                  695,552      704,042
Payables:
  Insurance brokerage activities                      983,041      979,964
  Income taxes                                        192,639      179,249
  Reinsurance premiums                                137,337      139,058
  Accrued expenses and other                          574,533      618,903
Other liabilities                                     523,874      490,067
                                                   ----------   ----------
   Total liabilities                               15,703,528   15,719,381
                                                   ----------   ----------
Company-obligated mandatorily redeemable
   preferred securities of
   St. Paul Capital L.L.C.                            207,000      207,000
                                                   ----------   ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 992 shares
  outstanding (999 shares in 1995)                    143,336      144,165
Guaranteed obligation - PSOP                         (130,523)    (133,293)
                                                   ----------   ----------
   Total preferred shareholders' equity                12,813       10,872
                                                   ----------   ----------
Common:
Common stock, 240,000 shares authorized; 83,445
  shares outstanding (83,976 shares in 1995)          464,844      460,458
Retained earnings                                   2,848,500    2,704,075
Guaranteed obligation - ESOP                          (25,909)     (32,294)
Unrealized appreciation of investments                444,241      627,791
Unrealized loss on foreign currency translation       (46,536)     (40,781)
                                                   ----------   ----------
   Total common shareholders' equity                3,685,140    3,719,249
                                                   ----------   ----------
   Total shareholders' equity                       3,697,953    3,730,121
                                                   ----------   ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity          $19,608,481   19,656,502
                                                   ==========   ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)

                                                     Six           Twelve
                                                 Months Ended   Months Ended
                                                   June 30,     December 31,
                                                     1996           1995
                                                 ------------   ------------

Preferred shareholders' equity:                   (Unaudited)
Series B convertible preferred stock:
  Beginning of period                                $144,165        146,102
  Change during period                                   (829)        (1,937)
                                                   ----------     ----------
     End of period                                    143,336        144,165
                                                   ----------     ----------
Guaranteed obligation - PSOP:
  Beginning of period                                (133,293)      (141,567)
  Principal payments                                    2,770          8,274
                                                   ----------     ----------
     End of period                                   (130,523)      (133,293)
                                                   ----------     ----------
     Total preferred shareholders' equity              12,813         10,872
                                                   ----------     ----------
Common shareholders' equity:
Common stock:
  Beginning of period                                 460,458        445,222
  Stock issued under stock option
    and other incentive plans                           8,707         19,481
  Reacquired common shares                             (4,321)        (4,245)
                                                   ----------     ----------
     End of period                                    464,844        460,458
                                                   ----------     ----------
Retained earnings:
  Beginning of period                               2,704,075      2,362,286
  Net income                                          258,874        521,209
  Dividends declared on common stock                  (73,155)      (133,956)
  Dividends declared on preferred stock,
   net of taxes                                        (4,324)        (8,582)
  Reacquired common shares                            (37,737)       (38,291)
  Tax benefit on employee stock options and awards        767          1,409
                                                   ----------     ----------
     End of period                                  2,848,500      2,704,075
                                                   ----------     ----------
Guaranteed obligation - ESOP:
  Beginning of period                                 (32,294)       (44,410)
  Principal payments                                    6,385         12,116
                                                   ----------     ----------
     End of period                                    (25,909)       (32,294)
                                                   ----------     ----------
Unrealized appreciation of investments, net of
taxes:
  Beginning of period                                 627,791         13,948
  Change during the period                           (183,550)       613,843
                                                   ----------     ----------
     End of period                                    444,241        627,791
                                                   ----------     ----------
Unrealized loss on foreign currency
translation, net of taxes:
  Beginning of period                                 (40,781)       (44,112)
  Change during the period                             (5,755)         3,331
                                                   ----------     ----------
     End of period                                    (46,536)       (40,781)
                                                   ----------     ----------
         Total common shareholders' equity          3,685,140      3,719,249
                                                   ----------     ----------
         Total shareholders' equity                $3,697,953      3,730,121
                                                   ==========     ==========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                       Six Months Ended
                                                           June 30
                                                   --------------------------
                                                        1996          1995
                                                       ------        ------

OPERATING ACTIVITIES
Underwriting:
  Net income                                         $276,543       244,253
  Adjustments:
    Change in net insurance reserves                  123,419       334,822
    Change in underwriting premiums receivable         (5,246)     (130,344)
    Provision for deferred taxes                      (18,464)      (31,570)
    Realized investment gains                         (88,473)       (9,133)
    Other                                              85,277      (102,901)
                                                   ----------    ----------
      Total underwriting                              373,056       305,127
                                                   ----------    ----------
Insurance brokerage:
  Net loss                                            (23,307)      (23,061)
  Adjustments:
    Change in premium balances                        (31,635)       22,410
    Change in accounts payable and accrued expenses   (32,046)      (19,988)
    Depreciation and goodwill amortization             16,032        12,241
    Other                                               9,456        23,970
                                                   ----------    ----------
      Total insurance brokerage                       (61,500)       15,572
                                                   ----------    ----------
Investment banking-asset management:
  Net income                                           26,679        24,165
  Adjustments:
    Change in inventory securities                    186,110        88,413
    Change in short-term investments                 (163,827)     (115,154)
    Change in short-term borrowings                   (25,000)            -
    Change in open security transactions                4,381       (17,195)
    Other                                             (13,689)       37,742
                                                   ----------    ----------
      Total investment banking-asset management        14,654        17,971
                                                   ----------    ----------
Parent company and consolidating eliminations:
  Net loss                                            (21,041)      (21,794)
  Realized investment gains                            (6,952)       (3,191)
  Other adjustments                                    (4,712)       29,931
                                                   ----------    ----------
      Total parent company and
       consolidating eliminations                     (32,705)        4,946
                                                   ----------    ----------
       Net cash provided by operating activities      293,505       343,616
                                                   ----------    ----------
INVESTING ACTIVITIES
Purchase of investments                            (1,437,458)   (1,272,747)
Proceeds from sales and maturities of investments   1,158,798       850,757
Change in short-term investments                       77,654       (33,468)
Change in open security transactions                  (16,666)       60,929
Net purchases of office properties and equipment      (16,090)      (22,544)
Other                                                  28,417       (44,759)
                                                   ----------    ----------
           Net cash used in investing activities     (205,345)     (461,832)
                                                   ----------    ----------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock          (76,217)      (71,184)
Proceeds from issuance of company-obligated
  mandatorily redeemable preferred
  securities of St. Paul Capital L.L.C.                     -       207,000
Proceeds from issuance of debt                         22,586        65,500
Reacquired common shares                              (41,619)         (497)
Repayment of debt                                           -       (95,306)
Other                                                   5,748         3,170
                                                   ----------    ----------
         Net cash provided by (used in)
            financing activities                      (89,502)      108,683
                                                   ----------    ----------
Effect of exchange rate changes on cash                    61           140
                                                   ----------    ----------
      Increase (decrease) in cash                      (1,281)       (9,393)
      Cash at beginning of period                      34,440        46,664
                                                   ----------    ----------
      Cash at end of period                           $33,159        37,271
                                                   ==========    ==========
See notes to consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
June 30, 1996

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings per Share
- --------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding.

                                        Three Months Ended  Six Months Ended
                                             June 30            June 30
                                         ----------------   ----------------
                                          1996      1995     1996     1995
                                         ------    ------   ------   ------
                                                 (In thousands)

PRIMARY
Net income, as reported                 $130,053  112,967   258,874   223,563
PSOP preferred dividends declared
  (net of taxes)                          (2,159)  (2,139)   (4,324)   (4,285)
Premium on preferred shares redeemed        (232)       -      (440)        -
                                        --------  -------   -------   -------
    Net income, as adjusted             $127,662  110,828   254,110   219,278
                                        ========  =======   =======   =======

FULLY DILUTED
Net income, as reported                 $130,053  112,967   258,874   223,563
 Dividends on monthly income preferred
  securities (net of taxes)                2,019    1,009     4,037     1,009
Additional PSOP expense (net of taxes)
  due to assumed conversion
  of preferred stock                        (755)    (871)   (1,513)   (1,745)
Premium on preferred shares redeemed        (232)       -      (440)        -
                                        --------  -------   -------   -------
    Net income, as adjusted             $131,085  113,105   260,958   222,827
                                        ========  =======   =======   =======

ADJUSTED AVERAGE COMMON SHARES
OUTSTANDING
Primary                                   84,510   85,362    84,838    85,277
                                        ========  =======   =======   =======
Fully diluted                             92,011   91,157    92,258    90,231
                                        ========  =======   =======   =======


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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
- -------------------
Investment Activity. A summary of investment transactions is presented below.

                                        Six Months Ended June 30
                                     ------------------------------
                                              1996       1995
                                            ------     ------
                                          (In thousands)

Purchases:
  Fixed maturities                        $857,188      761,513
  Equities                                 503,952      376,182
  Real estate                               12,338      102,426
  Venture capital                           50,554       27,344
  Other investments                         13,426        5,282
                                         ---------    ---------
    Total purchases                      1,437,458    1,272,747
                                         ---------    ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                  174,459      126,205
    Maturities and redemptions             413,100      352,244
  Equities                                 480,694      334,704
  Venture capital                           85,525       30,598
  Real estate                                3,308        4,839
  Other investments                          1,712        2,167
                                         ---------    ---------
    Total sales and maturities           1,158,798      850,757
                                         ---------    ---------
    Net purchases                         $278,660      421,990
                                         =========    =========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                             Six Months Ended    Twelve Months Ended
                              June 30, 1996       December 31, 1995
                            ------------------   -------------------
                                            (In thousands)

Fixed maturities                 $(352,325)            742,626
Equities                            20,750             130,247
Venture capital                     51,212              59,880
                                  --------             -------
  Total change in pretax
   unrealized appreciation        (280,363)            932,753
Increase (decrease) in deferred
  tax asset due to change
  in unrealized appreciation        96,813            (318,910)
                                  --------            --------
  Total change in unrealized
   appreciation, net of taxes    $(183,550)            613,843
                                  ========            ========

Restricted Funds. Premiums collected by the brokerage operations from insureds, but not yet remitted to insurance carriers, are restricted as to use by business practices. These restricted funds are included in short-term investments and totaled $348 million at June 30, 1996, and $380 million at December 31,
1995.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 4  Income Taxes
- --------------------

The components of the income tax provision are as follows:

                                 Three Months Ended     Six Months Ended
                                      June 30               June 30
                                 ------------------    ------------------
                                    1996      1995       1996       1995
                                   ------    ------     ------     ------
                                                (In thousands)

Federal current tax expense      $37,170     44,192     72,567     91,260
Federal deferred tax benefit      (8,784)   (17,396)   (16,231)   (31,017)
                                 -------    -------    -------    -------
  Total federal income tax
    expense                       28,386     26,796     56,336     60,243
Foreign income taxes               8,568      2,265     14,461      5,135
State income taxes                 1,444      1,226      2,860      2,459
                                 -------    -------    -------    -------
  Total income tax expense       $38,398     30,287     73,657     67,837
                                 =======    =======    =======    =======


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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 6  Debt
- ------------

Debt consists of the following:

                                    June 30,            December 31,
                                      1996                  1995
                               ------------------    -----------------
                                 Book      Fair        Book       Fair
                                Value     Value       Value      Value
                                -----     -----       -----      -----
                                       (In thousands)

Medium-term notes            $397,430   393,900     397,433    419,500
Commercial paper              171,799   171,799     149,629    149,629
9 3/8% notes                   99,988   102,900      99,982    105,300
Guaranteed ESOP debt           19,446    20,100      25,001     26,200
Pound sterling loan notes       6,889     6,889       6,997      6,997
Short-term borrowings               -         -      25,000     25,000
                              -------   -------     -------    -------
    Total debt               $695,552   695,588     704,042    732,626
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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                 -------------------- ---------------------
                                     1996      1995        1996        1995
                                     ----      ----        ----        ----
                                             (In thousands)

Premiums written:
  Direct                         $910,911    947,804    1,693,621   1,752,006
  Assumed                         292,249    307,008      515,859     525,522
  Ceded                          (125,234)  (159,686)    (196,943)   (266,039)
                                ---------  ---------    ---------   ---------
    Net premiums written       $1,077,926  1,095,126    2,012,537   2,011,489
                                =========  =========    =========   =========
Premiums earned:
  Direct                         $927,064    921,372    1,845,185   1,786,954
  Assumed                         249,887    239,556      479,646     433,745
  Ceded                          (121,567)  (169,101)    (238,871)   (282,802)
                                ---------  ---------    ---------   ---------
    Net premiums earned        $1,055,384    991,827    2,085,960   1,937,897
                                =========  =========    =========   =========
Insurance losses and loss
 adjustment expenses:
  Direct                         $672,799    666,432    1,296,288   1,241,982
  Assumed                         190,023    170,814      379,422     375,546
  Ceded                           (84,021)  (113,856)    (141,449)   (213,699)
                                ---------  ---------    ---------   ---------
      Net insurance losses and
      loss adjustment expenses   $778,801    723,390    1,534,261   1,403,829
                                =========  =========    =========   =========


Note 8  Acquisition of Northbrook Holdings Inc.
- -----------------------------------------------

In June 1996, the company announced an agreement with The Allstate Corporation to purchase Northbrook
Holdings Inc., an Allstate subsidiary which underwrites various commercial insurance products throughout the United States. The acquisition of Northbrook was completed on July 31, 1996, for a total cost of $184 million, which was provided from internal funds.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
June 30, 1996

Consolidated Results
- --------------------

Consolidated pretax earnings of $168 million in the second quarter of 1996 were 18% higher than comparable 1995 earnings of $143 million. The improvement over 1995 was primarily due to a significant increase in realized investment gains in the underwriting segment, largely resulting from sales of venture capital investments and equity securities. These gains more than offset an increase in other expenses in the underwriting segment during the quarter. Year-to-date pretax earnings of $333 million increased 14% over 1995's six-month earnings, primarily due to an $83 million increase in pretax realized investment gains, which was partially offset by a catastrophe-driven $40 million deterioration in underwriting results.

Net income in the second quarter was $130 million, or $1.42 per share, compared with net income of $113 million, or $1.24 per share, in the second quarter of 1995. Net income of $259 million, or $2.83 per share, for the first six months of 1996 increased 16% over comparable 1995 net income of $224 million, or $2.47 per share.

Consolidated revenues in the second quarter totaled $1.45 billion, an increase of 9% over second quarter 1995 revenues of $1.33 billion.
Year-to-date revenues in 1996 were 10% higher than the same period of 1995. Growth in insurance premiums earned, realized investment gains and investment income drove the increased revenue in 1996.

Results by Segment
- ------------------

Pretax results by industry segment were as follows (in millions):

                                         Three Months        Six Months
                                        Ended June 30       Ended June 30
                                        -------------       -------------
                                          1996    1995       1996   1995
                                          ----    ----       ----   ----
Pretax income (loss):
  Underwriting:
    GAAP underwriting results             ($39)    (26)       (81)     (41)
    Net investment income                  194      181       383      359
    Realized investment gains               46       8         88        9
    Other                                  (32)    (18)       (48)     (22)
                                          ----    ----       ----     ----
      Total underwriting                   169     145        342      305
  Insurance brokerage                       (5)     (4)       (18)     (18)
  Investment banking-asset management       22      20         43       39
  Parent and other                         (18)    (18)       (34)     (35)
                                          ----    ----       ----     ----
      Income before income taxes          $168     143        333      291
                                          ====    ====       ====     ====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Underwriting
- ------------
The following summarizes key financial results by
underwriting operation:
                                 % of     Three Months      Six Months
                                 1996    Ended June 30    Ended June 30
                               Written   --------------   --------------
($ in Millions)                Premiums    1996    1995   1996    1995
- ---------------                --------    ----    ----   ----    ----

Specialized Commercial:
  Written Premiums               30%       $340    355     604     639
  Underwriting Results                      $19    (26)      9     (46)
  Combined Ratio                           94.1  106.0    99.5   106.2

Personal Insurance:
  Written Premiums               18%       $189    179     353     329
  Underwriting Results                     ($61)    (3)    (89)    (10)
  Combined Ratio                          134.0  101.1   125.5   102.7

Commercial:
  Written Premiums               15%       $155    142     310     289
  Underwriting Results                      ($2)   (11)    (11)    (15)
  Combined Ratio                          102.7  107.9   104.4   105.2

Medical Services:
  Written Premiums               10%        $98    129     200     266
  Underwriting Results                      $20     25      40      51
  Combined Ratio                           94.2   85.8    94.3    85.5
                               ----       -----  -----   -----   -----
  Total St. Paul Fire &
     Marine:
  Written Premiums               73%       $782    805   1,467   1,523
  Underwriting Results                     ($24)   (15)    (51)    (20)
  Combined Ratio                          104.5  101.3   105.3   101.2

International:
  Written Premiums                6%        $56     46     113      88
  Underwriting Results                      ($6)   (12)    (12)    (17)
  Combined Ratio                          112.0  127.5   112.1   120.8
                               ----       -----  -----   -----   -----
  Total Worldwide Insurance:
  Written Premiums               79%       $838    851   1,580   1,611
  Underwriting Results                     ($30)   (27)    (63)    (37)
  Combined Ratio                          105.0  102.9   105.8   102.4

Reinsurance:
  Written Premiums               21%       $240    244     433     400
  Underwriting Results                      ($9)     1     (18)     (4)
  Combined Ratio                          102.0   95.5   103.2    99.4
                               ----       -----  -----   -----   -----
Total:
  Written Premiums              100%     $1,078  1,095   2,013   2,011
  GAAP Underwriting Results                ($39)   (26)    (81)    (41)

Statutory Combined Ratio:
  Loss and Loss Expense Ratio              73.8   72.9    73.6    72.4
  Underwriting Expense Ratio               30.5   28.5    31.6    29.3
                                          -----  -----   -----   -----
  Combined Ratio                          104.3  101.4   105.2   101.7
                                          =====  =====   =====   =====
  Combined Ratio Including
    Policyholders' Dividends              104.4  101.6   105.3   101.9
                                          =====  =====   =====   =====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

In May 1996, the company formed a new worldwide insurance underwriting group, which includes St. Paul Fire and Marine, the company's flagship domestic underwriting operation, and St. Paul
International Underwriting. This new structure is reflected in the table on the preceding page.

The underwriting segment posted pretax earnings of $169 million in the second quarter, 17% higher than pretax earnings of $145 million in the same quarter of 1995. A $38 million increase in realized investment gains more than offset the $13 million deterioration in underwriting results and a $14 million increase in other expenses, which resulted from the company's agreement to settle a lawsuit (see "Legal Matters" section on page 20). Year-to-date pretax earnings of $342 million grew 12% over the first half of 1995, primarily due to a $79 million increase in realized investment gains.

Second quarter 1996 written premiums of $1.08 billion were 2% below comparable 1995 premiums of $1.10 billion. Medical Services premium volume of $98 million for the quarter was down 25% from the same period of 1995, reflecting the impact of the transition to annual policy terms in the second half of last year, as well as the increasingly competitive medical insurance market. Specialized Commercial premiums were down 4% compared to the second quarter of 1995, primarily due to a decline in volume in the Construction line of business. Personal Insurance and Commercial premiums increased over the second quarter of 1995, due to new business.

Written premiums for the first half of 1996 were level with those in the same period of 1995. Premium declines of $66 million and $35 million in Medical Services and Specialized Commercial, respectively, were offset by premium growth in all other underwriting segments.

The second quarter 1996 GAAP underwriting loss was $39 million, compared with 1995's second quarter loss of $26 million. Catastrophe losses in the second quarter of 1996 totaled $52 million, largely resulting from Midwestern storms in April and May. Catastrophe losses in last year's second quarter were $55 million. Key factors in the increase in second quarter underwriting losses compared to 1995 were as follows:

     - Specialized Commercial - $45 million better than 1995 - A significant decline in losses resulting from the company's reduced participation in insurance pool arrangements was the primary factor in the improvement over 1995.

     - Commercial - $8 million better than 1995 - Favorable current year loss experience accounted for the reduction in losses from the second quarter of 1995.

     - Personal Insurance - $58 million worse than 1995 - A $26 million increase in catastrophe losses and other adverse current year loss experience on monoline personal coverages were the primary contributors to the deterioration from 1995.

     - Reinsurance - $10 million worse than 1995 - An increase in noncatastrophe losses drove the decline from 1995.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The year-to-date GAAP underwriting loss of $81 million was almost twice the 1995 six-month loss of $41 million. Catastrophe losses in the first half of 1996 totaled $115 million, compared with $71 million for the same period of 1995. This increase in catastrophe losses, coupled with a significant increase in noncatastrophe losses in Personal Insurance, more than offset the $55 million improvement in Specialized Commercial results compared to the first half of 1995.

Pretax investment income in the underwriting segment for the second quarter was $194 million, up 7% from $181 million in 1995. Year-to-date investment income was $24 million ahead of last year. The increase over 1995 was primarily due to strong investment cash flows, which have fueled a $735 million increase in fixed-maturity investments over the last twelve months. Fixed maturities purchased in the first half of 1996 were predominantly tax-exempt securities.

The weighted average pretax yield on the underwriting segment's fixed maturities portfolio was 7.2% at June 30, 1996, and approximately 96% of that portfolio was rated at investment grade levels (BBB or better).

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

The following table represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 1996, and the years ended Dec. 31, 1995 and 1994. Amounts in the "net" column are reduced by reinsurance recoverable.
                            1996
Pollution               (six months)      1995            1994
- ---------               -----------    -----------     -----------
(in millions)           Gross   Net    Gross   Net     Gross   Net
                        -----   ---    -----   ---     -----   ---
Beginning reserves       $528   319      275   200       105    73
Incurred losses            15    10       59    68        71    56
Reserve reallocation        -     -      233    79       132    95
Paid losses               (14)  (11)     (39)  (28)      (33)  (24)
                          ---   ---      ---   ---       ---   ---
Ending reserves          $529   318      528   319       275   200
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

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 1996, and the years ended Dec. 31, 1995 and 1994:

                             1996
 Asbestos                (six months)     1995          1994
 --------                -----------   -----------   -----------
(in millions)            Gross   Net   Gross   Net   Gross   Net
                         -----   ---   -----   ---   -----   ---
Beginning reserves       $283    158     185   145      62    48
Incurred losses            (5)     2     (13)   (9)     13    14
Reserve reallocation        -      -     127    34     127    95
Paid losses               (12)    (6)    (16)  (12)    (17)  (12)
                          ---    ---     ---   ---     ---   ---
Ending reserves          $266    154     283   158     185   145
                          ===    ===     ===   ===     ===   ===

Most of the asbestos claims the company has received pertain to policies written prior to 1986. Since 1986, for policies underwritten in the United States, the company's Commercial General Liability policy has included the industry standard absolute pollution exclusion, which the company believes applies to asbestos claims.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

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

Total gross environmental and asbestos reserves at June 30, 1996, of $795 million represented 8% of gross consolidated reserves of $10.4 billion.

Legal Matters
- -------------

In May 1995, a purported class action lawsuit brought in the District Court of Brazoria County, Texas, was served on three of the company's subsidiaries on behalf of persons who, from 1983 through 1985, purchased interests in certain limited partnerships for which Damson Oil Corporation served as general partner. The complaint sought unspecified actual damages, treble damages, punitive damages, attorneys' fees, costs, and pre- and post-judgment interest. In April 1995, plaintiffs sent the company's subsidiaries a letter under the Texas Deceptive Trade Practices
Act demanding $400 million of alleged actual damages plus unspecified attorneys' fees in settlement of their claims.
During the second quarter of 1996, the company, pursuant to an oral understanding with the plaintiffs, recorded an expense of $16 million, which, in addition to a previously recorded provision of $9 million, would settle all claims associated with this lawsuit. The defendants and plaintiffs recently entered into a written agreement, which is subject to approval by the Texas court with jurisdiction over the case, to settle all claims and related expenses associated with this lawsuit for approximately $25 million.

Insurance Brokerage
- -------------------

The insurance brokerage segment (Minet) incurred a pretax loss of $5 million in the second quarter, slightly worse than the comparable 1995 loss of $4 million. Minet's pretax loss for the first half of 1996 was $18 million, level with the first six months of 1995. Brokerage fees and commissions for the quarter were 4% below 1995. Year-to-date fees and commissions were level with 1995. The competitive market environment for brokerage services worldwide has negatively impacted Minet's efforts to increase revenues. The company is in the process of examining a number of near-term strategic options for Minet.

Investment Banking-Asset Management
- -----------------------------------

The company's portion of The John Nuveen Company's second quarter pretax earnings was $22 million, compared with $20 million in 1995. For the first half of 1996, the company's portion was $43 million, compared with $39 million in 1995. The company currently owns 78% of Nuveen.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Asset management fees of $46 million for the quarter were level with the same period of 1995, but operating expenses were down 14%. Assets under management totaled $31.4 billion at June 30, down slightly from year-end 1995 due to a decline in the value of underlying fund investments. Unit Investment Trust sales in the first half of 1996 were $491 million, down from sales of $570 for the same period of 1995. Second quarter sales of $276 million, however, were slightly higher than the comparable 1995 total.

Capital Resources
- -----------------

Common shareholders' equity totaled $3.69 billion at the end of the second quarter, down slightly from year-end 1995 despite $259 million of net income for the first half of 1996. The after-tax appreciation of the company's fixed maturities investment portfolio has declined $230 million in 1996, reflecting the impact of rising interest rates on the bond markets. The company's equity and venture capital portfolios experienced a $47 million increase in their after-tax appreciation in the first half of 1996. The company has repurchased and retired 782,000 shares of its common stock for a total cost of $42 million in 1996.

In June 1996, the company announced an agreement with The
Allstate Corporation to purchase Northbrook Holdings Inc., an
Allstate subsidiary which underwrites various commercial insurance products throughout the United States. The Northbrook purchase was completed on July 31, 1996, for a total cost of $184 million, which was provided from internal funds.

Total debt outstanding at the end of the quarter was $696 million, down slightly from $704 million at the end of 1995. The ratio of debt to total capitalization at June 30, 1996, was 15%, unchanged from year-end 1995. In June 1996, the company filed a shelf registration statement with the Securities and Exchange Commission which will give the company the capacity to issue $275 million of additional debt in the future.

In July 1996, The John Nuveen Company, in which the company holds a 78% majority interest, announced its intention to repurchase up to 3.5 million of its outstanding common shares. The repurchases will be proportioned between minority shareholders and the company in order to maintain the company's 78% ownership. If Nuveen were to complete the repurchase of those shares at the current market price, the total proceeds to the company would be approximately $70 million.

The company's ratio of earnings to fixed charges was 10.58 for the first six months of 1996, compared with 8.93 for the same period of 1995. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 7.36 for the first six months of 1996, compared with 6.93 for the same period of 1995. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Liquidity
- ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $294 million in the first half of 1996, compared with $344 million in 1995. The company's liquidity position remains strong due to cash flows from the underwriting segment.


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
          The information set forth in Note 5 to the consolidated financial statements and the "Legal Matters" section of Management's Discussion and Analysis included in Part I of this report is incorporated herein by reference.

          In May 1995, a purported class action lawsuit brought in the District Court of Brazoria County, Texas was served on three subsidiaries of the company on behalf of persons who allegedly paid $400 million from 1983 through 1985 for interests in certain limited partnerships that Damson Oil Corporation ("Damson") served as general partner. The complaint in this lawsuit (Olin Nelson, et al. v. St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance
          Company ("Surplus Lines") and St. Paul Specialty Underwriting, Inc.) alleged, among other things, that the defendants conspired with Damson to mislead the investors as to the protection afforded by certain insurance policies issued by Surplus Lines in violation of the Texas Deceptive Trade Practices Act and other laws. The plaintiffs sought unspecified actual damages, treble damages, punitive damages, attorney fees, costs, and pre- and post-judgment interest. During the second quarter of 1996, the company, pursuant to an oral understanding with the plaintiffs, recorded an expense of $16 million, which, in addition to a previously recorded provision of $9 million, would settle all claims associated with this lawsuit. The defendants and plaintiffs recently entered into a written agreement, which is subject to approval by the Texas court with jurisdiction over the case, to settle all claims and related expenses associated with this lawsuit for approximately
          $25 million.

Item 2.   Changes in Securities.
          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          The Registrant's annual shareholders' meeting was held on May 7, 1996.

         (1) All twelve persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All twelve nominees were elected by the following votes:

                                       In favor    Withheld
                                       --------    --------
            Michael R. Bonsignore    74,435,964     318,551
            John H. Dasburg          74,344,441     410,074
            W. John Driscoll         74,383,632     370,883
            Pierson M. Grieve        74,393,753     360,762
            Ronald James             74,423,368     331,147
            William H. Kling         74,360,893     393,622
            Douglas W. Leatherdale   74,351,405     403,110
            Bruce K. MacLaury        74,420,698     333,817
            Glen D. Nelson           74,424,692     329,823
            Anita M. Pampusch        74,418,508     336,007
            Gordon M. Sprenger       74,416,523     337,992
            Patrick A. Thiele        74,418,520     335,995

        (2) By a vote of 74,204,593 in favor, 298,205
            against and 251,717 abstaining, the
            shareholders ratified the selection of KPMG
            Peat Marwick LLP as the independent auditors for the Registrant.


Item 5.   Other Information.
          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth on page 25 of this report.

         (b) Reports on Form 8-K.

             The Registrant filed a Form 8-K Current Report dated June 18, 1996, pertaining to the press release of the announcement of the Registrant's agreement to acquire Northbrook Holdings Inc. from The Allstate Corporation.

             The Registrant filed a Form 8-K Current Report dated July 29, 1996, pertaining to the Registrant's press release of second quarter 1996 financial results.

             The Registrant filed a Form 8-K Current Report dated August 7, 1996, pertaining to exhibits filed in connection with the Registration Statement on Form S-3 (File No. 333-06456) filed by the Registrant covering debt securities issuable under an indenture, dated as of March 31, 1990, between the Registrant and The Chase Manhattan Bank.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  August 12, 1996              By  /s/ Bruce A. Backberg
                                        ---------------------
                                            Bruce A. Backberg
                                            Vice President
                                            and Corporate Secretary
                                            (Authorized Signatory)


Date:  August 12, 1996              By  /s/ Howard E. Dalton
                                        --------------------
                                            Howard E. Dalton
                                            Senior Vice President
                                            Chief Accounting Officer

                        EXHIBIT INDEX
                        -------------

Exhibit                                                             How
- -------                                                            Filed

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..................................

(4) Instruments defining the rights of security holders,
        including indentures**......................................

(10)   Material contracts*..........................................

(11) Statement re computation of per share earnings**............... (1)

(12) Statement re computation of ratios**........................... (1)

(15) Letter re unaudited interim financial information*.............

(18) Letter re change in accounting principles*.....................

(19) Report furnished to security holders*..........................

(22) Published report regarding matters submitted to
        vote of security holders*...................................

(23) Consents of experts and counsel*...............................

(24) Power of attorney*.............................................

(27) Financial data schedule**...................................... (1)

(99) Additional exhibits*...........................................


    *  These items are not applicable.

   ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange
       Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102.

   (1) Filed electronically.