Form 10-Q
period 1996-09-30
ST PAUL COMPANIES INC /MN/
filed 1996-11-14
CIK 86312

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

  (Mark One)


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       X    OF THE SECURITIES EXCHANGE ACT OF 1934
      ----

     For the quarterly period ended  September 30, 1996
                                     ------------------

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

The number of shares of the Registrant's Common Stock, without par value, outstanding at November 8, 1996, was 82,980,241.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income (Unaudited), Three
  and Nine Months Ended September 30, 1996 and 1995         3


Consolidated Balance Sheets, September 30, 1996
  (Unaudited) and December 31, 1995                         4


Consolidated Statements of Shareholders' Equity,
  Nine Months Ended September 30, 1996 (Unaudited) and
  Twelve Months Ended December 31, 1995                     6


Consolidated Statements of Cash Flows (Unaudited),
  Nine Months Ended September 30, 1996 and 1995             7


Notes to Consolidated Financial Statements (Unaudited)      8


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       15


PART II. OTHER INFORMATION


Item 1 through Item 6                                       22


Signatures                                                  24


EXHIBIT INDEX                                               25

                       PART I FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                              (In thousands)

                                   Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                   ------------------    ------------------
                                     1996       1995        1996       1995
                                     ----       ----        ----       ----

Revenues:
  Premiums earned              $1,168,908    993,317    3,254,868   2,931,214
  Net investment income           211,672    193,922      616,223     570,487
  Insurance brokerage fees
    and commissions                81,388     83,549      224,476     227,662
  Investment banking-asset
    management                     55,544     55,091      161,468     162,969
  Realized investment gains        37,556     25,736      132,981      38,060
  Other                            10,571     13,251       35,435      32,661
                                ---------  ---------    ---------   ---------
    Total revenues              1,565,639  1,364,866    4,425,451   3,963,053
                                ---------  ---------    ---------   ---------
Expenses:
  Insurance losses and loss
    adjustment expenses           905,943    714,302    2,440,204   2,118,131
  Policy acquisition expenses     249,736    215,863      712,015     642,785
  Provision for loss on
    disposal of insurance
    brokerage operations          250,000          -      250,000           -
  Operating and administrative    296,484    256,596      827,225     732,632
                                ---------  ---------    ---------   ---------
    Total expenses              1,702,163  1,186,761    4,229,444   3,493,548
                                ---------  ---------    ---------   ---------
    Income (loss) before
      income taxes               (136,524)   178,105      196,007     469,505
Income tax expense (benefit):
  Federal current                  14,288     53,825       86,855     145,085
  Other                          (279,746)   (18,119)    (278,656)    (41,542)
                                ---------  ---------    ---------   ---------
    Total income tax
       expense (benefit)         (265,458)    35,706     (191,801)    103,543
                                ---------  ---------    ---------   ---------
    Net income                   $128,934    142,399      387,808     365,962
                                =========  =========    =========   =========
Earnings per common share:
  Primary                           $1.50       1.64         4.50        4.21
                                =========  =========    =========   =========
  Fully diluted                     $1.42       1.54         4.24        4.00
                                =========  =========    =========   =========
Dividends declared on
  common stock                      $0.44       0.40         1.32        1.20
                                =========  =========    =========   =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                               September 30,   December 31,
ASSETS                                              1996           1995
------                                           ----------     ----------
                                                (Unaudited)

Investments:
  Fixed maturities, at estimated market value    $11,581,950    10,372,890
  Equities, at estimated market value                840,369       711,471
  Real estate, at cost less accumulated
    depreciation of $78,392 (1995; $68,795)          609,245       611,656
  Venture capital, at estimated market value         514,366       388,599
  Other investments                                   51,820        42,776
  Short-term investments, at cost                    522,201       939,528
                                                  ----------    ----------
   Total investments                              14,119,951    13,066,920
Cash                                                  33,646        34,440
Investment banking inventory securities               95,709       249,662
Reinsurance recoverables:
  Unpaid losses                                    1,989,958     1,853,817
  Paid losses                                         59,654        74,568
Receivables:
  Underwriting premiums                            1,552,360     1,316,560
  Insurance brokerage activities                           -       652,801
  Interest and dividends                             207,359       197,740
  Other                                               95,819        81,885
Deferred policy acquisition expenses                 406,254       372,174
Ceded unearned premiums                              204,853       226,943
Deferred income taxes                                966,364       528,805
Office properties and equipment, at cost
  less accumulated depreciation
  of $215,039 (1995; $277,759)                       285,586       478,286
Goodwill                                             170,548       314,457
Other assets                                         263,802       207,444
                                                  ----------    ----------
   Total assets                                  $20,451,863    19,656,502
                                                  ==========    ==========

 See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                              (In thousands)

                                               September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1996           1995
------------------------------------           ------------    -----------
                                                (Unaudited)

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses            $11,735,119    10,247,070
  Unearned premiums                                2,578,197     2,361,028
                                                  ----------    ----------
   Total insurance reserves                       14,313,316    12,608,098
Debt                                                 707,560       704,042
Payables:
  Insurance brokerage activities                           -       979,964
  Income taxes                                       212,595       179,249
  Reinsurance premiums                               130,698       139,058
  Accrued expenses and other                         522,359       618,903
Other liabilities                                    484,703       490,067
                                                  ----------    ----------
   Total liabilities                              16,371,231    15,719,381
                                                  ----------    ----------
Company-obligated mandatorily redeemable
  preferred securities of
  St. Paul Capital L.L.C.                            207,000       207,000
                                                  ----------    ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 989 shares
  outstanding (999 shares in 1995)                   142,833       144,165
Guaranteed obligation - PSOP                        (126,068)     (133,293)
                                                  ----------    ----------
   Total preferred shareholders' equity               16,765        10,872
                                                  ----------    ----------
Common:
Common stock, 240,000 shares authorized; 83,160
  shares outstanding (83,976 shares in 1995)         465,827       460,458
Retained earnings                                  2,922,092     2,704,075
Guaranteed obligation - ESOP                         (23,131)      (32,294)
Unrealized appreciation of investments               511,457       627,791
Unrealized loss on foreign currency translation      (19,378)      (40,781)
                                                  ----------    ----------
   Total common shareholders' equity               3,856,867     3,719,249
                                                  ----------    ----------
   Total shareholders' equity                      3,873,632     3,730,121
                                                  ----------    ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity         $20,451,863    19,656,502
                                                  ==========    ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)
                                                     Nine          Twelve
                                                 Months Ended   Months Ended
                                                September 30,   December 31,
                                                     1996           1995
                                                 ------------   ------------
                                                  (Unaudited)
Preferred shareholders' equity:
Series B convertible preferred stock:
  Beginning of period                                $144,165      146,102
  Change during period                                 (1,332)      (1,937)
                                                   ----------   ----------
     End of period                                    142,833      144,165
                                                   ----------   ----------
Guaranteed obligation - PSOP:
  Beginning of period                                (133,293)    (141,567)
  Principal payments                                    7,225        8,274
                                                   ----------   ----------
     End of period                                   (126,068)    (133,293)
                                                   ----------   ----------
     Total preferred shareholders' equity              16,765       10,872
                                                   ----------   ----------
Common shareholders' equity:
Common stock:
  Beginning of period                                 460,458      445,222
  Stock issued under stock option
    and other incentive plans                          11,716       19,481
  Reacquired common shares                             (6,347)      (4,245)
                                                   ----------   ----------
     End of period                                    465,827      460,458
                                                   ----------   ----------
Retained earnings:
  Beginning of period                               2,704,075    2,362,286
  Net income                                          387,808      521,209
  Dividends declared on common stock                 (109,547)    (133,956)
  Dividends declared on PSOP
    preferred stock, net of taxes                      (6,503)      (8,582)
  Reacquired common shares                            (54,627)     (38,291)
  Tax benefit on employee stock options and awards        886        1,409
                                                   ----------   ----------
     End of period                                  2,922,092    2,704,075
                                                   ----------   ----------
Guaranteed obligation - ESOP:
  Beginning of period                                 (32,294)     (44,410)
  Principal payments                                    9,163       12,116
                                                   ----------   ----------
     End of period                                    (23,131)     (32,294)
                                                   ----------   ----------
Unrealized appreciation of investments, net of
 taxes:
  Beginning of period                                 627,791       13,948
  Change during the period                           (116,334)     613,843
                                                   ----------   ----------
     End of period                                    511,457      627,791
                                                   ----------   ----------
Unrealized loss on foreign currency
translation, net of taxes:
  Beginning of period                                 (40,781)     (44,112)
  Currency translation adjustments                     (4,191)       3,331
  Realized loss relating to disposal
    of brokerage operations                            25,594            -
                                                   ----------   ----------
     End of period                                    (19,378)     (40,781)
                                                   ----------   ----------
     Total common shareholders' equity              3,856,867    3,719,249
                                                   ----------   ----------
     Total shareholders' equity                    $3,873,632    3,730,121
                                                   ==========   ==========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                        Nine Months Ended
                                                           September 30
                                                   --------------------------
                                                        1996          1995
                                                       ------        ------
OPERATING ACTIVITIES
Underwriting:
  Net income                                          $374,034      383,742
  Adjustments:
    Change in net insurance reserves                   362,377      625,146
    Change in underwriting premiums receivable         (51,027)    (208,381)
    Provision for deferred taxes                       (27,823)     (47,024)
    Realized investment gains                         (124,944)     (32,355)
    Other                                              182,695      (96,758)
                                                    ----------   ----------
      Total underwriting                               715,312      624,370
                                                    ----------   ----------
Insurance brokerage:
  Net loss                                            (276,074)     (22,172)
  Adjustments:
    Provision for estimated loss on disposal           250,000            -
    Change in premium balances                         (71,162)     (28,041)
    Other                                                8,574       15,568
                                                    ----------   ----------
      Total insurance brokerage                        (88,662)     (34,645)
                                                    ----------   ----------
Investment banking-asset management:
  Net income                                            41,100       37,997
  Adjustments:
    Change in inventory securities                     111,950       40,919
    Change in short-term investments                   (58,457)    (104,401)
    Change in short-term borrowings                    (25,000)           -
    Change in open security transactions                (1,502)      (2,810)
    Other                                               16,319       52,353
                                                    ----------   ----------
      Total investment banking-asset management         84,410       24,058
                                                    ----------   ----------
Parent company and consolidating eliminations:
  Net income (loss)                                    248,748      (33,605)
  Deferred tax benefit on provision for
   loss on disposal of insurance brokerage
   operations                                         (266,000)           -
  Realized investment gains                             (8,037)      (5,705)
  Other adjustments                                    (19,847)      42,016
                                                    ----------   ----------
      Total parent company and
        consolidating eliminations                     (45,136)       2,706
                                                    ----------   ----------
       Net cash provided by operating activities       665,924      616,489
                                                    ----------   ----------
INVESTING ACTIVITIES
Purchase of investments                             (2,241,359)  (2,015,989)
Proceeds from sales and
  maturities of investments                          1,823,783    1,336,941
Change in short-term investments                       107,063       56,399
Purchase of Northbrook Holdings Inc.,
  net of cash acquired                                (184,568)           -
Change in open security transactions                    16,925      (28,876)
Net purchases of office properties and equipment       (32,892)     (37,322)
Other                                                  (22,566)     (50,628)
                                                    ----------   ----------
           Net cash used in investing activities      (533,614)    (739,475)
                                                    ----------   ----------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock          (115,808)    (107,897)
Proceeds from issuance of debt                          44,238      192,900
Reacquired common shares                               (60,310)        (497)
Proceeds from issuance of company-obligated
  mandatorily redeemable preferred
  securities of St. Paul Capital L.L.C.                      -      207,000
Repayment of debt                                            -     (185,844)
Other                                                   (1,296)        (818)
                                                    ----------   ----------
        Net cash provided by (used in)
          financing activities                        (133,176)     104,844
                                                    ----------   ----------
Effect of exchange rate changes on cash                     72          140
                                                    ----------   ----------
      Decrease in cash                                    (794)     (18,002)
      Cash at beginning of period                       34,440       46,664
                                                    ----------   ----------
      Cash at end of period                             33,646       28,662
                                                    ==========   ==========
See notes to consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unaudited
September 30, 1996

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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2  Earnings per Share
--------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding.

                                        Three Months Ended Nine Months Ended
                                           September 30       September 30
                                         ----------------   ----------------
                                           1996      1995     1996     1995
                                         ------    ------   ------   ------
                                                 (In thousands)

PRIMARY
Net income, as reported                 $128,934  142,399   387,808   365,962
PSOP preferred dividends declared
  (net of taxes)                          (2,179)  (2,159)   (6,503)   (6,444)
Premium on preferred shares redeemed        (224)       -      (664)        -
                                        --------  -------   -------   -------
    Net income, as adjusted             $126,531  140,240   380,641   359,518
                                        ========  =======   =======   =======

FULLY DILUTED
Net income, as reported                 $128,934  142,399   387,808   365,962
 Dividends on monthly income preferred
  securities (net of taxes)                2,018    2,018     6,055     3,027
Additional PSOP expense (net of taxes)
  due to assumed conversion
  of preferred stock                        (752)    (867)   (2,265)   (2,612)
Premium on preferred shares redeemed        (224)       -      (664)        -
                                        --------  -------   -------   -------
    Net income, as adjusted             $129,976  143,550   390,934   366,377
                                        ========  =======   =======   =======

ADJUSTED AVERAGE COMMON SHARES
 OUTSTANDING
Primary                                   84,254   85,566    84,644    85,373
                                        ========  =======   =======   =======
Fully diluted                             91,840   93,414    92,179    91,570
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

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 3  Investments
-------------------
Investment Activity. A summary of investment transactions is presented below.

                                  Nine Months Ended September 30
                                  ------------------------------
                                          1996       1995
                                         ------     ------
                                          (In thousands)

Purchases:
  Fixed maturities                      $1,418,142   1,206,888
  Equities                                 700,308     648,154
  Real estate                               18,807     108,589
  Venture capital                           74,375      46,938
  Other investments                         29,727       5,420
                                         ---------   ---------
    Total purchases                      2,241,359   2,015,989
                                         ---------   ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                  390,401     240,652
    Maturities and redemptions             637,362     433,306
  Equities                                 682,462     588,601
  Venture capital                          102,741      64,260
  Real estate                                8,577       7,520
  Other investments                          2,240       2,602
                                         ---------   ---------
    Total sales and maturities           1,823,783   1,336,941
                                         ---------   ---------
    Net purchases                         $417,576     679,048
                                         =========   =========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                            Nine Months Ended    Twelve Months Ended
                            September 30, 1996     December 31, 1995
                            ------------------   -------------------
                                            (In thousands)

Fixed maturities                 $(307,394)            742,626
Equities                            34,728             130,247
Venture capital                     95,160              59,880
                                  --------             -------
  Total change in pretax
   unrealized appreciation        (177,506)            932,753
Increase (decrease) in deferred
  tax asset due to change
  in unrealized appreciation        61,172            (318,910)
                                  --------            --------
  Total change in unrealized
   appreciation, net of taxes    $(116,334)            613,843
                                  ========            ========


Note 4  Income Taxes
--------------------

The components of the income tax provision are as follows:

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                   ------------------    ------------------
                                      1996      1995       1996       1995
                                     ------    ------     ------     ------
                                                (In thousands)

Federal current tax expense        $14,288     53,825     86,855     145,085
Federal deferred tax benefit on
  provision for loss on disposal
  of insurance brokerage
  operations                      (266,000)         -   (266,000)          -
Other federal deferred
  tax benefit                      (23,669)   (19,190)   (39,900)    (50,207)
                                   -------    -------    -------     -------
  Total federal income tax
    expense (benefit)             (275,381)    34,635   (219,045)     94,878
Foreign income taxes                 8,401       (260)    22,862       4,875
State income taxes                   1,522      1,331      4,382       3,790
                                   -------    -------    -------     -------
  Total income tax
   expense (benefit)             ($265,458)    35,706   (191,801)    103,543
                                   =======    =======    =======     =======

See Note 9 on page 14 for further discussion of the $266 million deferred tax benefit on the provision for loss on disposal of insurance brokerage operations.

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


Note 6  Debt
------------

Debt consists of the following:

                             September 30,        December 31,
                                    1996                  1995
                             ------------------    -----------------
                               Book      Fair        Book       Fair
                              Value     Value       Value      Value
                              -----     -----       -----      -----
                                       (In thousands)

Medium-term notes           $412,428   408,600     397,433    419,500
Commercial paper             178,473   178,473     149,629    149,629
9 3/8% notes                  99,991   102,200      99,982    105,300
Guaranteed ESOP debt          16,668    17,100      25,001     26,200
Pound sterling loan notes          -         -       6,997      6,997
Short-term borrowings              -         -      25,000     25,000
                             -------   -------     -------    -------
    Total debt              $707,560   706,373     704,042    732,626
                             =======   =======     =======    =======

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

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                               -------------------- ---------------------
                                  1996      1995        1996        1995
                                  ----      ----        ----        ----
                                             (In thousands)

Premiums written:
  Direct                        $1,120,234  1,076,797  2,813,855   2,828,803
  Assumed                          273,631    224,685    789,490     750,207
  Ceded                           (146,895)  (143,854)  (343,838)   (409,893)
                                 ---------  ---------  ---------   ---------
    Net premiums written        $1,246,970  1,157,628  3,259,507   3,169,117
                                 =========  =========  =========   =========
Premiums earned:
  Direct                        $1,045,971    928,783  2,891,156   2,715,737
  Assumed                          270,119    222,705    749,765     656,450
  Ceded                           (147,182)  (158,171)  (386,053)   (440,973)
                                 ---------  ---------  ---------   ---------
    Net premiums earned         $1,168,908    993,317  3,254,868   2,931,214
                                 =========  =========  =========   =========
Insurance losses and loss
 adjustment expenses:
  Direct                          $830,977    652,304  2,127,265   1,894,286
  Assumed                          151,748    181,845    531,170     557,391
  Ceded                            (76,782)  (119,847)  (218,231)   (333,546)
                                 ---------  ---------  ---------   ---------
    Net insurance losses and
    loss adjustment expenses      $905,943    714,302  2,440,204   2,118,131
                                 =========  =========  =========   =========

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 8  Acquisition of Northbrook Holdings Inc.
-----------------------------------------------

On July 31, 1996, St. Paul Fire and Marine Insurance Company, a subsidiary of the company, completed its acquisition of Northbrook Holdings Inc. and its three insurance company subsidiaries from The Allstate Corporation. Northbrook and its subsidiaries, which had $587 million in net written premiums in 1995, underwrite various property-liability commercial insurance products throughout the United States.

The company's total cost for the Northbrook acquisition was approximately $190 million (subject to post-closing adjustments), which was provided from internal funds. The company recorded goodwill of approximately $64 million as a result of this acquisition, which is being amortized over a 15-year period.

The acquisition was accounted for as a purchase. As a result, Northbrook's results were included in the company's consolidated results from the date of purchase. Consolidated results would not have been materially different had this acquisition been completed at the beginning of 1995.


Note 9  Provision for Loss on Disposal of Insurance Brokerage Operations
------------------------------------------------------------------------

In September 1996, the company committed to a plan to dispose of a significant portion of its insurance brokerage operations. As a result, the company recorded a pretax loss of $250 million in the third quarter, representing the estimated difference between the fair value and the carrying value of these operations at the date of disposal. The third quarter loss provision encompasses estimated operating losses of the affected operations through the estimated disposal date, the realization of previously unrealized foreign exchange losses, pension and postretirement curtailment gains, and estimated selling costs. Any adjustments to the loss provision will be reflected in the results for the quarter during which the adjustments are made.

The company recorded a $266 million deferred tax benefit in the third quarter associated with this loss on disposal. This net benefit consisted of a tax benefit on the provision for loss on disposal of $304 million, reduced by a valuation allowance of $38 million. The company's federal income tax carrying value of the affected operations was substantially higher than the carrying value for financial statement purposes, resulting in the tax benefit recognized in the third quarter being disproportionate to the related pretax loss.

The brokerage operations' balance sheet was not included in the company's consolidated balance sheet at Sept. 30, 1996. Rather, the net assets of the brokerage operations were included on one line in the balance sheet.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 1996

Consolidated Results
--------------------

The company incurred a pretax loss of $137 million in the third quarter, driven by a $250 million provision for the estimated loss on disposal of a significant portion of the company's insurance brokerage operations. The company also recorded a $266 million deferred tax benefit associated with this loss provision. Year-to-date pretax earnings of $196 million were $274 million below comparable 1995 earnings of $470 million, reflecting the impact of the brokerage loss provision and a significant increase in catastrophe losses in the company's underwriting operations.

Consolidated revenues in the third quarter totaled $1.57 billion, over $200 million higher than 1995 third quarter revenues of $1.36 billion. Year-to-date revenues in 1996 were 12% higher than the same period of 1995. Growth in insurance premiums earned, investment income and realized investment gains accounted for the increased revenue in 1996.

Results by Segment
------------------

Pretax results by industry segment were as follows (in millions):

                                            Three Months    Nine Months
                                           Ended Sept. 30  Ended Sept. 30
                                           -------------   -------------
                                             1996   1995     1996    1995
                                             ----   ----     ----    ----
Pretax income (loss):
 Insurance:
   Underwriting:
    GAAP underwriting results                $(87)   (25)    (168)    (66)
    Net investment income                     202    184      585     543
    Realized investment gains                  36     23      125      32
    Other                                     (40)   (11)     (88)    (33)
                                             ----   ----     ----    ----
      Total underwriting                      111    171      454     476
   Brokerage                                 (252)     5     (270)    (14)
                                             ----   ----     ----    ----
      Total insurance                        (141)   176      184     462
 Investment banking-asset management           23     22       67      61
 Parent and other                             (19)   (20)     (55)    (53)
                                             ----   ----     ----    ----
      Income (loss) before income taxes      (137)   178      196     470
Income tax expense (benefit)                 (266)    36     (192)    104
                                             ----   ----     ----    ----
      Net income                             $129    142      388     366
                                             ====   ====     ====    ====
Net income per common share                 $1.42   1.54     4.24    4.00
                                             ====   ====     ====    ====

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Insurance Underwriting
----------------------
The following summarizes key financial results by underwriting operation:
                                 % of     Three Months     Nine Months
                                 1996    Ended Sept. 30   Ended Sept. 30
                               Written   --------------   --------------
($ in Millions)                Premiums    1996    1995    1996    1995
---------------                --------    ----    ----    ----    ----

Specialized Commercial:
  Written Premiums               29%       $342     336     947     975
  Underwriting Results                      $18     (26)     27     (73)
  Combined Ratio                           93.3   107.4    97.3   106.6

Personal Insurance:
  Written Premiums               17%       $193     178     546     508
  Underwriting Results                     ($61)     (8)   (150)    (18)
  Combined Ratio                          133.3   104.1   128.0   103.1

Commercial:
  Written Premiums               16%       $220     166     530     454
  Underwriting Results                     ($35)     (5)    (46)    (20)
  Combined Ratio                          117.0   101.1   109.8   103.8

Medical Services:
  Written Premiums               12%       $201     242     401     508
  Underwriting Results                       $7      14      47      66
  Combined Ratio                           92.7    86.6    92.0    85.1
                                ----      -----   -----   -----   -----
  Total St. Paul Fire &
     Marine:
  Written Premiums               74%       $956     922   2,424   2,445
  Underwriting Results                     ($71)    (25)   (122)    (45)
  Combined Ratio                          106.9   100.7   105.7   100.9

International:
  Written Premiums                7%       $118      66     229     154
  Underwriting Results                      ($4)     (3)    (16)    (19)
  Combined Ratio                          100.0    98.8   106.2   112.6
                                ----      -----   -----   -----   -----
  Total Worldwide Insurance:
  Written Premiums               81%     $1,074     988   2,653   2,599
  Underwriting Results                     ($75)    (28)   (138)    (64)
  Combined Ratio                          106.2   100.6   105.8   101.7

Reinsurance:
  Written Premiums               19%       $173     170     607     570
  Underwriting Results                     ($12)      3     (30)     (2)
  Combined Ratio                          108.6    99.9   104.8    99.4
                                ----      -----   -----   -----   -----
Total:
  Written Premiums              100%     $1,247   1,158   3,260   3,169
  GAAP Underwriting Results                ($87)    (25)   (168)    (66)

Statutory Combined Ratio:
  Loss and Loss Expense Ratio              77.5    71.9    75.0    72.3
  Underwriting Expense Ratio               29.1    28.5    30.6    29.0
                                          -----   -----   -----   -----
  Combined Ratio                          106.6   100.4   105.6   101.3
                                          =====   =====   =====   =====
  Combined Ratio Including
    Policyholders' Dividends              106.9   100.7   105.8   101.4
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

Underwriting operations posted pretax earnings of $111 million in the third quarter, $60 million less than the same period of 1995. Catastrophe losses in the third quarter of 1996 totaled $66 million, half of which were the result of Hurricane Fran in August. Catastrophe losses in last year's third quarter were $28 million. An increase in other expenses, primarily resulting from the company's agreement to settle a lawsuit (see "Legal Matters" section on page 20), also contributed to the deterioration in underwriting earnings.

Third quarter 1996 written premiums of $1.25 billion were 8% higher than premiums of $1.16 billion in the same 1995 quarter. The 1996 third quarter total includes $53 million of written premiums from the three commercial insurance underwriting subsidiaries of Northbrook Holdings Inc. acquired from The Allstate Corporation in July. Medical Services' premiums were down 17% compared with the same 1995 period, reflecting competitive conditions in that market sector. Personal Insurance premiums increased 8% over the third quarter of 1995, due to new business. International volume grew 77% over last year's third quarter, primarily the result of increased production at Camperdown Corporation, the company's vehicle for writing business through Lloyd's of London.

Written premiums for the first nine months of 1996 totaled $3.26 billion, 3% higher than the same period of 1995. Medical Services' year-to-date premiums were down $107 million from 1995, reflecting the impact of competitive market conditions and the transition to annual policy terms in the second half of last year. This decline was offset by significant premium growth in Commercial (primarily the result of the Northbrook acquisition) and International (due to Camperdown). Personal Insurance and Reinsurance premiums also increased over 1995 levels.

The third quarter 1996 GAAP underwriting loss was $87 million, compared with 1995's third quarter loss of $25 million. Key factors in the increase in third quarter underwriting losses compared to 1995 were as follows:

     - Specialized Commercial - $44 million better than 1995 - A significant decline in losses resulting from the company's withdrawal from various insurance pool arrangements drove the improvement over 1995.

     - Personal Insurance - $53 million worse than 1995 - The variance from 1995 resulted from a $22 million increase in catastrophe losses and a deterioration in other current year loss experience.

     - Commercial - $30 million worse than 1995 - The addition of Northbrook, which posted a $16 million underwriting loss in the quarter, and a $15 million increase in catastrophe losses were the primary factors contributing to the increase in underwriting losses.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

The nine-month GAAP underwriting loss of $168 million in 1996 was over $100 million worse than the comparable 1995 loss of $66 million. Catastrophe losses in the first nine months of 1996 totaled $181 million, compared with $99 million for the same period of 1995. This increase in catastrophe experience, coupled with an increase in noncatastrophe losses in Personal Insurance and Reinsurance, more than offset the $100 million improvement in Specialized Commercial results compared to the first nine months of 1995.

The underwriting operations' third quarter pretax investment income of $202 million, which was 10% higher than the same period of 1995, included $10 million of investment income from Northbrook. Year-to-date investment income of $585 million was 8% ahead of last year. The increase over 1995 was primarily due to strong investment cash flows, which have fueled a $586 million net increase (excluding Northbrook) in fixed-maturity investments over the last twelve months. After a twelve-month period of almost exclusive tax-exempt security purchases, the company began purchasing taxable bonds in the third quarter due to a change in the company's consolidated tax position.

The weighted average pretax yield on the underwriting operations' fixed maturities portfolio was 7.1% at Sept. 30, 1996. With the acquisition of Northbrook in the third quarter, the company added $1.2 billion of high-quality securities to its underwriting operations' investment portfolio. Approximately 95% of the fixed-maturity portfolio at Sept. 30, 1996 was rated at investment grade levels (BBB or better).


Environmental and Asbestos Claims
---------------------------------

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

The following table represents a reconciliation of total gross and net environmental reserve development for the nine months ended Sept. 30, 1996, and the years ended Dec. 31, 1995 and 1994.
Amounts in the "net" column are reduced by reinsurance recoverable.

                              1996            1995         1994
 Pollution                (nine months)   -----------  -----------
----------                 -----------
(in millions)             Gross    Net    Gross   Net  Gross   Net
                          -----    ---    -----   ---  -----   ---
Beginning reserves         $528    319      275   200    105    73
Incurred losses              64     48       59    68     71    56
Reserve reallocation          -      -      233    79    132    95
Paid losses                 (23)   (19)     (39)  (28)   (33)  (24)
                            ---    ---      ---   ---    ---   ---
Ending reserves            $569    348      528   319    275   200
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

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended Sept. 30, 1996, and the years ended Dec. 31, 1995 and 1994:

                            1996             1995         1994
 Asbestos               (nine months)    -----------  -----------
 --------                -----------
(in millions)            Gross    Net    Gross   Net  Gross   Net
                         -----    ----   -----   ---  -----   ---
Beginning reserves        $283     158     185   145     62    48
Incurred losses             10      15     (13)   (9)    13    14
Reserve reallocation         -       -     127    34    127    95
Paid losses                (19)    (10)    (16)  (12)   (17)  (12)
                           ---     ---     ---   ---    ---   ---
Ending reserves           $274     163     283   158    185   145
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

Total gross environmental and asbestos reserves at Sept. 30, 1996, of $843 million represented 7% of gross consolidated reserves of $11.7 billion.

Legal Matters
-------------

In 1993, the Superior Court of California entered judgment in an action brought against St. Paul Fire and Marine Insurance Company in 1987 by Arntz Contracting Company and certain affiliates. The action alleged breach of contract and intentional interference with ability to conduct business. The judgment affirmed a jury's August 1993 award of approximately $16.5 million in compensatory damages and $100 million in punitive damages. In January 1994, the portion of the judgment granting punitive damages was vacated. In the third quarter of 1996, the company, as a result of its reaching an oral understanding with the plaintiff, recorded an expense of $22 million for the settlement of all claims associated with this lawsuit.

Insurance Brokerage
-------------------

In the third quarter of 1996, the company committed to a plan to dispose of a significant portion of its insurance brokerage operations. The company recorded a pretax loss provision of $250 million in the third quarter, representing the estimated loss on disposal of these operations. The company also recorded a deferred tax benefit of $266 million relating to the plan for disposal. See Note 9 on page 14 for further discussion of the estimated loss on disposal of these operations.

Investment Banking-Asset Management
-----------------------------------

The company's portion of The John Nuveen Company's third quarter pretax earnings was $23 million, compared with $22 million in 1995. For the first nine months of 1996, the company's portion was $67 million, compared with $61 million in 1995. The company currently owns 78% of Nuveen.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion, Continued

Asset management fees of $46 million for the quarter were level with the same period of 1995. Year-to-date management fees in 1996 were 2% ahead of last year. Assets under management totaled $31.7 billion at Sept. 30, down slightly from year-end 1995 due to a decline in the value of underlying fund investments. Nuveen's year-to-date Unit Investment Trust sales of $766 million were down 12% from the comparable 1995 total.

Nuveen commenced a stock repurchase program in the third quarter, retiring 1.8 million of its common shares for a total cost of $46 million. The repurchases were proportioned between the company and minority shareholders to maintain the company's 78% interest in Nuveen. The company's proceeds from Nuveen's repurchases in the third quarter totaled $36 million.

Capital Resources
-----------------

Common shareholders' equity grew to a new high of $3.86 billion at the end of the third quarter, driven by the company's record nine-month net income of $388 million. The after-tax appreciation of the company's fixed maturities investment portfolio has declined $201 million in 1996, reflecting the impact of confusing economic indicators on the bond markets. The company's equity and venture capital portfolios, however, experienced an $84 million increase in their after-tax appreciation in the first nine months of 1996. The company has repurchased and retired 1.14 million shares of its common stock for a total cost of $60 million in 1996.

The company's acquisition of Northbrook Holdings Inc. from The
Allstate Corporation on July 31, 1996 was financed internally.
See Note 8 on page 14 for further details pertaining to this acquisition.

Total debt outstanding at the end of the quarter was $708 million, virtually unchanged from $704 million at the end of 1995. Nearly 60% of the company's debt is composed of medium-term notes, which bear a weighted average interest rate of 7.1%. The ratio of debt to total capitalization at Sept. 30, 1996, was 15%. In June 1996, the company filed a shelf registration statement with the Securities and Exchange Commission, giving the company the capacity to issue $275 million of additional debt. The company issued $15 million of medium-term notes in the third quarter.

The company's ratio of earnings to fixed charges was 4.68 for the first nine months of 1996, compared with 9.12 for the same period of 1995. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 3.28 for the first nine months of 1996, compared with 6.93 for the same period of 1995. The decline in ratios from 1995 was primarily due to the third quarter 1996 pretax loss of $137 million, which reduced year-to-date pretax earnings to $196 million, compared with pretax earnings of $470 million for the same period of 1995. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

Liquidity
---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $666 million in the first nine months of 1996, compared with $616 million in 1995. The company's liquidity position remains strong due to cash flows from underwriting operations.



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
          The information set forth in Note 5 to the consolidated financial statements and the "Legal Matters" section of Management's Discussion and Analysis included in Part I of this report is incorporated herein by reference.

          In 1993, the Superior Court of California entered judgment in an action brought against St. Paul Fire and Marine Insurance Company in 1987 by Arntz Contracting Company and certain affiliates. The action alleged breach of contract and intentional interference with ability to conduct business. The judgment affirmed a jury's August 1993 award of approximately $16.5 million in compensatory damages and $100 million in punitive damages. In January 1994, the portion of the judgment granting punitive damages was vacated. In the third quarter of 1996, the company, as a result of its reaching an oral understanding with the plaintiff, recorded an expense of $22 million for the settlement of all claims associated with this lawsuit.


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

             The Registrant filed a Form 8-K Current Report dated August 27, 1996, announcing that the Registrant had retained Goldman Sachs International to assist in examining strategic alternatives with respect to the Minet Group, the registrant's insurance brokerage operation.

             The Registrant filed a Form 8-K Current Report dated October 1, 1996, announcing the anticipated impact of weather-related losses on the Registrant's third quarter operating results.

             The Registrant filed a Form 8-K Current Report dated October 29, 1996, pertaining to the Registrant's press release of third quarter 1996 financial results.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  November 12, 1996            By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Vice President
                                    and Corporate Secretary
                                    (Authorized Signatory)


Date:  November 12, 1996            By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                        EXHIBIT INDEX
                        -------------

Exhibit                                                          How
-------                                                         Filed
                                                                -----
(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..............................

(4) Instruments defining the rights of security holders, including indentures**

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