Form 10-K405
period 1996-12-31
ST PAUL COMPANIES INC /MN/
filed 1997-03-26
CIK 86312

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---              EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1996

                                OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from          to
                                      ----------  -----------

                  Commission file number 0-3021

                   THE ST. PAUL COMPANIES, INC.
      (Exact name of Registrant as specified in its charter)

           Minnesota                         41-0518860
          ----------                        -------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

  385 Washington Street, Saint Paul, MN             55102
 --------------------------------------          ------------
 (Address of principal executive offices)         (Zip Code)

 Registrant's telephone number,
      including area code                      612-310-7911
                                               ------------

    Securities registered pursuant to Section 12(b) of the Act:

Common Stock (without par value)       New York Stock Exchange
                                        London Stock Exchange
     Stock Purchase Rights             New York Stock Exchange
     ---------------------          ------------------------------
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
                           Yes   X   No
                                ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    (X)

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 21, 1997, was $5,742,457,489. The number of shares of the Registrant's Common
Stock, without par value, outstanding at March 21, 1997, was 83,516,157.

An Exhibit Index is set forth at page 32 of this report.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------
Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 6, 1997, are incorporated by reference into Parts III and IV of this report.

                                           Page 1 of 32 pages

                               PART I
                               ------
Item 1.   Business.
------    --------

General Description

The St. Paul Companies, Inc. (The St. Paul) is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries comprise one of the oldest insurance organizations in the United States, dating back to 1853. The St. Paul is a management company principally engaged, through its subsidiaries, in property-liability insurance and reinsurance underwriting. The St. Paul also has a presence in the investment banking-asset management industry through its majority ownership of The John Nuveen Company. As a management company, The St. Paul oversees the operations of its subsidiaries and provides them with capital, management and administrative services. According to "Fortune" magazine's most recent rankings, The St. Paul was the 244th largest U. S. corporation, based on total 1995 revenues. At March 17, 1997, The St. Paul and its subsidiaries employed approximately 10,200 persons.

In 1996, The St. Paul decided to exit the insurance brokerage business and to dispose of Minet, its brokerage operations. Discussions concerning a sale are ongoing, but there can be no assurance as to when or on what terms such a sale will occur. Minet had experienced operating losses for several years amid highly competitive conditions in worldwide brokerage markets. Minet was classified as a discontinued operation in 1996, and results for 1995 and 1994 were restated to be consistent with the 1996 classification. Note 13 on page 66 of The St. Paul's 1996 Annual Report to Shareholders, which contains additional information relating to The St. Paul's discontinued operations, is incorporated herein by reference.

The St. Paul's underwriting segment accounted for 96% of consolidated revenues from continuing operations in 1996. The investment banking-asset management segment accounted for the remaining 4% of 1996 revenues. Note 16 on pages 67 and 68 of The St. Paul's 1996 Annual Report to Shareholders, which discloses revenues, income (loss) before income taxes and identifiable assets for The St. Paul's industry segments and by geographic areas for the last three years, is incorporated herein by reference.

The following table lists the sources of The St. Paul's consolidated revenues from continuing operations for each of the last three years:


                                                   Percentage of
                                               Consolidated Revenues

                                             1996       1995       1994
                                             ----       ----       ----
Underwriting:
 Worldwide Insurance Operations
 St. Paul Fire and Marine:
   Specialized Commercial                    22.2%      24.3%      23.2%
   Commercial                                15.0       11.6       11.4
   Personal Insurance                        12.4       13.0       14.2
   Medical Services                          10.5       12.0       14.6
                                            -----      -----      -----
       Total Fire and Marine                 60.1       60.9       63.4
 St. Paul International Underwriting          4.6        4.7        3.6
                                            -----      -----      -----
       Total Worldwide Insurance Operations  64.7       65.6       67.0
 St. Paul Re                                 12.8       13.0       11.1
 Net investment income                       13.9       14.5       15.4
 Realized investment gains                    3.6        1.5        0.8
 Other                                        0.8        0.6        0.7
                                            -----      -----      -----
       Total underwriting                    95.8       95.2       95.0
Investment banking-asset management           4.1        4.7        5.0
Parent company and eliminations               0.1        0.1          -
                                            -----      -----      -----
       Total                                100.0%     100.0%     100.0%
                                            =====      =====      =====

UNDERWRITING

Overview. The St. Paul's primary insurance underwriting business is conducted through its Worldwide Insurance Operations, which include St. Paul Fire and Marine (Fire and Marine) and St. Paul International Underwriting (International). Fire and Marine, The St. Paul's U.S. insurance operation, underwrites property and liability insurance and provides insurance-related products and services to commercial, professional and individual customers throughout the United States. International underwrites primary property-liability insurance coverages outside the United States. International also includes insurance written for foreign exposures of U.S.-based corporations and U.S. exposures of foreign-based companies. The St. Paul's reinsurance business operates under the name St. Paul Re, which underwrites reinsurance for leading property-liability insurance companies worldwide.

The primary sources of the underwriting operations' revenues are premiums earned from insurance policies and reinsurance contracts, income earned from the investment portfolio and sales of investments. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, The St. Paul's underwriting operations ranked 14th on the basis of 1995 written premiums.


Principal Departments and Products

The "Underwriting Results by Operation" table on page 22 of The St. Paul's 1996 Annual Report to Shareholders, which summarizes written premiums, underwriting results and combined ratios for each of its underwriting operations for the last three years, is incorporated herein by reference. The following discussion summarizes the business structure of The St. Paul's underwriting operations.

WORLDWIDE INSURANCE OPERATIONS

St. Paul Fire and Marine

Fire and Marine underwrites insurance through the following business units:

Specialized Commercial. Based on written premiums, this is the largest of Fire and Marine's operations. Specialized Commercial includes a number of individual underwriting operations which serve specific commercial customer segments or provide specialized products and services for targeted industry groups. Specialized Commercial, in general, provides coverage for damage to the customer's property (fire, inland marine and auto), liability for bodily injury or damage to the property of others (general liability, auto liability and excess), workers' compensation insurance, and various professional liability coverages.

Operations serving specific customer segments consist of the following:
Financial and Professional Services provides fidelity and property-liability coverages for depository institutions, and markets errors and omissions coverages for lawyers, insurance agents and other nonmedical professionals, including directors and officers. Ocean Marine provides a variety of property and liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection. Public Sector Services markets insurance products and services, including professional liability insurance, to all levels of government entities. Surplus Lines underwrites products liability insurance, umbrella and excess liability coverages, property insurance for high-risk classes of business, and coverages for unique, sometimes one-of-a-kind risks. Based on 1995 written premiums, The St. Paul ranked as the eighth-largest U.S.-based surplus lines underwriter. Technology underwrites a range of specialized coverages for information technology firms, including manufacturers of electronics, synthetics, industrial machinery and medical equipment.

The following operations provide products and services for targeted industry groups. Construction provides insurance to medium- and large-size general building contractors, highway contractors and specialty contractors. Large construction projects are insured during the life of the project. Surety underwrites surety bonds, primarily for construction contractors, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Based on 1995 written premiums, Fire and Marine's surety operation ranked as the sixth-largest underwriter of surety bonds in the United States. Manufacturing provides liability insurance and risk management products and services for large manufacturing operations. Service Industries provides large service-related businesses with insurance and risk management programs. Businesses served include retailers, wholesalers, insurance companies, and hospitality and entertainment firms. National Programs underwrites coverages for nationwide, multiple-policyholder programs through a single agency source. Transportation provides large motor carriers with customized insurance programs.

Specialized Commercial also includes Fire and Marine's Special Property operation, which underwrites large property accounts, layered and excess property programs, large deductible accounts, stop-loss and loss limit programs and other customized property business. Fire and Marine's limited participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they write, is included in Specialized Commercial results. These pools and associations serve to increase the underwriting capacity of participating companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk.

Commercial. Fire and Marine's Commercial underwriting operation offers property and liability insurance to a broad range of small to midsize commercial enterprises. Business coverages marketed include package, general liability, umbrella and excess liability, commercial auto and fire, inland marine and workers' compensation. Commercial offers tailored coverages and insurance products for specific customer groups such as golf courses, museums, colleges and schools, multipurpose recreational facilities, manufacturers, wholesalers and processors. Coverages marketed to the small commercial customer include the Package Accounts for Commercial Enterprises (PACE) policy for offices, retailers and family restaurants.

On July 31, 1996, Fire and Marine acquired Northbrook Holdings, Inc. (Northbrook) and its three commercial underwriting subsidiaries from Allstate Insurance Company. Northbrook underwrites various property-liability commercial insurance coverages throughout the United States. Northbrook accounted for $140 million of incremental written premiums in Fire and Marine's Commercial operations in 1996.

Personal Insurance. This operation provides a broad portfolio of property and liability insurance products and services for individuals. Through a variety of monoline and package policies, individuals can acquire coverages to protect personal property such as homes, automobiles and boats, as well as to provide coverage for personal liability.

Medical Services. Medical Services underwrites professional liability, property and general liability insurance for the health care delivery system. Products include coverages for health care professionals (physicians and surgeons, dental professionals and nurses); individual health care facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems (hospital networks and managed care systems). Specialized claim and loss control services are vital components of Medical Services' insurance products and services. Fire and Marine is the largest medical liability insurer in the United States, with premium volume representing approximately 9% of the U.S. market in 1995 based on premium data published in "Best's Review."

St. Paul International Underwriting

St. Paul International Underwriting includes most primary insurance written outside the United States. International has a domestic presence as a licensed insurance company in several countries in Europe, Africa and Latin America, and in Canada. It also includes The St. Paul's participation in Lloyd's of London as an investor and as the owner of two managing agencies. International also includes insurance written for foreign operations of multinational corporations based in the United States, and insurance written to cover exposures in the United States for foreign-based companies. This operation offers a broad range of commercial and personal lines products and services tailored to meet the unique needs of customers in each of the indigenous markets which it serves.

ST. PAUL RE

St. Paul Re underwrites reinsurance in both domestic and international insurance markets (referred to as "assumed reinsurance"). Reinsurance is an agreement through which one insurance company will transfer some of the risk it has underwritten to another insurer and will pay a premium in order to do so. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance. St. Paul Re underwrites both treaty and facultative reinsurance for property, liability, ocean marine, surety and specialty coverages. According to data published by the Reinsurance Association of America, St. Paul Re ranked as the sixth largest U.S. reinsurance underwriter based on written premium volume for the first nine months of 1996.

In December 1996, The St. Paul completed a $68.5 million securitized reinsurance transaction that will provide St. Paul Re with additional property catastrophe reinsurance capacity of $45.1 million for up to three years and up to $21.1 million in the subsequent seven years. A newly formed, single-purpose reinsurance company called George Town Re was organized in 1996 to reinsure only St. Paul Re. Collateral for claims is provided from the proceeds raised in a private placement. This reinsurance allows St. Paul Re to write more catastrophe-exposed property business without having to seek additional capital and without any impact on The
St. Paul's consolidated balance sheet.

In January 1997, St. Paul Re acquired the right to renew Constitution Reinsurance Corporation's approximately $20 million book of U.S. casualty facultative reinsurance business.


Principal Markets and Methods of Distribution

St. Paul Fire and Marine Insurance Company and its subsidiaries are licensed and transact business in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands. Fire and Marine's business is broadly distributed throughout the United States, with a particularly strong market presence in the Midwestern region. Five percent or more of Fire and Marine's 1996 property-liability written premiums were produced in each of Illinois, California, Minnesota, New York and Texas.

Fire and Marine's business is produced primarily through approximately 6,500 independent insurance agencies and national insurance brokers. Fire and Marine maintains 12 regional offices in major cities throughout the United States and 90 additional service offices in the United States to respond to the needs of agents, brokers and policyholders.

St. Paul Re produces business from its New York and London headquarters, as well as from its offices in Miami, Brussels, Munich, Singapore and Tokyo. St. Paul Re obtains business primarily through the broker or intermediary market. Approximately 45% of St. Paul Re's business in 1996 originated from outside the United States.

St. Paul International Underwriting is headquartered in London and underwrites insurance through local operations in several markets outside the United States, including South Africa, Botswana, Lesotho, Argentina, Canada, the Netherlands, the Republic of Ireland, Spain and the United Kingdom.

A portion of The St. Paul's property-liability insurance written premium volume originates with insurance brokers. In the first quarter of 1997, two large brokerage firms finalized their merger and two other large brokerage firms announced plans to merge. In January 1997, Aon Corporation finalized its acquisition of Alexander and Alexander Services Inc. In March 1997, Marsh & McLennan Companies, Inc. announced an agreement to acquire Johnson & Higgins. In 1996, approximately 15% of The St. Paul's underwriting operations' gross written premium volume originated with these four brokerage firms.

Reserves for Losses and Loss Adjustment Expenses

General Information. When claims are made by or against policyholders, any amounts that The St. Paul's underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). The St. Paul establishes reserves that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE cover claims that were incurred not only in 1996 but also in prior years. They include estimates of the total cost of claims that have already been reported but not yet settled ("case" reserves), and those that have been incurred but not yet reported ("IBNR" reserves). Loss reserves are not discounted, but they are reduced for estimates of salvage and subrogation.

Management continually reviews loss reserves, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. Management believes that the reserves currently established for losses and LAE are adequate to cover their eventual costs. However, final claim payments may differ from these reserves, particularly when these payments may not take place for several years. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

Ten-year Development. The table on page 8 presents a development of net loss and LAE reserve liabilities and payments for the years 1986 through 1996. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each of the years indicated. Loss development data for The St. Paul's U.K.-based reinsurance and international underwriting operations are included in the table from 1988 to 1996, and the reinsurance operations are included on an underwriting year basis.

The upper portion of the table, which shows the re-estimated amount relating to the previously recorded liability, is based upon experience as of the end of each succeeding year. This estimate is either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The "Cumulative redundancy" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1986 reserve of $4,043 million developed up to $4,087 million, or a $44 million deficiency, by the end of 1987. By the end of 1996, the 1986 reserve had developed a redundancy of $30 million. The changes in the estimate of 1986 loss reserves were reflected in operations during the past ten years.

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

The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 1996), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on The St. Paul's balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 1996) and the related re-estimated reinsurance recoverable. The St. Paul did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for its foreign underwriting operations.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 1996, $3,634 million of the currently estimated $4,013 million of losses and LAE that have been incurred for the years up to and including 1986 have been paid. Thus, as of Dec. 31, 1996, it is estimated that $379 million of incurred losses and LAE have yet to be paid for the years up to and including 1986.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1995 reserves that relates to 1986 losses is included in the cumulative redundancy for the years 1986 through 1995.

In addition, the table presents calendar year data. It does not present accident or policy year development data, which some readers may be more accustomed to analyzing. The social, economic and legal conditions and other trends which have had an impact on the changes in the estimated liability in the past are not necessarily indicative of the future. Accordingly, readers are cautioned against extrapolating any conclusions about future results from the information presented in this table.

Note 6 on page 58 of the 1996 Annual Report to Shareholders, which includes a reconciliation of beginning and ending loss reserve liabilities for each of the last three years, is incorporated herein by reference. Additional information about The St. Paul's reserves is contained in the "Loss and Loss Adjustment Expense Reserves" and "Environmental and Asbestos Claims" sections of "Management's Discussion and Analysis" on pages 31 through 36 of the 1996 Annual Report to Shareholders, which are incorporated herein by reference.

Analysis of Loss and Loss Adjustment Expense (LAE) Development
(in millions)


Year ended December 31    1986  1987   1987   1989    1990   1991  1992   1993   1994    1995   1996
----------------------    ----  ----   ----   ----    ----   ----  ----   ----   ----    ----   ----
Net liability for
 unpaid losses and LAE  $4,043  4,745  5,502  5,907  6,279  6,688  7,207  7,640  7,890  8,393  9,783
                         =====  =====  =====  =====  =====  =====  =====  =====  =====  =====  =====
Liability re-estimated
 as of:
One year later           4,087  4,727  5,313  5,656  6,037  6,436  6,984  7,312  7,642  8,141
Two years later          4,078  4,489  4,914  5,338  5,787  6,260  6,703  7,027  7,330
Three years later        3,955  4,268  4,789  5,135  5,628  6,066  6,563  6,781
Four years later         3,874  4,226  4,731  5,027  5,490  6,063  6,384
Five years later         3,874  4,178  4,707  4,975  5,521  5,960
Six years later          3,885  4,180  4,682  5,058  5,472
Seven years later        3,914  4,169  4,796  5,038
Eight years later        3,951  4,163  4,798
Nine years later         3,983  4,183
Ten years later          4,013

Cumulative redundancy   $   30    562    704    869    807    728    823    859    560    252
                         =====   ====  =====  =====  =====  =====  =====  =====  =====  =====
Cumulative redundancy
 excluding foreign
 exchange (1)           $   30    562    713    848    805    733    814    851    553    239
                         =====  =====  =====  =====  =====  =====  =====  =====  =====  =====

Net liability for
unpaid losses and LAE                                              7,207  7,640  7,890  8,393  9,783
Reinsurance recoverable on
 unpaid losses                                                     1,606  1,545  1,533  1,854  1,890
                                                                   -----  -----  ----- ------ ------
Gross liability                                                    8,813  9,185  9,423 10,247 11,673
                                                                   =====  =====  ===== ====== ======
Gross re-estimated
 liability:
One year later                                                     8,692  8,842  9,599  9,980
Two years later                                                    8,389  8,934  9,273
Three years later                                                  8,622  8,665
Four years later                                                   8,426

Gross cumulative
 redundancy                                                          387    520    150    267
                                                                     ===    ===    ===    ===

Gross cumulative
 redundancy excluding
 foreign exchange(1)                                                 346    493    108    246
                                                                     ===    ===    ===    ===

Cumulative amount of net
 liability paid through:
One year later           1,008  1,101  1,196  1,318  1,450  1,452  1,547  1,566  1,591  1,839
Two years later          1,787  1,884  2,044  2,209  2,361  2,493  2,576  2,608  2,751
Three years later        2,332  2,466  2,646  2,797  3,015  3,155  3,245  3,373
Four years later         2,732  2,869  3,043  3,216  3,442  3,584  3,745
Five years later         3,012  3,132  3,348  3,496  3,713  3,922
Six years later          3,205  3,322  3,554  3,674  3,942
Seven years later        3,343  3,453  3,691  3,846
Eight years later        3,447  3,573  3,819
Nine years later         3,551  3,666
Ten years later          3,634

Cumulative amount of
 gross liability paid
 through:
One year later                                                     1,935  1,872  1,958  2,160
Two years later                                                    3,199  3,136  3,352
Three years later                                                  4,047  4,065
Four years later                                                   4,678


(1) The results of The St. Paul's U.K.-based operations translated from original currencies into U.S. dollars are included with The St. Paul's
    U.S. underwriting operations in this table from 1988 to 1996. The foreign currency translation impact on the cumulative redundancy arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates at the end of the year in which the liabilities were re-estimated.


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

With respect to ceded reinsurance, The St. Paul strives to protect its assets from large individual risk and occurrence losses, and provide its respective underwriting operations with the capacity necessary to write large limits on accounts.

The collectibility of reinsurance is subject to the solvency of reinsurers. The St. Paul's Reinsurance Security Committee, which has established financial standards to determine qualified, financially secure reinsurers, guides the placement of ceded reinsurance. Uncollectible reinsurance recoverables have not had a material adverse impact on The St. Paul's results of operations, liquidity or financial position. Note 14 on page 67 of the 1996 Annual Report to Shareholders, which provides a schedule of ceded reinsurance information, is incorporated herein by reference.

INVESTMENT BANKING-ASSET MANAGEMENT

The John Nuveen Company (Nuveen) is the St. Paul's investment banking-asset management subsidiary. The St. Paul and Fire and Marine hold a combined 78% interest in Nuveen. Nuveen is headquartered in Chicago and maintains regional sales offices in other cities across the United States.

Through John Nuveen & Co. Incorporated, a wholly-owned subsidiary, Nuveen markets tax-free, open-end and closed-end (exchange-traded) managed funds. Nuveen also underwrites and trades municipal bonds and tax-free unit investment trusts (UITs). Nuveen markets its funds and UITs to individuals through registered representatives associated with unaffiliated national and regional broker-dealers and other financial organizations. Through its Municipal Finance Department, Nuveen also serves state and local governments and their authorities by financing community projects through both negotiated and competitive financings.

Nuveen Advisory Corp. and Nuveen Institutional Advisory Corp., wholly-owned subsidiaries of John Nuveen & Co. Incorporated, provide investment advice to and administer the business affairs of the Nuveen family of management investment companies. Nuveen Institutional Advisory Corp. also provides investment management services for individuals and public utility nuclear power plant decommissioning and postretirement benefits trust funds.

In 1996, Nuveen purchased a minority ownership interest in Institutional Capital Corporation (ICAP), an institutional equity manager. ICAP served as subadviser to the Nuveen Growth and Income Stock Fund, which was introduced in 1996 and generated new assets under management of almost $500 million by year-end.

As the leading sponsor of tax-free UITs, Nuveen currently sponsors trusts with assets at Dec. 31, 1996 of approximately $14 billion in 3,520 different national, state and insured portfolios. Nuveen also manages 21 tax-free, open-end mutual funds and money market funds with net assets of approximately $7 billion in national, state, insured and money market portfolios. In addition, Nuveen manages 57 exchange-traded funds with approximately $25 billion in net assets, which are traded on national stock exchanges.

In 1996, Nuveen repurchased 3.8 million of its outstanding common shares for a total cost of $101 million. The repurchases were proportioned between The St. Paul and minority shareholders to maintain the combined 78% ownership interest in Nuveen held by The St. Paul and Fire and Marine. The St. Paul received proceeds of $74 million from Nuveen's share repurchases.

In early 1997, Nuveen completed its acquisition of Flagship Resources Inc., a tax-exempt mutual fund and money management firm, which added $4.6 billion to assets under management.

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

The St. Paul has had limited involvement with derivative financial instruments for purposes of hedging against fluctuations in interest rates. The St. Paul has not participated in the derivatives market for trading or speculative purposes.

Fixed Maturities. Fixed maturities constituted 83% of The St. Paul's investment portfolio at Dec. 31, 1996. The following table presents information about the fixed maturities portfolio for the last five years (dollars in millions).

                                                    Weighted     Weighted
           Amortized     Market     Pretax Net       Average      Average
            Cost at     Value at    Investment       Pretax      After-tax
Year       Year-end     Year-end      Income          Yield        Yield
----       --------     --------    ----------       --------    ---------
1996      $11,485.0    $11,944.1        $738.4            7.0%        5.4%
1995        9,715.0     10,372.9         665.4            7.2%        5.6%
1994        8,913.4      8,828.7         626.3            7.4%        5.7%
1993        8,385.1      9,148.0         607.1            7.4%        5.9%
1992        7,731.2      8,236.3         605.2            8.0%        6.5%

The St. Paul determines the mix of its investments in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. Fixed maturity purchases in 1996 were comprised of intermediate-term, investment-grade taxable and tax-exempt securities. The acquisition of Northbrook in 1996 added $1.14 billion of fixed maturities to The St. Paul's portfolio, which accounted for $25 million of incremental investment income in 1996. The fixed maturities portfolio is carried on The St. Paul's balance sheet at estimated market value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity. At Dec. 31, 1996, pretax unrealized appreciation totaled $459 million.

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

Equities. Equity securities comprised 6% of The St. Paul's investments at Dec. 31, 1996, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. This portfolio provided $129 million of pretax realized investment gains and $16 million of dividend income in 1996, and its carrying value at year-end included $186 million of unrealized appreciation.

Real Estate. The St. Paul's real estate holdings, which comprised 5% of total investments at Dec. 31, 1996, consist primarily of a diversified portfolio of commercial office and warehouse buildings geographically distributed throughout the United States. This portfolio produced $36 million of pretax investment income in 1996. The St. Paul does not have a portfolio of real estate mortgage investments.

Venture Capital. Securities of small- to medium-size companies spanning a variety of industries comprised The St. Paul's investments in venture capital, which accounted for 4% of total investments at Dec. 31, 1996. These investments are in the form of limited partnership interests or direct equity investments. Sales of venture capital investments in 1996 generated pretax realized investment gains of $86 million. The carrying value of venture capital investments at year-end included $292 million of unrealized appreciation.

Other Investments. The St. Paul's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 2% of total investments at Dec. 31, 1996.

Notes 3, 4 and 5 on pages 56 through 58 of the 1996 Annual Report to Shareholders, and the "Investments" section of "Management's Discussion and Analysis" on pages 36 through 41 of said Annual Report, which provide additional information about The St. Paul's investment portfolio, are incorporated herein by reference.


COMPETITION AND REGULATION

The insurance underwriting and investment banking-asset management industries are both highly competitive.

Underwriting. The St. Paul's domestic and international underwriting subsidiaries compete with a large number of other insurers and reinsurers. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance. The St. Paul's subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive price. The combination of products, services, pricing and other methods of competition varies by line of insurance and by coverage within each line of insurance.

The St. Paul and its underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to or approval of state regulatory authorities. During 1996, The St. Paul received from Fire and Marine
$186.5 million of cash dividends, and a noncash dividend in the form of common shares of The John Nuveen Company with a carrying value of $30.8 million and a market value of $75.0 million. In 1997, up to $477.3 million in cash dividends can be paid by Fire and Marine to The St. Paul without regulatory approval. In addition, any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is subject to such prior approval.

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

Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates or by a combination of these. The freedom of The St. Paul's insurance underwriting subsidiaries to meet emerging adverse underwriting trends may be slowed, from time to time, by the effects of those state laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. Fire and Marine does business in all 50 states and the District of Columbia, Puerto Rico and the Virgin Islands. Many of these jurisdictions require prior approval of most or all premium rates.

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

Item 2.   Properties.
------    ----------

St. Paul Fire and Marine Insurance Company owns its corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, Saint Paul, Minnesota. These buildings, which are adjacent to one another and connected by skyway, are also occupied by The St. Paul. These buildings consist of approximately 1.1 million square feet of gross floor space. St. Paul Fire and Marine Insurance Company also owns a building in Freeport, Illinois that houses a portion of its personal insurance operations.

St. Paul International Insurance Company Ltd. owns its building in London, England which houses its operations.

St. Paul Fire and Marine Insurance Company and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment.

The St. Paul's operating subsidiaries rent or lease office space in most cities in which they operate.

Management considers the currently owned and leased office facilities of The St. Paul and its subsidiaries adequate for the current and anticipated future level of operations.

Item 3.   Legal Proceedings.
------    -----------------

The information set forth in the "Legal Matters" section of Note 11 on page 66 of the 1996 Annual Report to Shareholders, the "Legal Matters" section of "Management's Discussion and Analysis" on page 36 of said Annual Report, and the "Environmental and Asbestos Claims" section of "Management's Discussion and Analysis" on pages 34 through 36 of said Annual Report are incorporated herein by reference.

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


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 1996.

Executive Officers of the Registrant.

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine, St. Paul International Underwriting or St. Paul Re. There are no family relationships between any of The St. Paul's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. All of the following officers except Paul J. Liska, Michael J. Conroy, Andrew I. Douglass, Greg A. Lee and James Hom have held executive positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years. Paul J. Liska joined The St. Paul in January 1997. For three years prior to that date, Mr. Liska held various management positions with Specialty Foods Corporation, including the position of president and chief executive officer from January 1996 to January 1997. For six years prior to joining Specialty Foods Corporation, Mr. Liska held several executive positions with Kraft General Foods. Michael J. Conroy joined The St. Paul in August 1994. For three years prior to that date, Mr. Conroy served as executive vice president and chief administrative officer of The Home Insurance Company. For two years prior to that, Mr. Conroy held various other management positions with The Home Insurance Company. Andrew I. Douglass joined The St. Paul in August 1993. For more than five years prior to 1993, Mr. Douglass had been Executive Vice President and General Counsel of Heller International Corporation. Greg A. Lee joined The St. Paul in January 1993. For more than five years prior to that date, Mr. Lee held various human resources management positions with PepsiCo, Inc. and its subsidiaries. James Hom joined The St. Paul in October 1994. For two years prior to that date, Mr. Hom served as vice president-corporate claims and project management for The Home Insurance Company. Prior to that, Mr. Hom spent seven years managing insurance consulting groups for two large public accounting firms.

                           Positions                Term of Office
                           Presently                 and Period of
Name                Age         Held                       Service
----                ---    ---------                --------------

Douglas W.          60   Chairman, President      Serving at the
  Leatherdale             and Chief Executive      pleasure of the
                          Officer-The St. Paul     Board from 5-90
                          Companies, Inc.

Patrick A. Thiele   46   Executive Vice           Serving at the
                          President, President     pleasure of the
                          and Chief Executive      Board from 5-96
                          Officer-Worldwide
                          Insurance Operations

Paul J. Liska       41   Executive Vice           Serving at the
                          President and            pleasure of the
                          Chief Financial          Board from 1-97
                          Officer

Michael J. Conroy   55   Executive Vice           Serving at the
                          President and            pleasure of the
                          Chief Administrative     Board from 8-95
                          Officer-Fire and
                          Marine

James F. Duffy      53   President and            Serving at the
                          Chief Executive          pleasure of the
                          Officer-                 Board from 9-93
                          St. Paul Re

Mark L. Pabst       50   President and            Serving at the
                          Chief Executive          pleasure of the
                          Officer-St. Paul         Board from 2-95
                          International
                          Underwriting

Susan J. Albrecht   50   President-               Serving at the
                          Major Markets-           pleasure of the
                          Fire and Marine          Board from 12-94

Stephen J. Klingel  46   President-               Serving at the
                          Personal                 pleasure of the
                          Insurance-               Board from 8-95
                          Fire and Marine

Joseph B. Nardi     52   President-               Serving at the
                          Medical Services-        pleasure of the
                          Fire and Marine          Board from 8-82

Janet R. Nelson     47   President-               Serving at the
                          Custom Markets-          pleasure of the
                          Fire and Marine          Board from 5-94

James A. Schulte    47   President-               Serving at the
                          Commercial-              pleasure of the
                          Fire and Marine          Board from 10-93

Howard E. Dalton    59   Senior Vice              Serving at the
                          President and            pleasure of the
                          Chief Accounting         Board from 9-87
                          Officer

Andrew I. Douglass  53   Senior Vice              Serving at the
                          President and            pleasure of the
                          General Counsel          Board from 8-93

James Hom           41   Senior Vice              Serving at the
                          President-               pleasure of the
                          Corporate Planning       Board from 10-94

Greg A. Lee         47   Senior Vice              Serving at the
                          President-               pleasure of the
                          Human Resources          Board from 1-93

Bruce A. Backberg   48   Vice President           Serving at the
                          and Corporate            pleasure of the
                          Secretary                Board from 5-92

James L. Boudreau   61   Vice President           Serving at the
                          and Treasurer            pleasure of the
                                                   Board from 11-90


                              Part II
                              -------

Item 5.   Market for the Registrant's Common Equity and
------    Related Stockholder Matters.
          ---------------------------

The "Stock Trading" and "Stock Price and Dividend Rate" portions of the "Shareholder Information" section on the inside back cover of The St. Paul's 1996 Annual Report to Shareholders are incorporated herein by reference.

As partial consideration for the acquisition of the economic interest of Gravett & Tilling (Holdings) Limited, a United Kingdom corporation, The St. Paul, on Dec. 31, 1996, issued 28,748 shares of its common stock in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). As part of this acquisition, The St. Paul, pursuant to the November 13, 1996 acquisition agreement, is also to issue, to the eleven former shareholders of Gravett & Tilling (Holdings) Limited, an additional number of shares, having a market value of approximately one million pounds sterling, on Dec. 31, 1997. In transactions that are also exempt from registration pursuant to Section 4(2) of the Act, during 1996 The St. Paul also entered into Deferred Stock Grant Agreements with seven non-U.S. based employees pursuant to which The St. Paul is to issue a total of 7,500 shares of common stock to the employees if they remain employed with The St. Paul for various periods of time.

Item 6.   Selected Financial Data.
------    -----------------------

The "Eleven-year Summary of Selected Financial Data" section on pages 46 and 47 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -----------------------------------

The "Management's Discussion and Analysis" section on pages 16 to 45 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

The financial statements and supplementary data on pages 48 to 69 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
------    Accounting and Financial Disclosure.
          -----------------------------------

None.

                             Part III
                             --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

The "Election of Directors - Nominees for Directors" section, which provides information regarding The St. Paul's directors, on pages 4 to 6 of The St. Paul's Proxy Statement relating to the annual meeting of shareholders to be held May 6, 1997, is incorporated herein by reference. Information regarding The St. Paul's executive officers is included in Part I of this report.

Item 11.  Executive Compensation.
-------   ----------------------

The "Executive Compensation" section on pages 17 to 27 and the "Election of Directors - Board of Directors Compensation" section on pages 7 to 9 of the Proxy Statement relating to the annual meeting of shareholders to be held May 6, 1997, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
-------   Owners and Management.
          ---------------------

The "Security Ownership of Certain Beneficial Owners and Management" section on pages 28 to 30 of the Proxy Statement relating to the annual meeting of shareholders to be held May 6, 1997, are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

None.

                            Part IV
                            -------

Item 14.  Exhibits, Financial Statements, Financial Statement
-------   Schedules and Reports on Form 8-K.
          ---------------------------------

(a) Filed documents. The following documents are filed as part of this report:

     1.   Financial Statements.
          Incorporated by reference into Part II of this report:
               The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Income - Years Ended
                 December 31, 1996, 1995 and 1994
               Consolidated Balance Sheets - December 31, 1996
                 and 1995
               Consolidated Statements of Shareholders'
                 Equity - Years Ended December 31, 1996, 1995 and 1994
               Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1996, 1995 and 1994
               Notes to Consolidated Financial Statements

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

          3. Exhibits. An Exhibit Index is set forth at page 32 of this report.

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

             (10) The Deferred Management Incentive Awards Plan.

                  The Directors' Deferred Compensation Plan.

                  The Deferred Stock Grant Agreement with Mr. Mark
                  L. Pabst is incorporated by reference to the Form 10-K for the year ended December 31, 1995.

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

             (12) A statement regarding the computation of the ratio
                  of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

             (13) The 1996 Annual Report to Shareholders.  The
                  following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:


               Portions of Annual Report         Items in
                  for the year ended               this
                  December 31, 1996               report
               -------------------------        ----------

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

               The complete 1996 Annual Report to Shareholders is furnished to the Commission in a paper format pursuant to Rule 14a-3(c).

              (21) List of subsidiaries of The St. Paul Companies,
                   Inc.

              (23) Consent of independent auditors to incorporation
                   by reference of certain reports into Registration Statements on Form S-8 (SEC File No. 2-69894, No. 33-15392, No. 33-
                   20516, No. 33-23446, No. 33-23948, No. 33-24220, No. 33-
                   24575, No. 33-26923, No. 33-49273, No. 33-56987, No. 333-
                   01065 and No. 333-22329) and Form  S-3 (SEC File No. 33-
                   33931, No. 33-50115, No. 33-58491 and No. 333-06456).

              (24) Power of attorney.

              (27) Financial data schedule.


(b)       Reports on Form 8-K.

          A Form 8-K Current Report dated October 1, 1996, was filed relating to the announcement of the anticipated impact of weather related losses on The St. Paul's third-quarter 1996 operating results.

          A Form 8-K Current Report dated October 29, 1996 was filed relating to the announcement of The St. Paul's financial results for the quarter ended September 30, 1996.

          A Form 8-K Current Report dated January 27, 1997, was filed relating to the announcement of The St. Paul's financial results for the year ended December 31, 1996.

          A Form 8-K Current Report dated February 7, 1997, was filed relating to the announcement of The St. Paul's share repurchase and stock ownership plans.

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

Date  March 25, 1997           By    /s/ Bruce A. Backberg
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

Date  March 25, 1997           By    /s/ Douglas W. Leatherdale
      --------------                 --------------------------
                                     Douglas W. Leatherdale,
                                     Director, Chairman of the
                                     Board, President and Chief
                                     Executive Officer

Date  March 25, 1997           By    /s/ Patrick A. Thiele
      --------------                 ---------------------
                                     Patrick A. Thiele, Director,
                                     Executive Vice President,
                                     President and Chief
                                     Executive Officer -
                                     Worldwide Insurance
                                     Operations

Date  March 25, 1997           By    /s/ Paul J. Liska
      --------------                 -----------------
                                     Paul J. Liska, Executive
                                     Vice President and Chief
                                     Financial Officer

Date  March 25, 1997           By    /s/ Howard E. Dalton
      --------------                 --------------------
                                     Howard E. Dalton, Senior
                                     Vice President and Chief
                                     Accounting Officer

Date  March 25, 1997           By    /s/ Michael R. Bonsignore
      --------------                 -------------------------
                                     Michael R. Bonsignore*,
                                     Director

Date  March 25, 1997           By    /s/ John H. Dasburg
      --------------                 -------------------
                                     John H. Dasburg*, Director

Date  March 25, 1997           By    /s/ W. John Driscoll
      --------------                 --------------------
                                     W. John Driscoll*, Director

Date  March 25, 1997           By    /s/ Pierson M. Grieve
      --------------                 ---------------------
                                     Pierson M. Grieve*, Director

Date  March 25, 1997           By    /s/ Ronald James
      --------------                 ----------------
                                     Ronald James*, Director

Date  March 25, 1997           By    /s/ David G. John
      --------------                 -----------------
                                     David G. John*, Director

Date  March 25, 1997            By   /s/ William H. Kling
      --------------                 ---------------------
                                     William H. Kling*, Director

Date  March 25, 1997           By    /s/ Bruce K. MacLaury
      --------------                 ---------------------
                                     Bruce K. MacLaury*, Director

Date  March 25, 1997           By    /s/ Glen D. Nelson
      --------------                 ------------------
                                     Glen D. Nelson*, Director

Date  March 25, 1997           By    /s/ Anita M. Pampusch
      --------------                 ---------------------
                                     Anita M. Pampusch*, Director

Date  March 25, 1997           By    /s/ Gordon M. Sprenger
      --------------                 ----------------------
                                     Gordon M. Sprenger*,
                                     Director

Date  March 25, 1997           *By   /s/ Bruce A. Backberg
      --------------                 ---------------------
                                     Bruce A. Backberg, Attorney-
                                     in-fact

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of January 27, 1997, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the index in Item 14(a) 2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Minneapolis, Minnesota                  /s/ KPMG Peat Marwick LLP
January 27, 1997                        -------------------------
                                            KPMG Peat Marwick LLP

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                    SCHEDULE I - SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1996
                              (In thousands)

                                                     1996
                                     -------------------------------------
                                                               Amount at
                                                              which shown
                                                                in the
                                          Cost*     Value*   balance sheet
                                     -----------   ---------  ------------
Type of investment:

Fixed maturities:
----------------
United States Government and
 government agencies and
 authorities                        $ 2,401,760  $ 2,444,966 $ 2,444,966
States, municipalities and
 political subdivisions               4,992,485    5,287,966   5,287,966
Foreign governments                   1,077,869    1,125,606   1,125,606
Corporate securities                  1,546,721    1,586,262   1,586,262
Mortgage-backed securities            1,466,168    1,499,285   1,499,285
                                     ----------   ----------  ----------
   Total fixed maturities            11,485,003   11,944,085  11,944,085
                                     ----------   ==========  ----------

Equity securities:
-----------------
Common stocks:
Public utilities                         12,213       15,902      15,902
Banks, trusts and insurance
  companies                              65,639       87,155      87,155
Industrial, miscellaneous and
  all other                             544,028      705,238     705,238
                                     ----------   ----------  ----------
   Total equity securities              621,880      808,295     808,295
                                     ----------   ----------  ----------
Venture capital                         293,837   $  586,222     586,222
                                     ----------   ==========  ----------
Real estate                             707,910**                693,910
Other investments                        43,311                   43,311
Short-term investments                  289,793                  289,793
                                     ----------               ----------
   Total investments                $13,441,734              $14,365,616
                                     ==========               ==========


* See Notes 1, 3, 4 and 5 to the consolidated financial statements included in The St. Paul's 1996 Annual Report to Shareholders.

** The cost of real estate represents the cost of properties before valuation provisions. (See Schedule V on page 31).

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED BALANCE SHEET INFORMATION
                        December 31, 1996 and 1995
                              (In thousands)

Assets:                                              1996          1995
                                                     ----          ----
Investment in subsidiaries                     $4,533,106    $4,514,440
Investments:
 Fixed maturities                                 162,895       138,552
 Equity securities                                 40,424        52,235
 Short-term investments                            25,271        40,130
Deferred income taxes                             453,560       136,427
Other assets                                      102,280        89,283
                                                ---------     ---------
   Total assets                                $5,317,536    $4,971,067
                                                =========     =========

Liabilities:

Debt                                           $1,090,477    $1,074,657
Dividends payable to shareholders                  36,579        33,559
Other liabilities                                 186,660       132,730
                                                ---------     ---------
   Total liabilities                            1,313,716     1,240,946
                                                ---------     ---------

Shareholders' Equity:
 Preferred:
   Convertible preferred stock                    142,131       144,165
   Guaranteed obligation - PSOP                  (126,068)     (133,293)
                                                ---------     ---------
     Total preferred shareholders' equity          16,063        10,872
                                                ---------     ---------

 Common:
   Common stock, authorized 240,000 shares;
     issued 83,198 shares (83,976 in 1995)        475,710       460,458
   Retained earnings                            2,935,928     2,704,075
   Guaranteed obligation - ESOP                   (20,353)      (32,294)
   Unrealized appreciation of investments         616,968       627,791
   Unrealized loss on
    foreign currency translation                  (20,496)      (40,781)
                                                ---------     ---------
     Total common shareholders' equity          3,987,757     3,719,249
                                                ---------     ---------
     Total shareholders' equity                 4,003,820     3,730,121
                                                ---------     ---------
     Total liabilities and
      shareholders' equity                     $5,317,536    $4,971,067
                                                =========     =========

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENT OF INCOME INFORMATION
               Years Ended December 31, 1996, 1995 and 1994
                              (In thousands)


                                        1996         1995        1994
                                        ----         ----        ----
Revenues:
 Net investment income               $ 12,695     $ 9,165      $ 4,470
 Realized investment gains              8,810       8,800        4,240
                                      -------     -------      -------
   Total revenues                      21,505      17,965        8,710
                                      -------     -------      -------
Expenses:
 Interest expense                      75,409      63,744       48,457
 Administrative and other              29,228      29,476       21,312
                                      -------     -------      -------
   Total expenses                     104,637      93,220       69,769
                                      -------     -------      -------
   Loss before
     income tax benefit               (83,132)    (75,255)     (61,059)
Income tax benefit                    (46,462)    (18,941)     (22,608)
                                      -------     -------      -------
   Net loss from continuing
     operations- parent only          (36,670)    (56,314)     (38,451)
                                      -------     -------      -------
Income tax benefit - discontinued
 operations                          (291,493)          -            -
                                      -------     -------      -------
   Net income (loss) - parent only    254,823     (56,314)     (38,451)

Equity in net income
 of subsidiaries and
 loss from discontinued operations    195,276     577,523      481,279
                                      -------     -------      -------
   Consolidated net income           $450,099    $521,209     $442,828
                                      =======     =======      =======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION
               Years Ended December 31, 1996, 1995 and 1994
                              (In thousands)


                                            1996        1995       1994
                                            ----        ----       ----
Operating Activities:
 Net income (loss)                       $ 254,823  $ (56,314) $ (38,451)
 Cash dividends from subsidiaries          200,648    206,118    210,523
 Tax payments from subsidiaries             93,928    159,216    104,509
 State and federal income tax payments     (70,000)  (103,000)   (84,910)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Tax benefit - discontinued
     operations                           (291,493)         -          -
   Deferred tax benefit -operations        (21,891)    (1,077)   (19,660)
   Realized investment gains                (8,810)    (8,800)    (4,240)
   Other                                    (3,951)      (110)     1,897
                                           -------    -------    -------
   Cash provided by operating activities   153,254    196,033    169,668
                                           -------    -------    -------
Investing Activities:
 Purchases of investments                 (104,322)  (218,525)   (93,601)
 Proceeds from sales and maturities
   of investments                          109,958     93,919     84,337
 Capital contributions to
   subsidiaries                            (55,922)  (223,623)   (53,466)
 Acquisitions                                    -          -    (10,643)
 Other                                        (268)      (870)        14
                                           -------    -------    -------
   Cash used in
     investing activities                  (50,554)  (349,099)   (73,359)
                                           -------    -------    -------
Financing Activities:
 Dividends paid to shareholders           (155,268)  (144,662)  (136,062)
 Proceeds from issuance of debt             53,000    455,028     87,721
 Repayment of debt                         (17,711)  (125,446)   (20,350)
 Repurchase of common shares               (74,217)   (41,714)   (34,150)
 Proceeds from Nuveen stock repurchase      73,966          -          -
 Stock options exercised and other          17,530      9,860      6,532
                                           -------    -------    -------
   Cash provided by
     (used in) financing activities       (102,700)   153,066    (96,309)
                                           -------    -------    -------
Change in cash                                   -          -          -
Cash at beginning of year                        -          -          -
                                           -------    -------    -------
   Cash at end of year                   $       -   $      -   $      -
                                           =======    =======    =======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL INFORMATION



  1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in The St. Paul's 1996 Annual Report to Shareholders.


  2. Debt consists of the following (in thousands):

                                             December 31,
                                   ---------------------------
                                            1996         1995
                                            ----         ----
     Medium-term notes                  $  430,427   $ 397,433
     Convertible
       subordinated debentures (1)         262,026     262,026
     Commercial paper                      131,610     149,629
     Guaranteed PSOP debt (1)              126,068     133,293
     9-3/8% notes                           99,994      99,982
     Intercompany loan (1)                  20,000           -
     Guaranteed ESOP debt                   13,890      25,001
     Guaranteed ESOP debt (1)                6,462       7,293
                                         ---------   ---------
      Total debt                        $1,090,477  $1,074,657
                                         =========   =========


     (1)  Eliminated in consolidation.

     See Note 8 to the consolidated financial statements included in the 1996 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 1996.

     The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 1997, $111.1 million; 1998, $27.8 million; 1999, $20.0 million; 2000, $144.8 million; and 2001, $45.5 million.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                              (In thousands)


                                             At December 31,
                              ---------------------------------------------
                                           Gross loss
                               Deferred     and loss              Other policy
                                policy     adjustment     Gross    claims and
                             acquisition    expense      unearned   benefits
                               expenses     reserves     premiums   payable
                              ---------  -------------  ---------  ----------
1996
----
Property-Liability
 Insurance Underwriting:
 Worldwide Insurance Operations:
 Fire and Marine:
   Specialized Commercial      $120,222     $3,345,102    $719,969          -
   Commercial                    78,702      2,629,381     483,135          -
   Personal Insurance            59,803        483,414     303,658          -
   Medical Services              60,087      2,053,221     650,199          -
                                -------     ----------   ---------     ------
     Total Fire and Marine      318,814      8,511,118   2,156,961          -
 International                   17,700      1,122,397     138,029          -
                                -------     ----------   ---------     ------
     Total Worldwide Insurance  336,514      9,633,515   2,294,990
 St. Paul Re                     65,254      2,039,633     271,561          -
                                -------     ----------   ---------     ------
     Total                     $401,768    $11,673,148  $2,566,551          -
                                =======     ==========   =========     ======

1995
----
Property-Liability
Insurance Underwriting:
 Worldwide Insurance Operations:
 Fire and Marine:
   Specialized Commercial      $119,150    $ 3,377,431  $  753,479          -
   Commercial                    60,561      1,399,928     290,475          -
   Personal Insurance            58,153        405,266     286,121          -
   Medical Services              58,777      2,129,471     647,878          -
                                -------     ----------   ---------     ------
     Total Fire and Marine      296,641      7,312,096   1,977,953          -
 International                   18,277      1,091,131     133,699          -
                                -------     ----------   ---------     ------
     Total Worldwide Insurance  314,918      8,403,227   2,111,652
 St. Paul Re                     57,256      1,843,843     249,376          -
                                -------     ----------   ---------     ------
     Total                     $372,174    $10,247,070  $2,361,028          -
                                =======     ==========   =========     ======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                              (In thousands)

                                     Insurance
                                       losses  Amortization
                             Net     and loss   of policy     Other
                Premiums  investment adjustment acquisition operating Premiums
                  earned    income    expenses   expenses   expenses   written
               ---------   --------  ---------  ----------   -------  --------
Worldwide
 Insurance
 Operations:
 Fire and Marine:
  Specialized
   Commercial $1,272,561          -   $826,670    $303,206   $97,935  $1,278,814
  Commercial     862,092          -    637,693     204,904    83,957     778,487
  Personal
   Insurance     707,299          -    694,551     156,109    58,456     724,616
  Medical
   Services      601,679          -    409,124     100,086    38,680     585,876
                ---------   -------  ---------     -------   -------     -------
   Total Fire
    and Marine 3,443,631          -  2,568,038     764,305   279,028   3,367,793
 International   268,830          -    196,948      47,308    46,360     267,805
               ---------    -------  ---------     -------   -------   ---------
    Total
    Worldwide
    Insurance  3,712,461          -  2,764,986     811,613   325,388   3,635,598
St. Paul Re      735,787          -    553,315     163,843    55,327     760,524
Net investment
  income               -   $794,901          -           -         -           -
Other                  -          -          -           -   131,761           -
               ---------    -------  ---------     -------   -------   ---------
    Total     $4,448,248   $794,901 $3,318,301    $975,456  $512,476  $4,396,122
               =========    =======  =========     =======   =======   =========

1995
----
Worldwide Insurance
 Operations:
 Fire and Marine:
  Specialized
   Commercial $1,230,790          - $  961,801    $298,765 $  98,328  $1,304,062
  Commercial     587,016          -    378,754     155,125    57,580     617,767
  Personal
   Insurance     655,347          -    486,275     145,547    56,524     673,347
  Medical
   Services      605,468          -    387,716      97,695    44,557     673,980
               ---------    -------  ---------     -------   -------   ---------
   Total Fire
    and Marine 3,078,621          -  2,214,546     697,132   256,989   3,269,156
 International   237,727          -    188,728      27,326    44,857     260,582
               ---------    -------  ---------     -------   -------   ---------
    Total
    Worldwide
    Insurance  3,316,348          -  2,403,274     724,458   301,846   3,529,738
St. Paul Re      654,981          -    461,033     132,521    56,936     713,475
Net investment
  income               -   $731,096          -           -         -           -
Other                  -          -          -           -    82,130           -
               ---------    -------  ---------     -------   -------   ---------
    Total     $3,971,329  $731,096  $2,864,307    $856,979  $440,912  $4,243,213
               =========    =======  =========     =======   =======   =========

1994
----
Worldwide Insurance
 Operations:
 Fire and Marine:
  Specialized
   Commercial $1,015,397         - $   764,760    $252,577 $  88,046  $1,085,514
  Commercial     498,543         -     365,555     137,661    59,079     529,741
  Personal
   Insurance     619,414         -     455,879     138,512    51,338     635,557
  Medical
   Services      638,413         -     369,571     109,517    38,848     689,716
               ---------   -------   ---------     -------   -------   ---------
   Total Fire
    and Marine 2,771,767         -   1,955,765     638,267   237,311   2,940,528
 International   156,946         -     133,920      25,398    28,797     169,176
               ---------   -------   ---------     -------   -------   ---------
    Total
    Worldwide
    Insurance  2,928,713         -   2,089,685     663,665   266,108   3,109,704
St. Paul Re      483,368         -     372,013      90,281    42,877     513,322
Net investment
  income               -  $674,818           -           -         -           -
Other                  -         -           -           -    66,581           -
               ---------   -------   ---------     -------   -------  ---------
    Total     $3,412,081  $674,818  $2,461,698    $753,946  $375,566  $3,623,026
               =========   =======   =========     =======   =======   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                         SCHEDULE IV - REINSURANCE
               Years Ended December 31, 1996, 1995 and 1994
                               (In thousands)



                                                               Percentage
Property-liability             Ceded to   Assumed              of amount
insurance           Gross       other    from other     Net    assumed to
premiums earned:    amount    companies  companies     amount     net
                  ---------    --------  ---------    -------- ---------


   1996          $4,001,384    528,409     975,273  4,448,248     21.9%
                  =========    =======     =======  =========


   1995          $3,678,190    641,351     934,490  3,971,329     23.5%
                  =========    =======     =======  =========


   1994          $3,296,215    594,121     709,987  3,412,081     20.8%
                  =========    =======     =======  =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1996, 1995 and 1994
                              (In thousands)


                                       Additions
                                  ---------------------
                      Balance at  Charged to Charged to               Balance
                      beginning   costs and    other                   at end
Description            of year     expenses   accounts  Deductions(1) of year
-----------           ----------  ---------- ---------- ----------   --------
1996
----
Real estate valuation
 adjustment              $34,000           -         -      20,000      14,000
                          ======      ======     =====      ======      ======
Allowance for
 uncollectible:
   Agency loans           $1,664           -         -           -       1,664
                          ======      ======     =====      ======      ======
  Premiums receivable
   from underwriting
    activities           $18,918       5,073         -       2,832      21,159
                          ======      ======     =====      ======      ======
 Reinsurance             $21,531       1,150         -           -      22,681
                          ======      ======     =====      ======      ======
1995
----
Real estate valuation
 adjustment              $24,000      10,000         -           -      34,000
                          ======      ======     =====      ======      ======
Allowance for
 uncollectible:
 Agency loans            $ 1,664           -         -           -       1,664
                          ======      ======     =====      ======      ======
 Premiums receivable
  from underwriting
   activities            $20,938       4,192         -       6,212      18,918
                          ======      ======     =====      ======      ======
 Reinsurance             $25,823           -         -       4,292      21,531
                          ======      ======     =====      ======      ======

1994
----
Real estate valuation
 adjustment              $14,000      10,000         -           -      24,000
                          ======      ======     =====      ======      ======
Allowance for
 uncollectible:
   Agency loans          $ 4,750           -         -       3,086       1,664
                          ======      ======     =====      ======      ======
 Premiums receivable
  from underwriting
   activities            $22,218       2,373         -       3,653      20,938
                          ======      ======     =====      ======      ======
 Reinsurance             $26,202         492         -         871      25,823
                          ======      ======     =====      ======      ======



(1) Deductions include write-offs of amounts determined to be uncollectible, unrealized foreign exchange gains and losses and, for real estate, a reduction in the valuation allowance for properties sold during the year.

                              EXHIBIT INDEX*
                              -------------                  How
Exhibit                                                     Filed

(2) Plan of acquisition, reorganization, arrangement,
    liquidation, or succession**..............................
(3) Articles of incorporation and by-laws***..................
(4) Instruments defining the rights of security holders,
    including indentures
    (a) Specimen Common Stock Certificate***..................
    (b) Amended and Restated Shareholder
        Protection Rights Agreement***........................
(9) Voting trust agreements**.................................
(10) Material contracts
    (a) The Deferred Management Incentive Awards Plan.........(1)
    (b) The Directors' Deferred Compensation Plan.............(1)
    (c) The Deferred Stock Grant Agreement
         with Mr. Mark L. Pabst***............................
    (d) The Directors' Charitable Award Program***............
    (e) Relocation Loan Payback Agreement
         with Mr. James F. Duffy***...........................
    (f) Pension Service Agreement
         with Mr. Andrew I. Douglass***.......................
    (g) 1994 Stock Incentive Plan***..........................
    (h) 1994 Annual Incentive Plan***.........................
    (i) Long-Term Incentive Plan***...........................
    (j) Non-Employee Director Stock Retainer Plan***..........
    (k) Outside Directors' Retirement Plan***.................
    (l) Amended 1988 Stock Option Plan***.....................
    (m) Restricted Stock Award Plan***........................
    (n) Benefit Equalization Plan***..........................
    (o) Special Severance Policy***...........................
    (p) Directors' Deferred Compensation Agreement -
         Prime Rate***........................................
    (q) Directors' Deferred Compensation Agreement -
         Phantom Stock***.....................................
    (r) Alternative Long-Term Incentive Plan***...............
    (s) Annual Incentive Plan***..............................
    (t) Executive Post-Retirement Life Insurance Plan***......
    (u) Executive Excess Long-Term Disability Plan***.........
 (11) Statements re computation of per share earnings.........(1)
 (12) Statements re computation of ratios.....................(1)
 (13) Annual report to security holders.......................(1)
 (16) Letter re change in certifying accountant**.............
 (18) Letter re change in accounting principles**.............
 (21) Subsidiaries of the Registrant..........................(1)
 (22) Published report regarding matters submitted
       to vote of security holders**..........................
 (23) Consent of experts and counsel..........................(1)
 (24) Power of attorney.......................................(1)
 (27) Financial data schedule.................................(1)
 (99) Additional exhibits**

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