Form 10-Q
period 1997-03-31
ST PAUL COMPANIES INC /MN/
filed 1997-05-15
CIK 86312

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
     (Mark One)

        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1997
                                          --------------
                                   or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                   -------------  -----------

                       Commission File Number  0-3021
                                               ------

                     THE ST. PAUL COMPANIES, INC.
                     ----------------------------
         (Exact name of Registrant as specified in its charter)


               Minnesota                          41-0518860
       -----------------------                  ---------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code    (612) 310-7911
                                                       -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

The number of shares of the Registrant's Common Stock, without par value, outstanding at May 8, 1997, was 83,611,381.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income, (Unaudited),
         Three Months Ended March 31, 1997 and 1996          3


     Consolidated Balance Sheets, March 31, 1997
         (Unaudited) and December 31, 1996                   4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 1997
         (Unaudited) and Twelve Months Ended
         December 31, 1996                                   6


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 1997 and 1996          7


     Notes to Consolidated Financial Statements
         (Unaudited)                                         8


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         15



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  22

     Signatures                                             23


EXHIBIT INDEX                                               24

                      PART I     FINANCIAL INFORMATION
                 THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                               (In thousands)
                                                 Three Months Ended
                                                      March 31
                                             -------------------------
                                                  1997            1996
                                                 ------         ------
Revenues:
 Premiums earned                              $1,171,453     1,030,576
 Net investment income                           218,662       192,379
 Realized investment gains                        95,592        47,920
 Investment banking-asset management              58,605        53,340
 Other                                            12,891         5,676
                                             -----------   -----------
  Total revenues                               1,557,203     1,329,891
                                             -----------   -----------
Expenses:
 Insurance losses and loss adjustment expenses   868,878       755,460
 Policy acquisition expenses                     254,760       230,488
 Operating and administrative                    188,355       166,455
                                             -----------   -----------
  Total expenses                               1,311,993     1,152,403
                                             -----------   -----------
  Income from continuing operations
     before income taxes                         245,210       177,488
Income tax expense (benefit):
 Federal current                                  64,671        35,655
 Other                                           (11,760)       (2,578)
                                             -----------   -----------
   Total income tax expense                       52,911        33,077
                                             -----------   -----------
  Income from continuing operations              192,299       144,411
Discontinued operations:
 Operating loss, net of taxes                          -       (15,590)
 Loss on disposal, net of taxes                  (67,750)            -
                                             -----------   -----------
  Loss from discontinued operations              (67,750)      (15,590)
                                             -----------   -----------
  Net income                                    $124,549       128,821
                                             ===========   ===========
Primary earnings per common share:
 Income from continuing operations                 $2.25          1.67
 Loss from discontinued operations                 (0.81)        (0.18)
                                             -----------   -----------
  Net income                                       $1.44          1.49
                                             ===========   ===========
Fully diluted earnings per common share:
 Income from continuing operations                 $2.10          1.57
 Loss from discontinued operations                 (0.73)        (0.17)
                                             -----------   -----------
  Net income                                       $1.37          1.40
                                             ===========   ===========
Dividends declared on common stock                 $0.47          0.44
                                             ===========   ===========
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In thousands)

                                                March 31,    December 31,
ASSETS                                             1997          1996
----------                                    ------------- -------------
                                               (Unaudited)
Investments:
 Fixed maturities, at estimated market value   $11,772,252     11,944,085
 Equities, at estimated market value               850,997        808,295
 Real estate, at cost less accumulated
   depreciation of $77,367 (1996; $81,764)         729,257        693,910
 Venture capital, at estimated market value        533,665        586,222
 Other investments                                  45,272         43,311
 Short-term investments, at cost                   203,403        289,793
                                              ------------   ------------
     Total investments                          14,134,846     14,365,616
Cash                                                38,383         37,214
Investment banking inventory securities            141,688        143,594
Reinsurance recoverables:
 Unpaid losses                                   1,783,981      1,890,105
 Paid losses                                        84,258         68,692
Receivables:
 Underwriting premiums                           1,462,116      1,558,967
 Interest and dividends                            218,551        213,883
 Other                                             118,942        104,865
Deferred policy acquisition expenses               393,424        401,768
Ceded unearned premiums                            208,460        243,663
Deferred income taxes                            1,033,851        908,220
Office properties and equipment,
 at cost less accumulated
 depreciation of $237,062 (1996; $217,454)         285,832        281,093
Goodwill                                           239,024        167,338
Other assets                                       246,396        295,958
                                              ------------   ------------
     Total assets                              $20,389,752     20,680,976
                                              ============   ============

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                            (In thousands)

                                                March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               1997          1996
------------------------------------         -------------   ------------
                                                (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses           $11,679,590     11,673,148
 Unearned premiums                               2,397,437      2,566,551
                                              ------------   ------------
   Total insurance reserves                     14,077,027     14,239,699
Debt                                               707,588        689,141
Payables:
 Income taxes                                      260,522        219,081
 Reinsurance premiums                              157,561        181,524
 Accrued expenses and other                        428,604        484,062
Other liabilities                                  647,887        656,649
                                              ------------   ------------
   Total liabilities                            16,279,189     16,470,156
                                              ------------   ------------
Company-obligated mandatorily
 redeemable preferred
 securities of St. Paul Capital L.L.C.             207,000        207,000
                                              ------------   ------------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 981 shares
  outstanding (985 shares in 1996)                 141,732        142,131
Guaranteed obligation - PSOP                      (123,000)      (126,068)
                                              ------------   ------------
   Total preferred shareholders' equity             18,732         16,063
                                              ------------   ------------
Common:
Common stock, 240,000
 shares authorized; 83,525 shares
 outstanding (83,198 shares in 1996)               487,557        475,710
Retained earnings                                3,020,490      2,935,928
Guaranteed obligation - ESOP                       (16,786)       (20,353)
Unrealized appreciation of investments             407,730        616,968
Unrealized loss on foreign currency translation    (14,160)       (20,496)
                                              ------------   ------------
   Total common shareholders' equity             3,884,831      3,987,757
                                              ------------   ------------
   Total shareholders' equity                    3,903,563      4,003,820
                                              ------------   ------------
   Total liabilities, redeemable preferred
     securities and shareholders' equity       $20,389,752     20,680,976
                                              ============   ============

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)
                                                 Three         Twelve
                                              Months Ended   Months Ended
                                                March 31     December 31
                                              -------------  -----------
                                                    1997          1996
                                                  -------       -------
                                               (Unaudited)
Preferred shareholders' equity:
Series B convertible preferred stock:
  Beginning of period                            $142,131        144,165
  Change during period                               (399)        (2,034)
                                             ------------   ------------
    End of period                                 141,732        142,131
                                             ------------   ------------
Guaranteed obligation - PSOP:
  Beginning of period                            (126,068)      (133,293)
  Principal payments                                3,068          7,225
                                             ------------   ------------
    End of period                                (123,000)      (126,068)
                                             ------------   ------------
    Total preferred shareholders' equity           18,732         16,063
                                             ------------   ------------
Common shareholders' equity:
Common stock:
  Beginning of period                             475,710        460,458
  Stock issued under stock option and
    other incentive plans                          11,853         23,057
  Reacquired common shares                             (6)        (7,805)
                                             ------------   ------------
    End of period                                 487,557        475,710
                                             ------------   ------------
Retained earnings:
  Beginning of period                           2,935,928      2,704,075
  Net income                                      124,549        450,099
  Dividends declared on common stock              (39,122)      (145,956)
  Dividends declared on
   preferred stock, net of taxes                   (2,185)        (8,664)
  Reacquired common shares                            (61)       (67,445)
  Tax benefit on employee
   stock options and awards                         1,381          3,819
                                             ------------   ------------
    End of period                               3,020,490      2,935,928
                                             ------------   ------------
Guaranteed obligation - ESOP:
  Beginning of period                             (20,353)       (32,294)
  Principal payments                                3,567         11,941
                                             ------------   ------------
    End of period                                 (16,786)       (20,353)
                                             ------------   ------------
Unrealized appreciation of
 investments, net of taxes:
  Beginning of period                             616,968        627,791
  Change during the period                       (209,238)       (10,823)
                                             ------------   ------------
    End of period                                 407,730        616,968
                                             ------------   ------------
Unrealized loss on foreign currency
 translation, net of taxes:
  Beginning of period                             (20,496)       (40,781)
  Change during the period                          6,336         20,285
                                             ------------   ------------
    End of period                                 (14,160)       (20,496)
                                             ------------   ------------
    Total common shareholders' equity           3,884,831      3,987,757
                                             ------------   ------------
    Total shareholders' equity                 $3,903,563      4,003,820
                                             ============   ============
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                    Three Months Ended
                                                         March 31
                                                -------------------------
                                                     1997         1996
                                                   --------     -------
OPERATING ACTIVITIES
Underwriting:
 Net income                                        $181,410      137,466
 Adjustments:
   Change in net insurance reserves                 (98,727)     (11,594)
   Change in underwriting premiums receivable       119,656       92,293
   Provision for deferred taxes                      (4,270)      (7,226)
   Realized investment gains                        (92,713)     (42,298)
   Other                                            (41,341)      43,355
                                                -----------  -----------
    Total underwriting                               64,015      211,996
                                                -----------  -----------
 Investment banking-asset management:
 Net income                                          13,845       13,288
 Adjustments:
   Change in inventory securities                     1,906      180,066
   Change in short-term investments                  40,674     (180,973)
   Change in short-term borrowings                        -      (25,000)
   Change in open security transactions              (3,589)       1,784
   Other                                            (12,487)      26,627
                                                -----------  -----------
    Total investment banking-asset management        40,349       15,792
                                                -----------  -----------
Parent company, consolidating eliminations
   and discontinued operations:
 Net loss                                           (70,706)     (21,933)
 Adjustments:
    Provision for loss on disposal, net of taxes     67,750            -
    Realized investment gains                        (2,879)      (5,622)
    Other adjustments                               (34,241)      11,644
                                                -----------  -----------
    Total parent company, consolidating eliminations
      and discontinued operations                   (40,076)     (15,911)
                                                -----------  -----------
    Net cash provided by operating activities        64,288      211,877
                                                -----------  -----------
INVESTING ACTIVITIES
Purchases of investments                           (790,346)    (732,306)
Proceeds from sales and maturities of investments   721,727      528,421
Change in short-term investments                     51,489       84,531
Change in open security transactions                 (9,659)     (32,926)
Net purchases of office properties and equipment    (15,791)      (6,097)
Other                                               (11,529)       9,130
                                                -----------  -----------
    Net cash used in investing activities           (54,109)    (149,247)
                                                -----------  -----------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock        (39,453)     (36,487)
Proceeds from issuance of debt                       30,000            -
Repayment of debt                                    (8,662)      (3,819)
Reacquired common shares                                (67)     (20,206)
Other                                                 9,103        1,616
                                                -----------  -----------
    Net cash used in financing activities            (9,079)     (58,896)
                                                -----------  -----------
Effect of exchange rate changes on cash                  69          (77)
                                                -----------  -----------
    Increase in cash                                  1,169        3,657
Cash at beginning of period                          37,214       25,475
                                                -----------  -----------
    Cash at end of period                           $38,383       29,132
                                                ===========  ===========
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                            March 31, 1997



Note 1  Basis of Presentation
-----------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries, and have been prepared in conformity with generally accepted accounting principles.

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

Reference should be made to the "Notes to Consolidated Financial Statements" on pages 53 to 69 of the Registrant's annual report to shareholders for the year ended December 31, 1996. The amounts in those notes have not changed except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some figures in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income or shareholders' equity, as previously reported.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued



Note 2  Earnings Pper Share
---------------------------

Earnings per common share (EPS) amounts were calculated by dividing operating earningsnet income, as adjusted, by the adjusted average common shares outstanding.

                                         Three Months Ended
                                              March 31
                                     -------------------------
                                          1997          1996
                                         ------        ------
                                           (In thousands)
PRIMARY
Net income, as reported                 $124,549      128,821
PSOP preferred dividends
 declared (net of taxes)                  (2,185)      (2,165)
Premium on preferred shares redeemed        (260)        (208)
                                      ----------   ----------
   Net income, as adjusted              $122,104      126,448
                                      ==========   ==========

FULLY DILUTED
Net income, as reported                 $124,549      128,821
Additional PSOP expense (net of taxes)
 due to assumed conversion
 of preferred stock                         (670)        (758)
Dividends on monthly income preferred
 securities (net of taxes)                 2,018        2,018
Premium on preferred shares redeemed        (260)        (208)
                                      ----------   ----------
   Net income, as adjusted              $125,637      129,873
                                      ==========   ==========

ADJUSTED AVERAGE COMMON
 SHARES OUTSTANDING
Primary                                   84,505       85,150
                                         =======      =======
Fully diluted                             91,948       92,596
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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3  Investments
-------------------

Investment Activity. A summary of investment transactions is presented below.

                                 Three Months Ended March 31
                               ------------------------------
                                        1997          1996
                                       ------        ------
                                         (In thousands)
Purchases:
  Fixed maturities                  $344,439        490,613
  Equities                           347,817        207,698
  Real estate                         56,395          3,488
  Venture capital                     23,134         25,992
  Other investments                   18,561          4,515
                                 -----------     ----------
    Total purchases                  790,346        732,306
                                 -----------     ----------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                            245,599         63,830
    Maturities and redemptions       100,156        209,549
  Equities                           318,856        211,586
  Real estate                         16,028          1,466
  Venture capital                     37,567         41,428
  Other investments                    3,521            562
                                 -----------    -----------
    Total sales and maturities       721,727        528,421
                                 -----------    -----------
    Net purchases                  $  68,619        203,885
                                 ===========    ===========

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                              Three Months Ended   Twelve Months Ended
                                March 31, 1997      December 31, 1996
                              ------------------    -----------------
                                            (In thousands)
Fixed maturities                    $(213,147)           (198,855)
Equities                              (41,064)             25,975
Venture capital                       (66,291)            163,110
                                  -----------          ----------
  Total change in pretax
     unrealized appreciation         (320,502)             (9,770)

Increase (decrease) in
  deferred tax asset                  111,264              (1,053)
                                  -----------          ----------
  Total change in unrealized
     appreciation, net of taxes     $(209,238)            (10,823)
                                  ===========          ==========

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



Note 4  Income Taxes
--------------------

The components of income tax expense on continuing operations are as follows:

                                       Three Months Ended
                                            March 31
                                    -----------------------
                                         1997         1996
                                       ------       ------
                                         (In thousands)

Federal current tax expense           $64,671       35,655
Federal deferred tax benefit          (17,889)      (7,875)
                                     --------     --------
 Total federal income tax expense      46,782       27,780
Foreign income taxes                    4,606        3,881
State income taxes                      1,523        1,416
                                     --------     --------
 Total income tax expense
   on continuing operations           $52,911       33,077
                                     ========     ========


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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 6  Debt
------------

Debt consists of the following:
                                March 31,           December 31,
                                   1997                 1996
                            ----------------     -----------------
                              Book      Fair        Book     Fair
                             Value     Value        Value    Value
                             ------   ------       ------   ------
                                      (In thousands)

  Medium-term notes        $460,425  454,000      430,427   435,500
  Commercial paper          122,833  122,833      131,610   131,610
  9 3/8% notes               99,997  100,700       99,994   101,500
  Guaranteed ESOP debt       11,113   11,200       13,890    14,000
  Real estate mortgage       13,220   13,000       13,220    13,220
                          --------- --------     --------  --------

     Total debt            $707,588  701,733      689,141   695,830
                          ========= ========     ========  ========

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                             Three Months Ended
                                                  March 31
                                        -------------------------
                                             1997           1996
                                          -------       --------
                                               (In thousands)
Premiums written:
 Direct                                  $875,539        782,710
 Assumed                                  218,133        223,610
 Ceded                                    (64,452)       (71,709)
                                      -----------     ----------
 Net premiums written                  $1,029,220        934,611
                                      ===========     ==========

Premiums earned:
 Direct                                $1,023,494        918,121
 Assumed                                  250,303        229,759
 Ceded                                   (102,344)      (117,304)
                                      -----------     ----------
 Net premiums earned                   $1,171,453      1,030,576
                                      ===========     ==========

Insurance losses and loss
 adjustment expenses:
 Direct                                  $724,755        623,489
 Assumed                                  161,230        189,399
 Ceded                                    (17,107)       (57,428)
                                      -----------     ----------
 Net insurance losses and
   loss adjustment expenses              $868,878        755,460
                                      ===========     ==========

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 8  Discontinued Operations
-------------------------------

In early April, The St. Paul reached agreement with Aon Corporation to sell its insurance brokerage operation, Minet, to Aon. The sale is scheduled to close on or before May 26, 1997. The St. Paul's gross proceeds from the sale are expected to be approximately equal to its remaining carrying value of Minet. The St. Paul agreed to indemnify Aon against most preclosing liabilities of the Minet businesses in connection with the transaction. The company recorded a net after-tax loss on disposal of $67.8 million in the first quarter of 1997, which resulted primarily from The St. Paul's agreement to be responsible for certain severance, employee benefits, future lease commitments and other costs relating to Minet.

The following summarizes discontinued operations for the first quarter of 1997 and 1996:

                                          Three Months Ended
                                               March 31
                                        ------------------------
                                            1997          1996
                                         --------       --------
                                               (In thousands)
 Operating loss, before
   income taxes                      $          -        (13,408)
 Income tax expense                             -          2,182
                                         --------      ---------
     Operating loss, net of taxes               -        (15,590)
                                         --------      ---------
 Loss on disposal, before
   income taxes                          (103,280)             -
 Income tax benefit                        35,530              -
                                         --------      ---------
     Loss on disposal, net of taxes       (67,750)             -
                                         --------      ---------
     Loss from discontinued operations   $(67,750)       (15,590)
                                         ========      =========

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                         March 31, 1997


                      Consolidated Results
                      --------------------

The St. Paul's pretax income from continuing operations totaled $245 million in the first quarter of 1997, 38% higher than income of $177 million in the same 1996 period. The improvement over 1996 was centered in the underwriting segment, driven by an increase in realized gains from investment sales and growth in investment income.

The St. Paul recorded an after-tax loss from discontinued operations of $67.8 million in the first quarter of 1997, relating to the sale of its brokerage operation, Minet. Refer to
Note 8 on page 14 of this report for further information regarding The St. Paul's discontinued operations.

Consolidated revenues of $1.56 billion in the first quarter increased by almost $230 million, or 17%, from the equivalent
1996 total of $1.33 billion. Growth in insurance premiums earned, investment income and realized investment gains accounted for the revenue growth in 1997.

The following table summarizes The St. Paul's results for the first quarters of 1997 and 1996.


                                       Three Months Ended
                                            March 31
                                       ------------------
                                           1997     1996
Pretax income (loss):                      ----     ----
 Underwriting:
  GAAP underwriting result                 $(51)     (42)
  Net investment income                     218      189
  Realized investment gains                  93       42
  Other                                     (19)     (16)
                                           ----     ----
    Total underwriting                      241      173
 Investment banking-asset management         23       22
 Parent and other                           (19)     (18)
                                           ----     ----
    Income from continuing operations
       before income taxes                  245      177
Income tax expense                           53       33
                                           ----     ----
    Income from continuing operations       192      144
Loss from discontinued operations,
   net of taxes                             (67)     (15)
                                           ----     ----
    Net income                             $125      129
                                           ====     ====
Fully diluted net income
  per common share                        $1.37     1.40
                                           ====     ====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

                          Underwriting
                          ------------

The following summarizes key financial results by underwriting operation:
                                          Three Months
                           % of 1997     Ended March 31
                            Written      --------------
($ in Millions)             Premiums     1997      1996
                            --------     ----      ----
Specialized Commercial:
 Written Premiums             29%        $300       264
 Underwriting Result                      $(3)      (10)
 Combined Ratio                         101.5     105.5

Commercial:
 Written Premiums             24%        $241       155
 Underwriting Result                     $(16)       (9)
 Combined Ratio                         112.6     106.3

Personal Insurance:
 Written Premiums             17%        $175       164
 Underwriting Result                     $(23)      (28)
 Combined Ratio                         112.9     116.9

Medical Services:
 Written Premiums              9%         $95       102
 Underwriting Result                       $4        20
 Combined Ratio                         105.6      94.4
                            ----        -----     -----

   Total St. Paul
    Fire and Marine:
  Written Premiums            79%        $811       685
  Underwriting Result                    $(38)      (27)
  Combined Ratio                        107.7     106.1

St. Paul International
 Underwriting:
 Written Premiums              5%         $53        56
 Underwriting Result                      $(7)       (6)
 Combined Ratio                         113.9     112.2
                            ----        -----     -----

Total Worldwide
 Insurance Operations:
  Written Premiums            84%        $864       741
  Underwriting Result                    $(45)      (33)
  Combined Ratio                        108.1     106.6

St. Paul Re:
 Written Premiums             16%        $165       194
 Underwriting Result                      $(6)       (9)
 Combined Ratio                         104.2     104.7
                            ----        -----     -----

Total Underwriting:
 Written Premiums            100%      $1,029       935
 GAAP Underwriting Result                $(51)      (42)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio             74.2      73.3
 Underwriting Expense Ratio              33.3      32.8
                                        -----     -----
 Combined Ratio                         107.5     106.1
                                        =====     =====
Combined Ratio Incl.
 Policyholders' Dividends               107.8     106.3
                                        =====     =====

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued

Written Premiums
----------------
First quarter written premiums of $1.03 billion were 10% higher than the comparable 1996 total of $935 million. Premium volume in The St. Paul's Commercial operation increased $86 million over the first quarter of 1996, reflecting the impact of The St. Paul's acquisition of Northbrook Holdings, Inc. and its three commercial underwriting companies (Northbrook) in the third quarter of 1996. Specialized Commercial written premiums of $300 million grew 14% over the same period of 1996. Several business centers within Specialized Commercial, including Construction, Financial and Professional Services, and Public Sector Services, experienced premium growth over 1996. Specialized Commercial premium volume in last year's first quarter was reduced by $20 million for returned premiums associated with The St. Paul's withdrawal from an insurance pool arrangement.

Personal Insurance premiums grew 7%, to $175 million, compared with the first quarter of 1996, primarily the result of price increases on existing business. Medical Services' written premiums in 1997's first quarter were down 8% from 1996, reflecting the competitive market conditions that persist in the medical liability marketplace. The decline in Medical Services' written premiums resulted principally from pricing reductions. Reinsurance premiums were down $29 million, or 15%, from the same period of 1996. Worldwide reinsurance markets are characterized by excess capacity and competitive market conditions, causing downward pressure on premium rates.

Underwriting Results
--------------------
The first quarter GAAP underwriting loss was $51 million, compared with a loss of $42 million in the first quarter of 1996. Improvements in Specialized Commercial and Personal Insurance results were more than offset by a decline in Medical Services' profitability and an increase in Commercial losses. Pretax catastrophe losses in the 1997 period totaled just $5 million, compared with last year's first quarter total of $62 million. An East Coast blizzard and numerous other winter storms were the source of 1996's sizable first quarter catastrophe activity. The company-wide expense ratio of 33.3 was one-half point worse than last year, primarily due to an increase in expenses associated with ongoing efforts to integrate Northbrook into The St. Paul's existing Commercial operations. The Personal Insurance expense ratio of 29.0 was over three points better than last year, reflecting the impact of several corrective measures implemented in 1997 aimed at improving this operation's results.

Key factors in the change in underwriting results from 1996 were as follows:

     -  Specialized Commercial - $7 million better than
        1996 - Improved Surety results and a decline in losses from insurance pools were the primary factors driving the improvement over 1996.

     -  Personal Insurance - $5 million better than 1996 -
        A decline in expenses and an improvement in prior year loss development accounted for the favorable variance over 1996.

     -  Medical Services - $16 million worse than 1996 -
        Loss costs continued to rise in a market suffering through a sustained period of aggressive competition. Despite the unfavorable variance from 1996, Medical Services was still profitable for the quarter.

     - Commercial - $7 million worse than 1996 - An increase in expenses, primarily relating to Northbrook integration initiatives, along with less favorable prior year loss development more than offset a decline in catastrophe losses.

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued

Investments
-----------
First quarter pretax investment income in the underwriting segment was $218 million, 15% higher than first quarter 1996 income of $189 million. Approximately half of the increase was attributable to income derived from investments acquired in the Northbrook purchase last year. The remainder of the increase resulted from underlying growth in the underwriting operations' investment portfolio, fueled by steady investment cash flows over the last twelve months. Fixed maturities purchased in the first quarter of 1997 were predominantly taxable securities, due to The St. Paul's consolidated tax position. The new money rate on taxable fixed maturities in the first quarter of 1997 was 7.0%, compared with 5.8% on tax-exempt securities. The weighted average pretax yield on the fixed maturities portfolio at March 31, 1997 was 7.1%, and the portfolio had an average life of 9.0 years. Approximately 96% of that portfolio is rated at investment grade levels (BBB or better).

Sales of equity and venture capital investments in the first quarter of 1997 generated pretax realized gains of $54 million and $40 million, respectively.


            Environmental and Asbestos Claims
            ---------------------------------

The St. Paul's underwriting operations continue to receive claims under policies written many years ago alleging injuries from environmental pollution or alleging covered property damages for the cost to clean up polluted sites. These operations also receive asbestos claims arising out of product liability coverages under general liability policies. Significant legal issues, primarily pertaining to issues of coverage, exist with regard to the company's alleged liability for both environmental and asbestos claims. In the company's opinion, court decisions in certain jurisdictions have tended to expand insurance coverage beyond the intent of the original policies.

The underwriting operations' ultimate liability for environmental claims is difficult to estimate. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation. In addition, variables, such as the length of time necessary to clean up a polluted site, controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

Estimating the ultimate liability for asbestos claims is equally difficult. The primary factors influencing the estimate of the total cost of these claims are case law and a history of prior claims experience, both of which are still developing.

In 1995, The St. Paul's underwriting operations recorded additional gross reserves of $360 million and specifically reallocated $113 million of previously recorded net reserves for North American environmental and asbestos losses on policies written in the United Kingdom prior to 1980.

The table on the next page represents a reconciliation of total gross and net environmental reserve development for the three months ended March 31, 1997, and the years ended Dec. 31, 1996 and 1995. Amounts in the "net" column are reduced by reinsurance recoverable.

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued



                             1997         1996        1995
Environmental          (three months)     ----        ----
-------------           ------------
(in millions)           Gross   Net   Gross   Net   Gross   Net
                        -----   ---   -----   ---   -----   ---
Beginning reserves       $581   368     528   319    275    200
Reserves acquired           -     -      18     7      -      -
Incurred losses             3     -      67    72     59     68
Reserve reallocation        -     -       -     -    233     79
Paid losses                (5)   (1)    (32)  (30)   (39)   (28)
                         ----  ----    ----  ----   ----   ----
Ending reserves          $579   367     581   368    528    319
                         ====  ====    ====  ====   ====   ====

Many significant environmental claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago. Since 1970, the underwriting operations' Commercial General Liability policy form has included a specific pollution exclusion, and, since 1986, an industry standard absolute pollution exclusion for policies underwritten in the United States.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 1997, and the years ended Dec. 31, 1996 and 1995.

                           1997             1996          1995
Asbestos               (three months)       ----          ----
--------                ------------
(in millions)            Gross   Net    Gross   Net   Gross    Net
                         -----   ---    -----   ---   -----    ---
Beginning reserves        $278   169      283   158     185    145
Reserves acquired            -     -        6     6       -      -
Incurred losses            (12)   (6)      12    18     (13)    (9)
Reserve reallocation         -     -        -     -     127     34
Paid losses                 (8)   (6)     (23)  (13)    (16)   (12)
                          ----  ----     ----  ----    ----   ----
Ending reserves           $258   157      278   169     283    158
                          ====  ====     ====  ====    ====   ====

Most of the asbestos claims the company has received pertain to policies written prior to 1986. Since 1986, for policies underwritten in the United States, the underwriting operations' Commercial General Liability policy has included the industry standard absolute pollution exclusion, which the company believes applies to asbestos claims.

Based on all information currently available, The St. Paul's reserves for environmental and asbestos losses represent its best estimate of its ultimate liability for such losses. Because of the difficulty inherent in estimating such losses, however, the company cannot give assurances that its ultimate liability for environmental and asbestos losses will, in fact, match current reserves. The company continues to evaluate new information and developing loss patterns, but it believes any future additional loss provisions for environmental and asbestos claims will not materially impact the results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at March 31, 1997, of $837 million represented approximately 7% of gross consolidated reserves of $11.68 billion.

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued


           Investment Banking-Asset Management
           -----------------------------------

The company's portion of pretax earnings from The John Nuveen
Company (Nuveen) was $23 million in the first quarter of 1997, compared with $22 million in 1996's first quarter. The company holds a 78% interest in Nuveen.

Fees earned from investment advisory services provided on assets under Nuveen's management grew $4 million, or 8%, over the first quarter of 1996. Total assets under management at March 31, 1997 of $36.8 billion were up $4.4 billion from year-end 1996. In January 1997, Nuveen completed its acquisition of Flagship Resources Inc., a tax-exempt mutual fund and money management firm. The increases in assets under management and related fee income reflect the addition of Flagship to Nuveen's operations. The total cost of the acquisition was $63 million (substantially all of which represented goodwill), plus as much as an additional $20 million, contingent upon meeting future growth targets.

Contributing to the increase in assets under management were gross product sales of $493 million, consisting of $208 million in unit investment trusts, $208 million in mutual funds, and $77 million in managed accounts. Gross product sales in the same 1996 period were $289 million.


                    Capital Resources
                    -----------------

Common shareholders' equity of $3.9 billion at March 31, 1997 was down $103 million from year-end 1996 common equity of $4.0 billion. First quarter net income was offset by a $140 million decline (net of taxes) in the unrealized appreciation of the company's fixed maturities portfolio. An increase in market interest rates negatively impacted bond values in the first quarter. The after-tax unrealized appreciation on The St. Paul's equity and venture capital portfolios declined by $70 million since the end of 1996, primarily due to the sale of investments which generated realized gains during the quarter. Total debt outstanding at quarter-end of $708 million was up 3% from year-end 1996, due to the issuance of $30 million of medium-term notes during the quarter. The ratio of total debt to total capitalization of 15% increased slightly over the year-end 1996 ratio of 14%.

The company anticipates that any major capital expenditures during the remainder of 1997 would involve acquisitions of existing businesses or stock repurchases; there are no major capital improvements planned for 1997.

The company's ratio of earnings to fixed charges was 13.59 for the first three months of 1997, compared with 11.70 for the same period of 1996. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 9.80 for the first three months of 1997, compared with 8.03 for the same period of 1996. Fixed charges consist of interest expense and one-third of rental expense, which is considered to be representative of an interest factor.

                        Liquidity
                        ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the short- and long-term cash requirements of its business segments. Net cash provided by operations was $64 million in the first three months of 1997, compared to $212 million in 1996. The decrease from 1996 was primarily due to a decline in cash flows in the underwriting segment resulting from an increase in loss payments.

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued


Impact of Accounting Pronouncement to be Adopted in the Future
--------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which revises the calculation and presentation provisions of Accounting Principles Board Opinion No. 15 and its related interpretations. SFAS No. 128 is effective for fiscal years and interim periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with "basic earnings per share," and fully diluted earnings per share with "diluted earnings per share." If the provisions of SFAS No. 128 had been applied for the periods ended March 31, 1997 and 1996, basic earnings per share would have been $2.28 and $1.69, respectively, for income from continuing operations, and $1.47 and $1.51, respectively, for net income. Diluted earnings per share would have been the same as fully diluted earnings per share for both periods.

               PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
            The information set forth in Note 5 to the consolidated financial statements is incorporated herein by reference.


Item 2.   Changes in Securities.
            Not applicable.

Item 3.   Defaults Upon Senior Securities.
            Not applicable.

Item 4.   Submission of Matters to a Vote of Security
            Holders.
             The St. Paul's annual shareholders' meeting was
              held on May 6, 1997.

       (1) All thirteen persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All thirteen nominees were elected by the following votes:


                                             In favor    Withheld
                                           ----------    --------
          Michael R. Bonsignore            74,878,751     464,136
          John H. Dasburg                  74,764,469     578,418
          W. John Driscoll                 74,859,353     483,534
          Pierson M. Grieve                74,822,094     520,793
          Ronald James                     74,834,125     508,762
          David G. John                    74,837,058     505,829
          William H. Kling                 74,831,967     510,920
          Douglas W. Leatherdale           74,801,535     541,352
          Bruce K. MacLaury                74,840,116     502,771
          Glen D. Nelson                   74,850,513     492,374
          Anita M. Pampusch                74,846,415     496,472
          Gordon M. Sprenger               74,851,560     491,327
          Patrick A. Thiele                74,837,295     505,592

       (2) By a vote of 64,562,572 in favor, 3,898,309
           against and 776,901 abstaining, the
           shareholders approved the Company's Special
           Leveraged Stock Purchase Program.

       (3) By a vote of 74,678,848 in favor, 282,885
           against and 381,154 abstaining, the
           shareholders ratified the selection of KPMG
           Peat Marwick LLP as the independent auditors for The St. Paul.

Item 5.   Other Information.
           Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
           (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

         (b) Reports on Form 8-K.

               1)   The St. Paul filed a Form 8-K Current
                  Report dated January 27, 1997, announcing its financial results for the year ended
                  December 31, 1996.

               2)   The St. Paul filed a Form 8-K Current
                  Report dated February 7, 1997, announcing share repurchase and stock ownership plans.

               3)   The St. Paul filed a Form 8-K Current
                  Report dated April 28, 1997, announcing
                  its financial results for the quarter
                  ended March 31, 1997, and the anticipated impact of flooding in the Red River Valley on its second quarter 1997 financial results.


                       SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:   May  13, 1997                 By   /s/  Bruce  A. Backberg
                                          ------------------------
                                          Bruce A. Backberg
                                          Vice President
                                           and Corporate Secretary
                                           (Authorized Signatory)


Date:   May  13, 1997                 By  /s/  Howard  E. Dalton
                                          ----------------------
                                          Howard E. Dalton
                                          Senior Vice President
                                          Chief Accounting Officer

                      EXHIBIT INDEX
                 -----------------------
                                                            Method of
Exhibit                                                        Filing
--------                                                 ------------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..............................

(3) Articles of incorporation and by-laws*......................

(4)  Instruments defining the rights of security holders,
        including indentures*...................................

(10) Material contracts
     a) Letter Agreement dated May 8, 1997 between the
          Company and Mr. Paul J. Liska related to the
          terms of his employment**..............................(1)
     b) Letter  Agreement, agreed to January  20,  1997
          between the Company and Mr. Paul J. Liska related
          to severanc benefits**.................................(1)
     c) The Special Leveraged Stock Purchase Plan**..............(1)
     d) Amendment to Deferred Stock Agreement with
          Mr. Mark L.Pabst**.....................................(1)

(11)  Statement re computation of per share earnings**...........(1)

(12)  Statement re computation of ratios**.......................(1)

(15) Letter re unaudited interim financial information*..........

(18) Letter re change in accounting principles*..................

(19) Report furnished to security holders*.......................

(22) Published report regarding matters submitted to
        vote of security holders*................................

(23) Consents of experts and counsel*............................

(24) Power of attorney*..........................................

(27) Financial data schedule**...................................(1)

(99) Additional exhibits*........................................


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