Form 10-Q
period 1997-06-30
ST PAUL COMPANIES INC /MN/
filed 1997-08-14
CIK 86312

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
  (Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 1997
                                                -------------
                                  or

   -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to
                                 -------------  -------------

                       Commission File Number  0-3021
                                               ------

                       THE ST. PAUL COMPANIES, INC.
                       ----------------------------
           (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
        ---------------------                   ---------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code    (612) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at August 8, 1997, was 83,864,479.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income (Unaudited), Three
  and Six Months Ended June 30, 1997 and 1996               3


Consolidated Balance Sheets, June 30, 1997
  (Unaudited) and December 31, 1996                         4


Consolidated Statements of Shareholders' Equity,
  Six Months Ended June 30, 1997 (Unaudited) and
  Twelve Months Ended December 31, 1996                     6


Consolidated Statements of Cash Flows (Unaudited),
  Six Months Ended June 30, 1997 and 1996                   7


Notes to Consolidated Financial Statements (Unaudited)      8


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       15


PART II. OTHER INFORMATION


Item 1 through Item 6                                       22


Signatures                                                  23


EXHIBIT INDEX                                               24

                      PART I    FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                              (In thousands)

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                 -------------------      ------------------
                                   1997         1996         1997       1996
                                   ----         ----         ----       ----
Revenues:
  Premiums earned            $1,165,297    1,055,384    2,336,750   2,085,960
  Net investment income         217,570      196,801      436,232     389,180
  Realized investment gains     167,914       47,505      263,506      95,425
  Investment banking-asset
    management                   59,755       52,584      118,360     105,924
  Other                          10,175       12,200       23,066      17,876
                              ---------    ---------    ---------   ---------
    Total revenues            1,620,711    1,364,474    3,177,914   2,694,365
                              ---------    ---------    ---------   ---------
Expenses:
  Insurance losses and loss
    adjustment expenses         845,485      778,801    1,714,363   1,534,261
  Policy acquisition expenses   272,714      231,791      527,474     462,279
  Operating and administrative  194,135      180,907      382,490     347,362
                              ---------    ---------    ---------   ---------
    Total expenses            1,312,334    1,191,499    2,624,327   2,343,902
                              ---------    ---------    ---------   ---------
    Income from continuing
     operations before
     income taxes               308,377      172,975      553,587     350,463
Income tax expense (benefit):
  Federal current                92,773       37,427      157,444      73,082
  Other                         (14,920)         253      (26,680)     (2,325)
                              ---------    ---------    ---------    --------
    Total income tax expense     77,853       37,680      130,764      70,757
                              ---------    ---------    ---------    --------
    Income from continuing
     operations                 230,524      135,295      422,823     279,706
Discontinued operations:
  Operating loss, net
   of taxes                           -       (5,242)           -     (20,832)
  Loss on disposal, net
   of taxes                           -            -      (67,750)          -
                              ---------    ---------    ---------    --------
    Loss from discontinued
     operations                       -       (5,242)     (67,750)    (20,832)
                              ---------    ---------    ---------    --------
    Net income                 $230,524      130,053      355,073     258,874
                              =========    =========    =========    ========
Primary earnings per
 common share:
  Income from continuing
    operations                    $2.68         1.57         4.94        3.24
  Loss from discontinued
    operations                        -        (0.06)       (0.81)      (0.24)
                               --------    ---------    ---------    --------
    Net income                    $2.68         1.51         4.13        3.00
                               ========    =========    =========    ========
Fully diluted earnings per
common share:
  Income from continuing
   operations                     $2.50         1.48         4.59        3.05
  Loss from discontinued
   operations                         -        (0.06)       (0.73)      (0.22)
                               --------    ---------    ---------    --------
    Net income                    $2.50         1.42         3.86        2.83
                               ========    =========    =========    ========

Dividends declared on
common stock                      $0.47         0.44         0.94        0.88
                               ========    =========    =========     =======

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                                     June 30,    December 31,
ASSETS                                                 1997         1996
------                                             ----------     ----------
                                                   (Unaudited)

Investments:
  Fixed maturities, at estimated market value     $11,935,094     11,944,085
  Equities, at estimated market value                 986,124        808,295
  Real estate, at cost less accumulated
    depreciation of $85,086 (1996; $81,764)           731,876        693,910
  Venture capital, at estimated market value          463,112        586,222
  Other investments                                    44,955         43,311
  Short-term investments, at cost                     422,948        289,793
                                                   ----------     ----------
   Total investments                               14,584,109     14,365,616
Cash                                                   54,423         37,214
Investment banking inventory securities                57,603        143,594
Reinsurance recoverables:
  Unpaid losses                                     1,849,941      1,890,105
  Paid losses                                          67,579         68,692
Receivables:
  Underwriting premiums                             1,541,357      1,558,967
  Interest and dividends                              209,929        213,883
  Other                                               107,894        104,865
Deferred policy acquisition expenses                  398,898        401,768
Ceded unearned premiums                               213,272        243,663
Deferred income taxes                                 941,107        908,220
Office properties and equipment, at cost
  less accumulated depreciation
  of $243,947 (1996; $217,454)                        283,813        281,093
Goodwill                                              245,689        167,338
Other assets                                          370,302        295,958
                                                   ----------     ----------
   Total assets                                   $20,925,916     20,680,976
                                                   ==========     ==========

 See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                              (In thousands)

                                                    June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1997          1996
------------------------------------              -----------   ------------
                                                  (Unaudited)

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses             $11,743,413     11,673,148
  Unearned premiums                                 2,418,414      2,566,551
                                                   ----------     ----------
   Total insurance reserves                        14,161,827     14,239,699
Debt                                                  705,740        689,141
Payables:
  Income taxes                                        256,630        219,081
  Reinsurance premiums                                169,654        181,524
  Accrued expenses and other                          581,949        484,062
Other liabilities                                     635,718        656,649
                                                   ----------     ----------
   Total liabilities                               16,511,518     16,470,156
                                                   ----------     ----------
Company-obligated mandatorily redeemable
  preferred securities of
  St. Paul Capital L.L.C.                             207,000        207,000
                                                   ----------     ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 974 shares
  outstanding (985 shares in 1996)                    140,998        142,131
Guaranteed obligation - PSOP                         (123,000)      (126,068)
                                                   ----------     ----------
   Total preferred shareholders' equity                17,998         16,063
                                                   ----------     ----------
Common:
Common stock, 240,000 shares authorized; 83,741
  shares outstanding (83,198 shares in 1996)          496,905        475,710
Retained earnings                                   3,209,879      2,935,928
Guaranteed obligation - ESOP                          (14,009)       (20,353)
Unrealized appreciation of investments                511,822        616,968
Unrealized loss on foreign currency translation       (15,197)       (20,496)
                                                   ----------     ----------
   Total common shareholders' equity                4,189,400      3,987,757
                                                   ----------     ----------
   Total shareholders' equity                       4,207,398      4,003,820
                                                   ----------     ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity          $20,925,916     20,680,976
                                                   ==========     ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)
                                                       Six         Twelve
                                                   Months Ended Months Ended
                                                     June 30,   December 31,
                                                       1997         1996
                                                   ------------ ------------

Preferred shareholders' equity:                     (Unaudited)
Series B convertible preferred stock:
  Beginning of period                                 $142,131       144,165
  Change during period                                  (1,133)       (2,034)
                                                    ----------    ----------
     End of period                                     140,998       142,131
                                                    ----------    ----------
Guaranteed obligation - PSOP:
  Beginning of period                                 (126,068)     (133,293)
  Principal payments                                     3,068         7,225
                                                    ----------    ----------
     End of period                                    (123,000)     (126,068)
                                                    ----------    ----------
     Total preferred shareholders' equity               17,998        16,063
                                                    ----------    ----------
Common shareholders' equity:
Common stock:
  Beginning of period                                  475,710       460,458
  Stock issued under stock incentive plans              21,246        21,393
  Stock issued for acquisition                               -         1,664
  Reacquired common shares                                 (51)       (7,805)
                                                    ----------    ----------
     End of period                                     496,905       475,710
                                                    ----------    ----------
Retained earnings:
  Beginning of period                                2,935,928     2,704,075
  Net income                                           355,073       450,099
  Dividends declared on common stock                   (78,342)     (145,956)
  Dividends declared on PSOP
   preferred stock, net of taxes                        (4,353)       (8,664)
  Reacquired common shares                                (515)      (67,445)
  Tax benefit on employee stock options and awards       2,088         3,819
                                                    ----------    ----------
     End of period                                   3,209,879     2,935,928
                                                    ----------    ----------
Guaranteed obligation - ESOP:
  Beginning of period                                  (20,353)      (32,294)
  Principal payments                                     6,344        11,941
                                                    ----------    ----------
     End of period                                     (14,009)      (20,353)
                                                    ----------    ----------
Unrealized appreciation of investments, net of
taxes:
  Beginning of period                                  616,968       627,791
  Change during the period                            (105,146)      (10,823)
                                                    ----------    ----------
     End of period                                     511,822       616,968
                                                    ----------    ----------
Unrealized loss on foreign currency
translation, net of taxes:
  Beginning of period                                  (20,496)      (40,781)
  Currency translation adjustments                       5,299        (5,309)
  Realized loss relating to
   discontinued operations                                   -        25,594
                                                    ----------    ----------
     End of period                                     (15,197)      (20,496)
                                                    ----------    ----------
       Total common shareholders' equity             4,189,400     3,987,757
                                                    ----------    ----------
       Total shareholders' equity                   $4,207,398     4,003,820
                                                    ==========    ==========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                         Six Months Ended
                                                             June 30
                                                       --------------------
                                                         1997          1996
                                                        ------        ------
OPERATING ACTIVITIES
Underwriting:
  Net income                                           407,895       276,543
  Adjustments:
    Change in net insurance reserves                   (44,119)      123,419
    Change in underwriting premiums receivable          43,038        (5,246)
    Deferred tax benefit                               (12,209)      (18,464)
    Realized investment gains                         (259,537)      (88,473)
    Other                                               23,104        85,277
                                                    ----------    ----------
      Total underwriting                               158,172       373,056
                                                    ----------    ----------
Investment banking-asset management:
  Net income                                            26,681        26,679
  Adjustments:
    Change in inventory securities                      85,991       186,110
    Change in short-term investments                   (25,326)     (163,827)
    Change in short-term borrowings                          -       (25,000)
    Change in open security transactions                 2,398         4,381
    Other                                              (15,095)      (13,689)
                                                    ----------    ----------
      Total investment banking-asset management         74,649        14,654
                                                    ----------    ----------
Parent company and consolidating eliminations:
  Net loss from continuing operations                  (11,753)      (23,516)
  Adjustments:
    Realized investment gains                           (3,969)       (6,952)
    Other                                              (35,037)       (2,237)
                                                    ----------    ----------
      Total parent company and
        consolidating eliminations                     (50,759)      (32,705)
                                                    ----------    ----------
       Net cash provided by operating activities       182,062       355,005
                                                    ----------    ----------

    Cash outflow resulting from sale of
      discontinued operations                          (20,284)            -
                                                    ----------    ----------
INVESTING ACTIVITIES
Purchase of investments                             (1,546,239)   (1,437,458)
Proceeds from sales and maturities
 of investments                                      1,525,478     1,158,798
Change in short-term investments                       (96,902)       18,174
Change in open security transactions                    38,633       (16,666)
Net purchases of office properties and equipment       (24,764)      (13,710)
Other                                                   12,410        21,699
                                                    ----------    ----------
     Net cash used in investing activities             (91,384)     (269,163)
                                                    ----------    ----------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock           (81,550)      (76,217)
Proceeds from issuance of debt                         122,186        22,586
Repayment of debt                                     (100,000)            -
Repurchase of common shares                               (566)      (41,619)
Other                                                    6,701         5,856
                                                    ----------    ----------
     Net cash used in financing activities             (53,229)      (89,394)
                                                    ----------    ----------
Effect of exchange rate changes on cash                     44           (49)
                                                    ----------    ----------
      Increase (decrease) in cash                       17,209        (3,601)
      Cash at beginning of period                       37,214        25,475
                                                    ----------    ----------
      Cash at end of period                             54,423        21,874
                                                    ==========    ==========
See notes to consolidated financial statements.

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                          Unaudited
                        June 30, 1997

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

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
    Notes to Consolidated Financial Statements, Continued

Note 2  Earnings per Share
--------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding.

                                      Three Months Ended    Six Months Ended
                                           June 30              June 30
                                      ------------------   -----------------
                                        1997      1996         1997     1996
                                       ------    ------      ------   ------
                                                   (In thousands)

PRIMARY
Net income, as reported                 $230,524  130,053   355,073   258,874
PSOP preferred dividends declared
  (net of taxes)                          (2,168)  (2,159)   (4,353)   (4,324)
Premium on preferred shares redeemed        (651)    (232)     (911)     (440)
                                        --------  -------   -------   -------
    Net income, as adjusted             $227,705  127,662   349,809   254,110
                                        ========  =======   =======   =======

FULLY DILUTED
Net income, as reported                 $230,524  130,053   355,073   258,874
 Dividends on monthly income preferred
  securities (net of taxes)                2,019    2,019     4,037     4,037
Additional PSOP expense (net of taxes)
 due to assumed conversion
  of preferred stock                        (666)   (755)    (1,336)   (1,513)
Premium on preferred shares redeemed        (651)   (232)      (911)     (440)
                                        --------  -------   -------   -------
    Net income, as adjusted             $231,226  131,085   356,863   260,958
                                        ========  =======   =======   =======

ADJUSTED AVERAGE COMMON SHARES
 OUTSTANDING
Primary                                   84,849   84,510    84,679    84,838
                                          ======   ======    ======    ======
Fully diluted                             92,425   92,011    92,345    92,258
                                          ======   ======    ======    ======


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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3  Investments
-------------------
Investment Activity. A summary of investment transactions is presented below.

                                      Six Months Ended June 30
                                    ----------------------------
                                            1997        1996
                                          ------      ------
                                          (In thousands)
Purchases:
  Fixed maturities                      $683,639     857,188
  Equities                               712,474     503,952
  Real estate                             72,889      12,338
  Venture capital                         57,222      50,554
  Other investments                       20,015      13,426
                                       ---------   ---------
    Total purchases                    1,546,239   1,437,458
                                       ---------   ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                379,770     174,459
    Maturities and redemptions           258,575     413,100
  Equities                               675,707     480,694
  Venture capital                        180,973      85,525
  Real estate                             26,991       3,308
  Other investments                        3,462       1,712
                                       ---------   ---------
    Total sales and maturities         1,525,478   1,158,798
                                       ---------   ---------
    Net purchases                        $20,761     278,660
                                       =========   =========

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                                Six Months Ended    Twelve Months Ended
                                 June 30, 1997       December 31, 1996
                             -------------------   ---------------------
                                            (In thousands)

Fixed maturities                    $(63,174)           (198,855)
Equities                              41,873              25,975
Venture capital                     (140,472)            163,110
                                 -----------         -----------
  Total change in pretax
     unrealized appreciation        (161,773)             (9,770)

Increase (decrease) in
  deferred tax asset                  56,627              (1,053)
                                 -----------         -----------
  Total change in unrealized
   appreciation, net of taxes     $(105,146)            (10,823)
                                 ===========         ===========

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 4  Income Taxes
--------------------

The components of income tax expense on continuing operations are as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                -------------------     -------------------
                                    1997       1996         1997       1996
                                  ------     ------       ------     ------
                                                (In thousands)

Federal current tax expense      $92,773     37,427      157,444     73,082
Federal deferred tax benefit     (21,137)    (8,143)     (39,026)   (16,018)
                               ---------  ---------    ---------  ---------
  Total federal income tax
    expense                       71,636     29,284      118,418     57,064
Foreign income taxes               4,723      6,952        9,329     10,833
State income taxes                 1,494      1,444        3,017      2,860
                               ---------  ---------    ---------  ---------
  Total income tax expense on
    continuing operations        $77,853     37,680      130,764     70,757
                               =========  =========    =========  =========


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

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

Note 6  Debt
------------

Debt consists of the following:

                                   June 30,              December 31,
                                     1997                    1996
                          ----------------------      ------------------
                                Book        Fair         Book       Fair
                               Value       Value        Value      Value
                              ------      ------       ------     ------
                                              (In thousands)

Medium-term notes           $511,923     514,700      430,427    435,500
Commercial paper             172,262     172,262      131,610    131,610
Real estate mortgage debt     13,220      13,100       13,220     13,220
Guaranteed ESOP debt           8,335       8,400       13,890     14,000
9 3/8% notes                       -           -       99,994    101,500
                            --------    --------     --------   --------
    Total debt              $705,740     708,462      689,141    695,830
                            ========    ========     ========   ========


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

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                Three Months Ended      Six Months Ended
                                     June 30                June 30
                             ----------------------  ---------------------
                                  1997      1996        1997        1996
                                 ------    ------      ------      ------
                                             (In thousands)

Premiums written:
  Direct                      $945,001     910,911    1,820,540   1,693,621
  Assumed                      368,885     292,249      587,685     515,859
  Ceded                       (127,601)   (125,234)    (192,720)   (196,943)
                            ----------   ---------   ----------  ----------
    Net premiums written    $1,186,285   1,077,926    2,215,505   2,012,537
                            ==========   =========   ==========  ==========
Premiums earned:
  Direct                    $1,025,971     927,064    2,049,465   1,845,185
  Assumed                      256,443     249,887      507,413     479,646
  Ceded                       (117,117)   (121,567)    (220,128)   (238,871)
                            ----------   ---------    ---------  ----------
    Net premiums earned     $1,165,297   1,055,384    2,336,750   2,085,960
                            ==========   =========    =========  ==========
Insurance losses and loss
 adjustment expenses:
  Direct                      $779,463     672,799    1,504,218   1,296,288
  Assumed                      168,957     190,023      330,187     379,422
  Ceded                       (102,935)    (84,021)    (120,042)   (141,449)
                            ----------   ---------    ---------  ----------
    Net insurance losses
      and loss adjustment
        expenses              $845,485     778,801    1,714,363   1,534,261
                            ==========   =========    =========   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Note 8  Discontinued Operations
-------------------------------

In May 1997, The St. Paul completed the sale of its brokerage operation, Minet, to Aon Corporation. The St. Paul's gross proceeds from the sale were approximately equal to its remaining carrying value of Minet. In connection with the transaction, The St. Paul agreed to indemnify Aon against most preclosing liabilities of the Minet businesses. The company recorded a net after-tax loss on disposal of $67.8 million in the first quarter of 1997, which resulted primarily from The St. Paul's agreement to be responsible for certain severance, employee benefits, future lease commitments and other costs relating to Minet.

The following summarizes discontinued operations for the second quarter and first half of 1997 and 1996:


                           Three Months Ended,       Six Months Ended
                                 June 30                 June 30
                           -------------------      ------------------
                              1997      1996          1997       1996
                             ------    ------        ------     ------
                                          (In thousands)

Operating loss, before
  income taxes              $     -    (4,524)            -    (17,932)
Income tax expense                -       718             -      2,900
                           --------  --------      --------   --------
   Operating loss,
    net of taxes                  -    (5,242)            -    (20,832)
                           --------  --------      --------   --------
Loss on disposal, before
  income taxes                    -         -      (103,280)         -
Income tax benefit                -         -        35,530          -
                           --------  --------      --------   --------
   Loss on disposal,
     net of taxes                 -         -       (67,750)         -
                           --------  --------      --------   --------
   Loss from discontinued
     operations             $     -    (5,242)      (67,750)   (20,832)
                           ========  ========      ========   ========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations
                               June 30, 1997

                           Consolidated Results
                           --------------------

The St. Paul's consolidated pretax income from continuing operations of $308 million in the second quarter of 1997 was 78% higher than comparable 1996 income of $173 million. The improvement over 1996 was primarily due to a $121 million increase in realized investment gains in the underwriting segment, largely resulting from sales of venture capital investments and equity securities. Year-to-date pretax earnings of $554 million increased by over $200 million compared with six-month earnings in 1996, driven by the underwriting segment's increase in realized investment gains and investment income.

The St. Paul's net income of $355 million for the first six months of 1997 includes an after-tax loss from discontinued operations of $67.8 million relating to the sale of its brokerage operation, Minet. Refer to Note 8 on page 14 of this report for further information regarding The St. Paul's discontinued operations.

Consolidated revenues in the second quarter totaled $1.62 billion, an increase of 19% over second quarter 1996 revenues of $1.36 billion. Year-to-date revenues in 1997 were 18% higher than the same period of 1996. Growth in insurance premiums earned, investment income and realized investment gains drove the increased revenue in 1997.

The following table summarizes The St. Paul's results.

                                     Three Months       Six Months
                                    Ended June 30      Ended June 30
                                    -------------      -------------
                                     1997    1996       1997    1996
                                    -----   -----      -----   -----
Pretax income (loss):
  Underwriting:
    GAAP underwriting result         $(57)    (39)      (108)    (81)
    Net investment income             217     194        435     383
    Realized investment gains         167      46        260      88
    Other                             (17)    (32)       (36)    (48)
                                      ---     ---        ---     ---
      Total underwriting              310     169        551     342
  Investment banking-
   asset management                    21      22         44      43
  Parent and other                    (23)    (18)       (41)    (35)
                                      ---     ---        ---     ---
     Income from continuing
      operations before
      income taxes                    308     173        554     350
Income tax expense                     77      38        131      70
                                      ---     ---        ---     ---
      Income from continuing
       operations                     231     135        423     280
Loss from discontinued operations,
    net of taxes                        -      (5)       (68)    (21)
                                      ---     ---        ---     ---
        Net income                   $231     130        355     259
                                      ===     ===        ===     ===
Fully diluted net
  income per common share           $2.50    1.42       3.86    2.83
                                     ====    ====       ====    ====

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued

                               Underwriting
                               ------------

The following summarizes key financial results by underwriting operation:
                                 % of      Three Months      Six Months
                                 1997     Ended June 30    Ended June 30
                               Written    -------------    -------------
($ in Millions)                Premiums    1997    1996     1997    1996
                               --------   -----   -----    -----   -----
Specialized Commercial:
  Written Premiums               28%       $327     340      628     604
  Underwriting Result                      ($12)     19      (15)      9
  Combined Ratio                          103.5    94.1    102.5    99.5

Commercial:
  Written Premiums               21%       $211     155      451     310
  Underwriting Result                      ($12)     (2)     (28)    (11)
  Combined Ratio                          107.4   102.7    110.1   104.4

Personal Insurance:
  Written Premiums               17%       $205     189      380     353
  Underwriting Result                      ($13)    (61)     (36)    (89)
  Combined Ratio                          105.9   134.0    109.3   125.5

Medical Services:
  Written Premiums                8%        $87      98      182     200
  Underwriting Result                        $5      20        8      40
  Combined Ratio                          104.9    94.2    105.2    94.3
                                -----     -----   -----    -----   -----

  Total St. Paul Fire &
     Marine:
  Written Premiums               74%       $830     782    1,641   1,467
  Underwriting Result                      ($32)    (24)     (71)    (51)
  Combined Ratio                          105.0   104.5    106.4   105.3

St. Paul International
 Underwriting:
  Written Premiums                7%        $93      56      146     113
  Underwriting Result                      ($15)     (6)     (22)    (12)
  Combined Ratio                          117.6   112.0    115.7   112.1
                                -----     -----   -----    -----   -----

  Total Worldwide Insurance
 Operations:
  Written Premiums               81%       $923     838    1,787   1,580
  Underwriting Result                      ($47)    (30)     (93)    (63)
  Combined Ratio                          105.9   105.0    107.1   105.8

St. Paul Re:
  Written Premiums               19%      $ 263     240      429     433
  Underwriting Result                      ($10)     (9)     (15)    (18)
  Combined Ratio                          101.6   102.0    102.6   103.2
                                -----     -----   -----    -----   -----

Total Underwriting:
  Written Premiums               100%    $1,186   1,078    2,216   2,013
  GAAP Underwriting Result                 ($57)    (39)    (108)    (81)

Statutory Combined Ratio:
  Loss and Loss Expense Ratio              72.6    73.8     73.4    73.6
  Underwriting Expense Ratio               32.4    30.5     32.8    31.6
                                          -----   -----    -----   -----
  Combined Ratio                          105.0   104.3    106.2   105.2
                                          =====   =====    =====   =====
  Combined Ratio Incl.
   Policyholders' Dividends               105.4   104.4    106.6   105.3
                                          =====   =====    =====   =====

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

Written Premiums
----------------
Second quarter 1997 written premiums of $1.19 billion grew 10% over comparable 1996 premiums of $1.08 billion. The St. Paul's Commercial operation posted a $56 million premium increase over 1996's second quarter, reflecting the impact of The St. Paul's acquisition of Northbrook Holdings, Inc. and its three commercial underwriting companies (Northbrook) in the third quarter of 1996. Personal Insurance premiums of $205 million increased 9% over 1996, due to new business and price increases on policies renewed during the quarter. International premiums of $93 million grew 65% over the same quarter of 1996, primarily the result of an increase in premiums generated by Camperdown
(a subsidiary of The St. Paul) through Lloyd's of London. Reinsurance premiums increased 10% in the second quarter of 1997, largely due to several new business initiatives.

Medical Services' premiums declined 11%, to $87 million, in the second quarter of 1997, reflecting the impact of pricing actions supporting the company's strategy to sustain market share. Specialized Commercial, experienced a 4% decline in premiums compared with the second quarter of 1996, due to competitive conditions which have impacted pricing in many of the commercial markets served by this operation.

For the first half of 1997, consolidated premiums were 10% ahead of 1996, primarily due to the $155 million incremental impact of Northbrook on 1997 volume. Medical Services premiums were down
9% from the first half of 1996.

Underwriting Results
--------------------
The second quarter 1997 GAAP underwriting loss was $57 million, compared with 1996's second quarter loss of $39 million. Catastrophe losses in the second quarter of 1997 totaled $61 million, the majority of which resulted from flood-related damage in the Red River Valley, which forms the border between North Dakota and Minnesota. Catastrophe losses in last year's second quarter were $52 million.

Key factors in the change in second quarter underwriting results from 1996 were as follows:

     - Personal Insurance - $48 million better than 1996 - A decline in catastrophe losses accounted for half of the improvement over 1996. The remainder resulted from improved loss experience in Personal's core book of business, as well as a reduction in the rate of expense growth.

     -  Specialized Commercial - $31 million worse than 1996 - A
        $19 million increase in catastrophes was the primary factor in the deterioration in 1997 results.

     - Medical Services - $15 million worse than 1996 - The combination of deterioration in loss experience and price declines in a competitive market accounted for the decline in 1997 profitability.

     - Commercial - $10 million worse than 1996 - An increase in catastrophe losses was the primary factor contributing to the deterioration from 1996.

     - International - $9 million worse than 1996 - Restructuring of operations in Argentina, difficult market conditions in the United Kingdom and a loss in one of the Lloyd's syndicates in which The St. Paul invested account for the deterioration in 1997 results.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

The year-to-date GAAP underwriting loss of $108 million was $27 million worse than the 1996 six-month loss of $81 million despite a $49 million improvement in catastrophe experience. An increase in losses and declining prices contributed to a $32 million decline in Medical Services profitability in 1997. Specialized Commercial's six-month results were $24 million worse than 1996, and Commercial results deteriorated by $17 million. The negative variances in these three operations more than offset a $53 million improvement in Personal Insurance results in 1997.

Investments
-----------
Pretax investment income in the underwriting segment for the second quarter was $217 million, up 12% from $194 million in 1996. Year-to-date investment income increased by $52 million, or 14%, over last year. More than half of the increase in 1997 was attributable to income earned on fixed maturity investments acquired in last year's Northbrook purchase. Investment income growth also resulted from an increase in invested assets over the last twelve months. New money available for fixed maturity investments in the first half of 1997 was predominantly directed toward taxable securities due to The St. Paul's current consolidated tax position. The weighted average pretax yield on the underwriting segment's fixed maturities portfolio was 7.0% at June 30, 1997, down from 7.2% a year ago.

Pretax realized investment gains totaled $167 million and $260 million for the second quarter and six months of 1997, respectively. Both amounts were well above comparable 1996 levels. Sales of venture capital and equity security investments in favorable market conditions accounted for virtually all of 1997's gains. The sale of a single venture capital investment generated pretax gains of $129 million in the first half of 1997.

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

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

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

The following table represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 1997, and the years ended Dec. 31, 1996 and 1995.
Amounts in the "net" column are reduced by reinsurance recoverables.

Environmental
-------------
                               1997
                           (six months)      1996         1995
                           ------------  ------------  ------------
(in millions)              Gross    Net  Gross    Net  Gross    Net
                           -----    ---   ----    ---  -----    ---
Beginning reserves          $581    368    528    319    275    200
Reserves acquired              -      -     18      7      -      -
Incurred losses                9      6     67     72     59     68
Reserve reallocation           -      -      -      -    233     79
Paid losses                  (22)   (13)   (32)   (30)   (39)   (28)
                            ----    ---    ---    ---    ---    ---
Ending reserves             $568    361    581    368    528    319
                            ====    ===    ===    ===    ===    ===

Many significant environmental claims currently being brought against insurance companies arise out of contamination that occurred 20 to 30 years ago. Since 1970, the underwriting operations' General Liability policy form has included a specific pollution exclusion, and, since 1986, an industry standard absolute pollution exclusion for policies underwritten in the United States.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 1997, and the years ended Dec. 31, 1996 and 1995:

Asbestos                  1997
--------              (six months)       1996            1995
                       -----------   ------------    ------------
(in millions)          Gross   Net   Gross    Net     Gross   Net
                       -----   ---   -----    ---     -----   ---
Beginning reserves      $278   169     283    158       185   145
Reserves acquired          -     -       6      6         -     -
Incurred losses           19    (2)     12     18       (13)   (9)
Reserve reallocation       -     -       -      -       127    34
Paid losses              (13)   (7)    (23)   (13)      (16)  (12)
                        ----   ---     ---    ---       ---   ---
Ending reserves         $284   160     278    169       283   158
                        ====   ===     ===    ===       ===   ===

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

Total gross environmental and asbestos reserves at June 30, 1997, of $852 million represented approximately 7% of gross consolidated reserves of $11.74 billion.

           Investment Banking-Asset Management
           -----------------------------------

The company's portion of second quarter pretax earnings of The John Nuveen Company (Nuveen) was $21 million, compared with $22 million in 1996. For the first half of 1997, the company's portion was $44 million, compared with $43 million in 1996. The company currently holds a 77% interest in Nuveen.

Asset management fees of $51 million for the second quarter were 12% higher than those in the same period of 1996. Assets under management totaled $37.6 billion at June 30, up over $4 billion from year-end 1996. The increases in managed assets and related fee revenues reflect Nuveen's January 1997 acquisition of Flagship Resources, Inc., a tax-exempt mutual fund and money management firm. The total cost of that acquisition was $63 million (substantially all of which represented goodwill), plus as much as an additional $20 million, contingent upon meeting future growth targets. Nuveen partially funded the purchase by the issuance of $45 million of preferred stock. Nuveen's Unit Investment Trust sales in the first six months of 1997 were 10% below the same period of 1996, reflecting a decline in investor interest in municipal security investments in the current favorable equity market conditions.

In July, Nuveen announced an agreement to acquire Rittenhouse
Financial Services, Inc., which manages approximately $9 billion of individual equity and balanced accounts for affluent investors. The purchase is expected to be completed by September 1997 for a total cash consideration of approximately
$145 million.

                     Capital Resources
                     -----------------

The St. Paul's total capitalization (debt and equity) stood at just under $5 billion at the end of the second quarter. Six-month net income of $355 million pushed common shareholders' equity to a record high of $4.19 billion at the end of June, an increase of over $200 million from year-end 1996. A bond market rally added almost $100 million to the after-tax unrealized appreciation of the company's fixed maturities portfolio in the second quarter, but that appreciation was still $41

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

million lower than year-end 1996. The after-tax unrealized appreciation on The St. Paul's equity and venture capital portfolios declined $64 million in the first half of 1997, reflecting sales of investments that generated substantial realized gains in that six-month period. The St. Paul repurchased and retired less than 10,000 shares of its common stock in the first half of 1997. The company intends to continue its repurchase program when such purchases are deemed an appropriate use of capital.

Total debt outstanding at the end of the quarter was $706 million, up slightly from $689 million at the end of 1996. In June 1997, the maturity of The St. Paul's $100 million, 9-3/8% Notes was funded through the issuance of medium-term notes and commercial paper, both of which bear lower interest rates than the matured notes. The company has issued $81.5 million of medium-term notes in the first half of 1997. The $512 million of such notes outstanding at June 30, 1997, bear a weighted average interest rate of 7.1% and account for nearly 75% of The St. Paul's total debt outstanding. Debt as a percentage of total capitalization at June 30, 1997, was 14%, unchanged from year-end 1996.

The company anticipates that any major capital expenditures during the second half of 1997 would involve acquisitions of existing businesses or common stock repurchases; there are no major capital improvements planned for the remainder of the year.

The company's ratio of earnings to fixed charges was 15.80 for the first six months of 1997, compared with 11.42 for the same period of 1996. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 11.27 for the first six months of 1997, compared with 7.87 for the same period of 1996. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

                         Liquidity
                         ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $182 million in the first half of 1997, compared with $355 million in 1996. Although The St. Paul's operational cash flows have declined in 1997, the company's overall liquidity position remains strong due to funds provided from substantial realized investment gains in the underwriting segment.

Impact of Accounting Pronouncement to be Adopted in the Future
--------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which revises the calculation and presentation provisions of Accounting Principles Board Opinion No. 15 and its related interpretations. SFAS No. 128 is effective for fiscal years and interim periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with "basic earnings per share," and fully diluted earnings per share with "diluted earnings per share."
If the provisions of SFAS No. 128 had been applied for the six months ended June 30, 1997 and 1996, basic earnings per share would have been $5.01 and $3.29, respectively, for income from continuing operations, and $4.20 and $3.04, respectively, for net income. Diluted earnings per share would have been the same as fully diluted earnings per share for both periods.

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


               2)  The St. Paul filed a Form 8-K Current
                   Report dated July 28, 1997, announcing its financial results for the quarter ended June 30, 1997.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  August 14, 1997              By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Vice President
                                    and Corporate Secretary
                                    (Authorized Signatory)


Date:  August 14, 1997              By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                       EXHIBIT INDEX
                    ------------------
                                                             Method of
Exhibit                                                         Filing
-------                                                    -----------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*................................
(3)  Articles of incorporation and by-laws*.......................

(4)  Instruments defining the rights of security holders,
        including indentures*.....................................

(10)   Material contracts*........................................

(11) Statement re computation of per share earnings** ...........(1)

(12) Statement re computation of ratios**........................(1)

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