Form 10-Q
period 1997-09-30
ST PAUL COMPANIES INC /MN/
filed 1997-11-12
CIK 86312

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
  (Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 1997
                                              ------------------
                                  or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from               to
                                  --------------  ---------------

                       Commission File Number  0-3021
                                               ------

                       THE ST. PAUL COMPANIES, INC.
                       ----------------------------
           (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
       ------------------------                 --------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------              ---------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code    (612) 310-7911
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

Yes   X    No
   ------     ------

The number of shares of the Registrant's Common Stock, without par value, outstanding at November 10, 1997, was 83,640,143.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                         Page No.
                                                         --------
PART I. FINANCIAL INFORMATION

Consolidated Statements of Income (Unaudited), Three
  and Nine Months Ended September 30, 1997 and 1996         3


Consolidated Balance Sheets, September 30, 1997
  (Unaudited) and December 31, 1996                         4


Consolidated Statements of Shareholders' Equity,
  Nine Months Ended September 30, 1997 (Unaudited) and
  Twelve Months Ended December 31, 1996                     6


Consolidated Statements of Cash Flows (Unaudited),
  Nine Months Ended September 30, 1997 and 1996             7


Notes to Consolidated Financial Statements (Unaudited)      8


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       15


PART II. OTHER INFORMATION


Item 1 through Item 6                                       23


Signatures                                                  24


EXHIBIT INDEX                                               25

                      PART I    FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                              (In thousands)

                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
                                  -------------------      ------------------
                                      1997       1996         1997       1996
                                      ----       ----         ----       ----
Revenues:
  Premiums earned               $1,154,691  1,168,908    3,491,441  3,254,868
  Net investment income            223,528    204,980      659,760    594,160
  Realized investment gains         47,312     37,556      310,818    132,981
  Investment banking-asset
    management                      61,939     55,544      180,299    161,468
  Other                              9,578      9,170       32,644     27,046
                                 ---------  ---------    ---------  ---------
    Total revenues               1,497,048  1,476,158    4,674,962  4,170,523
                                 ---------  ---------    ---------  ---------
Expenses:
  Insurance losses and loss
    adjustment expenses            825,867    905,943    2,540,230  2,440,204
  Policy acquisition expenses      252,593    249,736      780,067    712,015
  Operating and administrative     216,018    204,556      598,508    551,918
                                 ---------  ---------    ---------  ---------
    Total expenses               1,294,478  1,360,235    3,918,805  3,704,137
                                 ---------  ---------    ---------  ---------
    Income from continuing
     operations before
     income taxes                  202,570    115,923      756,157    466,386
Income tax expense (benefit):
  Federal current                   47,214     17,874      204,658     90,956
  Other                             (8,048)   (16,774)     (34,728)   (19,099)
                                 ---------  ---------    ---------  ---------
    Total income tax expense        39,166      1,100      169,930     71,857
                                 ---------  ---------    ---------  ---------
    Income from continuing
     operations                    163,404    114,823      586,227    394,529
Discontinued operations:
  Operating loss, net
   of taxes                              -     (1,889)           -    (22,721)
  Gain (loss) on disposal,
   net of taxes                          -     16,000      (67,750)    16,000
                                 ---------  ---------    ---------  ---------
    Gain (loss) from
     discontinued operations             -     14,111      (67,750)    (6,721)
                                 ---------  ---------    ---------  ---------
    Net income                    $163,404    128,934      518,477    387,808
                                 =========  =========    =========  =========
Primary earnings per
 common share:
  Income from continuing
   operations                       $ 1.88       1.33         6.82       4.58
  Gain (loss) from
   discontinued operations               -       0.17        (0.81)      (.08)
                                 ---------  ---------    ---------  ---------
    Net income                      $ 1.88       1.50         6.01       4.50
                                 =========  =========    =========  =========
Fully diluted earnings per
 common share:
  Income from continuing
   operations                        $1.76       1.26         6.35       4.31
  Gain (loss) from
   discontinued operations               -        .16        (0.73)      (.07)
                                 ---------  ---------    ---------  ---------
    Net income                      $ 1.76       1.42         5.62       4.24
                                 =========  =========    =========  =========
Dividends declared on
 common stock                       $ 0.47       0.44         1.41       1.32
                                 =========  =========    =========  =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)

                                                September 30,     December 31,
ASSETS                                              1997             1996
------                                          ------------      -----------
                                                  (Unaudited)

Investments:
  Fixed maturities, at estimated market value    $12,295,571       11,944,085
  Equities, at estimated market value              1,011,309          808,295
  Real estate, at cost less accumulated
    depreciation of $89,017 (1996; $81,764)          731,138          693,910
  Venture capital, at estimated market value         455,618          586,222
  Other investments                                   43,827           43,311
  Short-term investments, at cost                    428,590          289,793
                                                  ----------       ----------
   Total investments                              14,966,053       14,365,616
Cash                                                  36,931           37,214
Investment banking inventory securities               59,580          143,594
Reinsurance recoverables:
  Unpaid losses                                    1,864,214        1,890,105
  Paid losses                                         50,720           68,692
Receivables:
  Underwriting premiums                            1,559,817        1,558,967
  Interest and dividends                             220,135          213,883
  Other                                              117,118          104,865
Deferred policy acquisition expenses                 403,771          401,768
Ceded unearned premiums                              206,032          243,663
Deferred income taxes                                900,559          908,220
Office properties and equipment, at cost
  less accumulated depreciation
  of $249,683 (1996; $217,454)                       286,128          281,093
Goodwill                                             383,132          167,338
Other assets                                         406,509          295,958
                                                  ----------       ----------
   Total assets                                  $21,460,699       20,680,976
                                                  ==========       ==========

 See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                              (In thousands)

                                                September 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1997              1996
------------------------------------             -----------      -----------
                                                  (Unaudited)

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses            $11,818,140       11,673,148
  Unearned premiums                                2,440,565        2,566,551
                                                  ----------       ----------
   Total insurance reserves                       14,258,705       14,239,699
Debt                                                 762,450          689,141
Payables:
  Income taxes                                       273,632          219,081
  Reinsurance premiums                               144,992          181,524
  Accrued expenses and other                         671,980          484,062
Other liabilities                                    693,699          656,649
                                                  ----------       ----------
   Total liabilities                              16,805,458       16,470,156
                                                  ----------       ----------
Company-obligated mandatorily
 redeemable preferred securities of
 St. Paul Capital L.L.C.                             207,000          207,000
                                                  ----------       ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 965 shares
  outstanding (985 shares in 1996)                   139,575          142,131
Guaranteed obligation - PSOP                        (121,167)        (126,068)
                                                  ----------       ----------
   Total preferred shareholders' equity               18,408           16,063
                                                  ----------       ----------
Common:
Common stock, 240,000 shares authorized; 83,582
  shares outstanding (83,198 shares in 1996)         503,879          475,710
Retained earnings                                  3,307,321        2,935,928
Guaranteed obligation - ESOP                         (11,231)         (20,353)
Unrealized appreciation of investments               644,528          616,968
Unrealized loss on foreign currency translation      (14,664)         (20,496)
                                                  ----------       ----------
   Total common shareholders' equity               4,429,833        3,987,757
                                                  ----------       ----------
   Total shareholders' equity                      4,448,241        4,003,820
                                                  ----------       ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity         $21,460,699       20,680,976
                                                  ==========       ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)
                                                      Nine         Twelve
                                                  Months Ended  Months Ended
                                                 September 30,  December 31,
                                                       1997          1996
                                                  ------------  ------------
Preferred shareholders' equity:                    (Unaudited)
Series B convertible preferred stock:
  Beginning of period                                $142,131        144,165
  Change during period                                 (2,556)        (2,034)
                                                   ----------     ----------
     End of period                                    139,575        142,131
                                                   ----------     ----------
Guaranteed obligation - PSOP:
  Beginning of period                                (126,068)      (133,293)
  Principal payments                                    4,901          7,225
                                                   ----------     ----------
     End of period                                   (121,167)      (126,068)
                                                   ----------     ----------
     Total preferred shareholders' equity              18,408         16,063
                                                   ----------     ----------
Common shareholders' equity:
Common stock:
  Beginning of period                                 475,710        460,458
  Stock issued under stock incentive plans             30,295         21,393
  Stock issued for acquisition                              -          1,664
  Reacquired common shares                             (2,126)        (7,805)
                                                   ----------     ----------
     End of period                                    503,879        475,710
                                                   ----------     ----------
Retained earnings:
  Beginning of period                               2,935,928      2,704,075
  Net income                                          518,477        450,099
  Dividends declared on common stock                 (117,517)      (145,956)
  Dividends declared on PSOP
   preferred stock, net of taxes                       (6,516)        (8,664)
  Reacquired common shares                            (24,377)       (67,445)
  Tax benefit on employee
   stock options and awards                             1,326          3,819
                                                   ----------     ----------
     End of period                                  3,307,321      2,935,928
                                                   ----------     ----------
Guaranteed obligation - ESOP:
  Beginning of period                                 (20,353)       (32,294)
  Principal payments                                    9,122         11,941
                                                   ----------     ----------
     End of period                                    (11,231)       (20,353)
                                                   ----------     ----------
Unrealized appreciation of investments, net of
taxes:
  Beginning of period                                 616,968        627,791
  Change during the period                             27,560        (10,823)
                                                   ----------     ----------
     End of period                                    644,528        616,968
                                                   ----------     ----------
Unrealized loss on foreign currency
translation, net of taxes:
  Beginning of period                                 (20,496)       (40,781)
  Currency translation adjustments                      5,832         (5,309)
  Realized loss relating to
   discontinued operations                                  -         25,594
                                                   ----------     ----------
     End of period                                    (14,664)       (20,496)
                                                   ----------     ----------
     Total common shareholders' equity              4,429,833      3,987,757
                                                   ----------     ----------
     Total shareholders' equity                   $ 4,448,241      4,003,820
                                                   ==========     ==========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                        Nine Months Ended
                                                           September 30
                                                       --------------------
                                                         1997          1996
                                                         ----          ----
OPERATING ACTIVITIES
Underwriting:
  Net income                                          563,791       374,034
  Adjustments:
    Change in net insurance reserves                   26,278       362,377
    Change in underwriting premiums receivable         28,718       (51,027)
    Deferred tax benefit                              (28,301)      (27,823)
    Realized investment gains                        (304,482)     (124,944)
    Other                                             106,333       182,695
                                                    ---------     ---------
      Total underwriting                              392,337       715,312
                                                    ---------     ---------
Investment banking-asset management:
  Net income                                           40,557        41,100
  Adjustments:
    Change in inventory securities                     84,105       111,950
    Change in short-term investments                   58,896       (58,457)
    Change in short-term borrowings                         -       (25,000)
    Change in open security transactions                5,548        (1,502)
    Other                                               6,399        16,319
                                                    ---------     ---------
      Total investment banking-asset management       195,505        84,410
                                                    ---------     ---------
Parent company and consolidating eliminations:
  Net loss from continuing operations                 (18,121)      (20,605)
  Adjustments:
    Realized investment gains                          (6,336)       (8,037)
    Other                                             (19,180)      (16,494)
                                                    ---------     ---------
       Total parent company and
         consolidating eliminations                   (43,637)      (45,136)
                                                    ---------     ---------
       Net cash provided by operating activities      544,205       754,586
                                                    ---------     ---------

       Cash outflow resulting from sale of
        discontinued operations                       (44,776)            -
                                                    ---------     ---------
INVESTING ACTIVITIES
Purchase of investments                            (2,363,090)   (2,241,359)
Proceeds from sales and maturities of
 investments                                        2,216,935     1,823,783
Change in short-term investments                     (191,704)       10,760
Change in open security transactions                   59,465        16,925
Net purchases of office properties and equipment      (38,465)      (24,864)
Acquisitions                                         (149,263)     (184,568)
Other                                                  23,999       (13,757)
                                                    ---------     ---------
      Net cash used in investing activities          (442,123)     (613,080)
                                                    ---------     ---------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock         (123,735)     (115,808)
Proceeds from issuance of debt                        181,386        44,238
Repayment of debt                                    (100,000)            -
Repurchase of common shares                           (26,503)      (60,310)
Other                                                  11,286        (1,406)
                                                    ---------     ---------
      Net cash used in financing activities           (57,566)     (133,286)
                                                    ---------     ---------
Effect of exchange rate changes on cash                   (23)          (49)
                                                    ---------     ---------
      Increase (decrease) in cash                        (283)        8,171
      Cash at beginning of period                      37,214        25,475
                                                    ---------     ---------
      Cash at end of period                            36,931        33,646
                                                    =========     =========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                                 Unaudited
                            September 30, 1997

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

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

Note 2  Earnings per Share
--------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the adjusted average common shares outstanding.

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                      ------------------    -----------------
                                          1997      1996       1997      1996
                                        ------    ------     ------    ------
                                                   (In thousands)

PRIMARY
Net income, as reported               $163,404   128,934    518,477   387,808
PSOP preferred dividends declared
  (net of taxes)                        (2,163)   (2,179)    (6,516)   (6,503)
Premium on preferred shares redeemed    (1,523)     (224)    (2,434)     (664)
                                      --------  --------   --------  --------
    Net income, as adjusted          $ 159,718   126,531    509,527   380,641
                                      ========  ========   ========  ========

FULLY DILUTED
Net income, as reported               $163,404   128,934    518,477   387,808
Dividends on monthly income preferred
 securities (net of taxes)               2,018     2,018      6,055     6,055
Additional PSOP expense (net of
 taxes) due to assumed conversion
 of preferred stock                       (659)     (752)    (1,995)   (2,265)
Premium on preferred shares redeemed    (1,523)     (224)    (2,434)     (664)
                                      --------  --------   --------  --------
    Net income, as adjusted          $ 163,240   129,976    520,103   390,934
                                      ========  ========   ========  ========

ADJUSTED AVERAGE COMMON SHARES
 OUTSTANDING
Primary                                 85,024    84,254     84,796    84,644
                                      ========  ========   ========  ========
Fully diluted                           92,518    91,840     92,496    92,179
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
                                    Nine Months Ended September 30
                                    ------------------------------
                                             1997           1996
                                           ------         ------
                                               (In thousands)
Purchases:
  Fixed maturities                     $1,136,367      1,418,142
  Equities                              1,028,635        700,308
  Real estate                              82,077         18,807
  Venture capital                          98,360         74,375
  Other investments                        17,651         29,727
                                        ---------      ---------
    Total purchases                     2,363,090      2,241,359
                                        ---------      ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                 450,860        390,401
    Maturities and redemptions            441,532        637,362
  Equities                              1,041,505        682,462
  Venture capital                         241,854        102,741
  Real estate                              37,662          8,577
  Other investments                         3,522          2,240
                                        ---------      ---------
    Total sales and maturities          2,216,935      1,823,783
                                        ---------      ---------
    Net purchases                      $  146,155        417,576
                                        =========      =========

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                               Nine Months Ended      Twelve Months Ended
                               September 30, 1997      December 31, 1996
                               ------------------     --------------------
                                            (In thousands)

Fixed maturities                        $86,517            (198,855)
Equities                                 84,513              25,975
Venture capital                        (128,903)            163,110
                                    -----------         -----------
  Total change in pretax
     unrealized appreciation             42,127              (9,770)

Decrease in deferred tax asset          (14,567)             (1,053)
                                    -----------         -----------
  Total change in unrealized
   appreciation, net of taxes           $27,560             (10,823)
                                    ===========         ===========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

Note 4  Income Taxes
--------------------

The components of income tax expense on continuing operations are as follows:

                                 Three Months Ended      Nine Months Ended
                                    September 30            September 30
                                 ------------------    -------------------
                                     1997      1996        1997       1996
                                   ------    ------      ------     ------
                                                 (In thousands)

Federal current tax expense       $47,214    17,874     204,658     90,956
Federal deferred tax benefit      (15,933)  (24,375)    (54,959)   (40,393)
                                 --------  --------    --------   --------
  Total federal income tax
    expense (benefit)              31,281    (6,501)    149,699     50,563
Foreign income taxes                6,383     6,249      15,712     17,082
State income taxes                  1,502     1,352       4,519      4,212
                                 --------  --------    --------   --------
  Total income tax expense on
    continuing operations         $39,166     1,100     169,930     71,857
                                 ========  ========    ========   ========


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

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

Note 6  Debt
------------

Debt consists of the following:

                                 September 30,          December 31,
                                     1997                   1996
                             -------------------      ------------------
                                  Book      Fair         Book       Fair
                                 Value     Value        Value      Value
                                ------    ------       ------     ------
                                             (In thousands)

Medium-term notes             $511,922   524,800      430,427    435,500
Commercial paper               206,751   206,751      131,610    131,610
Nuveen notes payable            25,000    25,000            -          -
Real estate mortgage debt       13,220    13,300       13,220     13,220
Guaranteed ESOP debt             5,557     5,600       13,890     14,000
9 3/8% notes                         -         -       99,994    101,500
                               -------   -------      -------    -------
    Total debt                $762,450   775,451      689,141    695,830
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

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                Three Months Ended       Nine Months Ended
                                   September 30            September 30
                                ------------------       ------------------
                                  1997        1996         1997         1996
                                ------      ------       ------       ------
                                               (In thousands)

Premiums written:
  Direct                    $1,083,347   1,120,234    2,903,887    2,813,855
  Assumed                      198,798     273,631      786,483      789,490
  Ceded                        (99,308)   (146,895)    (292,028)    (343,838)
                             ---------   ---------    ---------    ---------
    Net premiums written    $1,182,837   1,246,970    3,398,342    3,259,507
                             =========   =========    =========    =========
Premiums earned:
  Direct                    $1,034,808   1,045,971    3,084,273    2,891,156
  Assumed                      230,865     270,119      738,278      749,765
  Ceded                       (110,982)   (147,182)    (331,110)    (386,053)
                             ---------   ---------    ---------    ---------
    Net premiums earned     $1,154,691   1,168,908    3,491,441    3,254,868
                             =========   =========    =========    =========
 Insurance losses and loss
 adjustment expenses:
  Direct                      $767,907     830,977    2,272,125    2,127,265
  Assumed                      157,607     151,748      487,794      531,170
  Ceded                        (99,647)    (76,782)    (219,689)    (218,231)
                             ---------   ---------    ---------    ---------
      Net insurance losses
       and loss adjustment
         expenses             $825,867     905,943    2,540,230    2,440,204
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

The following summarizes discontinued operations for the third quarter and first nine months of 1997 and 1996:


                              Three Months Ended,    Nine Months Ended
                                  September 30          September 30
                              -------------------    -----------------
                                   1997      1996      1997       1996
                                 ------    ------    ------     ------
                                            (In thousands)

Operating loss, before
  income taxes                  $     -    (2,447)         -   (20,379)
Income tax expense                    -       558          -    (2,342)
                                -------   -------    -------   -------
  Operating loss, net of taxes        -    (1,889)         -   (22,721)
                                -------   -------    -------   -------
Loss on disposal, before
  income taxes                        -  (250,000)  (103,280) (250,000)
Income tax benefit                    -   266,000     35,530   266,000
                                -------   -------    -------   -------
  Gain (loss) on
   disposal, net of taxes             -    16,000    (67,750)   16,000
                                -------   -------    -------   -------
  Gain (loss) from
   discontinued operations      $          14,111    (67,750)   (6,721)
                                =======   =======    =======   =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations
                            September 30, 1997

                           Consolidated Results
                           --------------------

The St. Paul's consolidated pretax income from continuing operations totaled $203 million in the third quarter of 1997, an increase of 75% over pretax income of $116 million in the same period of 1996. Improvement in underwriting results and growth in investment income were the primary factors driving the increase in third quarter 1997 earnings. Pretax earnings of $756 million through nine months of 1997 were $290 million higher than the same period of 1996, largely the result of increases of $178 million and $66 million in realized investment gains and investment income, respectively.

The St. Paul's net income of $518 million for the first nine months of 1997 includes an after-tax loss from discontinued operations of $67.8 million relating to the sale of its brokerage operation, Minet. Refer to Note 8 on page 14 of this report for further information regarding The St. Paul's discontinued operations.

Consolidated revenues in the third quarter totaled $1.50 billion, a slight increase over third quarter 1996 revenues of $1.48 billion. Year-to-date revenues of $4.67 billion in 1997 were $504 million, or 12%, higher than the same period of 1996. Growth in premiums earned, investment income and realized investment gains accounted for the increased revenue through the first nine months of 1997.

The following table summarizes The St. Paul's results for the third quarter and year-to-date.
                                  Three Months           Nine Months
                               Ended September 30     Ended September 30
(in millions)                  ------------------     ------------------
                                    1997     1996        1997       1996
Pretax income (loss):               ----     ----        ----       ----
  Underwriting:
    GAAP underwriting result        $(32)     (87)       (140)      (168)
    Net investment income            220      202         655        585
    Realized investment gains         45       36         304        125
    Other                            (30)     (40)        (65)       (88)
                                     ---      ---         ---        ---
      Total underwriting             203      111         754        454
  Investment banking-
   asset management                   23       23          67         67
  Parent and other                   (23)     (18)        (65)       (55)
                                     ---      ---         ---        ---
    Income from continuing
     operations before
     income taxes                    203      116         756        466
Income tax expense                    40        1         170         71
                                     ---      ---         ---        ---
    Income from
     continuing operations           163      115         586        395
Income (loss) from
 discontinued operations,
 net of taxes                          -       14         (68)        (7)
                                     ---      ---         ---        ---
    Net income                      $163      129         518        388
                                     ===      ===         ===        ===
Fully diluted net income
 per common share                  $1.76     1.42        5.62       4.24
                                    ====     ====        ====       ====

Income tax expense for the third quarter of 1996 was nominal due to a downward revision in The St. Paul's estimated annual effective tax rate for 1996. The effective tax rate for the first nine months of 1997 is higher than the comparable 1996 period, due to much higher projected annual earnings for 1997. This projection is driven by substantial additional realized investment gains and improved underwriting results, both of which generate income tax expense predominantly at the statutory income tax rate of 35% and thereby increase The St. Paul's annual estimated effective tax rate for 1997.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued

                               Underwriting
                               ------------

The following summarizes key financial results by underwriting operation:
                                 % of      Three Months        Nine Months
                                 1997   Ended September 30  Ended September 30
                               Written  ------------------  ------------------
($ in Millions)                Premiums       1997    1996       1997    1996
                              ---------       ----    ----       ----    ----
Specialized Commercial:
  Written Premiums               28%          $334     342        961     947
  Underwriting Result                          $26      18         11      27
  Combined Ratio                              92.5    93.3       99.1    97.3

Commercial:
  Written Premiums               20%          $216     220        667     530
  Underwriting Result                         ($22)    (35)       (50)    (46)
  Combined Ratio                             110.9   117.0      110.4   109.8

Personal Insurance:
  Written Premiums               17%          $203     193        583     546
  Underwriting Result                         ($17)    (61)       (53)   (150)
  Combined Ratio                             107.9   133.3      108.9   128.0

Medical Services:
  Written Premiums               11%          $190     201        372     401
  Underwriting Result                          ($1)      7          7      47
  Combined Ratio                             100.2    92.7      101.9    92.0
                               ----          -----   -----      -----   -----

  Total St. Paul Fire &
    Marine:
  Written Premiums               76%          $943     956      2,583   2,424
  Underwriting Result                         ($14)    (71)       (85)   (122)
  Combined Ratio                             101.3   106.9      104.6   105.7

St. Paul International
Underwriting:
  Written Premiums                7%           $80     118        227     229
  Underwriting Result                         ($13)     (4)       (34)    (16)
  Combined Ratio                             114.0   100.0      115.2   106.2
                               ----          -----   -----      -----   -----

  Total Worldwide Insurance
   Operations:
  Written Premiums               83%        $1,023   1,074      2,810   2,653
  Underwriting Result                         ($27)    (75)      (119)   (138)
  Combined Ratio                             102.3   106.2      105.3   105.8

St. Paul Re:
  Written Premiums               17%          $160     173        588     607
  Underwriting Result                          ($5)    (12)       (21)    (30)
  Combined Ratio                             104.7   108.6      103.2   104.8
                               ----          -----   -----      -----   -----

Total Underwriting:
  Written Premiums              100%        $1,183   1,247      3,398   3,260
  GAAP Underwriting Result                    ($32)    (87)      (140)   (168)

Statutory Combined Ratio:
  Loss and Loss Expense Ratio                 71.5    77.5       72.8    75.0
  Underwriting Expense Ratio                  31.0    29.1       32.2    30.6
                                             -----   -----      -----   -----
  Combined Ratio                             102.5   106.6      105.0   105.6
                                             =====   =====      =====   =====
  Combined Ratio Incl.
   Policyholders' Dividends                  103.5   106.9      105.6   105.8
                                             =====   =====      =====   =====

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Management's Discussion, Continued

Written Premiums
----------------
Third quarter 1997 written premiums of $1.18 billion decreased 5% from comparable 1996 premiums of $1.25 billion. The St. Paul's Specialized Commercial and Commercial operations experienced premium declines of 3% and 2%, respectively, reflecting competitive conditions throughout the many commercial market sectors served by those operations. Personal Insurance volume of $203 million grew 5% over 1996, primarily due to price increases on policies renewed during the quarter. Medical Services' premiums were down 5%, to $190 million, in the third quarter of 1997. The medical liability insurance market remains intensely competitive. International's 31% third quarter premium decline compared with 1996 was distorted by differences in the timing of recording premiums; by year-end 1997, premiums for both years are expected to be comparable.

For the first nine months of 1997, consolidated premiums were 4% ahead of 1996. In August 1996, The St. Paul acquired Northbrook Holdings, Inc. and its three commercial underwriting companies (Northbrook). Through the first nine months of 1997, Northbrook accounted for $145 million of incremental premiums in The St.
Paul's underwriting operations.   Factoring out the
Northbrook impact, consolidated premiums for the first nine months of 1997 were virtually level with the same period of 1996. Medical Services premiums for the first nine months were down 7% from the same period of 1996. International's year-to-date premiums of $227 million were slightly below 1996 premiums of $230 million.

Underwriting Results
--------------------
The third quarter 1997 GAAP underwriting loss was $32 million, an improvement of $55 million over 1996's third quarter loss of $87 million. Significant improvement in Personal Insurance's core underwriting results and a decline in catastrophe losses were the primary factors contributing to the 1997 result.

Key factors in the change in third quarter underwriting results from 1996 were as follows:

     - Personal Insurance - $44 million better than 1996 - A $13 million decline in catastrophe losses, improvement in current year noncatastrophe loss experience and expense control initiatives were all factors in the substantial improvement over 1996.

     - Commercial - $13 million better than 1996 - Favorable current year noncatastrophe loss experience accounted for the improvement over 1996. Catastrophe losses totaled $16 million in the quarter, compared with $11 million in last year's third quarter.

     -  Specialized Commercial - $8 million better than 1996 -
        Catastrophe losses declined, driving the improvement in underwriting results.

     - Reinsurance - $7 million better than 1996 - Reduced catastrophe losses were the primary factor in the improvement over 1996.

     - International - $9 million worse than 1996 - Start-up costs for new operations being developed in Europe and certain emerging markets, and difficult market conditions in the United Kingdom negatively impacted underwriting results in the third quarter.

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Management's Discussion, Continued

The year-to-date GAAP underwriting loss of $140 million was $28 million better than the 1996 nine-month loss of $168 million. Personal insurance underwriting results were $97 million better than last year, but that improvement was partially offset by a $40 million decline in Medical Services' profitability and a $18 million increase in International's underwriting loss. Total catastrophe losses through nine months of $97 million were down significantly from losses of $181 million in the same period of 1996. The decline in catastrophes accounted for approximately $40 million of the improvement in Personal Insurance results in 1997. The decline in Medical Services' underwriting profit was due to an increase in losses and declining prices.

Investments
-----------
Pretax investment income in the underwriting segment for the third quarter was $220 million, up 9% from $202 million in 1996. Year-to-date investment income increased by $70 million, or 12%, over last year. Approximately half of the increase through nine months of 1997 was attributable to income earned on fixed maturity investments acquired in last year's Northbrook purchase. Another factor contributing to investment income growth was strong investment cash flows over the last twelve months, which have fueled growth in invested assets. New money available for fixed maturity investments so far in 1997 has been predominantly directed toward taxable securities due to The St. Paul's current consolidated tax position. The weighted average pretax yield on the underwriting segment's fixed maturities portfolio was 7.0% at Sept. 30, 1997, down slightly from 7.1% at the same time a year ago.

Pretax realized investment gains totaled $45 million in the third quarter, compared with gains of $36 million in last year's third quarter. Year-to-date pretax gains in 1997 of $304 million were well ahead of last year's nine-month gains of $125 million.
Sales of venture capital and equity security investments in favorable market conditions accounted for virtually all of 1997's gains. The sale of a single venture capital investment generated pretax gains of $129 million in 1997.

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

The following table represents a reconciliation of total gross and net environmental reserve development for the nine months ended September 30, 1997, and the years ended Dec. 31, 1996 and 1995. Amounts in the "net" column are reduced by reinsurance recoverables.

Environmental
-------------
                            1997
                        (nine months)       1996            1995
                         -----------    ------------    ------------
(in millions)            Gross   Net    Gross    Net    Gross    Net
                         -----   ---    -----   ----    -----    ---
Beginning reserves        $581   368      528    319      275    200
Reserves acquired            -     -       18      7        -      -
Incurred losses             14    19       67     72       59     68
Reserve reallocation         -     -        -      -      233     79
Paid losses                (28)  (19)     (32)   (30)     (39)   (28)
                          ----  ----     ----   ----     ----   ----
Ending reserves           $567   368      581    368      528    319
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

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended September 30, 1997, and the years ended Dec. 31, 1996 and 1995:

Asbestos
--------                   1997
                       (nine months)        1996             1995
                        ------------    ------------     -------------
(in millions)           Gross    Net    Gross    Net     Gross     Net
                        -----    ---    -----    ---     -----     ---
Beginning reserves       $278    169      283    158       185     145
Reserves acquired           -      -        6      6         -       -
Incurred losses            18     (4)      12     18       (13)     (9)
Reserve reallocation        -      -        -      -       127      34
Paid losses               (19)    (9)     (23)   (13)      (16)    (12)
                         ----   ----     ----   ----      ----    ----
Ending reserves          $277    156      278    169       283     158
                         ====   ====     ====   ====      ====    ====

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

Total gross environmental and asbestos reserves at September 30, 1997, of $844 million represented approximately 7% of gross consolidated reserves of $11.82 billion.

             Investment Banking-Asset Management
             -----------------------------------

The company's portion of third quarter pretax earnings of The John Nuveen Company (Nuveen) was $23 million, level with the same period of 1996. Through the first nine months of 1997, the company's portion was $67 million, also level with the comparable period of 1996. The company currently owns 77% of Nuveen.

Nuveen's asset management fee revenue of $57 million for the third quarter was $10 million, or 22%, higher than in the same period of 1996. Nuveen has made two acquisitions in 1997 which have expanded its product base and significantly added to its managed asset base. In January, Nuveen acquired Flagship Resources, Inc., a tax-exempt mutual fund and money management firm. The total cost of that acquisition was $63 million (substantially all of which represented goodwill), plus as much as an additional $20 million, contingent upon meeting future growth targets. Nuveen partially funded the Flagship purchase by the issuance of $45 million of preferred stock. In September, Nuveen finalized its acquisition of Rittenhouse Financial Services, Inc., which manages individual equity and balanced accounts for affluent investors. The total cost of that acquisition was approximately $145 million, the majority of which also represented goodwill.

As the result of these acquisitions, Nuveen's assets under management grew to $48.1 billion at September 30, 1997, an increase of 45% since year-end 1996.

                      Capital Resources
                      -----------------

The St. Paul's total capitalization (debt and equity) grew to $5.4 billion at Sept. 30, 1997, an increase of $518 million, or 11%, since year-end 1996. Common shareholders' equity grew to a new high of $4.43 billion at the end of the third quarter, driven by the company's record nine-month net income of $518 million. Strong bond markets in 1997 pushed the after-tax unrealized appreciation on The St. Paul's fixed maturities portfolio to $362 million at quarter-end. The after-tax unrealized appreciation on the company's equity and venture capital portfolios fell by $28 million since the end of 1996, reflecting sales of investments that generated substantial realized gains through the first nine months of 1997.

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Management's Discussion, Continued

The St. Paul repurchased and retired 353,900 of its common shares in 1997 for a total cost of $26.4 million. The majority of these repurchases occurred in the third quarter. The St. Paul may continue its repurchase program in the future when such purchases are deemed an appropriate use of capital.

Total debt outstanding at the end of September was $762 million, up 11% from $689 million at the end of 1996. The company has issued $82 million of medium-term notes through the first nine months of 1997. The $512 million of such notes outstanding at quarter-end bear a weighted average interest rate of 7.1% and account for nearly 70% of The St. Paul's total debt outstanding. Commercial paper outstanding has increased by $75 million in 1997. In June 1997, The St. Paul's $100 million, 9-3/8% Notes matured. Debt outstanding at Sept. 30 included $25 million of debt issued by Nuveen in connection with its acquisition of Rittenhouse Financial Services in September. The balance of Nuveen's acquisition of Rittenhouse was financed with internal funds. Debt as a percentage of total capitalization at Sept. 30, 1997, was 14%, unchanged from year-end 1996.

The company anticipates that any major capital expenditures during the fourth quarter of 1997 would involve acquisitions of existing businesses or common stock repurchases; there are no major capital improvements planned.

The company's ratio of earnings to fixed charges was 14.39 for the first nine months of 1997, compared with 10.02 for the same period of 1996. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 10.29 for the first nine months of 1997, compared with 6.96 for the same period of 1996. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

                          Liquidity
                          ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $544 million in the first nine months of 1997, compared with $755 million in 1996.
Although The St. Paul's operational cash flows have declined in 1997, the company's overall liquidity position remains strong due to funds provided from substantial realized investment gains in the underwriting segment.

 Impact of Accounting Pronouncements to be Adopted in the Future
 ---------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which revises the calculation and presentation provisions of Accounting Principles Board Opinion No. 15 and its related interpretations. SFAS No. 128 is effective for fiscal years and interim periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with "basic earnings per share," and fully diluted earnings per share with "diluted earnings per share." If the provisions of SFAS No. 128 had been applied for the nine months ended September 30, 1997 and 1996, basic earnings per share would have been $6.94 and $4.64, respectively, for income from continuing operations, and $6.13 and $4.56, respectively, for net income. Diluted earnings per share would have been the same as fully diluted earnings per share for both periods.

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Management's Discussion, Continued

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The St. Paul currently intends to adopt the provisions of this Statement for the year ended December 31, 1997. This adoption will not impact The St. Paul's net income in 1997 or succeeding years.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected segment information in interim financial reports. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The St. Paul currently intends to adopt the provisions of this Statement for its 1997 annual financial statements. This adoption is not expected to materially change The St. Paul's current segment disclosures and will have no impact on net income in 1997 and succeeding years.

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

            (b) Reports on Form 8-K.

               1)  The St. Paul filed a Form 8-K Current
                   Report dated July 28, 1997, announcing its financial results for the quarter ended June 30, 1997.


               2)  The St. Paul filed a Form 8-K Current
                   Report dated October 27, 1997, announcing its financial results for the quarter ended
                   September 30, 1997.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  November 12, 1997            By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Senior Vice President,
                                    Chief Legal Counsel and
                                    Corporate Secretary
                                    (Authorized Signatory)


Date:  November 12, 1997            By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                        EXHIBIT INDEX
                   ----------------------
                                                           Method of
Exhibit                                                       Filing
-------                                                    ---------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..............................
(3)  Articles of incorporation and by-laws*. ...................

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

(27) Financial data schedule**..................................(1)

(99) Additional exhibits*.......................................


   * These items are not applicable.

   ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange
        Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, Inc., 385 Washington Street, Saint Paul, MN 55102.

(1) Filed electronically.