Form 10-K405
period 1997-12-31
ST PAUL COMPANIES INC /MN/
filed 1998-03-27
CIK 86312

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

   X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----                     EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                                OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                       ------------  ------------

                   Commission file number 0-3021

                   THE ST. PAUL COMPANIES, INC.
      (Exact name of Registrant as specified in its charter)

           Minnesota                             41-0518860
      -------------------                      ---------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

  385 Washington Street, Saint Paul, MN                55102
 --------------------------------------             -----------
(Address of principal executive offices)            (Zip Code)

 Registrant's telephone number,
      including area code                         612-310-7911
                                                  ------------

    Securities registered pursuant to Section 12(b) of the Act:

Common Stock (without par value)       New York Stock Exchange
                                        London Stock Exchange
     Stock Purchase Rights             New York Stock Exchange
-------------------------------     ------------------------------
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

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 23, 1998, was $7,575,147,530. The number of shares of the Registrant's Common
Stock, without par value, outstanding at March 23, 1998, was 84,021,148.

An Exhibit Index is set forth at page 36 of this report.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------
The Form 8-K Current Report dated Feb. 26, 1998 containing portions of the Registrant's 1997 Annual Report to Shareholders is incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the annual meeting of shareholders to be held May 5, 1998, are incorporated by reference into Parts III and IV of this report.

                                           Page 1 of 36 pages

                               PART I
                               ------
Item 1.   Business.
------    --------

General Description

The St. Paul Companies, Inc. (The St. Paul) is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries comprise one of the oldest insurance organizations in the United States, dating back to 1853. The St. Paul is a management company principally engaged, through its subsidiaries, in property-liability insurance and reinsurance underwriting. The St. Paul also has a presence in the asset management-investment banking industry through its majority ownership of The John Nuveen Company. As a management company, The St. Paul oversees the operations of its subsidiaries and provides them with capital, management and administrative services. According to "Fortune" magazine's most recent rankings, The St. Paul was the 238th-largest U.S. corporation, based on total 1996 revenues. At March 23, 1998, The St. Paul and its subsidiaries employed approximately 10,000 persons.

In January 1998, The St. Paul and USF&G Corporation (USF&G) announced a proposed merger of the two companies, which, if completed, would create the eighth-largest property-liability insurance company in the United States, based on 1996 net written premium volume. The merger, which is subject to approvals by both companies' shareholders and various regulatory authorities, would be a tax-free exchange of stock accounted for as a pooling of interests. The merger would result in USF&G becoming a wholly-owned subsidiary of The St. Paul. Both companies have scheduled separate special shareholder meetings for April 7, 1998 to vote on resolutions relating to the proposed merger. The combined company will operate under The St. Paul name and remain based in Saint Paul, Minn. The merger is expected to be consummated in the second quarter of 1998.

Under the terms of the merger agreement, USF&G shareholders will receive shares of The St. Paul's common stock having a value to be determined according to an exchange ratio based on the average price of The St. Paul's stock during a twenty-day period ending on the third day prior to the USF&G shareholder meeting to vote on the proposed merger. The total value of the transaction is expected to be approximately $3.5 billion, which includes the assumption of USF&G's debt and capital securities. Note 18 to The St. Paul's consolidated financial statements, which is included in The St. Paul's Form 8-K Current Report dated Feb. 26, 1998, contains additional information about the proposed merger and is incorporated herein by reference.

In May 1997, The St. Paul completed the sale of its brokerage operation, Minet, to Aon Corporation (Aon). Gross proceeds from the sale were approximately equal to the remaining carrying value of Minet at the date of sale. The St. Paul agreed to indemnify Aon against most of Minet's preclosing liabilities. The St. Paul recorded a $68 million after-tax loss on disposal of Minet in 1997, resulting primarily from commitments for certain severance, employee benefits, future lease commitments and other costs related to Minet. Note 12 to The St. Paul's consolidated financial statements, which is included in The St. Paul's Form 8-K Current Report dated Feb. 26, 1998, contains additional information relating to the Minet sale and is incorporated herein by reference.


Business Segments

The St. Paul's insurance underwriting operations, composed of six distinct underwriting business segments and an investment operations segment, accounted for at least 95% of consolidated revenues from continuing operations in each of the years 1997, 1996 and 1995. The asset management-investment banking segment and parent company accounted for the remaining revenues in each of those years. Financial information about The St. Paul's business segments is set forth in Note 16 to The St. Paul's consolidated financial statements included in the Form 8-K Current Report dated Feb. 26, 1998, and is incorporated herein by reference.

The following table summarizes the sources of The St. Paul's consolidated revenues from continuing operations for each of the last three years. Following the table is a narrative description of each of The St. Paul's business segments as they existed at the date of this report. The descriptions do not reflect the anticipated impact of the proposed merger with USF&G Corporation on The St. Paul's business segments, because the merger had not been approved or consummated at the date of this report.

                                                  Percentage of
                                              Consolidated Revenues

                                            1997      1996      1995
                                            ----      ----      ----
Underwriting:
 Worldwide Insurance Operations
 St. Paul Fire and Marine:
   Specialized Commercial                   20.8%     22.2%     24.3%
   Commercial                               15.5      15.0      11.6
   Personal Insurance                       12.0      12.4      13.0
   Medical Services                          9.6      10.5      12.0
                                           -----     -----     -----
     Total Fire and Marine                  57.9      60.1      60.9
 St. Paul International Underwriting         4.4       4.6       4.7
                                           -----     -----     -----
     Total Worldwide Insurance Operations   62.3      64.7      65.6
 St. Paul Re                                12.0      12.8      13.0
 Investment Operations:
   Net investment income                    14.2      13.9      14.5
   Realized investment gains                 6.4       3.6       1.5
                                           -----     -----     -----
     Total Investment Operations            20.6      17.5      16.0
Other                                        0.6       0.8       0.6
                                           -----     -----     -----
     Total Underwriting                     95.5      95.8      95.2
Asset management-investment banking          4.3       4.1       4.7
Parent company and elimations                0.2       0.1       0.1
                                           -----     -----     -----
     Total                                 100.0%    100.0%    100.0%
                                           =====     =====     =====

NARRATIVE DESCRIPTION OF BUSINESS

Underwriting Operations

The St. Paul's primary insurance underwriting business is conducted through its Worldwide Insurance Operations, which include St. Paul Fire and Marine (Fire and Marine) and St. Paul International Underwriting (International). Fire and Marine, The St. Paul's U.S. insurance operation, underwrites property and liability insurance and provides insurance-related products and services to commercial, professional and individual customers throughout the United States. International underwrites primary property and liability insurance coverages outside the United States. International also includes insurance written for foreign exposures of U.S.-based corporations and U.S. exposures of foreign-based companies. The St. Paul's reinsurance business operates under the name St. Paul Re, which underwrites reinsurance for leading property-liability insurance companies worldwide.

The primary sources of the underwriting operations' revenues are premiums earned from insurance policies and reinsurance contracts, income earned from the investment portfolio and sales of investments. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, The St. Paul's underwriting operations ranked 13th on the basis of 1996 written premiums.


Principal Departments and Products. The "Underwriting Results by Segment" table included in the 8-K Current Report dated Feb. 26, 1998, which summarizes written premiums, underwriting results and combined ratios for each of its underwriting segments for the last three years, is incorporated herein by reference. The following discussion summarizes the business structure of The St. Paul's insurance underwriting operations.

WORLDWIDE INSURANCE OPERATIONS
St. Paul Fire and Marine

Fire and Marine underwrites insurance through the following business segments:

Specialized Commercial. This is the largest of Fire and Marine's operations, based on written premium volume. Specialized Commercial includes a number of individual underwriting operations which serve specific commercial customer segments or provide specialized products and services for targeted industry groups. Specialized Commercial, in general, provides coverage for damage to the customer's property (fire, inland marine and auto), liability for bodily injury or damage to the property of others (general liability, auto liability and excess), workers' compensation insurance, and various professional liability coverages.

Operations serving specific customer segments consist of the following: Financial and Professional Services provides fidelity and property-liability coverages for depository institutions, and markets errors and omissions coverages for lawyers, insurance agents and other nonmedical professionals, including directors and officers. Ocean Marine provides a variety of property-liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection. Public Sector Services markets insurance products and services, including professional liability insurance, to all levels of government entities. Surplus Lines underwrites products liability insurance, umbrella and excess liability coverages, property insurance for high-risk classes of business, and coverages for unique, sometimes one-of-a-kind risks. Technology underwrites a range of specialized coverages for information technology firms, including manufacturers of electronics, synthetics, industrial machinery and medical equipment.

The following operations provide products and services for targeted industry groups. Construction provides insurance to medium- and large-size general building contractors, highway contractors and specialty contractors. Large construction projects are insured during the life of the project. Surety underwrites surety bonds, primarily for construction contractors, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Based on 1996 written premiums, Fire and Marine's surety operation ranked as the sixth-largest underwriter of surety bonds in the United States. Manufacturing provides liability insurance and risk management products and services for large manufacturing operations. Service Industries provides large service-related businesses with insurance and risk management programs. Businesses served include retailers, wholesalers, insurance companies, and hospitality and entertainment firms. Special Property underwrites large property accounts, layered and excess property programs, large deductible accounts, stop-loss and loss limit programs and other customized property business. National Programs underwrites coverages for nationwide, multiple-policyholder programs through a single agency source. Transportation provides large motor carriers with customized insurance programs.

Fire and Marine's limited participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they write, is also included in Specialized Commercial results. These pools and associations serve to increase the underwriting capacity of participating companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk.

Commercial. Fire and Marine's Commercial underwriting operation offers property-liability insurance to a broad range of small to midsized commercial enterprises. Business coverages marketed include package, general liability, umbrella and excess liability, commercial auto and fire, inland marine and workers' compensation. Commercial offers tailored coverages and insurance products for specific customer groups such as golf courses, museums, colleges and schools, multipurpose recreational facilities, manufacturers, wholesalers and processors. Coverages marketed to the small commercial customer include the Package Accounts for Commercial Enterprises (PACE) policy for individuals, groups or franchise operations, including offices, retailers and family restaurants.

In July 1996, Fire and Marine acquired Northbrook Holdings, Inc. and its three commercial underwriting subsidiaries (Northbrook) from Allstate Insurance Company. Northbrook underwrites various property-liability commercial insurance coverages throughout the United States. Northbrook accounted for $230 million and $140 million of written premiums in Fire and Marine's Commercial operations in 1997 and 1996, respectively.

Personal Insurance. This operation provides a broad portfolio of property-liability insurance products and services for individuals. Through a variety of single-line policies and multi-line package policies, individuals can acquire coverages to protect personal property such as homes, automobiles and boats, as well as to provide coverage for personal liability.

Medical Services. Medical Services underwrites professional liability, property and general liability insurance for the health care delivery system. Products include coverages for health care professionals (physicians and surgeons, dental professionals and nurses); individual health care facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems such as hospital networks and managed care systems. Specialized claim and loss control services are vital components of Medical Services' insurance products and services. Fire and Marine is the largest medical liability insurer in the United States, with premium volume accounting for approximately 8% of the U.S. market in 1996 based on premium data published in "Best's Review."

St. Paul International Underwriting

St. Paul International Underwriting includes most primary insurance written outside the United States. International has a domestic presence as a licensed insurance company in Canada, and ten countries in Europe, Africa and Latin America. It also includes The St. Paul's participation in Lloyd's of London as a provider of capital to selected underwriting syndicates and as the owner of two managing agencies. International also includes insurance written for foreign operations of multinational corporations based in the United States, and insurance written to cover exposures in the United States for foreign-based companies. This operation offers a broad range of commercial and personal lines products and services tailored to meet the unique needs of both its multinational customers as well as its customers in each of the indigenous markets which it serves.

ST. PAUL RE

St. Paul Re underwrites reinsurance in both domestic and international insurance markets (referred to as "assumed reinsurance"). Reinsurance is an agreement through which one insurance company will transfer some of the risk it has underwritten to another insurer and will pay a premium in order to do so. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance. St. Paul Re underwrites both treaty and facultative reinsurance for property, liability, ocean marine, surety and several specialty coverages. According to data published by the Reinsurance Association of America, St. Paul Re ranked as the eighth-largest U.S. reinsurance underwriter based on written premium volume for the first nine months of 1997.

In 1996, The St. Paul completed a $68.5 million securitized reinsurance transaction that provided St. Paul Re with property catastrophe reinsurance capacity of $45.1 million for up to three years and up to $21.1 million in the subsequent seven years. A newly-formed single-purpose reinsurance company called George Town Re was organized to reinsure only St. Paul Re. Collateral for claims is provided from the proceeds raised in a private placement. This reinsurance allows St. Paul Re to write more catastrophe-exposed property business without having to seek additional capital and without any impact on The St. Paul's consolidated balance sheet. St. Paul Re utilized a portion of this securitized reinsurance capacity in 1997.

In January 1997, St. Paul Re acquired the right to renew
Constitution Reinsurance Corporation's approximately $20 million book of U.S. casualty facultative reinsurance business.

Principal Markets and Methods of Distribution. St. Paul Fire and Marine Insurance Company and its subsidiaries are licensed and transact business in all 50 states, the District of Columbia, Puerto Rico and the Virgin Islands. Fire and Marine's business is broadly distributed throughout the United States, with a particularly strong market presence in the Midwestern region. Five percent or more of Fire and Marine's 1997 property-liability written premiums were produced in each of Illinois, California, Minnesota, New York and Texas.

Fire and Marine's business is produced primarily through approximately 6,000 independent insurance agencies and insurance brokers. Fire and Marine maintains 12 regional offices in major cities throughout the United States and 90 additional service offices in the United States to respond to the needs of agents, brokers and policyholders.

St. Paul Re produces business from its New York headquarters, as well as from its offices in London, Miami, Chicago, Atlanta, Philadelphia, Brussels, Munich, Singapore, Tokyo and Sydney. St. Paul Re obtains business primarily through the broker or intermediary market. Approximately 40% of St. Paul Re's business in 1997 originated from outside the United States.

St. Paul International Underwriting is headquartered in London and underwrites insurance through local operations in 11 markets outside the United States (South Africa, Botswana, Argentina, Mexico, Canada, the Netherlands, the Republic of Ireland, Spain, France, Germany and the United Kingdom).

A portion of The St. Paul's property-liability insurance written premium volume originates with insurance brokers. In 1997, approximately 18% of The St. Paul's underwriting operations' gross written premium volume originated with two brokerage firms - Aon
Corporation, and J&H Marsh & McLennan, Inc.

Reserves for Losses and Loss Adjustment Expenses

General Information. When claims are made by or against policyholders, any amounts that The St. Paul's underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). The St. Paul establishes reserves that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE at Dec. 31, 1997 cover claims that were incurred not only in 1997 but also in prior years. They include estimates of the total cost of claims that have already been reported but not yet settled ("case" reserves), and those that have been incurred but not yet reported ("IBNR" reserves). Loss reserves are not discounted, but they are reduced for estimates of salvage and subrogation.

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

Ten-year Development. The table on page 9 presents a development of net loss and LAE reserve liabilities and payments for the years 1987 through 1997. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each of the years indicated. Loss development data for The St. Paul's U.K.- based reinsurance and international underwriting operations are included in the table from 1988 to 1997.

In 1997, The St. Paul changed the method by which it assigns loss activity to a particular year for assumed reinsurance written by its U.K.-based reinsurance operation. Prior to 1997, that loss activity was assigned to the year in which the underlying reinsurance contract was written. In 1997, The St. Paul's analysis indicated that an excess amount of loss activity was being assigned to prior years because of this practice. As a result, The St. Paul implemented an improved procedure in 1997 that more accurately assigns loss activity for this business to the year in which it occurred. This change had the impact of increasing favorable development on previously established reserves by approximately $110 million in 1997. There was no net impact on total incurred losses, however, because there was a corresponding increase in the provision for current year loss activity in 1997. Development data for individual years prior to 1997 in this table were not restated to reflect this new procedure because reliable data to do so was not available.

The upper portion of the table, which shows the re-estimated amount relating to the previously recorded liability, is based upon experience as of the end of each succeeding year. This estimate is either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The "Cumulative redundancy" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established.
For example, the 1987 reserve of $4,745 million developed to $4,727 million, or an $18 million redundancy, by the end of 1988. By the end of 1997, the 1987 reserve had developed a redundancy of $512 million. The changes in the estimate of 1987 loss reserves were reflected in operations during the past ten years.

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

The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 1997), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on The St. Paul's balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 1997) and the related re-estimated reinsurance recoverable.
The St. Paul did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for its foreign underwriting operations.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 1997, $3,814 million of the currently estimated $4,233 million of losses and LAE that have been incurred for the years up to and including 1987 have been paid. Thus, as of Dec. 31, 1997, it is estimated that $419 million of incurred losses and LAE have yet to be paid for the years up to and including 1987.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1995 reserves that relates to 1987 losses is included in the cumulative redundancy for the years 1987 through 1995.

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

Note 6 to The St. Paul's consolidated financial statements, which is included in the Form 8-K Current Report dated Feb. 26, 1998, includes a reconciliation of beginning and ending loss reserve liabilities for each of the last three years and is incorporated herein by reference. Additional information about The St. Paul's reserves is contained in the "Loss and Loss Adjustment Expense
Reserves" and "Environmental and Asbestos Claims" sections of "Management's Discussion and Analysis." Those sections are also included in The St. Paul's Form 8-K Current Report dated Feb. 26, 1998, and are incorporated herein by reference.

Analysis of Loss and Loss Adjustment Expense (LAE) Development
(in millions)


Year ended December 31     1987   1988   1989   1990   1991   1992   1993   1994   1995   1996   1997
----------------------     ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----

Net liability for
  unpaid losses and LAE  $4,745  5,502  5,907  6,279  6,688  7,207  7,640  7,890  8,393  9,783  9,925
                          =====  =====  =====  =====  =====  =====  =====  =====  =====  =====  =====
Liability re-estimated
  as of:
One year later            4,727  5,313  5,656  6,037  6,436  6,984  7,312  7,642  8,141  9,295
Two years later           4,489  4,914  5,338  5,787  6,259  6,704  7,027  7,330  7,672
Three years later         4,268  4,789  5,135  5,628  6,066  6,563  6,781  6,905
Four years later          4,226  4,731  5,027  5,490  6,063  6,384  6,426
Five years later          4,178  4,707  4,975  5,521  5,960  6,155
Six years later           4,180  4,682  5,058  5,472  5,814
Seven years later         4,169  4,796  5,038  5,407
Eight years later         4,163  4,798  5,013
Nine years later          4,183  4,826
Ten years later           4,233

Cumulative redundancy      $512    676    894    872    874  1,052  1,214    985    721    488
                          =====  =====  =====  =====  =====  =====  =====  =====  =====  =====

Cumulative redundancy
 excluding foreign
  exchange (1)             $512    686    874    872    881  1,045  1,209    984    714    489
                          =====  =====  =====  =====  =====  =====  =====  =====  =====  =====

Net liability for
  unpaid losses and LAE                                      7,207  7,640  7,890  8,393  9,783  9,925

Reinsurance recoverable on
 unpaid losses                                               1,606  1,545  1,533  1,854  1,890  1,893
                                                             -----  -----  -----  -----  -----  -----

Gross liability                                              8,813  9,185  9,423 10,247 11,673 11,818
                                                             =====  =====  ===== ====== ====== ======
Gross re-estimated liability:
One year later                                               8,692  8,842  9,599  9,980 11,262
Two years later                                              8,389  8,934  9,274  9,295
Three years later                                            8,622  8,665  8,681
Four years later                                             8,426  8,178
Five years later                                             8,092

Gross cumulative
 redundancy                                                    721  1,007    742    952    411
                                                             =====  =====  =====  =====  =====

Gross cumulative
  redundancy excluding
  foreign exchange (1)                                         680    980    702    934    410
                                                             =====  =====  =====  =====  =====

Cumulative amount of net
  liability paid through:
One year later           $1,101  1,196  1,318  1,450  1,452  1,547  1,566  1,591  1,839  2,228
Two years later           1,884  2,044  2,209  2,361  2,493  2,576  2,608  2,751  3,084
Three years later         2,466  2,646  2,797  3,015  3,155  3,245  3,373  3,543
Four years later          2,869  3,043  3,216  3,442  3,584  3,745  3,881
Five years later          3,132  3,348  3,496  3,713  3,922  4,090
Six years later           3,322  3,554  3,674  3,942  4,178
Seven years later         3,453  3,691  3,846  4,137
Eight years later         3,573  3,819  4,002
Nine years later          3,666  3,975
Ten years later           3,814

Cumulative amount of
  gross liability paid
  through:
One year later                                               1,935  1,872  1,958  2,160  2,532
Two years later                                              3,199  3,136  3,352  3,377
Three years later                                            4,047  4,065  4,129
Four years later                                             4,678  4,563
Five years later                                             5,018

(1) The results of The St. Paul's U.K.-based operations translated from original currencies into U.S. dollars are included with The St. Paul's U.S. underwriting operations in this table from 1988 to 1997. The foreign currency translation impact on the cumulative redundancy arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates at the end of the year in which the liabilities were re-estimated.


Ceded Reinsurance. Through ceded reinsurance, other insurers and reinsurers agree to share certain risks that The St. Paul's subsidiaries have underwritten. The purpose of reinsurance is to limit a ceding insurer's maximum net loss arising from large risks or catastrophes. Reinsurance also serves to increase the direct writing capacity of the ceding insurer. Amounts recoverable on ceded losses are recorded as an asset.

With respect to ceded reinsurance, The St. Paul strives to protect its assets from large individual risk and occurrence losses, and provide its respective underwriting operations with the capacity necessary to write large limits on accounts.

The collectibility of reinsurance is subject to the solvency of reinsurers. The St. Paul's Reinsurance Security Committee, which has established financial standards to determine qualified, financially secure reinsurers, guides the placement of ceded reinsurance. Uncollectible reinsurance recoverables have not had a material adverse impact on The St. Paul's results of operations, liquidity or financial position. Note 14 to The St. Paul's consolidated financial statements, which is included in the Form 8-K Current Report dated Feb. 26, 1998, provides a schedule of ceded reinsurance information and is incorporated herein by reference.


INVESTMENT OPERATIONS

Objectives. The St. Paul's board of directors approves the annual investment plans of the underwriting subsidiaries. The primary objectives of those plans are as follows:

  1) to maintain a widely diversified fixed maturities portfolio structured to maximize investment income while minimizing credit risk through investments in high-quality instruments;

  2) to provide for long-term growth in the market value of the investment portfolio and enhance shareholder value through investments in certain other investment classes, such as equity securities, venture capital and real estate.

The St. Paul has had limited involvement with derivative financial instruments for purposes of hedging against fluctuations in interest rates. The St. Paul has not participated in the derivatives market for trading or speculative purposes.

Fixed Maturities. Fixed maturities constituted 85% of The St. Paul's underwriting operations' investment portfolio at Dec. 31, 1997. The portfolio is primarily composed of high-quality, intermediate-term taxable U.S. government agency and corporate bonds and tax-exempt U.S. municipal bonds. The following table presents information about the fixed maturities portfolio for the last five years (dollars in millions).

                                                Weighted    Weighted
           Amortized    Market    Pretax Net     Average     Average
            Cost at    Value at   Investment     Pretax     After-tax
Year       Year-end    Year-end     Income        Yield       Yield
----       --------    --------   ----------    --------    --------
1997      $11,745.2   $12,414.3       $812.9         7.1%        5.4%
1996       11,425.5    11,908.2        740.4         7.0%        5.4%
1995        9,712.7    10,394.5        671.9         7.2%        5.6%
1994        9,015.4     8,938.2        637.2         7.4%        5.7%
1993        8,490.8     9,249.3        618.1         7.4%        5.9%

The St. Paul determines the mix of its investments in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. Fixed maturity purchases in 1997 consisted of intermediate-term, investment-grade taxable and tax-exempt securities. The fixed maturities portfolio is carried on The St. Paul's balance sheet at estimated market value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity. At Dec. 31, 1997, pretax unrealized appreciation totaled $669 million.

The fixed maturities portfolio is managed conservatively to provide reasonable returns while limiting exposure to risks. Approximately 96% of the fixed maturities portfolio is rated at investment grade levels (BBB or better). Nonrated securities comprise the remainder of the portfolio. Most of these are nonrated municipal bonds which, in management's view, would be considered of investment-grade quality if rated.

Equities. Equity securities comprised 5% of the underwriting operations' investments at Dec. 31, 1997, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. Sales of equities generated $155 million of pretax realized investment gains in 1997, and dividend income totaled $15 million. The portfolio's carrying value at year-end included $232 million of unrealized appreciation.

Real Estate. The St. Paul's real estate holdings, which comprised 5% of total investments at Dec. 31, 1997, consist of a diversified portfolio of commercial office and warehouse properties that The St. Paul owns directly or has partial interest in through joint ventures. The properties are geographically distributed throughout the United States. This portfolio produced $44 million of pretax investment income in 1997, and sales of real estate investments in 1997 generated $35 million of pretax realized gains. The St. Paul does not have a portfolio of real estate mortgage investments, but included in debt outstanding are two mortgages totaling $15 million on two of its warehouse properties.

Venture Capital. Securities of small to medium sized companies spanning a variety of industries comprise The St. Paul's venture capital investments, which accounted for 2% of total investments at Dec. 31, 1997. These investments are in the form of limited partnership interests or direct equity investments. Sales of venture capital investments in 1997 generated pretax realized investment gains of $213 million. This included a gain of $129 million on the sale of the stock of Advanced Fibre Communications, Inc., a direct equity investment. The carrying value of venture capital investments at Dec. 31, 1997 included $138 million of unrealized appreciation.

Other Investments. The St. Paul's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 3% of total investments at Dec. 31, 1997.

Notes 3, 4 and 5 to The St. Paul's consolidated financial statements, which are included in the Form 8-K Current Report dated Feb. 26, 1998, provide additional information about The St. Paul's investment portfolio and are incorporated herein by reference. The "Investment Operations" and "Exposures to Market Risk" sections of "Management's Discussion and Analysis" in said Form 8-K Current Report are also incorporated herein by reference.


Asset Management-Investment Banking

The John Nuveen Company (Nuveen) is The St. Paul's asset management-investment banking subsidiary. The St. Paul and Fire and Marine hold a combined 77% interest in Nuveen. Nuveen is headquartered in Chicago and maintains regional sales offices in other cities across the United States. Nuveen specializes in the sponsorship, marketing and management of fixed income and equity investment products, and in municipal and corporate investment banking services.

Through John Nuveen & Co. Incorporated, a wholly-owned subsidiary, Nuveen markets open-end and closed-end (exchange-traded) managed funds. Nuveen also underwrites and trades municipal bonds and tax-free and taxable unit investment trusts (UITs). Nuveen markets its funds and UITs to individuals through registered representatives associated with unaffiliated national and regional broker-dealers and other financial organizations. Through its Municipal Securities Division, Nuveen underwrites and distributes municipal bonds, trades municipal bonds in the secondary market and serves as remarketing agent for variable rate bonds. The majority of its underwritings are for governmental and not-for-profit entities and substantially all of its sales are to institutional investors.

Nuveen Advisory Corp. and Nuveen Institutional Advisory Corp., wholly-owned subsidiaries of John Nuveen & Co. Incorporated, provide investment advice to and administer the business affairs of the Nuveen family of management investment companies.

In 1997, Nuveen acquired Flagship Resources, Inc., a municipal bond mutual fund sponsor and asset management firm, for cash and preferred stock with a total value of $72 million. This acquisition expanded the range of municipal investments offered to investors and added approximately $4.6 billion to Nuveen's assets under management. Also in 1997, Nuveen acquired Rittenhouse Financial Services, Inc., an equity and balanced portfolio investment management firm serving affluent investors, for $147 million in cash. This acquisition added approximately $9 billion to Nuveen's managed assets.

As the leading sponsor of tax-free UITs, Nuveen currently sponsors trusts with assets at Dec. 31, 1997 of approximately $12 billion in national, state and insured portfolios. During 1997, Nuveen offered UITs which invested in equities, treasury bonds and corporate bonds. Nuveen manages 40 tax-free mutual funds and money market funds with net assets of approximately $11 billion in national, state, insured and money market portfolios. Nuveen also manages six taxable mutual funds investing in equity and balanced portfolios. In addition, Nuveen manages 57 tax-free exchange-traded funds with approximately $26 billion in net assets.

In 1997, Nuveen repurchased 1.8 million of its outstanding common shares for a total cost of $55 million. The repurchases were proportioned between The St. Paul and minority shareholders to maintain the combined 77% ownership interest in Nuveen held by The St. Paul and Fire and Marine. The St. Paul received proceeds of $41 million from Nuveen's share repurchases.


COMPETITION AND REGULATION

The insurance underwriting and asset management-investment banking industries are both highly competitive.

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

The St. Paul and its underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to or approval of state regulatory authorities. During 1997, The St. Paul received from Fire and Marine $200.0 million of cash dividends, and a noncash dividend in the form of common shares of The John Nuveen Company with a market value of $211.1 million. In 1998, up to $427.5 million in cash dividends can be paid by Fire and Marine to The St. Paul without regulatory approval. In addition, any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is subject to such prior approval.

The underwriting subsidiaries are subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. The nature and extent of such regulations vary but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation, supervision and administration of the underwriting subsidiaries may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; restrictions on the size of risk which may be insured under a single policy; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in the personal auto and workers' compensation insurance lines.

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

Asset Management-Investment Banking. Nuveen is a publicly-traded company registered under the Securities Exchange Act of 1934 and listed on the New York Stock Exchange. One of its subsidiaries is a broker and dealer registered under the Securities Exchange Act of 1934, and is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies. Nuveen's other four subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. As such, they are subject to regulation by the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENT DISCLOSURE

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in the forward-looking statements. These statements should not be regarded as a representation that the objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulation and taxes; changes in the demand for, pricing of, or supply of reinsurance or insurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; and various other matters, including the effects of the proposed merger with USF&G Corporation. The St. Paul undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2.   Properties.
------    ----------

St. Paul Fire and Marine Insurance Company owns The St. Paul's corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, Saint Paul, Minnesota. These buildings are adjacent to one another and connected by skyway, and consist of approximately 1.1 million square feet of gross floor space. St. Paul Fire and Marine Insurance Company also owns a building in Freeport, Illinois that houses a portion of its personal insurance operations.

St. Paul International Insurance Company Ltd. owns a building in London, England which houses a portion of its operations. As part of the agreement to sell its brokerage operation, Minet, to Aon in 1997, The St. Paul retained ownership of two former Minet buildings in London and is currently leasing office space in those buildings to Aon.

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


Item 3.   Legal Proceedings.
------    -----------------

The information set forth in the "Legal Matters" section of Note 11 to The St. Paul's consolidated financial statements, and the "Environmental and Asbestos Claims" section of "Management's
Discussion and Analysis," which are included in the Form 8-K
Current Report dated Feb. 26, 1998, are incorporated herein by reference.

In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC (LUI) suspended underwriting new insurance business. At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation. The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May 1992 but has now also been placed in provisional insolvent liquidation. Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers. Minet, a former insurance brokerage subsidiary of The St. Paul, had brokered business to and from Weavers for many years. From 1973 through 1980, The St. Paul's UK-based underwriting operations, now called St. Paul International Insurance Company Limited (SPI), had accepted business from Weavers. A portion of that business was ceded by SPI to reinsurers. Certain of those reinsurers have challenged the validity of certain reinsurance contracts relating to the Weavers pool, of which SPI was a member, in an attempt to avoid liability under those contracts. SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts. Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers. When The St. Paul sold Minet in May 1997, it agreed to indemnify the purchaser for most of Minet's preclosing liabilities, including liabilities relating to the Weavers matter. The proceedings will be vigorously contested by The St. Paul and it recognizes that the final outcome of these proceedings, if adverse to The St. Paul, may materially impact the results of operations in the period in which that outcome occurs, but believes it will not have a materially adverse effect on its liquidity or overall financial position.


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 1997.

Executive Officers of the Registrant.
------------------------------------

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine, St. Paul International Underwriting or St. Paul Re. There are no family relationships between any of The St. Paul's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. All of the following officers except Paul J. Liska, Michael J. Conroy and James Hom have held positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years. Paul J. Liska joined The St. Paul in January 1997. For three years prior to that date, Mr. Liska held various management positions with Specialty Foods Corporation, including the position of president and chief executive officer from January 1996 to January 1997. For six years prior to joining Specialty Foods Corporation, Mr. Liska held several executive positions with Kraft General Foods. Michael
J. Conroy joined The St. Paul in August 1994. For three years prior to that date, Mr. Conroy served as executive vice president and chief administrative officer of The Home Insurance Company.
For two years prior to that, Mr. Conroy held various other management positions with The Home Insurance Company. James Hom joined The St. Paul in October 1994. For two years prior to that date, Mr. Hom served as vice president-corporate claims and project management for The Home Insurance Company. Prior to that, Mr. Hom spent seven years managing insurance consulting groups for two large public accounting firms.


                               Positions               Term of Office
                               Presently                and Period of
Name                Age          Held                         Service
----                ---       -----------              --------------

Douglas W.          61   Chairman, President          Serving at the
  Leatherdale             and Chief Executive          pleasure of the
                          Officer-The St. Paul         Board from 5-90
                          Companies, Inc.

Patrick A. Thiele   47   Executive Vice               Serving at the
                          President, President         pleasure of the
                          and Chief Executive          Board from 5-96
                          Officer-Worldwide
                          Insurance Operations

Paul J. Liska       42   Executive Vice               Serving at the
                          President and                pleasure of the
                          Chief Financial              Board from 1-97
                          Officer

Michael J. Conroy   56   Executive Vice               Serving at the
                          President and                pleasure of the
                          Chief Administrative         Board from 8-95
                          Officer-Fire and
                          Marine

James F. Duffy      54   President -                  Serving at the
                          St. Paul Re                  pleasure of the
                                                       Board from 9-93

Mark L. Pabst       51   President -                  Serving at the
                          St. Paul                     pleasure of the
                          International                Board from 2-95
                          Underwriting

Joseph B. Nardi     53   Executive Vice               Serving at the
                          President - Fire and         pleasure of the
                          Marine; President -          Board from 2-98
                          Specialty Commercial

James A. Schulte    48   Executive Vice               Serving at the
                          President - Fire and         pleasure of the
                          Marine; President -          Board from 2-98
                          General Commercial

Stephen J. Klingel  47   President-                   Serving at the
                          Personal                     pleasure of the
                          Insurance-                   Board from 8-95
                          Fire and Marine

Bruce A. Backberg   49   Senior Vice                  Serving at the
                          President and                pleasure of the
                          Chief Legal Counsel          Board from 11-97

James L. Boudreau   62   Senior Vice                  Serving at the
                          President - Finance          pleasure of the
                                                       Board from 3-98

Howard E. Dalton    60   Senior Vice                  Serving at the
                          President and                pleasure of the
                          Chief Accounting             Board from 9-87
                          Officer

Karen L. Himle      42   Senior Vice                  Serving at the
                          President-                   pleasure of the
                          Public Affairs               Board from 11-97

James Hom           42   Senior Vice                  Serving at the
                          President-                   pleasure of the
                          Corporate Planning           Board from 10-94

Greg A. Lee         48   Senior Vice                  Serving at the
                          President-                   pleasure of the
                          Human Resources              Board from 1-93

Sandra Ulsaker      38   Corporate                    Serving at the
  Wiese                   Secretary                    pleasure of the
                                                       Board from 2-98

In addition to these current employees, The St. Paul has announced that the executives of USF&G named below have agreed, if the merger is consummated, to become part of The St. Paul's senior management structure. There are no family relationships between these executives and the current executives and directors of The St. Paul, and there are no arrangements and understandings between these executives and any other person pursuant to which the executive was chosen to be an officer of The St. Paul upon consummation of the merger.


Norman P. Blake, Jr.
-------------------
Age 56.  Currently Chairman of the Board, President, and Chief
Executive Officer of USF&G Corporation.  Would serve as Vice
Chairman of The St. Paul's Board of Directors. Mr. Blake has been employed by USF&G for more than five years.

John A. MacColl
---------------
Age 49. Currently Executive Vice President and General Counsel of USF&G. Would join The St. Paul as an Executive Vice President in charge of the Baltimore, Md. office. During the previous five years, Mr. MacColl served in various USF&G executive capacities.

Robert J. Lamendola
-------------------
Age 53.  Currently President of USF&G's Surety Group.  Would join
The St. Paul as Senior Vice President of St. Paul Fire and Marine
Insurance Company and President - Surety. Mr. Lamendola has been employed by USF&G for more than five years.

Kenneth E. Cihiy
----------------
Age 51. Currently Executive Vice President - Claim of USF&G. Would join The St. Paul as Senior Vice President - Claim for St. Paul Fire and Marine Insurance Company. Mr. Cihiy joined USF&G in 1993. Prior to that, he was Vice President with Aetna Life and Casualty Co.

Stephen W. Lilienthal
---------------------
Age 48. Currently President - Commercial Insurance Group and Executive Vice President - Chief Underwriting Officer of USF&G. Would join The St. Paul as Senior Vice President - Operations for St. Paul Fire and Marine Insurance Company. Mr.
Lilienthal has been employed by USF&G in various underwriting positions for the last five years.

Harry N. Stout
--------------
Age 45.  Currently President of Fidelity and Guaranty Life
Insurance Company, a subsidiary of USF&G. Would continue in that role for The St. Paul. Mr. Stout has been employed by USF&G since May 1993. Prior to that, he was Senior Vice President of United
Pacific Insurance Company.

Thomas A. Bradley
-----------------
Age 40. Currently Vice President and Corporate Controller of USF&G. Would join The St. Paul as Senior Vice President and Corporate Controller. Mr. Bradley has been employed by USF&G since 1993. Prior to that, he was Vice President and Chief Financial Officer of the Commercial Insurance Division of Maryland Casualty Company.

                              Part II
                              -------

Item 5.   Market for the Registrant's Common Equity and
------    Related Stockholder Matters.
          ---------------------------

The St. Paul's common stock is traded nationally on the New York Stock Exchange, where it is assigned the symbol SPC. The stock is also listed on the London Stock Exchange under the symbol SPA. The number of holders of record, including individual owners, of The St. Paul's common stock was 7,677 as of March 25, 1998.

The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of The St. Paul's common stock for each quarter during 1997 and 1996:

                                                          Cash
                                                         Dividend
                            High            Low          Declared
1997                        ----           ----         ---------
----
1st Quarter              $71 5/8        $57 7/8             $0.47
2nd Quarter               80 1/8         64 1/8              0.47
3rd Quarter               81 13/16       73 1/8              0.47
4th Quarter               85 5/16        79 1/8              0.47

Cash dividend paid in 1997 was $1.85.

                                                          Cash
                                                         Dividend
                            High            Low          Declared
1996                        ----           ----         ---------
----
1st Quarter              $60            $54                 $0.44
2nd Quarter               56 1/8         50 7/8              0.44
3rd Quarter               55 1/2         50 5/8              0.44
4th Quarter               59 5/8         54                  0.44

Cash dividend paid in 1996 was $1.72.

As partial consideration for the acquisition of the economic interest of Gravett & Tilling (Holdings) Limited, a United Kingdom corporation, The St. Paul, on Dec. 31, 1997, issued 20,488 shares of its common stock to the eleven former shareholders of Gravett & Tilling (Holdings) Limited in an exempt transaction pursuant to
Section 4(2) of the Securities Act of 1933, as amended. As part of this acquisition, The St. Paul also issued to the eleven former shareholders of Gravett & Tilling (Holdings) Limited 28,748 shares on Dec. 31, 1996. The market value of each share issuance was approximately one million pounds sterling.

Item 6.   Selected Financial Data.
------    -----------------------

The "Eleven-year Summary of Selected Financial Data" included in the Form 8-K Current Report dated February 26, 1998 is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -----------------------------------

The "Management's Discussion and Analysis" included in the Form 8-K Current Report dated February 26, 1998 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

The "Exposures to Market Risk" section in the Form 8-K Current
Report dated February 26, 1998 is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

The "Management's Responsibility for Financial Statements,"
"Independent Auditors' Report," Consolidated Balance Sheets,
Consolidated Statements of Income, Shareholders' Equity,
Comprehensive Income and Cash Flows, and Notes to Consolidated
Financial Statements included in the Form 8-K Current Report dated Feb. 26, 1998 are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
------    Accounting and Financial Disclosure.
          -----------------------------------
None.

                             Part III
                             --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

The "Election of Directors - Nominees for Directors" section, which provides information regarding The St. Paul's directors, on pages 4 to 6 of The St. Paul's Proxy Statement relating to the annual meeting of shareholders to be held May 5, 1998, is incorporated herein by reference. In addition, Ronald James, 47, is currently a director of The St. Paul, but is not standing for re-election at the annual meeting of shareholders to be held May 5, 1998. Information regarding The St. Paul's executive officers is included in Part I of this report.

If the proposed merger agreement with USF&G is consummated, Mr. Norman P. Blake, Jr. (currently Chairman of the Board, President and Chief Executive Officer of USF&G) and two additional USF&G directors selected by the board governance committee of The St. Paul's Board of Directors will be appointed to The St. Paul's Board.

Item 11.  Executive Compensation.
-------   ----------------------

The "Executive Compensation" section on pages 25 to 36 and the "Election of Directors - Board of Directors Compensation" section on pages 7 to 9 of the Proxy Statement relating to the annual meeting of shareholders to be held May 5, 1998, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial
-------   Owners and Management.
          ---------------------

The "Security Ownership of Certain Beneficial Owners and
Management" section on pages 39 to 41 of the Proxy Statement relating to the annual meeting of shareholders to be held May 5, 1998, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

The "Indebtedness of Management" section on page 38 of the Proxy
Statement relating to the annual meeting of shareholders to be held May 5, 1998, is incorporated herein by reference.

                              Part IV
                              -------

Item 14.  Exhibits, Financial Statements, Financial Statement
-------   Schedules and Reports on Form 8-K.
          ---------------------------------

(a) Filed documents. The following documents are filed as part of this report:

     1.   Financial Statements.
          Incorporated by reference into Part II of this report:
               The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Income - Years Ended
                 December 31, 1997, 1996 and 1995
               Consolidated Balance Sheets - December 31, 1997
                 and 1996
               Consolidated Statements of Shareholders'
                 Equity - Years Ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Comprehensive Income -
                 Years Ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

               The foregoing documents are incorporated by reference to the Form 8-K Current Report dated
               Feb. 26, 1998.

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

     3. Exhibits. An Exhibit Index is set forth at page 36 of this report.

          (2)  The definitive Agreement and Plan of
               Merger among The St. Paul, USF&G Corporation and SP Merger Corporation is incorporated herein by reference to the Form 8-K Current Report dated
               January 19, 1998.

          (3) The current articles of incorporation of The St. Paul are incorporated herein by reference to Form 10-Q for the quarter ended June 30, 1995.

               The current bylaws of The St. Paul are
               incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1994.

       (4) (a) A specimen certificate of The St. Paul's common stock is incorporated herein by reference to the Form 10-K for the year ended
               December 31, 1992.

           (b) The Amended and Restated Shareholder
               Protection Rights Agreement is incorporated herein by reference to Form 10-Q for the quarter ended
               June 30, 1995.

               There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of The St. Paul and its subsidiaries on a consolidated basis. The St. Paul agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

      (10) (a) The Deferred Management Incentive Awards Plan is filed herewith.

           (b) The Directors' Deferred Compensation Plan is filed herewith.

           (c) The Relocation Loan Payback Agreement with Mr. James F. Duffy is filed herewith.

           (d) The 1994 Stock Incentive Plan, as amended, is filed herewith.

           (e) The Benefit Equalization Plan - 1995
               Revision is filed herewith.

           (f) First Amendment to Benefit Equalization Plan -
               1995 Revision is filed herewith.

           (g) Executive Post-Retirement Life Insurance Plan -
               Summary Plan Description is filed herewith.

           (h) Executive Long-Term Disability Plan -
               Summary Plan Description is filed herewith.

           (i) Letter Agreement dated Jan. 18, 1998 among
               The St. Paul, USF&G Corporation, SP Merger
               Corporation and Mr. Norman P. Blake, Jr. pertaining to Mr. Blake's duties with The St. Paul subsequent to the consummation of the proposed merger of The St. Paul and USF&G Corporation is filed herewith.

           (j) The St. Paul Re Long-Term Incentive Plan is incorporated by reference to the Form S-8
               Registration Statement filed March 17, 1998
               (Commission File No. 333-48121).

           (k) Letter Agreement between The St. Paul and
               Mr. Paul J. Liska relating to the terms of his employment is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

           (l) Letter Agreement between The St. Paul and
               Mr. Paul J. Liska relating to severance benefits is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

           (m) The Special Leveraged Stock Purchase Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

           (n) Amendment to Deferred Stock Agreement with
               Mr. Mark L. Pabst is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

           (o) The Deferred Stock Grant Agreement with
               Mr. Mark L. Pabst is incorporated by reference to the Form 10-K for the year ended December 31, 1995.

           (p) The Directors' Charitable Award Program is incorporated by reference to the Form 10-K for the year ended December 31, 1994.

           (q) The 1994 Annual Incentive Plan is
               incorporated by reference to Form 10-Q
               for the quarter ended March 31, 1994.

           (r) The Long-Term Incentive Plan is
               incorporated by reference to Form 10-Q
               for the quarter ended March 31, 1994.

           (s) The Non-Employee Director Stock Retainer
               Plan is incorporated by reference to Form
               10-K for the year ended December 31, 1991.

           (t) The summary description of the Outside
               Directors' Retirement Plan is incorporated by reference to the Proxy Statement relating to the annual meeting of shareholders to be held May 5, 1998.

           (u) The 1988 Stock Option Plan as in effect for options granted prior to June 1994, as amended, is incorporated by reference to Form 10-K for the year ended December 31, 1990.

           (v) The Restricted Stock Award Plan, as in effect for awards granted prior to June 1994, as amended, is incorporated by reference to Form 10-K for the year ended December 31, 1989.

           (w) Special Severance Policy is incorporated by reference to Form 10-K for the year ended December 31, 1987.

           (x) Stock option agreement between The St. Paul Companies, Inc. and USF&G Corporation dated as of January 19,
               1998 is incorporated by reference to the Form 8-K
               Current Report dated January 19, 1998.

      (11) A statement regarding the computation of per share earnings is filed herewith.

      (12) A statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

      (13)     The St. Paul's 1997 Annual Report to
               Shareholders is furnished to the Commission in paper format pursuant to Rule 14a-3(c). The following portions of such annual report were filed electronically with the Commission in the Form 8-K Current Report dated Feb. 26, 1998 and are incorporated herein by reference to such Form 8-K:


                Portions of Annual Report      Items in
                    for the year ended           this
                    December 31, 1997           report
                -------------------------      --------

                Consolidated Financial
                  Statements                     Item 8
                Notes to Consolidated
                  Financial Statements           Item 1,8
                Independent Auditors' Report     Item 8
                Management's Discussion and
                  Analysis                       Item 1, 3, 7
                Eleven-year Summary of
                  Selected Financial Data        Item 6

      (21)     List of subsidiaries of The St. Paul Companies, Inc.
               is filed herewith.

      (23) Consent of independent auditors to incorporation by reference of certain reports into Registration Statements on Form S-8 (SEC File No. 2-69894,
               No. 33-15392, No. 33-20516, No. 33-23446,
               No. 33-23948, No. 33-24220, No. 33-24575, No. 33-
               26923, No. 33-49273, No. 33-56987, No. 333-01065,
               No. 333-22329, No. 333-25203, No. 333-28915 and No.
               333-48121), Form  S-3 (SEC File No. 33-33931, No. 33-
               50115, No. 33-58491 and No. 333-06465) and Form S-4
               (SEC File No. 333-47007) is filed herewith.

      (24)     Power of attorney is filed herewith.

      (27)     Financial data schedule is filed herewith.

(b)  Reports on Form 8-K.


          A Form 8-K Current Report dated October 27, 1997 was filed relating to the announcement of The St. Paul's financial results for the quarter ended September 30, 1997.

          A Form 8-K Current Report dated January 19, 1998, was filed relating to the announcement of The St. Paul's definitive merger agreement and stock option agreement with USF&G Corporation.

          A Form 8-K Current Report dated January 26, 1998, was filed relating to the announcement of The St. Paul's financial results for the year ended December 31, 1997.

          A Form 8-K Current Report dated February 26, 1998, was filed containing the following documents for The St. Paul for the year ended Dec. 31, 1997: Audited Financial Statements, Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, Eleven-year Summary of Selected Financial Data, Independent Auditors' Report, Statement Regarding Management's Responsibility for Financial Statements, Consent of Independent Auditors and Financial Data Schedule.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE ST. PAUL COMPANIES, INC.
                                     ----------------------------
                                             (Registrant)

Date:  March 26, 1998           By   /s/ Bruce A. Backberg
       --------------                ---------------------
                                     Bruce A. Backberg
                                     Senior Vice President and
                                       Chief Legal Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.

Date:  March 26, 1998          By    /s/ Douglas W. Leatherdale
       --------------                --------------------------
                                     Douglas W. Leatherdale,
                                      Director, Chairman of the
                                      Board, President and Chief
                                      Executive Officer

Date:  March 26, 1998          By    /s/ Patrick A. Thiele
       --------------                ---------------------
                                     Patrick A. Thiele, Director,
                                      Executive Vice President,
                                      President and Chief
                                      Executive Officer -
                                      Worldwide Insurance
                                      Operations

Date:  March 26, 1998          By    /s/ Paul J. Liska
       --------------                -----------------
                                     Paul J. Liska, Executive
                                      Vice President and Chief
                                      Financial Officer

Date:  March 26, 1998          By    /s/ Howard E. Dalton
       --------------                --------------------
                                     Howard E. Dalton, Senior
                                      Vice President and Chief
                                      Accounting Officer

Date:  March 26, 1998          By    /s/ Michael R. Bonsignore
       --------------                -------------------------
                                     Michael R. Bonsignore*, Director

Date:  March 26, 1998          By    /s/ John H. Dasburg
       --------------                -------------------
                                     John H. Dasburg*, Director

Date:  March 26, 1998          By    /s/ W. John Driscoll
       --------------                --------------------
                                     W. John Driscoll*, Director

Date:  March 26, 1998          By    /s/ Pierson M. Grieve
       --------------                ---------------------
                                     Pierson M. Grieve*, Director

Date:  March 26, 1998          By    /s/ Thomas R. Hodgson
       --------------                ---------------------
                                     Thomas R. Hodgson*, Director

Date:  March 26, 1998          By    /s/ Ronald James
       --------------                ----------------
                                     Ronald James*, Director

Date:  March 26, 1998          By    /s/ David G. John
       --------------                -----------------
                                     David G. John*, Director

Date:  March 26, 1998          By    /s/ William H. Kling
       --------------                --------------------
                                     William H. Kling*, Director

Date:  March 26, 1998          By    /s/ Bruce K. MacLaury
       --------------                ---------------------
                                     Bruce K. MacLaury*, Director

Date:  March 26, 1998          By    /s/ Glen D. Nelson
       --------------                ------------------
                                     Glen D. Nelson*, Director

Date:  March 26, 1998          By    /s/ Anita M. Pampusch
       --------------                ---------------------
                                     Anita M. Pampusch*, Director

Date:  March 26, 1998          By    /s/ Gordon M. Sprenger
       --------------                ----------------------
                                     Gordon M. Sprenger*, Director

Date:  March 26, 1998          *By   /s/ Bruce A. Backberg
       --------------                ---------------------
                                     Bruce A. Backberg, Attorney-
                                      in-fact

   INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of January 26, 1998, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the index in Item 14(a) 2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Minneapolis, Minnesota                  /s/ KPMG Peat Marwick LLP
January 26, 1998                            ---------------------
                                            KPMG Peat Marwick LLP

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                    SCHEDULE I - SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1997
                              (In thousands)

                                                     1997
                                       ------------------------------------
                                                               Amount at
                                                              which shown
                                                                in the
                                        Cost*        Value*   balance sheet
                                       --------    ---------  -------------
Type of investment:

Fixed maturities:
----------------
United States Government and
 government agencies and
 authorities                       $  2,257,397  $ 2,364,982    $ 2,364,982
States, municipalities and
 political subdivisions               5,071,738    5,438,306      5,438,306
Foreign governments                     946,317      979,274        979,274
Corporate securities                  1,840,337    1,925,971      1,925,971
Mortgage-backed securities            1,690,048    1,741,260      1,741,260
                                     ----------   ----------     ----------
   Total fixed maturities            11,805,837   12,449,793     12,449,793
                                     ----------   ----------     ----------

Equity securities:
-----------------
Common stocks:
Public utilities                         27,521       40,446         40,446
Banks, trusts and insurance
  companies                             154,287      203,850        203,850
Industrial, miscellaneous and
  all other                             602,461      789,624        789,624
                                     ----------   ----------     ----------
   Total equity securities              784,269    1,033,920      1,033,920
                                     ----------   ----------     ----------
Venture capital                         324,333  $   461,892        461,892
                                     ----------   ==========     ----------
Real estate                             654,114**                   649,114
Other investments                        41,359                      41,359
Short-term investments                  400,004                     400,004
                                     ----------                  ----------
   Total investments                $14,009,916                 $15,036,082
                                     ==========                  ==========



* See Notes 1, 3, 4 and 5 to the consolidated financial statements included in The St. Paul's 1997 Annual Report to Shareholders.

** The cost of real estate represents the cost of the properties before valuation provisions. (See Schedule V on page 35).

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED BALANCE SHEET INFORMATION
                        December 31, 1997 and 1996
                              (In thousands)


Assets:                                              1997          1996
                                                  -------       -------
Investment in subsidiaries                     $5,096,653    $4,533,106
Investments:
 Fixed maturities                                 159,957       162,895
 Equity securities                                 52,834        40,424
 Short-term investments                            11,472        25,271
Deferred income taxes                             455,445       453,560
Other assets                                      257,925       102,280
                                                ---------     ---------
      Total assets                             $6,034,286    $5,317,536
                                                =========     =========

Liabilities:

Debt                                           $1,091,995    $1,090,477
Dividends payable to shareholders                  39,305        36,579
Other liabilities                                 276,276       186,660
                                                ---------     ---------
      Total liabilities                         1,407,576     1,313,716
                                                ---------     ---------

Shareholders' Equity:
 Preferred:
   Convertible preferred stock                    137,892       142,131
   Guaranteed obligation - PSOP                  (121,167)     (126,068)
                                                ---------     ---------
      Total preferred shareholders' equity         16,725        16,063
                                                ---------     ---------

 Common:
   Common stock, authorized 240,000 shares;
     issued 83,728 shares (83,198 in 1996)        512,162       475,710
   Retained earnings                            3,450,601     2,935,928
   Guaranteed obligation - ESOP                    (8,453)      (20,353)
   Accumulated other comprehensive income:
     Unrealized appreciation of investments       677,069       616,968
     Unrealized loss on foreign
       currency translation                       (21,394)      (20,496)
                                                ---------     ---------
      Total accumulated other
       comprehensive income                       655,675       596,472
                                                ---------     ---------
      Total common shareholders' equity         4,609,985     3,987,757
                                                ---------     ---------
      Total shareholders' equity                4,626,710     4,003,820
                                                ---------     ---------
      Total liabilities and
       shareholders' equity                    $6,034,286    $5,317,536
                                                =========     =========

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENT OF INCOME INFORMATION
               Years Ended December 31, 1997, 1996 and 1995
                              (In thousands)


                                         1997        1996         1995
                                       ------      ------       ------
Revenues:
 Net investment income             $   17,472  $   12,695   $    9,165
 Realized investment gains              7,211       8,810        8,800
                                      -------     -------      -------
   Total revenues                      24,683      21,505       17,965
                                      -------     -------      -------
Expenses:
 Interest expense                      66,726      64,731       54,672
 Administrative and other              52,160      39,906       38,548
                                      -------     -------      -------
   Total expenses                     118,886     104,637       93,220
                                      -------     -------      -------
   Loss before
     income tax benefit               (94,203)    (83,132)     (75,255)
Income tax benefit                   (113,366)    (46,462)     (18,941)
                                      -------     -------      -------
   Net income (loss) from continuing
     operations- parent only           19,163     (36,670)     (56,314)

Provision for loss on disposal of
 discontinued operations              (67,750)    (88,543)           -
                                      -------     -------      -------
   Net loss - parent only             (48,587)   (125,213)     (56,314)

Equity in net income
 of subsidiaries                      754,060     575,312      577,523
                                      -------     -------      -------
   Consolidated net income           $705,473    $450,099     $521,209
                                      =======     =======      =======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION
               Years Ended December 31, 1997, 1996 and 1995
                              (In thousands)


                                              1997         1996        1995
                                            ------       ------      ------
Operating Activities:
 Net loss                                $ (48,587)   $(125,213)  $ (56,314)
 Cash dividends from subsidiaries          216,301      200,648     206,118
 Tax payments from subsidiaries            166,423       93,928     159,216
 State and federal income tax payments     (61,000)     (70,000)   (103,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Provision for loss on
     discontinued operations                67,750       88,543           -
   Deferred tax benefit - operations       (59,779)     (21,891)     (1,077)
   Realized investment gains                (7,211)      (8,810)     (8,800)
   Other                                   (19,458)      (3,951)       (110)
                                           -------      -------     -------
   Cash provided by operating activities   254,439      153,254     196,033
                                           -------      -------     -------
   Cash outflow resulting from sale
     of discontinued operations            (54,018)           -           -

Investing Activities:
 Purchases of investments                  (55,756)    (104,322)   (218,525)
 Proceeds from sales and maturities
   of investments                           75,674      109,958      93,919
 Capital contributions and loans
   to subsidiaries                        (107,120)     (55,922)   (223,623)
 Other                                      (3,221)        (268)       (870)
                                           -------      -------     -------
   Cash used in
     investing activities                  (90,423)     (50,554)   (349,099)
                                           -------      -------     -------
Financing Activities:
 Dividends paid to shareholders           (165,809)    (155,268)   (144,662)
 Proceeds from issuance of debt            117,572       53,000     455,028
 Repayment of debt                        (100,000)     (17,711)   (125,446)
 Repurchase of common shares               (26,503)     (74,217)    (41,714)
 Proceeds from Nuveen stock repurchase      41,069       73,966           -
 Stock options exercised and other          23,673       17,530       9,860
                                           -------      -------     -------
   Cash provided by
     (used in) financing activities       (109,998)    (102,700)    153,066
                                           -------      -------     -------
Change in cash                                   -            -           -
Cash at beginning of year                        -            -           -
                                           -------      -------     -------
   Cash at end of year                   $       -     $      -    $      -
                                           =======      =======     =======

See accompanying notes to condensed financial information.

            THE ST. PAUL COMPANIES, INC. (Parent Only)

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             NOTES TO CONDENSED FINANCIAL INFORMATION



  1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in The St. Paul's 1997 Annual Report to Shareholders. The Annual Report includes The St. Paul's Consolidated Statements of Shareholders' Equity and Comprehensive Income.

     Some data in the accompanying condensed financial information for the years 1996 and 1995 were reclassified to conform with the 1997 presentation.


  2. Debt consists of the following (in thousands):

                                                    December 31,
                                                ------------------
                                                 1997         1996
                                                -----        -----
     Medium-term notes                    $   511,920  $   430,427
     Convertible subordinated debentures (1)  262,026      262,026
     Commercial paper                         168,429      131,610
     Guaranteed PSOP debt (1)                 121,167      126,068
     Intercompany loan (1)                     20,000       20,000
     Guaranteed ESOP debt (1)                   5,673        6,462
     Guaranteed ESOP debt                       2,780       13,890
     9-3/8% notes                                   -       99,994
                                            ---------    ---------
      Total debt                           $1,091,995   $1,090,477
                                            =========    =========


     (1)  Eliminated in consolidation.

     See Note 8 to the consolidated financial statements included in the 1997 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 1997.

     The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 1998, $27.8 million; 1999, $20.0 million; 2000, none; 2001, $45.5 million; and 2002, $217.1 million.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                              (In thousands)


                                                At December 31,
                               ----------------------------------------------
                                           Gross loss
                               Deferred     and loss             Other policy
                                policy      adjustment    Gross    claims and
                             acquisition     expense     unearned   benefits
                               expenses     reserves     premiums   payable
                             ----------  --------------  --------  ----------
1997
----
Property-Liability
Insurance Underwriting:
 Worldwide Insurance
 Operations:
  Fire and Marine:
   Specialized Commercial      $127,208   $ 3,441,821 $   700,917          -
   Commercial                    72,415     2,397,658     359,713          -
   Personal Insurance            60,594       516,924     324,712          -
   Medical Services              56,381     2,009,335     563,925          -
                                -------    ----------  ----------    -------
     Total Fire and Marine      316,598     8,365,738   1,949,267          -
 International                   20,715     1,227,370     154,181          -
                                -------    ----------  ----------    -------
     Total Worldwide Insurance  337,313     9,593,108   2,103,448          -
 St. Paul Re                     66,961     2,224,525     276,255          -
                                -------    ----------  ----------    -------
     Total                     $404,274   $11,817,633  $2,379,703          -
                                =======    ==========   =========    =======

1996
----
Property-Liability
Insurance Underwriting:
 Worldwide Insurance
 Operations:
  Fire and Marine:
   Specialized Commercial      $120,222   $ 3,345,102  $  719,969          -
   Commercial                    78,702     2,629,381     483,135          -
   Personal Insurance            59,803       483,414     303,658          -
   Medical Services              60,087     2,053,221     650,199          -
                                -------    ----------   ---------    -------
     Total Fire and Marine      318,814     8,511,118   2,156,961          -
 International                   17,700     1,122,397     138,029          -
                                -------    ----------   ---------    -------
     Total Worldwide Insurance  336,514     9,633,515   2,294,990          -
 St. Paul Re                     65,254     2,039,633     271,561          -
                                -------    ----------   ---------    -------
     Total                     $401,768   $11,673,148  $2,566,551          -
                                =======    ==========   =========    =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                              (In thousands)

                                  Insurance
                                   losses    Amortization
                          Net     and loss    of policy     Other
              Premiums investment adjustment  acquisition operating Premiums
1997           earned    income    expenses    expenses    expenses  written
----          -------  ---------  ----------  ----------- --------- --------
Worldwide
Insurance
Operations:
Fire and Marine:
 Specialized
  Commercial $1,291,702        -  $  861,148 $  289,193  $116,017  $1,281,745
 Commercial     964,121        -     683,618    247,866   101,792     872,999
 Personal
  Insurance     747,449        -     587,344    155,897    67,462     767,523
 Medical
  Services      594,186        -     455,623     98,371    51,357     522,960
              ---------  -------   ---------    -------   -------   ---------
 Total Fire
  and Marine  3,597,458        -   2,587,733    791,327   336,628   3,445,227
 International  274,968        -     229,629     49,989    46,357     289,883
              ---------   ------   ---------    -------   -------   ---------
  Total
   Worldwide
   Insurance  3,872,426        -   2,817,362    841,316   382,985   3,735,110
St. Paul Re     744,030        -     527,806    180,307    68,380     744,793
Net investment
 income               - $880,802           -          -         -           -
Other                 -        -           -          -   102,159           -
              ---------  -------   ---------    -------   -------   ---------
    Total    $4,616,456 $880,802  $3,345,168 $1,021,623  $553,524  $4,479,903
              =========  =======   =========  =========   =======   =========

1996
----
Worldwide
Insurance
Operations:
Fire and Marine:
 Specialized
  Commercial $1,272,561        -  $  826,670   $303,206 $  97,935  $1,278,814
 Commercial     862,092        -     637,693    204,904    83,957     778,487
 Personal
  Insurance     707,299        -     694,551    156,109    58,456     724,616
 Medical
  Services      601,679        -     409,124    100,086    38,680     585,876
              ---------  -------   ---------    -------   -------   ---------
 Total Fire
  and Marine  3,443,631        -   2,568,038    764,305   279,028   3,367,793
 International  268,830        -     196,948     47,308    46,360     267,805
              ---------  -------   ---------    -------   -------   ---------
  Total
   Worldwide
   Insurance  3,712,461        -   2,764,986    811,613   325,388   3,635,598
St. Paul Re     735,787        -     553,315    163,843    55,327     760,524
Net investment
 income               - $794,901           -          -         -           -
Other                 -        -           -          -   131,761           -
              ---------  -------   ---------    -------   -------   ---------
    Total    $4,448,248 $794,901  $3,318,301   $975,456  $512,476  $4,396,122
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
              =========  =======   =========    =======   =======   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                         SCHEDULE IV - REINSURANCE
               Years Ended December 31, 1997, 1996 and 1995
                               (In thousands)



                                                               Percentage
Property-liability            Ceded to    Assumed              of amount
insurance           Gross       other    from other     Net    assumed to
premiums earned:    amount    companies  companies     amount     net
---------------    -------    ---------  ---------   --------  ----------


   1997          $4,142,706     484,358    958,108   4,616,456       20.8%
                  =========     =======    =======   =========


   1996          $4,001,384     528,409    975,273   4,448,248       21.9%
                  =========     =======    =======   =========


   1995          $3,678,190     641,351    934,490   3,971,329       23.5%
                  =========     =======    =======   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1997, 1996 and 1995
                              (In thousands)


                                       Additions
                                  ---------------------
                      Balance at  Charged to Charged to              Balance
                      beginning   costs and    other                  at end
Description            of year     expenses   accounts Deductions(1) of year
-----------           ---------   ---------- --------- ----------    -------

1997
----
Real estate valuation
 adjustment             $14,000            -         -      9,000      5,000
                         ======       ======     =====     ======     ======
Allowance for
 uncollectible:
 Agency loans           $ 1,664            -         -          -      1,664
                         ======       ======     =====     ======     ======
 Premiums receivable
  from underwriting
   activities           $21,159       10,227         -      7,091     24,295
                         ======       ======     =====     ======     ======
 Reinsurance            $22,681        5,784         -      1,712     26,753
                         ======       ======     =====     ======     ======
 Uncollectible
  deductibles           $15,694        3,257         -          -     18,951
                         ======       ======     =====     ======     ======

1996
----
Real estate valuation
 adjustment             $34,000            -         -     20,000     14,000
                         ======       ======     =====     ======     ======
Allowance for
 uncollectible:
 Agency loans           $ 1,664            -         -          -      1,664
                         ======       ======     =====     ======     ======
 Premiums receivable
  from underwriting
  activities            $18,918        5,073         -      2,832     21,159
                         ======       ======     =====     ======     ======
 Reinsurance            $21,531        1,150         -          -     22,681
                         ======       ======     =====     ======     ======
 Uncollectible
  deductibles           $16,000            -         -        306     15,694
                         ======       ======     =====     ======     ======

1995
----
Real estate valuation
 adjustment             $24,000       10,000         -          -     34,000
                         ======       ======     =====     ======     ======
Allowance for
 uncollectible:
 Agency loans           $ 1,664            -         -          -      1,664
                         ======       ======     =====     ======     ======
 Premiums receivable
  from underwriting
  activities            $20,938        4,192         -      6,212     18,918
                         ======       ======     =====     ======     ======
 Reinsurance            $25,823            -         -      4,292     21,531
                         ======       ======     =====     ======     ======
 Uncollectible
  deductibles           $16,000            -         -          -     16,000
                         ======       ======     =====     ======     ======


(1) Deductions include write-offs of amounts determined to be uncollectible, unrealized foreign exchange gains and losses and, for real estate, a reduction in the valuation allowance for properties sold during the year.

                       EXHIBIT INDEX*
                       -------------                                How
Exhibit                                                           Filed
--------                                                          -----
 (2) Plan of acquisition, reorganization, arrangement,
    liquidation, or succession
    (a) Definitive Agreement and Plan of Merger among
         The St. Paul, USF&G Corporation and SP Merger
          Corporation***.............................................
(3) Articles of incorporation and by-laws***.........................
(4) Instruments defining the rights of security holders,
    including indentures
    (a) Specimen Common Stock Certificate***.........................
    (b) Amended and Restated Shareholder Protection Rights
         Agreement***................................................
(9) Voting trust agreements**........................................
(10) Material contracts
    (a) The Deferred Management Incentive Awards Plan................(1)
    (b) The Directors' Deferred Compensation Plan....................(1)
    (c) Relocation Loan Payback Agreement with Mr. James F. Duffy....(1)
    (d) 1994 Stock Incentive Plan, as Amended........................(1)
    (e) Benefit Equalization Plan - 1995 Revision....................(1)
    (f) First Amendment to Benefit Equalization
         Plan - 1995 Revision........................................(1)
    (g) Executive Post-Retirement Life Insurance Plan -
         Summary Plan Description....................................(1)
    (h) Executive Long-Term Disability Plan -
         Summary Plan Description....................................(1)
    (i) Letter Agreement dated Jan. 18, 1998 among The St. Paul,
         USF&G Corporation, SP Merger Corporation and Mr.
         Norman P. Blake, Jr. pertaining to Mr. Blake's duties with
         The St. Paul subsequent to the consummation of the proposed merger of The St. Paul and USF&G Corporation................(1)
    (j) The St. Paul Re Long-Term Incentive Plan***..................
    (k) Letter Agreement dated May 8, 1997 between The St. Paul and Mr. Paul J. Liska related to the terms of
         his employment***...........................................
    (l) Letter Agreement, agreed to January 20, 1997 between
         The St. Paul and Mr. Paul J. Liska related to severance
         benefits***.................................................
    (m) The Special Leveraged Stock Purchase Plan***.................
    (n) Amendment to Deferred Stock Agreement with Mr. Mark L.
         Pabst***....................................................
    (o) The Deferred Stock Grant Agreement with Mr. Mark L.
         Pabst***....................................................
    (p) The Directors' Charitable Award Program***...................
    (q) 1994 Annual Incentive Plan***................................
    (r) Long-Term Incentive Plan***..................................
    (s) Non-Employee Director Stock Retainer Plan***.................
    (t) Outside Directors' Retirement Plan***........................
    (u) 1988 Stock Option Plan***....................................
    (v) Restricted Stock Award Plan***...............................
    (w) Special Severance Policy***..................................
    (x) Stock Option Agreement between The St. Paul
         Companies, Inc. and USF&G Corporation dated
         as of January 19, 1998***...................................
 (11) Statements re computation of per share earnings................(1)
 (12) Statements re computation of ratios............................(1)
 (13) Annual report to security holders**............................
 (16) Letter re change in certifying accountant**....................
 (18) Letter re change in accounting principles**....................
 (21) Subsidiaries of The St. Paul...................................(1)
 (22) Published report regarding matters submitted to vote
       of security holders**.........................................
 (23) Consent of experts and counsel.................................(1)
 (24) Power of attorney..............................................(1)
 (27) Financial data schedule........................................(1)
 (99) Additional exhibits**

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

(1)  Filed electronically herewith.