Form 10-Q
period 1998-03-31
ST PAUL COMPANIES INC /MN/
filed 1998-05-12
CIK 86312

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
     (Mark One)

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    March 31, 1998
                                              ----------------
                                   or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                   --------------  -------------

                      Commission File Number  0-3021
                                              ------

                      THE ST. PAUL COMPANIES, INC.
             -----------------------------------------------
         (Exact name of Registrant as specified in its charter)


               Minnesota                          41-0518860
     ----------------------------               ---------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code:   (612) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at May 6, 1998, was 234,585,388. This total includes the shares to be issued pursuant to the Registrant's merger with USF&G Corporation, and also reflects the impact of the 2-for-1 stock split approved and declared by the Registrant's board of directors on May 5, 1998.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income, (Unaudited),
         Three Months Ended March 31, 1998 and 1997          3


     Consolidated Balance Sheets, March 31, 1998
         (Unaudited) and December 31, 1997                   4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 1998
         (Unaudited) and Twelve Months Ended                 6
         December 31, 1997


     Consolidated Statements of Comprehensive Income
         (Unaudited), Three Months Ended March 31, 1998
         and 1997                                            7


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 1998 and 1997          8


     Notes to Consolidated Financial Statements
         (Unaudited)                                         9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         19



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  26

     Signatures                                             28


EXHIBIT INDEX                                               29

                      PART I     FINANCIAL INFORMATION
                 THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                               (In thousands)
                                                 Three Months Ended
                                                      March 31
                                                 -------------------
                                                    1998        1997
                                                  ------      ------
Revenues:
 Premiums earned                              $1,114,756   1,171,453
 Net investment income                           219,299     218,662
 Asset management-investment banking              71,402      58,605
 Realized investment gains                        44,804      95,592
 Other                                            16,896      12,891
                                               ---------   ---------
  Total revenues                               1,467,157   1,557,203
                                               ---------   ---------
Expenses:
 Insurance losses and
   loss adjustment expenses                      811,096     868,878
 Policy acquisition expenses                     253,053     254,760
 Operating and administrative                    209,799     188,355
                                               ---------   ---------
  Total expenses                               1,273,948   1,311,993
                                               ---------   ---------
  Income from continuing operations
     before income taxes                         193,209     245,210
Income tax expense                                39,209      52,911
                                               ---------   ---------
  Income from continuing operations              154,000     192,299
Loss on disposal of discontinued
  operations, net of taxes                             -     (67,750)
                                               ---------   ---------
  Net income                                    $154,000     124,549
                                               =========   =========
Basic earnings per common share:
 Income from continuing operations                 $0.90        1.14
 Loss from discontinued operations                     -       (0.41)
                                               ---------   ---------
  Net income                                       $0.90        0.73
                                               =========   =========
Diluted earnings per common share:
 Income from continuing operations                 $0.83        1.05
 Loss from discontinued operations                     -       (0.37)
                                               ---------   ---------
  Net income                                       $0.83        0.68
                                               =========   =========
Dividends declared on common stock                 $0.25       0.235
                                               =========   =========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (In thousands)

                                                   March 31,    December 31,
ASSETS                                               1998           1997
------                                           ----------     -----------
                                                 (Unaudited)
Investments:
 Fixed maturities, at estimated market value    $12,205,321      12,449,793
 Equities, at estimated market value              1,080,733       1,033,920
 Real estate, at cost less accumulated
   depreciation of $96,960 (1997; $93,015)          668,502         649,114
 Venture capital, at estimated market value         489,906         461,892
 Other investments                                   58,493          41,359
 Short-term investments, at cost                    575,652         400,004
                                                 ----------      ----------
     Total investments                           15,078,607      15,036,082
Cash                                                 42,647          22,660
Investment banking inventory securities              58,117         130,203
Reinsurance recoverables:
 Unpaid losses                                    1,841,053       1,893,122
 Paid losses                                         53,088          69,693
Receivables:
 Underwriting premiums                            1,405,600       1,503,497
 Interest and dividends                             212,063         216,099
 Other                                               81,110          78,360
Deferred policy acquisition expenses                382,867         404,274
Ceded unearned premiums                             175,925         192,591
Deferred income taxes                               736,512         845,331
Office properties and equipment, at cost
 less accumulated depreciation
 of $269,348 (1997; $246,158)                       288,407         294,705
Goodwill                                            399,501         408,534
Other assets                                        371,013         405,506
                                                 ----------      ----------
     Total assets                               $21,126,510      21,500,657
                                                 ==========      ==========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                            (In thousands)

                                                  March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1998            1997
------------------------------------              ----------    -----------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses            $11,722,580      11,817,633
 Unearned premiums                                2,241,953       2,379,703
                                                 ----------      ----------
   Total insurance reserves                      13,964,533      14,197,336
Debt                                                654,663         782,825
Payables:
 Income taxes                                       220,511         274,177
 Reinsurance premiums                               125,449         142,554
 Accrued expenses and other                         481,244         587,689
Other liabilities                                   653,755         682,366
                                                 ----------      ----------
   Total liabilities                             16,100,155      16,666,947
                                                 ----------      ----------
Company-obligated mandatorily redeemable
 preferred securities of
 St. Paul Capital L.L.C.                            207,000         207,000
                                                 ----------      ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 952 shares
  outstanding (956 shares in 1997)                  137,307         137,892
Guaranteed obligation - PSOP                       (121,167)       (121,167)
                                                 ----------      ----------
   Total preferred shareholders' equity              16,140          16,725
                                                 ----------      ----------
Common:
Common stock, 480,000 shares authorized;
  168,050 shares outstanding
  (167,456 shares in 1997)                          523,700         512,162
Retained earnings                                 3,563,068       3,450,601
Guaranteed obligation - ESOP                              -          (8,453)
Accumulated other comprehensive income:
 Unrealized appreciation of investments             735,374         677,069
 Unrealized loss on foreign currency translation    (18,927)        (21,394)
                                                 ----------      ----------
   Total accumulated other comprehensive income     716,447         655,675
                                                 ----------      ----------
   Total common shareholders' equity              4,803,215       4,609,985
                                                 ----------      ----------
   Total shareholders' equity                     4,819,355       4,626,710
                                                 ----------      ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity        $21,126,510      21,500,657
                                                 ==========      ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)
                                                   Three          Twelve
                                                Months Ended   Months Ended
                                                  March 31     December 31
                                                ------------   ------------
                                                    1998           1997
                                                  --------       --------
                                                (Unaudited)
Preferred shareholders' equity:
Series B convertible preferred stock:
  Beginning of period                             $137,892         142,131
  Redemptions during period                           (585)         (4,239)
                                                 ---------       ---------
    End of period                                  137,307         137,892
                                                 ---------       ---------
Guaranteed obligation - PSOP:
  Beginning of period                             (121,167)       (126,068)
  Principal payments                                     -           4,901
                                                 ---------       ---------
    End of period                                 (121,167)       (121,167)
                                                 ---------       ---------
    Total preferred shareholders' equity            16,140          16,725
                                                 ---------       ---------
Common shareholders' equity:
Common stock:
  Beginning of period                              512,162         475,710
  Stock issued under stock incentive plans          10,109          28,224
  Stock issued for preferred shares redeemed         1,429           8,678
  Stock issued for acquisition                           -           1,676
  Reacquired common shares                               -          (2,126)
                                                 ---------       ---------
    End of period                                  523,700         512,162
                                                 ---------       ---------
Retained earnings:
  Beginning of period                            3,450,601       2,935,928
  Net income                                       154,000         705,473
  Dividends declared on common stock               (40,756)       (156,692)
  Dividends declared on preferred stock,
   net of taxes                                     (2,149)         (8,645)
  Reacquired common shares                               -         (24,377)
  Premium on preferred shares redeemed                (844)         (4,441)
  Other changes during period                        2,216           3,355
                                                 ---------       ---------
    End of period                                3,563,068       3,450,601
                                                 ---------       ---------
Guaranteed obligation - ESOP:
  Beginning of period                               (8,453)        (20,353)
  Principal payments                                 8,453          11,900
                                                 ---------       ---------
    End of period                                        -          (8,453)
                                                 ---------       ---------
Unrealized appreciation of investments,
 net of taxes:
  Beginning of period                              677,069         616,968
  Change during the period                          58,305          60,101
                                                 ---------       ---------
    End of period                                  735,374         677,069
                                                 ---------       ---------
Unrealized gain (loss)loss on foreign currency
 translation, net of taxes:
  Beginning of period                              (21,394)        (20,496)
  Change during the period                           2,467            (898)
                                                 ---------       ---------
    End of period                                  (18,927)        (21,394)
                                                 ---------       ---------
    Total common shareholders' equity            4,803,215       4,609,985
                                                 ---------       ---------
    Total shareholders' equity                  $4,819,355       4,626,710
                                                 =========       =========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Comprehensive Income
                                 Unaudited
                              (In thousands)



                                                       Three Months Ended
                                                           March 31
                                                       -------------------
                                                          1998        1997
                                                         -----       -----

Net income                                            $154,000     124,549
                                                       -------     -------

Other comprehensive income, net of taxes:
  Change in unrealized appreciation
   of investments                                       58,305    (209,238)
  Change in unrealized loss on foreign
    currency translation                                 2,467       6,336
                                                       -------     -------
    Other comprehensive income (loss)                   60,772    (202,902)
                                                       -------     -------
    Comprehensive income (loss)                       $214,772     (78,353)
                                                       =======     =======

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                         1998       1997
                                                        -----      -----
OPERATING ACTIVITIES
Underwriting:
 Net income                                        $  139,033    181,410
 Adjustments:
   Change in net insurance reserves                  (122,417)   (98,727)
   Change in underwriting premiums receivable          96,137    119,656
   Realized investment gains                          (43,171)   (92,713)
   Other                                              (12,365)   (45,611)
                                                      -------    -------
    Total underwriting                                 57,217     64,015
                                                      -------    -------
 Asset management-investment banking:
 Net income                                            14,133     13,845
 Adjustments:
   Change in inventory securities                      72,085      1,906
   Change in short-term investments                   (11,571)    40,674
   Change in short-term borrowings                    (69,500)         -
   Change in open security transactions                 7,105     (3,589)
   Other                                               (4,917)   (12,487)
                                                      -------    -------
    Total asset management-investment banking           7,335     40,349
                                                      -------    -------
Parent company and consolidating eliminations:
 Net income (loss) from continuing operations             834     (2,956)
 Adjustments:
    Realized investment gains                          (1,633)    (2,879)
    Other                                             (13,054)   (34,241)
                                                      -------    -------
    Total parent company and
     consolidating eliminations                       (13,853)   (40,076)
                                                      -------    -------
    Net cash provided by operating activities          50,699     64,288
                                                      -------    -------

   Cash outflow resulting from
     sale of discontinued operations                  (12,748)         -
                                                      -------    -------
INVESTING ACTIVITIES
Purchases of investments                             (598,012)  (790,346)
Proceeds from sales and maturities of investments     726,076    721,727
Change in short-term investments                     (168,037)    51,489
Change in open security transactions                    7,157     (9,659)
Net purchases of office properties and equipment       (5,061)   (15,791)
Other                                                  62,755    (11,529)
                                                      -------    -------
    Net cash provided by
     (used in) investing activities                    24,878    (54,109)
                                                      -------    -------
FINANCING ACTIVITIES
Dividends paid on common and preferred stock          (42,105)   (39,453)
Repayment of debt                                     (55,663)    (8,662)
Proceeds from issuance of debt                              -     30,000
Other                                                  54,926      9,036
                                                      -------    -------
    Net cash used in financing activities             (42,842)    (9,079)
                                                      -------    -------
Effect of exchange rate changes on cash                     -         69
                                                      -------    -------
    Increase in cash                                   19,987      1,169
Cash at beginning of period                            22,660     37,214
                                                      -------    -------
    Cash at end of period                             $42,647     38,383
                                                      =======    =======
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                            March 31, 1998



Note 1  Basis of Presentation
-----------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries, and have been prepared in conformity with generally accepted accounting principles. The financial statements do not include the results of USF&G Corporation, except for Note 11.

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

Reference should be made to the "Notes to Consolidated Financial Statements" on pages 57 to 74 of The St. Paul's annual report to shareholders for the year ended December 31, 1997. The amounts in those notes have not changed except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some figures in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income or shareholders' equity, as previously reported.

All references in the consolidated financial statements and related footnotes to per share amounts and to the number of common shares for both 1998 and 1997 reflect the effect of the 2-for-1 stock split approved by The St. Paul's board of directors on May 5, 1998 (see Note 10).

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 2  Earnings Per Share
--------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the average common shares outstanding. Average common shares outstanding for both periods reflect the impact of the 2-for-1 stock split approved by the board of directors on May 5, 1998.

                                                 Three Months Ended
                                                      March 31
                                                 ------------------
                                                   1998        1997
                                                 ------      ------
                                                   (In thousands)
BASIC
Net income, as reported                        $154,000     124,549
PSOP preferred dividends
 declared (net of taxes)                         (2,149)     (2,185)
Premium on preferred shares redeemed               (844)       (260)
                                                -------     -------
   Net income, as adjusted                     $151,007     122,104
                                                =======     =======

DILUTED
Net income, as reported                        $154,000     124,549
Additional PSOP expense (net of taxes)
 due to assumed conversion of preferred stock      (576)       (670)
Dividends on monthly income preferred
 securities (net of taxes)                        2,018       2,018
Premium on preferred shares redeemed               (844)       (260)
                                                -------     -------
   Net income, as adjusted                     $154,598     125,637
                                                =======     =======

AVERAGE COMMON
 SHARES OUTSTANDING
Basic                                           167,746     166,738
                                                =======     =======
Fully diluted                                   185,184     183,896
                                                =======     =======

EARNINGS PER SHARE
Basic                                             $0.90        0.73
                                                =======     =======
Diluted                                           $0.83        0.68
                                                =======     =======

Average common shares outstanding for diluted EPS include the common and common equivalent shares outstanding for the period and common shares that would be issuable upon conversion of PSOP preferred stock and the company-obligated mandatorily redeemable preferred securities of St. Paul Capital L.L.C. (monthly income preferred securities).

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3  Investments
-------------------
Investment Activity. A summary of investment transactions is presented below.

                                        Three Months Ended March 31
                                        ---------------------------
                                             1998             1997
                                           ------           ------
                                                (In thousands)
Purchases:
  Fixed maturities                       $255,230          344,439
  Equities                                259,591          347,817
  Real estate                              24,664           56,395
  Venture capital                          38,560           23,134
  Other investments                        19,967           18,561
                                          -------          -------
    Total purchases                       598,012          790,346
                                          -------          -------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                 131,241          245,599
    Maturities and redemptions            227,007          100,156
  Equities                                346,205          318,856
  Real estate                               2,374           16,028
  Venture capital                          19,225           37,567
  Other investments                            24            3,521
                                          -------          -------
    Total sales and maturities            726,076          721,727
                                          -------          -------
    Net purchases (sales)               $(128,064)          68,619
                                          =======          =======

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                               Three Months Ended     Twelve Months Ended
                                 March 31, 1998        December 31, 1997
                               ------------------     ------------------
                                             (In thousands)

Fixed maturities                        $(13,862)                184,874
Equities                                  92,136                  63,236
Venture capital                            8,838                (154,826)
                                         -------                 -------
  Total change in pretax
     unrealized appreciation              87,112                  93,284

Change in deferred taxes                 (28,807)                (33,183)
                                         -------                 -------
  Total change in unrealized
     appreciation, net of taxes          $58,305                  60,101
                                         =======                 =======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued



Note 4  Income Taxes
--------------------

The components of income tax expense on continuing operations are as follows:

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                              1998         1997
                                            ------       ------
                                               (In thousands)

Federal current tax expense                $44,794       64,671
Federal deferred tax benefit               (13,749)     (17,889)
                                            ------       ------
 Total federal income tax expense           31,045       46,782
Foreign income taxes                         5,631        4,606
State income taxes                           2,533        1,523
                                            ------       ------
 Total income tax expense
   on continuing operations                $39,209       52,911
                                            ======       ======


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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 6  Debt
------------

Debt consists of the following:
                                     March 31,           December 31,
                                       1998                 1997
                                 ----------------       --------------
                                    Book     Fair        Book     Fair
                                   Value    Value       Value    Value
                                  ------   ------      ------   ------
                                             (In thousands)

  Medium-term notes             $511,919  528,900     511,920  529,000
  Commercial paper               127,548  127,548     168,429  168,429
  Real estate mortgages           15,196   15,400      15,196   15,400
  Nuveen short-term borrowings         -        -      69,500   69,500
  Nuveen notes payable                 -        -      15,000   15,100
  Guaranteed ESOP debt                 -        -       2,780    2,800
                                 -------  -------     -------  -------

     Total debt                 $654,663  671,848     782,825  800,229
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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued



The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

                                         Three Months Ended
                                              March 31
                                       ----------------------
                                           1998          1997
                                         ------        ------
                                            (In thousands)
Premiums written:
 Direct                                $901,730       875,539
 Assumed                                199,950       218,133
 Ceded                                 (100,833)      (64,452)
                                      ---------     ---------
 Net premiums written                $1,000,847     1,029,220
                                      =========     =========

Premiums earned:
 Direct                                $998,688     1,023,494
 Assumed                                233,725       250,303
 Ceded                                 (117,657)     (102,344)
                                      ---------     ---------
 Net premiums earned                 $1,114,756     1,171,453
                                      =========     =========

Insurance losses and loss
 adjustment expenses:
 Direct                                $723,648       724,755
 Assumed                                157,499       161,230
 Ceded                                  (70,051)      (17,107)
                                      ---------     ---------
 Net insurance losses and
   loss adjustment expenses            $811,096       868,878
                                      =========     =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Note 8  Segment Information
---------------------------
                                                      Three Months Ended
                                                           March 31
                                                   ----------------------
                                                        1998         1997
                                                      ------       ------
Revenues from Continuing Operations
Underwriting:
 St. Paul Fire and Marine:
   Specialized Commercial                        $   312,957      317,173
   Commercial                                        206,426      268,709
   Personal Insurance                                188,894      180,243
   Medical Services                                  147,112      148,842
                                                   ---------    ---------
   Total St. Paul Fire and Marine                    855,389      914,967
 St. Paul International                               77,070       63,355
                                                   ---------    ---------
   Total Worldwide Insurance Operations              932,459      978,322
 St. Paul Re                                         182,297      193,131
                                                   ---------    ---------
   Total premiums earned                           1,114,756    1,171,453
 Net investment income                               218,803      218,269
 Realized investment gains                            43,171       92,713
 Other                                                14,228       10,704
                                                   ---------    ---------
   Total underwriting                              1,390,958    1,493,139
                                                   ---------    ---------
Asset management-investment banking                   72,469       61,122
                                                   ---------    ---------
   Total reportable segments                       1,463,427    1,554,261
Parent company and consolidating eliminations          3,730        2,942
                                                   ---------    ---------
   Total revenues                                 $1,467,157    1,557,203
                                                   =========    =========

Income (Loss) from Continuing Operations
 Before Income Taxes
Underwriting:
 St. Paul Fire and Marine:
   Specialized Commercial                        $    (6,371)      (2,656)
   Commercial                                        (12,008)     (16,304)
   Personal Insurance                                 (4,180)     (22,971)
   Medical Services                                  (27,937)       3,463
                                                    --------    ---------
   Total St. Paul Fire and Marine                    (50,496)     (38,468)
 St. Paul International                              (18,592)      (7,041)
                                                    --------    ---------
   Total Worldwide Insurance Operations              (69,088)     (45,509)
                                                    --------    ---------
 St. Paul Re                                           8,465       (5,544)
                                                    --------    ---------
   Total GAAP underwriting result                    (60,623)     (51,053)
 Net investment income                               218,803      218,269
 Realized investment gains                            43,171       92,173
 Other                                               (10,076)     (18,617)
                                                    --------    ---------
   Total underwriting                                191,275      240,772
                                                    --------    ---------
Asset management-investment banking:
 Pretax income before minority interest               31,450       29,194
 Minority interest                                    (7,833)      (6,490)
                                                    --------    ---------
   Total asset management-investment banking          23,617       22,704
                                                    --------    ---------
   Total reportable segments                         214,892      263,476
Parent company and consolidating eliminations        (21,683)     (18,266)
                                                    --------    ---------
   Total income from continuing
    operations before income taxes                  $193,209      245,210
                                                    ========    =========

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



Note 9  Discontinued Operations
-------------------------------

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


Note 10  Subsequent Event - Common Stock Split
----------------------------------------------

The St. Paul's Restated Articles of Incorporation were amended after the vote of shareholders at the 1998 Annual Meeting of Shareholders on May 5, 1998, to increase the authorized common shares of the company from 240 million to 480 million. Subsequent to this action, The St. Paul's board of directors approved a 2-for-1 common stock split. One additional share of common stock for each outstanding share was issued on May 11, 1998, to shareholders of record on May 6, 1998.


Note 11  Subsequent Event - Completion of Merger With USF&G Corporation
-----------------------------------------------------------------------

In January 1998, The St. Paul and USF&G Corporation (USF&G) announced an agreement to merge, subject to the approval of both companies' shareholders and various regulatory authorities. On April 24, 1998, having obtained all such approvals, The St. Paul completed its merger with USF&G. The combined company operates under The St. Paul name and remains based in Saint Paul, Minn.

The merger was a tax-free exchange of stock accounted for as a pooling of interests. Under the terms of the merger agreement, USF&G shareholders received 0.5642 of one of The St. Paul's common shares (post-stock split) for each USF&G common share. The St. Paul issued approximately 66.5 million of its common shares (post-stock split) to USF&G shareholders. Based on The St. Paul's closing common stock price of $42.125 (post-stock split) on April 24, 1998, the total value of the transaction was approximately $3.7 billion, which included the assumption of USF&G's debt and capital securities.

The St. Paul anticipates incurring a pretax charge of approximately $500 million in the second quarter of 1998 for restructuring and other nonrecurring charges related to the consummation of the merger.

The table on the next page presents unaudited statements of income for the quarters ended March 31, 1998 and 1997 for The St.
Paul and USF&G on a combined basis.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


          The St. Paul Companies Inc. and USF&G Corporation
                    Combined Statements of Income
                              Unaudited
                            (In thousands)
                                                  Three Months Ended
                                                       March 31
                                               ------------------------
                                                    1998           1997
                                                  ------         ------
Revenues:
 Premiums earned                              $1,782,000      1,840,000
 Net investment income                           397,000        391,000
 Asset management-investment banking              71,000         59,000
 Realized investment gains                        50,000         95,000
 Other                                            24,000         17,000
                                               ---------      ---------
  Total revenues
    from continuing operations                 2,324,000      2,402,000
                                               ---------      ---------
Expenses:
 Insurance losses, loss adjustment expenses
  and policy benefits                          1,331,000      1,385,000
 Policy acquisition expenses                     433,000        427,000
 Operating and administrative                    310,000        281,000
                                               ---------      ---------
  Total expenses                               2,074,000      2,093,000
                                               ---------      ---------
  Income before income taxes                     250,000        309,000
Income tax expense                                56,000         72,000
                                               ---------      ---------
  Income from continuing operations              194,000        237,000
Loss on disposal of discontinued
  operations, net of taxes                             -        (68,000)
                                               ---------      ---------
Net income                                      $194,000        169,000
                                               =========      =========

Basic earnings per common share:
 Income from continuing operations                 $0.82           1.01
 Net income                                         0.82           0.71

Diluted earnings per common share:
 Income from continuing operations                 $0.77           0.94
 Net income                                         0.77           0.67

Adjusted average common shares outstanding
 (post-stock split):
 Basic                                           234,000        231,000
 Diluted                                         256,000        253,000


This statement was prepared by combining the companies' respective statements of income for the three months ended
March 31, 1998 and 1997, and adjusting the result to conform the accounting policies of both companies with regard to loss and loss adjustment expense reserves. USF&G discounted all of its workers' compensation reserves to present value in its financial statements,

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


whereas The St. Paul did not discount any of its loss reserves. On a combined basis, The St. Paul and USF&G will discount only tabular workers' compensation reserves to present value using an interest rate of up to 4%.
Accordingly, the combined income statement includes a reduction in insurance losses and loss adjustment expenses of $3.9 million for the quarter ended March 31, 1998, and an increase in insurance losses and loss adjustment expenses of $0.2 million for the quarter ended March 31, 1997, to conform the discounting policies of both companies.

The combined income statement does not reflect an estimated pretax charge of approximately $500 million for restructuring costs and other nonrecurring charges related to the merger, which will be recorded during the quarter ended June 30, 1998.

For purposes of the combined earnings per common share calculation, USF&G's weighted average common shares outstanding was multiplied by the exchange ratio of 0.5642.

On a combined basis, shareholders' equity totaled $6.8 billion on March 31, 1998, and $6.6 billion on Dec. 31, 1997.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                         March 31, 1998


                      Consolidated Results
                      --------------------

The St. Paul's pretax income from continuing operations of $193 million in the first quarter of 1998 was down 21% from pretax income of $245 million in the same period of 1997, primarily due to a decline in realized investment gains, and, to a lesser extent, deterioration in underwriting results.

On April 24, 1998, The St. Paul completed its merger with USF&G Corporation. Refer to Note 11 on page 16 of this report for further information regarding the merger, including unaudited combined results of The St. Paul and USF&G for the first quarter of 1998. The following discussion addresses only the financial condition and results of operations of The St. Paul and does not include a discussion of the results of USF&G Corporation.

The St. Paul's net income of $154 million in the first quarter of 1998 increased $29 million over comparable 1997 net income of $125 million. In the 1997 period, The St. Paul recorded an after-tax loss from discontinued operations of $67.8 million relating to the sale of its brokerage operation, Minet.

Consolidated revenues of $1.47 billion in the first quarter of 1998 declined $90 million, or 6%, from the equivalent 1997 total of $1.56 billion. A reduction in realized investment gains and insurance premiums earned accounted for the revenue decline in 1998.

The following table summarizes The St. Paul's results for the first quarters of 1998 and 1997.

                                           Three Months Ended
                                                March 31
                                           ------------------
                                              1998       1997
Pretax income (loss):                        -----      -----
 Underwriting:
  GAAP underwriting result                    $(61)       (51)
  Net investment income                        219        218
  Realized investment gains                     43         93
  Other                                        (10)       (19)
                                               ---        ---
    Total underwriting                         191        241
 Asset management-investment banking            24         23
 Parent and other                              (22)       (19)
                                               ---        ---
    Income from continuing operations
       before income taxes                     193        245
Income tax expense                              39         53
                                               ---        ---
    Income from continuing operations          154        192
Loss from discontinued operations,
   net of taxes                                  -        (67)
                                               ---        ---
    Net income                                $154        125
                                               ===        ===

Diluted net income per common share          $0.83       0.68
                                              ====       ====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

                          Underwriting
                          ------------

The following summarizes key financial results by underwriting business segment:
                                                  Three Months
                           % of 1998             Ended March 31
                            Written              --------------
($ in Millions)             Premiums            1998        1997
                           ---------            ----        ----
Specialized Commercial:
 Written Premiums             29%               $292         300
 Underwriting Result                             $(6)         (3)
 Combined Ratio                                103.9       101.5

Commercial:
 Written Premiums             20%               $198         241
 Underwriting Result                            $(12)        (16)
 Combined Ratio                                106.2       112.6

Personal Insurance:
 Written Premiums             17%               $175         175
 Underwriting Result                             $(4)        (23)
 Combined Ratio                                103.1       112.9

Medical Services:
 Written Premiums             10%                $95          95
 Underwriting Result                            $(28)          4
 Combined Ratio                                125.0       105.6
                             ---               -----       -----

   Total St. Paul
    Fire and Marine:
  Written Premiums            76%               $760         811
  Underwriting Result                           $(50)        (38)
  Combined Ratio                               108.1       107.7

St. Paul International
 Underwriting:
 Written Premiums              9%                $87          53
 Underwriting Result                            $(19)         (7)
 Combined Ratio                                120.8       113.9
                              ---              -----       -----

Total Worldwide
 Insurance Operations:
  Written Premiums            85%               $847         864
  Underwriting Result                           $(69)        (45)
  Combined Ratio                               109.2       108.1

St. Paul Re:
 Written Premiums             15%               $154         165
 Underwriting Result                              $8          (6)
 Combined Ratio                                 99.2       104.2
                             ---               -----       -----

Total Underwriting:
 Written Premiums            100%             $1,001       1,029
 GAAP Underwriting Result                       $(61)        (51)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio                    72.8        74.2
 Underwriting Expense Ratio                     34.7        33.3
                                               -----       -----
 Combined Ratio                                107.5       107.5
                                               =====       =====

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued

Written Premiums
----------------
First quarter written premiums of $1.00 billion were 3% below the comparable 1997 total of $1.03 billion. Premium volume in The St. Paul's Commercial segment was down $43 million, or 18%, from 1997's first quarter. Competitive pressures in this market sector are intense, resulting in price declines and severely limiting opportunities for new business. In addition, premium volume in last year's first quarter included certain business from Northbrook Holdings (acquired in August
1996) that was purposely not renewed in subsequent periods. The Reinsurance segment experienced an $11 million decline in premiums from the first quarter of 1997, reflecting the soft demand for reinsurance products throughout domestic and international markets.

The International segment posted a $34 million increase in premium volume over the first quarter of 1997. New business in Europe and Canada, in addition to approximately $10 million of volume from The St. Paul's new operation in Botswana, accounted for the strong increase over 1997. In March 1998, St. Paul International sold the renewal rights to its personal insurance business in the United Kingdom for approximately $4 million in order to focus on its commercial and surety underwriting operations. That business accounted for approximately $57 million of The St. Paul's written premium volume for the year 1997.

Premiums written in the Personal Insurance and Medical
Services segments in the first three months of 1998 were level with the same period of 1997, while Specialized Commercial premiums were down 3%.

Underwriting Results
--------------------
The first quarter GAAP underwriting loss was $61 million, compared with a loss of $51 million in the first quarter of 1997. A sharp deterioration in Medical Services results and an increase in catastrophe losses were to a significant extent offset by favorable prior year loss development in several of The St. Paul's underwriting business segments. Pretax catastrophe losses totaled $39 million in the first three months of 1998, compared with losses of just $5 million in the same period of 1997. The majority of 1998 losses originated from tornadoes in the Midwest and South and ice storms in Canada. The lack of premium growth in the first quarter negatively impacted the underwriting operations' expense ratio, which, at 34.7, was 1.4 points worse than 1997's first quarter ratio. Agent and broker commission expenses as a percentage of premiums written were higher in 1998 than in 1997, reflecting the intense competition to retain existing business and underwrite new business throughout the property-liability industry.

Key factors in the change in underwriting results from 1997 were as follows:

     -  Medical Services - $32 million worse than 1997 -
        An increase in the severity of prior year loss development on medical malpractice coverages was the primary factor in the deterioration from 1997.

     -  Personal Insurance - $19 million better than 1997 -
        Improvements in both current year loss
        experience and prior year loss development contributed to the favorable 1998 result.

     - Reinsurance - $14 million better than 1997 - The absence of significant catastrophe losses in this segment and substantial favorable prior year loss development accounted for the improvement over 1997.

     -  International - $12 million worse than 1997 -
        Catastrophe losses resulting from ice storms in Canada and adverse loss development on personal insurance coverages in Europe were the major factors in the 1998 underwriting loss.

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued

Investments
-----------
The St. Paul's underwriting operations posted first quarter pretax investment income of $219 million in 1998, virtually level with first quarter 1997 income of $218 million. The lack of written premium growth and an increase in insurance losses paid in recent quarters have resulted in a decline in new funds available for investment. In addition, market yields available on new investments continue to decline.
These factors accounted for the negligible increase in investment income in the first quarter of 1998. The weighted average pretax yield on the fixed maturities portfolio was 6.9% at the end of the quarter, down from 7.1% at the same time in 1997. Approximately 97% of that portfolio is rated at investment grade levels (BBB or better).

Pretax realized investment gains of $43 million in the first quarter largely resulted from the sale of equity investments.
Gains of $93 million in the first quarter of 1997 were fueled by sales of equity and venture capital holdings.


            Environmental and Asbestos Claims
            ---------------------------------

The St. Paul's underwriting operations continue to receive claims alleging injuries from environmental pollution or alleging covered property damages for the cost to clean up polluted sites. The company also receives asbestos injury claims arising out of product liability coverages under general liability policies. The vast majority of these claims arise from policies written many years ago. The St. Paul's alleged liability for both environmental and asbestos claims is complicated by significant legal issues, primarily pertaining to the scope of coverage. In the company's opinion, court decisions in certain jurisdictions have tended to broaden insurance coverage beyond the intent of the original policies.

The company's ultimate liability for environmental claims is difficult to estimate because of these issues. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate The St. Paul's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

Estimating the ultimate liability for asbestos claims is equally difficult. The primary factors influencing the estimate of the total cost of these claims are case law and a history of prior claim development, both of which are still developing.

The table on the next page represents a reconciliation of total gross and net environmental reserve development for the three months ended March 31, 1998, and the years ended Dec. 31, 1997 and 1996. Amounts in the "net" column are reduced by reinsurance recoverable.

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued


                             1998           1997           1996
Environmental           (three months)     ------         ------
-------------          --------------
(in millions)           Gross     Net   Gross    Net   Gross    Net
                        -----     ---   -----    ---   -----    ---
Beginning reserves       $563     373     581    368     528    319
Reserves acquired           -       -       -      -      18      7
Incurred losses             6       7      18     32      67     72
Paid losses               (15)    (14)    (36)   (27)    (32)   (30)
                          ---     ---     ---    ---     ---    ---
Ending reserves          $554     366     563    373     581    368
                          ===     ===     ===    ===     ===    ===

Many significant environmental claims currently being brought against the insurance industry arise out of contamination that occurred 20 to 30 years ago. Since 1970, The St. Paul's commercial general liability policy form has included a specific pollution exclusion, and, since 1986, an industry standard absolute pollution exclusion for policies underwritten in the United States.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 1998, and the years ended Dec. 31, 1997 and 1996.

                             1998           1997            1996
Asbestos                (three months)     ------          ------
--------                -------------
(in millions)           Gross     Net    Gross   Net   Gross    Net
                        -----     ---    -----   ---   -----    ---
Beginning reserves       $271     153     278    169     283    158
Reserves acquired           -       -       -      -       6      6
Incurred losses             5       2      25     (1)     12     18
Paid losses                (7)     (1)    (32)   (15)    (23)   (13)
                          ---     ---     ---    ---     ---    ---
Ending reserves          $269     154     271    153     278    169
                          ===     ===     ===    ===     ===    ===

Most of the asbestos claims the company has received pertain to policies written prior to 1986. Since 1986, for policies underwritten in the United States, The St. Paul's commercial general liability policy has included the industry standard absolute pollution exclusion, which the company believes applies to asbestos claims.

The St. Paul's reserves for environmental and asbestos losses at March 31, 1998 represent its best estimate of its ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, the company cannot give assurances that its ultimate liability for environmental and asbestos losses will, in fact, match current reserves. The company continues to evaluate new information and developing loss patterns, but it believes any future additional loss provisions for environmental and asbestos claims will not materially impact the results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at March 31, 1998, of $823 million represented approximately 7% of gross consolidated reserves of $11.72 billion.

      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Management's Discussion, Continued


           Asset Management-Investment Banking
           -----------------------------------

The company's portion of pretax earnings from The John Nuveen
Company (Nuveen) was $24 million in the first quarter of 1998, compared with $23 million in 1997's first quarter. The company holds a 77% interest in Nuveen.

Asset management revenues of $64 million in the first quarter were $14 million, or 28%, higher than in the same period of 1997. The increase was primarily due to Nuveen's acquisition of Rittenhouse Financial Services, Inc., which manages individual equity and balanced accounts for affluent investors, in September 1997. The Rittenhouse acquisition added approximately $9 billion to Nuveen's managed asset base. Total managed assets grew to $51.3 billion at March 31, 1998, an increase of $1.7 billion over year-end 1997. Growth in the market value of underlying assets, together with new product sales during the quarter, accounted for the increase.

Nuveen's gross product sales in the first quarter of 1998 totaled $1.7 billion, consisting of $1.1 billion in managed accounts, $395 million in mutual funds and $167 million in unit investment trusts. Gross product sales in the same 1997 period were $493 million.

                    Capital Resources
                    -----------------

Common shareholders' equity grew to $4.8 billion at March 31, 1998, an increase of nearly $200 million over year-end 1997. In addition to the impact of first quarter net income on shareholders' equity, the after-tax unrealized appreciation on The St. Paul's investment portfolio increased by $58 million during the quarter. Total debt outstanding at March 31, 1998 of $655 million declined $128 million from year-end 1997, largely due to Nuveen's repayment of $70 million of short-term borrowings and $15 million of other notes payable. After final payment of its ESOP debt in the first quarter, The St. Paul's debt at March 31, 1998 was largely comprised of medium-term notes ($512 million) and commercial paper ($128 million). The medium-term notes bear a weighted-average interest rate of 7.1%. The ratio of total debt to total capitalization of 12% declined from the year-end 1997 ratio of 14%.

The company anticipates that any major capital expenditures during the remainder of 1998 would involve acquisitions of existing businesses. In February 1998, The St. Paul's board of directors rescinded management's authority for repurchasing common shares of the company. There are no major capital improvements planned for the remainder of 1998.

The merger with USF&G Corporation was a noncash, tax-free exchange of stock accounted for on a pooling-of-interests basis. The St. Paul anticipates incurring a pretax charge of approximately $500 million in the second quarter of 1998 for restructuring and other nonrecurring charges related to the USF&G merger.

The company's ratio of earnings to fixed charges was 11.29 for the first three months of 1998, compared with 13.59 for the same period of 1997. The company's ratio of earnings to combined fixed charges and preferred stock dividends was 8.10 for the first three months of 1998, compared with 9.80 for the same period of 1997. Fixed charges consist of interest expense and one-third of rental expense, which is considered to be representative of an interest factor.

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Management's Discussion, Continued


                          Liquidity
                          ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the short- and long-term cash requirements of its business segments. Net cash provided by operations was $51 million in the first three months of 1998, compared to $64 million in the same period of 1997. Cash flows in The St. Paul's underwriting operations declined $7 million from the first quarter of 1997, primarily due to the decline in written premiums. Operational cash flows at The John Nuveen Company were also down from first quarter 1997, primarily due to the repayment of short-term borrowings.

                      Year 2000 Issues
                      ----------------

Many computer systems in the world have the potential of being disrupted at the turn of the century due to programming limitations that may cause the two-digit year code of "00" to be recognized as the year 1900, instead of 2000. For several years, The St. Paul has been evaluating its financial and operational computer systems to determine the impact of the "Year 2000" issue on those systems. With the completion of the merger with USF&G Corporation, The St. Paul has further evaluated USF&G's activities to become "Year 2000" compliant. The St. Paul has developed and implemented plans to address the required system modifications., and does not expect the financial impact of making these modifications to be material to its results of operations, cash flows or consolidated financial position.

The St. Paul also faces potential "Year 2000" claims stemming from coverages offered in insurance policies it has sold to customers. In some instances, coverage is not provided under the insurance policies, while in other instances, coverage may be provided under certain circumstances. The company continues to assess its exposure to insurance claims arising from those coverages, and it is taking a number of actions to address that exposure, including individual risk evaluation and classification of high hazard exposures. Currently, The St. Paul does not believe that such claims will have a material effect on its results of operations, cash flows or consolidated financial position.

            Forward-looking Statement Disclosure
            ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that the objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of reinsurance or insurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; and various other matters, including the effects of the merger with USF&G Corporation. The St. Paul undertakes no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                 PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
           The information set forth in Note 5 to the consolidated financial statements is incorporated herein by reference.

Item 2.   Changes in Securities.
           Not applicable.

Item 3.   Defaults Upon Senior Securities.
           Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          The St. Paul held a special shareholders' meeting on April 7, 1998.

       (1) By a vote of 66,877,859 in favor, 427,887
           against and 79,339 abstaining, the shareholders approved the issuance of common stock of The St. Paul pursuant to the Agreement and Plan of Merger, dated as of January 19, 1998 among USF&G Corporation, The St. Paul and SP Merger Corporation, pursuant to which SP Merger Corporation will be merged with and into USF&G and USF&G will become a wholly owned subsidiary of The St. Paul.

          The St. Paul's annual shareholders' meeting was held on May 5, 1998.

       (1) All thirteen persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All thirteen nominees were elected by the following votes:

                                              In favor         Withheld
                                           -----------       ----------
          Michael R. Bonsignore             72,423,850          126,854
          John H. Dasburg                   72,400,544          150,160
          W. John Driscoll                  72,403,483          147,221
          Pierson M. Grieve                 72,395,933          154,771
          Thomas R. Hodgson                 72,417,868          132,836
          David G. John                     72,419,655          131,049
          William H. Kling                  72,398,247          152,457
          Douglas W. Leatherdale            72,415,736          134,968
          Bruce K. MacLaury                 72,410,117          140,587
          Glen D. Nelson                    72,422,627          128,077
          Anita M. Pampusch                 72,426,464          124,240
          Gordon M. Sprenger                72,423,192          127,512
          Patrick A. Thiele                 72,418,479          132,225

       (2) By a vote of 72,260,092 in favor, 125,187
           against and 165,425 abstaining, the shareholders ratified the selection of KPMG Peat Marwick LLP as the independent auditors for The St. Paul.

       (3) By a vote of 69,723,277 in favor, 2,674,220
           against and 153,207 abstaining, the shareholders amended the Restated Articles of Incorporation of The St. Paul to increase the number of authorized shares of voting common stock from 240 million to 480 million.

       (4) By a vote of 62,462,370 in favor, 9,056,577
           against and 1,031,757 abstaining, the
           shareholders approved The St. Paul's Amended and
           Restated 1994 Stock Incentive Plan.

       (5) By a vote of 62,126,111 in favor, 9,425,661
           against and 998,932 abstaining, the shareholders approved The St. Paul's Global Stock Option Plan.


Item 5.   Other Information.
           Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
           (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

         (b) Reports on Form 8-K.

               1)   The St. Paul filed a Form 8-K Current
                    Report dated January 19, 1998, relating to the announcement of its definitive merger agreement and stock option agreement with USF&G Corporation.

               2)   The St. Paul filed a Form 8-K Current
                    Report dated January 26, 1998, relating to the announcement of its financial results for the year ended Dec. 31, 1997.

               3)   The St. Paul filed a Form 8-K Current
                    Report dated February 26, 1998, containing the following documents for The St. Paul for the year ended Dec. 31, 1997: Audited Financial Statements, Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, Eleven-year Summary of Selected Financial Data, Independent Auditors' Report, Statement Regarding Management's Responsibility for Financial Statements, Consent of Independent Auditors and Financial Data Schedule.

               4)   The St. Paul filed a Form 8-K Current
                    Report dated April 24, 1998, relating to the consummation of its merger with USF&G
                    Corporation.

               5)   The St. Paul filed a Form 8-K Current
                    Report dated April 27, 1998, relating to the announcement of its financial results for the quarter ended March 31, 1998.

               6)   The St. Paul filed a Form 8-K Current
                    Report dated May 5, 1998, relating to the election of three former directors of USF&G Corporation to The St. Paul's board of directors, and the approval of a two-for-one common stock split to shareholders of record on May 6, 1998.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  May 12, 1998                 By  /s/ Bruce A.Backberg
                                        --------------------
                                    Bruce A. Backberg
                                    Senior Vice President
                                    and Chief Legal Counsel
                                    (Authorized Signatory)


Date:  May 12, 1998                 By  /s/ Howard E. Dalton
                                        --------------------
                                    Howard E. Dalton
                                    Senior Vice President
                                    Chief Accounting Officer

                        EXHIBIT INDEX
                       ---------------
                                                           Method of
Exhibit                                                       Filing
-------                                                    ---------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*.............................

(3)  (i) Articles of incorporation**...........................(1)
     (ii) By-laws*.............................................

(4)  Instruments defining the rights of security holders,
        including indentures*..................................

(10) Material contracts*.......................................

(11) Statement re computation of per share earnings**..........(1)

(12) Statement re computation of ratios**......................(1)

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

(27) Financial data schedule**.................................(1)

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

   (1)     Filed electronically herewith.