Form 10-Q
period 1998-06-30
ST PAUL COMPANIES INC /MN/
filed 1998-08-14
CIK 86312

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
 (Mark One)

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ------- OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1998
                                                 -------------
                                    or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ------- OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------  ------------

                      Commission File Number  0-3021
                                              ------

                        THE ST. PAUL COMPANIES, INC.
                        ---------------------------
           (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
        ---------------------                   --------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------              ---------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code    (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding on August 10, 1998, was 236,102,543.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS




                                                                 Page No.
                                                                 --------
PART I. FINANCIAL INFORMATION

      Consolidated Statements of Operations (Unaudited),
      Three Months and Six Months Ended June 30, 1998 and 1997      3


      Consolidated Balance Sheets (Unaudited),
      June 30, 1998 and December 31, 1997                           4


      Consolidated Statements of Shareholders' Equity
      (Unaudited), Six Months Ended June 30, 1998 and
      Twelve Months Ended December 31, 1997                         6


      Consolidated Statements of Comprehensive Income
      (Unaudited), Six Months Ended June 30, 1998
      and 1997                                                      7


      Consolidated Statements of Cash Flows (Unaudited),
      Six Months Ended June 30, 1998 and 1997                       8


      Notes to Consolidated Financial Statements (Unaudited)        9


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          18


PART II. OTHER INFORMATION

      Item 1 through Item 6                                        30

      Signatures                                                   31


EXHIBIT INDEX                                                      32

                      PART I    FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                                 Unaudited
                              (In thousands)

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                 -------------------      -------------------
                                    1998        1997        1998         1997
                                 -------     -------      ------       ------
Revenues:
  Premiums earned             $1,752,167   1,856,347   3,533,724    3,696,972
  Net investment income          397,656     390,331     794,547      780,411
  Realized investment gains      132,667     171,384     182,508      267,473
  Asset management-
    investment banking            74,919      59,755     146,321      118,360
  Other                           19,407      15,285      43,908       32,137
                               ---------   ---------   ---------    ---------
    Total revenues             2,376,816   2,493,102   4,701,008    4,895,353
                               ---------   ---------   ---------    ---------
Expenses:
  Insurance losses and loss
    adjustment expenses        1,662,018   1,321,084   2,933,872    2,647,041
  Life policy benefits            61,994      62,348     121,631      121,636
  Policy acquisition expenses    416,998     443,241     850,116      869,870
  Operating and administrative   682,454     275,509     991,710      556,643
                               ---------   ---------   ---------    ---------
    Total expenses             2,823,464   2,102,182   4,897,329    4,195,190
                               ---------   ---------   ---------    ---------
    Income (loss) from
     continuing operations
     before income taxes        (446,648)    390,920    (196,321)     700,163
Income tax expense (benefit)    (149,367)    101,978     (93,718)     174,053
                               ---------   ---------   ---------    ---------
    Income (loss) from
       continuing operations    (297,281)    288,942    (102,603)     526,110
  Loss on disposal of
   discontinued operations,
   net of taxes                        -           -           -      (67,750)
                               ---------   ---------   ---------    ---------
    Net income (loss)          ($297,281)    288,942    (102,603)     458,360
                               =========   =========   =========    =========
Basic earnings (loss) per
 common share:
  Income (loss) from
   continuing operations          ($1.28)       1.25       (0.46)        2.26
  Loss from discontinued
   operations                          -           -           -        (0.30)
                               ---------   ---------   ---------    ---------
    Net income (loss)             ($1.28)       1.25       (0.46)        1.96
                               =========   =========   =========    =========
Diluted earnings (loss) per
 common share:
  Income (loss) from
   continuing operations          ($1.28)       1.15       (0.46)        2.09
  Loss from discontinued
   operations                          -           -           -        (0.27)
                               ---------   ---------   ---------    ---------
    Net income (loss)             ($1.28)       1.15       (0.46)        1.82
                               =========   =========   =========    =========
Dividends declared on
 common stock                     $ 0.25       0.235        0.50         0.47
                               =========   =========   =========    =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                 Unaudited
                              (In thousands)


                                                    June 30,     December 31,
ASSETS                                                1998          1997
------                                             ----------     ----------

Investments:
  Fixed maturities, at estimated market value     $20,843,281     20,945,219
  Equities, at estimated market value               1,146,784      1,052,370
  Real estate, at cost less accumulated
    depreciation of $100,985 (1997; $93,015)          915,659        985,317
  Mortgage loans, at cost                             702,035        640,734
  Venture capital, at estimated market value          491,817        461,892
  Other investments                                   932,599        923,933
  Short-term investments, at cost                     974,492        970,568
                                                   ----------     ----------
   Total investments                               26,006,667     25,980,033
Cash                                                  129,107        113,175
Investment banking inventory securities                43,602        130,203
Reinsurance recoverables:
  Unpaid losses                                     4,043,507      3,839,051
  Paid losses                                         126,515        128,422
Ceded unearned premiums                               343,115        376,343
Receivables:
  Underwriting premiums                             2,276,459      2,213,926
  Interest and dividends                              345,512        355,970
  Other                                               137,761        104,727
Deferred policy acquisition expenses                  837,490        872,460
Deferred income taxes                               1,216,008      1,213,790
Office properties and equipment, at cost
  less accumulated depreciation
  of $397,536 (1997; $369,414)                        532,890        602,381
Goodwill                                              599,428        618,528
Other assets                                          810,131        809,819
                                                   ----------     ----------
   Total assets                                   $37,448,192     37,358,828
                                                   ==========     ==========

 See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                                 Unaudited
                              (In thousands)

                                                    June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1998           1997
------------------------------------              -----------    -----------

Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses             $18,646,485     18,153,080
  Future policy benefits                            3,876,671      3,816,050
  Unearned premiums                                 3,392,302      3,528,234
                                                   ----------     ----------
   Total insurance reserves                        25,915,458     25,497,364
Debt                                                1,075,895      1,304,008
Payables:
  Income taxes                                        224,717        303,549
  Reinsurance premiums                                305,611        258,495
  Accrued expenses and other                        1,481,548      1,327,549
Other liabilities                                   1,453,391      1,556,995
                                                   ----------     ----------
   Total liabilities                               30,456,620     30,247,960
                                                   ----------     ----------
Company-obligated mandatorily redeemable
  preferred securities of subsidiaries                502,700        502,700
                                                   ----------     ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 945 shares
  outstanding (956 shares in 1997)                    136,320        137,892
Guaranteed obligation - PSOP                         (121,167)      (121,167)
                                                   ----------     ----------
   Total preferred shareholders' equity                15,153         16,725
                                                   ----------     ----------
Common:
Common stock, 480,000 shares authorized;
 235,848 shares outstanding
 (233,130 shares in 1997)                           2,120,746      2,057,108
Retained earnings                                   3,509,146      3,720,140
Guaranteed obligation - ESOP                                -         (8,453)
Accumulated other comprehensive income:
  Unrealized appreciation                             866,335        845,811
  Unrealized loss on foreign currency translation     (22,508)       (23,163)
                                                   ----------     ----------
   Total accumulated other comprehensive income       843,827        822,648
                                                   ----------     ----------
   Total common shareholders' equity                6,473,719      6,591,443
                                                   ----------     ----------
   Total shareholders' equity                       6,488,872      6,608,168
                                                   ----------     ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity          $37,448,192     37,358,828
                                                   ==========     ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                                 Unaudited
                              (In thousands)
                                                       Six         Twelve
                                                   Months Ended Months Ended
                                                     June 30,   December 31,
                                                       1998         1997
                                                   ------------ ------------

Preferred shareholders' equity:
Series B convertible preferred stock:
  Beginning of period                                 $137,892       142,131
  Redemptions during period                             (1,572)       (4,239)
                                                    ----------    ----------
     End of period                                     136,320       137,892
                                                    ----------    ----------
Guaranteed obligation - PSOP:
  Beginning of period                                 (121,167)     (126,068)
  Principal payments                                         -         4,901
                                                    ----------    ----------
     End of period                                    (121,167)     (121,167)
                                                    ----------    ----------
     Total preferred shareholders' equity               15,153        16,725
                                                    ----------    ----------
Common shareholders' equity:
Common stock:
  Beginning of period                                2,057,108     1,895,608
  Stock issued under stock incentive plans              44,110        32,421
  Stock issued for preferred shares redeemed             3,777         8,708
  Stock issued for acquisitions                              -       113,264
  Reacquired common shares                                   -       (13,892)
  Other                                                 15,751        20,999
                                                    ----------    ----------
     End of period                                   2,120,746     2,057,108
                                                    ----------    ----------
Retained earnings:
  Beginning of period                                3,720,140     3,097,261
  Net income (loss)                                   (102,603)      929,292
  Dividends declared on common stock                  (108,972)     (186,036)
  Dividends declared on preferred stock,
    net of taxes                                        (4,269)      (10,304)
  Reacquired common shares                                   -      (114,232)
  Premium on preferred shares
   converted or redeemed                                (2,205)       (4,052)
  Other changes during period                            7,055         8,211
                                                    ----------    ----------
     End of period                                   3,509,146     3,720,140
                                                    ----------    ----------
Guaranteed obligation - ESOP:
  Beginning of period                                   (8,453)      (20,353)
  Principal payments                                     8,453        11,900
                                                    ----------    ----------
     End of period                                           -        (8,453)
                                                    ----------    ----------
Unrealized appreciation, net of taxes:
  Beginning of period                                  845,811       679,381
  Change during the period                              20,524       166,430
                                                    ----------    ----------
     End of period                                     866,335       845,811
                                                    ----------    ----------
Unrealized loss on foreign currency
translation, net of taxes:
  Beginning of period                                  (23,163)      (20,500)
  Currency translation adjustments                         655        (2,663)
                                                    ----------    ----------
     End of period                                     (22,508)      (23,163)
                                                    ----------    ----------
     Total common shareholders' equity               6,473,719     6,591,443
                                                    ----------    ----------
     Total shareholders' equity                     $6,488,872     6,608,168
                                                    ==========    ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Comprehensive Income
                                 Unaudited
                              (In thousands)




                                      Three Months Ended     Six Months Ended
                                           June 30               June 30
                                      ------------------     ----------------
                                          1998      1997       1998      1997
                                        ------    ------     ------    ------
                                                 (In thousands)


Net income (loss),                   $(297,281)  288,942   (102,603)  458,360
                                       -------   -------    -------   -------
Other comprehensive income,
 net of taxes:
  Change in unrealized appreciation    (27,881)  198,086     20,524  (113,420)
  Change in unrealized loss on
      foreign currency translation      (4,197)   (1,037)       655     5,299
                                       -------   -------    -------   -------
      Other comprehensive income       (32,078)  197,049     21,179  (108,121)
                                       -------   -------    -------   -------
      Comprehensive income (loss)    $(329,359)   485,991   (81,424)  350,239
                                       =======   =======    =======   =======



See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)


                                                        Six Months Ended
                                                            June 30
                                                     ---------------------
                                                      1998            1997
                                                      ----            ----
OPERATING ACTIVITIES
  Net income (loss)                              ($102,603)        458,360
  Adjustments:
    Change in net property-liability
      insurance reserves                           219,047         (60,548)
    Change in insurance premiums receivable        (58,182)        (62,697)
    Change in asset management balances             (3,122)         63,063
    Realized investment gains                     (182,508)       (267,473)
    Provision for loss on disposal
      of discontinued operations                         -          67,750
    Other                                          108,651          61,049
                                                 ---------       ---------
      Net Cash Provided by
        (Used in) Operating Activities             (18,717)        259,504
                                                 ---------       ---------
     Cash outflow resulting from
      sale of discontinued operations              (13,772)        (20,284)
                                                 ---------       ---------

INVESTING ACTIVITIES
Purchase of investments                         (2,288,072)     (2,887,202)
Proceeds from sales and
  maturities of investments                      2,433,067        2,757,640
Change in short-term investments                    16,274          (31,580)
Change in open security transactions               100,849           76,430
Net purchases of office
  properties and equipment                         (51,553)         (70,691)
Other                                               22,175          (12,878)
                                                 ---------       ----------
      Net Cash Provided by
         (Used in) Investing Activities            232,740         (168,281)
                                                 ---------       ----------
FINANCING ACTIVITIES
Net deposits for universal life
  and investment contracts                          49,805          156,007
Dividends paid on common and preferred stock      (102,887)        (102,734)
Proceeds from issuance of debt                      36,190          182,186
Repayment of debt                                 (193,827)        (103,155)
Redemption of preferred shares                           -         (199,981)
Repurchase of common shares                              -         (102,004)
Proceeds from issuance of company-obligated
  mandatorily redeemable preferred
  securities of subsidiaries                             -           98,871
Stock options exercised and other                   26,400           18,471
                                                 ---------        ---------
       Net Cash Used in Financing Activities      (184,319)         (52,339)
                                                 ---------        ---------
Effect of exchange rate changes on cash                  -               44
                                                 ---------        ---------
      Increase in cash                              15,932           18,644
      Cash at beginning of period                  113,175          109,855
                                                 ---------        ---------
      Cash at end of period                       $129,107          128,499
                                                 =========        =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                                 Unaudited
                               June 30, 1998


Note 1  Basis of Presentation
-----------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries (The St. Paul), and have been prepared in conformity with generally accepted accounting principles.

On April 24, 1998, The St. Paul completed its merger with USF&G Corporation (USF&G) in a tax-free exchange of stock accounted for as a pooling-of-interests. The unaudited consolidated financial statements for all current year and prior year periods in this report reflect the combined accounts and results of operations of The St. Paul and USF&G. The accounting policies employed by The St. Paul and USF&G prior to the merger were consistent in all respects except for the method of accounting for certain workers' compensation loss reserves. See Note 8 on pages 16 and 17 of this report for further information about the adjustment recorded to conform the accounting policies of The St. Paul and USF&G with regard to these reserves.

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

All references in the consolidated financial statements and related footnotes to per share amounts and to the number of common shares for both 1998 and 1997 reflect the effect of the 2-for-1 stock split which occurred on May 6, 1998 (See Note 9).

In the third quarter of 1998, The St. Paul intends to file with the Securities and Exchange Commission audited financial statements reflecting the combined accounts and results of operations of The St. Paul and USF&G as of Dec. 31, 1997 and 1996, and for the years ended Dec. 31, 1997, 1996 and 1995.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Note 2  Earnings (Loss) per Share
---------------------------------

Earnings (loss) per common share (EPS) amounts were calculated by dividing net income (loss), as adjusted, by the adjusted average common shares outstanding.

                                    Three Months Ended       Six Months Ended
                                         June 30                  June 30
                                    -------------------     ----------------
                                       1998        1997       1998      1997
                                      ------     ------      -----    ------
                                                 (In thousands)

BASIC
Net income (loss), as reported     ($297,281)   288,942   (102,603)  458,360
Dividends on preferred stock,
  net of taxes                        (2,120)    (2,168)    (4,269)   (6,012)
Premium on preferred
  shares redeemed                     (1,361)      (651)    (2,205)     (911)
                                    --------   --------   --------  --------
   Net income (loss)
    available to common shares     ($300,762)   286,123   (109,077)  451,437
                                    ========   ========   ========  ========

DILUTED
Net income (loss), as reported     ($297,281)   288,942   (102,603)  458,360
Dividends on preferred stock,
   net of taxes                       (2,120)         -     (4,269)   (1,659)
Premium on preferred
  shares redeemed                     (1,361)      (651)    (2,205)     (911)
Dividends on convertible monthly
  income preferred securities,
  net of taxes                             -      2,019          -     4,037
Additional PSOP expense due
  to assumed conversion of
  preferred stock, net of taxes            -       (666)         -    (1,336)
Interest expense on zero
  coupon bonds,net of taxes                -        779          -     1,542
                                    --------   --------   --------  --------
   Net income (loss), as adjusted  ($300,762)   290,423   (109,077)  460,033
                                    ========   ========   ========  ========

AVERAGE COMMON
  SHARES OUTSTANDING
Basic                                235,160    229,611    234,670   230,211
                                    ========   ========   ========  ========
Diluted                              235,160    252,362    234,670   252,701
                                    ========   ========   ========  ========

EARNINGS (LOSS) PER SHARE
Basic                                 ($1.28)      1.25      (0.46)     1.96
                                    ========   ========   ========  ========
Diluted                               ($1.28)      1.15      (0.46)     1.82
                                    ========   ========   ========  ========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Diluted EPS is the same as Basic EPS for both periods of 1998 because Diluted EPS calculated in accordance with Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share," for The St. Paul's loss from continuing operations, results in a lesser loss per share than the Basic EPS calculation does. The provisions of SFAS No. 128 prohibit this "anti-dilution" of earnings per share, and require that the larger Basic loss per share also be reported as the Diluted loss per share figure.

Average common shares outstanding for diluted EPS in 1997 include the common and common equivalent shares outstanding for the period and common shares that would be issuable upon conversion of preferred stock, the company-obligated mandatorily redeemable preferred securities of St. Paul Capital L.L.C. (monthly income preferred securities) and the zero coupon convertible notes.


Note 3  Investments
-------------------

Investment Activity. A summary of investment transactions is presented below.

                                          Six Months Ended June 30
                                         --------------------------
                                               1998           1997
                                             ------         ------
                                                 (In thousands)
Purchases:
  Fixed maturities                       $1,145,945      1,878,844
  Equities                                  820,247        721,728
  Real estate                                36,124         75,187
  Mortgage loans                            112,454         94,747
  Venture capital                            85,702         57,222
  Other investments                          87,600         59,474
                                          ---------      ---------
    Total purchases                       2,288,072      2,887,202
                                          ---------      ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                   241,138      1,083,017
    Maturities and redemptions              988,904        592,785
  Equities                                  915,194        683,907
  Venture capital                            42,825        180,973
  Real estate                               120,306        154,995
  Mortgage loans                             52,832         12,191
  Other investments                          71,868         49,772
                                          ---------      ---------
    Total sales and maturities            2,433,067      2,757,640
                                          ---------      ---------
    Net purchases (sales)                 ($144,995)       129,562
                                          =========      =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation recorded in common shareholders' equity was as follows:


                                Six Months Ended     Twelve Months Ended
                                 June 30, 1998        December 31, 1997
                               -----------------     ------------------
                                              (In thousands)

Fixed maturities                         $33,231             399,832
Equities                                  12,039              61,969
Venture capital                           11,541            (154,826)
Life deferred policy acquisition
  costs and policy benefits              (27,798)            (50,692)
                                        --------            --------
  Total change in pretax
     unrealized appreciation              29,013             256,283

  Change in deferred taxes                (8,489)            (89,853)
                                        --------            --------
  Total change in unrealized
   appreciation, net of taxes            $20,524             166,430
                                        ========            ========


Note 4  Income Taxes
--------------------

The components of income tax expense (benefit) on continuing operations are as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30                 June 30
                                  -----------------       -----------------
                                     1998      1997          1998       1997
                                   ------    ------        ------     ------
                                                (In thousands)

Federal current tax
  expense (benefit)              $(7,025)   102,451        44,468    186,285
Federal deferred tax benefit    (147,313)    (6,690)     (152,588)   (24,578)
                                 -------    -------       -------    -------
  Total federal income tax
    expense (benefit)           (154,338)    95,761      (108,120)   161,707
Foreign income taxes               3,484      4,723        10,382      9,329
State income taxes                 1,487      1,494         4,020      3,017
                                 -------    -------       -------    -------
  Total income tax expense
   (benefit) on continuing
    operations                 $(149,367)   101,978       (93,718)   174,053
                                 =======    =======       =======    =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Note 5  Contingent Liabilities
------------------------------

In the ordinary course of conducting business, the company and some of its subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by those companies. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of The St. Paul's operations in certain ways. Although it is possible that the settlement of a contingency may be material to the company's results of operations and liquidity in the period in which the settlement occurs, the company believes that the total amounts that it or its subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on its overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental and Asbestos Claims" in Management's Discussion and Analysis for information on these claims.


Note 6  Debt
------------

Debt consists of the following:

                                June 30,                   December 31,
                                  1998                         1997
                           -------------------         -------------------
                              Book        Fair             Book       Fair
                             Value       Value            Value      Value
                            ------      ------          -------     -------
                                           (In thousands)

Medium-term notes         $511,917     531,400         511,920     529,000
Commercial paper           203,963     203,963         168,429     168,429
8 3/8% senior notes        149,650     159,000         149,592     159,060
Zero coupon
  convertible notes        108,645     126,500         106,838     122,307
7 1/8% senior notes         79,836      83,700          79,824      82,680
Real estate mortgages       19,884      20,100          19,900      20,491
Nuveen debt                  2,000       2,000          84,500      84,600
7% senior notes                  -           -         145,225     145,744
Credit facility                  -           -          35,000      35,000
Guaranteed ESOP debt             -           -           2,780       2,800
                         ---------   ---------       ---------   ---------
    Total debt          $1,075,895   1,126,663       1,304,008   1,350,111
                         =========   =========       =========   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Note 7  Segment Information
---------------------------

In connection with the merger with USF&G, The St. Paul performed a reassessment of its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on the merged organizational structure and related operating segment manager responsibilities, The St. Paul has redefined its reportable segments as follows:

                             Three Months Ended        Six Months Ended
                                  June 30                  June 30
                          -----------------------    ---------------------
                                 1998        1997        1998         1997
                               ------      ------      ------       ------
Revenues from Continuing
Operations                                   (In thousands)
Property-Liability
Insurance:
 Worldwide Insurance
  Operations               $1,463,105   1,490,811   2,919,826    2,987,091
  Reinsurance                 263,071     339,336     563,657      656,574
                            ---------   ---------   ---------    ---------
  Total premiums earned     1,726,176   1,830,147   3,483,483    3,643,665
  Net investment income       331,130     326,827     662,893      657,334
  Realized investment gains   129,621     168,980     177,111      262,943
  Other                        15,726      11,523      34,452       25,241
                            ---------   ---------   ---------    ---------
   Total property-
    liability insurance     2,202,653   2,337,477   4,357,939    4,589,183
                            ---------   ---------   ---------    ---------
Life insurance                 94,094      86,247     183,959      170,865
                            ---------   ---------   ---------    ---------
Asset management-
 investment banking            76,344      60,279     148,813      121,401
                            ---------   ---------   ---------    ---------
   Total reportable
     segments               2,373,091   2,484,003   4,690,711    4,881,449
Parent company and
  eliminations                  3,725       9,099      10,297       13,904
                            ---------   ---------   ---------    ---------
     Total revenues        $2,376,816   2,493,102   4,701,008    4,895,353
                            =========   =========   =========    =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued




                              Three Months Ended        Six Months Ended
                                   June 30                   June 30
                             --------------------    ---------------------
                                 1998        1997        1998         1997
                               ------      ------      ------       ------
Income (Loss) from Continuing
 Operations Before Income Taxes              (In thousands)
Property-Liability
Insurance:
 Worldwide Insurance
  Operations                ($503,682)    (64,398)   (611,895)    (149,463)
 Reinsurance                    1,867      (1,053)     16,079        1,944
                            ---------   ---------   ---------    ---------
  Total GAAP
   underwriting result       (501,815)    (65,451)   (595,816)    (147,519)
  Net investment income       331,130     326,827     662,893      657,334
  Realized investment gains   129,621     168,980     177,111      262,943
  Other                      (223,276)    (23,226)   (252,051)     (44,763)
                            ---------   ---------   ---------    ---------
   Total property-
    liability insurance      (264,340)    407,130      (7,863)     727,995
                            ---------   ---------   ---------    ---------
Life insurance                (33,964)     12,333     (14,946)      25,288
                            ---------   ---------   ---------    ---------
Asset management-
investment banking:
  Pretax income before
   minority interest           33,077      28,866      64,527       58,060
  Minority interest            (7,984)     (7,436)    (15,817)     (13,926)
                            ---------   ---------   ---------    ---------
  Total asset
   management-investment
   banking                     25,093      21,430      48,710       44,134
                            ---------   ---------   ---------    ---------
   Total reportable
     segments                (273,211)    440,893      25,901      797,417
Parent company and
 eliminations                (173,437)    (49,973)   (222,222)     (97,254)
                            ---------   ---------   ---------    ---------
   Total income (loss)
    from continuing
    operations before
    income taxes           $(446,648)     390,920    (196,321)     700,163
                            =========   =========    ========    =========

The St. Paul recorded a $656 million pretax one-time charge in the second quarter of 1998 resulting from its merger with USF&G (See Note 8).
The charge was recorded in the following captions of the above table: $250 million in the property-liability GAAP underwriting result; $199 million in property-liability "other;"
$23 million in property-liability realized gains; $57 million in the life segment; and $127 million in "parent company and eliminations."

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Note 8  Merger with USF&G Corporation
-------------------------------------

On April 24, 1998, The St. Paul issued 66,468,572 of its common shares (as adjusted for the May 6, 1998 two-for-one stock split) in exchange for all of the outstanding common stock of USF&G Corporation, a holding company for property-liability and life insurance operations. The transaction was valued at approximately $3.7 billion, which included the assumption of USF&G's debt and capital securities. This business combination has been accounted for as a pooling-of-interests; accordingly, the consolidated unaudited financial statements for periods prior to the combination have been restated to include the accounts and results of operations of USF&G Corporation. There were no material intercompany transactions between The St. Paul and USF&G prior to the merger.

The following summarizes the results of operations previously reported by The St. Paul and USF&G, and the combined amounts included in the accompanying consolidated financial statements.



                              Three Months       Three Months     Six Months
                                 Ended              Ended           Ended
                             March 31, 1998     June 30, 1997    June 30, 1997
                            ---------------     -------------    -------------
                                          (In thousands)

Total Revenues:
 The St. Paul Companies, Inc.  $1,467,157           1,620,711       3,177,914
 USF&G Corporation                857,035             872,391       1,717,439
                                ---------           ---------       ---------
       Combined                $2,324,192           2,493,102       4,895,353
                                =========           =========       =========

Net Income:
 The St. Paul Companies, Inc.    $154,000             230,524         355,073
 USF&G Corporation                 38,113              47,416          92,403
                                ---------           ---------       ---------
       Combined                   192,113             277,940         447,476

  Conforming accounting
   adjustment, net of taxes         2,565              11,002          10,884
                                ---------           ---------       ---------
    Net income included
     accompanying financial
      statements                 $194,678             288,942         458,360
                                =========           =========       =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued



Prior to the merger, USF&G discounted all of its workers' compensation reserves to present value, whereas The St. Paul did not discount any of its loss reserves. Subsequent to the merger, The St. Paul and USF&G on a combined basis discount only tabular workers' compensation reserves using an interest rate of up to 3.5%, a rate which is allowed by all of the states in which The St. Paul is domiciled. These reserves have an ultimate cost and payment pattern that are fixed and determinable, and accordingly, may be discounted in accordance with Staff Accounting Bulletin No. 62, "Discounting by Property-Casualty Insurance Companies." The St. Paul has determined that the discounting of such reserves is the preferable accounting treatment in the circumstances because discounting these reserves more closely matches revenue and expense and more reasonably portrays the economic impact of the time value of money related to these reserves. The conforming accounting adjustment in the preceding table represents the net reduction in insurance losses and loss adjustment expenses to conform the discounting policies of the two companies with regard to these reserves. The conforming accounting adjustment resulted in a net decrease of $94 million and $95 million in the net assets of the combined organization as of June 30, 1998 and Dec. 31, 1997, respectively.

The St. Paul recorded a one-time, pretax charge of $656 million ($458 million after-tax) in the second quarter, which consisted of expenses resulting from the merger and other nonrecurring charges. The pretax charge was composed of the following components: $250 million of loss and loss adjustment expenses to reflect the application of The St. Paul's reserving policies to USF&G's property-liability loss reserves; $176 million of severance and other employee-related costs; $70 million of facilities exit costs; $67 million writedown of certain USF&G investments and other assets; $41 million writedown of deferred policy acquisition costs of the life insurance operation acquired in the merger; and $52 million of other costs, primarily transaction fees and other expenses related to the merger.


Note 9  2-for-1 Common Stock Split
----------------------------------

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


Note 10  Discontinued Operations
--------------------------------

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

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations
                               June 30, 1998

                           Consolidated Results


On April 24, 1998, The St. Paul Companies, Inc. (The St. Paul) completed its merger with USF&G Corporation (USF&G) in a tax-free exchange of stock accounted for as a pooling-of-interests. The combined organization operates under The St. Paul name and is headquartered in St. Paul, Minn. The following discussion is based on the combined results of The St. Paul and USF&G for all periods presented.

The St. Paul incurred a pretax loss from continuing operations of $447 million in the second quarter of 1998, driven by a one-time, pretax charge of $656 million ($458 million after-tax), which consisted of expenses resulting from its merger with USF&G and other nonrecurring charges. Excluding the one-time charge, The St. Paul's second quarter pretax earnings totaled $209 million in 1998, down from comparable pretax earnings from continuing operations of $391 million in the same 1997 period. The decline from 1997 primarily resulted from a significant increase in catastrophe losses and deteriorating loss experience in several segments of The St. Paul's property-liability insurance operations.

The following table summarizes The St. Paul's results for the second quarter and year-to-date.

                                     Three Months           Six Months
                                     Ended June 30         Ended June 30
(in millions)                        -------------        --------------
                                     1998     1997         1998     1997
                                     ----     ----         ----     ----
Pretax income (loss):
 Property-liability
  insurance:
   GAAP underwriting result         $(502)     (65)        (596)    (148)
   Net investment income              331      327          663      657
   Realized investment gains          130      169          177      263
   Other                             (223)     (24)        (252)     (44)
                                      ---      ---          ---      ---
    Total property-
     liability insurance             (264)     407           (8)     728
 Life insurance                       (34)      12          (15)      25
 Asset management-
  investment banking                   25       21           49       44
  Parent and other                   (174)     (49)        (222)     (97)
                                      ---      ---          ---      ---
    Income (loss) from
     continuing operations
     before income taxes             (447)     391         (196)     700
Income tax expense (benefit)         (150)     102          (93)     174
                                      ---      ---          ---      ---
    Income (loss) from
      continuing operations          (297)     289         (103)     526
 Loss from discontinued
    operations, net of taxes            -        -            -      (68)
                                      ---      ---          ---      ---
        Net income (loss)           $(297)     289         (103)     458
                                      ===      ===          ===      ===
Diluted net income (loss)
     per common share              $(1.28)    1.15        (0.46)    1.82
                                     ====     ====         ====     ====

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued

                           Consolidated Results
                           --------------------
Revenues
--------                              Three Months           Six Months
                                     Ended June 30         Ended June 30
                                     -------------         -------------
(in  millions)                       1998     1997         1998     1997
                                     ----     ----         ----     ----

Earned premiums                    $1,752    1,856        3,533    3,697
Net investment income                 398      390          795      780
Realized investment gains             133      171          183      267
Asset management-
 investment banking                    75       60          146      118
Other                                  19       16           44       33
                                  -------   ------      -------  -------
     Total revenues                $2,377    2,493        4,701    4,895
                                  =======   ======      =======  =======

Premiums earned in The St. Paul's insurance operations for the second quarter and first half of 1998 declined 6% and 4%, respectively, compared with same periods of 1997. The reduction was centered in the General Commercial segment of The St. Paul's property-liability operations, where intensely competitive market conditions over the last 12 months have negatively impacted business volume and pricing. Life insurance premiums earned were level with the second quarter of 1997 and down $3 million for the first half of the year. Realized investment gains for the second quarter and first half of 1998 declined from gains in the same periods of last year; however, the 1997 totals were unusually large due to the sale of one venture capital investment in the second quarter which generated a $129 million gain.

One-time Charges
----------------
The $656 million one-time, pre-tax charge recorded in the second quarter was composed of the following merger-related and other nonrecurring components:

 - $250 million of loss and loss adjustment expenses, to reflect the application of The St. Paul's reserving policies to USF&G's property-liability loss reserves;

 - $176 million of severance and other employee-related costs;

 - $70 million of facilities exit costs, primarily relating to lease buy-outs resulting from the anticipated consolidation of branch office locations;

 - $67 million writedown of certain USF&G investments and other assets, including a writedown in the carrying value of a portion of the former USF&G headquarters complex in Baltimore, MD;

 - $41 million writedown of deferred policy acquisition costs of the life insurance operation (F&G Life) acquired in the merger;

 - $52 million of other costs, primarily composed of transaction fees and other expenses resulting from the merger.

These charges were recorded pursuant to management's plan to integrate the operations of The St. Paul and USF&G.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued

                       Property-Liability Insurance
                       ----------------------------

The following summarizes key financial results by property-liability underwriting operation:

                                 % of      Three Months        Six Months
                                 1998     Ended June 30      Ended June 30
                               Written    -------------      -------------
($ in Millions)                Premiums    1998    1997       1998    1997
                               --------    ----    ----       ----    ----
Specialized Commercial:
  Written Premiums               34%        589     587      1,157   1,146
  Underwriting Result                     ($145)     19       (169)     26
  Combined Ratio                          127.2    98.7      117.3    99.8

General Commercial
  Written Premiums               22%       $358     459        746     923
  Underwriting Result                     ($228)    (49)      (275)    (97)
  Combined Ratio                          161.9   110.6      136.9   112.0

Personal Insurance:
  Written Premiums               20%       $358     293        692     603
  Underwriting Result                     ($121)    (19)      (138)    (56)
  Combined Ratio                          135.2   104.3      120.0   107.9
                               -----      -----   -----      -----   -----

  Total U.S. Underwriting:
  Written Premiums               76%     $1,305   1,339      2,595   2,672
  Underwriting Result                     ($494)    (49)      (582)   (127)
  Combined Ratio                          139.0   104.1      123.7   105.8

 International Underwriting:
  Written Premiums                7%       $122      95        211     148
  Underwriting Result                      ($10)    (15)       (30)    (22)
  Combined Ratio                          107.6   117.6      114.0   116.0
                               -----      -----   -----      -----   -----
  Total Worldwide Insurance
    Operations:
  Written Premiums               83%     $1,427   1,434      2,806    2,820
  Underwriting Result                     ($504)    (64)      (612)    (149)
  Combined Ratio                          136.9   104.7      123.0    106.3

Reinsurance:
  Written Premiums               17%       $318     393        594      680
  Underwriting Result                        $2      (1)        16        1
  Combined Ratio                           95.5    96.7       95.9     97.6
                               -----      -----   -----      -----    -----

Total Property-Liability
 Underwriting:
  Written Premiums              100%     $1,745   1,827      3,400    3,500
  GAAP Underwriting Result                ($502)    (65)      (596)    (148)

Statutory Combined Ratio:
  Loss and Loss Expense Ratio              96.3    72.2       84.2     72.6
  Underwriting Expense Ratio               34.2    30.8       34.4     32.0
                                          -----   -----      -----    -----
  Combined Ratio                          130.5   103.0      118.6    104.6
                                          =====   =====      =====    =====

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

               Property-Liability Insurance
               ----------------------------

Overview
--------
The table on the preceding page reflects the impact of the $250 million pretax provision for losses and loss adjustment expenses recorded in the second quarter to apply The St. Paul's reserving policies to USF&G's loss reserves subsequent to the consummation of the merger. The following table summarizes The St. Paul's consolidated "core" GAAP underwriting results excluding that one-time charge, and the impact of catastrophe losses on core underwriting results.

                                           Three Months      Six Months
                                          Ended June 30     Ended June 30
                                          -------------     -------------
($ in millions)                           1998     1997     1998     1997
                                          ----     ----     ----     ----

Core GAAP underwriting result            ($252)     (65)    (346)    (148)
Core statutory combined ratio            116.0    103.0    111.4    104.6

Pretax catastrophe losses                 $157       70      208       84
Impact on combined ratio                   9.1      3.8      6.0      2.3
                                         -----    -----    -----    -----
Core results excluding
 catastrophes:
  GAAP underwriting result                ($95)       5     (138)     (64)
  Statutory combined ratio               106.9     99.2    105.4    102.3
                                         =====    =====    =====    =====

Pretax catastrophe losses of $157 million in the second quarter resulted from severe storms in the Midwest and Southeast. Several of these storms occurred in Minnesota, where The St. Paul has a heavy concentration of business, and in Tennessee, which was one of USF&G's largest markets. The deterioration in underwriting results excluding catastrophes was largely due to intensely competitive conditions in several market sectors, particularly the small to midsized commercial segment.

The consolidated expense ratio of 34.2 for the second quarter was negatively impacted by an increase in commission expenses resulting from efforts to retain USF&G business during the integration of The St. Paul and USF&G into one organization.

Underwriting Results by Segment
-------------------------------
The following discussion focuses on core segment results excluding the impact of the $250 million one-time charge to increase USF&G's loss and loss adjustment expense reserves.

Specialized Commercial
----------------------
Written premiums in this segment totaled $589 million in the second quarter, virtually level with comparable 1997 premiums of $587 million. The St. Paul's Medical Services operation, which is now included in this segment, recorded premiums of $85 million for the quarter, down 5% from last year's second quarter total of $89 million. Medical Services posted a second quarter underwriting loss of $26 million, compared with a profit of $5 million in the same period of 1997. On a year-to-date basis, Medical Services' premium volume of $181 million was down 3%, and underwriting results were $62 million worse than 1997. Accelerating loss costs and a continuing competitive market environment which has negatively impacted pricing accounted for the deterioration in Medical Services' results. During the second quarter, The St. Paul began implementing price increases of 3% to 5% on selected physicians and surgeons' policy renewals.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

               Property-Liability Insurance
               ----------------------------

The remainder of the Specialized Commercial segment posted slight premium growth over the second quarter and first six months of 1997. Core underwriting results, however, deteriorated by almost $40 million for both the second quarter and year-to-date in comparison to 1997, primarily due to increased catastrophe losses and adverse loss development on prior years' business. The St. Paul's Surety underwriting operation, which is now the largest in the United States as a result of the USF&G merger, posted strong growth in net premium volume and a $19 million underwriting profit for the quarter.

General Commercial
------------------
Premium volume in this segment declined 22% for the quarter and 19% for the first half of the year. Prices continue to decline in this market, reflecting the continuing intense competition for small to midsized commercial business. The St. Paul does not anticipate that the pricing environment will improve during the remainder of 1998. The second quarter core underwriting loss of $108 million was severely impacted by catastrophe losses of $48 million, and a general deterioration in noncatastrophe prior year loss development across the book of business. The expense ratio for the quarter of 39.6 was over four points worse than last year's second quarter, due to the sharp decline in premium volume, initial merger-related expenses and higher commission expenses. The expense ratio is expected to improve going forward as integration efficiencies are realized. On a year-to-date basis, the core underwriting loss of $155 million was $58 million worse than 1997, with catastrophe losses of $64 million playing a large role in the deterioration. Catastrophe losses in the first half of 1997 totaled $19 million.

Personal Insurance
------------------
Second quarter and year-to-date written premium volume grew 22% and 15%, respectively, over the same periods of 1997. The majority of the increase in 1998 was due to The St. Paul's acquisition in December 1997 of Titan Holdings, Inc., a property-liability company which has a substantial book of nonstandard automobile business. The Personal Insurance segment's core underwriting loss of $86 million for the second quarter was severely impacted by catastrophe losses of $78 million. For the first half of 1998, catastrophe losses accounted for $86 million of the core underwriting loss of $103 million. Two May storms in Minnesota resulted in over 11,000 claims, accounting for nearly $50 million of this segment's catastrophe total.

The nonstandard auto business center, a market in which The St. Paul had virtually no presence prior to the merger with USF&G, provides automobile coverage for individuals who are unable to obtain standard coverage due to their inability to meet certain underwriting criteria. Premiums generated by this business center totaled $61 million in the second quarter of 1998, compared with $20 million in the same period of 1997. The core underwriting profit for the quarter was $1 million, compared with a loss of $1 million in 1997's second quarter.

International
-------------
The International segment posted premium growth of 29% for the second quarter and 42% for the first half of 1998, when compared to the same periods of 1997. New business in Europe, including business generated through The St. Paul's involvement with Lloyd's of London, was the primary factor contributing to premium growth in 1998. The Emerging Markets sector of the International segment also provided premium growth over 1997, due to new business in Botswana and South Africa. Underwriting results for the second quarter improved $5 million over the same 1997 period, but year-to-date results lag $8 million behind the first half of 1997 due to the impact of severe ice storms in Canada during the first quarter.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

               Property-Liability Insurance
               ----------------------------

Reinsurance
-----------
St. Paul Re was augmented by the addition of F&G Re and Discover Re as a result of the merger with USF&G. St. Paul Re and F&G Re underwrite both treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business. Discover Re provides products and services to the alternative risk transfer market, and provides products for self-insured companies and insurance pools, as well as ceding to and reinsuring captive insurers.

The Reinsurance segment's written premiums of $318 million in the second quarter were down 19% from the same period of 1997. Premium volume of $594 million through the first half of 1998 declined 13% from the first six months of 1997. These sizable declines in 1998 reflect soft global market conditions for this segment, resulting from excess capacity in primary reinsurance markets which has reduced the demand for reinsurance products worldwide.

Despite the premium shortfall from 1997, the Reinsurance segment posted a year-to-date underwriting profit of $16 million, compared with a profit of $1 million in the first half of 1997. The lack of catastrophe losses and favorable loss development for prior underwriting years accounted for 1998's strong performance. Year-to-date catastrophe losses totaled $5 million in 1998, compared with $7 million in 1997.

Investment Operations
---------------------
Pretax investment income in The St. Paul's property-liability operations for the second quarter and first six months of 1998 was virtually level with the same periods of 1997. The lack of written premium growth and an increase in insurance losses paid in recent quarters have resulted in a decline in new funds available for investment. In addition, market yields on new investments have continued to decline during the first half of 1998. As a result, investment income growth has been negligible for the last several quarters.

The merger with USF&G added fixed maturities investments of $5.3 billion (at cost) to The St. Paul's property-liability operations. The combined fixed maturities portfolio on June 30, 1998 of $17.1 billion had a market value on that date of $17.9 billion. Approximately 95% of those investments were rated at investment grade (BBB or above). The weighted average pretax yield on the fixed maturities portfolio was 6.8% at June 30, 1998. The USF&G merger also added lesser amounts of equities, real estate and other investments to The St. Paul's property-liability operations.

Pretax realized investment gains totaled $130 million in the second quarter, compared with gains of $169 million in last year's second quarter. Year-to-date pretax gains in 1998 of $177 million were down from last year's six-month gains of $263 million. Sales of equity security investments in favorable market conditions accounted for the majority of 1998's gains. The sale of a single venture capital investment generated pretax gains of $129 million in the second quarter of 1997.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

             Environmental and Asbestos Claims
             ---------------------------------

The St. Paul's property-liability underwriting operations continue to receive claims alleging injuries from environmental pollution or alleging covered property damages for the cost to clean up polluted sites. The company also receives asbestos injury claims arising out of product liability coverages under general liability policies. The vast majority of these claims arise from policies written many years ago. The St. Paul's alleged liability for both environmental and asbestos claims is complicated by significant legal issues, primarily pertaining to the scope of coverage. In the company's opinion, court decisions in certain jurisdictions have tended to broaden insurance coverage beyond the intent of the original policies.

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

The following table represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 1998, and the years ended Dec. 31, 1997 and 1996.
Amounts in the "net" column are reduced by reinsurance recoverables.


Environmental                 1998
-------------             (six months)         1997           1996
                          -----------          ----           ----
(in millions)             Gross    Net    Gross    Net    Gross     Net
                          -----    ---    -----    ----   -----     ---
Beginning reserves         $867    677      889     676     840     631
Reserves acquired             -      -        -       -      18       7
Incurred losses              13     15       44      58      87      92
Paid losses                 (34)   (34)     (66)    (57)    (56)    (54)
                           ----   ----     ----    ----    ----    ----
Ending reserves            $846    658      867     677     889     676
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

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

             Environmental and Asbestos Claims
             ---------------------------------

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 1998, and the years ended Dec. 31, 1997 and 1996:

Asbestos                     1998
--------                  (six months)         1997            1996
                          -----------          ----            ----
(in millions)             Gross    Net     Gross    Net    Gross    Net
                          -----    ---     -----    ---    -----    ---
Beginning reserves         $397    279       413    304      421    294
Reserves acquired             -      -         -      -        6      6
Incurred losses               5      3        22     (5)      18     25
Paid losses                 (12)    (7)      (38)   (20)     (32)   (21)
                           ----   ----      ----   ----     ----   ----
Ending reserves            $390    275       397    279      413    304
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

The St. Paul's reserves for environmental and asbestos losses at June 30, 1998 represent its best estimate of its ultimate liability for such losses, based on all information currently available. Because of the difficulty inherent in estimating such losses, however, the company cannot give assurances that its ultimate liability for environmental and asbestos losses will, in fact, match current reserves. The company continues to evaluate new information and developing loss patterns, but it believes any future additional loss provisions for environmental and asbestos claims will not materially impact its results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at June 30, 1998 of $1.24 billion represented approximately 7% of gross consolidated property-liability reserves of $18.65 billion.


                      Life Insurance
                      --------------

The St. Paul's life insurance segment is comprised of Fidelity and Guaranty Life Insurance Company and subsidiaries ("F&G Life"), acquired in the USF&G merger. F&G Life underwrites traditional life insurance and annuities, which are sold throughout the United States through independent agents, managing general agents and specialty brokerage firms.

F&G Life recorded a nonrecurring $41 million pretax charge in the second quarter, representing a writedown of deferred policy acquisition costs. The current low interest rate environment prompted a reassessment of assumptions related to future net investment spreads, premium persistency and annuitization rates, primarily related to single premium deferred annuities and tax sheltered annuities. In addition, F&G Life recorded a pretax one-time charge of $16 million as a result of the merger in the second quarter, primarily relating to severance, investment writedowns and facilities exit costs.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

                      Life Insurance
                      --------------

Highlights of F&G Life's financial performance for the second quarter and six months of 1998 and 1997 were as follows (core earnings exclude the impact of the $57 million one-time charge):

                                        Three Months        Six Months
                                       Ended June 30       Ended June 30
                                       -------------       -------------
(in millions)                          1998     1997       1998     1997
                                       ----     ----       ----     ----
Sales (annualized premiums)              $71     121        151      235
Premiums earned                          $26      26         50       53

Policy surrenders                        $62      42        114       81
Net investment income                    $67      63        132      121
Core pretax earnings
 (including realized gains)              $23      12         42       25


The decline in sales for the second quarter and first half of 1998 was primarily due to the significantly lower level of interest rates and its negative impact on fixed interest rate annuities. The demand for annuity products is affected by fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products. In an effort to balance its portfolio of fixed interest rate annuity products, F&G Life introduced an equity-indexed annuity in June 1998.

The decline in premiums earned for the first six months of 1998 was largely due to a reduction in sales of structured settlement annuities, which are sold primarily to property-liability insurers to settle insurance claims. Sales of these annuities in the second quarter were adversely impacted by disruptions caused by the merger with The St. Paul; however, sales are expected to grow in the second half of 1998 as F&G Life expands these products into The St. Paul's claim organization.

Deferred annuities and universal life products are subject to surrender by policyholders. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. Surrender activity increased in 1998 due to an increase in the size and maturity of the annuity book of business and from competition from alternative investments, primarily equity-based products.

Net investment income grew in 1998 as a result of an increasing asset base generated by positive cash flow. Despite the decline in premiums earned, core pretax earnings for the second quarter and six months of 1998 were higher than the same periods of 1997 due to improved investment spread management on annuity and universal life products and strong expense controls.

Total life insurance in force at June 30, 1998 was $10.74 billion, compared with $10.49 billion at June 30, 1997.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


            Asset Management-Investment Banking
            -----------------------------------

The St. Paul's portion of The John Nuveen Company's second quarter 1998 pretax earnings was $25 million, $4 million higher than the same period of 1997. For the first half of 1998, the company's portion of such earnings was $49 million, compared with $44 million for the first half of 1997. The company currently owns 77% of Nuveen.

Nuveen's asset management fee revenue of $67 million for the second quarter was $16 million, or 32% higher than in the same period of 1997. The increase was primarily due to Nuveen's acquisition of Rittenhouse Financial Services, Inc., which manages individual equity and balanced accounts for affluent investors, in September 1997. Year-to-date management fee revenues totaled $132 million in 1998, compared with $102 million through the first six months of 1997.

Nuveen's assets under management grew to $52.2 billion at June
30, 1998, an increase of 5% since year-end 1997.


                     Capital Resources
                     -----------------

The St. Paul's capitalization (debt, redeemable preferred securities and equity) stood at $8.07 billion at June 30, 1998, down 4% from the year-end 1997 total of $8.41 billion. Common shareholders' equity declined by $118 million in the first half of 1998 as a result of the net loss incurred during that period.

The merger with USF&G Corporation consummated in April 1998 was a tax-free exchange of stock accounted for as a pooling-of-interests. The St. Paul issued 66.5 million shares of its common stock in exchange for all of the outstanding common stock of USF&G. The transaction was valued at approximately $3.7 billion, which included the assumption of USF&G's debt and capital securities.

Total debt outstanding at the end of June was $1.08 billion, a decline of $228 million, or 17%, from the Dec. 31, 1997 total of $1.30 billion. The reduction was driven by the maturity of $145 million of 7% senior notes in May 1998, which was funded with a combination of internal funds and commercial paper issuances.
In addition, Nuveen's short-term debt outstanding declined by $83 million from year-end 1997. Approximately 48% of The St. Paul's debt outstanding at June 30, 1998 consisted of medium-term notes bearing a weighted average rate of 7.1%. Commercial paper comprised 19% of The St. Paul's total debt at the mid-point of 1998. Debt as a percentage of total capitalization at June 30, 1998, was 13%, down from 15% at year-end 1997.

The St. Paul has no plans for major capital expenditures during the remainder of 1998.

The company's year-to-date pretax loss from continuing operations was inadequate to cover "fixed charges" by $196 million and "combined fixed charges and preferred stock dividends" by $224 million. For the first six months of 1997, the company's ratio of earnings to fixed charges was 12.05, and the ratio of earnings to combined fixed charges and preferred stock dividends was 8.81. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


                         Liquidity
                         ---------

Liquidity refers to the company's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash used in operations was $19 million in the first six months of 1998, compared with cash provided by operations of $260 million in 1997. The significant decline in operational cash flows compared with 1997 was the result of an increase in insurance loss payments due to deteriorating loss experience and severe catastrophes, a decline in property-liability written premiums, and expenses paid relating to the merger with USF&G. Despite the negative operational cash flows in the first half of 1998, The St. Paul's ability to meet its short-term and long-term liquidity requirements remains intact due to the high level of readily marketable investment securities in its portfolio which generate strong levels of investment income, and the prospects for future profitable growth afforded by the merger with USF&G.

                     Year 2000 Issues
                     ----------------

Many computer systems in the world have the potential of being disrupted at the turn of the century due to programming limitations that may cause the two-digit year code of "00" to be recognized as the year 1900, instead of 2000. For several years, The St. Paul has been evaluating its financial and operational computer systems to determine the impact of the "Year 2000" issue on those systems. With the completion of the merger with USF&G Corporation, The St. Paul has further evaluated USF&G's activities to become "Year 2000" compliant. The St. Paul has developed and implemented plans to address the required system modifications, and does not expect the financial impact of making these modifications to be material to its results of operations, cash flows or consolidated financial position.

The St. Paul is coordinating with financial institutions, vendors and other entities with which it does business to identify and resolve any year 2000 issues.

The St. Paul also faces potential "Year 2000" claims stemming from coverages offered in insurance policies it has sold to customers. In some instances, coverage is not provided under the insurance policies, while in other instances, coverage may be provided under certain circumstances. The company continues to assess its exposure to insurance claims arising from those coverages, and it is taking a number of actions to address that exposure, including individual risk evaluation and classification of high hazard exposures. Currently, The St. Paul believes that, although payments of such claims could possibly have an adverse effect on its results of operations and/or cash flows, they would not have a material adverse effect on its consolidated financial position.


Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for determining when a liability should be recognized for guaranty fund and other insurance-related assessments and on the measurement of that liability. It also provides guidance on when an asset should be recognized for a portion or all

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

of the liability or paid assessment that can be recovered through premium tax offsets of policy surcharges. The SOP is effective for fiscal years beginning after December 31, 1998. The St. Paul currently intends to adopt the provisions of the SOP in the first quarter of 1999. The cumulative effect of adopting the SOP may be material to The St. Paul's results of operations in the period it is adopted; however, The St. Paul cannot at this time reasonably estimate the amount of that cumulative effect.

In February 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in benefits obligations and fair values of plan assets, and eliminates certain disclosures currently required. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The St. Paul will adopt the provisions of SFAS No. 132 for its 1998 annual financial statements. This adoption is not expected to materially change The St. Paul's current pension and postretirement disclosures, and will have no impact on net income in 1998 and succeeding years.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value.
SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999, and prohibits retroactive application to financial statements of prior periods. The St. Paul currently intends to implement the provisions of SFAS No. 133 in the first quarter of the year 2000. The St. Paul currently has limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in interest rates. The St. Paul cannot at this time reasonably estimate the potential impact of this adoption on its financial position or results of operations for future periods.


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

               3)  The St. Paul filed a Form 8-K Current
                   Report dated May 5, 1998, relating to the election of three former directors of USF&G Corporation to The St. Paul's board of directors, and the approval of a two-for-one common stock split to shareholders of record on May 6, 1998.

               4)  The St. Paul filed a Form 8-K Current
                   Report dated May 14, 1998, relating to the anticipated cost savings to be realized from the USF&G merger, and the anticipated second-quarter charge to earnings resulting from the merger.

               5)  The St. Paul filed a Form 8-K Current
                   Report dated May 22, 1998, relating to the expected pretax catastrophe losses of between $35 million and $40 million resulting from a May 15, 1998 storm in Minnesota.

               6)  The St. Paul filed a Form 8-K Current
                   Report dated June 8, 1998, relating to the expected pretax catastrophe losses of between $25 million and $30 million resulting from a May 30, 1998 storm in Minnesota and the Midwest.

               7)  The St. Paul filed a Form 8-K Current
                   Report dated July 8, 1998, relating to the anticipated total of approximately $155 million in pretax catastrophe losses for the second quarter of 1998.

               8)  The St. Paul filed a Form 8-K Current
                   Report dated August 3, 1998, relating to the announcement of its financial results for the quarter ended June 30, 1998.





                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  August 14, 1998              By  /s/ Bruce A. Backberg
                                        ---------------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                          and Chief Legal Counsel
                                       (Authorized Signatory)


Date:  August 14, 1998              By  /s/ Thomas A. Bradley
                                        ---------------------
                                        Thomas A. Bradley
                                        Senior Vice President
                                         and Corporate Controller
                                       (Principal Accounting Officer)

                       EXHIBIT INDEX
                      ---------------
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

(10) Material contracts*..........................................

(11) Statement re computation of per share earnings** ............(1)

(12) Statement re computation of ratios**.........................(1)

(15) Letter re unaudited interim financial information*...........

(18) Letter re change in accounting principles**..................(1)

(19) Report furnished to security holders*........................

(22) Published report regarding matters submitted to
        vote of security holders*.................................

(23) Consents of experts and counsel*.............................

(24) Power of attorney*...........................................

(27) Financial data schedule**....................................(1)

(99) Additional exhibits*.........................................


   * These items are not applicable.

  ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102.

(1)  Filed electronically herewith.