Form 10-Q
period 1998-09-30
ST PAUL COMPANIES INC /MN/
filed 1998-11-16
CIK 86312

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
    (Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 1998
                                               ------------------
                                    or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  -------------

                        Commission File Number  0-3021
                                                ------

                        THE ST. PAUL COMPANIES, INC.
               ---------------------------------------------
           (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
     ----------------------------               --------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code    (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding on November 10, 1998, was 235,733,012.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS




                                                                 Page No.
                                                                 --------
PART I. FINANCIAL INFORMATION

   Consolidated Statements of Operations (Unaudited), Three
    Months and Nine Months Ended September 30, 1998 and 1997         3


   Consolidated Balance Sheets, September 30, 1998
    (Unaudited) and December 31, 1997                                4


   Consolidated Statements of Shareholders' Equity,
    Nine Months Ended September 30, 1998 (Unaudited) and
    Twelve Months Ended December 31, 1997                            6


   Consolidated Statements of Comprehensive Income
    (Unaudited), Three Months and Nine Months Ended
    September 30, 1998 and 1997                                      7


   Consolidated Statements of Cash Flows (Unaudited),
    Nine Months Ended September 30, 1998 and 1997                    8


   Notes to Consolidated Financial Statements (Unaudited)            9


   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             17


PART II. OTHER INFORMATION

   Item 1 through Item 6                                            33

   Signatures                                                       34


EXHIBIT INDEX                                                       35

                      PART I    FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                                 Unaudited
                              (In thousands)

                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                 -------------------      ------------------
                                    1998        1997        1998        1997
                                   -----       -----       -----       -----
Revenues:
  Premiums earned             $1,698,787   1,810,402   5,232,511   5,507,374
  Net investment income          390,601     392,082   1,185,148   1,172,493
  Realized investment gains       24,835      47,478     207,343     314,951
  Asset management-
    investment banking            76,470      61,939     222,791     180,299
  Other                           20,564      12,389      64,472      44,526
                               ---------   ---------   ---------   ---------
    Total revenues             2,211,257   2,324,290   6,912,265   7,219,643
                               ---------   ---------   ---------   ---------
Expenses:
  Insurance losses and loss
    adjustment expenses        1,386,905   1,261,322   4,320,777   3,908,363
  Life policy benefits            66,080      57,873     187,711     179,509
  Policy acquisition expenses    393,812     427,362   1,243,928   1,297,232
  Operating and
    administrative               332,447     303,182   1,324,157     859,825
                               ---------   ---------   ---------   ---------
    Total expenses             2,179,244   2,049,739   7,076,573   6,244,929
                               ---------   ---------   ---------   ---------
    Income (loss) from
     continuing operations
     before income taxes          32,013     274,551    (164,308)    974,714
Income tax expense (benefit)     (31,789)     59,379    (125,507)    233,432
                               ---------   ---------   ---------   ---------
    Income (loss) from
       continuing operations      63,802     215,172     (38,801)    741,282
  Loss on disposal of
   discontinued operations,
   operations, net of taxes            -           -           -     (67,750)
                               ---------   ---------   ---------   ---------
    Net income (loss)            $63,802     215,172     (38,801)    673,532
                               =========   =========   =========   =========
Basic earnings (loss) per
 common share:
  Income (loss) from
    continuing operations          $0.26        0.92       (0.21)       3.18
  Loss from discontinued
    operations                         -           -           -       (0.30)
                               ---------   ---------   ---------   ---------
    Net income (loss)              $0.26        0.92       (0.21)       2.88
                               =========   =========   =========   =========
Diluted earnings (loss) per
 common share:
  Income (loss) from
    continuing operations          $0.25        0.85       (0.21)       2.95
  Loss from discontinued
     operations                        -           -           -       (0.27)
                               ---------   ---------   ---------   ---------
    Net income (loss)              $0.25        0.85       (0.21)       2.68
                               =========   =========   =========   =========

Dividends declared on
 common stock                      $0.25       0.235        0.75        0.71
                               =========   =========   =========   =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In thousands)


                                                September 30,   December 31,
ASSETS                                               1998           1997
------                                          ------------    ------------
                                                 (Unaudited)
Investments:
  Fixed maturities, at estimated market value    $21,149,340      20,945,219
  Equities, at estimated market value              1,064,029       1,052,370
  Real estate, at cost less accumulated
    depreciation of $105,196 (1997; $93,015)         933,467         985,317
  Mortgage loans, at cost                            674,125         640,734
  Venture capital, at estimated market value         506,968         461,892
  Other investments                                1,033,193         923,933
  Short-term investments, at cost                    863,961         970,568
                                                  ----------      ----------
   Total investments                              26,225,083      25,980,033
Cash                                                 129,391         113,175
Investment banking inventory securities               52,009         130,203
Reinsurance recoverables:
  Unpaid losses                                    4,000,161       3,839,051
  Paid losses                                        127,804         128,422
Ceded unearned premiums                              318,423         376,343
Receivables:
  Underwriting premiums                            2,250,015       2,213,926
  Interest and dividends                             376,874         355,970
  Other                                               94,127         104,727
Deferred policy acquisition expenses                 876,151         872,460
Deferred income taxes                              1,162,775       1,213,790
Office properties and equipment, at cost
  less accumulated depreciation
  of $408,403 (1997; $369,414)                       518,084         602,381
Goodwill                                             602,075         618,528
Other assets                                         771,391         809,819
                                                  ----------      ----------
   Total assets                                  $37,504,363      37,358,828
                                                  ==========      ==========

 See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets (continued)
                              (In thousands)

                                                September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1998            1997
------------------------------------             -----------    ------------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses            $18,653,723      18,153,080
  Future policy benefits                           3,959,164       3,816,050
  Unearned premiums                                3,411,620       3,528,234
                                                  ----------      ----------
   Total insurance reserves                       26,024,507      25,497,364
Debt                                               1,097,742       1,304,008
Payables:
  Income taxes                                       176,299         303,549
  Reinsurance premiums                               314,837         258,495
  Accrued expenses and other                       1,251,254       1,327,549
Other liabilities                                  1,527,909       1,556,995
                                                  ----------      ----------
   Total liabilities                              30,392,548      30,247,960
                                                  ----------      ----------
Company-obligated mandatorily redeemable
  preferred securities of subsidiaries               502,700         502,700
                                                  ----------      ----------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 937 shares
  outstanding (956 shares in 1997)                   135,522         137,892
Guaranteed obligation - PSOP                        (118,605)       (121,167)
                                                  ----------      ----------
   Total preferred shareholders' equity               16,917          16,725
                                                  ----------      ----------
Common:
Common stock, 480,000 shares authorized;
  236,872 shares outstanding
  (233,130 shares in 1997)                         2,142,667       2,057,108
Retained earnings                                  3,512,636       3,720,140
Guaranteed obligation - ESOP                               -          (8,453)
Accumulated other comprehensive income:
  Unrealized appreciation                            969,904         845,811
  Unrealized loss on foreign
   currency translation                              (33,009)        (23,163)
                                                  ----------      ----------
   Total accumulated other comprehensive income      936,895         822,648
                                                  ----------      ----------
   Total common shareholders' equity               6,592,198       6,591,443
                                                  ----------      ----------
   Total shareholders' equity                      6,609,115       6,608,168
                                                  ----------      ----------
   Total liabilities, redeemable preferred
     securities and shareholders' equity         $37,504,363      37,358,828
                                                  ==========      ==========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                              (In thousands)

                                                    Nine          Twelve
                                                Months Ended    Months Ended
                                                September 30,   December 31,
                                                    1998           1997
                                                ------------    ------------
                                                 (Unaudited)

Preferred shareholders' equity:
Series B convertible preferred stock:
  Beginning of period                               $137,892         142,131
  Redemptions during period                           (2,370)         (4,239)
                                                   ---------       ---------
     End of period                                   135,522         137,892
                                                   ---------       ---------
Guaranteed obligation - PSOP:
  Beginning of period                               (121,167)       (126,068)
  Principal payments                                   2,562           4,901
                                                   ---------       ---------
     End of period                                  (118,605)       (121,167)
                                                   ---------       ---------
     Total preferred shareholders' equity             16,917          16,725
                                                   ---------       ---------
Common shareholders' equity:
Common stock:
  Beginning of period                              2,057,108       1,895,608
  Stock issued under stock incentive plans            66,889          32,421
  Stock issued for preferred shares redeemed           5,394           8,708
  Stock issued for acquisitions                            -         113,264
  Reacquired common shares                                 -         (13,892)
  Other                                               13,276          20,999
                                                   ---------       ---------
     End of period                                 2,142,667       2,057,108
                                                   ---------       ---------
Retained earnings:
  Beginning of period                              3,720,140       3,097,261
  Net income (loss)                                  (38,801)        929,292
  Dividends declared on common stock                (167,793)       (186,036)
  Dividends declared on preferred
    stock, net of taxes                               (6,395)        (10,304)
  Reacquired common shares                              (153)       (114,232)
  Premium on preferred shares
    converted or redeemed                             (3,025)         (4,052)
  Other changes during period                          8,663           8,211
                                                   ---------       ---------
     End of period                                 3,512,636       3,720,140
                                                   ---------       ---------
Guaranteed obligation - ESOP:
  Beginning of period                                 (8,453)        (20,353)
  Principal payments                                   8,453          11,900
                                                   ---------       ---------
     End of period                                         -          (8,453)
                                                   ---------       ---------
Unrealized appreciation, net of taxes:
  Beginning of period                                845,811         679,381
  Change during the period                           124,093         166,430
                                                   ---------       ---------
     End of period                                   969,904         845,811
                                                   ---------       ---------
Unrealized loss on foreign currency
translation, net of taxes:
  Beginning of period                                (23,163)        (20,500)
  Currency translation adjustments                    (9,846)         (2,663)
                                                   ---------       ---------
     End of period                                   (33,009)        (23,163)
                                                   ---------       ---------
     Total common shareholders' equity             6,592,198       6,591,443
                                                   ---------       ---------
     Total shareholders' equity                   $6,609,115       6,608,168
                                                   =========       =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Comprehensive Income
                                 Unaudited
                              (In thousands)




                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                    -------------------    -----------------
                                        1998       1997       1998      1997
                                       -----      -----      -----     -----


Net income (loss), as reported       $63,802    215,172    (38,801)  673,532
                                     -------    -------    -------   -------
Other comprehensive income,
net of taxes:
 Change in unrealized appreciation 103,569 212,046 124,093 98,626 Change in unrealized gain (loss)
  on foreign currency translation    (10,501)       533     (9,846)    5,832
                                     -------    -------    -------   -------
    Other comprehensive income        93,068    212,579    114,247   104,458
                                     -------    -------    -------   -------
    Comprehensive income            $156,870    427,751     75,446   777,990
                                     =======    =======    =======   =======




See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 Unaudited
                              (In thousands)


                                                          Nine Months Ended
                                                             September 30
                                                       ---------------------
                                                          1998          1997
                                                        ------         -----
OPERATING ACTIVITIES
  Net income (loss)                                  $ (38,801)      673,532
  Adjustments:
   Change in net property-liability
    insurance reserves                                 256,881       (59,818)
   Change in insurance premiums receivable             (36,371)      (69,231)
   Change in asset management balances                 (19,834)      148,549
    Realized investment gains                         (207,343)     (314,951)
   Provision for loss on disposal
    of discontinued operations                               -        67,750
   Other                                               168,014       225,903
                                                     ---------     ---------
      Net cash provided by operating activities        122,546       671,734
                                                     ---------     ---------
    Cash outflow resulting from
    sale of discontinued operations                    (20,218)      (44,776)
                                                     ---------     ---------

INVESTING ACTIVITIES
 Purchase of investments                            (4,002,198)   (4,288,064)
 Proceeds from sales and maturities of investments   3,982,566     3,897,736
 Change in short-term investments                      151,298       (99,363)
 Change in open security transactions                   (7,598)       60,249
 Net purchases of office properties and equipment      (61,275)     (106,680)
 Other                                                  (5,209)     (149,757)
                                                     ---------     ---------
      Net cash provided by
       (used in) investing activities                   57,584      (685,879)
                                                     ---------     ---------
FINANCING ACTIVITIES
 Net deposits for universal life
  and investment contracts                             153,714       214,586
 Dividends paid on common and preferred stock         (164,504)     (148,637)
 Proceeds from issuance of debt                         61,022       196,682
 Repayment of debt                                    (205,444)     (100,000)
 Redemption of preferred shares                              -      (199,484)
 Repurchase of common shares                              (153)     (128,030)
 Proceeds from issuance of company-obligated
  mandatorily redeemable preferred securities
  of subsidiaries                                            -       197,845
 Stock options exercised and other                      11,669        20,400
                                                     ---------     ---------
      Net cash provided by (used in)
       financing activities                           (143,696)       53,362
                                                     ---------     ---------
Effect of exchange rate changes on cash                      -           (23)
                                                     ---------     ---------
    Increase (decrease) in cash                         16,216        (5,582)
    Cash at beginning of period                        113,175       109,855
                                                     ---------     ---------
    Cash at end of period                             $129,391       104,273
                                                     =========     =========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                                 Unaudited
                            September 30, 1998


Note 1  Basis of Presentation
-----------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries (The St. Paul), and have been prepared in conformity with generally accepted accounting principles.

On April 24, 1998, The St. Paul completed its merger with USF&G Corporation (USF&G) in a tax-free exchange of stock accounted for as a pooling-of-interests. The consolidated financial statements for all current year and prior year periods in this report reflect the combined accounts and results of operations of The St. Paul and USF&G. See Note 8 on page 16 of this report for further information about the merger.

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

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                      ------------------    -----------------
                                         1998       1997      1998       1997
                                       ------     ------    ------     ------
                                                 (In thousands)

BASIC
Net income (loss), as reported        $63,802    215,172   (38,801)   673,532
Dividends on preferred stock,
 net of taxes                          (2,126)    (2,163)   (6,395)    (8,175)
Premium on preferred shares redeemed     (820)    (1,523)   (3,025)    (2,434)
                                      -------    -------   -------    -------
  Net income (loss) available
   to common shares                   $60,856    211,486   (48,221)   662,923
                                      =======    =======   =======    =======

DILUTED
Net income (loss), as reported        $63,802    215,172   (38,801)   673,532
Dividends on preferred stock,
 net of taxes                               -          -    (6,395)    (1,659)
Premium on preferred shares redeemed     (820)    (1,523)   (3,025)    (2,434)
Dividends on convertible monthly
 income preferred securities,
 net of taxes                           2,018      2,018         -      6,055
Additional PSOP expense due to
 assumed conversion of preferred
 stock, net of taxes                     (564)      (659)        -     (1,995)
Interest expense on zero
 coupon bonds, net of taxes               826        796         -      2,338
                                      -------    -------   -------    -------
    Net income (loss), as adjusted    $65,262    215,804   (48,221)   675,837
                                      =======    =======   =======    =======

AVERAGE COMMON
  SHARES OUTSTANDING
Basic                                 236,244    229,885   235,214    230,101
                                      =======    =======   =======    =======
Diluted                               256,527    252,423   235,214    252,486
                                      =======    =======   =======    =======

EARNINGS (LOSS) PER SHARE
Basic                                   $0.26       0.92     (0.21)      2.88
                                      =======    =======   =======    =======
Diluted                                 $0.25       0.85     (0.21)      2.68
                                      =======    =======   =======    =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Diluted EPS is the same as Basic EPS for the nine months ended Sept. 30, 1998 because Diluted EPS calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for The St. Paul's loss from continuing operations, results in a lesser loss per share than the Basic EPS calculation does. The provisions of SFAS No. 128 prohibit this "anti-dilution" of earnings per share, and require that the larger Basic loss per share also be reported as the Diluted loss per share figure.

Average common shares outstanding for Diluted EPS for the three months ended Sept. 30, 1998 and both periods of 1997 includes the common and common equivalent shares outstanding for the period and common shares that would be issuable upon conversion of preferred stock, the company-obligated mandatorily redeemable preferred securities of St. Paul Capital L.L.C. (monthly income preferred securities) and the zero coupon convertible notes.


Note 3  Investments
-------------------

Investment Activity.  A summary of investment transactions
is presented below.
                                     Nine Months Ended September 30
                                     ------------------------------
                                           1998             1997
                                         ------           ------
                                              (In thousands)
Purchases:
  Fixed maturities                   $2,536,629        2,717,288
  Equities                            1,071,175        1,082,038
  Real estate                            63,152          117,138
  Mortgage loans                        112,598          197,572
  Venture capital                       118,727           98,360
  Other investments                      99,917           75,668
                                      ---------        ---------
    Total purchases                   4,002,198        4,288,064
                                      ---------        ---------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                             1,013,762        1,337,993
    Maturities and redemptions        1,471,002          956,025
  Equities                            1,169,491        1,058,804
  Real estate                           112,275          228,263
  Mortgage loans                         83,275           21,550
  Venture capital                        51,812          241,854
  Other investments                      80,949           53,247
                                      ---------        ---------
    Total sales and maturities        3,982,566        3,897,736
                                      ---------        ---------
    Net purchases                       $19,632          390,328
                                      =========        =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation recorded in common shareholders' equity was as follows:


                               Nine Months Ended     Twelve Months Ended
                               September 30, 1998     December 31, 1997
                               ------------------    ------------------
                                             (In thousands)

Fixed maturities                         $328,176               399,696
Equities                                 (113,318)               61,969
Venture capital                             4,798              (154,826)
Life deferred policy acquisition
  costs and policy benefits                (5,903)              (21,171)
Single premium immediate
  annuity reserves                         (9,880)              (27,411)
Other                                     (14,143)               (1,974)
                                         --------              --------
  Total change in pretax
     unrealized appreciation              189,730               256,283

  Change in deferred taxes                (65,637)              (89,853)
                                         --------              --------
  Total change in unrealized
   appreciation, net of taxes            $124,093               166,430
                                         ========              ========


Note 4  Income Taxes
--------------------

The components of income tax expense (benefit) on continuing operations are as follows:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                 ------------------       -----------------
                                     1998      1997         1998       1997
                                   ------    ------       ------     ------
                                                (In thousands)

Federal current tax
 expense (benefit)               $(94,590)   63,289     (50,122)    249,574
Federal deferred tax
 expense (benefit)                 58,664   (11,795)    (93,924)    (36,373)
                                  -------   -------     -------     -------
  Total federal income tax
    expense (benefit)             (35,926)   51,494    (144,046)    213,201
Foreign income taxes                2,820     6,383      13,202      15,712
State income taxes                  1,317     1,502       5,337       4,519
                                  -------   -------     -------     -------
  Total income tax expense
   (benefit) on continiung
    operations                   $(31,789)   59,379    (125,507)    233,432
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


Note 6  Debt
------------

Debt consists of the following:

                                   September 30,           December 31,
                                        1998                   1997
                                  ----------------      -----------------
                                    Book      Fair        Book       Fair
                                   Value     Value       Value      Value
                                  ------    ------      ------     ------
                                                (In thousands)

Medium-term notes             $  501,915    566,600    511,920     529,000
Commercial paper                 229,373    229,373    168,429     168,429
8 3/8% senior notes              149,679    162,100    149,592     159,060
Zero coupon convertible notes    110,091    113,200    106,838     122,307
7 1/8% senior notes               79,842     87,500     79,824      82,680
Real estate mortgages             19,842     20,500     19,900      20,491
Nuveen debt                        7,000      7,000     84,500      84,600
7 % senior notes                       -          -    145,225     145,744
Credit facility                        -          -     35,000      35,000
Guaranteed ESOP debt                   -          -      2,780       2,800
                               ---------  ---------  ---------   ---------
    Total debt                $1,097,742  1,186,273  1,304,008   1,350,111
                               =========  =========  =========   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


Note 7  Segment Information
---------------------------

In connection with the merger with USF&G, The St. Paul performed a reassessment of its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on the merged organizational structure and related operating segment manager responsibilities, The St. Paul has redefined its reportable segments as follows:


                               Three Months Ended       Nine Months Ended
                                  September 30            September 30
                               ------------------       ------------------
                                 1998        1997         1998        1997
                               ------      ------       ------      ------
Revenues from Continuing                       (In thousands)
 Operations
Property-liability
insurance:
 Primary insurance
  operations               $1,445,090   1,491,355    4,364,916   4,478,446
 Reinsurance operations       222,937     293,934      786,594     950,508
                            ---------   ---------    ---------   ---------
   Total premiums earned    1,668,027   1,785,289    5,151,510   5,428,954
  Net investment income       322,094     328,360      984,987     985,694
  Realized investment gains     6,573      39,163      183,684     302,106
  Other                        17,042       8,565       51,494      33,806
                            ---------   ---------    ---------   ---------
   Total property-
    liability insurance     2,013,736   2,161,377    6,371,675   6,750,560
                            ---------   ---------    ---------   ---------
Life insurance                 99,763      91,916      283,722     262,781
                            ---------   ---------    ---------   ---------
Asset management-
 investment banking            76,739      66,062      225,552     187,463
                            ---------   ---------    ---------   ---------
   Total reportable
    segments                2,190,238   2,319,355    6,880,949   7,200,804
Parent company and
 eliminations                  21,019       4,935       31,316      18,839
                            ---------   ---------    ---------   ---------
     Total revenues        $2,211,257   2,324,290    6,912,265   7,219,643
                            =========   =========    =========   =========

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued




                               Three Months Ended        Nine Months Ended
                                  September 30             September 30
                               ------------------        -----------------
                                 1998        1997         1998        1997
                               ------      ------       ------      ------
Income (Loss) from Continuing
Operations Before Income Taxes                  (In thousands)
Property-liability
insurance:
 Primary insurance
  operations                $(265,940)    (52,540)    (877,835)   (202,003)
 Reinsurance operations       (21,199)      5,183       (5,120)      7,127
                             --------    --------     --------    --------
   Total GAAP
    underwriting result      (287,139)    (47,357)    (882,955)   (194,876)
 Net investment income        322,094     328,360      984,987     985,694
 Realized investment gains      6,573      39,163      183,684     302,106
 Other                        (17,870)    (35,661)    (269,921)    (80,424)
                             --------    --------     --------    --------
   Total property-
    liability insurance        23,658     284,505       15,795   1,012,500
                             --------    --------     --------    --------
Life insurance                 22,430      20,041        7,484      45,329
                             --------    --------     --------    --------
Asset management-
investment banking:
 Pretax income before
   minority interest           33,889      30,605       98,416      88,665
  Minority interest            (8,017)     (7,456)     (23,834)    (21,382)
                             --------    --------     --------    --------
   Total asset
    management-
    investment banking         25,872      23,149       74,582      67,283
                             --------    --------     --------    --------
   Total reportable
    segments                   71,960     327,695       97,861   1,125,112
Parent company and
 eliminations                 (39,947)    (53,144)    (262,169)   (150,398)
                             --------    --------     --------    --------
   Total income (loss)
    from continuing
    operations before
    income taxes           $   32,013     274,551     (164,308)    974,714
                             ========    ========     ========    ========

The St. Paul recorded a $656 million pretax one-time charge in the second quarter of 1998 resulting from its merger with USF&G (See Note 8). The charge was recorded in the following captions of the year-to-date information in the above table: $250 million in the property-liability GAAP underwriting result; $196 million in property-liability "other;" $23 million in property-liability realized gains; $57 million in the life insurance segment; and $130 million in "parent company and eliminations."

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

Prior to the merger, USF&G discounted all of its workers' compensation reserves to present value, whereas The St. Paul did not discount any of its loss reserves. Subsequent to the merger, The St. Paul and USF&G, on a combined basis, discount only tabular workers' compensation reserves using an interest rate of up to 3.5%. Since these reserves have an ultimate cost and payment pattern that is fixed and determinable in accordance with Staff Accounting Bulletin No. 62, "Discounting by Property-Casualty Insurance Companies," The St. Paul has determined that the discounting of such reserves is the preferable accounting treatment.

The St. Paul recorded a one-time, pretax charge of $656 million ($458 million after-tax) in the second quarter of 1998, which consisted of expenses resulting from the merger and other nonrecurring charges. Through Sept. 30, 1998, The St. Paul had made cash payments of $88 million related to the one-time charge.


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

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations
                            September 30, 1998

                           Consolidated Results
                           --------------------

On April 24, 1998, The St. Paul Companies, Inc. (The St. Paul) completed its merger with USF&G Corporation (USF&G) in a tax-free exchange of stock accounted for as a pooling-of-interests. The combined organization operates under The St. Paul name and is headquartered in St. Paul, MN. The following discussion is based on the combined results of The St. Paul and USF&G for all periods presented.

The St. Paul's pretax income from continuing operations of $32 million in the third quarter of 1998 fell significantly below income of $275 million in the corresponding 1997 period. The St. Paul's pretax loss from continuing operations of $164 million in the first nine months of 1998 included a one-time, pretax charge of $656 million ($458 million after-tax), which consisted of expenses resulting from its merger with USF&G and other nonrecurring charges. Excluding the one-time charge, nine-month pretax earnings of $492 million were nearly $500 million behind comparable 1997 earnings of $975 million. Earnings for the third quarter and nine months of 1998 were negatively impacted by severe catastrophe losses and deterioration in the core results of several property-liability underwriting business centers.

The following table summarizes The St. Paul's results for the third quarter and year-to-date.

                                    Three Months            Nine Months
                                 Ended September 30      Ended September 30
(in millions)                    ------------------      ------------------
                                    1998     1997           1998     1997
Pretax income (loss):              -----    -----          -----    -----
  Property-liability
    insurance:
   GAAP underwriting result        $(287)     (47)          (883)    (195)
   Net investment income             322      328            985      986
   Realized investment gains           7       39            184      302
   Other                             (18)     (35)          (270)     (80)
                                    ----     ----           ----     ----
    Total property-
     liability insurance              24      285             16    1,013
  Life insurance                      22       20              7       45
  Asset management-
   investment banking                 26       23             75       67
  Parent and other                   (40)     (53)          (262)    (150)
                                    ----     ----           ----     ----
    Income (loss) from
     continuing operations
     before income taxes              32      275           (164)     975
Income tax expense (benefit)         (32)      60           (125)     234
                                    ----     ----           ----     ----
    Income (loss) from
     continuing operations            64      215            (39)     741
 Loss from discontinued
    operations, net of taxes           -        -              -     (67)
                                    ----     ----           ----     ----
        Net income (loss)            $64      215            (39)     674
                                    ====     ====           ====     ====
Diluted net income (loss)
     per common share              $0.25     0.85          (0.21)    2.68
                                    ====     ====           ====     ====

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued


Revenues
--------
                                       Three Months          Nine Months
                                    Ended September 30    Ended September 30
                                    ------------------    ------------------
(in  millions)                          1998      1997        1998      1997
                                       -----     -----       -----     -----
Earned premiums                       $1,699     1,810       5,233     5,507
Net investment income                    391       392       1,185     1,172
Realized investment gains                 25        47         207       315
Asset management-
 investment banking                       76        62         223       181
Other                                     20        13          64        45
                                       -----     -----       -----     -----
     Total revenues                   $2,211     2,324       6,912     7,220
                                       =====     =====       =====     =====

Premiums earned in The St. Paul's insurance operations for the third quarter and first nine months of 1998 declined 6% and 5%, respectively, compared with the same periods of 1997. The St. Paul's General Commercial and Reinsurance operations, where intensely competitive market conditions have negatively impacted business volume and pricing, accounted for virtually all of the third quarter and nine-month declines from 1997. Life insurance premiums earned were $6 million ahead of the third quarter of 1997 and $3 million higher for the first nine months of the year. Realized investment gains for the first nine months of 1998 declined from 1997; however, the 1997 total was unusually large due to the sale of one venture capital investment which generated a $129 million pretax gain. The increase in asset management-investment banking revenues in 1998 reflects the impact of an acquisition in September 1997.

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

These charges were recorded pursuant to management's plan to integrate the operations of The St. Paul and USF&G. Through Sept. 30, 1998, The St. Paul had made cash payments of $59 million for severance and other employee-related costs, and $29 million for other costs, primarily transaction fees.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued

                       Property-Liability Insurance
                       ----------------------------

The following summarizes key financial results by property-
liability underwriting operation.  (Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory basis).
                                 % of        Three Months       Nine Months
                                 1998       Ended Sept. 30     Ended Sept. 30
                               Written      --------------    ---------------
($ in millions)                Premiums       1998    1997      1998     1997
                               --------      -----   -----     -----    -----
Specialized Commercial:
  Written Premiums               35%          $660     682     1,817    1,829
  Underwriting Result                         ($80)     40      (249)      66
  Combined Ratio                             112.0    93.0     115.5     97.4

General Commercial
  Written Premiums               22%          $364     434     1,111    1,357
  Underwriting Result                        ($109)    (61)     (384)    (158)
  Combined Ratio                             128.4   114.4     134.1    112.7

Personal Insurance:
  Written Premiums               21%          $386     341     1,077      943
  Underwriting Result                         ($55)    (18)     (193)     (74)
  Combined Ratio                             116.1   104.8     118.7    106.8
                               -----         -----   -----     -----    -----

  Total U.S. Underwriting:
  Written Premiums               78%        $1,410   1,457     4,005    4,129
  Underwriting Result                        ($244)    (39)     (826)    (166)
  Combined Ratio                             117.5   102.4     121.5    104.7

International Underwriting:
  Written Premiums                6%           $78      81       289      229
  Underwriting Result                         ($22)    (14)      (52)     (36)
  Combined Ratio                             127.0   114.1     117.6    115.3
                               -----         -----   -----     -----    -----

  Total Primary Insurance
    Operations:
  Written Premiums               84%        $1,488   1,538     4,294    4,358
  Underwriting Result                        ($266)    (53)     (878)    (202)
  Combined Ratio                             118.0   103.0     121.4    105.2

Reinsurance Operations:
  Written Premiums               16%          $239     288       833      968
  Underwriting Result                         ($21)      6        (5)       7
  Combined Ratio                             108.1    97.8      99.4     97.6
                               ----          -----   -----     -----    -----

Total Property-Liability
 Underwriting:
  Written Premiums              100%        $1,727   1,826     5,127    5,326
  Underwriting Result                        ($287)    (47)     (883)    (195)

Combined Ratio:
  Loss and Loss Expense Ratio                 83.1    70.7      83.9     72.0
  Underwriting Expense Ratio                  33.6    31.5      34.1     31.8
                                             -----   -----     -----    -----
  Combined Ratio                             116.7   102.2     118.0    103.8
                                             =====   =====     =====    =====

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


Overview
--------
The year-to-date data in the table on the preceding page reflects the impact of the $250 million pretax provision for losses and loss adjustment expenses recorded in the second quarter to apply The St. Paul's reserving policies to USF&G's loss reserves subsequent to the consummation of the merger. The following table summarizes The St. Paul's consolidated "core" GAAP underwriting results (excluding that one-time charge), and the impact of catastrophe losses on core underwriting results.

                                          Three Months       Nine Months
                                         Ended Sept. 30     Ended Sept. 30
                                         --------------    ---------------
($ in millions)                           1998     1997     1998      1997
                                         -----    -----    -----     -----
Core GAAP underwriting result            ($287)     (47)    (633)     (195)
Core statutory combined ratio            116.7    102.2    113.1     103.8

Pretax catastrophe losses                 $173       36      381       120
Impact on combined ratio                  10.4      2.0      7.4       2.2
                                         -----    -----    -----     -----
Core results excluding
 catastrophes:
   GAAP underwriting result              ($114)     (11)    (252)      (75)
    Statutory combined ratio             106.3    100.2    105.7     101.6
                                         =====    =====    =====     =====

Hurricane Georges, which struck the Caribbean region and the Gulf Coast of the United States in September, accounted for $102 million of catastrophe losses in 1998's third quarter. The remainder of third quarter losses primarily resulted from several summer storms throughout the United States. Numerous storms in several of The St. Paul's largest markets in the first half of 1998 contributed to the nine-month catastrophe total of $381 million. The deterioration in underwriting results excluding catastrophes was largely due to intensely competitive conditions in several market sectors, particularly the midsized commercial segment, and accelerating loss costs in the Medical Services business center.

The consolidated expense ratio of 33.6 for the third quarter reflects the impact of declining written premium volume and an increase in commission expenses resulting from efforts to retain USF&G business during the integration of The St. Paul and USF&G into one organization.

Underwriting Results by Operation
---------------------------------
All references to year-to-date results in the following discussion focus on core segment results excluding the impact of the $250 million one-time charge recorded in the second quarter to increase USF&G's loss and loss adjustment expense reserves.

SPECIALIZED COMMERCIAL
This category includes The St. Paul's business centers which serve specific commercial customer segments and provide specialized products and services for targeted industry groups. Written premiums totaled $660 million in the third quarter, down 3% from comparable 1997 premiums of $682 million. The St. Paul's Medical Services operation recorded premiums of $174 million for the quarter, down 10% from last year's third quarter total of $192 million. Competitive conditions in the medical liability insurance market have negatively impacted pricing levels and

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


new business opportunities in 1998. Medical Services' third quarter and year-to-date underwriting losses of $38 million and $91 million, respectively, reflect the impact of accelerating loss costs and the poor pricing environment. However, The St. Paul began implementing price increases on selected physicians and surgeons' policy renewals in 1998, and intends to pursue additional pricing actions in 1999.

For the remainder of Specialized Commercial, premium volume in the third quarter and first nine months of 1998 was virtually level with the same periods of 1997. Core underwriting results for both periods, however, were significantly worse than 1997, primarily due to deteriorating loss experience in several operations, particularly the Construction business center. Catastrophe losses were also a factor in Specialized Commercial's results for the third quarter and nine months of 1998. The St. Paul's Surety underwriting operation, now the largest in the United States as a result of the USF&G merger, recorded a 21% increase in net premium volume and a $53 million underwriting profit through the first nine months of 1998, representing a 23% increase over the same 1997 period.

GENERAL COMMERCIAL
The St. Paul's General Commercial operation provides insurance products and services for a broad range of small to midsized commercial enterprises. Premium volume declined 16% for the quarter and 18% for the first nine months of the year. Prices continue to decline in this segment, particularly in the commercial middle-market sector, reflecting the continuing intense competition for business. In response to these difficult conditions, The St. Paul intends to adhere to strict underwriting standards with regard to new and renewal business going forward, which may result in a reduction of up to $200 million in annual premium volume in this segment. The third quarter core underwriting loss of $109 million, which included $31 million of catastrophe losses, primarily resulted from a general deterioration in noncatastrophe prior year loss development across the book of business. On a year-to-date basis, the core underwriting loss of $264 million was over $100 million worse than 1997, with catastrophe losses of $112 million playing a large role in the deterioration. Catastrophe losses in the first nine months of 1997 totaled $46 million.

PERSONAL INSURANCE
Personal Insurance provides property-liability insurance products and services to individuals. Third quarter and year-to-date written premium volume grew 13% and 14%, respectively, over the same periods of 1997, primarily due to The St. Paul's acquisition in December 1997 of Titan Holdings, Inc., a property-liability company which has a substantial book of nonstandard automobile business. Core underwriting results in the Personal Insurance segment were severely impacted by catastrophe losses of $60 million in the third quarter and $147 million for the nine months. Numerous storms throughout the United States, including two May storms in Minnesota which generated over 11,000 claims and nearly $50 million of losses, were the primary contributors to this segment's catastrophe total through the first nine months of 1998.

The nonstandard auto business center provides automobile coverage for individuals who are unable to obtain standard coverage due to their inability to meet certain underwriting criteria. Premiums generated by this business center totaled $191 million in the first nine months of 1998, compared with $57 million in the same period of 1997. The increase was primarily the result of the acquisition of Titan Holdings, Inc.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


INTERNATIONAL
This operation provides commercial and personal property-liability insurance products and services in selected international markets. Premium volume for the third quarter of 1998 declined 4% compared to the same period of 1998, but year-to-date premiums were 26% higher than the first nine months of 1997. New commercial business in Europe, and growth in business generated through The St. Paul's involvement with Lloyd's of London, were the primary factors contributing to the year-to-date premium increase in 1998. The Emerging Markets sector of the International segment also provided premium growth over 1997, due to new business in Botswana and South Africa. Underwriting results for the third quarter and first nine months of 1998 deteriorated from comparable 1997 results, primarily due to severe ice storms in Canada during the first quarter and adverse prior year development on Canadian loss reserves.

REINSURANCE
The St. Paul's Reinsurance segment consists of St. Paul Re, F&G Re and Discover Re. St. Paul Re and F&G Re underwrite both treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business. Discover Re provides products and services to the alternative risk transfer market, and provides products for self-insured companies and insurance pools, as well as ceding to and reinsuring captive insurers.

Written premiums of $239 million in the third quarter were down 17% from the same period of 1997. Premium volume of $833 million through the first nine months of 1998 declined 14% from the first nine months of 1997. The significant declines in 1998 reflect soft global market conditions for this segment, resulting from excess capacity in primary reinsurance markets.

The Reinsurance segment recorded a $21 million underwriting loss in the third quarter, compared with a profit of $6 million in 1997's third quarter. Third quarter catastrophe losses in this segment totaled $53 million, virtually all of which resulted from Hurricane Georges. Catastrophe losses in last year's third quarter were negligible. The year-to-date underwriting loss of $5 million in 1998 includes a catastrophe impact of $58 million.

Investment Operations
---------------------
Third quarter pretax investment income of $322 million in The St. Paul's property-liability operations declined 2% from the same period of 1997. Year-to-date income of $985 million was virtually level with 1997. A 4% decline in written premiums and 4% increase in insurance losses paid through the first nine months of 1998 have resulted in a significant decline in new funds available for investment. In addition, market yields on new investments have continued to decline in 1998. As a result, The St. Paul does not anticipate investment income growth for the remainder of 1998.

The fixed maturities portfolio on Sept. 30, 1998 of $18.0 billion included $1.1 billion of pretax unrealized appreciation. Approximately 95% of those investments were rated at investment grade (BBB or above). The weighted average pretax yield on the fixed maturities portfolio was 6.8% at September 30, 1998.

Pretax realized investment gains totaled $7 million in the third quarter, compared with gains of $39 million in last year's third quarter. Year-to-date pretax gains in 1998 of $184 million were down from last year's nine-month gains of $302 million. Sales of equity security investments accounted for the majority of 1998's gains. The sale of a single venture capital investment generated a pretax gain of $129 million in 1997.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued

             Environmental and Asbestos Claims
             ---------------------------------

The St. Paul's property-liability underwriting operations continue to receive claims alleging injuries from environmental pollution or alleging covered property damages for the cost to clean up polluted sites. The St. Paul also receives asbestos injury claims arising out of product liability coverages under general liability policies. The vast majority of these claims arise from policies written many years ago. The St. Paul's alleged liability for both environmental and asbestos claims is complicated by significant legal issues, primarily pertaining to the scope of coverage. In the company's opinion, court decisions in certain jurisdictions have tended to broaden insurance coverage beyond the intent of the original policies.

The St. Paul's ultimate liability for environmental claims is difficult to estimate because of these issues. Insured parties have submitted claims for losses not covered in the insurance policy, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate The St. Paul's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

Estimating the ultimate liability for asbestos claims is equally difficult. The primary factors influencing the estimate of the total cost of these claims are case law and a history of prior claims experience, both of which are still developing.

The following table represents a reconciliation of total gross and net environmental reserve development for the nine months ended September 30, 1998 (unaudited), and the years ended Dec. 31, 1997 and 1996. Amounts in the "net" column are reduced by reinsurance recoverables.


Environmental                   1998
-------------              (nine months)       1997          1996
                            -----------       ------         ------
(in millions)               Gross   Net    Gross   Net    Gross   Net
                            -----  ----    -----   ---    -----   ---
Beginning reserves           $867   677      889   676      840   631
Reserves acquired               -     -        -     -       18     7
Incurred losses                23    25       44    58       87     92
Paid losses                   (53)  (45)     (66)  (57)     (56)   (54)
                              ---   ---      ---   ---      ---    ---
Ending reserves              $837   657      867   677      889    676
                              ===   ===      ===   ===      ===    ===

Many significant environmental claims currently being brought against insurance companies arise out of contamination that occurred 25 to 35 years ago. Since 1970, The St. Paul's commercial general liability policy form has included a specific pollution exclusion, and, since 1986, an industry standard absolute pollution exclusion for policies underwritten in the United States.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended September 30, 1998 (unaudited), and the years ended
Dec. 31, 1997 and 1996:

Asbestos                      1998
--------                  (nine months)       1997             1996
                           -----------       ------           ------
(in millions)             Gross    Net    Gross   Net      Gross   Net
                          -----    ---    -----   ---      -----   ---
Beginning reserves         $397    279      413   304        421   294
Reserves acquired             -      -        -     -          6     6
Incurred losses              29     10       22    (5)        18    25
Paid losses                 (27)    (8)     (38)  (20)       (32)  (21)
                            ---    ---      ---   ---        ---   ---
Ending reserves            $399    281      397   279        413   304
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

The St. Paul's reserves for environmental and asbestos losses at September 30, 1998 represent its best estimate of its ultimate liability for such losses, based on all information currently available. Because of the difficulty inherent in estimating such losses, however, the company cannot give assurances that its ultimate liability for environmental and asbestos losses will, in fact, match current reserves. The St. Paul continues to evaluate new information and developing loss patterns, but it believes any future additional loss provisions for environmental and asbestos claims will not materially impact its results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at September 30, 1998 of $1.24 billion represented approximately 7% of gross consolidated property-liability reserves of $18.65 billion.


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

F&G Life recorded a nonrecurring $41 million pretax charge in the second quarter of 1998, representing a writedown of deferred policy acquisition costs. The current low interest rate environment prompted a reassessment of assumptions related to future net investment spreads, premium persistency and annuitization rates, primarily related to single premium deferred annuities and tax sheltered annuities. In addition, F&G Life recorded a pretax one-time charge of $16 million as a result of the merger in the second quarter, primarily relating to severance, investment writedowns and facilities exit costs.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


Highlights of F&G Life's financial performance for the third quarter and nine months of 1998 and 1997 were as follows (year-to-date core earnings exclude the impact of the $57 million one-time charges):

                                    Three Months          Nine Months
                                   Ended Sept. 30        Ended Sept. 30
                                   --------------        --------------
(in millions)                      1998      1997        1998      1997
                                   ----      ----        ----      ----

Sales (annualized premiums)        $131       109         282       344
Premiums earned                     $31        25          81        78

Policy surrenders                   $48        44         162       125
Net investment income               $66        64         198       185
Core pretax earnings
 (including realized gains)         $22        20          64        45


The increase in sales for the third quarter was driven by sales of a new equity indexed annuity product introduced in June 1998. Credited interest rates on this product are tied to the performance of the S&P 500 index. The overall decline in sales through the first nine months of 1998 was primarily due to the significantly lower level of interest rates and its negative impact on fixed interest rate annuities. Fluctuating interest rates and the relative attractiveness of alternative investment, annuity or insurance products affect the demand for annuity products.

The increase in premiums earned in the third quarter of 1998 was largely due to an increase in sales of structured settlement annuities, which are sold primarily to property-liability insurers to settle insurance claims. Expansion of the structured settlement program into The St. Paul's claim organization is expected to result in a continued increase in sales.

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

Net investment income grew in 1998 as a result of an increasing asset base generated by positive cash flow. Core pretax earnings for the third quarter and first nine months of 1998 were higher than the same periods of 1997 due to improved investment spread management on annuity and universal life products and strong expense controls.

Total life insurance in force at September 30, 1998 was $10.69 billion, compared with $10.62 billion at September 30, 1997.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


            Asset Management-Investment Banking
            -----------------------------------

The St. Paul's portion of The John Nuveen Company's third quarter 1998 pretax earnings was $26 million, $3 million higher than the same period of 1997. For the first nine months of 1998, the company's portion of such earnings was $75 million, compared with $67 million for the first nine months of 1997. At September 30, 1998, The St. Paul owned 78% of Nuveen.

Nuveen's asset management fee revenue of $69 million for the third quarter was $13 million, or 22%, higher than in the same period of 1997. The increase was primarily due to Nuveen's acquisition of Rittenhouse Financial Services, Inc., which manages individual equity and balanced accounts for affluent investors, in September 1997. Year-to-date management fee revenues totaled $201 million in 1998, compared with $158 million through the first nine months of 1997.

Nuveen's assets under management grew to $52.5 billion at Sept.
30, 1998, an increase of 6% since year-end 1997.


                     Capital Resources
                     -----------------

The St. Paul's capitalization (debt, redeemable preferred securities and equity) stood at $8.21 billion at Sept. 30, 1998, down 2% from the year-end 1997 total of $8.41 billion. Common shareholders' equity at the end of the third quarter was virtually level with year-end 1997.

Total debt outstanding at the end of September was $1.10 billion, a decline of $206 million, or 16%, from the Dec. 31, 1997 total of $1.30 billion. The reduction was driven by the maturity of $145 million of 7% senior notes in May 1998, which was funded with a combination of internal funds and the issuance of commercial paper. In addition, Nuveen's short-term debt outstanding declined by $78 million from year-end 1997. Medium-term notes with varying maturities accounted for 46% of The St. Paul's debt outstanding at Sept. 30, 1998. These notes bear a weighted-average interest rate of 7.0%. Commercial paper comprised 21% of The St. Paul's total debt at the end of the third quarter. Debt (excluding capital securities) as a percentage of total capitalization at Sept. 30, 1998, was 13%, down from 15% at year-end 1997. Including capital securities as a component of debt, the ratios were 19% at Sept. 30, 1998 and 21% at year-end 1997.

The merger with USF&G Corporation consummated on April 24, 1998 was a tax-free exchange of stock accounted for as a pooling-of-interests. The St. Paul issued 66.5 million shares of its common stock in exchange for all of the outstanding common stock of USF&G. The transaction was valued at approximately $3.7 billion, which included the assumption of USF&G's debt and capital securities.

On November 3, 1998, The St. Paul's board of directors authorized the company to repurchase up to $500 million of its common stock in the open market or through private transactions. The repurchases will be primarily financed through the issuance of debt securities. Through November 12, 1998, The St. Paul had repurchased 1.6 million shares for a total cost of $57 million under this program.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


The St. Paul's year-to-date pretax loss from continuing operations was inadequate to cover "fixed charges" by $164 million and "combined fixed charges and preferred stock dividends" by $205 million. For the first nine months of 1997, The St. Paul's ratio of earnings to fixed charges was 11.98, and the ratio of earnings to combined fixed charges and preferred stock dividends was 8.46. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.


                         Liquidity
                         ---------

Liquidity refers to The St. Paul's ability to generate sufficient funds to meet the cash requirements of its business operations. Net cash provided by operations was $123 million in the first nine months of 1998, compared with $672 million for the same period of 1997. The significant decline in operational cash flows compared with 1997 resulted from an increase in insurance loss payments due to deteriorating loss experience and severe catastrophes, a decline in property-liability written premiums, and expenses paid relating to the merger with USF&G. Despite the decline in operational cash flows in 1998, The St. Paul's ability to meet its short-term and long-term liquidity requirements remains intact due to the high level of readily marketable investment securities in its portfolio which generate strong levels of investment income, and the prospects for future profitable growth.

              Year 2000 Readiness Disclosure
              ------------------------------

Many computer systems in the world have the potential of being disrupted at the turn of the century due to programming limitations that may cause the two-digit year code of "00" to be recognized as the year 1900, instead of 2000. The St. Paul is heavily dependent on its many computer systems, and those of its independent agents and brokers (The St. Paul "distribution network") and its vendors, for virtually every aspect of its operations, including underwriting, claims, investments and financial reporting. Thus, the "Year 2000" issue involves potential serious operational risks for the Company.

For several years, The St. Paul has been evaluating its computer systems to determine the impact of the Year 2000 issue on their operation. With the completion of the merger with USF&G Corporation on April 24, 1998, The St. Paul has also been evaluating USF&G's activities to become "Year 2000" compliant. As compliance evaluation of the St. Paul and USF&G systems has progressed to an advanced stage, a shift of emphasis from evaluation to correction and compliance testing has taken place. The St. Paul has also been working with vendors and members of its distribution network in an effort to address Year 2000 issues that such relationships involve. Finally, The St. Paul has been reviewing and taking action to address non-systems related issues that may arise as a result of the Year 2000 problem, including insurance and reinsurance coverage issues, and has been seeking to reduce the Company's Year 2000 related exposures through the development of contingency plans.

The following discussion describes The St. Paul's efforts to date and future plans to deal with the Year 2000 issue. These plans have been and continue to be updated and revised as additional information becomes available.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


State of Readiness
------------------
Since the late 1980's, The St. Paul has required that all of the internal computer systems supported by The St. Paul's
Information Systems Division ("ISD") use a four-digit date field. Early implementation of this design standard has limited the number of systems requiring remediation.

A Review Board was established by The St. Paul in the third quarter of 1997 to review and certify the remediation of the hundreds of internally developed and externally sourced systems used by the Company through rigorous testing. To coordinate the Year 2000 remediation efforts, The St. Paul has created the Year 2000 Project Office, which is responsible for the oversight, coordination and monitoring of the Company's Year 2000 efforts including, among other things, reviewing the compliance status of the Company's information systems in all operating units and subsidiaries, both foreign and domestic, directing the Year 2000 coordinators assigned to the Company's operating units, and formulating Company-wide contingency plans.

Prior to the merger with USF&G, a separate "Y2K Action Committee" was maintained by USF&G, and a comprehensive program to address each of three identified aspects to the Year 2000 issue (readying USF&G's systems, coordinating with agents and other third parties with whom USF&G interacts, and managing the risk of claims from insured parties) had been established. The Year 2000 program developed by USF&G's Y2K Action Committee has now been integrated into The St. Paul's overall Year 2000 response.

Information Technology Systems
------------------------------
All of The St. Paul's systems, whether internally developed or externally sourced, are subject to the Company-wide comprehensive testing and compliance standards promulgated by ISD, the oversight and monitoring of which is the responsibility of the Year 2000 Project Office. Insofar as internal systems are concerned, Year 2000 compliance is scheduled to be achieved by December 31, 1998. Compliance validation of all such systems is scheduled to be completed by March 31, 1999.

The Year 2000 Project Office's plan for remediation and validation of externally sourced systems provides for the Company to work with the vendors of such systems to ensure that such systems become Year 2000 compliant at the earliest practicable date. Compliance testing in accordance with ISD standards takes place as and when compliant versions and/or affirmations of compliance from vendors are received. The St. Paul has identified what it believes to be all of its third-party supplied mission critical systems, and expects to receive Year 2000 compliant versions and/or affirmations of compliance for each of them, and to complete the validation process, before September 30, 1999.

Third-Party Service Providers and Distribution Network
------------------------------------------------------
The St. Paul relies indirectly on the information technology systems of its service providers and those of its distribution network. The Year 2000 Project Office is communicating with the Company's service providers, including financial institutions providing custody and other services, its independent agents and brokers, and other entities with which The St. Paul does business, to identify and resolve Year 2000 issues and to determine the potential impact, where relevant, of the possible failure of certain of such persons to achieve Year 2000 compliance on a timely basis. Results of this process are expected to be used in The St. Paul's contingency planning efforts discussed below.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


Nuveen Systems
--------------
Having started the development and implementation of internal four-digit date code software and system standards in the early 1980's, Nuveen's Year 2000 program consists primarily of Year 2000 compliance examination and testing of the software packages and hardware provided by third parties and of the systems and software of its service providers. Certification of Year 2000 compliance of third-party hardware and software systems used in processing at Nuveen is expected to be complete by the end of the first quarter of 1999. Nuveen is in the process of developing contingency plans based upon its examination of the Year 2000 readiness of its third-party supplied systems and its service providers. Nuveen believes that the costs associated with its Year 2000 efforts will not be material to its operations and financial position.

Embedded Chip Issues
--------------------
Given the nature of its business, and that of its vendors and the members of its distribution network, the St. Paul believes that its exposure to embedded chip Year 2000 issues is minimal (other than its exposure to possible disruptions in electricity, telecommunications and other essential services provided by public utilities that are subject to embedded chip-related disruption). The St. Paul is, where appropriate, coordinating with vendors to obtain certificates of Year 2000 compliance for the embedded computer technology equipment that it uses.

Year 2000 Compliance Program Costs
----------------------------------
The St. Paul has developed and implemented plans to address the system modifications required to prepare for the Year 2000, and does not expect the planning and implementation costs associated with Year 2000 efforts to be material to its results of operations, cash flows or consolidated financial position. Through December 31, 1997, the costs of Year 2000 remediation measures incurred by the Company, including USF&G prior to the merger, totaled approximately $6 million. The St. Paul expects such costs to be approximately $12 million in 1998, and approximately $5 million in 1999.

Contingency Planning
--------------------
The Year 2000 Project Office's contingency planning team is currently developing a master contingency plan comprised of seven matrices, each matrix covering one of seven identified core sectors, setting potential risk exposure against three possible disruption duration scenarios. For each sector of activity and duration of disruption, the plan will provide an alternative work-around designed to permit continued operations and to minimize risk exposure. The overall plan is scheduled to be complete by March 31, 1999. The plan template and design model for each matrix will be distributed to all field office locations upon completion in order to permit the construction of plans specific to each office's operations.

The St. Paul believes that its most significant Year 2000 exposure is the potential business disruptions that would be caused by widespread failure of public utility systems, particularly in the power generation/distribution and the telecommunication industries. While the contingency plans being developed by The St. Paul will provide work-arounds to lessen the impact of short duration disruptions, prolonged failure of power and telecommunications systems could have a material adverse effect on the Company's results of operations, cash flows and consolidated financial position.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


As noted above, The St. Paul indirectly relies on the information systems of the many components of its distribution network, which includes thousands of independent agents and brokers. The St. Paul is aware that some of its independent agents and brokers are currently Year 2000 non-compliant and expects that a much lesser number, unknown at this time and expected to consist primarily of smaller agents, will be non-compliant on January 1, 2000. The Company believes that Year 2000 related difficulties experienced by members of its distribution network have the potential to materially disrupt its business and that such potential disruptions constitute its second greatest area of potential exposure to the Year 2000 problem. As part of its contingency planning effort, The St. Paul has been providing information to members of its distribution network intended to sensitize them to the Year 2000 issue and to encourage them to take appropriate steps to become Year 2000 compliant. Although the Company's distribution network consists of thousands of agents and brokers, the number of different systems used by the constituent members is far less. For example, the Company believes that fewer than 20 different types of agency management systems are used by its property-liability insurance agents in the United States. Contingency arrangements are being discussed with distribution network members pursuant to which the Company may, among other provisional steps, provide data in alternative formats and offer temporary direct billing services in the event of a disruption in their individual systems.

The Company notes that the Year 2000 issue by its nature carries the risk of unforeseen and potentially very serious problems of internal or external origin. Some commentators believe that the Year 2000 issue has the potential of destabilizing the global economy or causing a global recession, either of which could adversely affect the Company. While The St. Paul believes it is taking appropriate action with respect to third parties on whose systems and services The St. Paul relies to a significant extent, there can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on The St. Paul's earnings, cash flows or financial condition.

Insurance Coverage
------------------
The St. Paul also faces potential "Year 2000" claims under coverages provided by its reinsurance and insurance policies sold to insured parties who may incur losses as a result of the failure of such parties, or the customers or vendors of such parties, to be Year 2000 compliant. Because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine in advance whether and to what extent insured parties will incur losses, the amount of the losses or whether any such losses would be covered under The St. Paul's insurance policies. In some instances, coverage is not provided under the insurance policies or reinsurance contracts, while in other instances, coverage may be provided under certain circumstances.

The St. Paul's standard property and inland marine policies require, among other things, direct physical loss or damage from a covered cause of loss as a condition of coverage. In addition, it is a fundamental principle of all insurance that a loss must be fortuitous to be considered potentially covered. Given the fact that Year 2000 related losses are not unforeseen, and that the Company expects that such losses will not, in most if not all cases, cause direct physical loss or damage, The St. Paul has concluded that its property and inland marine policies do not generally provide coverage for losses relating to Year 2000 issues. To reinforce its view on coverage afforded by such policies, The St. Paul has developed and is implementing a specific Year 2000 exclusion endorsement.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


The St. Paul continues to assess its exposure to insurance claims arising from its liability coverages, and it is taking a number of actions to address that exposure, including individual risk evaluation, communications with insured parties, the use of exclusions in certain types of policies, and classification of high hazard exposures that in the Company's view present unacceptable risk. The Company may also face claims from the beneficiaries of its surety bonds resulting from Year 2000 related performance failures by the purchasers of the bonds.
The St. Paul is assessing its exposure to such potential claims.

The St. Paul does not believe that Year 2000-related insurance or reinsurance coverage claims will have a material adverse effect on its earnings, cash flows or financial position. However, the uncertainties of litigation are such that unexpected policy interpretations could compel claim payments substantially beyond the Company's coverage intentions, possibly resulting in a material adverse effect on The St. Paul's results of operations and/or cash flows and a material adverse effect on its consolidated financial position.


Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In December 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for determining when a liability should be recognized for guaranty fund and other insurance-related assessments and on the measurement of that liability. It also provides guidance on when an asset should be recognized for a portion or all of the liability or paid assessment that can be recovered through premium tax offsets of policy surcharges. The SOP is effective for fiscal years beginning after December 31, 1998. The St. Paul currently intends to adopt the provisions of the SOP in the first quarter of 1999. The cumulative effect of adopting the SOP may be material to The St. Paul's results of operations in the period it is adopted; however, The St. Paul cannot at this time reasonably estimate the amount of that cumulative effect.

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

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Management's Discussion, Continued


In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance for determining when computer software developed or obtained for internal use should be capitalized. It also provides guidance on the amortization of capitalized costs and the recognition of impairment. The SOP is effective for fiscal years beginning after December 31, 1998. The St. Paul intends to adopt the provisions of the SOP in the first quarter of 1999. The St. Paul believes the effect of adopting this SOP will not be material to its results of operations or financial position.

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


           Forward-looking Statement Disclosure
           ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning the effects of competition on premiums and revenues, expectations regarding Year 2000 issues and the company's efforts to address them.

In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of reinsurance or insurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; and various other matters, including the effects of the merger with USF&G Corporation. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including the impact of systems faults, the failure to successfully remediate material systems of The St. Paul, the time to remediate system failures once they occur, the failure of third parties (including public utilities, agents and brokers) to properly remediate material Year 2000 problems, and unanticipated judicial interpretations of the scope of its reinsurance or the insurance coverage provided by The St. Paul's policies. The St. Paul undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

               2)  The St. Paul filed a Form 8-K Current
                   Report dated August 3, 1998, relating to the announcement of its financial results for the quarter ended June 30, 1998.

               3)  The St. Paul filed a Form 8-K Current
                   Report dated August 20, 1998, relating to the announcement of several changes in its senior management.

               4)  The St. Paul filed a Form 8-K Current
                   Report dated October 6, 1998, containing audited financial statements and related notes for The St. Paul and USF&G on a combined basis as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995.

               5)  The St. Paul filed a Form 8-K Current
                   Report dated October 12, 1998, relating to the announcement of the anticipated total of approximately $175 million in pretax catastrophe losses for the third quarter of 1998, and the anticipated impact of difficult market conditions on its results for the third and fourth quarters of 1998.

               6)  The St. Paul filed a Form 8-K Current
                   Report dated November 3, 1998, relating to the announcement of its financial results for the quarter ended September 30, 1998.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  November 16, 1998            By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Senior Vice President
                                      and Chief Legal Counsel
                                    (Authorized Signatory)


Date:  November 16, 1998            By  /s/ Thomas A. Bradley
                                        ---------------------
                                    Thomas A. Bradley
                                    Senior Vice President
                                      and Corporate Controller
                                    (Principal Accounting Officer)

                       EXHIBIT INDEX
                       -------------
                                                                Method of
Exhibit                                                            Filing
-------                                                         ---------

(2)  Plan of acquisition, reorganization, arrangement,
      liquidation or succession*.....................................
(3)  Articles of incorporation and by-laws*..........................

(4)  Instruments defining the rights of security holders,
        including indentures*........................................

(10) Material contracts*.............................................

(11) Statement re computation of per share earnings**................ (1)

(12) Statement re computation of ratios**............................ (1)

(15) Letter re unaudited interim financial information*..............

(18) Letter re change in accounting principles*......................

(19) Report furnished to security holders*...........................

(22) Published report regarding matters submitted to
        vote of security holders*....................................

(23) Consents of experts and counsel*................................

(24) Power of attorney*..............................................

(27) Financial data schedule**....................................... (1)

(99) Additional exhibits*............................................


   * These items are not applicable.

  ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102.

 (1) Filed electronically herewith.