Form 10-Q/A
period 1998-06-30
ST PAUL COMPANIES INC /MN/
filed 1999-03-29
CIK 86312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                         Commission File Number 0-3021

                          THE ST. PAUL COMPANIES, INC.
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Minnesota                                       41-0518860
        ---------                                       ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



  385 Washington St., Saint Paul, MN                       55102
 ------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (651) 310-7911
                                                   ------------------

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

                                TABLE OF CONTENTS


                                                                                        Page No.
                                                                                        --------

         PART I. FINANCIAL INFORMATION

         Consolidated Statements of Operations (Unaudited), Three
                Months and Six Months Ended June 30, 1998 and 1997                          3

         Consolidated Balance Sheets (Unaudited),
                June 30, 1998 and December 31, 1997                                         4

         Consolidated Statements of Shareholders' Equity
                (Unaudited), Six Months Ended June 30, 1998 and
                Twelve Months Ended December 31, 1997                                       6

         Consolidated Statements of Comprehensive Income
                (Unaudited), Six Months Ended June 30, 1998
                and 1997                                                                    7

         Consolidated Statements of Cash Flows (Unaudited),
                Six Months Ended June 30, 1998 and 1997                                     8

         Notes to Consolidated Financial Statements (Unaudited)                             9

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        23

PART II. OTHER INFORMATION

         Item 1 through Item 6                                                             38

         Signatures                                                                        39

EXHIBIT INDEX                                                                              40


                          PART I FINANCIAL INFORMATION
                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited
                                 (In thousands)


                                                     Three Months Ended                    Six Months Ended
                                                           June 30                              June 30
                                                  -------------------------           -------------------------
                                                    1998             1997                1998          1997
                                                    ----             ----                ----          ----
Revenues:

  Premiums earned                                $1,752,167       1,856,347          3,533,724       3,696,972
  Net investment income                             397,656         390,331            794,547         780,411
  Realized investment gains                         135,532         171,384            185,373         267,473
  Asset management-
    investment banking                               74,919          59,755            146,321         118,360
  Other                                              19,407          15,285             43,908          32,137
                                               ------------    ------------       ------------    ------------
    Total revenues                                2,379,681       2,493,102          4,703,873       4,895,353
                                               ------------    ------------       ------------    ------------
Expenses:
  Insurance losses and loss
    adjustment expenses                           1,662,018       1,321,084          2,933,872       2,647,041
  Life policy benefits                               61,994          62,348            121,631         121,636
  Policy acquisition expenses                       416,998         443,241            850,116         869,870
  Operating and administrative                      649,198         275,509            958,454         556,643
                                               ------------    ------------       ------------    ------------
    Total expenses                                2,790,208       2,102,182          4,864,073       4,195,190
                                               ------------    ------------       ------------    ------------
    Income (loss) from continuing
       operations before income taxes              (410,527)        390,920           (160,200)        700,163
Income tax expense (benefit)                       (136,724)        101,978            (81,075)        174,053
                                               ------------    ------------       ------------    ------------
    Income (loss) from
       continuing operations                       (273,803)        288,942            (79,125)        526,110
  Loss on disposal of discontinued
       operations, net of taxes                           -               -                  -         (67,750)
                                               ------------    ------------       ------------    ------------
    Net income (loss)                             ($273,803)        288,942            (79,125)        458,360
                                               ------------    ------------       ------------    ------------
                                               ------------    ------------       ------------    ------------
Basic earnings (loss) per common share:

  Income (loss) from continuing operations          ($1.18)          1.25               (0.36)          2.26
  Loss from discontinued operations                    -              -                    -           (0.30)
                                               ------------    ------------       ------------    ------------
    Net income (loss)                               ($1.18)          1.25               (0.36)          1.96
                                               ------------    ------------       ------------    ------------
                                               ------------    ------------       ------------    ------------
Diluted earnings (loss) per common share:

  Income (loss) from continuing operations          ($1.18)          1.15               (0.36)          2.09
  Loss from discontinued operations                    -              -                  -             (0.27)
                                               ------------    ------------       ------------    ------------
    Net income (loss)                               ($1.18)          1.15               (0.36)          1.82
                                               ------------    ------------       ------------    ------------
                                               ------------    ------------       ------------    ------------
Dividends declared on common stock                    0.25           0.235               0.50           0.47
                                               ------------    ------------       ------------    ------------
                                               ------------    ------------       ------------    ------------


See notes to consolidated financial statements.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited
                                 (In thousands)


                                                                        June 30,               December 31,
ASSETS                                                                    1998                     1997
-----------                                                             ----------              ----------
Investments:
  Fixed maturities, at estimated market value                            $20,843,281             20,945,219
  Equities, at estimated market value                                      1,146,784              1,052,370
  Real estate, at cost less accumulated
    depreciation of $100,985 (1997; $93,015)                                 918,524                985,317
  Mortgage loans, at cost                                                    702,035                640,734
  Venture capital, at estimated market value                                 491,817                461,892
  Other investments                                                          932,599                923,933
  Short-term investments, at cost                                            974,492                970,568
                                                                      --------------         --------------
   Total investments                                                      26,009,532             25,980,033
Cash                                                                         129,107                113,175
Investment banking inventory securities                                       43,602                130,203
Reinsurance recoverables:
  Unpaid losses                                                            4,043,507              3,839,051
  Paid losses                                                                126,515                128,422
Ceded unearned premiums                                                      343,115                376,343
Receivables:
  Underwriting premiums                                                    2,276,459              2,213,926
  Interest and dividends                                                     345,512                355,970
  Other                                                                      137,761                104,727
Deferred policy acquisition expenses                                         837,490                872,460
Deferred income taxes                                                      1,203,365              1,213,790
Office properties and equipment, at cost
  less accumulated depreciation
  of $397,536 (1997; $369,414)                                               532,890                602,381
Goodwill                                                                     599,428                618,528
Other assets                                                                 834,887                809,819
                                                                     ---------------        ---------------
   Total assets                                                          $37,463,170             37,358,828
                                                                     ---------------        ---------------
                                                                     ---------------        ---------------


 See notes to consolidated financial statements.

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                                    Unaudited
                                 (In thousands)


                                                                           June 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1998                1997
------------------------------------------------------------           ---------------       ------------
Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses                                      $18,646,485          18,153,080
  Future policy benefits                                                     3,876,671           3,816,050
  Unearned premiums                                                          3,392,302           3,528,234
                                                                        --------------      --------------
   Total insurance reserves                                                 25,915,458          25,497,364
Debt                                                                         1,075,895           1,304,008
Payables:
  Income taxes                                                                 224,717             303,549
  Reinsurance premiums                                                         305,611             258,495
  Accrued expenses and other                                                 1,473,048           1,327,549
Other liabilities                                                            1,453,391           1,556,995
                                                                        --------------      --------------
   Total liabilities                                                        30,448,120          30,247,960
                                                                        --------------      --------------
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiaries or trusts holding solely
  convertible subordinated debentures of the Company                           502,700             502,700
                                                                        --------------      --------------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 945 shares
  outstanding (956 shares in 1997)                                             136,320             137,892
Guaranteed obligation - PSOP                                                  (121,167)           (121,167)
                                                                        --------------      --------------
   Total preferred shareholders' equity                                         15,153              16,725
                                                                        --------------      --------------
Common:
Common stock, 480,000 shares authorized; 235,848
  shares outstanding (233,130 shares in 1997)                                2,120,746           2,057,108
Retained earnings                                                            3,532,624           3,720,140
Guaranteed obligation - ESOP                                                         -              (8,453)
Accumulated other comprehensive income:
  Unrealized appreciation                                                      866,335             845,811
  Unrealized loss on foreign currency translation                              (22,508)            (23,163)
                                                                        --------------      --------------
   Total accumulated other comprehensive income                                843,827             822,648
                                                                        --------------      --------------
   Total common shareholders' equity                                         6,497,197           6,591,443
                                                                        --------------      --------------
   Total shareholders' equity                                                6,512,350           6,608,168
                                                                        --------------      --------------
   Total liabilities, redeemable preferred
     securities and shareholders' equity                                   $37,463,170          37,358,828
                                                                        --------------      --------------
                                                                        --------------      --------------


See notes to consolidated financial statements.

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                    Unaudited
                                 (In thousands)


                                                                                 Six            Twelve
                                                                            Months Ended     Months Ended
                                                                              June 30,       December 31,
                                                                                1998             1997
                                                                           -------------     ------------
Preferred shareholders' equity:
Series B convertible preferred stock:
  Beginning of period                                                      $    137,892            142,131
  Redemptions during period                                                      (1,572)            (4,239)
                                                                          -------------       ------------
     End of period                                                              136,320            137,892
                                                                          -------------       ------------
Guaranteed obligation - PSOP:
  Beginning of period                                                          (121,167)          (126,068)
  Principal payments                                                                 -               4,901
                                                                          -------------       ------------
     End of period                                                             (121,167)          (121,167)
                                                                          -------------       ------------
     Total preferred shareholders' equity                                        15,153             16,725
                                                                          -------------       ------------
Common shareholders' equity:
Common stock:
  Beginning of period                                                         2,057,108          1,895,608
  Stock issued under stock incentive plans                                       44,110             32,421
  Stock issued for preferred shares redeemed                                      3,777              8,708
  Stock issued for acquisitions                                                       -            113,264
  Reacquired common shares                                                            -            (13,892)
  Other                                                                          15,751             20,999
                                                                          -------------       ------------
     End of period                                                            2,120,746          2,057,108
                                                                          -------------       ------------
Retained earnings:
  Beginning of period                                                         3,720,140          3,097,261
  Net income (loss)                                                             (79,125)           929,292
  Dividends declared on common stock                                           (108,972)          (186,036)
  Dividends declared on preferred stock, net of taxes                            (4,269)           (10,304)
  Reacquired common shares                                                            -           (114,232)
  Premium on preferred shares converted or redeemed                              (2,205)            (4,052)
  Other changes during period                                                     7,055              8,211
                                                                          -------------       ------------
     End of period                                                            3,532,624          3,720,140
                                                                          -------------       ------------
Guaranteed obligation - ESOP:
  Beginning of period                                                            (8,453)           (20,353)
  Principal payments                                                              8,453             11,900
                                                                          -------------       ------------
     End of period                                                                    -             (8,453)
                                                                          -------------       ------------
Unrealized appreciation, net of taxes:
  Beginning of period                                                           845,811            679,381
  Change during the period                                                       20,524            166,430
                                                                          -------------       ------------
     End of period                                                              866,335            845,811
                                                                          -------------       ------------
Unrealized loss on foreign currency translation, net of taxes:
  Beginning of period                                                           (23,163)           (20,500)
  Currency translation adjustments                                                  655             (2,663)
                                                                          -------------       ------------
     End of period                                                              (22,508)           (23,163)
                                                                          -------------       ------------
     Total common shareholders' equity                                        6,497,197          6,591,443
                                                                          -------------       ------------
     Total shareholders' equity                                              $6,512,350          6,608,168
                                                                          -------------       ------------
                                                                          -------------       ------------


See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Statements of
                              Comprehensive Income
                                    Unaudited
                                 (In thousands)


                                                              Three Months Ended              Six Months Ended
                                                                    June 30                        June 30
                                                          --------------------------       ----------------------
                                                             1998            1997            1998          1997
                                                            ------          ------          ------        ------
                                                                                (In thousands)
Net income (loss)                                         $(273,803)        288,942         (79,125)       458,360
                                                          ----------      ----------      ----------     ----------
Other comprehensive income (loss), net of taxes:

  Change in unrealized appreciation                         (27,881)        198,086          20,524       (113,420)
  Change in unrealized loss on
      foreign currency translation                           (4,197)         (1,037)            655          5,299
                                                          ----------      ----------      ----------     ----------
      Other comprehensive income (loss)                     (32,078)        197,049          21,179       (108,121)
                                                          ----------      ----------      ----------     ----------
      Comprehensive income (loss)                         $(305,881)        485,991         (57,946)       350,239
                                                          ----------      ----------      ----------     ----------
                                                          ----------      ----------      ----------     ----------



See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)


                                                                                   Six Months Ended
                                                                                        June 30
                                                                          ---------------------------------
                                                                              1998                 1997
                                                                              ----                 ----
OPERATING ACTIVITIES
  Net income (loss)                                                           ($79,125)           458,360
  Adjustments:
    Change in net property-liability insurance reserves                        219,047            (60,548)
    Change in insurance premiums receivable                                    (58,182)           (62,697)
    Change in asset management balances                                         (3,122)            63,063
    Realized investment gains                                                 (185,373)          (267,473)
    Provision for loss on disposal of discontinued operations                        -             67,750
    Other                                                                       88,038             61,049
                                                                          ------------        -----------
      Net Cash Provided by (Used in) Operating Activities                      (18,717)           259,504
                                                                          ------------        -----------
INVESTING ACTIVITIES
Purchase of investments                                                     (2,288,072)        (2,887,202)
Proceeds from sales and maturities of investments                            2,433,067          2,757,640
Change in short-term investments                                                16,274            (31,580)
Change in open security transactions                                           100,849             76,430
Net purchases of office properties and equipment                               (51,553)           (70,691)
Discontinued operations                                                        (13,772)           (20,284)
Other                                                                           22,175            (12,878)
                                                                          ------------        -----------
      Net Cash Provided by (Used in) Investing Activities                      218,968           (188,565)
                                                                          ------------        -----------

FINANCING ACTIVITIES

Deposits on universal life and investment contracts                            180,825            262,013
Withdrawals on universal life and investment contracts                        (131,020)          (106,006)
Dividends paid on common and preferred stock                                  (102,887)          (102,734)
Proceeds from issuance of debt                                                  36,190            182,186
Repayment of debt                                                             (193,827)          (103,155)
Redemption of preferred shares                                                       -           (199,981)
Repurchase of common shares                                                          -           (102,004)
Proceeds from issuance of company-obligated mandatorily
   redeemable preferred securities of subsidiaries                                   -             98,871
Stock options exercised and other                                               26,400             18,471
                                                                          ------------        -----------
      Net Cash Used in Financing Activities                                   (184,319)           (52,339)
                                                                          ------------        -----------
Effect of exchange rate changes on cash                                              -                 44
                                                                          ------------        -----------
      Increase in cash                                                          15,932             18,644
      Cash at beginning of period                                              113,175            109,855
                                                                          ------------        -----------
      Cash at end of period                                                   $129,107            128,499
                                                                          ------------        -----------
                                                                          ------------        -----------


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

These consolidated financial statements rely, in part, on estimates. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Some amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income or shareholders' equity, as previously reported.

All references in the consolidated financial statements and related footnotes to per share amounts and to the number of common shares for both 1998 and 1997 reflect the effect of the 2-for-1 stock split which occurred on May 6, 1998 (See Note 9).

Later in 1998, The St. Paul intends to file with the Securities and Exchange Commission audited financial statements reflecting the combined accounts and results of operations of The St. Paul and USF&G as of Dec. 31, 1997 and 1996, and for the years ended Dec. 31, 1997, 1996 and 1995.

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


                                                          Three Months Ended                Six Months Ended
                                                                June 30                          June 30
                                                      --------------------------         ----------------------
                                                          1998            1997             1998           1997
                                                         ------          ------           ------         ------
                                                                            (In thousands)
EARNINGS (LOSS)
Basic:
Net income (loss), as reported                           ($273,803)        288,942         (79,125)       458,360
Dividends on preferred stock, net of taxes                  (2,120)         (2,168)         (4,269)        (6,012)
Premium on preferred shares redeemed                        (1,361)           (651)         (2,205)          (911)
                                                        ----------      ----------      ----------     ----------
    Net income (loss) available to common shares         ($277,284)        286,123         (85,599)       451,437
                                                        ----------      ----------      ----------     ----------
                                                        ----------      ----------      ----------     ----------
Diluted:
Net income (loss) available to common shares             ($277,284)        286,123         (85,599)       451,437
Effect of dilutive securities:
   Convertible preferred stock                                   -           1,502               -          3,017
   Zero coupon convertible notes                                 -             779               -          1,542
   Convertible monthly income preferred securities               -           2,019               -          4,037
                                                        ----------      ----------      ----------     ----------
    Net income (loss) available to common shares         ($277,284)        290,423         (85,599)       460,033
                                                        ----------      ----------      ----------     ----------
                                                        ----------      ----------      ----------     ----------
COMMON SHARES
Basic:
  Weighted average common shares outstanding               235,160         229,611         234,670        230,211
                                                        ----------      ----------      ----------     ----------
                                                        ----------      ----------      ----------     ----------
Diluted:
  Weighted average common shares outstanding               235,160         229,611         234,670        230,211
  Effect of dilutive securities:
    Stock options                                                -           4,786               -          4,702
    Convertible preferred stock                                  -           8,025               -          7,848
    Zero coupon convertible notes                                -           2,923               -          2,923
    Convertible monthly income preferred securities              -           7,017               -          7,017
                                                        ----------      ----------      ----------     ----------
           Total                                           235,160         252,362         234,670        252,701
                                                        ----------      ----------      ----------     ----------
                                                        ----------      ----------      ----------     ----------
EARNINGS (LOSS) PER SHARE
Basic                                                      ($1.18)            1.25          (0.36)           1.96
                                                        ----------      ----------      ----------     ----------
                                                        ----------      ----------      ----------     ----------
Diluted                                                    ($1.18)            1.15          (0.36)           1.82
                                                        ----------      ----------      ----------     ----------
                                                        ----------      ----------      ----------     ----------


                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                              Notes to Consolidated
                              Financial Statements,
                                    Continued

The assumed exercise of stock options, and the assumed conversion of preferred stock, zero coupon notes and monthly income preferred securities are each anti-dilutive to The St. Paul's net income for the three months and six months ended June 30, 1998. As a result, the potentially dilutive effect of those securities is not considered in the calculation of EPS amounts for those periods.

NOTE 3  INVESTMENTS

Investment Activity. A summary of investment transactions is presented below.


                                                      Six Months Ended June 30
                                                  --------------------------------
                                                      1998                1997
                                                     ------              ------
                                                         (In thousands)
Purchases:
  Fixed maturities                                   $1,145,945          1,878,844
  Equities                                              820,247            721,728
  Real estate                                            36,124             75,187
  Mortgage loans                                        112,454             94,747
  Venture capital                                        85,702             57,222
  Other investments                                      87,600             59,474
                                                   ------------       ------------
    Total purchases                                   2,288,072          2,887,202
                                                   ------------       ------------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                               241,138          1,083,017
    Maturities and redemptions                          988,904            592,785
  Equities                                              915,194            683,907
  Venture capital                                        42,825            180,973
  Real estate                                           120,306            154,995
  Mortgage loans                                         52,832             12,191
  Other investments                                      71,868             49,772
                                                   ------------       ------------
    Total sales and maturities                        2,433,067          2,757,640
                                                   ------------       ------------
    Net purchases (sales)                             ($144,995)           129,562
                                                   ------------       ------------
                                                   ------------       ------------


                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                              Notes to Consolidated
                              Financial Statements,
                                    Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation recorded in common shareholders' equity was as follows:


                                              Six Months Ended     Twelve Months Ended
                                               June 30, 1998        December 31, 1997
                                             -----------------      -----------------
                                                         (In thousands)
Fixed maturities                                   $33,231                399,832
Equities                                            12,039                 61,969
Venture capital                                     11,541               (154,826)
Life deferred policy acquisition
    costs and policy benefits                      (27,798)               (50,692)
                                               -----------            -----------
    Total change in pretax
         unrealized appreciation                    29,013                256,283

    Change in deferred taxes                        (8,489)               (89,853)
                                               -----------            -----------
    Total change in unrealized
       appreciation, net of taxes                  $20,524                166,430
                                               -----------            -----------
                                               -----------            -----------


NOTE 4  INCOME TAXES

The components of income tax expense (benefit) on continuing operations are as follows:


                                                     Three Months Ended                  Six Months Ended
                                                           June 30                            June 30
                                                 --------------------------         --------------------------
                                                    1998            1997                1998           1997
                                                   ------          ------              ------         ------
                                                                         (In thousands)
Federal current tax expense (benefit)           $    (7,025)        102,451            44,468          186,285
Federal deferred tax benefit                       (134,670)         (6,690)         (139,945)         (24,578)
                                                  ---------       ---------         ---------        ---------
  Total federal income tax
    expense (benefit)                              (141,695)         95,761           (95,477)         161,707
Foreign income taxes                                  3,484           4,723            10,382            9,329
State income taxes                                    1,487           1,494             4,020            3,017
                                                  ---------       ---------         ---------        ---------
  Total income tax expense
    (benefit) on continuing operations            $(136,724)        101,978           (81,075)         174,053
                                                  ---------       ---------         ---------        ---------
                                                  ---------       ---------         ---------        ---------


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

NOTE 6  DEBT

Debt consists of the following:


                                                   June 30,                    December 31,
                                                    1998                           1997
                                          -----------------------        -------------------------
                                            Book          Fair               Book            Fair
                                            Value         Value              Value           Value
                                           ------        ------             ------          ------
                                                               (In thousands)
Medium-term notes                           $511,917        531,400           511,920         529,000
Commercial paper                             203,963        203,963           168,429         168,429
8 3/8% senior notes                          149,650        159,000           149,592         159,060
Zero coupon convertible notes                108,645        126,500           106,838         122,307
7 1/8% senior notes                           79,836         83,700            79,824          82,680
Real estate mortgages                         19,884         20,100            19,900          20,491
Nuveen debt                                    2,000          2,000            84,500          84,600
7% senior notes                                    -              -           145,225         145,744
Credit facility                                    -              -            35,000          35,000
Guaranteed ESOP debt                               -              -             2,780           2,800
                                          ----------     ----------        ----------      ----------
    Total debt                            $1,075,895      1,126,663         1,304,008       1,350,111
                                          ----------     ----------        ----------      ----------
                                          ----------     ----------        ----------      ----------


                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                              Notes to Consolidated
                              Financial Statements,
                                    Continued

NOTE 7  SEGMENT INFORMATION

In connection with the merger with USF&G, The St. Paul performed a reassessment of its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on the merged organizational structure and related operating segment manager responsibilities, The St. Paul has redefined its reportable segments as follows:


                                                         Three Months Ended                 Six Months Ended
                                                               June 30                           June 30
                                                       -----------------------          -------------------------
                                                      1998             1997               1998             1997
                                                     ------           ------             ------           ------
                                                                            (In thousands)
REVENUES FROM CONTINUING OPERATIONS
Property-Liability Insurance:
   Worldwide Insurance Operations                   $1,463,105         1,490,811         2,919,826        2,987,091
   Reinsurance                                         263,071           339,336           563,657          656,574
                                                 -------------      ------------     -------------     ------------
     Total premiums earned                           1,726,176         1,830,147         3,483,483        3,643,665
  Net investment income                                331,130           326,827           662,893          657,334
  Realized investment gains                            132,486           168,980           179,976          262,943
  Other                                                 15,726            11,523            34,452           25,241
                                                 -------------     -------------     -------------     ------------
     Total property-liability insurance              2,205,518         2,337,477         4,360,804        4,589,183
                                                 -------------     -------------     -------------     ------------
Life insurance                                          94,094            86,247           183,959          170,865
                                                 -------------     -------------     -------------     ------------
Asset management-investment banking                     76,344            60,279           148,813          121,401
                                                 -------------     -------------     -------------     ------------
     Total reportable segments                       2,375,956         2,484,003         4,693,576        4,881,449
Parent company and eliminations                          3,725             9,099            10,297           13,904
                                                 -------------     -------------     -------------     ------------
     Total revenues                                 $2,379,681         2,493,102         4,703,873        4,895,353
                                                 -------------     -------------     -------------     ------------
                                                 -------------     -------------     -------------     ------------


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                              Notes to Consolidated
                              Financial Statements,
                                    Continued


                                                         Three Months Ended                   Six Months Ended
                                                               June 30                             June 30
                                                       -----------------------            -------------------------
                                                        1998             1997               1998              1997
                                                       ------           ------             ------            ------
                                                                              (In thousands)
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
Property-Liability Insurance:
  Worldwide Insurance Operations                     $(503,682)          (64,398)         (611,895)           (149,463)
  Reinsurance                                            1,867            (1,053)           16,079               1,944
                                                 -------------      ------------      ------------        ------------
     Total GAAP underwriting result                   (501,815)          (65,451)         (595,816)           (147,519)
  Net investment income                                331,130           326,827           662,893             657,334
  Realized investment gains                            132,486           168,980           179,976             262,943
  Other                                               (195,350)          (23,226)         (224,125)            (44,763)
                                                 -------------     -------------     -------------       -------------
     Total property-liability insurance               (233,549)          407,130            22,928             727,995
                                                 -------------     -------------      ------------       -------------
Life insurance                                         (32,755)           12,333           (13,737)             25,288
                                                 -------------     -------------      ------------       -------------
Asset management-investment banking:

  Pretax income before minority interest                33,077            28,866            64,527              58,060
  Minority interest                                     (7,984)           (7,436)          (15,817)            (13,926)
                                                 -------------     -------------     -------------       -------------
     Total asset management-
        investment banking                              25,093            21,430            48,710              44,134
                                                 -------------     -------------     -------------       -------------
     Total reportable segments                        (241,211)          440,893            57,901             797,417
Parent company and eliminations                       (169,316)          (49,973)         (218,101)            (97,254)
                                                 -------------     -------------     -------------       -------------
     Total income (loss) from continuing
       operations before income taxes               $ (410,527)          390,920          (160,200)            700,163
                                                 -------------     -------------     -------------       -------------
                                                 -------------     -------------     -------------       -------------


The St. Paul recorded a $291.6 million pretax charge in the second quarter of 1998 related to its merger with USF&G (see Note 8). The charge was recorded in the following captions of the "Income (Loss) from Continuing Operations Before Income Taxes" section of the foregoing segment table: $142.4 million in property-liability insurance - other; $14.1 million in property-liability insurance - realized gains; $9.4 million in life insurance; and $125.7 million in parent company and eliminations.

The St. Paul also recorded a $250.0 million pretax charge to increase its loss reserves in the second quarter of 1998 to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the merger. The charge is included in the Worldwide Insurance Operations GAAP underwriting result caption in the foregoing table. In addition, The St. Paul recorded a $41.0 million pretax charge to write down the carrying value of its life insurance operation's deferred policy acquisition costs, which is reflected in the life insurance caption of the above table. See
Note 9 for further discussion of these charges.

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                              Notes to Consolidated
                              Financial Statements,
                                    Continued

NOTE 8  MERGER WITH USF&G CORPORATION

On April 24, 1998, The St. Paul issued 66,468,572 of its common shares (as adjusted for the May 6, 1998 two-for-one stock split) in exchange for all of the outstanding common stock of USF&G Corporation, a holding company for property-liability and life insurance operations. The transaction was valued at approximately $3.7 billion, which included the assumption of USF&G's debt and capital securities. This business combination has been accounted for as a pooling of interests; accordingly, the consolidated unaudited financial statements for periods prior to the combination have been restated to include the accounts and results of operations of USF&G Corporation. There were no material intercompany transactions between The St. Paul and USF&G prior to the merger.

The following summarizes the results of operations previously reported by The St. Paul and USF&G, and the combined amounts included in the accompanying consolidated financial statements.


                                             Three Months                Three Months      Six Months
                                                 Ended                      Ended            Ended
                                             March 31, 1998             June 30, 1997     June 30, 1997
                                            ----------------           ---------------   ---------------
                                                                 (In thousands)
Total Revenues:
    The St. Paul Companies, Inc.                $1,467,157                  1,620,711         3,177,914
    USF&G Corporation                              857,035                    872,391         1,717,439
                                              ------------               ------------      ------------
       Combined                                 $2,324,192                  2,493,102         4,895,353
                                              ------------               ------------      ------------
                                              ------------               ------------      ------------
Net Income:
    The St. Paul Companies, Inc.                  $154,000                    230,524           355,073
    USF&G Corporation                               38,113                     47,416            92,403
                                              ------------               ------------      ------------
       Combined                                    192,113                    277,940           447,476
    Conforming accounting
      adjustment, net of taxes                       2,565                     11,002            10,884
                                              ------------               ------------      ------------
      Net income included in
        accompanying financial
        statements                                $194,678                    288,942           458,360
                                              ------------               ------------      ------------
                                              ------------               ------------      ------------


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

The St. Paul recorded a pretax charge to earnings of $291.6 million ($221.0 million after-tax) in the second quarter related to the merger, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. The St. Paul estimates that approximately 2,000 positions will be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, will be affected by the reductions. The number of positions expected to be reduced by function include approximately 950 in The St. Paul's property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions. The reductions will occur throughout the United States. Through June 30, 1998, approximately 500 positions had been eliminated, and the cost of termination benefits paid was $16.7 million. The St. Paul expects to realize annualized pretax expense savings of approximately $200 million as a result of its plan to merge the two organizations, primarily due to a reduction in employee salaries and benefits.

The merger-related charge was determined in accordance with Emerging Issues Task Force (EITF) Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," SFAS No. 5, "Accounting for Contingencies," and Accounting Principles Board Opinion No. 16, "Business Combinations."

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

The following table provides information about the components of the charge taken in the second quarter, payments made and the balance of accrued amounts remaining at June 30, 1998.


    (in thousands)

                                                        Pre-tax
    CHARGES TO EARNINGS:                                 Charge
                                                      ------------
        USF&G corporate headquarters                       $36,400
        Long-lived assets                                   22,835
        Software depreciation acceleration                   9,678
        Computer leases and equipment                        9,600
        Other equipment and furniture                        7,700
                                                       -----------
            Subtotal                                        86,213
                                                       -----------


     ACCRUED CHARGES SUBJECT TO ROLLFORWARD:


                                                                                       Reserve at
                                                        Pre-tax                          June 30,
                                                         Charge        Payments             1998
                                                      ------------   -------------  -------------
    Executive severance                                     89,352       $(14,377)       $ 74,975
    Other severance                                         52,200         (2,296)         49,904
    Branch lease exit costs                                 34,150               -         34,150
    Transaction costs                                       29,676        (29,316)            360
                                                      ------------   -------------   ------------
    Accruals subject to rollforward                        205,378        (45,989)        159,389
                                                      ------------   -------------   ------------
            Total                                         $291,591                       $159,389
                                                      ============                   ============


On The St. Paul's Consolidated Statement of Operations, $268.8 million of the merger-related charge was recorded in the "Operating and administrative" expense caption and $22.8 million was recorded in the "Realized investment gains" revenue caption.

The following discussion provides more information regarding the rationale for and calculation of each component of the second-quarter merger-related charge:

USF&G CORPORATE HEADQUARTERS

The Founders Building had been one of USF&G's headquarters buildings in Baltimore, MD. Upon consummation of the merger, it was determined that the headquarters for the combined entity would reside in St. Paul, MN, and that a significant number of personnel working in Baltimore would be terminated, thus vacating a significant portion of the Founders Building. The St. Paul developed a plan to lease that space to outside parties and thus categorized it as an "asset to be held or used" as defined in SFAS No. 121 for purposes of evaluating the potential impairment of its $64 million carrying value. That evaluation, based on the anticipated undiscounted future cash flows from potential lessees, indicated that an impairment in the carrying value had occurred, and the building was written down by $36 million to its fair value of $28 million. The writedown is reflected in "Parent company and eliminations" results. The building continues to be depreciated over its estimated remaining useful life.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

LONG-LIVED ASSETS

Upon consummation of the merger, The St. Paul determined that several of USF&G's real estate investments were not consistent with The St. Paul's real estate investment strategy. A plan was developed to sell a number of apartment buildings and various other miscellaneous holdings, with an expected disposal date in 1999. In applying the provisions of SFAS No. 121, it was determined that four of these miscellaneous investments should be written down to fair value, based on The St. Paul's plan to sell them. Fair value was determined based on a discounted cash flow analysis, or based on market prices for similar assets. The impairment writedown is reflected in the Consolidated Statement of Operations in the "Realized investment gains" revenue caption. The four investments are as follows:


       1) Description of investment:      Percentage rents retained after sale
                                          of a portfolio of stores to
                                          a third party

           Carrying amount:               $21.6 million prior to writedown of
                                          $16.6 million, for current
                                          amount of $5.0 million


       2) Description of investment:      138-acre land parcel in New Jersey,
                                          with farm buildings being rented out

           Carrying amount:               $4.9 million prior to write-down of
                                          $2.1 million, for current
                                          amount of $2.8 million


       3) Description of investment:      Receivable representing cash flow
                                          guarantee payments related to real
                                          estate partnerships.

           Carrying amount:               $4.8 million prior to writedown of
                                          $1.7 million, for a balance
                                          of $3.1 million.


       4) Description of investment:      Limited partnership interests in
                                          three citrus groves

           Carrying amount:               $7.4 million prior to writedown of
                                          $2.4 million, for current
                                          amount of $5.0 million


These writedowns are reflected in the following operations: $14.1 million in property-liability investment operations; $6.2 million in parent company and eliminations; and $2.5 million in life insurance.

ACCELERATION OF SOFTWARE DEPRECIATION

The St. Paul conducted an extensive technology study upon consummation of the merger as part of the business plan to merge the two companies. The resulting strategy to standardize technology throughout the combined entity and maintain one data center in St. Paul, MN, resulted in the identification of duplicate software applications. As a result, the estimated useful life for that software was shortened, resulting in an additional charge to earnings.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

COMPUTER LEASES AND EQUIPMENT

The technology study also identified redundant computer hardware, resulted in lease buy-out transactions and disposals of computer equipment.

OTHER EQUIPMENT AND FURNITURE

The decision to combine all corporate headquarters in St. Paul, MN created excess equipment and furniture in Baltimore, MD. The charge was calculated based on the book value of assets at that location.

EXECUTIVE SEVERANCE

Represents the obligations The St. Paul will be required to pay in accordance with the USF&G Senior Executive Severance Plan in place at the time of the merger. The plan provides for payments to participants in the event the participant is terminated without cause by the company or for good reason by the participant within two years of the effective date of a transaction covered by the plan.

OTHER SEVERANCE

Represents severance and related benefits such as out-placement counseling, vacation buy-out and medical coverage to be paid to terminated employees not covered under the USF&G Senior Executive Severance Plan.

BRANCH LEASE EXIT COSTS

As a result of the merger, excess space will be created in several locations due to the anticipated staff reduction in the combined organization. The charge for branch lease exit costs was calculated by determining the percentage of anticipated excess space at each site and the current lease costs over the remaining lease period. In certain locations, the lease is expected to be terminated. For leases not expected to be terminated, the amount of expense included in the charge was calculated as the percentage of excess space (20% to 100%) times the net of: remaining rental payments plus capitalized leasehold improvements less actual sub-lease income. No amounts were discounted to present value in the calculation.

TRANSACTION COSTS

This amount consists of registration fees, costs of furnishing information to stockholders, consultant fees, investment banker fees, and legal and accounting fees.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

NOTE 9 CHARGES TO INCREASE LOSS RESERVES AND REDUCE THE CARRYING VALUE OF LIFE INSURANCE DEFERRED ACQUISITION COSTS

In the second quarter, The St. Paul recorded pretax loss and loss adjustment expenses of $250.0 million to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the merger. Prior to the merger, both companies, in accordance with generally accepted accounting principles, recorded their best estimate of reserves within a range of estimates bounded by a high point and a low point.

Subsequent to the consummation of the merger in April 1998, The St. Paul obtained the raw data underlying, and documentation supporting, USF&G's December 31, 1997 reserve analysis. The St. Paul's actuaries reviewed such information and concurred with the reasonableness of USF&G's range of estimates for their reserves. However, applying their judgment and interpretation to the range, The St. Paul's actuaries, who would be responsible for setting reserve amounts for the combined entity, concluded that strengthening the reserves would be appropriate, resulting in the $250 million adjustment. The adjustment was allocated to the following underwriting business centers: General Commercial ($120 million); Specialized Commercial ($95 million); and Personal Insurance ($35 million).

Also in the second quarter, The St. Paul recorded a $41.0 million pretax charge to reflect a writedown in the carrying value of deferred policy acquisition costs (DPAC) in its life insurance segment. The writedown related to universal life-type and investment-type contracts which are subject to the guidance in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." According to SFAS No. 97, amortization of DPAC is based on the present value of estimated gross profits expected to be realized over the life of the contract. Estimates of expected gross profits used as a basis for amortization are evaluated regularly and the total amortization to date should be adjusted if actual experience or other evidence suggests that earlier estimates should be revised.

The $41.0 million DPAC charge had three components. First, the persistency of certain in-force business, particularly universal life and flexible premium annuities, sold through some USF&G distribution channels, had begun to deteriorate after the USF&G merger announcement. To mitigate this, management decided, in the second quarter, to increase credited rates on certain universal life business. This change lowered the estimated future profits on this business, which, as required under SFAS No. 97, triggered $19.1 million in accelerated DPAC amortization. Second, the low interest rate environment during the first half of 1998 led to assumption changes as to the future "spread" on certain interest sensitive products, lowering gross profit expectations and triggering a $15.6 million DPAC charge. The remaining $6.3 million charge resulted from a change in annuitization assumptions for certain tax-sheltered annuity products.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

NOTE 10  2-FOR-1 COMMON STOCK SPLIT

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

NOTE 11 DISCONTINUED OPERATIONS

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

The St. Paul incurred a pretax loss from continuing operations of $411 million in the second quarter of 1998, driven by a pretax charge of $292 million relating to its merger with USF&G and other charges, totaling $291 million, relating to property-liability loss reserve strengthening to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the merger, and the writedown of deferred policy acquisition expenses in the life insurance segment. Excluding these charges, The St. Paul's second quarter pretax earnings totaled $172 million in 1998, down from comparable pretax earnings from continuing operations of $391 million in the same 1997 period. The decline from 1997 primarily resulted from a significant increase in catastrophe losses and deteriorating loss experience in several sectors of The St. Paul's property-liability insurance operations.

The following table summarizes The St. Paul's results for the second quarter and year-to-date.


                                                               Three Months                          Six Months
                                                               Ended June 30                        Ended June 30
                                                               -------------                        -------------
(in millions)
                                                            1998           1997                 1998             1997
                                                            ----           ----                 ----             ----
Pretax income (loss):
  Property-liability insurance:
    GAAP underwriting result                              $(502)            (65)                 (596)            (148)
    Net investment income                                   331             327                   663              657
    Realized investment gains                               132             169                   180              263
    Other                                                  (195)            (24)                 (224)             (44)
                                                           ----             ---                  ----              ---
      Total property-liability insurance                   (234)            407                    23              728
  Life insurance                                            (33)             12                   (14)              25
  Asset management-investment banking                        25              21                    49               44
  Parent and other                                         (169)            (49)                 (218)             (97)
                                                            ---             ---                  ----              ---
        Income (loss) from continuing
          operations before income taxes                   (411)            391                  (160)             700
Income tax expense (benefit)                               (137)            102                   (81)             174
                                                           -----           ----                   ----           -----
        Income (loss) from
           continuing operations                           (274)            289                   (79)             526
 Loss from discontinued
    operations, net of taxes                                  -               -                     -              (68)
                                                          -----           -----                 -----            -----
        Net income (loss)                                 $(274)            289                   (79)             458
                                                          -----           -----                 -----            -----
                                                          -----           -----                 -----            -----
Diluted net income (loss)
     per common share                                    $(1.18)           1.15                 (0.36)            1.82
                                                          -----           -----                 -----            -----
                                                          -----           -----                 -----            -----


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                              CONSOLIDATED RESULTS

CONSOLIDATED REVENUES


                                                   Three Months                   Six Months
                                                   Ended June 30                 Ended June 30
                                                ------------------           -------------------
(in millions)                                   1998          1997           1998           1997
                                                ----          ----           ----           ----
Earned premiums                                 $1,752         1,856         3,534          3,697
Net investment income                              398           390           795            780
Realized investment gains                          136           171           185            267
Asset management-investment banking                 75            60           146            118
Other                                               19            16            44             33
                                               -------       -------       -------        -------
     Total revenues                             $2,380         2,493         4,704          4,895
                                               -------       -------       -------        -------
                                               -------       -------       -------        -------


Premiums earned in The St. Paul's insurance operations for the second quarter and first half of 1998 declined 6% and 4%, respectively, compared with same periods of 1997. The reduction was centered in the General Commercial business center of The St. Paul's property-liability operations, where intensely competitive market conditions over the last 12 months have negatively impacted business volume and pricing. Life insurance premiums earned were level with the second quarter of 1997 and down $3 million for the first half of the year. Realized investment gains for the second quarter and first half of 1998 declined from gains in the same periods of last year; however, the 1997 totals were unusually large due to the sale of one venture capital investment in the second quarter which generated a $129 million gain.

MERGER-RELATED CHARGE

As part of the integration plan to merge The St. Paul and USF&G operations, management performed a comprehensive review of the operations of the separate companies. The review identified redundant job functions, staffing levels, geographical locations, leased space and technology platforms. To address these redundancies and implement its plan of integration, The St. Paul recorded a $292 million pretax merger-related charge in the second quarter, composed of the following components:

   - $141 million of severance and other employee-related costs, representing $89 million to be paid under the USF&G Senior Executive Severance Plan in effect at the time of the merger, and $52 million of other severance and related benefits, such as out-placement counseling, vacation buy-out and medical coverage, for terminated employees not covered under the Senior Executive Severance Plan. The St. Paul estimates that approximately 2,000 positions will be eliminated (the majority by the end of 1999) due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, will be affected by the reductions. The total number of positions expected to be reduced by function include approximately 950 in the property-liability underwriting operations, 350 in claim and 700 in finance and other administrative positions. Through June 30, 1998, approximately 500 positions had been eliminated, and $17 million in severance and other employee-related costs had been paid.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                              CONSOLIDATED RESULTS

   - $70 million of facilities exit costs, consisting of a $36 million writedown in the carrying value of a former USF&G headquarters building in Baltimore, MD and $34 million of expenses related to the consolidation of redundant branch office locations. The St. Paul determined that the merger would result in excess space at the Baltimore headquarters location, and developed a plan to lease that space to outside parties. Based on an analysis of potential future undiscounted cash flows, The St. Paul determined that an impairment in the carrying value had occurred and recorded the $36 million writedown to its estimated fair value.

       For certain redundant branch office locations, the lease is expected to be terminated. For leases not expected to be terminated, the amount of expense recorded in the second quarter charge was calculated as the percent of excess space (20% to 100%) times the net of: remaining rental payments plus capitalized leasehold improvements less actual sub-lease income. No amounts were discounted to present value in the calculation.

   - $30 million of transaction costs, consisting of registration fees, costs of furnishing information to stockholders, consultant fees, investment banker fees, and legal and accounting fees.

   - $23 million writedown of certain long-lived assets. The St. Paul determined several of USF&G's real estate investments were not consistent with The St. Paul's real estate investment strategy, and developed a plan to sell them, with an expected disposal date in 1999. The St. Paul determined that four of these investments should be written down to estimated fair value. The fair value was calculated based on a discounted cash flow analysis, or market prices for similar assets.

   - $10 million of depreciation expense resulting from shortening the estimated useful life of redundant software.

   - $10 million of expense for writedowns and lease buy-outs of redundant computer equipment.

   - $8 million writedown in the carrying value of excess furniture and equipment in Baltimore, MD created by the merger. The charge was calculated based on the book value of assets at that location.

On The St. Paul's Consolidated Statement of Operations, $269 million of the merger-related charge was recorded in the "Operating and administrative" expense caption and $23 million was recorded in the "Realized investment gains" revenue caption.

                 THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                              CONSOLIDATED RESULTS

The integration of the two companies is expected to result in annual expense savings of approximately $200 million, as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G. The expense savings will primarily result from the reduction in employee salaries and benefits after the elimination of redundant positions from the merged organization. No material increases in other expenses are expected to offset these expense reductions. However, the merger may result in the loss of business in the property-liability underwriting business. The amount of business that may be lost is not reasonably estimable, but it is not expected to materially affect the results of operations in future periods. As merger-related costs are paid, it is expected to have a short-term negative impact on operational cash flows.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE

The following summarizes key financial results by property-liability underwriting operation:


                                             % of                Three Months                 Six Months
                                             1998                Ended June 30               Ended June 30
                                            Written            ------------------         ------------------
($ in Millions)                             Premiums           1998          1997         1998          1997
--------------                              --------           ----          ----         ----          ----
Specialized Commercial:
  Written Premiums                             34%              $589           587         1,157       1,146
  Underwriting Result                                          ($145)           19          (169)         26
  Combined Ratio                                               127.2          98.7         117.3        99.8

General Commercial
  Written Premiums                             22%              $358           459           746         923
  Underwriting Result                                          ($228)          (49)         (275)        (97)
  Combined Ratio                                               161.9         110.6         136.9       112.0

Personal Insurance:
  Written Premiums                             20%              $358           293           692         603
  Underwriting Result                                          ($121)          (19)         (138)        (56)
  Combined Ratio                              -------          135.2         104.3         120.0       107.9
                                                                -----        -----          -----      -----
  Total U.S. Underwriting:
  Written Premiums                             76%            $1,305         1,339         2,595       2,672
  Underwriting Result                                          ($494)          (49)         (582)       (127)
  Combined Ratio                                               139.0         104.1         123.7       105.8

International Underwriting:
  Written Premiums                              7%              $122            95           211         148
  Underwriting Result                                           ($10)          (15)          (30)        (22)
  Combined Ratio                             -------           107.6         117.6         114.0       116.0
                                                                -----        -----          -----      -----
  Total Worldwide Insurance Operations:
  Written Premiums                             83%            $1,427         1,434         2,806       2,820
  Underwriting Result                                          ($504)          (64)         (612)       (149)
  Combined Ratio                                               136.9         104.7         123.0       106.3

Reinsurance:
  Written Premiums                             17%              $318           393           594         680
  Underwriting Result                                             $2            (1)           16           1
  Combined Ratio                             -------            95.5          96.7          95.9        97.6
                                                                ----          ----          ----       -----
Total Property-Liability Underwriting:
  Written Premiums                            100%            $1,745         1,827         3,400       3,500
  GAAP Underwriting Result                                     ($502)          (65)         (596)       (148)

Statutory Combined Ratio:
  Loss and Loss Expense Ratio                                   96.3          72.2          84.2        72.6
  Underwriting Expense Ratio                                    34.2          30.8          34.4        32.0
                                                               -----         -----         -----       -----
  Combined Ratio                                               130.5         103.0         118.6       104.6
                                                               =====         =====         =====       =====


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE

OVERVIEW

The table on the preceding page reflects the impact of a $250 million pretax provision for losses and loss adjustment expenses recorded in the second quarter to apply The St. Paul's reserving policies to USF&G's loss reserves subsequent to the consummation of the merger (the "USF&G loss reserve provision").

Prior to the merger, both companies, in accordance with generally accepted accounting principles, recorded their best estimate of reserves within a range of estimates bounded by a high point and a low point. Subsequent to the consummation of the merger in April 1998, The St. Paul obtained the raw data underlying, and documentation supporting, USF&G's December 31, 1997 reserve analysis. The St. Paul's actuaries reviewed such information and concurred with the reasonableness of USF&G's range of estimates for their reserves. However, applying their judgment and interpretation to the range, The St. Paul's actuaries, who would be responsible for setting reserve amounts for the combined entity, concluded that strengthening the reserves would be appropriate, resulting in the $250 million adjustment. The adjustment was allocated to the following business centers in the foregoing table: General Commercial - $120 million; Specialized Commercial - $95 million; and Personal Insurance - $35 million.

The following table isolates the impact of catastrophe losses on The St. Paul's GAAP underwriting results.


                                                      Three Months                 Six Months
                                                      Ended June 30               Ended June 30
                                                    -----------------          ------------------
($ in millions)                                     1998         1997          1998          1997
                                                    ----         ----          ----          ----
GAAP underwriting result                           ($502)          (65)         (596)        (148)
Statutory combined ratio                           130.5         103.0         118.6        104.6

Pretax catastrophe losses                           $157            70           208           84
Impact on combined ratio                             9.1           3.8           6.0          2.3
                                                   ------        ------        ------       ------
Excluding catastrophes:
   GAAP underwriting result                        ($345)            5          (388)         (64)
    Statutory combined ratio                       121.4          99.2         112.6        102.3
                                                   ------        ------        ------       ------
                                                   ------        ------        ------       ------

The USF&G loss reserve provision accounted for 14.5 and 7.2 points of the combined ratio for the three months and six months ended June 30, 1998, respectively. Pretax catastrophe losses of $157 million in the second quarter resulted from severe storms in the Midwest and Southeast. Several of these storms occurred in Minnesota, where The St. Paul has a heavy concentration of business, and in Tennessee, which was one of USF&G's largest markets. The deterioration in underwriting results excluding the USF&G loss reserve provision and catastrophes was primarily due to intensely competitive conditions in several market sectors, particularly the small to midsized commercial market.

The consolidated expense ratio of 34.2 for the second quarter was negatively impacted by an increase in commission expenses resulting from efforts to retain USF&G business during the integration of The St. Paul and USF&G into one organization.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE


UNDERWRITING RESULTS BY BUSINESS CENTER

SPECIALIZED COMMERCIAL

Written premiums in this business center totaled $589 million in the second quarter, virtually level with comparable 1997 premiums of $587 million. The St. Paul's Medical Services operation, which is now included in this business center, recorded premiums of $85 million for the quarter, down 5% from last year's second quarter total of $89 million. Medical Services posted a second quarter underwriting loss of $26 million, compared with a profit of $5 million in the same period of 1997. On a year-to-date basis, Medical Services' premium volume of $181 million was down 3%, and underwriting results were $62 million worse than 1997. Accelerating loss costs and a continuing competitive market environment which has negatively impacted pricing accounted for the deterioration in Medical Services' results. During the second quarter, The St. Paul began implementing price increases of 3% to 5% on selected physicians and surgeons' policy renewals.

The remainder of the Specialized Commercial business center posted slight premium growth over the second quarter and first six months of 1997. Underwriting results, however, were significantly worse than the second quarter and first half of 1997, primarily due to $95 million of the USF&G loss reserve provision, an increase in catastrophe losses and adverse loss development on prior years' business. The St. Paul's Surety underwriting operation, which is now the largest in the United States as a result of the USF&G merger, posted strong growth in net premium volume and a $19 million underwriting profit for the quarter.

GENERAL COMMERCIAL

Premium volume in this business center declined 22% for the quarter and 19% for the first half of the year. Prices continue to decline in this market, reflecting the continuing intense competition for small to midsized commercial business. The St. Paul does not anticipate that the pricing environment will improve during the remainder of 1998. The second quarter underwriting loss of $228 million was severely impacted by $120 million of the USF&G loss reserve provision, catastrophe losses of $48 million, and a general deterioration in noncatastrophe prior year loss development across the book of business. The expense ratio for the quarter of 39.6 was over four points worse than last year's second quarter, due to the sharp decline in premium volume, initial merger-related expenses and higher commission expenses. The expense ratio is expected to improve going forward as integration efficiencies are realized. On a year-to-date basis, the underwriting loss of $275 million was $178 million worse than 1997, with the USF&G loss reserve provision and catastrophe losses of $64 million playing a large role in the deterioration. Catastrophe losses in the first half of 1997 totaled $19 million.

PERSONAL INSURANCE

Second quarter and year-to-date written premium volume grew 22% and 15%, respectively, over the same periods of 1997. The majority of the increase in 1998 was due to The St. Paul's acquisition in December 1997 of Titan Holdings, Inc., a property-liability company which has a substantial book of nonstandard automobile business. The Personal Insurance business center's underwriting loss of $121 million for the second quarter was severely impacted by catastrophe losses of $78 million. For the first half of 1998, catastrophe losses accounted for $86 million of

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE

the underwriting loss of $138 million. Personal Insurance results for the second quarter and first half of 1998 included $35 million of the USF&G loss reserve provision. Two May storms in Minnesota resulted in over 11,000 claims, accounting for nearly $50 million of this operation's catastrophe total.

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

INTERNATIONAL

The International business center posted premium growth of 29% for the second quarter and 42% for the first half of 1998, when compared to the same periods of 1997. New business in Europe, including business generated through The St. Paul's involvement with Lloyd's of London, was the primary factor contributing to premium growth in 1998. The Emerging Markets sector of the International business center also provided premium growth over 1997, due to new business in Botswana and South Africa. Underwriting results for the second quarter improved $5 million over the same 1997 period, but year-to-date results lag $8 million behind the first half of 1997 due to the impact of severe ice storms in Canada during the first quarter.

REINSURANCE

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

The Reinsurance business center's written premiums of $318 million in the second quarter were down 19% from the same period of 1997. Premium volume of $594 million through the first half of 1998 declined 13% from the first six months of 1997. These sizable declines in 1998 reflect soft global market conditions for this business center, resulting from excess capacity in primary reinsurance markets which has reduced the demand for reinsurance products worldwide.

Despite the premium shortfall from 1997, the Reinsurance business center posted a year-to-date underwriting profit of $16 million, compared with a profit of $1 million in the first half of 1997. The lack of catastrophe losses and favorable loss development for prior underwriting years accounted for 1998's strong performance. Year-to-date catastrophe losses totaled $5 million in 1998, compared with $7 million in 1997.

                 THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Management's Discussion, Continued

                         PROPERTY-LIABILITY INSURANCE

INVESTMENT OPERATIONS

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

Pretax realized investment gains totaled $133 million in the second quarter, compared with gains of $169 million in last year's second quarter. Year-to-date pretax gains in 1998 of $180 million were down from last year's six-month gains of $263 million. Sales of equity security investments in favorable market conditions accounted for the majority of 1998's gains. The sale of a single venture capital investment generated pretax gains of $129 million in the second quarter of 1997.

                      ENVIRONMENTAL AND ASBESTOS CLAIMS

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


                                                 1998
ENVIRONMENTAL                                (six months)              1997                  1996
                                              ----------               ----                  ----
(in millions)                            Gross         Net        Gross      Net       Gross        Net
                                         -----         ---        -----      ---       -----        ---
Beginning reserves                        $867         677         889        676        840        631
Reserves acquired                            -           -           -          -         18          7
Incurred losses                             13          15          44         58         87         92
Paid losses                                (34)        (34)        (66)       (57)       (56)       (54)
                                           ---         ---         ---        ---        ---        ---
Ending reserves                           $846         658         867        677        889        676
                                           ---         ---         ---        ---        ---        ---
                                           ---         ---         ---        ---        ---        ---


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

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 1998, and the years ended Dec. 31, 1997 and 1996:


                                                1998
ASBESTOS                                    (six months)                1997                 1996
                                             ----------                 ----                 ----
(in millions)                            Gross         Net       Gross        Net      Gross        Net
                                         -----         ---       -----        ---      -----        ---
Beginning reserves                        $397         279         413        304        421        294
Reserves acquired                            -           -           -          -          6          6
Incurred losses                              5           3          22         (5)        18         25
Paid losses                                (12)         (7)        (38)       (20)       (32)       (21)
                                           ---         ---         ---        ---        ---        ---
Ending reserves                           $390         275         397        279        413        304
                                           ---         ---         ---        ---        ---        ---
                                           ---         ---         ---        ---        ---        ---


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

F&G Life's pretax loss in the second quarter of 1998 reflected a $41 million charge to reflect a writedown of the carrying value of deferred policy acquisition expenses (DPAC) relating to universal life-type and investment-type contracts. According to generally accepted accounting principles, DPAC amortization is based on the present value of estimated gross profits expected to be realized over the life of the contract. Estimates of expected gross profits used as a basis for amortization are evaluated regularly and the total amortization to date should be adjusted if actual experience or other evidences suggests that earlier estimates should be revised.

The $41 million DPAC charge had three components. First, the persistency of certain in-force business, particularly universal life and flexible premium annuities, sold through some USF&G distribution channels, began to deteriorate after the USF&G merger announcement in April 1998. To mitigate this, management decided, in the second quarter, to increase credited rates on certain universal life business. This change lowered the estimated future profits on this business, which, as required under SFAS No. 97, triggered a $19 million in accelerated DPAC amortization. Second, the low interest rate environment during the first half of 1998 led to assumption changes as to the future "spread" on certain interest sensitive products, lowering gross profit expectations and triggering a $16 million DPAC charge. The remaining $6 million charge resulted from a change in annuitization assumptions for certain tax-sheltered annuity products.

F&G Life also recorded a $9 million pretax merger-related charge in the second quarter, primarily related to severance and facilities exit costs.

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                                 LIFE INSURANCE

Highlights of F&G Life's financial performance for the second quarter and six months of 1998 and 1997 were as follows:


                                                                 Three Months                 Six Months
                                                                 Ended June 30               Ended June 30
                                                              -------------------        --------------------
(in millions)                                                  1998          1997         1998           1997
                                                              -----         -----        -----          -----
Sales (annualized premiums)                                    $71           121           151            235
Premiums earned                                                $26            26            50             53

Policy surrenders                                              $62            42           114             81
Net investment income                                          $67            63           132            121
Pretax earnings (loss), including realized gains              $(33)           12           (14)            25


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

Net investment income grew in 1998 as a result of an increasing asset base generated by positive cash flow. Despite the decline in premiums earned, pretax results for the second quarter and six months of 1998 excluding the DPAC charge and the merger-related charge were higher than the same periods of 1997 due to improved investment spread management on annuity and universal life products and strong expense controls.

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

                                  CAPITAL RESOURCES

The St. Paul's capitalization (debt, redeemable preferred securities and equity) stood at $8.09 billion at June 30, 1998, down 4% from the year-end 1997 total of $8.41 billion. Common shareholders' equity declined by $94 million in the first half of 1998 as a result of the net loss incurred during that period.

The merger with USF&G Corporation consummated in April 1998 was a tax-free exchange of stock accounted for as a pooling of interests. The St. Paul issued 66.5 million shares of its common stock in exchange for all of the outstanding common stock of USF&G. The transaction was valued at approximately $3.7 billion, which included the assumption of USF&G's debt and capital securities.

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

The company's year-to-date pretax loss from continuing operations was inadequate to cover "fixed charges" by $160.2 million and "combined fixed charges and preferred stock dividends" by $187.6 million. For the first six months of 1997, the company's ratio of earnings to fixed charges was 12.05, and the ratio of earnings to combined fixed charges and preferred stock dividends was 8.81. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

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

                                      THE ST. PAUL COMPANIES, INC.
                                             (Registrant)

Date:  March 29, 1999                 By  /s/ Bruce A. Backberg
                                        -----------------------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                          and Chief Legal Counsel
                                        (Authorized Signatory)


Date:  March 29, 1999                 By  /s/ Thomas A. Bradley
                                        -----------------------------
                                        Thomas A. Bradley
                                        Senior Vice President
                                          and Corporate Controller
                                        (Principal Accounting Officer)

                                     EXHIBIT INDEX
                                ----------------------


                                                                                               Method of
Exhibit                                                                                           Filing
-------                                                                                      -----------
(2)   Plan of acquisition, reorganization,
        arrangement, liquidation or succession*.............................................

(3)   Articles of incorporation and by-laws*................................................

(4)   Instruments defining the rights of security holders, including indentures*.........................................................................

(10)  Material contracts*...................................................................

(11)  Statement re computation of per share earnings** .....................................   (1)

(12)  Statement re computation of ratios**..................................................   (1)

(15)  Letter re unaudited interim financial information*  .................................

(18)  Letter re change in accounting principles**..........................................    (1)

(19)  Report furnished to security holders*................................................

(22)  Published report regarding matters submitted to
        vote of security holders*..........................................................

(23)  Consents of experts and counsel*.....................................................

(24)  Power of attorney*...................................................................

(27)  Financial data schedule**............................................................    (1)

(99)  Additional exhibits*................................................................


 * These items are not applicable.

** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102.

(1) Filed electronically herewith.