Form 10-Q/A
period 1998-09-30
ST PAUL COMPANIES INC /MN/
filed 1999-03-29
CIK 86312

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--       OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to ________

                          Commission File Number 0-3021

                          THE ST. PAUL COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)


                   Minnesota                                    41-0518860
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)



     385 Washington St., Saint Paul, MN                          55102
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code            (651) 310-7911
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

Yes   X            No
   --------          --------

The number of shares of the Registrant's Common Stock, without par value, outstanding on November 12, 1998, was 235,733,012.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I. FINANCIAL INFORMATION

         Consolidated Statements of Operations (Unaudited), Three
                Months and Nine Months Ended September 30, 1998 and 1997                   3


         Consolidated Balance Sheets,
                September 30, 1998 (Unaudited) and December 31, 1997                       4


         Consolidated Statements of Shareholders' Equity,
                Nine Months Ended September 30, 1998 (Unaudited) and
                Twelve Months Ended December 31, 1997                                      6


         Consolidated Statements of Comprehensive Income
                (Unaudited),Three Months and Nine Months Ended
                September 30, 1998 and 1997                                                7


         Consolidated Statements of Cash Flows (Unaudited),
                Nine Months Ended September 30, 1998 and 1997                              8


         Notes to Consolidated Financial Statements (Unaudited)                            9


         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                       21


PART II. OTHER INFORMATION

         Item 1 through Item 6                                                            40

         Signatures                                                                       41


EXHIBIT INDEX                                                                             42


                          PART I FINANCIAL INFORMATION
                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited
                                 (In thousands)

                                                                     Three Months Ended                      Nine Months Ended
                                                                        September 30                            September 30
                                                                  -------------------------              -------------------------
                                                                 1998                1997                1998               1997
                                                                 ----                ----                ----               ----
Revenues:
  Premiums earned                                            $1,698,787            1,810,402          5,232,511           5,507,374
  Net investment income                                         390,601              392,082          1,185,148           1,172,493
  Realized investment gains                                      24,835               47,478            210,208             314,951
  Asset management-
    investment banking                                           76,470               61,939            222,791             180,299
  Other                                                          20,564               12,389             64,472              44,526
                                                           ------------         ------------       ------------        ------------
    Total revenues                                            2,211,257            2,324,290          6,915,130           7,219,643
                                                           ------------         ------------       ------------        ------------
Expenses:
  Insurance losses and loss
    adjustment expenses                                       1,386,905            1,261,322          4,320,777           3,908,363
  Life policy benefits                                           66,080               57,873            187,711             179,509
  Policy acquisition expenses                                   393,812              427,362          1,243,928           1,297,232
  Operating and administrative                                  326,462              303,182          1,284,916             859,825
                                                           ------------         ------------       ------------        ------------
    Total expenses                                            2,173,259            2,049,739          7,037,332           6,244,929
                                                           ------------         ------------       ------------        ------------
    Income (loss) from continuing
       operations before income taxes                            37,998              274,551           (122,202)            974,714
Income tax expense (benefit)                                    (29,695)              59,379           (110,770)            233,432
                                                           ------------         ------------       ------------        ------------
    Income (loss) from
       continuing operations                                     67,693              215,172            (11,432)            741,282
  Loss on disposal of discontinued
       operations, net of taxes                                       -                    -                  -             (67,750)
                                                           ------------         ------------       ------------        ------------
    Net income (loss)                                           $67,693              215,172            (11,432)            673,532
                                                           ------------         ------------       ------------        ------------
                                                           ------------         ------------       ------------        ------------
Basic earnings (loss) per common share:
  Income (loss) from continuing operations                       $0.27                  0.92              (0.09)               3.18
  Loss from discontinued operations                                -                      -                   -               (0.30)
                                                           ------------         ------------       ------------        ------------
    Net income (loss)                                            $0.27                  0.92              (0.09)               2.88
                                                           ------------         ------------       ------------        ------------
                                                           ------------         ------------       ------------        ------------
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations                       $0.27                  0.85              (0.09)               2.95
  Loss from discontinued operations                                -                       -                  -               (0.27)
                                                           ------------         ------------       ------------        ------------
    Net income (loss)                                            $0.27                  0.85              (0.09)               2.68
                                                           ------------         ------------       ------------        ------------
                                                           ------------         ------------       ------------        ------------
Dividends declared on common stock                               $0.25                 0.235               0.75                0.71
                                                           ------------         ------------       ------------        ------------
                                                           ------------         ------------       ------------        ------------


See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                                          September 30,             December 31,
ASSETS                                                                                        1998                      1997
-----------                                                                                ----------                ----------
                                                                                           (Unaudited)
Investments:
  Fixed maturities, at estimated market value                                              $21,149,340             20,945,219
  Equities, at estimated market value                                                        1,064,029              1,052,370
  Real estate, at cost less accumulated
    depreciation of $105,196 (1997; $93,015)                                                   936,332                985,317
  Mortgage loans, at cost                                                                      674,125                640,734
  Venture capital, at estimated market value                                                   506,968                461,892
  Other investments                                                                          1,033,193                923,933
  Short-term investments, at cost                                                              863,961                970,568
                                                                                           -----------            -----------
   Total investments                                                                        26,227,948             25,980,033
Cash                                                                                           129,391                113,175
Investment banking inventory securities                                                         52,009                130,203
Reinsurance recoverables:
  Unpaid losses                                                                              4,000,161              3,839,051
  Paid losses                                                                                  127,804                128,422
Ceded unearned premiums                                                                        318,423                376,343
Receivables:
  Underwriting premiums                                                                      2,250,015              2,213,926
  Interest and dividends                                                                       376,874                355,970
  Other                                                                                         94,127                104,727
Deferred policy acquisition expenses                                                           876,151                872,460
Deferred income taxes                                                                        1,148,038              1,213,790
Office properties and equipment, at cost
  less accumulated depreciation
  of $408,403 (1997; $369,414)                                                                 518,084                602,381
Goodwill                                                                                       602,075                618,528
Other assets                                                                                   791,259                809,819
                                                                                           -----------            -----------
   Total assets                                                                            $37,512,359             37,358,828
                                                                                           -----------            -----------
                                                                                           -----------            -----------

 See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                                 (In thousands)


                                                                                             September 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                             1998                   1997
------------------------------------------------------------                               ---------------          -----------
                                                                                             (Unaudited)
Liabilities:
Insurance reserves:
  Losses and loss adjustment expenses                                                          $18,653,723            18,153,080
  Future policy benefits                                                                         3,959,164             3,816,050
  Unearned premiums                                                                              3,411,620             3,528,234
                                                                                            --------------        --------------
   Total insurance reserves                                                                     26,024,507            25,497,364
Debt                                                                                             1,097,742             1,304,008
Payables:
  Income taxes                                                                                     176,299               303,549
  Reinsurance premiums                                                                             314,837               258,495
  Accrued expenses and other                                                                     1,231,881             1,327,549
Other liabilities                                                                                1,527,909             1,556,995
                                                                                            --------------        --------------
   Total liabilities                                                                            30,373,175            30,247,960
                                                                                            --------------        --------------
Company-obligated mandatorily redeemable preferred
  capital securities of subsidiaries or trusts holding solely
  convertible subordinated debentures of the Company                                               502,700               502,700
                                                                                            --------------        --------------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1,450 shares authorized; 937 shares
  outstanding (956 shares in 1997)                                                                 135,522               137,892
Guaranteed obligation - PSOP                                                                      (118,605)             (121,167)
                                                                                            --------------        --------------
   Total preferred shareholders' equity                                                             16,917                16,725
                                                                                            --------------        --------------
Common:
Common stock, 480,000 shares authorized; 236,872
  shares outstanding (233,130 shares in 1997)                                                    2,142,667             2,057,108
Retained earnings                                                                                3,540,005             3,720,140
Guaranteed obligation - ESOP                                                                             -                (8,453)
Accumulated other comprehensive income:
  Unrealized appreciation                                                                          969,904               845,811
  Unrealized loss on foreign currency translation                                                  (33,009)              (23,163)
                                                                                            --------------        --------------
   Total accumulated other comprehensive income                                                    936,895               822,648
                                                                                            --------------        --------------
   Total common shareholders' equity                                                             6,619,567             6,591,443
                                                                                            --------------        --------------
   Total shareholders' equity                                                                    6,636,484             6,608,168
                                                                                            --------------        --------------
   Total liabilities, redeemable preferred
     securities and shareholders' equity                                                       $37,512,359            37,358,828
                                                                                            --------------        --------------
                                                                                            --------------        --------------

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)


                                                                                                   Nine                 Twelve
                                                                                               Months Ended          Months Ended
                                                                                               September 30,         December 31,
                                                                                                   1998                  1997
                                                                                               ------------          ------------
                                                                                                (Unaudited)
Preferred shareholders' equity: Series B convertible preferred stock:
  Beginning of period                                                                         $    137,892                 142,131
  Redemptions during period                                                                         (2,370)                 (4,239)
                                                                                             -------------           -------------
     End of period                                                                                 135,522                 137,892
                                                                                             -------------           -------------

Guaranteed obligation - PSOP:
  Beginning of period                                                                             (121,167)               (126,068)
  Principal payments                                                                                 2,562                   4,901
                                                                                             -------------           -------------
     End of period                                                                                (118,605)               (121,167)
                                                                                             -------------           -------------

     Total preferred shareholders' equity                                                           16,917                  16,725
                                                                                             -------------           -------------

Common shareholders' equity:
Common stock:
  Beginning of period                                                                            2,057,108               1,895,608
  Stock issued under stock incentive plans                                                          66,889                  32,421
  Stock issued for preferred shares redeemed                                                         5,394                   8,708
  Stock issued for acquisitions                                                                          -                 113,264
  Reacquired common shares                                                                               -                 (13,892)
  Other                                                                                             13,276                  20,999
                                                                                             -------------           -------------

     End of period                                                                               2,142,667               2,057,108
                                                                                             -------------           -------------

Retained earnings:
  Beginning of period                                                                            3,720,140               3,097,261
  Net income (loss)                                                                                (11,432)                929,292
  Dividends declared on common stock                                                              (167,793)               (186,036)
  Dividends declared on preferred stock, net of taxes                                               (6,395)                (10,304)
  Reacquired common shares                                                                            (153)               (114,232)
  Premium on preferred shares converted or redeemed                                                 (3,025)                 (4,052)
  Other changes during period                                                                        8,663                   8,211
                                                                                             -------------           -------------

     End of period                                                                               3,540,005               3,720,140
                                                                                             -------------           -------------

Guaranteed obligation - ESOP:
  Beginning of period                                                                               (8,453)                (20,353)
  Principal payments                                                                                 8,453                  11,900
                                                                                             -------------           -------------

     End of period                                                                                       -                  (8,453)
                                                                                             -------------           -------------

Unrealized appreciation, net of taxes:
  Beginning of period                                                                              845,811                 679,381
  Change during the period                                                                         124,093                 166,430
                                                                                             -------------           -------------

     End of period                                                                                 969,904                 845,811
                                                                                             -------------           -------------

Unrealized loss on foreign currency translation, net of taxes:
  Beginning of period                                                                              (23,163)                (20,500)
  Currency translation adjustments                                                                  (9,846)                 (2,663)
                                                                                             -------------           -------------

     End of period                                                                                 (33,009)                (23,163)
                                                                                             -------------           -------------

     Total common shareholders' equity                                                           6,619,567               6,591,443
                                                                                             -------------           -------------

     Total shareholders' equity                                                                 $6,636,484               6,608,168
                                                                                             -------------           -------------
                                                                                             -------------           -------------

See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                    Unaudited
                                 (In thousands)


                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30                     September 30
                                                                       --------------------------         ----------------------
                                                                         1998              1997           1998             1997
                                                                        ------           -------         ------           ------
Net income (loss), as reported                                          $67,693          215,172        (11,432)         673,532
                                                                        -------          -------        --------         -------
Other comprehensive income, net of taxes:
  Change in unrealized appreciation                                     103,569          212,046        124,093           98,626
  Change in unrealized loss on
      foreign currency translation                                      (10,501)             533         (9,846)           5,832
                                                                        -------          -------        --------         -------
      Other comprehensive income                                         93,068          212,579        114,247          104,458
                                                                        -------          -------        --------         -------
      Comprehensive income                                             $160,761          427,751        102,815          777,990
                                                                        -------          -------        --------         -------
                                                                        -------          -------        --------         -------


See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                                                                       Nine Months Ended
                                                                                                         September 30
                                                                                             ---------------------------------------
                                                                                                  1998                     1997
                                                                                                  ----                     ----
OPERATING ACTIVITIES
  Net income (loss)                                                                              $ (11,432)                673,532
  Adjustments:
    Change in net property-liability insurance reserves                                            256,881                 (59,818)
    Change in insurance premiums receivable                                                        (36,371)                (69,231)
    Change in asset management balances                                                            (19,834)                148,549
    Realized investment gains                                                                     (210,208)               (314,951)
    Provision for loss on disposal of discontinued operations                                            -                  67,750
    Other                                                                                          143,510                 225,903
                                                                                               -----------               ---------

      Net cash provided by operating activities                                                    122,546                 671,734
                                                                                               -----------               ---------
INVESTING ACTIVITIES
Purchase of investments                                                                         (4,002,198)             (4,288,064)
Proceeds from sales and maturities of investments                                                3,982,566               3,897,736
Change in short-term investments                                                                   151,298                 (99,363)
Change in open security transactions                                                                (7,598)                 60,249
Net purchases of office properties and equipment                                                   (61,275)               (106,680)
Discontinued operations                                                                            (20,218)                (44,776)
Other                                                                                               (5,209)               (149,757)
                                                                                               -----------               ---------

      Net cash provided by (used in) investing activities                                           37,366                (730,655)
                                                                                               -----------               ---------

FINANCING ACTIVITIES
Deposits on universal life and investment contracts                                                311,365                 380,662
Withdrawals on universal life and investment contracts                                            (157,651)               (166,076)
Dividends paid on common and preferred stock                                                      (164,504)               (148,637)
Proceeds from issuance of debt                                                                      61,022                 196,682
Repayment of debt                                                                                 (205,444)               (100,000)
Redemption of preferred shares                                                                           -                (199,484)
Repurchase of common shares                                                                           (153)               (128,030)
Proceeds from issuance of company-obligated mandatorily
   redeemable preferred securities of subsidiaries                                                       -                 197,845
Stock options exercised and other                                                                   11,669                  20,400
                                                                                               -----------               ---------

      Net cash provided by (used in) financing activities                                         (143,696)                 53,362
                                                                                               -----------               ---------

Effect of exchange rate changes on cash                                                                  -                     (23)
                                                                                               -----------               ---------
      Increase (decrease) in cash                                                                   16,216                  (5,582)
      Cash at beginning of period                                                                  113,175                 109,855
                                                                                               -----------               ---------
      Cash at end of period                                                                       $129,391                 104,273
                                                                                               -----------               ---------
                                                                                               -----------               ---------

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

                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30                     September 30
                                                                       --------------------------         ----------------------
                                                                         1998              1997           1998             1997
                                                                        ------            ------         ------           ------
                                                                                             (In thousands)
EARNINGS (LOSS)
Basic:
Net income (loss), as reported                                          $67,693          215,172         (11,432)        673,532
Dividends on preferred stock, net of taxes                               (2,126)          (2,163)         (6,395)         (8,175)
Premium on preferred shares redeemed                                       (820)          (1,523)         (3,025)         (2,434)
                                                                      ----------       ----------      ----------      ----------
    Net income (loss) available to common shareholders                  $64,747          211,486         (20,852)        662,923
                                                                      ----------       ----------      ----------      ----------
                                                                      ----------       ----------      ----------      ----------
Diluted:
Net income (loss) available to common shareholders                      $64,747          211,486         (20,852)        662,923
Effect of diluted securities:
   Convertible preferred stock                                            1,562            1,504               -           4,521
   Zero coupon convertible notes                                            826              796               -           2,338
   Convertible monthly income preferred securities                        2,018            2,018               -           6,055
                                                                      ----------       ----------      ----------      ----------
    Net income (loss), as adjusted                                      $69,153          215,804         (20,852)        675,837
                                                                      ----------       ----------      ----------      ----------
                                                                      ----------       ----------      ----------      ----------

COMMON SHARES
Basic:
   Weighted average common shares outstanding                           236,244          229,885         235,214         230,101
                                                                      ----------       ----------      ----------      ----------
                                                                      ----------       ----------      ----------      ----------
Diluted:
   Weighed average common shares outstanding                            236,244          229,885         235,214         230,101
   Effect of dilutive securities:
      Stock options                                                       2,822            4,838               -           4,627
      Convertible preferred stock                                         7,530            7,760               -           7,818
      Zero coupon convertible notes                                       2,914            2,923               -           2,923
      Convertible monthly income preferred securities                     7,017            7,017               -           7,017
                                                                      ----------       ----------      ----------      ----------
              Total                                                     256,527          252,423         235,214         252,486
                                                                      ----------       ----------      ----------      ----------
                                                                      ----------       ----------      ----------      ----------
EARNINGS (LOSS) PER SHARE
Basic                                                                     $0.27             0.92           (0.09)           2.88
Diluted                                                                   $0.27             0.85           (0.09)           2.68
                                                                      ----------       ----------      ----------      ----------
                                                                      ----------       ----------      ----------      ----------

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


The assumed exercise of stock options, and the assumed conversion of preferred stock, zero coupon notes and monthly income preferred securities are each anti-dilutive to The St. Paul's net income for the nine months ended Sept. 30, 1998. As a result, the potentially dilutive effect of those securities is not considered in the calculation of EPS amounts for that period.


NOTE 3  INVESTMENTS

Investment Activity.  A summary of investment transactions is presented below.


                                                                        Nine Months Ended September 30
                                                                   ----------------------------------------
                                                                            1998                1997
                                                                           ------              ------
                                                                                (In thousands)
Purchases:
  Fixed maturities                                                       $2,536,629           2,717,288
  Equities                                                                1,071,175           1,082,038
  Real estate                                                                63,152             117,138
  Mortgage loans                                                            112,598             197,572
  Venture capital                                                           118,727              98,360
  Other investments                                                          99,917              75,668
                                                                       ------------        ------------
    Total purchases                                                       4,002,198           4,288,064
                                                                       ------------        ------------
Proceeds from sales and maturities:
  Fixed maturities:
    Sales                                                                 1,013,762           1,337,993
    Maturities and redemptions                                            1,471,002             956,025
  Equities                                                                1,169,491           1,058,804
  Real estate                                                               112,275             228,263
  Mortgage loans                                                             83,275              21,550
  Venture capital                                                            51,812             241,854
  Other investments                                                          80,949              53,247
                                                                       ------------        ------------
    Total sales and maturities                                            3,982,566           3,897,736
                                                                       ------------        ------------
    Net purchases                                                       $    19,632             390,328
                                                                       ------------        ------------
                                                                       ------------        ------------

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation recorded in common shareholders' equity was as follows:

                                                               Nine Months Ended               Twelve Months Ended
                                                              September 30, 1998                December 31, 1997
                                                          --------------------------        ------------------------
                                                                                 (In thousands)
Fixed maturities                                                   $328,176                            399,696
Equities                                                           (113,318)                            61,969
Venture capital                                                       4,798                           (154,826)
Life deferred policy acquisition
    costs and policy benefits                                        (5,903)                           (21,171)
Single premium immediate
    annuity reserves                                                 (9,880)                           (27,411)
Other                                                               (14,143)                            (1,974)
                                                                -----------                        -----------
    Total change in pretax
         unrealized appreciation                                    189,730                            256,283

    Change in deferred taxes                                        (65,637)                           (89,853)
                                                                -----------                        -----------
    Total change in unrealized
       appreciation, net of taxes                                  $124,093                            166,430
                                                                -----------                        -----------
                                                                -----------                        -----------

NOTE 4  INCOME TAXES


The components of income tax expense (benefit) on continuing operations are as follows:

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30                           September 30
                                                              --------------------------             --------------------------
                                                                 1998              1997                1998              1997
                                                                ------            ------              ------            ------
                                                                                          (In thousands)
Federal current tax expense (benefit)                           $(94,590)         63,289             (50,122)           249,574
Federal deferred tax expense (benefit)                            60,758         (11,795)            (79,187)           (36,373)
                                                               ---------        ---------           ---------          ---------
  Total federal income tax
    expense (benefit)                                            (33,832)         51,494            (129,309)           213,201
Foreign income taxes                                               2,820           6,383              13,202             15,712
State income taxes                                                 1,317           1,502               5,337              4,519
                                                               ---------        ---------           ---------          ---------
  Total income tax expense
    (benefit) on continuing operations                          $(29,695)         59,379            (110,770)           233,432
                                                               ---------        ---------           ---------          ---------
                                                               ---------        ---------           ---------          ---------

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


NOTE 6  DEBT

Debt consists of the following:

                                                          September 30,                       December 31,
                                                              1998                                1997
                                                     -----------------------            -------------------------
                                                      Book             Fair               Book              Fair
                                                      Value            Value              Value             Value
                                                     ------           ------             ------            ------
                                                                            (In thousands)
Medium-term notes                                    $501,915         566,600            511,920             529,000
Commercial paper                                      229,373         229,373            168,429             168,429
8 3/8% senior notes                                   149,679         162,100            149,592             159,060
Zero coupon convertible notes                         110,091         113,200            106,838             122,307
7 1/8% senior notes                                    79,842          87,500             79,824              82,680
Real estate mortgages                                  19,842          20,500             19,900              20,491
Nuveen debt                                             7,000           7,000             84,500              84,600
7% senior notes                                             -               -            145,225             145,744
Credit facility                                             -               -             35,000              35,000
Guaranteed ESOP debt                                        -               -              2,780               2,800
                                                   ----------      ----------         ----------          ----------
    Total debt                                     $1,097,742       1,186,273          1,304,008           1,350,111
                                                   ----------      ----------         ----------          ----------
                                                   ----------      ----------         ----------          ----------


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


NOTE 7  SEGMENT INFORMATION

In connection with the merger with USF&G, The St. Paul performed a reassessment of its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based on the merged organizational structure and related operating segment manager responsibilities, The St. Paul has redefined its reportable segments as follows:

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30                        September 30
                                                       -----------------------            -------------------------
                                                        1998             1997               1998              1997
                                                       ------           ------             ------            ------
REVENUES FROM CONTINUING OPERATIONS                                        (In thousands)
Property-liability insurance:
  Primary insurance operations                      $1,445,090         1,491,355         4,364,916           4,478,446
  Reinsurance operations                               222,937           293,934           786,594             950,508
                                                 -------------      ------------     -------------        ------------
     Total premiums earned                           1,668,027         1,785,289         5,151,510           5,428,954
  Net investment income                                322,094           328,360           984,987             985,694
  Realized investment gains                              6,573            39,163           186,549             302,106
  Other                                                 17,042             8,565            51,494              33,806
                                                 -------------     -------------     -------------        ------------
     Total property-liability insurance              2,013,736         2,161,377         6,374,540           6,750,560
                                                 -------------     -------------     -------------        ------------
Life insurance                                          99,763            91,916           283,722             262,781
                                                 -------------     -------------     -------------        ------------
Asset management-investment banking                     76,739            66,062           225,552             187,463
                                                 -------------     -------------     -------------        ------------
     Total reportable segments                       2,190,238         2,319,355         6,883,814           7,200,804
Parent company and eliminations                         21,019             4,935            31,316              18,839
                                                 -------------     -------------     -------------        ------------
     Total revenues                                 $2,211,257         2,324,290         6,915,130           7,219,643
                                                 -------------     -------------     -------------        ------------
                                                 -------------     -------------     -------------        ------------


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


                                                         Three Months Ended                   Nine Months Ended
                                                            September 30                        September 30
                                                       -----------------------            -------------------------
                                                        1998             1997               1998              1997
                                                       ------           ------             ------            ------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                                              (In thousands)
Property-liability insurance:
  Primary insurance operations                       $(265,940)          (52,540)         (877,835)           (202,003)
  Reinsurance operations                               (21,199)            5,183            (5,120)              7,127
                                                 -------------      ------------      ------------        ------------
     Total GAAP underwriting result                   (287,139)          (47,357)         (882,955)           (194,876)
  Net investment income                                322,094           328,360           984,987             985,694
  Realized investment gains                              6,573            39,163           186,549             302,106
  Other                                                (10,842)          (35,661)         (234,967)            (80,424)
                                                 -------------     -------------     -------------       -------------
     Total property-liability insurance                 30,686           284,505            53,614           1,012,500
                                                 -------------     -------------      ------------       -------------
Life insurance                                          22,368            20,041             8,631              45,329
                                                 -------------     -------------      ------------       -------------
Asset management-investment banking:
  Pretax income before minority interest                33,889            30,605            98,416              88,665
  Minority interest                                     (8,017)           (7,456)          (23,834)            (21,382)
                                                 -------------     -------------     -------------       -------------
     Total asset management-
        investment banking                              25,872            23,149            74,582              67,283
                                                 -------------     -------------     -------------       -------------
     Total reportable segments                          78,926           327,695           136,827           1,125,112
Parent company and eliminations                        (40,928)          (53,144)         (259,029)           (150,398)
                                                 -------------     -------------     -------------       -------------
     Total income (loss) from continuing
       operations before income taxes                $  37,998           274,551          (122,202)            974,714
                                                 -------------     -------------     -------------       -------------
                                                 -------------     -------------     -------------       -------------

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

The St. Paul also recorded a $250.0 million pretax charge to increase its loss reserves in the second quarter of 1998 to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the merger. The charge is included in the primary insurance operations GAAP underwriting result caption of the foregoing table. In addition, The St. Paul recorded a $41.0 million pretax charge to write down the carrying value of its life insurance operation's deferred policy acquisition costs, which is reflected in the life insurance caption in the table. See Note 9 for further discussion of these charges.

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

The St. Paul recorded a pretax charge to earnings of $291.6 million ($221.0 million after-tax) in the second quarter of 1998 related to the merger, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. The St. Paul estimates that approximately 2,000 positions will be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, will be affected by the reductions. The number of positions expected to be reduced by function include approximately 950 in The St. Paul's property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions. The reductions will occur throughout the United States. Through Sept. 30, 1998, approximately 1,100 positions had been eliminated, and the cost of termination benefits paid was $58.7 million. The St. Paul expects to realize annualized pretax expense savings of approximately $200 million as a result of its plan to merge the two organizations, primarily due to a reduction in employee salaries and benefits.

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

The following table provides information about the components of the charge taken in the second quarter, payments made and the balance of accrued amounts remaining at Sept. 30, 1998.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    (in thousands)
                                                        Pre-tax
    CHARGES TO EARNINGS:                                 Charge
                                                      ------------
         USF&G corporate headquarters                      $36,400
         Long-lived assets                                  22,835
        Software depreciation acceleration                   9,678
        Computer leases and equipment                        9,600
        Other equipment and furniture                        7,700
                                                       -----------
            Subtotal                                        86,213
                                                       -----------
     Accrued charges subject to rollforward:
                                                                                       Reserve at
                                                           Pre-tax                      Sept. 30,
                                                            Charge        Payments           1998
                                                      ------------   -------------  -------------
    Executive severance                                     89,352       $(47,787)       $ 41,565
    Other severance                                         52,200        (10,913)         41,287
    Branch lease exit costs                                 34,150            (52)         34,098
    Transaction costs                                       29,676        (29,331)            345
                                                      ------------   -------------   ------------
    Accruals subject to rollforward                        205,378        (88,083)        117,295
                                                      ------------   -------------   ------------
            Total                                         $291,591                       $117,295
                                                      ------------                   ------------

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

LONG-LIVED ASSETS
Upon consummation of the merger, The St. Paul determined that several of USF&G's real estate investments were not consistent with The St. Paul's real estate investment strategy. A plan was developed to sell a number of apartment buildings and various other miscellaneous holdings, with an expected disposal date in 1999. In applying the provisions of SFAS No. 121, it was determined that four of these miscellaneous investments should be written down to fair value, based on The St. Paul's plan to sell them. Fair value was determined based on a discounted cash flow analysis, or based on market prices for similar assets. The impairment writedown is reflected in the Consolidated Statement of Operations in the "Realized investment gains" revenue caption. The four investments are as follows:

       1) Description of investment:
                                          Percentage rents retained after sale of a portfolio of stores to a third party

          Carrying amount:                $21.6 million prior to writedown of $16.6 million, for current amount of $5.0 million


       2) Description of investment:
                                          138-acre land parcel in New Jersey,
                                          with farm buildings being rented out

          Carrying amount:                $4.9 million prior to writedown of $2.1 million, for current amount of $2.8 million


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


       4) Description of
              investment:                 Limited partnership interests in three citrus groves

          Carrying amount :               $7.4 million prior to writedown of $2.4 million, for current amount of $5.0 million

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


NOTE 9  CHARGES TO INCREASE LOSS RESERVES AND REDUCE THE CARRYING VALUE OF LIFE
           INSURANCE DEFERRED ACQUISITION COSTS

In the second quarter of 1998, The St. Paul recorded pretax loss and loss adjustment expenses of $250.0 million to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the merger. Prior to the merger, both companies, in accordance with generally accepted accounting principles, recorded their best estimate of reserves within a range of estimates bounded by a high point and a low point.

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

The St. Paul's pretax income from continuing operations of $38 million in the third quarter of 1998 fell significantly below income of $275 million in the corresponding 1997 period. The St. Paul's pretax loss from continuing operations of $122 million in the first nine months of 1998 included a pretax charge of $292 million recorded in the second quarter related to the merger with USF&G, and other charges, totaling $291 million, relating to property-liability loss reserve strengthening to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the merger, and the writedown of deferred policy acquisition costs in the life insurance segment. Excluding these charges, nine-month pretax earnings of $461 million were over $500 million behind comparable 1997 earnings of $975 million. Results for the third quarter and nine months of 1998 were negatively impacted by severe catastrophe losses and deterioration in other loss experience in several property-liability underwriting business centers.

The following table summarizes The St. Paul's results for the third quarter and year-to-date.

                                                                 Three Months                         Nine Months
                                                              Ended September 30                   Ended September 30
                                                              ------------------                   ------------------
(in millions)
                                                            1998            1997                 1998             1997
                                                            ----            ----                 ----             ----
Pretax income (loss):
  Property-liability insurance:
    GAAP underwriting result                              $(287)            (47)                 (883)            (195)
    Net investment income                                   322             328                   985              986
    Realized investment gains                                 7              39                   187              302
    Other                                                   (11)            (35)                 (235)             (80)
                                                            ---             ---                  -----           -----
      Total property-liability insurance                     31             285                    54            1,013
  Life insurance                                             22              20                     9               45
  Asset management-investment banking                        26              23                    75               67
  Parent and other                                          (41)            (53)                 (260)            (150)
                                                             --             ---                  ----             ----
        Income (loss) from continuing
          operations before income taxes                     38             275                  (122)             975
Income tax expense (benefit)                                (30)             60                  (111)             234
                                                            ---             ---                  -----             ---
        Income (loss) from
           continuing operations                             68             215                   (11)             741
 Loss from discontinued
    operations, net of taxes                                  -               -                     -              (67)
                                                          -----           -----                 -----            -----
        Net income (loss)                                   $68             215                   (11)             674
                                                          -----           -----                 -----            -----
                                                          -----           -----                 -----            -----

Diluted net income (loss)
     per common share                                    $0.27             0.85                 (0.09)           2.68
                                                          -----           -----                 -----            -----
                                                          -----           -----                 -----            -----


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued



REVENUES                                                       Three Months                  Nine Months
                                                            Ended September 30            Ended September 30
                                                           --------------------          --------------------
(in millions)                                                1998          1997          1998            1997
                                                             ----          ----          ----            ----
Earned premiums                                             $1,699         1,810         5,233          5,507
Net investment income                                          391           392         1,185          1,172
Realized investment gains                                       25            47           210            315
Asset management-investment banking                             76            62           223            181
Other                                                           20            13            64             45
                                                           -------       -------       -------        -------
     Total revenues                                         $2,211         2,324         6,915          7,220
                                                           -------       -------       -------        -------
                                                           -------       -------       -------        -------

Premiums earned in The St. Paul's insurance operations for the third quarter and first nine months of 1998 declined 6% and 5%, respectively, compared with the same periods of 1997. The St. Paul's General Commercial and Reinsurance business centers, where intensely competitive market conditions have negatively impacted business volume and pricing, accounted for virtually all of the third quarter and nine-month declines from 1997. Life insurance premiums earned were $6 million ahead of the third quarter of 1997 and $3 million higher for the first nine months of the year. Realized investment gains for the first nine months of 1998 declined from 1997; however, the 1997 total was unusually large due to the sale of one venture capital investment which generated a $129 million pretax gain. The increase in asset management-investment banking revenues in 1998 reflects the impact of an acquisition in September 1997.

MERGER-RELATED CHARGE
As part of the integration plan to merge The St. Paul and USF&G operations, management performed a comprehensive review of the operations of the separate companies. The review identified redundant job functions, staffing levels, geographical locations, leased space and technology platforms. To address these redundancies and implement its plan of integration, The St. Paul recorded a $292 million pretax merger-related charge in the second quarter, composed of the following components:

   - $141 million of severance and other employee-related costs, representing $89 million to be paid under the USF&G Senior Executive Severance Plan in effect at the time of the merger, and $52 million of other severance and related benefits, such as out-placement counseling, vacation buy-out and medical coverage, for terminated employees not covered under the Senior Executive Severance Plan. The St. Paul estimates that approximately 2,000 positions will be eliminated (the majority by the end of 1999) due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, will be affected by the reductions. The total number of positions expected to be reduced by function include approximately 950 in the property-liability underwriting operations, 350 in claim and 700 in finance and other administrative positions. Through Sept. 30, 1998, approximately 1,100 positions had been eliminated, and $59 million in severance and other employee-related costs had been paid.

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

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE

The following summarizes key financial results by property-liability underwriting operation. (Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory basis).

                                                            % of                Three Months                  Nine Months
                                                            1998               Ended Sept. 30               Ended Sept. 30
                                                           Written            ------------------          ------------------
($ in millions)                                           Premiums            1998          1997          1998          1997
--------------                                            --------            ----          ----          ----          ----
Specialized Commercial:
  Written Premiums                                            35%              $660           682         1,817         1,829
  Underwriting Result                                                          ($80)           40          (249)           66
  Combined Ratio                                                              112.0          93.0         115.5          97.4

General Commercial
  Written Premiums                                            22%              $364           434         1,111         1,357
  Underwriting Result                                                         ($109)          (61)         (384)         (158)
  Combined Ratio                                                              128.4         114.4         134.1         112.7

Personal Insurance:
  Written Premiums                                            21%              $386           341         1,077           943
  Underwriting Result                                                          ($55)          (18)         (193)          (74)
  Combined Ratio                                             -------          116.1         104.8         118.7         106.8
                                                                               -----        -----          -----        -----

  Total U.S. Underwriting:
  Written Premiums                                            78%            $1,410         1,457         4,005         4,129
  Underwriting Result                                                         ($244)          (39)         (826)         (166)
  Combined Ratio                                                              117.5         102.4         121.5         104.7

International Underwriting:
  Written Premiums                                             6%               $78            81           289           229
  Underwriting Result                                                          ($22)          (14)          (52)          (36)
  Combined Ratio                                            -------           127.0         114.1         117.6         115.3
                                                                               -----        -----          -----        -----

  Total Primary Insurance Operations:
  Written Premiums                                            84%            $1,488         1,538         4,294         4,358
  Underwriting Result                                                         ($266)          (53)         (878)         (202)
  Combined Ratio                                                              118.0         103.0         121.4         105.2

Reinsurance Operations:
  Written Premiums                                            16%              $239           288           833           968
  Underwriting Result                                                          ($21)            6            (5)            7
  Combined Ratio                                            -------           108.1          97.8          99.4          97.6
                                                                               -----         ----           ----        -----

Total Property-Liability Underwriting:
  Written Premiums                                           100%            $1,727         1,826         5,127         5,326
  Underwriting Result                                                         ($287)          (47)         (883)         (195)

Combined Ratio:
  Loss and Loss Expense Ratio                                                  83.1          70.7          83.9          72.0
  Underwriting Expense Ratio                                                   33.6          31.5          34.1          31.8
                                                                               -----        -----          -----        -----
  Combined Ratio                                                              116.7         102.2         118.0         103.8
                                                                               -----        -----          -----        -----
                                                                               -----        -----          -----        -----

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE

OVERVIEW
The year-to-date data in the table on the preceding page reflects the impact of the $250 million pretax provision for losses and loss adjustment expenses recorded in the second quarter of 1998 to apply The St. Paul's reserving policies to USF&G's loss reserves subsequent to the consummation of the merger (the "USF&G loss reserve provision").

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

The following table isolated the impact of catastrophe losses on The St. Paul's GAAP underwriting results.


                                                                 Three Months                Nine Months
                                                                Ended Sept. 30              Ended Sept. 30
                                                              ------------------          -------------------
($ in millions)                                               1998          1997          1998           1997
                                                              ----          ----          ----           ----
GAAP underwriting result                                      ($287)        (47)          (883)          (195)
Statutory combined ratio                                      116.7       102.2          118.0          103.8

Pretax catastrophe losses                                      $173          36            381            120
Impact on combined ratio                                       10.4         2.0            7.4            2.2
                                                              -----       ------         ------         ------
Excluding catastrophes:
   GAAP underwriting result                                   ($114)        (11)          (502)           (75)
    Statutory combined ratio                                  106.3       100.2          110.6          101.6
                                                             ------      ------         ------         ------
                                                             ------      ------         ------         ------

Hurricane Georges, which struck the Caribbean region and the Gulf Coast of the United States in September, accounted for $102 million of catastrophe losses in 1998's third quarter. The remainder of third quarter losses primarily resulted from several summer storms throughout the United States. Numerous storms in several of The St. Paul's largest markets in the first half of 1998 contributed to the nine-month catastrophe total of $381 million. The $250 million USF&G loss reserve provision accounted for 4.9 points of the combined ratio for the nine months ended Sept. 30, 1998. The deterioration in underwriting results excluding the USF&G loss reserve provision and catastrophes was largely due to intensely competitive conditions in several markets, particularly the midsized commercial sector, and accelerating loss costs in the Medical Services business center.

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

UNDERWRITING RESULTS BY BUSINESS CENTER

SPECIALIZED COMMERCIAL
This category includes The St. Paul's business centers which serve specific commercial customer segments and provide specialized products and services for targeted industry groups. Written premiums totaled $660 million in the third quarter, down 3% from comparable 1997 premiums of $682 million. The St. Paul's Medical Services operation recorded premiums of $174 million for the quarter, down 10% from last year's third quarter total of $192 million. Competitive conditions in the medical liability insurance market have negatively impacted pricing levels and new business opportunities in 1998. Medical Services' third quarter and year-to-date underwriting losses of $38 million and $91 million, respectively, reflect the impact of accelerating loss costs and the poor pricing environment. However, The St. Paul began implementing price increases on selected physicians and surgeons' policy renewals in 1998, and intends to pursue additional pricing actions in 1999.

For the remainder of Specialized Commercial, premium volume in the third quarter and first nine months of 1998 was virtually level with the same periods of 1997. Underwriting results for both periods, however, were significantly worse than 1997, primarily due to deteriorating loss experience in several operations, particularly the Construction business center. The second quarter USF&G loss reserve provision increased Specialized Commercial's nine-month underwriting loss by $95 million, adding 5.0 points to the combined ratio. Catastrophe losses were also a factor in Specialized Commercial's results for the third quarter and nine months of 1998. The St. Paul's Surety underwriting operation, now the largest in the United States as a result of the USF&G merger, recorded a 21% increase in net premium volume and a $53 million underwriting profit through the first nine months of 1998, representing a 23% increase over the same 1997 period.

GENERAL COMMERCIAL
The St. Paul's General Commercial business center provides insurance products and services for a broad range of small to midsized commercial enterprises. Premium volume declined 16% for the quarter and 18% for the first nine months of the year. Prices continue to decline in this operation, particularly in the commercial middle-market sector, reflecting the continuing intense competition for business. In response to these difficult conditions, The St. Paul intends to adhere to strict underwriting standards with regard to new and renewal business going forward, which may result in a reduction of up to $200 million in annual premium volume in this business center. The third quarter underwriting loss of $109 million, which included $31 million of catastrophe losses, primarily resulted from a general deterioration in noncatastrophe prior year loss development across the book of business. On a year-to-date basis, the underwriting loss of $384 million was $226 million worse than 1997, with $120 million of the second quarter USF&G loss reserve provision and catastrophe losses of $112 million playing a large role in the deterioration. Catastrophe losses in the first nine months of 1997 totaled $46 million.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE

PERSONAL INSURANCE
Personal Insurance provides property-liability insurance products and services to individuals. Third quarter and year-to-date written premium volume grew 13% and 14%, respectively, over the same periods of 1997, primarily due to The St. Paul's acquisition in December 1997 of Titan Holdings, Inc., a property-liability company which has a substantial book of nonstandard automobile business. Underwriting results in the Personal Insurance segment were severely impacted by catastrophe losses of $60 million in the third quarter and $147 million for the nine months. Numerous storms throughout the United States, including two May storms in Minnesota which generated over 11,000 claims and nearly $50 million of losses, were the primary contributors to this business center's catastrophe total through the first nine months of 1998. The year-to-date underwriting loss of $193 million also included $35 million of the second quarter USF&G loss reserve provision.

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

REINSURANCE
The St. Paul's Reinsurance business center consists of St. Paul Re, F&G Re and Discover Re. St. Paul Re and F&G Re underwrite both treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business. Discover Re provides products and services to the alternative risk transfer market, and provides products for self-insured companies and insurance pools, as well as ceding to and reinsuring captive insurers.

Written premiums of $239 million in the third quarter were down 17% from the same period of 1997. Premium volume of $833 million through the first nine months of 1998 declined 14% from the first nine months of 1997. The significant declines in 1998 reflect soft global market conditions for this segment, resulting from excess capacity in primary reinsurance markets.

The Reinsurance business center recorded a $21 million underwriting loss in the third quarter, compared with a profit of $6 million in 1997's third quarter. Third quarter catastrophe losses totaled $53 million, virtually all of which resulted from Hurricane Georges. Catastrophe losses in last year's third quarter were negligible. The year-to-date underwriting loss of $5 million in 1998 includes a catastrophe impact of $58 million.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                          PROPERTY-LIABILITY INSURANCE

INVESTMENT OPERATIONS
Third quarter pretax investment income of $322 million in The St. Paul's property-liability operations declined 2% from the same period of 1997. Year-to-date income of $985 million was virtually level with 1997. A 4% decline in written premiums and 4% increase in insurance losses paid through the first nine months of 1998 have resulted in a significant decline in new funds available for investment. In addition, market yields on new investments have continued to decline in 1998. As a result, The St. Paul does not anticipate investment income growth for the remainder of 1998.

The fixed maturities portfolio on Sept. 30, 1998 of $18.0 billion included $1.1 billion of pretax unrealized appreciation. Approximately 95% of those investments were rated at investment grade (BBB or above). The weighted average pretax yield on the fixed maturities portfolio was 6.8% at September 30, 1998.

Pretax realized investment gains totaled $7 million in the third quarter, compared with gains of $39 million in last year's third quarter. Year-to-date pretax gains in 1998 of $187 million were down from last year's nine-month gains of $302 million. Sales of equity security investments accounted for the majority of 1998's gains. The sale of a single venture capital investment generated a pretax gain of $129 million in 1997.

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

                                               1998
Environmental                              (nine months)                1997                   1996
-------------                               -----------                 ----                   ----

(in millions)                            Gross         Net       Gross        Net      Gross         Net
                                         -----         ---       -----        ---      -----         ---
Beginning reserves                        $867         677         889        676        840         631
Reserves acquired                            -           -           -          -         18           7
Incurred losses                             23          25          44         58         87          92
Paid losses                                (53)        (45)        (66)       (57)       (56)        (54)
                                           ---         ---         ---        ---        ---         ---
Ending reserves                           $837         657         867        677        889         676
                                           ---         ---         ---        ---        ---         ---
                                           ---         ---         ---        ---        ---         ---

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

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended September 30, 1998 (unaudited), and the years ended Dec. 31, 1997 and 1996:

                                               1998
Asbestos                                   (nine months)              1997                  1996
--------                                    -----------               ----                  ----

(in millions)                           Gross         Net       Gross        Net      Gross        Net
                                        -----         ---       -----        ---      -----        ---
Beginning reserves                       $397         279         413        304        421        294
Reserves acquired                           -           -           -          -          6          6
Incurred losses                            29          10          22         (5)        18         25
Paid losses                               (27)         (8)        (38)       (20)       (32)       (21)
                                          ---         ---         ---        ---        ---        ---
Ending reserves                          $399         281         397        279        413        304
                                          ---         ---         ---        ---        ---        ---
                                          ---         ---         ---        ---        ---        ---

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

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

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

F&G Life's pretax income of $9 million for the nine months ended Sept. 30, 1998 reflected a $41 million charge in the second quarter to reflect a writedown of the carrying value of deferred policy acquisition expenses (DPAC) relating to universal life-type and investment-type contracts. According to generally accepted accounting principles, DPAC amortization is based on the present value of estimated gross profits expected to be realized over the life of the contract. Estimates of expected gross profits used as a basis for amortization are evaluated regularly and the total amortization to date should be adjusted if actual experience or other evidences suggests that earlier estimates should be revised.

The $41 million DPAC charge had three components. First, the persistency of certain in-force business, particularly universal life and flexible premium annuities, sold through some USF&G distribution channels, began to deteriorate after the USF&G merger announcement in April 1998. To mitigate this, management decided, in the second quarter, to increase credited rates on certain universal life business. This change lowered the estimated future profits on this business, which, as required under SFAS No. 97, triggered $19 million in accelerated DPAC amortization. Second, the low interest rate environment during the first half of 1998 led to assumption changes as to the future "spread" on certain interest sensitive products, lowering gross profit expectations and triggering a $16 million DPAC charge. The remaining $6 million charge resulted from a change in annuitization assumptions for certain tax-sheltered annuity products.

F&G Life also recorded a $9 million pretax merger-related charge in the second quarter of 1998, primarily related to severance and facilities exit costs.

Highlights of F&G Life's financial performance for the third quarter and nine months of 1998 and 1997 were as follows:

                                                               Three Months                  Nine Months
                                                               Ended Sept. 30                Ended Sept. 30
                                                               --------------                --------------
(in millions)                                                 1998          1997          1998           1997
                                                              ----          ----          ----           ----
Sales (annualized premiums)                                   $131           109           282            344
Premiums earned                                                $31            25            81             78

Policy surrenders                                              $48            44           162            125
Net investment income                                          $66            64           198            185
Pretax earnings (including realized gains)                     $22            20             9             45


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                                 LIFE INSURANCE

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

Net investment income grew in 1998 as a result of an increasing asset base generated by positive cash flow. Pretax earnings for the first nine months of 1998 excluding the DPAC charge and the merger-related charge were higher than the same period of 1997 due to improved investment spread management on annuity and universal life products and strong expense controls.

Total life insurance in force at September 30, 1998 was $10.69 billion, compared with $10.62 billion at September 30, 1997.

                       ASSET MANAGEMENT-INVESTMENT BANKING

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

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                                CAPITAL RESOURCES

The St. Paul's capitalization (debt, redeemable preferred securities and equity) stood at $8.24 billion at Sept. 30, 1998, down 2% from the year-end 1997 total of $8.41 billion. Common shareholders' equity at the end of the third quarter was slightly higher than year-end 1997.

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

The St. Paul's year-to-date pretax loss from continuing operations was inadequate to cover "fixed charges" by $122 million and "combined fixed charges and preferred stock dividends" by $163 million. For the first nine months of 1997, The St. Paul's ratio of earnings to fixed charges was 11.98, and the ratio of earnings to combined fixed charges and preferred stock dividends was 8.46. Fixed charges consist of interest expense before reduction for capitalized interest and one-third of rental expense, which is considered to be representative of an interest factor.

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

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                         YEAR 2000 READINESS DISCLOSURE

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

STATE OF READINESS
Since the late 1980's, The St. Paul has required that all of the internal computer systems supported by The St. Paul's Information Systems Division ("ISD") use a four-digit date field. Early implementation of this design standard has limited the number of systems requiring remediation.

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

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                         YEAR 2000 READINESS DISCLOSURE

INFORMATION TECHNOLOGY SYSTEMS
All of The St. Paul's systems, whether internally developed or externally sourced, are subject to the Company-wide comprehensive testing and compliance standards promulgated by ISD, the oversight and monitoring of which is the responsibility of the Year 2000 Project Office. Insofar as internal systems are concerned, Year 2000 compliance is scheduled to be achieved by December 31, 1998. Compliance validation of all such systems is scheduled to be completed by March 31, 1999.

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

THIRD-PARTY SERVICE PROVIDERS AND DISTRIBUTION NETWORK
The St. Paul relies indirectly on the information technology systems of its service providers and those of its distribution network. The Year 2000 Project Office is communicating with the Company's service providers, including financial institutions providing custody and other services, its independent agents and brokers, and other entities with which The St. Paul does business, to identify and resolve Year 2000 issues and to determine the potential impact, where relevant, of the possible failure of certain of such persons to achieve Year 2000 compliance on a timely basis. Results of this process are expected to be used in The St. Paul's contingency planning efforts discussed below.

NUVEEN SYSTEMS
Having started the development and implementation of internal four-digit date code software and system standards in the early 1980's, Nuveen's Year 2000 program consists primarily of Year 2000 compliance examination and testing of the software packages and hardware provided by third parties and of the systems and software of its service providers. Certification of Year 2000 compliance of third-party hardware and software systems used in processing at Nuveen is expected to be complete by the end of the first quarter of 1999. Nuveen is in the process of developing contingency plans based upon its examination of the Year 2000 readiness of its third-party supplied systems and its service providers. Nuveen believes that the costs associated with its Year 2000 efforts will not be material to its operations and financial position.

EMBEDDED CHIP ISSUES
Given the nature of its business, and that of its vendors and the members of its distribution network, the St. Paul believes that its exposure to embedded chip Year 2000 issues is minimal (other than its exposure to possible disruptions in electricity, telecommunications and other essential services provided by public utilities that are subject to embedded chip-related disruption). The St. Paul is, where appropriate, coordinating with vendors to obtain certificates of Year 2000 compliance for the embedded computer technology equipment that it uses.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                         YEAR 2000 READINESS DISCLOSURE

YEAR 2000 COMPLIANCE PROGRAM COSTS
The St. Paul has developed and implemented plans to address the system modifications required to prepare for the Year 2000, and does not expect the planning and implementation costs associated with Year 2000 efforts to be material to its results of operations, cash flows or consolidated financial position. Through December 31, 1997, the costs of Year 2000 remediation measures incurred by the Company, including USF&G prior to the merger, totaled approximately $6 million. The St. Paul expects such costs to be approximately $12 million in 1998, and approximately $5 million in 1999.

CONTINGENCY PLANNING
The Year 2000 Project Office's contingency planning team is currently developing a master contingency plan comprised of seven matrices, each matrix covering one of seven identified core sectors, setting potential risk exposure against three possible disruption duration scenarios. For each sector of activity and duration of disruption, the plan will provide an alternative work-around designed to permit continued operations and to minimize risk exposure. The overall plan is scheduled to be complete by March 31, 1999. The plan template and design model for each matrix will be distributed to all field office locations upon completion in order to permit the construction of plans specific to each office's operations.

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

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

                         YEAR 2000 READINESS DISCLOSURE

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

INSURANCE COVERAGE
The St. Paul also faces potential "Year 2000" claims under coverages provided by its reinsurance and insurance policies sold to insured parties who may incur losses as a result of the failure of such parties, or the customers or vendors of such parties, to be Year 2000 compliant. Because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine in advance whether and to what extent insured parties will incur losses, the amount of the losses or whether any such losses would be covered under The St. Paul's insurance policies. In some instances, coverage is not provided under the insurance policies or reinsurance contracts, while in other instances, coverage may be provided under certain circumstances.

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

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       Management's Discussion, Continued

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

                                  EXHIBIT INDEX
                             ----------------------

                                                                                                  Method of
Exhibit                                                                                             Filing
-------                                                                                          -----------
(2)      Plan of acquisition, reorganization, arrangement,
               liquidation or succession*..........................................................
(3)      Articles of incorporation and by-laws*....................................................

(4)      Instruments defining the rights of security holders,
               including indentures*...............................................................

(10)     Material contracts*.......................................................................

(11)     Statement re computation of per share earnings**..........................................  (1)

(12)     Statement re computation of ratios**......................................................  (1)

(15)     Letter re unaudited interim financial information*........................................

(18)     Letter re change in accounting principles*................................................

(19)     Report furnished to security holders*.....................................................

(22)     Published report regarding matters submitted to
               vote of security holders*...........................................................

(23)     Consents of experts and counsel*..........................................................

(24)     Power of attorney*........................................................................

(27)     Financial data schedule**.................................................................  (1)

(99)     Additional exhibits*......................................................................


   *  These items are not applicable.

**This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to Legal Services, The St. Paul Companies, 385 Washington Street, Saint Paul, MN 55102.

(1) Filed electronically herewith.