Form 10-K
period 1998-12-31
ST PAUL COMPANIES INC /MN/
filed 1999-03-31
CIK 86312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from____________to___________
                          Commission file number 0-3021

                          THE ST. PAUL COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

           Minnesota                               41-0518860
         ------------                             ------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

      385 Washington Street, Saint Paul, MN               55102
     --------------------------------------               -----
    (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number,
       including area code                          651-310-7911
                                                    ------------

           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock (without par value)               New York Stock Exchange
                                                  London Stock Exchange
        Stock Purchase Rights                    New York Stock Exchange
        ---------------------                    -----------------------
          (Title of class)         (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X  No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 11, 1999, was $7,435,808,686. The number of shares of the Registrant's Common Stock, without par value, outstanding at March 11, 1999, was 228,924,899.

An Exhibit Index is set forth at page 38 of this report.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999 are incorporated by reference into Parts III and IV of this report.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL DESCRIPTION

The St. Paul Companies, Inc. (The St. Paul) is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. The St. Paul is a management company principally engaged, through its subsidiaries, in providing property-liability and life insurance, and reinsurance products and services worldwide. The St. Paul also has a presence in the asset management industry through its majority ownership of The John Nuveen Company (Nuveen). As a management company, The St. Paul oversees the operations of its subsidiaries and provides them with capital, management and administrative services. At March 1, 1999, The St. Paul and its subsidiaries employed approximately 14,000 persons.

USF&G MERGER

On April 24, 1998, The St. Paul completed its merger with USF&G Corporation (USF&G), a Baltimore, Maryland-based holding company for property-liability and life insurance and reinsurance operations. The St. Paul issued 66.5 million of its common shares in exchange for all of the outstanding common stock of USF&G in a business combination accounted for as a pooling of interests. Accordingly, the consolidated financial statements for all periods prior to the combination were restated to include the accounts and results of operations of USF&G. The merged organization operates under The St. Paul name with headquarters in St. Paul, Minnesota. The merger was valued at approximately $3.7 billion, which included the assumption of USF&G's debt and capital security obligations.

The St. Paul recorded a pretax merger-related charge to earnings of $292 million in 1998, primarily for severance and facilities exit costs. The integration of the two companies is expected to result in annualized pretax expense savings of approximately $200 million, as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G. The expense savings are expected to result primarily from the reduction in employee salaries and benefits after the elimination of redundant employee positions from the merged organization. Note 2 to the consolidated financial statements included in The St. Paul's 1998 Annual Report to Shareholders, which includes additional information regarding the merger, including the components of and cash payments relating to the merger-related charges, is incorporated herein by reference.

The St. Paul also recorded a $250 million pretax provision to increase USF&G's loss and loss adjustment expense reserves subsequent to the merger. Note 7 to the consolidated financial statements included in The St. Paul's 1998 Annual Report to Shareholders, which includes additional information about the $250 million provision, is incorporated herein by reference.

Before the merger, The St. Paul was ranked as the 263rd-largest U.S.-based corporation in "Fortune" magazine's rankings of total 1997 revenues. On a pro forma revenue basis, the combined operations of The St. Paul and USF&G would have ranked No. 160 on the 1997 Fortune list.

BUSINESS SEGMENTS

The St. Paul's property-liability insurance operations, composed of five distinct underwriting business segments and an investment operations segment, accounted for at least 92% of consolidated revenues from continuing operations in each of the years 1998, 1997 and 1996. The St. Paul's life insurance segment, Fidelity and Guaranty Life Insurance Company and subsidiaries (F&G Life), accounted for 4% of revenues in each of those years, and Nuveen accounted for virtually all of the remaining revenues in each year. Financial information about The St. Paul's business segments is set forth in Note 17 to the consolidated financial statements included in The St. Paul's 1998 Annual Report to Shareholders, and is incorporated herein by reference.

The following table summarizes the sources of The St. Paul's consolidated revenues from continuing operations for each of the last three years. Following the table is a narrative description of each of The St. Paul's business segments.

                                                                   Percentage of Consolidated Revenues

                                                                  1998             1997              1996
                                                                  ----             ----              ----
PROPERTY-LIABILITY INSURANCE:
 PRIMARY INSURANCE OPERATIONS
   U.S. UNDERWRITING:
     Commercial lines                                            28.7%            30.3%            30.2%
     Specialty commercial                                        15.9             15.0             15.3
     Personal insurance                                          15.3             13.5             14.4
                                                                 ----             ----           ------
       TOTAL U.S. UNDERWRITING                                   59.9             58.8             59.9
     International                                                3.6              2.9              2.9
                                                                -----            -----            -----
       TOTAL PRIMARY INSURANCE OPERATIONS                        63.5             61.7             62.8
     Reinsurance                                                 11.4             12.7             13.4
                                                                 ----             ----             ----
       TOTAL  UNDERWRITING                                       74.9             74.4             76.2
 INVESTMENT OPERATIONS
   Net investment income                                         14.3             13.8             13.4
   Realized investment gains                                      2.1              4.2              2.9
                                                                -----            -----            -----
       Total investment operations                               16.4             18.0             16.3
Other                                                             0.7              0.6              0.6
                                                                -----            -----            -----
       TOTAL PROPERTY-LIABILITY INSURANCE                        92.0             93.0             93.1
LIFE INSURANCE                                                    4.3              4.2              3.9
ASSET MANAGEMENT                                                  3.4              2.7              2.5
PARENT COMPANY, OTHER OPERATIONS AND
       ELIMINATIONS                                               0.3              0.1              0.5
                                                                -----           ------            -----
       TOTAL                                                    100.0%           100.0%           100.0%
                                                                -----           ------            -----
                                                                -----           ------            -----



NARRATIVE DESCRIPTION OF BUSINESS

PROPERTY-LIABILITY INSURANCE

The St. Paul's property-liability insurance underwriting operations consist of three U.S.-based primary underwriting segments collectively referred to as U.S. UNDERWRITING, an international underwriting segment (INTERNATIONAL) and a reinsurance segment (ST. PAUL RE). The St. Paul's U.S. Underwriting operations underwrite property and liability insurance and provide insurance-related products and services to commercial, professional and individual customers throughout the United States. International underwrites primary property and liability insurance coverages outside the United States. International also includes insurance written for foreign exposures of U.S.-based corporations and U.S. exposures of foreign-based companies and The St. Paul's operations at Lloyd's of London. St. Paul Re underwrites reinsurance for leading property-liability insurance companies worldwide. The St. Paul's property-liability operations also include an investment segment responsible for overseeing the property-liability investment portfolio.

The primary sources of property-liability revenues are premiums earned from insurance policies and reinsurance contracts, income earned from the investment portfolio and gains from sales of investments. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, as a result from the merger, The St. Paul's underwriting operations would rank 8th on the basis of 1997 written premiums.

PRINCIPAL DEPARTMENTS AND PRODUCTS. The "Property-Liability Underwriting Results by Segment" table included in "Management's Discussion and Analysis" in The St. Paul's 1998 Annual Report to Shareholders, which summarizes written premiums, underwriting results and statutory combined ratios for each of its underwriting segments for the last three years, is incorporated herein by reference. The following discussion summarizes the business structure of The St. Paul's property-liability insurance underwriting operations.

U.S. UNDERWRITING

U.S. Underwriting operates through the following business segments:

COMMERCIAL LINES. The Commercial Lines segment includes the SMALL COMMERCIAL and MIDDLE MARKET COMMERCIAL business centers, which offer general liability, umbrella and excess liability, commercial auto and fire, inland marine, workers' compensation and package coverages to a broad range of small to midsized commercial enterprises. Tailored coverages and products are marketed to specific customer groups such as golf courses, museums, colleges and schools, multipurpose recreational facilities, manufacturers, wholesalers and processors. Coverages marketed specifically to small commercial customers include the Package Accounts for Commercial Enterprises (PACE) policy and the Business Insurance Policy (BIP) for individuals, groups or franchise operations, including retailers, offices and family restaurants.

The Commercial Lines segment includes the SURETY business center, which underwrites surety bonds, primarily for construction contractors, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Based on 1997 written premiums of $319 million, the Surety underwriting operations of The St. Paul ranked as the largest underwriter of surety bonds in the United States.

The Commercial Lines segment also includes several business centers that provide specialized products and services for targeted industry groups. CONSTRUCTION provides insurance to a broad range of general contractors, highway contractors and specialty contractors. MANUFACTURING provides liability insurance and risk management products and services for large manufacturing operations. SERVICE INDUSTRIES provides large service-related businesses with insurance and risk management programs. Businesses served include retailers, wholesalers, insurance companies, and hospitality and entertainment firms. SPECIAL PROPERTY underwrites large property accounts, layered and excess property programs, large deductible accounts, stop-loss and loss limit programs and other customized property business. NATIONAL PROGRAMS underwrites coverages for nationwide, multiple-policyholder programs through a single agency source. TRANSPORTATION provides large motor carriers with customized insurance programs. The CATASTROPHE RISK business center provides personal property coverages, such as monoline earthquake coverage in California, through GeoVera Insurance Company, and homeowners coverage in selected coastal states through USF&G Specialty Insurance Company.

The St. Paul's participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they write, is also included in Commercial Lines results. These pools and associations serve to increase the underwriting capacity of participating companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk. The St. Paul's participation in these pools and associations is limited.

SPECIALTY COMMERCIAL. The Specialty Commercial segment includes the MEDICAL SERVICES, CUSTOM MARKETS and PROFESSIONAL MARKETS business centers. This segment, in general, provides coverage for damage to the customer's property (fire, inland marine and auto), liability for bodily injury or damage to the property of others (general liability, auto liability and excess), workers' compensation insurance, and various professional liability coverages.

Medical Services underwrites professional liability, property and general liability insurance for the health care delivery system. Products include coverages for health care professionals (physicians and surgeons, dental professionals and nurses); individual health care facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems, such as hospital networks and managed care systems. Specialized claim and loss control services are vital components of Medical Services' insurance products and services. The Medical Services business center is the second-largest medical liability insurer in the United States, with premium volume accounting for approximately 7% of the U.S. market based on 1997 premium data published in "Best's Review."

Custom Markets includes the following business units serving specific commercial customer groups. OCEAN MARINE provides a variety of property-liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection. Effective Jan. 1, 1999, the Ocean Marine business center was transferred to The St. Paul's International segment to form a new Global Marine underwriting unit. SURPLUS LINES underwrites products liability insurance, umbrella and excess liability coverages, property insurance for high-risk classes of business, and coverages for unique, sometimes one-of-a-kind risks. TECHNOLOGY underwrites a range of specialized coverages for information technology firms, including manufacturers of electronics, industrial machinery and medical equipment. OIL AND GAS provides standard and specialty insurance coverages for customers involved in the exploration and production of oil and gas, including operators, drillers and oil servicing contractors. SPECIALTY LINES provides unsupported umbrellas, policies and SIR products in the specialty admitted market. ST. PAUL ATHENA is a specialty underwriting facility dedicated to business generated through Swett & Crawford, a wholesale insurance brokerage subsidiary of Aon Corporation (Aon).

Professional Markets is composed of FINANCIAL AND PROFESSIONAL SERVICES, which provides fidelity and property-liability coverages for depository institutions, and markets errors and omissions coverages for lawyers, insurance agents and other nonmedical professionals, including directors and officers; and PUBLIC SECTOR SERVICES, which markets insurance products and services, including professional liability insurance, to all levels of government entities.

PERSONAL INSURANCE. This segment provides a broad portfolio of property-liability insurance products and services for individuals. Through a variety of single-line policies and multi-line package policies, individuals can acquire coverages to protect personal property such as homes, automobiles and boats, as well as to provide coverage for personal liability. The Personal Insurance segment also provides nonstandard auto coverages, which are marketed to individuals who are unable to obtain standard coverage due to their inability to meet certain underwriting criteria.

INTERNATIONAL

The St. Paul's International business segment is responsible for most of The St. Paul's primary insurance written outside the United States. International has a presence through insurance companies licensed in Canada and 11 countries in Europe, Africa and Latin America. It also includes business generated from The St. Paul's participation in Lloyd's of London as a provider of capital to selected underwriting syndicates and as the owner of three managing agencies. International also includes insurance written for foreign operations of multinational corporations based in the United States and insurance written to cover exposures in the United States for foreign-based companies. This segment predominantly markets specialty commercial insurance in the international arena, offering a broad range of products and services tailored to meet the unique needs of both its multinational customers as well as its customers in each of the domestic markets which it serves. The St. Paul sold its personal insurance business in the United Kingdom in early 1998 to Norwich Union Insurance Ltd.

ST. PAUL RE

St. Paul Re underwrites reinsurance worldwide, with clients in North America, Latin America, the Caribbean, Europe, Australia and the Asia-Pacific region. Reinsurance is an agreement by which an insurance company will transfer, or "cede," a portion of the risk it has underwritten to a reinsurer, paying a premium to do so. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance. St. Paul Re underwrites both treaty and facultative reinsurance for property, liability, ocean marine, surety and several specialty coverages.

The merger added USF&G's reinsurance operation, F&G Re, to The St. Paul's reinsurance segment. F&G Re brought a diverse mix of reinsurance products and enhanced St. Paul Re's capabilities in several areas, including "non-traditional" reinsurance, an area of increasing demand that combines elements of traditional underwriting risk with financial risk protections.

The merger also added Discover Re Managers, Inc. (Discover Re) to The St. Paul's reinsurance segment. Discover Re provides primary insurance, reinsurance and related services to the alternative risk transfer market, primarily in the municipalities, transportation, education and retail markets. Through alternative risk transfer, a company self-insures, or insures through a captive insurer, the portion of its own losses which are predictable and purchases insurance for the less predictable, high-severity losses that could have a major financial impact on the company.

According to data published by the Reinsurance Association of America, St. Paul Re's written premium volume of $833 million through the first nine months of 1998 ranked it as the sixth-largest reinsurer in the United States. According to data published in "Best's Review," The St. Paul would rank as the 14th- largest property-liability reinsurer in the world, based on 1997 written premiums.


PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

The St. Paul's U.S. Underwriting operations are licensed to transact business in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. At least five percent of U.S. Underwriting's 1998 property-liability written premiums were produced in each of Illinois, California, Florida and New York.

U.S. Underwriting's business is produced primarily through approximately 8,400 independent insurance agencies and insurance brokers. The needs of agents, brokers and policyholders are addressed through 40 service offices in major cities throughout the United States and 85 additional offices in the United States.

St. Paul Re produces reinsurance business from its New York headquarters, as well as from offices in London, Miami, Chicago, Atlanta, Philadelphia, Brussels, Morristown NJ, Munich, Singapore, Hong Kong, Tokyo, Sydney and San Francisco. It underwrites business through brokers and, for certain types of reinsurance and in certain markets, on a direct basis. Discover Re underwrites alternative risk transfer business from its Farmington, CT headquarters, from regional U.S. offices in Atlanta, Pittsburgh, Dallas, Minneapolis and San Francisco, and from a correspondent office in London.

Our International operations are headquartered in London and underwrite insurance through domestic operations in 11 markets outside the United States (Argentina, Botswana, Canada, France, Germany, Ireland, Mexico, South Africa, Spain, The Netherlands and the United Kingdom). These operations distribute their products principally through independent brokers. Through its presence at Lloyd's of London, International has access to business markets in virtually every country of the world for its specialty products including aviation, kidnap and ransom, malicious product tampering, creditor/payment protection and personal accident. International's group of three Lloyd's of London managing agencies underwrites business for eight syndicates, collectively representing approximately 4% of Lloyd's total capacity.


RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

GENERAL INFORMATION. When claims are made by or against policyholders, any amounts that The St. Paul's underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). The St. Paul establishes reserves that reflect the estimated unpaid total cost of
these two items.  The reserves for unpaid losses and LAE at    Dec. 31, 1998
cover claims that were incurred not only in 1998 but also in prior years. They include estimates of the total cost of claims that have already been reported but not yet settled ("case" reserves), and those that have been incurred but not yet reported ("IBNR" reserves). Loss reserves are reduced for estimates of salvage and subrogation.

Loss reserves for certain workers' compensation business and certain assumed reinsurance contracts are discounted to present value. Additional information about these discounted liabilities is set forth in Note 1 to the consolidated financial statements included in The St. Paul's 1998 Annual Report to Shareholders, and is incorporated herein by reference. During 1998, $3.8 million of discount was amortized and $5.0 million of discount was accrued.

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

For certain reinsurance contracts entered into prior to the issuance of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," (for GAAP accounting purposes) and Chapter 22 - Reinsurance (for statutory accounting purposes), The St. Paul follows deposit accounting for GAAP purposes and reinsurance accounting for statutory purposes. Since the statutory accounting was implemented on a prospective basis, however, a difference between GAAP and statutory reserves exists for contracts entered into prior to Chapter 22 implementation. Such difference amounted to $124 million at Dec. 31, 1998.

TEN-YEAR DEVELOPMENT. The table on page 9 presents a development of net loss and LAE reserve liabilities and payments for the years 1988 through 1998. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverables, recorded at the balance sheet date for each of the years indicated.

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

The upper portion of the table, which shows the re-estimated amounts relating to the previously recorded liabilities, is based upon experience as of the end of each succeeding year. These estimates are either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The "Cumulative redundancy (deficiency)" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1991 reserve of $12,848 million developed to $12,479 million, or a $369 million redundancy, by the end of 1993. By the end of 1998, the 1991 reserve had developed a redundancy of $949 million. The changes in the estimate of 1991 loss reserves were reflected in operations during the past seven years.

In 1993, The St. Paul adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement required, among other things, that reinsurance recoverables on unpaid losses and LAE be shown as an asset, instead of the prior practice of netting this amount against insurance reserves for balance sheet reporting purposes.

The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 1998), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on The St. Paul's balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 1998) and the related re-estimated reinsurance recoverable. The St. Paul did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for its foreign underwriting operations.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 1998, $8,812 million of the currently estimated $11,899 million of losses and LAE that have been incurred for the years up to and including 1991 have been paid. Thus, as of Dec. 31, 1998, it is estimated that $3,087 million of incurred losses and LAE have yet to be paid for the years up to and including 1991.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1995 reserves that relates to 1988 losses is included in the cumulative redundancy (deficiency) for the years 1988 through 1995.

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

Note 7 to the consolidated financial statements, which is included in The St. Paul's 1998 Annual Report to Shareholders, includes a reconciliation of beginning and ending loss reserve liabilities for each of the last three years and is incorporated herein by reference. Additional information about The St. Paul's reserves is contained in the "Loss and Loss Adjustment Expense Reserves" and "Environmental and Asbestos Claims" sections of "Management's Discussion and Analysis" of The St. Paul's 1998 Annual Report to Shareholders, which are incorporated herein by reference.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE (LAE) DEVELOPMENT
(in millions)

Year ended December 31                 1988     1989     1990     1991     1992    1993     1994     1995     1996    1997    1998
----------------------                 ----     ----     ----     ----     ----    ----     ----     ----     ----    ----    ----
Net liability for
   unpaid losses and LAE             $10,679   11,343   11,881   12,848   13,211  13,258   13,290   13,732   15,021  15,100  15,194
                                      ------   ------   ------   ------   ------  ------   ------   ------   ------  ------  ------
                                      ------   ------   ------   ------   ------  ------   ------   ------   ------  ------  ------
Liability re-estimated
  as of:
One year later                        10,519   11,305   12,228   12,684   12,911  12,874   12,954   13,286   14,350  14,822
Two years later                       10,370   11,517   12,130   12,479   12,589  12,501   12,518   12,690   13,953
Three years later                     10,670   11,480   12,058   12,280   12,384  12,200   12,035   12,371
Four years later                      10,822   11,518   11,930   12,222   12,144  11,815   11,861
Five years later                      10,943   11,503   11,918   12,065   11,915  11,677
Six years later                       10,970   11,544   11,850   11,944   11,818
Seven years later                     11,060   11,538   11,869   11,899
Eight years later                     11,098   11,646   11,844
Nine years later                      11,306   11,642
Ten years later                       11,325

Cumulative redundancy
   (deficiency)                        $(646)    (299)      37      949    1,393   1,581    1,429    1,361    1,068     278
                                      ------    ------   -----    -----    -----   -----    -----    -----    -----   -----
                                      ------    ------   -----    -----    -----   -----    -----    -----    -----   -----
Cumulative redundancy
 (deficiency) excluding
  foreign exchange (1)                 $(644)    (326)      28      949    1,382   1,571    1,425    1,355    1,077     324
                                       ------    ------   -----    -----    -----   -----    -----    -----    -----   -----
                                       ------    ------   -----    -----    -----   -----    -----    -----    -----   -----
Net liability for
  unpaid losses and LAE                                                   13,211  13,258   13,290   13,732   15,021  15,100  15,194
Reinsurance recoverable on
 unpaid losses                                                             3,903   2,585    2,537    2,827    2,868   3,053   3,264
                                                                          ------  ------   ------   ------   ------  ------  -------

Gross liability                                                           17,114  15,843   15,827   16,559   17,889  18,153  18,458
                                                                          ------  ------   ------   ------   ------  ------  -------
                                                                          ------  ------   ------   ------   ------  ------  -------
Gross re-estimated liability:
One year later                                                            16,467  15,435   15,912   16,140   17,325  18,022
Two years later                                                           16,143  15,459   15,554   15,387   17,077
Three years later                                                         15,998  15,245   14,954   15,260
Four years later                                                          15,825  14,771   14,959
Five years later                                                          15,536  14,798
Six years later                                                           15,565
Gross cumulative
 redundancy                                                                1,549   1,045      868    1,299      812     131
                                                                          ------   ------   -----    -----    -----    -----
                                                                          ------   ------   -----    -----    -----    -----
Gross cumulative
  redundancy excluding
  foreign exchange (1)                                                     1,519   1,030      843    1,301      838     191
                                                                          ------   ------   -----    -----    -----    -----
                                                                          ------   ------   -----    -----    -----    -----
Cumulative amount of net
 liability paid through:
One year later                        $2,735    3,041    3,105    3,027    3,017   2,850    2,787    3,029    3,453   3,632
Two years later                        4,658    5,004    5,107    5,027    4,970   4,699    4,698    5,003    5,816
Three years later                      5,996    6,390    6,433    6,380    6,263   6,003    6,037    6,493
Four years later                       6,982    7,271    7,371    7,276    7,173   6,915    7,065
Five years later                       7,613    7,931    8,006    7,917    7,838   7,632
Six years later                        8,096    8,388    8,470    8,424    8,329
Seven years later                      8,464    8,745    8,875    8,812
Eight years later                      8,743    9,077    9,196
Nine years later                       9,052    9,337
Ten years later                        9,276

Cumulative amount of
  gross liability paid
  through:
One year later                                                             4,072   3,443    3,389    3,547    3,837   4,079
Two years later                                                            6,585   5,683    5,700    5,582    6,508
Three years later                                                          8,178   7,282    7,082    7,301
Four years later                                                           9,304   8,233    8,291
Five years later                                                          10,009   9,083
Six years later                                                           10,597



(1) The results of The St. Paul's U.K.-based operations translated from original currencies into U.S. dollars are included with The St. Paul's U.S. underwriting operations in this table for all years presented. The foreign currency translation impact on the cumulative redundancy arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated, and the exchange rates at the end of the year in which the liabilities were re-estimated.

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

The collectibility of reinsurance is subject to the solvency of reinsurers. The St. Paul's Reinsurance Security Committee, which has established financial standards to determine qualified, financially secure reinsurers, guides the placement of ceded reinsurance. Uncollectible reinsurance recoverables have not had a material adverse impact on The St. Paul's results of operations, liquidity or financial position. Note 15 to the consolidated financial statements, which is included in The St. Paul's 1998 Annual Report to Shareholders, provides a schedule of ceded reinsurance information and is incorporated herein by reference.


PROPERTY - LIABILITY INVESTMENT OPERATIONS

OBJECTIVES. The St. Paul's board of directors approves the overall aggregate investment plan for the companies within The St. Paul group. Each subsidiary adopts its own specific investment policy tailored to comply with domestic laws and regulations and the overall corporate investment plan. The primary objectives of those plans are as follows:

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

The St. Paul has had limited involvement with derivative financial instruments for purposes of hedging against fluctuations in foreign currency and interest rates. The St. Paul has not participated in the derivatives market for trading or speculative purposes.

FIXED MATURITIES. Fixed maturities constituted 77% of The St. Paul's property-liability insurance operations' investment portfolio at Dec. 31, 1998. The portfolio is primarily composed of high-quality, intermediate-term taxable U.S. government agency and corporate bonds and tax-exempt U.S. municipal bonds. The following table presents information about the fixed maturities portfolio for the last three years (dollars in millions).




                                                            Pretax Net
                Amortized Cost at      Estimated Fair        Investment         Weighted Average     Weighted Average
     Year            Year-end         Value at Year-end        Income            Pre-tax Yield        After-tax Yield
    -----       -----------------     -----------------     -----------         ----------------     -----------------
     1998           $16,761.6            $17,777.7             $1,217.6                6.8%                5.1%
     1997            17,215.1             18,067.9              1,241.3                7.1%                5.2%
     1996            16,927.3             17,455.5              1,160.1                7.0%                5.1%


The St. Paul determines the mix of its investments in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. Fixed maturity purchases in 1998 consisted of intermediate-term, investment-grade taxable and tax-exempt securities. The fixed maturities portfolio is carried on The St. Paul's balance sheet at estimated fair value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity. At December 31, 1998, pretax unrealized appreciation totaled $1.02 billion.

The fixed maturities portfolio is managed conservatively to provide reasonable returns while limiting exposure to risks. Approximately 95% of the fixed maturities portfolio is rated at investment grade levels (BBB or better). Nonrated and non-investment grade (high-yield) securities comprise the remainder of the portfolio. The high-yield investments, acquired in the merger with USF&G, represent a minimal percentage of the portfolio.

EQUITIES. Equity securities comprised 4% of the property-liability operations' investments (at cost) at December 31, 1998, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. Sales of equities generated $158 million of pretax realized investment gains in 1998, and dividend income totaled $15 million. The portfolio's carrying value at year-end included $300 million of pretax unrealized appreciation.

REAL ESTATE AND MORTGAGE LOANS. The St. Paul's property-liability operations' real estate holdings consist of a diversified portfolio of commercial office and warehouse properties that The St. Paul owns directly or has partial interest in through joint ventures. The properties are geographically distributed throughout the United States. The St. Paul also has a portfolio of real estate mortgage investments acquired in the merger with USF&G. The real estate and mortgage loan portfolio produced $82 million of pretax investment income in 1998, and sales of these investments in 1998 generated $8 million of pretax realized gains.

VENTURE CAPITAL. Securities of small- to medium-sized companies spanning a variety of industries comprise The St. Paul's venture capital holdings, which accounted for 2% of property-liability investments (at cost) at December 31, 1998. These investments are in the form of limited partnership interests or direct equity investments. Venture capital investments generated pretax realized investment gains of $25 million in 1998. The carrying value of venture capital investments at December 31, 1998 included $182 million of pretax unrealized appreciation.

SECURITIES LENDING COLLATERAL. This investment class consists of collateral held on certain fixed-maturity securities loaned to other institutions through a lending agent for short periods of time. The collateral is maintained at 102%, marked to market daily, of the fair value of the loaned securities. The St. Paul retains full ownership of the loaned securities and is indemnified by the lending agent in the event a borrower becomes insolvent or fails to return the securities.

OTHER INVESTMENTS. The St. Paul's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 5% of property-liability investments at December 31, 1998.

Notes 1, 4, 5 and 6 to the consolidated financial statements, which are included in The St. Paul's 1998 Annual Report to Shareholders, provide additional information about The St. Paul's investment portfolio and are incorporated herein by reference. The "Investment Operations" and "Exposures to Market Risk" sections of "Management's Discussion and Analysis" in said Annual Report are also incorporated herein by reference.

LIFE INSURANCE

Fidelity and Guaranty Life Insurance Company (F&G Life) and its subsidiaries market many forms of annuity and life insurance products, including equity-indexed annuities, single premium deferred annuities, tax sheltered annuities, single premium immediate annuities and universal life and term life insurance.

Single premium deferred annuities and equity indexed annuities are sold primarily through independent agents and insurance brokers. Tax sheltered annuities are sold through a national wholesaler. Structured settlements are annuities sold predominantly to property-liability companies (including The St. Paul's U.S. Underwriting operations) in settlement of certain of their insurance claims.

Note 7 to the consolidated financial statements, which is included in The St. Paul's 1998 Annual Report to Shareholders, provides a table of F&G Life's future policy benefit reserves by type of product and is incorporated herein by reference.

LIFE INSURANCE INVESTMENT OPERATIONS. F&G Life's investment portfolio totaled $3.8 billion at December 31, 1998, consisting of investment grade government and corporate securities (59% of the total); asset-backed and mortgage-backed securities (19%); high-yield investments (9%); real estate mortgage loans and other investments (13%). F&G Life uses derivative instruments in the form of over-the-counter indexed call options for the purpose of hedging interest credited on its equity-indexed annuity products. The cost of derivatives amounts to less than 1% of invested assets.

ASSET MANAGEMENT

The John Nuveen Company (Nuveen) is The St. Paul's asset management subsidiary. The St. Paul and its largest property-liability insurance subsidiary, St. Paul Fire and Marine Insurance Company (Fire and Marine) hold a combined 78% interest in Nuveen.

Nuveen's principal businesses are asset management and related research; the development, marketing and distribution of investment products and services; and municipal and corporate investment banking services. Nuveen distributes its investment products, including mutual funds, exchange-traded funds (closed-end funds), defined portfolio products (formerly referred to as unit trusts), and individually managed accounts through registered representatives associated with unaffiliated firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants, and investment advisers.

Nuveen's primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts; (2) transaction-based revenue earned upon the distribution of mutual fund and defined portfolio products; and (3) investment banking revenues, consisting of underwriting and advisory fees.

Nuveen's operations are organized around five subsidiaries: John Nuveen & Co. Incorporated (Nuveen & Co.), a registered broker and dealer in securities under the Securities Exchange Act of 1934 and four investment advisory subsidiaries registered under the Investment Advisers Act of 1940. The four investment advisory subsidiaries are Nuveen Advisory Corp. (NAC), Nuveen Institutional Advisory Corp. (NIAC), Nuveen Asset Management Inc. (NAM) and Rittenhouse Financial Services, Inc. (Rittenhouse). Nuveen & Co. provides investment product distribution and related services for Nuveen's managed funds and defined portfolios, and houses Nuveen's investment banking activities. NAC and NIAC provide investment management services for and administer the business affairs of the Nuveen managed funds. Rittenhouse and NAM provide investment management services to individually managed accounts and Rittenhouse also acts as sub-adviser and portfolio manager to a mutual fund managed by NIAC.

At December 31, 1998, Nuveen's assets under management totaled $55.3 billion, consisting of $26.2 billion of exchange-traded funds, $16.4 billion of managed accounts, and $12.7 billion of mutual funds. Municipal securities accounted for 71% of the underlying managed assets.

In 1998, Nuveen repurchased 732,700 of its outstanding common shares (solely from minority shareholders) for a total cost of $27 million. In 1997, Nuveen repurchased 1.8 million of its outstanding common shares for a total cost of $55 million. The repurchases in 1997 were proportioned between The St. Paul and minority shareholders to maintain the combined 77% ownership interest in Nuveen then held by The St. Paul and Fire and Marine. The St. Paul received proceeds of $41 million from Nuveen's share repurchases in 1997.

COMPETITION AND REGULATION

PROPERTY-LIABILITY INSURANCE. The St. Paul's domestic and international underwriting subsidiaries compete with a large number of other insurers and reinsurers. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance. The St. Paul's subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive price. The combination of products, services, pricing and other methods of competition varies by line of insurance and by coverage within each line of insurance.

The St. Paul and its underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by state regulatory authorities. During 1998, The St. Paul received from its U.S. Underwriting operations $200 million of cash dividends. In 1999, up to $295 million in cash dividends can be paid by the U.S. Underwriting operations to The St. Paul without regulatory approval. In addition, any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is subject to prior approval.

The underwriting subsidiaries are subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to insurance regulators, which in the U.S. are state authorities. Such regulation, supervision and administration of the underwriting subsidiaries may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; restrictions on the size of risk which may be insured under a single policy; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in the personal auto and workers' compensation insurance lines.

Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates or by a combination of these. The freedom of The St. Paul's insurance underwriting subsidiaries to meet emerging adverse underwriting trends may be slowed, from time to time, by the effects of laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. The St. Paul's U.S. Underwriting operations do business in all 50 states and the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. Many of these jurisdictions require prior approval of most or all premium rates.

The St. Paul's insurance underwriting business in the United Kingdom is regulated by the Financial Services Authority (FSA). The FSA's principal objectives are to ensure that insurance companies are responsibly managed, that they have adequate funds to meet liabilities to policyholders and that they maintain required levels of solvency. In Canada, the conduct of insurance business is regulated under provisions of the Insurance Companies Act of 1992, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force. The Lloyd's of London operation is currently regulated by the Council of Lloyd's, a self-regulatory organization, but will in due course be regulated by the FSA. The St. Paul is also subject to regulations in the other countries and jurisdictions in which it writes insurance business.

LIFE INSURANCE. The St. Paul's life insurance subsidiaries operate in a competitive environment, with approximately 1,200 companies nationwide in the industry including stock and mutual companies. F&G Life ranked 173rd based on 1997 statutory net premiums written, 144th based on 1997 statutory assets, and 173rd based on 1997 statutory capital and surplus. In the life insurance industry, interest crediting rates, underwriting philosophy, policy features, financial stability and service quality are important competitive factors.
F&G Life's products compete not only with those offered by other life insurance companies, but also with other income accumulation-oriented products offered by other financial services companies. The life insurance industry has experienced considerable competitive pressure in recent periods as a result of fluctuating interest rates.

F&G Life is subject to licensing and supervision by government regulatory agencies in the jurisdictions in which it does business. The nature and extent of regulation vary but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation and supervision of F&G Life may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and agents, the nature of and limitations on investments, deposits of securities for the benefit of policyholders; regulation of policy forms; periodic examination of the affairs of the company; annual and other reports required to be filed; requirements regarding reserves for policyholder benefits; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; the nature of and limitations on dividends to policyholders and shareholder; and the nature and extent of required participation in insurance guaranty funds.

ASSET MANAGEMENT. Nuveen is subject to substantial competition in all aspects of its business. Investment products are sold to the public by broker-dealers, banks, insurance companies and others. Nuveen competes with these other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to investors.

Nuveen is a publicly-traded company registered under the Securities Exchange Act of 1934 and listed on the New York Stock Exchange. One of its subsidiaries, Nuveen & Co., is a broker and dealer registered under the Securities Exchange Act of 1934, and is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies and self-regulatory organizations. It is also subject to net capital requirements that restrict its ability to pay dividends. Nuveen's other four subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. As such, they are subject to regulation by the Securities and Exchange Commission.

YEAR 2000 READINESS DISCLOSURE

The "Year 2000 Readiness Disclosure" section of "Management's Discussion and Analysis" included in The St. Paul's 1998 Annual Report to Shareholders is incorporated herein by reference.

FORWARD-LOOKING STATEMENT DISCLOSURE

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning the effects of competition and other factors on premiums and revenues, costs and income, anticipated cost savings as a result of the USF&G merger, and expectations regarding Year 2000 issues and The St. Paul's efforts to address them.

In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in the forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of reinsurance or insurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; and various other matters, including the effects of the merger with USF&G. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including the impact of systems faults, the failure to successfully remediate material systems of The St. Paul, the time to remediate system failures once they occur, the failure of third parties (including public utilities, agents and brokers) to properly remediate material Year 2000 problems, and unanticipated judicial interpretations of the scope of its reinsurance or the insurance coverage provided by The St. Paul's policies. The St. Paul undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2.   PROPERTIES.

Fire and Marine owns The St. Paul's corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, St. Paul, MN. These buildings are adjacent to one another and connected by skyway, and consist of approximately 1.1 million square feet of gross floor space. Fire and Marine also owns a building in Freeport, Illinois that houses a portion of its personal insurance operations, and property in Woodbury, MN where its Administrative Services Building and off-site computer processing operations are located. The St. Paul also owns the former USF&G headquarters campus known as Mount Washington Center, located in Baltimore, MD. The campus currently houses offices for certain executives of The St. Paul, as well as offices for certain underwriting, legal and claim personnel. A training and development center also resides on the Mount Washington campus. The St. Paul has entered into an agreement to lease a substantial portion of one of the buildings on the campus to an outside party.

St. Paul International Insurance Company Ltd. owns a building in London, England, which houses a portion of its operations. One of the two Minet buildings in London that The St. Paul retained ownership of after the sale of Minet to Aon in 1997 was sold at the end of 1998. In March 1999, The St. Paul reached an agreement to lease the other Minet building to an outside party.

Fire and Marine and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment. A portion of the real estate investment portfolio of the former USF&G is being integrated into The St. Paul's portfolio, with the remainder being held for sale to third parties.

The St. Paul's operating subsidiaries rent or lease office space in most cities in which they operate.

Management considers the currently owned and leased office facilities of The St. Paul and its subsidiaries adequate for the current and anticipated future level of operations.

ITEM 3.   LEGAL PROCEEDINGS.

The information set forth in the "Legal Matters" section of Note 12 to the consolidated financial statements, and the "Environmental and Asbestos Claims" section of "Management's Discussion and Analysis," which are included in The St. Paul's 1998 Annual Report to Shareholders, are incorporated herein by reference.


In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC (LUI) suspended underwriting new insurance business. At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation. The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May of 1992 but has now also been placed in provisional insolvent liquidation. Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers. Minet, a former insurance brokerage subsidiary of The St. Paul, had brokered business to and from Weavers for many years. From 1973 through 1980, The St. Paul's UK-based underwriting operations, now called St. Paul International Insurance Company Ltd. (SPI), had accepted business from Weavers. A portion of that business was ceded by SPI to reinsurers. Certain of those reinsurers have challenged the validity of certain reinsurance contracts relating to the Weavers pool, of which SPI was a member, in an attempt to avoid liability under those contracts. SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts. Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers. When The St. Paul sold Minet in May 1997, it agreed to indemnify the purchaser for most of Minet's preclosing liabilities, including liabilities relating to the Weavers matter. Any proceedings relating to the Weavers matter will be vigorously contested by The St. Paul and it recognizes that the final outcome of these proceedings, if adverse to The St. Paul, may materially impact the results of operations in the period in which that outcome occurs, but believes it will not have a materially adverse effect on its liquidity or overall financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine, St. Paul International Underwriting or St. Paul Re. There are no family relationships between any of The St. Paul's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. The officers listed in the chart below, except Thomas A. Bradley, Michael J. Conroy, James E. Gustafson, James Hom, Stephen W. Lilienthal, Paul J. Liska, John A. MacColl and David R. Nachbar, have held positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years.

Messrs. Thomas A. Bradley, Stephen W. Lilienthal and John A. MacColl held positions and were employees of USF&G Corporation or one of its subsidiaries for five or more years prior to its merger with The St. Paul. in April of 1998. James E. Gustafson joined the company on Jan. 30, 1999. He had been an employee of General Re Corporation since 1969 where he held various executive positions until being named President and Chief Operating Officer of General Re Corporation in 1995. Paul J. Liska joined The St. Paul in January of 1997. For three years prior to that date, Mr. Liska held various management positions with Specialty Foods Corporation, including the position of president and chief executive officer from January 1996 to January 1997.

Michael J. Conroy joined The St. Paul in August of 1994. For five years prior to that date, Mr. Conroy held various manager positions with The Home Insurance Company, including executive vice president and chief administrative officer. James Hom joined The St. Paul in October of 1994. Prior to that, Mr. Hom served as vice president-corporate claims and project management for The Home Insurance Company. David R. Nachbar joined The St. Paul in August 1998. For two years prior to that date, Mr. Nachbar was employed as vice president, human resources and chief of staff-Asia for Citibank. From 1995 - 1996 he was the area human resources director for Frito-Lay, a PepsiCo unit. From 1989 through 1995, Mr. Nachbar was employed in various capacities in the human resources area by the Pizza Hut division of PepsiCo.


                                                                         TERM OF OFFICE AND PERIOD OF
           NAME            AGE          POSITIONS PRESENTLY HELD                    SERVICE
           ----            ---          ------------------------         ----------------------------
Douglas W. Leatherdale      62      Chairman and Chief Executive        Serving at the pleasure of the
                                    Officer                             Board from 5-90
                                    (The St. Paul Companies, Inc.)

James E. Gustafson          52      President and Chief Operating       Serving at the pleasure of the
                                    Officer                             Board from 1-99
                                    (The St. Paul Companies, Inc.)

Paul J. Liska               43      Executive Vice President and        Serving at the pleasure of the
                                    Chief Financial Officer             Board from 1-97
                                    (The St. Paul Companies, Inc.)

James F. Duffy              55      Chairman, President and Chief       Serving at the pleasure of the
                                    Executive Officer (St. Paul Re)     Board from 9-93



                                                                        TERM OF OFFICE AND PERIOD OF
          NAME             AGE          POSITIONS PRESENTLY HELD                    SERVICE
           ----            ---          ------------------------         ----------------------------
John A. MacColl             50      Executive Vice President -          Serving at the pleasure of the
                                    Baltimore Operations                Board from 5-98
                                    (The St. Paul Companies, Inc.)

Mark L. Pabst               52      President and Chief Operating       Serving at the pleasure of the
                                    Officer (St. Paul International)    Board from 2-95

Michael J. Conroy           57      Executive Vice President and        Serving at the pleasure of the
                                    Chief Administrative Officer        Board from 8-95
                                    (Fire and Marine )

Stephen W. Lilienthal       49      Executive Vice President (Fire      Serving at the pleasure of the
                                    and Marine)                         Board from 4-98

Joseph B. Nardi             54      Executive Vice President &          Serving at the pleasure of the
                                    President - Specialty Commercial    Board from 2-98
                                    (Fire and Marine)

Bruce A. Backberg           50      Senior Vice President and Chief     Serving at the pleasure of the
                                    Legal Counsel                       Board from 11-97
                                    (The St. Paul Companies, Inc.)

James L. Boudreau           63      Senior Vice President - Corporate   Serving at the pleasure of the
                                    Finance                             Board from 3-98
                                    (The St. Paul Companies, Inc.)

Thomas A. Bradley           41      Senior Vice President and           Serving at the pleasure of the
                                    Corporate Controller                Board from 5-98
                                    (The St. Paul Companies, Inc.)

Karen L. Himle              43      Senior Vice President - Corporate   Serving at the pleasure of the
                                    Affairs                             Board from 11-97
                                    (The St. Paul Companies, Inc.)

James Hom                   43      Senior Vice President - Strategic   Serving at the pleasure of the
                                    Planning and Development            Board from 10-94
                                    (The St. Paul Companies, Inc.)

David R. Nachbar            36      Senior Vice President - Human       Serving at the pleasure of the
                                    Resources                           Board from 8-98
                                    (The St. Paul Companies, Inc.)

Sandra Ulsaker Wiese        39      Senior Corporate Counsel and        Serving at the pleasure of the
                                    Corporate Secretary                 Board from 2-98
                                    (The St. Paul Companies, Inc.)


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.

The St. Paul's common stock is traded on the New York Stock Exchange, where it is assigned the symbol SPC. The stock is also listed on the London Stock Exchange under the symbol SPA. The number of holders of record, including individual owners, of The St. Paul's common stock was 24,179 as of March 1, 1999.

The "Stock Trading" and "Stock Price and Dividend Rate" portions of the "Shareholder Information" section of The St. Paul's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

The "Six-Year Summary of Selected Financial Data" included in The St. Paul's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The "Management's Discussion and Analysis" included in The St. Paul's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The "Exposures to Market Risk" section in The St. Paul's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The "Management's Responsibility for Financial Statements," "Independent Auditors' Report," Consolidated Balance Sheets, Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows, and Notes to Consolidated Financial Statements included in The St. Paul's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The "Election of Directors - Nominees for Directors" section, which provides information regarding The St. Paul's directors, on pages 4 to 6 of The St. Paul's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999, is incorporated herein by reference. James E. Gustafson, 52, elected President and Chief Operating Officer of The St. Paul Companies, Inc. by the board of directors in January of 1999, is standing for election by shareholders for the first time at the 1999 Annual Meeting of Shareholders. Norman P. Blake, Jr., 57, is currently a director of The St. Paul, but is not standing for re-election at the 1999 Annual Meeting of Shareholders. Information regarding The St. Paul's executive officers is included in Part I of this report.

The "Section 16(a) Beneficial Ownership Reporting Compliance" section on page 40 of The St. Paul's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The "Executive Compensation" section on pages 22 to 35 and the "Election of Directors - Board of Directors Compensation" section on pages 7 to 10 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

The "Security Ownership of Certain Beneficial Owners and Management" section on pages 37 to 39 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The "Indebtedness of Management" section on page 36 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K.

(a) Filed documents. The following documents are filed as part of this report:

    1.       Financial Statements.
             Incorporated by reference into Part II of this report:

               The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Income - Years Ended
                 December 31, 1998, 1997 and 1996
               Consolidated Statements of Comprehensive Income -
                 Years Ended December 31, 1998, 1997 and 1996
               Consolidated Balance Sheets - December 31, 1998
                 and 1997
               Consolidated Statements of Shareholders'
                 Equity - Years Ended December 31, 1998, 1997 and 1996
               Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

               The foregoing documents are incorporated by reference to The
                        St. Paul's 1998 Annual Report to Shareholders.

    2.       Financial Statement Schedules.
             The St. Paul Companies, Inc. and Subsidiaries:

                   Independent Auditors' Report on Financial Statement Schedules
             I.    Summary of Investments - Other than Investments in Related
                   Parties
             II.   Condensed Financial Information of Registrant
             III.  Supplementary Insurance Information
             IV.   Reinsurance
             V.    Valuation and Qualifying Accounts
             VII. Predecessor Auditors' Reports on Consolidated Financial Statements and Financial Statement Schedules


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

              (3) (a) The current articles of incorporation of The St. Paul are filed herewith.

                  (b) The current bylaws of The St. Paul are incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1994.

              (4) (a) A specimen certificate of The St. Paul's common stock is filed herewith.

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

              (10)(a) The Employment Agreement between The St. Paul and Mr.
                      James E. Gustafson dated as of January 6, 1999 is filed herewith.

                  (b) The Restricted Stock Award Plan, as amended, is filed
                      herewith.

                  (c) The 1988 Stock Option Plan as in effect for options
                      granted prior to June 1994, as amended, is filed herewith.

                  (d) The Non-Employee Director Stock Retainer Plan is filed herewith.

                  (e) The Amended and Restated Special Severance Policy is
                      filed herewith.

                  (f) The Confidential Separation Agreement between The St. Paul and Mr. Patrick A. Thiele dated as of September 1, 1998 is filed herewith.

                  (g) The Annual Incentive Plan is incorporated by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999.

                  (h) The Amended and Restated 1994 Stock Incentive Plan is
                      incorporated by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999.

                  (i) The Deferred Management Incentive Awards Plan is
                      incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (j) The Directors' Deferred Compensation Plan is incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (k) The Relocation Loan Payback Agreement with Mr. James F.
                      Duffy is incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (l) The Benefit Equalization Plan - 1995 Revision is
                      incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (m) First Amendment to Benefit Equalization Plan - 1995
                      Revision is incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (n) Executive Post-Retirement Life Insurance Plan - Summary
                      Plan Description is incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (o) Executive Long-Term Disability Plan - Summary Plan
                      Description is incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (p) Letter Agreement dated Jan. 18, 1998 among The St. Paul,
                      USF&G Corporation, SP Merger Corporation and Mr. Norman P. Blake, Jr. pertaining to Mr. Blake's duties with The St. Paul subsequent to the consummation of the proposed merger of The St. Paul and USF&G Corporation is incorporated by reference to Form 10-K for the year ended December 31, 1997.

                  (q) The St. Paul Re Long-Term Incentive Plan is incorporated by reference to the Form S-8 Registration Statement filed March 17, 1998 (Commission File No. 333-48121).

                  (r) Letter Agreement between The St. Paul and Mr. Paul J.
                      Liska relating to the terms of his employment is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

                  (s) Letter Agreement between The St. Paul and Mr. Paul J.
                      Liska relating to severance benefits is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

                  (t) The Special Leveraged Stock Purchase Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

                  (u) Amendment to Deferred Stock Agreement with Mr. Mark L.
                      Pabst is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

                  (v) The Deferred Stock Grant Agreement with Mr. Mark L. Pabst is incorporated by reference to the Form 10-K for the year ended December 31, 1995.

                  (w) The Directors' Charitable Award Program is incorporated by reference to the Form 10-K for the year ended December 31, 1994.

                  (x) The Long-Term Incentive Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1994.

                  (y) The summary description of the Outside Directors'
                      Retirement Plan is incorporated by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 4, 1999.


              (11) A statement regarding the computation of per share earnings is filed herewith.

              (12) A statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

              (13) The St. Paul's 1998 Annual Report to Shareholders is
                  furnished to the Commission in paper format pursuant to Rule 14a-3(c). The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:


                                                                         Location of
                                                                         Information
                 Portions of Annual Report for the Year Ended          Incorporated by
                               December 31, 1998                          Reference
              ----------------------------------------------------    ------------------
              Consolidated Financial Statements                         Item 8
              Notes to Consolidated Financial Statements                Item 1, 8
              Independent Auditors' Report                              Item 8
              Management's Discussion and Analysis                      Item 1, 3, 7
              Six-Year Summary of Selected Financial Data               Item 6
              Shareholder Information                                   Item 5



              (21) List of subsidiaries of The St. Paul Companies, Inc. is filed herewith.

              (23) Consents of independent auditors to incorporation by
                  reference of certain reports into Registration Statements on Form S-8 (SEC File No. 33-15392, No. 33-23446, No. 33-23948,
                  No. 33-24220, No. 33-24575, No. 33-26923, No. 33-49273, No.
                  33-56987, No. 333-01065, No. 333-22329, No. 333-25203, No.
                  333-28915, No. 333-48121, No. 333-50935, No. 333-50937, No.
                  333-50941, No. 333-50943 and No. 333-67983) and Form S-3 (SEC
                  File No. 33-33931, No. 33-50115, No. 33-58491, No. 333- 06465
                  and No. 333-67139) are filed herewith.

              (24) Power of attorney is filed herewith.

              (27) Financial data schedule is filed herewith.

(b)      Reports on Form 8-K.

              A Form 8-K Current Report dated October 12, 1998 was filed relating to the announcement of the anticipated impact of catastrophe losses on The St. Paul's third quarter 1998 financial results, and the anticipated impact of adverse market conditions in the general commercial property/casualty marketplace on The St. Paul's third and fourth quarter 1998 financial results.

              A Form 8-K Current Report dated November 3, 1998 was filed relating to the announcement of The St. Paul's financial results for the quarter ended Sept. 30, 1998.

              A Form 8-K Current Report dated January 6, 1999 was filed relating to the election of James E. Gustafson as president and chief operating officer of The St. Paul.

              A Form 8-K Current Report dated January 29, 1999 was filed relating to the announcement of The St. Paul's financial results for the year ended Dec. 31, 1998.

              A Form 8-K Current Report dated March 4, 1999 was filed relating to the announcement of The St. Paul's revised financial results for the year ended Dec. 31, 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            THE ST. PAUL COMPANIES, INC.
                                            ----------------------------
                                                (Registrant)

Date:  March 31, 1999                   By  /s/ Sandra Ulsaker Wiese
       --------------                       ------------------------
                                            Sandra Ulsaker Wiese
                                            Senior Corporate Counsel and
                                            Corporate Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.


Date:  March 31, 1999                   By  /s/ Douglas W. Leatherdale
       --------------                       --------------------------
                                            Douglas W. Leatherdale,
                                            Director, Chairman of the
                                            Board and Chief Executive Officer

Date:  March 31, 1999                   By  /s/ James E. Gustafson
       --------------                       ----------------------
                                            James E. Gustafson,
                                            Director, President and Chief
                                            Operating Officer

Date:  March 31, 1999                   By  /s/ Paul J. Liska
       --------------                       -----------------
                                            Paul J. Liska,
                                            Executive Vice President and Chief
                                            Financial Officer

Date:  March 31, 1999                   By  /s/ Thomas A. Bradley
       --------------                       ---------------------
                                            Thomas A. Bradley,
                                            Senior Vice President and Chief
                                            Accounting Officer

Date:  March 31, 1999                   By  /s/ H. Furlong Baldwin
       --------------                       ----------------------
                                            H. Furlong Baldwin*, Director

Date:  March 31, 1999                   By  /s/ Norman P. Blake, Jr.
       --------------                       ------------------------
                                            Norman P. Blake, Jr.*, Director

Date:  March 31, 1999                   By  /s/ Michael R. Bonsignore
       --------------                       -------------------------
                                            Michael R. Bonsignore*, Director

Date:  March 31, 1999                   By  /s/ John H. Dasburg
       --------------                       -------------------
                                            John H. Dasburg*, Director

Date:  March 31, 1999                   By  /s/ W. John Driscoll
       --------------                       --------------------
                                            W. John Driscoll*, Director

Date:  March 31, 1999                   By  /s/ Kenneth M. Duberstein
       --------------                       -------------------------
                                            Kenneth M. Duberstein*, Director

Date:  March 31, 1999                   By  /s/ Pierson M. Grieve
       --------------                       ---------------------
                                            Pierson M. Grieve*, Director

Date:  March 31, 1999                   By  /s/ Thomas R. Hodgson
       --------------                       ---------------------
                                            Thomas R. Hodgson*, Director

Date:  March 31, 1999                   By  /s/ David G. John
       --------------                       -----------------
                                            David G. John*, Director

Date:  March 31, 1999                   By  /s/ William H. Kling
       --------------                       --------------------
                                            William H. Kling*, Director

Date:  March 31, 1999                   By  /s/ Bruce K. MacLaury
       --------------                       ---------------------
                                            Bruce K. MacLaury*, Director

Date:  March 31, 1999                   By  /s/ Glen D. Nelson, M.D.
       --------------                       ------------------------
                                            Glen D. Nelson, M.D.*, Director

Date:  March 31, 1999                   By  /s/ Anita M. Pampusch
       --------------                       ---------------------
                                            Anita M. Pampusch*, Director

Date:  March 31, 1999                   By  /s/ Gordon M. Sprenger
       --------------                       ----------------------
                                            Gordon M. Sprenger*, Director

Date:  March 31, 1999                  *By  /s/ Sandra Ulsaker Wiese
       --------------                       ------------------------
                                            Sandra Ulsaker Wiese,
                                            Attorney-in-fact

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of March 2, 1999, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related financial statement schedules I through V, as listed in the index in Item 14(a)2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

The consolidated financial statements and financial statement schedules as of December 31, 1997 and for each of the years in the two-year period then ended have been restated to reflect the pooling of interests with USF&G Corporation. We did not audit the consolidated financial statements or financial statement schedules of USF&G Corporation as of December 31, 1997 or for either of the years in the two-year period ended December 31, 1997, which statements reflect total assets constituting 43 percent as of December 31, 1997 and total revenues constituting 35 percent and 38 percent for the years ended December 31, 1997 and 1996, respectively, of the related consolidated totals. Those statements and financial statement schedules were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for USF&G Corporation, as of December 31, 1997 and for each of the years in the two-year period then ended, is based solely on the reports of the other auditors.

In our opinion, based on our audits and the reports of the other auditors, such financial statement schedules I through V, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Minneapolis, Minnesota                             /s/ KPMG Peat Marwick LLP
March 2, 1999                                      -------------------------
                                                       KPMG Peat Marwick LLP

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1998
                                 (In thousands)

                                                                                                1998
                                                                         ---------------------------------------------------------
                                                                                                                     Amount at
                                                                                                                    which shown
                                                                                                                      in the
                                                                          Cost*                 Value*             balance sheet
                                                                        ------------          ----------           -------------
Type of investment:
FIXED MATURITIES:
United States Government and
    government agencies and
    authorities                                                         $  2,672,630            $2,881,094           $ 2,881,094
States, municipalities and
    political subdivisions                                                 6,113,669             6,558,821             6,558,821
Foreign governments                                                          909,353               978,216               978,216
Corporate securities                                                       6,747,847             7,096,370             7,096,370
Asset-backed securities                                                      661,259               684,440               684,440
Mortgage-backed securities                                                 2,791,677             2,857,318             2,857,318
                                                                          ----------            ----------            ----------

       Total fixed maturities                                             19,896,435            21,056,259            21,056,259
                                                                          ----------            ----------            ----------

EQUITY SECURITIES:

Common stocks:
Public utilities                                                              57,341                86,100                86,100
Banks, trusts and insurance
  companies                                                                  104,951               122,705               122,705
Industrial, miscellaneous and
  all other                                                                  779,431             1,049,704             1,049,704
                                                                          ----------            ----------            ----------
       Total equity securities                                               941,723             1,258,509             1,258,509
                                                                          ----------            ----------            ----------

Venture capital                                                              389,225               571,340               571,340
                                                                             -------           -----------               -------

Real estate and mortgage loans                                             1,519,227**                                 1,507,448
Securities lending collateral                                              1,368,322                                   1,368,322
Other investments                                                            371,526                                     371,526
Short-term investments                                                       982,488                                     982,488
                                                                          ----------                                  ----------

       Total investments                                                 $25,468,946                                 $27,115,892
                                                                         -----------                                 -----------
                                                                         -----------                                 -----------


* See Notes 1, 4, 5 and 6 to the consolidated financial statements included in The St. Paul's 1998 Annual Report to Shareholders.

** The cost of real estate represents the cost of properties before valuation provisions. (See Schedule V on page 35).

                   THE ST. PAUL COMPANIES, INC. (Parent Only)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED BALANCE SHEET INFORMATION
                           December 31, 1998 and 1997
                                 (In thousands)

Assets:                                                                                        1998                   1997
                                                                                           ----------               ----------

Investment in subsidiaries                                                                 $7,207,450               $7,078,111
Investments:
   Fixed maturities                                                                           124,640                  159,957
   Equity securities                                                                           70,332                   52,834
   Short-term investments                                                                      11,832                   11,472
Cash                                                                                            8,796                     -
Deferred income taxes                                                                         359,463                  455,445
Other assets                                                                                  599,445                  257,925
                                                                                           ----------                ---------

            Total assets                                                                   $8,381,958               $8,015,744
                                                                                           ----------               ----------
                                                                                           ----------               ----------

Liabilities:

Debt                                                                                       $1,406,339               $1,091,995
Dividends payable to shareholders                                                              58,320                   39,305
Other liabilities                                                                             280,912                  276,276
                                                                                           ----------               ----------

            Total liabilities                                                               1,745,571                1,407,576
                                                                                           ----------               ----------

Shareholders' Equity:
   Preferred:
      Convertible preferred stock                                                             134,181                  137,892
      Guaranteed obligation - PSOP                                                           (118,605)                (121,167)
                                                                                           ----------               ----------

            Total preferred shareholders' equity                                               15,576                   16,725
                                                                                           ----------               ----------

   Common:
      Common stock, authorized 480,000 shares;
         issued 233,750 shares (233,130 in 1997)                                            2,127,671                2,057,108
      Retained earnings                                                                     3,480,057                3,720,140
      Guaranteed obligation - ESOP                                                                  -                   (8,453)
      Accumulated other comprehensive income:
         Unrealized appreciation of investments                                             1,027,390                  845,811
         Unrealized loss on foreign currency translation                                      (14,307)                 (23,163)
                                                                                           ----------               ----------

            Total accumulated other comprehensive income                                    1,013,083                  822,648
                                                                                           ----------               ----------

            Total common shareholders' equity                                               6,620,811                6,591,443
                                                                                           ----------               ----------

            Total shareholders' equity                                                      6,636,387                6,608,168
                                                                                           ----------               ----------

            Total liabilities and shareholders' equity                                     $8,381,958               $8,015,744
                                                                                           ----------               ----------
                                                                                           ----------               ----------



See accompanying notes to condensed financial information.

                   THE ST. PAUL COMPANIES, INC. (Parent Only)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED STATEMENT OF INCOME INFORMATION
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                         1998                  1997                  1996
                                                                        --------              --------              --------
Revenues:
   Net investment income                                              $   17,693           $   17,472            $   12,695
   Realized investment gains                                               6,478                7,211                 8,810
                                                                        --------              --------              --------

      Total revenues                                                      24,171               24,683                21,505
                                                                        --------              --------              --------

Expenses:
   Interest expense                                                       66,784               66,726                64,731
   Administrative and other                                               66,479               52,160                39,906
                                                                        --------              --------              --------

      Total expenses                                                     133,263              118,886               104,637
                                                                        --------              --------              --------

      Loss before
         income tax benefit                                             (109,092)             (94,203)              (83,132)
Income tax benefit                                                       (79,799)            (113,366)              (46,462)
                                                                        --------              --------              --------

      Net income (loss) from continuing
         operations- parent only                                         (29,293)              19,163               (36,670)

Provision for loss on disposal of
   discontinued operations                                                     -              (67,750)              (88,543)
                                                                        --------              --------              --------

      Net loss - parent only                                             (29,293)             (48,587)             (125,213)

Equity in net income
   of subsidiaries                                                       118,641              977,879               857,915
                                                                        --------              --------              --------

      Consolidated net income                                          $  89,348             $929,292              $732,702
                                                                       ---------             --------              --------
                                                                       ---------             --------              --------


See accompanying notes to condensed financial information.

                   THE ST. PAUL COMPANIES, INC. (Parent Only)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                                                                  1998                1997               1996
                                                                               ---------          ---------           ---------
Operating Activities:
   Net loss                                                                    $ (29,293)          $ (48,587)          $(125,213)
   Cash dividends from subsidiaries                                              223,228             216,301             200,648
   Tax payments from subsidiaries                                                 71,445             166,423              93,928
   Federal tax refund from carryback claim                                        81,403                 -                   -
   Federal income tax payments                                                   (27,437)            (61,000)            (70,000)
   Adjustments to reconcile net (loss)
    to net cash provided by
    operating activities:
      Deferred tax benefit -operations                                           (78,062)            (59,779)            (21,891)
      Realized investment gains                                                   (6,478)             (7,211)             (8,810)
      Provision for loss on discontinued operations                                    -              67,750              88,543
      Other                                                                       (3,901)            (19,458)             (3,951)
                                                                               ---------           ---------           ---------

      Cash provided by operating activities                                      230,905             254,439             153,254
                                                                               ---------           ---------           ---------

Investing Activities:
   Purchases of investments                                                      (46,617)            (55,756)           (104,322)
   Proceeds from sales and maturities
      of investments                                                              80,714              75,674             109,958
   Capital contributions and loans
      to subsidiaries                                                           (178,112)           (107,120)            (55,922)
   Discontinued operations                                                       (20,218)            (54,018)                  -
   Other                                                                          10,417              (3,221)               (268)
                                                                               ---------           ---------           ---------

      Cash used in
         investing activities                                                   (153,816)           (144,441)            (50,554)
                                                                               ---------           ---------           ---------

Financing Activities:
   Dividends paid to shareholders                                               (210,318)           (165,809)           (155,268)
   Proceeds from issuance of debt                                                239,041             117,572              53,000
   Repayment of debt                                                             (25,000)           (100,000)            (17,711)
   Repurchase of common shares                                                  (135,088)            (26,503)            (74,217)
   Proceeds from Nuveen stock repurchase                                               -              41,069              73,966
   Stock options exercised and other                                              63,072              23,673              17,530
                                                                               ---------           ---------           ---------

      Cash used in financing activities                                          (68,293)           (109,998)           (102,700)
                                                                               ---------           ---------           ---------

Change in cash                                                                     8,796                   -                   -
Cash at beginning of year                                                              -                   -                   -
                                                                               ---------           ---------           ---------

      Cash at end of year                                                 $        8,796      $            -     $             -
                                                                               ---------           ---------           ---------
                                                                               ---------           ---------           ---------


See accompanying notes to condensed financial information.

                   THE ST. PAUL COMPANIES, INC. (Parent Only)

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL INFORMATION



1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in The St. Paul's 1998 Annual Report to Shareholders. The Annual Report includes The St. Paul's Consolidated Statements of Shareholders' Equity and Comprehensive Income.

     Some data in the accompanying condensed financial information for the years 1997 and 1996 were reclassified to conform with the 1998 presentation.


2.   Debt consists of the following (in thousands):


                                                                                      December 31,
                                                                           -------------------------------
                                                                             1998                  1997
                                                                           ---------             ---------

     Medium-term notes                                                   $   636,913           $   511,920
     Convertible subordinated debentures (1)                                 262,026               262,026
     Commercial paper                                                        257,461               168,429
     Guaranteed PSOP debt (1)                                                118,606               121,167
     Zero coupon convertible notes                                           111,333                     -
     Intercompany loan (1)                                                    20,000                20,000
     Guaranteed ESOP debt (1)                                                      -                 5,673
     Guaranteed ESOP debt                                                          -                 2,780
                                                                          ----------          ------------

        Total debt                                                        $1,406,339            $1,091,995
                                                                          ----------            ----------
                                                                          ----------            ----------



     (1)  Eliminated in consolidation.

     See Note 9 to the consolidated financial statements included in the 1998 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 1998.

     The amount of debt, other than debt eliminated in consolidation, that becomes due during each of the next five years (including the debt discussed in Note 3 below) is as follows: 1999, $277.5 million; 2000, none; 2001, $195.2; 2002, $48.7 million; and 2003, $67.3 million.

3. Subsequent Event: The St. Paul Companies, Inc. merged with USF&G Corporation on April 24, 1998 in a business combination accounted for as a pooling of interests. (See Note 2, "Merger with USF&G Corporation," to the consolidated financial statements included in The St. Paul's 1998 Annual Report to Shareholders). Effective Jan. 1, 1999, the former holding company for USF&G Corporation was merged into St. Paul Fire and Marine Insurance Company, and the holding company was dissolved. Prior to that merger, the debt obligations of USF&G's holding company were assumed by The St. Paul Companies, Inc. As a result, The St. Paul Companies, Inc. parent-only financial statements in 1999 will include $150 million of 8-3/8% Senior Notes and $80 million of 7-1/8% Senior Notes assumed from the former USF&G holding company.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)


                                                                                       At December 31,
                                                         ---------------------------------------------------------------------------
                                                                               Gross loss,
                                                          Deferred                loss                                 Other policy
                                                           policy              adjustment              Gross            claims and
                                                         acquisition      expense reserves and       unearned            benefits
                                                          expenses           policy benefits*        premiums*            payable
                                                          ----------      --------------------       --------          ------------
1998
----
Property-Liability Insurance:
   Commercial Lines                                          $338,644          $ 8,964,612          $  1,169,361                 -
   Specialty Commercial                                       122,802            3,659,826               886,353                 -
   Personal Insurance                                         111,553            1,077,105               596,699                 -
                                                           ----------           -----------           -----------        ---------

      Total U. S. Underwriting                                572,999           13,701,543             2,652,413                 -
   International                                               19,630            1,280,316               162,850                 -
                                                           ----------           -----------           -----------        ---------

      Total Primary Underwriting                              592,629           14,981,859             2,815,263                 -
   Reinsurance                                                 84,436            3,476,062               450,499                 -
                                                           ----------           -----------           -----------        ---------

      Property-Liability                                      677,065           18,457,921             3,265,762                 -

   Life Insurance                                             201,107            4,142,277                     -           $76,242
                                                           ----------           -----------           -----------        ---------

      Total                                                  $878,172          $22,600,198            $3,265,762           $76,242
                                                           ----------           -----------           -----------        ---------
                                                           ----------           -----------           -----------        ---------
1997
----
Property-Liability Insurance:
   Commercial Lines                                          $343,862          $ 8,040,145           $ 1,377,740                 -
   Specialty Commercial                                       119,714            3,537,850               910,383                 -
   Personal Insurance                                         117,643              944,176               550,166                 -
                                                           ----------           -----------           -----------        ---------

      Total U. S. Underwriting                                581,219           12,522,171             2,838,289                 -
   International                                               20,715            1,227,370               154,181                 -
                                                           ----------           -----------           -----------        ---------

      Total Primary Underwriting                              601,934           13,749,541             2,992,470                 -
   Reinsurance                                                 83,123            3,231,588               418,673                 -
   Reinsurance Recoverables                                         -            1,171,951               117,091                 -
                                                           ----------           -----------           -----------        ---------

      Property-Liability                                      685,057           18,153,080             3,528,234                 -

   Life Insurance                                             187,403            3,816,050                     -           $61,370
                                                           ----------           -----------           -----------        ---------

      Total                                                  $872,460          $21,969,130            $3,528,234           $61,370
                                                           ----------           -----------           -----------        ---------
                                                           ----------           -----------           -----------        ---------

* 1997 segment data included for the former USF&G Corporation in these columns is presented net of reinsurance, because such data on a gross basis by segment is unavailable. As a result, reinsurance recoverables relating to the former USF&G Corporation are included, separately, to present The St. Paul's consolidated loss and loss adjustment reserves and unearned premium reserve in total on a gross basis.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)

                                                                    Insurance
                                                                     losses,        Amortization
                                                     Net              loss            of policy            Other
                              Premiums          investment   adjustment expenses    acquisition         operating       Premiums
1998                           earned             income     and policy benefits     expenses           expenses         written
-------                      ------------        ---------   -------------------    -------------        ---------      ----------
  Property-Liability
    Insurance:
    Commercial Lines            $2,614,645                 -       $ 2,312,273         $755,194        $  249,262        2,492,483
    Specialty Commercial         1,446,937                 -         1,176,182          288,983           104,158        1,348,278
    Personal Insurance           1,392,325                 -         1,153,352          299,641           123,023        1,418,230
                                ----------        ----------       -----------         --------         ---------        ----------

      Total U. S.
        Underwriting             5,453,907                 -         4,641,807        1,343,818           476,443        5,258,991
    International                  333,186                 -           277,304           68,627            56,698          377,948
                                ----------        ----------       -----------         --------         ---------        ----------

      Total Primary
        Underwriting             5,787,093                 -         4,919,111        1,412,445           533,141        5,636,939
    Reinsurance                  1,038,687                 -           684,450          225,692           121,809        1,056,229
  Net investment income                  -        $1,306,828                 -                -                 -                -
Other                                    -                 -                 -                -           352,035                -
                                ----------        ----------       -----------         --------         ---------        ----------

      Property-Liability         6,825,780         1,306,828         5,603,561        1,638,137         1,006,985        6,693,168
Life Insurance                     118,795           275,741           272,756           15,476            84,105                -
                                ----------        ----------       -----------         --------         ---------        ----------

      Total                     $6,944,575        $1,582,569        $5,876,317       $1,653,613        $1,091,090       $6,693,168
                                ----------        ----------       -----------         --------         ---------        ----------
                                ----------        ----------       -----------         --------         ---------        ----------
1997
-------

  Property-Liability
    Insurance:
    Commercial Lines            $2,912,393                 -       $ 1,987,597         $798,116        $  304,182       $2,788,018
    Specialty Commercial         1,441,835                 -         1,012,387          256,402           103,791        1,400,565
    Personal Insurance           1,302,110                 -         1,022,212          273,355           117,136        1,250,068
                                ----------        ----------       -----------         --------         ---------        ----------

      Total U. S.
        Underwriting             5,656,338                 -         4,022,196        1,327,873           525,109        5,438,651
  International                    277,778                 -           231,912           49,989            46,357          293,641
                                ----------        ----------       -----------         --------         ---------        ----------

      Total Primary
        Underwriting             5,934,116                 -         4,254,108        1,377,862           571,466        5,732,292
Reinsurance                      1,226,913                 -           839,413          318,715            76,742        1,200,245
Net investment income                    -        $1,323,967                 -                -                 -                -
Other                                    -                 -                 -                -           116,170                -
                                ----------        ----------       -----------         --------         ---------        ----------

      Property-Liability         7,161,029         1,323,967         5,093,521        1,696,577           764,378        6,932,537
Life Insurance                     137,071           252,572           276,848           12,462            36,515                -
                                ----------        ----------       -----------         --------         ---------        ----------

      Total                     $7,298,100        $1,576,539        $5,370,369       $1,709,039          $800,893       $6,932,537
                                ----------        ----------       -----------         --------         ---------        ----------
                                ----------        ----------       -----------         --------         ---------        ----------
1996
----
  Property-Liability
    Insurance:
    Commercial Lines            $2,775,349                 -       $ 1,910,057         $730,695        $  342,239       $2,709,758
    Specialty Commercial         1,416,577                 -           944,705          296,857            43,507        1,418,350
    Personal Insurance           1,335,451                 -         1,225,196          313,435           132,324        1,351,289
                                ----------        ----------       -----------         --------         ---------        ----------

      Total U. S.
        Underwriting             5,527,377                 -         4,079,958        1,340,987           518,070        5,479,397
  International                    269,266                 -           197,249           47,308            46,360          268,762
                                ----------        ----------       -----------         --------         ---------        ----------

      Total Primary
        Underwriting             5,796,643                 -         4,277,207        1,388,295           564,430        5,748,159
Reinsurance                      1,237,467                 -           876,358          286,023            59,398        1,286,324
Net investment income                    -        $1,236,013                 -                -                 -                -
Other                                    -                 -                 -                -           131,761                -
                                ----------        ----------       -----------         --------         ---------        ----------

      Property-Liability         7,034,110         1,236,013         5,153,565        1,674,318           755,589        7,034,483
Life Insurance                     144,572           269,243           312,737            8,470            43,257                -
                                ----------        ----------       -----------         --------         ---------        ----------

      Total                     $7,178,682        $1,505,256        $5,466,302       $1,682,788          $798,846       $7,034,483
                                ----------        ----------       -----------         --------         ---------        ----------
                                ----------        ----------       -----------         --------         ---------        ----------


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE
                  Years Ended December 31, 1998, 1997 and 1996

                                 (In thousands)


                                                                                                                    Percentage
                                                          Ceded to             Assumed                               of amount
                                        Gross               other            from other               Net           assumed to
                                       amount             companies           companies             amount              net
                                       ------             ---------           ---------             ------          ----------
1998
----
Life insurance in force                 $ 10,637,329           $2,304,635            $ 136,426         $8,469,120           1.6%
                                        ------------           ----------            ---------         ----------         ------
                                        ------------           ----------            ---------         ----------         ------
Premiums earned:
  Life insurance                             130,869               13,492                1,418            118,795          1.2%
  Property-liability                       6,311,124              874,610            1,389,266          6,825,780         20.4%
                                        ------------           ----------            ---------         ----------

      Total premiums                      $6,441,993             $888,102           $1,390,684         $6,944,575         20.0%
                                        ------------           ----------            ---------         ----------         ------
                                        ------------           ----------            ---------         ----------         ------
1997
----
Life insurance in force                  $10,613,288           $1,784,965             $134,410         $8,962,733           1.5%
                                        ------------           ----------            ---------         ----------         ------
                                        ------------           ----------            ---------         ----------         ------
Premiums earned:
  Life insurance                             143,153                7,607                1,525            137,071          1.1%
  Property-liability                       6,528,712              898,652            1,530,969          7,161,029         21.4%
                                        ------------           ----------            ---------         ----------

      Total premiums                      $6,671,865             $906,259           $1,532,494         $7,298,100         21.0%
                                        ------------           ----------            ---------         ----------         ------
                                        ------------           ----------            ---------         ----------         ------
1996
----
Life insurance in force                  $10,579,505           $1,219,897             $149,339         $9,508,947           1.6%
                                        ------------           ----------            ---------         ----------         ------
                                        ------------           ----------            ---------         ----------         ------
Premiums earned:
  Life insurance                             152,042                9,329                1,859            144,572          1.3%
  Property-liability                       6,347,572              897,737            1,584,275          7,034,110         22.5%
                                        ------------           ----------            ---------         ----------

      Total premiums                      $6,499,614             $907,066           $1,586,134         $7,178,682         22.1%
                                        ------------           ----------            ---------         ----------         ------
                                        ------------           ----------            ---------         ----------         ------


                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

           SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS Years Ended
                               December 31, 1998,
                                  1997 and 1996
                                 (In thousands)


                                                                    Additions
                                                        -------------------------------
                                       Balance at         Charged to         Charged to                          Balance
                                       beginning          costs and            other                            at end
Description                             of year           expenses           accounts       Deductions(1)       of year
-----------------                     -----------        ------------      ------------    -------------       ---------

1998
----
Real estate valuation
   adjustment                           $11,779                 -                -                 -           11,779
                                        -------             -----            -----             -----           ------

Allowance for uncollectible:
   Agency loans                         $ 2,321               859                -                 -            3,180
                                        -------             -----            -----             -----           ------

   Premiums receivable from
      underwriting activities           $28,593             5,241                -             7,180           26,654
                                        -------             -----            -----             -----           ------

   Reinsurance                          $29,753                 -                -             2,043           27,710
                                        -------             -----            -----             -----           ------

   Uncollectible deductibles            $18,951             7,557                -             3,571           22,937
                                        -------             -----            -----             -----           ------

1997
----
Real estate valuation
   adjustment                           $19,000             1,779                -             9,000           11,779
                                        -------             -----            -----             -----           ------

Allowance for uncollectible:
   Agency loans                         $ 2,153               168                -                 -            2,321
                                        -------             -----            -----             -----           ------

   Premiums receivable from
      underwriting activities           $25,579            10,227                -             7,213           28,593
                                        -------             -----            -----             -----           ------

   Reinsurance                          $25,681             5,784                -             1,712           29,753
                                        -------             -----            -----             -----           ------

   Uncollectible deductibles            $15,694             3,257                -                 -           18,951
                                        -------             -----            -----             -----           ------
1996
----
Real estate valuation
   adjustment                           $39,000                 -                -            20,000           19,000
                                        -------             -----            -----             -----           ------

Allowance for uncollectible:
   Agency loans                         $ 2,173                 -                -                20            2,153
                                        -------             -----            -----             -----           ------

   Premiums receivable from
      underwriting activities           $22,680             5,731                -             2,832           25,579
                                        -------             -----            -----             -----           ------

   Reinsurance                          $25,081             1,150                -               550           25,681
                                        -------             -----            -----             -----           ------

   Uncollectible deductibles            $16,000                 -                -               306           15,694
                                        -------             -----            -----             -----           ------



(1) Deductions include write-offs of amounts determined to be uncollectible, unrealized foreign exchange gains and losses and, for real estate, a reduction in the valuation allowance for properties sold during the year.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                 SCHEDULE VII - PREDECESSOR AUDITORS' REPORT ON
                        CONSOLIDATED FINANCIAL STATEMENTS



                         Report of Independent Auditors

Board of Directors
USF&G Corporation

We have audited the consolidated statement of financial position of USF&G Corporation as of December 31, 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the two-year period then ended (not presented separately herein). These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USF&G Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.


                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                          Ernst & Young LLP

Baltimore, Maryland
February 20, 1998

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                  SCHEDULE VII - PREDECESSOR AUDITORS' REPORT ON
                           FINANCIAL STATEMENT SCHEDULES


                          CONSENT OF INDEPENDENT AUDITORS



We consent to the use of our report dated February 20, 1998, with respect to the consolidated financial statements of USF&G Corporation for the year ended December 31, 1997 (not included separately herein) included as Schedule VII in The St. Paul Companies, Inc.'s Annual Report (Form 10-K) for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

Our audits also included the financial statement schedules of USF&G Corporation listed in Item 14(a) of USF&G Corporation's Annual Report (Form 10-K) for the year ended December 31, 1997 (not included separately herein). These schedules are the responsibility of management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements on Form S-8 (SEC File No. 33-15392, No. 33-23446, No. 33-23948,
No. 33-24220, No. 33-24575, No. 33-26923, No. 33-49273, No. 33-56987, No.
333-01065, No. 333-22329, No. 333-25203, No. 333-28915, No. 333-48121, No.
333-50935, No. 333-50937, No. 333-50941, No. 333-50943 and No. 333-67983),
and Form S-3 (SEC File No. 33-33931, No. 33-50115, No. 33-58491, No.
333-06465 and No. 333-67139), of The St. Paul Companies, Inc., of our report dated February 20, 1998, with respect to the consolidated financial statements and schedules of USF&G Corporation (these financial statements and schedules are not presented herein) included as Schedule VII in The St. Paul Companies, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.


                                   /s/ Ernst & Young LLP
                                   ---------------------
                                       Ernst & Young LLP

Baltimore, Maryland
March 31, 1999

                                 EXHIBIT INDEX*


Exhibit
(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession.....
    (a) Definitive Agreement and Plan of Merger among The St. Paul,
        USF&G Corporation and SP Merger  Corporation***..............................
(3) Articles of incorporation and by-laws
    (a)  Articles of Incorporation...................................................           (1)
    (b)  By-laws***..................................................................
(4) Instruments defining the rights of security holders, including indentures
    (a) Specimen Common Stock Certificate............................................           (1)
    (b) Amended and Restated Shareholder Protection Rights Agreement***..............
(9) Voting trust agreements**........................................................
(10) Material contracts
    (a) Employment Agreement between The St. Paul and Mr. James E.
        Gustafson dated as of Jan. 6, 1999...........................................           (1)
    (b) Restricted Stock Award Plan, as amended......................................           (1)
    (c) The 1988 Stock Option Plan...................................................           (1)
    (d) Non-Employee Director Stock Retainer Plan....................................           (1)
    (e) The Amended and Restated Special Severance Policy............................           (1)
    (f) The Confidential Separation Agreement between The St. Paul and Mr. Patrick
        A. Thiele dated as of Sept. 1, 1998..........................................           (1)
    (g) The Annual Incentive Plan....................................................
    (h) The Amended and Restated 1994 Stock Incentive Plan...........................
    (i) The Deferred Management Incentive Awards Plan***.............................
    (j) The Directors' Deferred Compensation Plan***.................................
    (k) Relocation Loan Payback Agreement with Mr. James F. Duffy***.................
    (l) Benefit Equalization Plan - 1995 Revision***.................................
    (m) First Amendment to Benefit Equalization Plan - 1995 Revision***..............
    (n) Executive Post-Retirement Life Insurance Plan - Summary Plan Description***..
    (o) Executive Long-Term Disability Plan - Summary Plan Description***............
    (p) Letter Agreement dated Jan. 18, 1998 among The St. Paul,
        USF&G Corporation, SP Merger Corporation and Mr.
        Norman P. Blake, Jr. pertaining to Mr. Blake's duties with
        The St. Paul subsequent to the consummation of the proposed merger of The St. Paul and USF&G Corporation***..............................
    (q) The St. Paul Re Long-Term Incentive Plan***..................................
    (r) Letter Agreement dated May 8, 1997 between The St. Paul and Mr. Paul J. Liska related to the terms of his employment***..............
    (s) Letter Agreement, agreed to January 20, 1997 between The
        St. Paul and Mr. Paul J. Liska related to severance benefits***..............
    (t) The Special Leveraged Stock Purchase Plan***.................................
    (u) Amendment to Deferred Stock Agreement with Mr. Mark L. Pabst***..............
    (v) The Deferred Stock Grant Agreement with Mr. Mark L. Pabst***.................
    (w) The Directors' Charitable Award Program***...................................
    (x) Long-Term Incentive Plan***..................................................
    (y) Outside Directors' Retirement Plan -Summary Description***...................
(11) Statements re computation of per share earnings.................................           (1)
(12) Statements re computation of ratios.............................................           (1)
(13) Annual report to security holders...............................................           (1)
(16) Letter re change in certifying accountant**.....................................
(18) Letter re change in accounting principles**.....................................
(21) Subsidiaries of The St. Paul....................................................           (1)
(22) Published report regarding matters submitted to vote
     of security holders**...........................................................
(23) Consents of experts and counsel.................................................
     (a) Consent of KPMG Peat Marwick LLP............................................           (1)
     (b) Consent of Ernst & Young LLP................................................           (1)
(24) Power of attorney...............................................................           (1)
(27) Financial data schedule.........................................................           (1)
(99) Additional exhibits**...........................................................



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

(1)  Filed herewith.