Form 10-Q
period 1999-03-31
ST PAUL COMPANIES INC /MN/
filed 1999-05-17
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----             SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 1999
                                               --------------
                                   or

      ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                            -------------  ----------

                      Commission File Number  0-3021
                                              ------

                       THE ST. PAUL COMPANIES, INC.
              ----------------------------------------------
          (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
       -------------------------           ------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                   No.)




   385 Washington St., Saint Paul, MN                   55102
  -------------------------------------              -----------
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at May 7, 1999, was 226,288,957.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income (Unaudited),
         Three Months Ended March 31, 1999 and 1998          3


     Consolidated Balance Sheets, March 31, 1999
         (Unaudited) and December 31, 1998                   4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 1999
         (Unaudited) and Twelve Months Ended                 6
         December 31, 1998


     Consolidated Statements of Comprehensive Income
         (Unaudited), Three Months Ended March 31, 1999
         and 1998                                           7


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 1999 and 1998          8


     Notes to Consolidated Financial Statements
         (Unaudited)                                         9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         20



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  33

     Signatures                                             34


EXHIBIT INDEX                                               35

                         PART I   FINANCIAL INFORMATION
                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   Unaudited
                     (In millions, except per share data)

                                                    Three Months Ended
                                                         March 31
                                                   -------------------
                                                     1999         1998
                                                   ------       ------
Revenues:
 Premiums earned                                   $1,676       $1,782
 Net investment income                                396          397
 Asset management                                      81           71
 Realized investment gains                             65           50
 Other                                                 26           24
                                                   ------       ------
  Total revenues                                    2,244        2,324
                                                   ------       ------
Expenses:
 Insurance losses and loss adjustment expenses      1,225        1,272
 Life policy benefits                                  68           60
 Policy acquisition expenses                          390          421
 Operating and administrative                         303          321
                                                   ------       ------
  Total expenses                                    1,986        2,074
                                                   ------       ------
  Income before income taxes and cumulative
       effect of accounting change                    258          250
Income tax expense                                     63           55
                                                   ------       ------
  Income before cumulative effect
       of accounting change                           195          195
Cumulative effect of accounting
   change, net of taxes                               (30)           -
                                                   ------       ------
  Net income                                         $165         $195
                                                   ======       ======
Basic earnings per common share:
 Income before cumulative effect
     of accounting change                           $0.83        $0.82
 Cumulative effect of accounting
     change, net of taxes                           (0.13)           -
                                                   ------       ------
  Net income                                        $0.70        $0.82
                                                   ======       ======
Diluted earnings per common share:
 Income before cumulative effect
     of accounting change                           $0.79        $0.77
 Cumulative effect of accounting
     change, net of taxes                           (0.12)           -
                                                   ------       ------
  Net income                                        $0.67        $0.77
                                                   ======       ======
Dividends declared on common stock                  $0.26        $0.25
                                                   ======       ======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                                  March 31,    December 31,
ASSETS                                               1999          1998
------                                            ---------    ------------
                                                 (Unaudited)
Investments:
 Fixed maturities, at estimated fair value          $21,234         $21,056
 Equities, at estimated fair value                    1,321           1,259
 Real estate and mortgage loans                       1,519           1,507
 Venture capital, at estimated fair value               623             571
 Securities lending collateral                        1,839           1,368
 Other investments                                      298             373
 Short-term investments, at cost                        839             982
                                                    -------         -------
     Total investments                               27,673          27,116
Cash                                                    148             120
Investment banking inventory securities                  44             107
Reinsurance recoverables:
 Unpaid losses                                        4,119           3,978
 Paid losses                                            198             157
Ceded unearned premiums                                 254             288
Receivables:
 Underwriting premiums                                2,102           2,152
 Interest and dividends                                 374             361
 Other                                                  266             117
Deferred policy acquisition expenses                    902             878
Deferred income taxes                                 1,264           1,193
Office properties and equipment, at cost less
 accumulated depreciation of $497 (1998; $405)          524             518
Goodwill                                                581             592
Other assets                                            774             746
                                                    -------         -------
     Total assets                                   $39,223         $38,323
                                                    =======         =======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                                   March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1999          1998
------------------------------------               ---------    ------------
                                                  (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses                $18,595         $18,458
 Future policy benefits                               4,323           4,142
 Unearned premiums                                    3,151           3,266
                                                    -------         -------
   Total insurance reserves                          26,069          25,866
Debt                                                  1,524           1,260
Payables:
 Reinsurance premiums                                   273             291
 Income taxes                                           298             221
 Accrued expenses and other                           1,154           1,238
 Securities lending                                   1,839           1,368
Other liabilities                                     1,139             940
                                                    -------         -------
   Total liabilities                                 32,296          31,184
                                                    -------         -------
Company-obligated mandatorily redeemable
 preferred capital securities of subsidiaries
 or trusts holding solely convertible
 subordinated debentures of the Company                 503             503
                                                    -------         -------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1.45 shares authorized; 0.9 shares
  outstanding in 1999 and 1998                          133             134
Guaranteed obligation - PSOP                           (114)           (119)
                                                    -------         -------
   Total preferred shareholders' equity                  19              15
                                                    -------         -------
Common:
Common stock, 480 shares authorized;
  227 shares outstanding (234 shares in 1998)         2,080           2,128
Retained earnings                                     3,422           3,480
Accumulated other comprehensive income:
 Unrealized appreciation                                919           1,027
 Unrealized loss on foreign currency translation        (16)            (14)
                                                    -------         -------
   Total accumulated other comprehensive income         903           1,013
                                                    -------         -------
   Total common shareholders' equity                  6,405           6,621
                                                    -------         -------
   Total shareholders' equity                         6,424           6,636
                                                    -------         -------
   Total liabilities, redeemable preferred
     securities and shareholders' equity            $39,223         $38,323
                                                    =======         =======

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                  Three            Twelve
                                               Months Ended    Months Ended
                                                 March 31       December 31
                                              -------------    ------------
                                                   1999            1998
                                                  -------         -------
                                                (Unaudited)
Preferred shareholders' equity:
Series B PSOP convertible preferred stock:
  Beginning of period                                  $134            $138
  Redemptions during period                              (1)             (4)
                                                    -------         -------
    End of period                                       133             134
                                                    -------         -------
Guaranteed obligation - PSOP:
  Beginning of period                                  (119)           (121)
  Principal payments                                      5               2
                                                    -------         -------
    End of period                                      (114)           (119)
                                                    -------         -------
    Total preferred shareholders' equity                 19              15
                                                    -------         -------
Common shareholders' equity:
Common stock:
  Beginning of period                                 2,128           2,057
  Stock issued under stock incentive plans               15              70
  Stock issued for preferred shares redeemed              2               8
  Reacquired common shares                              (65)            (35)
  Other                                                   -              28
                                                    -------         -------
    End of period                                     2,080           2,128
                                                    -------         -------
Retained earnings:
  Beginning of period                                 3,480           3,720
  Net income                                            165              89
  Dividends declared on common stock                    (59)           (223)
  Dividends declared on preferred stock, net of taxes    (2)             (9)
  Reacquired common shares                             (164)           (100)
  Tax benefit on employee options and awards              3               7
  Premium on preferred shares redeemed                   (1)             (4)
                                                    -------         -------
    End of period                                     3,422           3,480
                                                    -------         -------
 Unrealized appreciation, net of taxes:
  Beginning of period                                 1,027             846
  Change during the period                             (108)            181
                                                    -------         -------
    End of period                                       919           1,027
                                                    -------         -------
Unrealized loss on foreign currency
 translation, net of taxes:
  Beginning of period                                   (14)            (23)
  Change during the period                               (2)              9
                                                    -------         -------
    End of period                                       (16)            (14)
                                                    -------         -------
Guaranteed obligation - ESOP:
  Beginning of period                                     -              (8)
  Principal payments                                      -               8
                                                    -------         -------
    End of period                                         -               -
                                                    -------         -------
    Total common shareholders' equity                 6,405           6,621
                                                    -------         -------
    Total shareholders' equity                       $6,424          $6,636
                                                    =======         =======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)



                                                        Three Months Ended
                                                            March 31
                                                      ---------------------
                                                        1999           1998
                                                      ------         ------

Net income                                              $165           $195
                                                      ------         ------

Other comprehensive income (loss), net of taxes:
  Change in unrealized appreciation                     (108)            48
  Change in unrealized loss on foreign
    currency translation                                  (2)             5
                                                      ------         ------
    Other comprehensive income (loss)                   (110)            53
                                                      ------         ------
    Comprehensive income                                 $55           $248
                                                      ======         ======



See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                       Three Months Ended
                                                            March 31
                                                   ------------------------
                                                        1999           1998
                                                     -------        -------

OPERATING ACTIVITIES
  Net income                                            $165           $195
  Adjustments:
    Change in property-liability
      insurance reserves                                  39           (180)
    Change in reinsurance balances                      (127)           116
    Change in premiums receivable                         (8)            60
    Change in asset management balances                    3             (2)
    Depreciation and amortization                         42             33
    Realized investment gains                            (65)           (50)
    Other                                                 28           (162)
                                                      ------         ------
      Net Cash Provided by
        Operating Activities                              77             10
                                                      ------         ------
INVESTING ACTIVITIES
Purchase of investments                               (1,644)          (837)
Proceeds from sales and
  maturities of investments                            1,252          1,105
Change in short-term investments                         150           (154)
Change in open security transactions                      28              7
Net purchases of office properties and equipment         (43)           (17)
Discontinued operations                                   (4)           (13)
Acquisitions                                               -            (98)
Other                                                      4             64
                                                      ------         ------
      Net Cash Provided (Used) by
        Investing Activities                            (257)            57
                                                      ------         ------
FINANCING ACTIVITIES
Deposits on universal life and
  investment contracts                                   268             94
Withdrawals on universal life
  and investment contracts                               (30)           (63)
Dividends paid on common and preferred stock             (61)           (50)
Proceeds from issuance of debt                           275              -
Repayment of debt                                        (21)           (91)
Repurchase of common shares                             (229)             -
Stock options exercised and other                          6             61
                                                      ------         ------
      Net Cash Provided (Used) by
        Financing Activities                             208            (49)
                                                      ------         ------
      Increase in cash                                    28             18
      Cash at beginning of period                        120            113
                                                      ------         ------
      Cash at end of period                             $148           $131
                                                      ======         ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                            March 31, 1999



Note 1 - Basis of Presentation
------------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries (The St. Paul), and have been prepared in conformity with generally accepted accounting principles. The St. Paul completed its merger with USF&G Corporation (USF&G) in April 1998. The financial statements for all current and prior periods in this report reflect the combined accounts and results of operations of The St. Paul and USF&G.

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

Reference should be made to the "Notes to Consolidated Financial Statements" in The St. Paul's annual report to shareholders for the year ended December 31, 1998. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income or shareholders' equity, as previously reported.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Earnings Per Share
---------------------------

Earnings per common share (EPS) amounts were calculated by dividing operating earningsnet income, as adjusted, by the average common shares outstanding.

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                      1999        1998
                                                    ------      ------
                                         (In millions, except per share data)

EARNINGS
Basic:
Net income, as reported                               $165         $195
Dividends on preferred stock, net of taxes              (2)          (2)
Premium on preferred shares redeemed                    (1)          (1)
                                                     ------      ------
  Net income available to common shareholders          $162        $192
                                                     ======      ======

Diluted:
Net income available to common shareholders            $162        $192
 Effect of dilutive securities:
  Convertible preferred stock                             2           2
  Convertible monthly income preferred securities         2           1
  Zero coupon convertible notes                           1           1
                                                     ------      ------
  Net income available to common shareholders          $167        $196
                                                     ======      ======

COMMON SHARES
Basic:
  Weighted average common shares outstanding            230         234
                                                     ======      ======
Diluted:
  Weighted average common shares outstanding            230         234
  Effect of dilutive securities:
   Stock options                                          2           4
   Convertible preferred stock                            7           8
   Convertible monthly income preferred securities        7           7
   Zero coupon convertible notes                          3           3
                                                     ------      ------
           Total                                        249         256
                                                     ======      ======

EARNINGS PER SHARE
Basic                                                 $0.70       $0.82
                                                     ======      ======
Diluted                                               $0.67       $0.77
                                                     ======      ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments
--------------------
Investment Activity. A summary of investment transactions is presented below.

                                    Three Months Ended March 31
                                    ---------------------------
                                         1999           1998
                                       --------       --------
                                            (In millions)
Purchases:
  Fixed maturities                       $1,189           $439
  Equities                                  316            260
  Real estate and mortgage loans             39             71
  Venture capital                            33             39
  Other investments                          67             28
                                         ------         ------
    Total purchases                       1,644            837
                                         ------         ------
Proceeds from sales and maturities:
  Fixed maturities                          853            613
  Equities                                  323            351
  Real estate and mortgage loans             23             88
  Venture capital                            37             19
  Other investments                          16             34
                                         ------         ------
    Total sales and maturities            1,252          1,105
                                         ------         ------
    Net purchases (sales)                  $392         $(268)
                                         ======         ======

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                              Three Months Ended      Twelve Months Ended
                                 March 31, 1999        December 31, 1998
                              ------------------      -------------------
                                             (In millions)

Fixed maturities                     $(276)                     $203
Equities                                18                        69
Venture capital                         25                        45
Life deferred policy acquisition
  costs and policy benefits             20                        (1)
Single premium immediate
  annuity reserves                      39                       (17)
Other                                    -                       (16)
                                    ------                    ------
  Total change in pretax
    unrealized appreciation           (174)                      283
Change in deferred taxes                66                      (102)
                                    ------                    ------
  Total change in unrealized
     appreciation, net of taxes      $(108)                     $181
                                    ======                    ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



Note 4 - Income Taxes
---------------------

The components of income tax expense on income before the cumulative effect of accounting change is as follows :

                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                   1999      1998
                                                -------   -------
                                                  (In millions)

Federal current tax expense                         $12       $51
Federal deferred tax expense (benefit)               42        (5)
                                                 ------    ------
 Total federal income tax expense                    54        46
Foreign income taxes                                  7         7
State income taxes                                    2         2
                                                 ------    ------
 Total income tax expense                           $63       $55
                                                 ======    ======


Note 5 - Contingent Liabilities
-------------------------------

In the ordinary course of conducting business, The St. Paul and some of its subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by those companies. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of the company's operations in certain ways. Although it is possible that the settlement of a contingency may be material to The St. Paul's results of operations and liquidity in the period in which the settlement occurs, the company believes that the total amounts that it or its subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on its overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental and Asbestos Claims" in Management's Discussion and Analysis for information on these claims.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 6 - Debt
-------------

Debt consists of the following:
                                     March 31,           December 31,
                                       1999                  1998
                                  ---------------      ---------------
                                    Book     Fair        Book     Fair
                                   Value    Value       Value    Value
                                  ------   ------      ------   ------
                                                (In millions)

  Medium-term notes                 $637     $655        $637     $675
  Commercial paper                   487      487         257      257
  8 3/8% senior notes                150      158         150      160
  Zero coupon convertible notes       91       96         111      118
  7 1/8% senior notes                 80       84          80       86
  Floating rate notes                 46       46           -        -
  Nuveen short-term borrowings        18       18          10       10
  Real estate mortgages               15       16          15       16
                                  ------   ------      ------   ------
     Total debt                   $1,524   $1,560      $1,260   $1,322
                                  ======   ======      ======   ======


Note 7 - Segment Information
----------------------------

The St. Paul has seven reportable business segments in its property-liability insurance operation, consisting of the Commercial Lines Group, Specialty Commercial, Personal Insurance, Surety, International, Reinsurance and Investment Operations.
The St. Paul also has a life insurance segment (Fidelity and Guaranty Life) and an asset management segment (The John Nuveen Company). The St. Paul evaluates the performance of its property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The life insurance and asset management segments are evaluated based on their respective pretax operating results, which include investment income.
The St. Paul does not aggregate its segments for purposes of reporting segment information.

The reportable underwriting business segments in The St. Paul's property-liability operation are each managed separately because each offers insurance products to unique customer classes and utilizes different underwriting criteria and marketing strategies. For example, the Commercial Lines Group provides "commodity-type" insurance products to the extensive, small and medium-sized commercial markets. It also targets certain large industry groups, such as the construction industry. By contrast, the Specialty Commercial segment markets specialized insurance products and services tailored to meet the individual needs of specific commercial customer groups, such as doctors, lawyers, officers and directors, as well as technology firms and government entities. Customers in the Specialty Commercial segment generally require specialized underwriting expertise and claim settlement services.

The tabular information on the following pages provide revenue and income data for each of The St. Paul's business segments for the first quarters of 1999 and 1998. In the first quarter of 1999, The St. Paul revised its segment reporting structure to separately disclose its Surety underwriting operation as a business segment, which differs from its prior classification as a component of the Commercial Lines Group. This revision reflects the distinct nature of this operation, which provides surety bond coverages (primarily for construction contractors). The Surety operation is managed and evaluated separately from other components of the Commercial Lines Group, and is also the largest underwriter of surety bonds in North America, based on 1997 written premium volume. Segment information for the first quarter of 1998 has been restated to be consistent with the 1999 presentation.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
----------------------------------------
                                                      Three Months Ended
                                                           March 31
                                                     --------------------
                                                          1999       1998
                                                         -----     ------
Revenues                                                   (In millions)
Property-liability insurance:
 U.S. underwriting:
   Commercial Lines Group                                 $503       $591
   Specialty Commercial                                    361        336
   Personal Insurance                                      331        341
   Surety                                                   91         74
                                                        ------     ------
   Total U.S. underwriting                               1,286      1,342
 International                                             121        115
                                                        ------     ------
   Total primary insurance operations                    1,407      1,457
 Reinsurance                                               242        300
                                                        ------     ------
   Total property-liability premiums earned              1,649      1,757
                                                        ------     ------
 Investment operations:
   Net investment income                                   322        332
   Realized investment gains                                61         47
                                                        ------     ------
   Total investment operations                             383        379
 Other                                                      21         19
                                                        ------     ------
   Total property-liability insurance                    2,053      2,155
                                                        ------     ------
Life insurance                                              99         90
                                                        ------     ------
Asset management                                            83         72
                                                        ------     ------
   Total reportable segments                             2,235      2,317
Parent company, other operations and
  consolidating eliminations                                 9          7
                                                        ------     ------
 Total revenues                                         $2,244     $2,324
                                                        ======     ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
----------------------------------------
                                                      Three Months Ended
                                                           March 31
                                                      -------------------
                                                          1999       1998
                                                       -------     ------
                                                          (In millions)
Income (Loss) Before Income Taxes and Cumulative
  Effect of Accounting Change
Property-liability insurance:
 U.S. underwriting:
   Commercial Lines Group                                 $(95)      $(79)
   Specialty Commercial                                    (18)        (5)
   Personal Insurance                                       (3)       (14)
   Surety                                                   15         15
                                                        ------     ------
   Total U.S. underwriting                                (101)       (83)
 International                                             (35)       (25)
                                                        ------     ------
   Total primary insurance operations                     (136)      (108)
 Reinsurance                                                23         14
                                                        ------     ------
   Total GAAP underwriting result                         (113)       (94)
                                                        ------     ------
 Investment operations:
   Net investment income                                   322        332
   Realized investment gains                                61         47
                                                        ------     ------
   Total investment operations                             383        379
                                                        ------     ------
 Other                                                     (25)       (29)
                                                        ------     ------
   Total property-liability insurance                      245        256
                                                        ------     ------
Life insurance                                              19         19
                                                        ------     ------
Asset management:
 Pretax income before minority interest                     38         31
 Minority interest                                          (9)        (7)
                                                        ------     ------
   Total asset management                                   29         24
                                                        ------     ------
   Total reportable segments                               293        299
Parent company, other operations and
  consolidating eliminations                               (35)       (49)
                                                        ------     ------
   Total income before income taxes and cumulative
     effect of accounting change                          $258       $250
                                                        ======     ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 8 - Cumulative Effect of Accounting Change
-----------------------------------------------

Effective Jan. 1, 1999, The St. Paul adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for recognizing and measuring liabilities for guaranty fund and other insurance-related assessments. The St. Paul recorded a pretax expense of $46 million ($30 million after-tax) in the first quarter of 1999 representing the cumulative effect of adopting the provisions of the SOP. The majority of the cumulative effect related to assessments for workers' compensation second-injury funds, with a lesser amount related to insurance guaranty funds. Second-injury funds provide reimbursement to insurance carriers or employers for workers' compensation claims when the cost of a workers' second injury combined with a prior accident or disability is greater than what the second injury alone would have produced. Second-injury funds are established to help ensure that employers are not made to suffer a greater monetary loss or increased insurance costs because of hiring previously injured or handicapped employees.

The St. Paul's total accrued expense related to insurance assessments was $74 million at March 31, 1999, which consisted of the $46 million first quarter cumulative effect of adopting SOP 97-3 and $28 million of previously recorded liabilities. The accrual is recorded as follows: $53 million in other liabilities, $16 million in insurance reserves, and $5 million in other assets as an offset to deferred premium tax recoverable. The accrued amounts are expected to be disbursed as assessed during a period of up to 30 years.


Note 9 - Merger with USF&G Corporation
--------------------------------------

On April 24, 1998, The St. Paul issued 66.5 million of its common shares in exchange for all of the outstanding common stock of USF&G Corporation, a holding company for property-liability and life insurance operations.

The St. Paul recorded a pretax charge to earnings of $292 million in the second quarter of 1998 related to the merger, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. The St. Paul estimated that approximately 2,000 positions would be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, are being affected by the reductions. The number of positions expected to be reduced by function include approximately 950 in The St. Paul's property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions.
The reductions are occurring throughout the United States. Through March 31, 1999, 1,883 positions had been eliminated, and the cost of termination benefits paid was $118 million. The St. Paul expects to realize annualized pretax expense savings of approximately $210 million as a result of the merger (as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G), primarily due to the reduction in employee salaries and benefits.

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

The following table provides information about the components of the 1998 charge, payments made and the balance of accrued amounts remaining at March 31, 1999.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Merger with USF&G Corporation (continued)
--------------------------------------------------

                                        Pre-tax
  Charges to earnings:                  Charge
  --------------------                  ------
  (in millions)

  USF&G corporate headquarters             $36
  Long-lived assets                         23
  Software depreciation acceleration        10
  Computer leases and equipment              9
  Other equipment and furniture              8
                                         -----
          Subtotal                          86

   Accrued charges subject
     to rollforward:
   -----------------------                                   Reserve
                                       Pre-tax              at Mar. 31,
                                        Charge   Payments      1999
                                       -------   --------   ----------
  Executive severance                       89       $(82)         $7
  Other severance                           53        (36)         17
  Branch lease exit costs                   34         (3)         31
  Transaction costs                         30        (30)          -
                                         -----      -----       -----
  Accruals subject to rollforward          206      $(151)        $55
                                         -----      =====       =====
          Total                           $292
                                         =====

The following discussion provides more information regarding the rationale for and calculation of certain components of the merger-related charge:

USF&G Corporate Headquarters
----------------------------
After consummating the merger in April 1998, The St. Paul vacated a significant portion of a building in Baltimore, MD that had been the site of USF&G's corporate headquarters. Having developed a plan to lease the space to outside parties, The St. Paul categorized the building as an "asset to be held or used" as defined by SFAS No. 121 for purposes of evaluating the potential impairment of its $64 million carrying value. Based on an independent appraisal, The St. Paul recorded a $36 million writedown in its carrying value.

Computer leases and equipment
-----------------------------
The St. Paul conducted an extensive technology study upon consummation of the merger which identified redundant computer hardware. As a result, The St. Paul recorded a $9 million expense for lease buy-out transactions and disposals of computer equipment. The expense represented the lease termination fee obligation (lease buy-outs), calculated as the discounted value of the remaining computer lease obligations; and the net book value of redundant computer equipment.

Executive severance
-------------------
Represents the obligations The St. Paul is required to pay in accordance with the USF&G Senior Executive Severance Plan in place at the time of the merger. The merger with USF&G qualified as a change in control under the Severance Plan, which obligated The St. Paul to make payments to covered employees on the occurrence of certain triggering events within two years of the closing of the merger. Such triggering events, which have occurred, included the employee's involuntary termination without cause by the company or the employee's termination for "good reason" which included such factors as diminution of responsibilities, change in job title, or being required to relocate beyond a certain distance. In addition, The St. Paul had an obligation to certain employees who, although not terminated, had "good reason" to take action which would trigger payment under the Severance Plan.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Merger with USF&G Corporation (continued)
--------------------------------------------------

Other severance
---------------
Represents severance and related benefits such as out-placement counseling, vacation buy-out and medical coverage to be paid to terminated employees not covered under the USF&G Senior Executive
Severance Plan.

Branch lease exit costs
-----------------------
As a result of the merger, excess space was created in several locations due to staff reductions in the combined organization. The charge for branch lease exit costs was calculated by determining the percentage of anticipated excess space at each site and the current lease costs over the remaining lease period. In certain locations, the lease is expected to be terminated.
For leases not expected to be terminated, the amount of expense included in the charge was calculated as the percentage of excess space (20% to 100%) times the net of: remaining rental payments plus capitalized leasehold improvements less actual sub-lease income. No amounts were discounted to present value in the calculation.

Transaction costs
-----------------
This amount consists of registration fees, costs of furnishing information to stockholders, consultant fees, investment banker fees, and legal and accounting fees.

Long-lived assets
-----------------
Upon consummation of the merger, The St. Paul determined that several of USF&G's real estate investments were not consistent with The St. Paul's real estate investment strategy. A plan was developed to sell a number of apartment buildings and various other miscellaneous holdings, with an expected disposal date by year-end 1999. In applying the provisions of SFAS No. 121, it was determined that four of these miscellaneous investments should be written down to fair value, based on The St. Paul's plan to sell them. Fair value was determined based on a discounted cash flow analysis, or based on market prices for similar assets. The four investments were as follows:

 1) Description of     Percentage rents retained after sale
    investment:        of a portfolio of stores to a third
                       party

      Carrying         $21.6 million prior to writedown of
      amount:          $16.6 million, for current amount of
                       $5.0 million, with $4.3 million held
                       in the property-liability segment
                       and $0.7 million held in the life
                       segment

 2) Description of     138-acre land parcel in New Jersey,
    investment:        with farm buildings being rented out

      Carrying         $4.9 million prior to writedown of
      amount:          $2.1 million, for current amount of
                       $2.8 million, held in the property-
                       liability segment

 3) Description of     Receivable representing cash flow
    investment:        guarantee payments related to real
                       estate partnerships.

      Carrying         $4.8 million prior to writedown of
      amount:          $1.7 million, sold with no further
                       gain or loss.

 4) Description of     Limited partnership interests in
    investment:        three citrus groves

      Carrying         $4.5 million prior to writedown of
      amount:          $2.4 million, less subsequent
                       partnership distribution of $0.1
                       million for current amount of $2.0
                       million, held in "parent company and
                       other" operations

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 10 - Fourth Quarter 1998 Restructuring Charge
--------------------------------------------------

In the fourth quarter of 1998, The St. Paul recorded a pretax restructuring charge of $34 million. The majority of the charge, $26 million, related to the anticipated termination of approximately 520 employees in the following operations: Claims, Commercial Lines Group, Information Systems, Medical Services and Professional Markets. The remaining charge of $8 million related to costs to be incurred to exit lease contracts.

As of March 31, 1999, 98 employees had been terminated under the restructuring plan, and the cost of termination benefits paid was $5 million. Less than $1 million had been paid related to branch leases as of March 31, 1999. Actions to take place under this restructuring plan are expected to be completed by the end of 1999. The St. Paul anticipates realizing annualized pretax expense savings of approximately $50 million in 1999, primarily as the result of the reduction in employee salaries and benefits.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                         March 31, 1999

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

The following table summarizes The St. Paul's results for the first quarters of 1999 and 1998.

                                       Three Months Ended March 31
                                       ---------------------------
(in millions, except per share data)            1999          1998
                                              ------        ------
Pretax income (loss):
 Property-liability insurance:
  GAAP underwriting result                     $(113)          (94)
  Net investment income                          322           332
  Realized investment gains                       61            47
  Other                                          (25)          (29)
                                              ------        ------
    Total property-liability insurance           245           256
 Life insurance                                   19            19
 Asset management                                 29            24
 Parent and other                                (35)          (49)
                                              ------        ------
    Income before income taxes and
       cumulative effect of accounting change    258           250
Income tax expense                                63            55
                                              ------        ------
    Income before cumulative effect
      of accounting change                       195           195
Cumulative effect of accounting change,
      net of taxes                               (30)            -
                                              ------        ------
    Net income                                  $165           195
                                              ======        ======

Diluted net income per common share            $0.67         $0.77
                                              ======        ======

The St. Paul's pretax income of $258 million in the first quarter of 1999 was $8 million, or 3%, higher than pretax income of $250 million in the same period of 1998, primarily due to a decline in expenses in the "parent company and other" category resulting from merger-related efficiencies, and earnings growth in the asset management segment. These improvements more than offset an $11 million decline in property-liability pretax earnings, which primarily resulted from deterioration in underwriting results compared with the first quarter of 1998.

The St. Paul's net income of $165 million, or $0.67 per share, in the first quarter of 1999 included a pretax expense of $46 million ($30 million after-tax), representing the cumulative effect of adopting the AICPA's Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for recognizing and measuring liabilities for guaranty fund and other insurance-related assessments.

The merger-related efficiencies realized in the first quarter primarily resulted from the elimination of duplicate functions throughout the combined organization, including the consolidation of corporate headquarters' functions, and the elimination of 1,981 employees since the consummation of the merger. By the end of 1999, The St. Paul expects to realize pretax annualized expense savings of approximately $260 million (as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G) as a result of the merger and the restructuring of its Commercial Lines Group and Specialty Commercial underwriting business segments.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

                  Property-Liability Insurance
                  ----------------------------

The following summarizes key financial results by property-liability underwriting business segment (Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis):
                                               Three Months
                          % of 1999           Ended March 31
                           Written           ---------------
($ in millions)           Premiums            1999      1998
--------------            --------           -----     -----
Commercial Lines Group:
 Written Premiums               32%           $500       551
 Underwriting Result                          $(95)      (79)
 Combined Ratio                              117.8     114.4

Specialty Commercial:
 Written Premiums               20%           $314       281
 Underwriting Result                          $(18)       (5)
 Combined Ratio                              108.4     106.7

Personal Insurance:
 Written Premiums               20%           $312       333
 Underwriting Result                           $(3)      (14)
 Combined Ratio                              100.5     103.7

Surety:
 Written Premiums                6%           $103        91
 Underwriting Result                           $15        15
 Combined Ratio                               79.1      78.8
                              ----           -----     -----
   Total U.S. Underwriting:
  Written Premiums              78%         $1,229     1,256
  Underwriting Result                        $(101)      (83)
  Combined Ratio                             108.3     108.2

International:
 Written Premiums                7%           $108       122
 Underwriting Result                          $(35)      (25)
 Combined Ratio                              130.6     119.9
                              ----          ------    ------
Total Primary Insurance
 Operations:
  Written Premiums              85%         $1,337     1,378
  Underwriting Result                        $(136)     (108)
  Combined Ratio                             110.2     109.0

Reinsurance:
 Written Premiums               15%           $229       277
 Underwriting Result                           $23        14
 Combined Ratio                               94.1      97.0
                              ----           -----     -----
Total Property-Liability
 Insurance:
 Written Premiums              100%         $1,566     1,655
 Underwriting Result                        $(113)      (94)

Combined Ratio:
 Loss and Loss Expense Ratio                  74.3      72.4
 Underwriting Expense Ratio                   33.5      34.6
                                             -----     -----
 Combined Ratio                              107.8     107.0
                                             =====     =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Overview
--------
First quarter consolidated written premiums of $1.57 billion were 5% below comparable 1998 premiums of $1.65 billion. The decline was concentrated in The St. Paul's Commercial Lines Group, reflecting the impact of management's initiatives to reduce the amount of unprofitable business in this segment, and in the Reinsurance segment, where soft market conditions continue to negatively impact pricing levels and opportunities for new business.

The consolidated loss ratio, measuring insurance losses and loss adjustment expenses as a percentage of earned premiums, was 74.3 for the first quarter, almost two points worse than the comparable 1998 loss ratio of 72.4. Adverse loss experience in the Commercial Lines Group and International segments was the primary source of the deterioration from 1998. Catastrophe losses of $30 million in 1999's first quarter accounted for 1.8 points of the loss ratio, compared with similar losses of $51 million (2.8 loss ratio points) in the same period of 1998. Winter storms and flooding accounted for the majority of catastrophe experience in both years.

The consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 33.5 for the 1999 first quarter, an improvement of over one point from the 1998 first quarter ratio of 34.6. The expense ratio reduction reflects cost savings realized as a result of the merger with USF&G, and efficiencies resulting from the restructuring of the Commercial Lines Group and Specialty Commercial segments in late 1998. That restructuring resulted in the elimination of 98 positions from these segments during the first quarter of 1999. These positions are separate from those positions eliminated as a result of the merger with USF&G.

Underwriting Results by Segment
-------------------------------

COMMERCIAL LINES GROUP
The Commercial Lines Group segment includes The St. Paul's Middle Market and Small Commercial business centers, and several business centers providing specialized products and services for targeted industry groups. Premium volume of $500 million in the first quarter of 1999 declined 9% from comparable 1998 volume of $551 million. The reduction was centered in the Middle Market business center, reflecting the impact of corrective underwriting initiatives implemented in the second half of 1998 aimed at improving the pricing and quality of the Middle Market book of business. The commercial middle market has for several years been characterized by intense price competition among insurance carriers, resulting in a sustained period of inadequate pricing levels relative to the risks assumed. Written premiums of $107 million in the Construction business center in the first quarter of 1999 were 6% higher than the same period of 1998, largely due to price increases on renewal business. The St. Paul anticipates annualized premium reductions in the range of $250 million by the end of 1999 in the Commercial Lines Group as the result of the corrective actions underway.

The first quarter GAAP underwriting loss of $95 million in the Commercial Lines Group was $16 million worse than the same period of 1998, primarily due to adverse loss development in the Middle Market business center. Underwriting results in the Small Commercial and Construction business centers, however, improved over the first quarter of 1998. The Commercial Lines Group expense ratio improved by 1.4 points compared with the first quarter of 1998, reflecting efficiencies resulting from the merger with USF&G and the favorable impact of restructuring initiatives undertaken in the fourth quarter of 1998.

SPECIALTY COMMERCIAL
The Specialty Commercial segment includes the Medical Services, Custom Markets and Professional Markets business centers, all of which provide specialized insurance products and services tailored to meet the needs of specific commercial customer groups. Medical Services' written premiums of $129 million in the first quarter, which were 34% higher than comparable 1998 volume of $96 million, were distorted by a reporting endorsement on an existing

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

account which generated a premium of $37 million. Excluding that account, Medical Services' premium volume was down 4% from the first quarter of 1998, reflecting competitive conditions in the medical liability market. In Custom Markets, written premiums of $84 million in the first quarter grew 10% over the same period of 1998, driven by new business in the Technology and Oil & Gas underwriting operations. Professional Markets' written premiums of $101 million in the first quarter were down 8% compared with the same 1998 period, primarily due to a reduction of business volume in the Public Sector Services underwriting operation.

The first quarter underwriting loss of $18 million in the Specialty Commercial segment deteriorated from a loss of $5 million in the same 1998 period, due to a decline in profitability in the Professional Markets business center. Catastrophe losses of $6 million in the Public Sector Services operation were the primary contributor to the deterioration from 1998. The growing Technology operation in Custom Markets posted an underwriting profit of $7 million, virtually level with the same period of 1998. Medical Services' first quarter underwriting loss of $24 million was a slight improvement over the comparable 1998 loss of $27 million.

PERSONAL INSURANCE
The Personal Insurance segment provides property-liability insurance products and services to individuals. In standard personal lines, premium volume of $245 million in the first quarter of 1999 fell 6% below the first quarter 1998 total of $261 million, primarily due to the negative impact on new and renewal business volume of price increases implemented in the personal auto line of business. In the Specialty Auto business center, which provides nonstandard auto coverages for individuals who are unable to obtain standard coverage due to their inability to meet certain underwriting criteria, premium volume of $67 million was 8% below the comparable 1998 total of $72 million, reflecting the impact of intense rate competition in this market.

The Personal Insurance segment's underwriting loss totaled $3 million in the first quarter of 1999, compared with the 1998 first quarter loss of $14 million. Favorable loss development on business written in prior years and a $12 million decline in catastrophe losses accounted for the improvement in 1999.

SURETY
The St. Paul is the largest underwriter of surety bonds in the United States as a result of the merger with USF&G. Premium volume of $103 million in the first quarter of 1999 grew 14% over comparable 1998 premiums of $91 million, fueled by the strong domestic economy which has heightened the demand for surety-related products. The expanding economy in Mexico also contributed to the strong premium growth in the first quarter of 1999. The Surety segment continued to produce strong results, posting an underwriting profit of $15 million in the first quarter, level with the same period of 1998.

INTERNATIONAL
The St. Paul's International segment provides commercial and personal property-liability insurance products and services in selected international markets. Written premiums of $108 million in the first quarter of 1999 fell 11% short of 1998's first quarter volume of $122 million. Premiums generated by the Global Marine business center in 1999 were $9 million below 1998 levels, primarily due to corrective underwriting and pricing actions initiated during the first quarter which adversely impacted policy renewals and new business volume. The St. Paul's operations in Canada also experienced a decline in written premiums compared with the first quarter of 1998, primarily due to the timing of certain account renewals. The International segment's underwriting loss of $35 million for the first quarter of 1999 was $10 million worse than the same period of 1998, reflecting the impact of reserve strengthening in the Global Marine business center and an increase in losses in Canada.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

REINSURANCE
The St. Paul's Reinsurance segment underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and provides products and services to the alternative risk transfer market. First quarter 1999 premium volume of $229 million declined 17% from the same period of 1998, primarily due to the continued soft pricing environment for reinsurance products. Excess capacity in primary insurance markets has reduced demand for reinsurance coverages worldwide. The St. Paul does not anticipate an improvement in reinsurance market conditions during the remainder of 1999. Despite the decline in premiums, the underwriting profit in this segment of $23 million was $9 million higher than 1998's first quarter, reflecting favorable loss development on prior years' business and the absence of significant catastrophe losses.


Investment Operations
---------------------
First quarter 1999 pretax investment income in The St. Paul's property-liability insurance operations totaled $322 million, 3% below the comparable 1998 total of $332 million. Declining premium levels over the last several quarters, coupled with cash outflows associated with the USF&G merger (primarily severance and other employee-related expenses), have resulted in a significant reduction in new funds available for investment compared with prior years. In addition, recent investment maturities have generally been reinvested at lower current market yields. These factors have contributed to the trend of declining investment income in recent quarters. The St. Paul does not anticipate substantial improvement in its cash flow situation during the remainder of 1999, and expects investment income for the year to fall short of 1998 levels.

Pretax realized investment gains in The St. Paul's property-liability insurance operations of $61 million were $14 million, or 30%, higher than gains of $47 million in the same period of 1998. The increase was primarily due to the sale of venture capital investments during the quarter, which generated $40 million of realized gains, compared with $13 million in 1998's first quarter. Sales of equity securities accounted for realized gains of $28 million and $42 million in the first quarters of 1999 and 1998, respectively.

The $17.7 billion carrying value of the fixed maturities portfolio on March 31, 1999 included $802 million of pretax unrealized appreciation in market value. A slight upward movement in market interest rates during the first quarter of 1999 resulted in a $214 million pretax decline in the unrealized appreciation of the bond portfolio. Approximately 96% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.8% at March 31, 1999, compared with 6.9% at the same time a year ago.

               Environmental and Asbestos Claims
               ---------------------------------

The St. Paul continues to receive claims alleging injuries from environmental pollution or alleging covered property damages for the cost to clean up polluted sites. The company also receives asbestos injury and property damage claims arising out of product liability coverages under general liability policies. The vast majority of these claims arise from policies written many years ago. The St. Paul's alleged liability for both environmental and asbestos claims is complicated by significant legal issues, primarily pertaining to the scope of coverage. In the company's opinion, court decisions in certain jurisdictions have tended to broaden insurance coverage beyond the intent of original insurance policies.

The company's ultimate liability for environmental claims is difficult to estimate because of these legal issues. Insured parties have submitted claims for losses not covered in their respective insurance policies, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate The St. Paul's potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

Estimating the ultimate liability for asbestos claims is equally difficult. The primary factors influencing the estimate of the total cost of these claims are case law and a history of prior claim development.

The following table represents a reconciliation of total gross and net environmental reserve development for the three months ended
March 31, 1999, and the years ended Dec. 31, 1998 and 1997.
Amounts in the "net" column are reduced by reinsurance recoverables.

                            1999
Environmental          (three months)      1998           1997
-------------          -------------   ------------   ------------
(in millions)          Gross     Net   Gross    Net   Gross    Net
                       -----    ----   -----   ----   -----   ----
Beginning reserves      $783    $645    $867   $677    $889   $676
Incurred losses           27      26     (16)    26      44     58
Paid losses              (15)    (13)    (68)   (58)    (66)   (57)
                        ----    ----    ----   ----    ----   ----
Ending reserves         $795    $658    $783   $645    $867   $677
                        ====    ====    ====   ====    ====   ====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 1999, and the years ended Dec. 31, 1998 and 1997.

                            1999
Asbestos               (three months)      1998          1997
--------               --------------  ------------   ------------
(in millions)          Gross     Net   Gross    Net   Gross    Net
                       -----    ----   -----   ----   -----   ----
Beginning reserves      $402    $277    $397   $279    $413   $304
Incurred losses           (5)      2      44     13      22     (5)
Paid losses               (7)     (7)    (39)   (15)    (38)   (20)
                        ----    ----    ----   ----    ----   ----
Ending reserves         $390    $272    $402   $277    $397   $279
                        ====    ====    ====   ====    ====   ====

The St. Paul's reserves for environmental and asbestos losses at March 31, 1999 represent its best estimate of its ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, The St. Paul cannot give assurances that its ultimate liability for environmental and asbestos losses will, in fact, match current reserves. The St. Paul continues to evaluate new information and developing loss patterns, but it believes any future additional loss provisions for environmental and asbestos claims will not materially impact The St. Paul's results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at March 31, 1999, of $1.19 billion represented approximately 6% of gross consolidated reserves of $18.59 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                        Life Insurance
                        --------------

The St. Paul's life insurance segment consists of Fidelity and Guaranty Life Insurance Company and subsidiaries ("F&G Life"). F&G Life's primary products are deferred annuities (including tax-sheltered annuities and equity indexed annuities), structured settlement annuities and immediate annuities. F&G Life also underwrites traditional life insurance products.

Highlights of F&G Life's financial performance for the first quarters of 1999 and 1998 were as follows:

                                                    Three Months
                                                   Ended March 31
                                                  ---------------
(in millions)                                      1999      1998
                                                  -----     -----
Sales (annualized premiums)                        $304       $79
Premiums and policy charges                         $27       $24

Policy surrenders                                   $48       $51
Net investment income                               $72       $65
Pretax earnings                                     $19       $19

Life insurance in force                         $10,818   $10,731

F&G Life's results in the first quarter of 1999 benefited from growing spreads on increased assets under management, strong product sales, life insurance product initiatives and disciplined expense management.

The significant increase in sales compared with the first quarter of 1998 was driven by the continued success of the new equity-indexed annuity product introduced in June 1998. That product accounted for $250 million, or 82%, of total sales for the quarter. Credited interest rates on this product are tied to the performance of the S&P 500 equity index. Sales of fixed interest rate annuities in the first quarter of 1999 declined due to the negative impact of continued low levels of market interest rates on F&G Life's fixed rate products. The demand for annuity products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, particularly equity-based products.

The $3 million increase in premiums and policy charges in the first quarter of 1999 resulted from an increase in sales of structured settlement annuities and life-contingent single premium immediate annuities ("SPIA"). Structured settlement annuities are sold primarily to property-liability insurers to settle insurance claims. Sales of structured settlement annuities, annuities with life contingencies and term life insurance are recognized as premiums earned under GAAP. However, sales of investment-type contracts, such as equity-indexed, deferred and tax sheltered annuities and universal life-type contracts are recorded directly on the balance sheet and are not recognized as premium revenue under GAAP. The expansion of the structured settlement program into The St. Paul's property-liability claim organization led to the increase in structured settlement sales. The growth in SPIA sales resulted from an increased emphasis on this product in the first quarter of 1999.

Deferred annuities and universal life products are subject to surrender by policyholders. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. Surrender activity decreased $3 million in the first quarter of 1999. Policy surrenders in last year's first quarter reflected surrenders on a block of single premium deferred annuities ("SPDA") policies sold through a distributor that ceased doing business with F&G Life in 1997. The decrease in SPDA surrenders in 1999 was offset by an increase in tax-sheltered annuity surrenders.

Net investment income grew 11% in 1999 as a result of an increasing asset base generated by positive cash flow.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Asset Management
                       ----------------

The St. Paul's portion of pretax earnings from The John Nuveen
Company (Nuveen) was $29 million in the first quarter of 1999, compared with $24 million in 1998's first quarter. The company holds a 78% interest in Nuveen.

Nuveen's asset management fee revenue of $73 million in the first quarter were $9 million, or 13%, higher than in the same period of 1998. Total managed assets grew to $57.3 billion at March 31, 1999, an increase of $2.0 billion over year-end 1998 and over $6 billion higher than a year ago. Gross new product sales during the first quarter of 1999 totaled $3.2 billion, compared with gross sales of $1.7 billion in the same period of 1998. Nuveen's results continued to benefit from the acquisition of Rittenhouse Financial Services, Inc., an equity and balanced account management firm, in September 1997. Rittenhouse generated managed account sales of $1.8 billion in the first quarter of 1999, compared with $970 million in the same period of 1998.

                       Capital Resources
                       -----------------

Common shareholders' equity of $6.41 billion at March 31, 1999 was down $216 million from the year-end 1998 total of $6.62 billion, reflecting significant common share repurchases and a $181 million decline in the after-tax unrealized appreciation of the company's fixed maturity investment portfolio. The St. Paul repurchased 7.2 million of its common shares for a total cost of $229 million during the first quarter of 1999, for an average cost of $32.06 per share. A slight increase in market interest rates during the first three months of 1999 led to a decline in the unrealized appreciation of The St. Paul's bond holdings compared with year-end 1998.

Total debt outstanding at March 31, 1999 of $1.52 billion increased by $263 million over the year-end 1998 total of $1.26 billion, largely due to the issuance of commercial paper during the quarter to finance the company's common share repurchases. Total debt also reflects the February 1999 issuance of $46 million of floating rate notes by a special purpose offshore entity that is providing reinsurance to a subsidiary of The St. Paul. During the first quarter, The St. Paul purchased 33.5 million of its $1,000 principal amount zero coupon convertible notes from note holders for a total cash consideration of $21 million, which represented the original issue price plus the original issue discount accrued to the date of purchase. The St. Paul purchased the notes at the option of the note holders.

Approximately 42% of The St. Paul's consolidated debt outstanding at March 31, 1999 consisted of medium-term notes bearing a weighted-average interest rate of 6.9%. The ratio of total debt to total capitalization of 18% increased from the year-end 1998 ratio of 15%.

The company anticipates that any major capital expenditures during the remainder of 1999 would involve further repurchases of its common stock. At March 31, 1999, The St. Paul had approximately $135 million of capacity to repurchase additional common shares under the $500 million repurchase program authorized by the company's board of directors in November 1998. There are no major capital improvements planned for the remainder of the year.

The company's ratio of earnings to fixed charges was 7.90 for the first three months of 1999, compared with 7.47 for the same period of 1998. The company's ratio of earnings to combined fixed charges and preferred stock dividend requirements was 7.11 for the first three months of 1999, compared with 6.72 for the same period of 1998. Fixed charges consist of interest expense, distributions on capital securities and that portion of rental expense deemed to be representative of an interest factor.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                           Liquidity
                           ---------

Liquidity is a measure of The St. Paul's ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. Net cash flows provided by operations totaled $77 million in the first quarter of 1999, compared with $10 million in the same period of 1998. The improvement was due primarily to a reduction in expenses in The St. Paul's property-liability operations. The St. Paul does not anticipate significant increases in operational cash flows during the remainder of 1999 due to the expected decline in premium volume and the anticipated lack of investment income growth. On a long-term basis, The St. Paul believes its operational cash flows will benefit from the corrective pricing and underwriting actions under way in its property-liability operations. The St. Paul's financial strength and conservative level of debt provide it with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.

                Year 2000 Readiness Disclosure
                ------------------------------

Many computer systems in the world have the potential of being disrupted at the turn of the century due to programming limitations that may cause the two-digit year code of "00" to be recognized as the year 1900, instead of 2000. The St. Paul is heavily dependent on its many computer systems, and those of its independent agents and brokers (The St. Paul "distribution network") and its vendors, for virtually every aspect of its operations, including underwriting, claims, investments and financial reporting. Thus, the "Year 2000" issue involves potentially serious operational risks for the Company.

For several years, The St. Paul has been evaluating its computer systems to determine the impact of the Year 2000 issue on their operation. With the completion of the merger with USF&G Corporation on April 24, 1998, The St. Paul has also been evaluating USF&G's activities to become "Year 2000" compliant. As compliance evaluation of the St. Paul and USF&G systems has progressed to an advanced stage, a shift of emphasis from evaluation to correction and compliance testing has taken place. The St. Paul has also been working with vendors and members of its distribution network in an effort to address Year 2000 issues that such relationships involve. Finally, The St. Paul has been reviewing and taking action to address non-systems related issues that may arise as a result of the Year 2000 problem, including insurance and reinsurance coverage issues, and have been seeking to reduce the Company's Year 2000 related exposures through the development of contingency plans.

The following discussion describes The St. Paul's efforts to date and future plans to deal with the Year 2000 issue. These plans have been and continue to be updated and revised as additional information becomes available.

State of Readiness
------------------
Since the late 1980s, The St. Paul has required that all of the internal computer systems supported by its Information Systems Division ("ISD") use a four-digit date field. Early implementation of this design standard has limited the number of systems requiring remediation.

The St. Paul established a Review Board in the third quarter of 1997 to review and certify the remediation of the hundreds of internally developed and externally sourced systems it uses through rigorous testing. To coordinate the Year 2000 remediation efforts, The St. Paul created the Year 2000 Project Office, which is responsible for the oversight, coordination and monitoring of Year 2000 efforts including, among other things, reviewing the compliance status of information systems in all operating units and subsidiaries, both foreign and domestic, directing the Year 2000 coordinators assigned to operating units, and formulating company-wide contingency plans.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

Information Technology Systems
------------------------------
All of The St. Paul's systems, whether internally developed or externally sourced, are subject to the company-wide comprehensive testing and compliance standards promulgated by ISD, the oversight and monitoring of which is the responsibility of the Year 2000 Project Office. Insofar as internal systems are concerned, Year 2000 compliance was achieved by December 31, 1998. Initial compliance validation of all such systems was completed by March 31, 1999. All subsidiaries not headquartered in Saint Paul, MN or Baltimore, MD are scheduled to complete initial validation testing of their operating systems on or before June 30, 1999.

The Year 2000 Project Office's plan for remediation and validation of externally sourced systems provides for the Company to work with the vendors of those systems to ensure that those systems become Year 2000 compliant at the earliest practicable date. Compliance testing in accordance with ISD standards takes place as and when compliant versions and/or affirmations of compliance from vendors are received. The St. Paul has identified what it believes to be all of its third-party supplied mission critical systems, and expect to receive Year 2000 compliant versions and/or affirmations of compliance for each of them, and to complete the validation process, before September 30, 1999.

Third-Party Service Providers and Distribution Network
------------------------------------------------------
The St. Paul relies indirectly on the information technology systems of its service providers and those of its distribution network. The Year 2000 Project Office is communicating with the Company's service providers, including financial institutions providing custody and other services, its independent agents and brokers, and other entities with which it does business, to identify and resolve Year 2000 issues and to determine the potential impact, where relevant, of the possible failure of certain of such persons to achieve Year 2000 compliance on a timely basis. Results of this process are expected to be used in The St. Paul's contingency planning efforts discussed below.

Nuveen Systems
--------------
Having started the development and implementation of internal four-digit date code software and system standards in the early 1980s, Nuveen's Year 2000 program consists primarily of Year 2000 compliance examination and testing of the software packages and hardware provided by third parties and of the systems and software of its service providers. Certification of Year 2000 compliance and testing of critical third-party hardware and software systems used in processing at Nuveen was completed by the end of the first quarter of 1999. The remaining certification and testing is expected to be completed in the second quarter of 1999. Nuveen is in the process of developing contingency plans based upon its examination of the Year 2000 readiness of its third-party supplied systems and its service providers. Nuveen believes that the costs associated with its Year 2000 efforts will not be material to its operations and financial position.

Embedded Chip Issues
--------------------
Given the nature of its business, and that of its vendors and the members of its distribution network, The St. Paul believes that its exposure to embedded chip Year 2000 issues is minimal (other than its exposure to possible disruptions in electricity, telecommunications and other essential services provided by public utilities that are subject to embedded chip-related disruption). The St. Paul is, where deemed appropriate, coordinating with vendors to obtain certificates of Year 2000 compliance for the embedded computer technology equipment that it uses.

Year 2000 Compliance Program Costs
----------------------------------
The St. Paul has developed and implemented plans to address the system modifications required to prepare for the Year 2000, and does not expect the planning and implementation costs associated with Year 2000 efforts to be material to its results of operations, cash flows or consolidated financial position. Through December 31, 1997, the costs of Year 2000 remediation measures incurred, including costs incurred by USF&G prior to the merger, totaled approximately $6 million. The St. Paul incurred costs of approximately $12 million in 1998, and it anticipates additional costs of approximately $5 million in 1999.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

Contingency Planning
--------------------
The St. Paul's Year 2000 Project Office's contingency planning team created a contingency planning model and template that focuses on maintaining/restoring infrastructure and resuming critical business functions in the event of Year 2000-related disruptions. Infrastructure, business and staff units, field offices and subsidiary location teams are creating plans to address these areas. During the first quarter of 1999, infrastructure teams created plans to maintain/restore critical operations at corporate headquarters. Likewise, during the first quarter of 1999, most business or staff unit teams created plans to provide responsive actions for several potential disruption duration scenarios, and for resuming critical business processes, products and services. For each disruption duration scenario, the business and staff unit plans identify alternative procedures designed to permit continued operations and to minimize risk exposure. The contingency planning model and template have been distributed to subsidiary and field office locations to facilitate their creation of contingency plans. All plans will be analyzed and rolled up to an enterprise level following completion and will be modified as needed during 1999.

The St. Paul believes that its most significant Year 2000 exposure is the potential business disruptions that would be caused by widespread failure of public utility systems, particularly in the power generation/distribution and the telecommunication industries. While the contingency plans The St. Paul is developing will provide alternative procedures to lessen the impact of short duration disruptions, prolonged failure of power and telecommunications systems could have a material adverse effect on the Company's results of operations, cash flows and consolidated financial position.

As noted above, The St. Paul indirectly relies on the information systems of the many components of its distribution network, which includes thousands of independent agents and brokers. The St. Paul is aware that some of its independent agents and brokers are currently Year 2000 non-compliant and expect that a much lesser number, unknown at this time and expected to consist primarily of smaller agents, will be non-compliant on January 1, 2000. The St. Paul believes that Year 2000 related difficulties experienced by members of its distribution network have the potential to materially disrupt its business and that such potential disruptions constitute its second greatest area of potential exposure to the Year 2000 problem. As part of its contingency planning effort, The St. Paul has been providing information to members of its distribution network intended to sensitize them to the Year 2000 issue and to encourage them to take appropriate steps to become Year 2000 compliant. Although the Company's distribution network consists of thousands of agents and brokers, the number of different systems used by the constituent members is far less. For example, the Company believes that fewer than 20 different types of agency management systems are used by its property-liability insurance agents in the United States. Contingency arrangements are being discussed with distribution network members pursuant to which the Company may, among other provisional steps, provide data in alternative formats and institute temporary direct billing services in the event of a disruption in their individual systems.

The Company notes that the Year 2000 issue by its nature carries the risk of unforeseen and potentially very serious problems of internal or external origin. Some commentators believe that the Year 2000 issue has the potential of destabilizing the global economy or causing a global recession, either of which could adversely affect the Company. While The St. Paul believes it is taking appropriate action with respect to third parties on whose systems and services it relies to a significant extent, there can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on The St. Paul's earnings, cash flows or financial condition.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

Insurance Coverage
------------------
The St. Paul also faces potential Year 2000 claims under coverages provided by insurance and reinsurance policies sold to insured parties who may incur losses as a result of the failure of such parties, or the customers or vendors of such parties, to be Year 2000 compliant. Because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine in advance whether and to what extent insured parties will incur losses, the amount of the losses or whether any such losses would be covered under The St. Paul's insurance policies. In some instances, coverage is not provided under the insurance policies or reinsurance contracts, while in other instances, coverage may be provided under certain circumstances.

The St. Paul's standard property and inland marine policies require, among other things, direct physical loss or damage from a covered cause of loss as a condition of coverage. In addition, it is a fundamental principle of all insurance that a loss must be fortuitous to be considered potentially covered. Given the fact that Year 2000 related losses are not unforeseen, and that The St. Paul expects that such losses will not, in most if not all cases, cause direct physical loss or damage, The St. Paul has concluded that its property and inland marine policies do not generally provide coverage for losses relating to Year 2000 issues. To reinforce its view on coverage afforded by such policies, The St. Paul has developed and is implementing a specific Year 2000 exclusion endorsement.

The St. Paul continues to assess its exposure to insurance claims arising from its liability coverages, and it is taking a number of actions to address that exposure, including individual risk evaluation, communications with insured parties, the use of exclusions in certain types of policies, and classification of high hazard exposures that in the Company's view present unacceptable risk. The Company may also face claims from the beneficiaries of its surety bonds resulting from Year 2000-related performance failures by the purchasers of the bonds. The St. Paul is assessing its exposure to such potential claims.

The St. Paul does not believe that Year 2000-related insurance or reinsurance coverage claims will have a material adverse effect on its earnings, cash flows or financial position. However, the uncertainties of litigation are such that unexpected policy interpretations could compel claim payments substantially beyond the Company's coverage intentions, possibly resulting in a material adverse effect on its results of operations and/or cash flows and a material adverse effect on its consolidated financial position.


Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999, and prohibits retroactive application to financial statements of prior periods. The St. Paul intends to implement the provisions of SFAS No. 133 in the first quarter of the year 2000. The St.
Paul currently has limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in market indices, foreign currency exchange rates and interest rates. The company cannot at this time reasonably estimate the potential impact of this adoption on its financial position or results of operations for future periods.

In October 1998, the AICPA issued SOP No. 98-7, "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," which provides guidance for accounting for such contracts. The SOP specifies that insurance and reinsurance contracts for which the deposit method of accounting is appropriate should be classified in one of four categories, and further specifies the accounting treatment for each of these categories. The SOP is effective for fiscal years beginning after June 15, 1999. The St. Paul currently intends to implement the provisions of the SOP in the first quarter of the year 2000. The company cannot at this time reasonably estimate the potential impact of this adoption on its financial position or results of operations for future periods.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


             Forward-looking Statement Disclosure
             ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements about The St. Paul's expectations concerning: market conditions and their effect on future premiums, revenues, cash flow and investment income; expense savings resulting from the USF&G merger and the restructuring actions announced in 1998; and Year 2000 issues and the company's efforts to address them.

In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; and various other matters, including the effects of the merger with USF&G Corporation. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including the impact of system faults, the failure to successfully remediate material systems, the time it may take to remediate system failures once they occur, the failure of third parties (including public utilities, agents and brokers) to properly remediate material Year 2000 problems, and unanticipated judicial interpretations of the scope of the insurance or reinsurance coverage provided by The St. Paul's policies. The St. Paul undertakes no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 2.   Changes in Securities.
            Not applicable.

Item 3.   Defaults Upon Senior Securities.
            Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The St. Paul's annual shareholders' meeting was held on May 4, 1999.

       (1) All fifteen persons nominated for directors by management were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All fifteen nominees were elected by the following votes:

                                           In favor            Withheld
                                          -----------         ----------
          H. Furlong Baldwin              189,627,599          1,566,239
          Michael R. Bonsignore           189,823,972          1,379,866
          John H. Dasburg                 189,606,519          1,597,319
          W. John Driscoll                189,706,853          1,496,985
          Kenneth M. Duberstein           189,697,739          1,506,099
          Pierson M. Grieve               189,668,703          1,535,135
          James E. Gustafson              189,826,574          1,377,264
          Thomas R. Hodgson               189,800,399          1,403,439
          David G. John                   189,790,322          1,413,516
          William H. Kling                189,727,875          1,475,963
          Douglas W. Leatherdale          189,606,015          1,597,823
          Bruce K. MacLaury               189,772,120          1,431,718
          Glen D. Nelson                  189,767,070          1,436,768
          Anita M. Pampusch               189,761,230          1,442,608
          Gordon M. Sprenger              189,817,158          1,386,680

       (2) By a vote of 190,197,086 in favor, 484,243 against and 522,509 abstaining, the shareholders ratified the selection of KPMG Peat Marwick LLP as the independent auditors for The St. Paul.

       (3) By a vote of 174,899,952 in favor, 15,391,092
           against and 911,122 abstaining, the shareholders approved The St. Paul's Amended and Restated 1994
           Stock Incentive Plan.

       (4) By a vote of 181,885,722 in favor, 8,345,113
           against and 971,331 abstaining, the shareholders approved The St. Paul's Annual Incentive Plan.


Item 5.   Other Information.
            Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

         (b) Reports on Form 8-K.

               1)   The St. Paul filed a Form 8-K Current
                    Report dated January 6, 1999, relating to the election of James E. Gustafson as president and chief operating officer of The St. Paul.

               2)   The St. Paul filed a Form 8-K Current
                    Report dated January 29, 1999, relating to the announcement of its financial results for the year ended Dec. 31, 1998.

               3)   The St. Paul filed a Form 8-K Current
                    Report dated March 4, 1999, related to the announcement of its revised financial results for the year ended Dec. 31, 1998.

               4)   The St. Paul filed a Form 8-K Current
                    Report dated April 30, 1999, relating to the announcement of its financial results for the quarter ended March 31, 1999.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  May 17, 1999                 By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Senior Vice President
                                    and Chief Legal Counsel
                                    (Authorized Signatory)


Date:  May 17, 1999                 By  /s/ Thomas A. Bradley
                                        ---------------------
                                    Thomas A. Bradley
                                    Senior Vice President
                                      and Corporate Controller
                                    (Principal Accounting Officer)

                         EXHIBIT INDEX
                        ---------------

Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*.................................

(3)  (i) Articles of incorporation*................................
     (ii) By-laws*.................................................

(4)  Instruments defining the rights of security holders,
        including indentures*......................................

(10) Material contracts............................................

     (i) Amendment to Letter Agreement between The St. Paul
         and Mr. Paul J. Liska related to the terms of his
         employment**..............................................(1)

     (ii) The Special Leveraged Stock Purchase Plan**..............(1)

(11) Statement re computation of per share earnings**..............(1)

(12) Statement re computation of ratios**..........................(1)

(15) Letter re unaudited interim financial information*............

(18) Letter re change in accounting principles*....................

(19) Report furnished to security holders*.........................

(22) Published report regarding matters submitted to
        vote of security holders*..................................

(23) Consents of experts and counsel*..............................

(24) Power of attorney*............................................

(27) Financial data schedule**.....................................(1)

(99) Additional exhibits*..........................................


   * These items are not applicable.

   ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to The St. Paul Companies, Inc., 385 Washington Street, Saint Paul, MN 55102, Attention: Corporate Secretary.

  (1)  Filed herewith.