Form 10-Q
period 1999-06-30
ST PAUL COMPANIES INC /MN/
filed 1999-08-12
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---     THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended      June 30, 1999
                                               -------------
                                   or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                             -----------  ---------

                    Commission File Number  0-3021
                                            ------

                     THE ST. PAUL COMPANIES, INC.
              ------------------------------------------
         (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
       -------------------------           -------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                   No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------              ----------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code:  (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at August 9, 1999, was 226,638,192.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                               Page No.
PART I. FINANCIAL INFORMATION                                 ----------

     Consolidated Statements of Operations (Unaudited),
       Three Months and Six Months Ended June 30, 1999 and 1998    3


     Consolidated Balance Sheets, June 30, 1999
         (Unaudited) and December 31, 1998                         4


     Consolidated Statements of Shareholders' Equity,
         Six Months Ended June 30, 1999
         (Unaudited) and Twelve Months Ended                       6
         December 31, 1998


     Consolidated Statements of Comprehensive Income
         (Unaudited), Six Months Ended June 30, 1999
         and 1998                                                  7


     Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 1999 and 1998                   8


     Notes to Consolidated Financial Statements
         (Unaudited)                                               9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               22



PART II. OTHER INFORMATION

     Item 1 through Item 6                                        38

     Signatures                                                   38


EXHIBIT INDEX                                                     39

                      PART I     FINANCIAL INFORMATION
                 THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                  Three Months Ended      Six Months Ended
                                       June 30                June 30
(In millions, except per share   -------------------    -------------------
  data)                            1999         1998      1999         1998
                                  -----        -----     -----        -----
Revenues:
  Premiums earned                $1,412        1,468     2,815        2,966
  Net investment income             402          398       797          795
  Asset management                   85           75       166          146
  Realized investment gains          68          136       133          185
  Other                              31           23        61           52
                                  -----        -----     -----        -----
          Total revenues          1,998        2,100     3,972        4,144
                                  -----        -----     -----        -----
Expenses:
  Insurance losses and loss
    adjustment expenses           1,013        1,345     2,048        2,408
  Life policy benefits               85           62       152          122
  Policy acquisition expenses       359          385       699          761
  Operating and administrative      251          596       517          876
                                  -----        -----     -----        -----
          Total expenses          1,708        2,388     3,416        4,167
                                  -----        -----     -----        -----
   Income (loss) from
    continuing operations
    before income taxes
    and cumulative effect of
    accounting change               290         (288)      556         (23)
Income tax expense (benefit)         69          (95)      135         (34)
                                  -----        -----     -----       -----
    Income (loss) from
     continuing operations
     before cumulative effect
     of accounting change           221         (193)      421          11
Cumulative effect of
  accounting change,
  net of taxes                        -            -       (30)          -
                                  -----        -----     -----       -----
    Income (loss) from
     continuing operations          221         (193)      391          11
Loss from discontinued
  operations, net of taxes          (17)         (81)      (22)        (90)
                                  -----        -----     -----       -----
    Net income (loss)              $204         (274)      369         (79)
                                  =====        =====     =====       =====
Basic earnings (loss) per
 common share:
Income (loss) from continuing
 operations before cumulative
 effect of accounting change      $0.97        (0.84)     1.81        0.02
Cumulative effect of
 accounting change,
 net of taxes                         -            -     (0.13)          -
                                  -----        -----     -----       -----
    Income (loss) from
     continuing operations        $0.97        (0.84)     1.68        0.02
Loss from discontinued
 operations, net of taxes         (0.08)       (0.34)    (0.09)      (0.38)
                                  -----        -----     -----       -----
    Net income (loss)             $0.89        (1.18)     1.59       (0.36)
                                  =====        =====     =====       =====
Diluted earnings (loss) per
common share:
Income (loss) from continuing
 operations before cumulative
 effect of accounting change      $0.91        (0.84)     1.71        0.02
Cumulative effect of
 accounting change,
 net of taxes                         -            -     (0.12)          -
                                  -----        -----     -----       -----
    Income (loss) from
     continuing operations         0.91        (0.84)     1.59        0.02
Loss from discontinued
 operations, net of taxes         (0.07)       (0.34)    (0.09)      (0.38)
                                  -----        -----     -----       -----
    Net income (loss)             $0.84        (1.18)     1.50       (0.36)
                                  =====        =====     =====       =====
Dividends declared on
 common stock                     $0.26         0.25      0.52        0.50
                                  =====        =====     =====       =====

            See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                                  June 30,     December 31,
ASSETS                                              1999           1998
------                                          ------------  -------------
                                                 (Unaudited)
Investments:
 Fixed maturities, at estimated fair value          $20,849       $21,056
 Equities, at estimated fair value                    1,393         1,259
 Real estate and mortgage loans                       1,531         1,507
 Venture capital, at estimated fair value               640           571
 Securities lending collateral                        1,822         1,368
 Other investments                                      315           373
 Short-term investments, at cost                        771           982
                                                   --------      --------
     Total investments                               27,321        27,116
Cash                                                    126           120
Investment banking inventory securities                  67           107
Reinsurance recoverables:
 Unpaid losses                                        4,113         3,978
 Paid losses                                            190           157
Ceded unearned premiums                                 285           288
Receivables:
 Underwriting premiums                                2,435         2,152
 Interest and dividends                                 368           361
 Other                                                  204           117
Deferred policy acquisition expenses                  1,007           878
Deferred income taxes                                 1,339         1,193
Office properties and equipment, at cost less
 accumulated depreciation of $478 (1998; $405)          531           518
Goodwill                                                574           592
Other assets                                            769           746
                                                   --------      --------
     Total assets                                   $39,329       $38,323
                                                   ========      ========


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                                   June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 1999          1998
------------------------------------              ----------   -----------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses                $18,486       $18,458
 Future policy benefits                               4,604         4,142
 Unearned premiums                                    3,342         3,266
                                                   --------      --------
   Total insurance reserves                          26,432        25,866
Debt                                                  1,506         1,260
Payables:
 Reinsurance premiums                                   346           291
 Income taxes                                           258           221
 Accrued expenses and other                           1,089         1,238
Securities lending                                    1,822         1,368
Other liabilities                                     1,085           940
                                                   --------      --------
   Total liabilities                                 32,538        31,184
                                                   --------      --------
Company-obligated mandatorily redeemable
 preferred capital securities of subsidiaries
 or trusts holding solely convertible
 subordinated debentures of the Company                 503           503
                                                   --------      --------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1.45 shares authorized; 0.9 shares
  outstanding in 1999 and 1998                          132           134
Guaranteed obligation - PSOP                           (114)         (119)
                                                   --------      --------
   Total preferred shareholders' equity                  18            15
                                                   --------      --------
Common:
Common stock, 480 shares authorized;
  227 shares outstanding (234 shares in 1998)         2,078         2,128
Retained earnings                                     3,541         3,480
Accumulated other comprehensive income:
 Unrealized appreciation                                670         1,027
 Unrealized loss on foreign currency translation        (19)          (14)
                                                   --------      --------
   Total accumulated other comprehensive income         651         1,013
                                                   --------      --------
   Total common shareholders' equity                  6,270         6,621
                                                   --------      --------
   Total shareholders' equity                         6,288         6,636
                                                   --------      --------
   Total liabilities, redeemable preferred
     securities and shareholders' equity            $39,329       $38,323
                                                   ========      ========

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                     Six           Twelve
                                                 Months Ended   Months Ended
                                                   June 30       December 31
                                                 ------------   ------------
                                                     1999            1998
                                                    ------          ------
                                                 (Unaudited)
Preferred shareholders' equity:
Series B PSOP convertible preferred stock:
  Beginning of period                                 $134            $138
  Redemptions during period                             (2)             (4)
                                                   -------         -------
    End of period                                      132             134
                                                   -------         -------
Guaranteed obligation - PSOP:
  Beginning of period                                 (119)           (121)
  Principal payments                                     5               2
                                                   -------         -------
    End of period                                     (114)           (119)
                                                   -------         -------
    Total preferred shareholders' equity                18              15
                                                   -------         -------
Common shareholders' equity:
Common stock:
  Beginning of period                                2,128           2,057
  Stock issued under stock incentive plans              22              70
  Stock issued for preferred shares redeemed             3               8
  Reacquired common shares                             (75)            (35)
  Other                                                  -              28
                                                   -------         -------
    End of period                                    2,078           2,128
                                                   -------         -------
Retained earnings:
  Beginning of period                                3,480           3,720
  Net income                                           369              89
  Dividends declared on common stock                  (114)           (223)
  Dividends declared on preferred
    stock, net of taxes                                 (4)             (9)
  Reacquired common shares                            (190)           (100)
  Tax benefit on employee options and awards             2               7
  Premium on preferred shares redeemed                  (2)             (4)
                                                   -------         -------
    End of period                                    3,541           3,480
                                                   -------         -------
 Unrealized appreciation, net of taxes:
  Beginning of period                                1,027             846
  Change during the period                            (357)            181
                                                   -------         -------
    End of period                                      670           1,027
                                                   -------         -------
Unrealized gain (loss)loss on foreign currency
 translation, net of taxes:
  Beginning of period                                  (14)            (23)
  Change during the period                              (5)              9
                                                   -------         -------
    End of period                                      (19)            (14)
                                                   -------         -------
Guaranteed obligation - ESOP:
  Beginning of period                                    -              (8)
  Principal payments                                     -               8
                                                   -------         -------
    End of period                                        -               -
                                                   -------         -------
    Total common shareholders' equity                6,270           6,621
                                                   -------         -------
    Total shareholders' equity                      $6,288          $6,636
                                                   =======         =======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)


                                      Three Months Ended    Six Months Ended
                                           June 30              June 30
                                      ------------------    ----------------
                                          1999      1998       1999     1998
                                        ------    ------     ------   ------
                                                    (In thousands)


Net income (loss)                         $204     $(274)      $369     $(79)
                                         -----     -----      -----    -----
Other comprehensive income, net of
 taxes:
  Change in unrealized appreciation      (249)       (28)      (357)      21
  Change in unrealized loss on
      foreign currency translation         (3)        (4)        (5)       -
                                         -----     -----      -----    -----
  Other comprehensive income (loss)      (252)       (32)      (362)      21
                                         -----     -----      -----    -----
     Comprehensive income (loss)          $(48)    $(306)        $7     ($58)
                                         =====     =====      =====    =====


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                      Six Months Ended
                                                           June 30
                                                  -----------------------
                                                        1999         1998
                                                    --------      -------

OPERATING ACTIVITIES
  Net income (loss)                                     $369         $(79)
  Adjustments:
   Change in property-liability
    insurance reserves                                   181          351
   Change in reinsurance balances                       (117)        (112)
   Change in premiums receivable                        (341)         (58)
   Change in asset management balances                    16           (3)
   Depreciation and amortization                          69           64
   Realized investment gains                            (133)        (185)
   Other                                                 (79)           3
                                                       -----        -----
     Net Cash Used by
       Operating Activities                              (35)         (19)
                                                       -----        -----
INVESTING ACTIVITIES
Purchase of investments                               (3,440)      (2,288)
Proceeds from sales and
  maturities of investments                            2,923        2,433
Change in short-term investments                         170           16
Change in open security transactions                      54          101
Net purchases of office properties
  and equipment                                          (73)         (52)
Acquisitions                                               -          (98)
Other                                                    (20)         107
                                                       -----        -----
      Net Cash Provided (Used) by
        Investing Activities                            (386)         219
                                                       -----        -----
FINANCING ACTIVITIES
Deposits on universal life
 and investment contracts                                602          181
Withdrawals on universal life
 and investment contracts                                (56)        (131)
Dividends paid on common and preferred stock            (123)        (103)
Proceeds from issuance of debt                           286           36
Repayment of debt                                        (41)        (194)
Repurchase of common shares                             (265)           -
Stock options exercised and other                         22           27
                                                       -----        -----
       Net Cash Provided (Used) by
         Financing Activities                            425         (184)
                                                       -----        -----
Effect of exchange rate changes on cash                    2            -
                                                       -----        -----
    Increase in cash                                       6           16
    Cash at beginning of period                          120          113
                                                       -----        -----
    Cash at end of period                               $126         $129
                                                       =====        =====

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                             June 30, 1999



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

In July 1999, The St. Paul announced an agreement to sell its standard personal insurance business to MetLife Auto and Home. The results of the operations sold have been accounted for as discontinued operations for all current and prior year periods presented in this report. See Note 9 on page 17 for further information regarding this sale.

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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Earnings Per Share
---------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the average common shares outstanding.

                                      Three Months Ended    Six Months Ended
                                           June 30              June 30
                                      ------------------    ----------------
                                          1999      1998     1999       1998
                                         -----     -----    -----      -----
                                        (In millions, except per share data)

EARNINGS
Basic:
Net income (loss), as reported            $204     $(274)     $369     $(79)
Dividends on preferred stock,
  net of taxes                              (2)       (2)       (4)      (4)
Premium on preferred shares redeemed        (1)       (1)       (2)      (2)
                                         -----     -----     -----    -----
   Net income (loss) available
     to common shareholders               $201     $(277)     $363     $(85)
                                         =====     =====     =====    =====

Diluted:
Net income (loss) available
  to common shareholders                  $201     $(277)     $363     $(85)
Effect of dilutive securities:
  Convertible preferred stock                2         -         3        -
  Convertible monthly income
    preferred securities                     2         -         4        -
  Zero coupon convertible notes              1         -         2        -
                                         -----     -----     -----    -----
   Net income (loss) available
      to common shareholders              $206     $(277)     $372     $(85)
                                         =====     =====     =====    =====

COMMON SHARES
Basic:
  Weighted average common
    shares outstanding                     226       235       228      235
                                         =====     =====     =====    =====
Diluted:
  Weighted average common
    shares outstanding                     226       235       228      235
  Effect of dilutive securities:
    Stock options                            2         -         2        -
    Convertible preferred stock              7         -         7        -
    Convertible monthly income
      preferred securities                   7         -         7        -
    Zero coupon convertible notes            3         -         3        -
                                         -----     -----     -----    -----
           Total                           245       235       247      235
                                         =====     =====     =====    =====

EARNINGS (LOSS) PER SHARE
Basic                                    $0.89    $(1.18)    $1.59   $(0.36)
                                         =====     =====     =====    =====
Diluted                                  $0.84    $(1.18)    $1.50   $(0.36)
                                         =====     =====     =====    =====

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3 - Investments
--------------------

Investment Activity. A summary of investment transactions is presented below.

                                      Six Months Ended June 30
                                      ------------------------
                                         1999           1998
                                       --------       --------
                                             (In millions)
Purchases:
  Fixed maturities                       $2,519         $1,146
  Equities                                  654            820
  Real estate and mortgage loans            110            149
  Venture capital                           107             86
  Other investments                          50             87
                                          -----          -----
    Total purchases                       3,440          2,288
                                          -----          -----
Proceeds from sales and maturities:
  Fixed maturities                        2,039          1,230
  Equities                                  675            915
  Real estate and mortgage loans             78            173
  Venture capital                           110             43
  Other investments                          21             72
                                          -----          -----
    Total sales and maturities            2,923          2,433
                                          -----          -----
    Net purchases (sales)                  $517         $(145)
                                          =====          =====

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                              Six Months Ended      Twelve Months Ended
                               June  30, 1999        December 31, 1998
                              ----------------      -------------------
                                            (In millions)
Fixed maturities                      $(787)                 $203
Equities                                 85                    69
Venture capital                          27                    45
Life deferred policy acquisition
  costs and policy benefits              59                    (1)
Single premium immediate
  annuity reserves                       43                   (17)
Other                                     -                   (16)
                                      -----                 -----
  Total change in pretax
    unrealized appreciation            (573)                  283
Change in deferred taxes                216                  (102)
                                      -----                 -----
  Total change in unrealized
     appreciation, net of taxes       $(357)                 $181
                                      =====                 =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



Note 4 - Income Taxes
---------------------

The components of income tax expense on income from continuing operations before the cumulative effect of accounting change is as follows :


                           Three Months Ended        Six Months Ended
                                 June 30                 June 30
                             ----------------        ----------------
                               1999      1998         1999       1998
                             ------    ------       ------     ------
                                          (In millions)

Federal current tax
 expense (benefit)             $  2      $ (7)       $  14      $  44
Federal deferred tax
 expense (benefit)               59       (93)         105        (93)
                              -----     -----        -----      -----
  Total federal income tax
    expense (benefit)            61      (100)         119        (49)
Foreign income taxes              6         3           13         10
State income taxes                2         2            3          5
                              -----     -----        -----      -----
  Total income tax expense
   (benefit) on continuing
   operations                   $69      $(95)        $135       $(34)
                              =====     =====        =====      =====


Note 5 - Contingent Liabilities
-------------------------------

In the ordinary course of conducting business, The St. Paul and some of its subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by those companies. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of the company's operations in certain ways. Although it is possible that the settlement of a contingency may be material to The St. Paul's results of operations and liquidity in the period in which the settlement occurs, The St. Paul believes that the total amounts that it or its subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on its overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental and Asbestos Claims" in Management's Discussion and Analysis for information on these claims.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 6 - Debt
-------------

Debt consists of the following:
                                    June 30,             December 31,
                                      1999                   1998
                                 ---------------        ---------------
                                  Book      Fair         Book      Fair
                                 Value     Value        Value     Value
                                 -----    ------        -----    ------
                                              (In millions)

  Medium-term notes               $617      $618         $637      $675
  Commercial paper                 434       434          257       257
  8 3/8% senior notes              150       156          150       160
  Zero coupon convertible notes     92        97          111       118
  7 1/8% senior notes               80        81           80        86
  Variable rate borrowings          64        64            -         -
  Floating rate notes               46        46            -         -
  Real estate mortgages             15        16           15        16
  Nuveen short-term borrowings       8         8           10        10
                                 -----     -----        -----     -----
     Total debt                 $1,506    $1,520       $1,260    $1,322
                                 =====     =====        =====     =====

A number of The St. Paul's real estate entities are parties to variable rate loan agreements aggregating $63.8 million. The borrowings mature in the year 2030, with principal paydowns starting in the year 2006. The interest rate is set weekly by a third party, and was 3.8% at June 30, 1999.


Note 7 - Segment Information
----------------------------

The St. Paul has seven reportable business segments in its property-liability insurance operation, consisting of the Commercial Lines Group, Specialty Commercial, Surety, Specialty Auto, International, Reinsurance and Investment Operations. (In July 1999, The St. Paul announced an agreement to sell its standard personal insurance business to Metropolitan Property and Casualty Insurance Company in a transaction expected to close near the end of the third quarter of 1999, subject to regulatory approval. The results of the operations to be sold have been accounted for as discontinued operations for all current and prior year periods presented in this report and are not included in The St. Paul's segment data). The St. Paul also has a life insurance segment (Fidelity and Guaranty Life) and an asset management segment (The John Nuveen Company). The St. Paul evaluates the performance of its property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The life insurance and asset management segments are evaluated based on their respective pretax operating results, which include investment income. The St. Paul does not aggregate its segments for purposes of reporting segment information.

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

The tabular information on the following pages provides revenue and income data for each of The St. Paul's business segments for the three months and six months ended June 30, 1999 and 1998. In 1999, The St. Paul revised its segment reporting structure to separately disclose its Surety underwriting operation as a business

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

segment, which differs from its prior classification as a component of the Commercial Lines Group. This revision reflects the distinct nature of this operation, which provides surety bond coverages (primarily for construction contractors). The Surety operation is managed and evaluated separately from other components of the Commercial Lines Group, and is also the largest underwriter of surety bonds in North America, based on 1997 written premium volume. Segment information for 1998 has been restated to be consistent with the 1999 presentation.

                                 Three Months Ended      Six Months Ended
                                      June 30                 June 30
                                 ------------------     ------------------
                                    1999       1998       1999        1998
                                   -----      -----      -----      ------
                                                 (In millions)
Revenues from Continuing
 Operations
Property-liability
 insurance:
  U.S. Underwriting:
   Commercial Lines Group           $526       $564     $1,029      $1,155
   Specialty Commercial              318        334        679         672
   Surety                             94         91        184         164
   Specialty Auto                     56         63        114         120
                                   -----      -----      -----       -----
     Total U.S. Underwriting         994      1,052      2,006       2,111
   International                     139        127        260         241
                                   -----      -----      -----       -----
     Total primary
      insurance operations         1,133      1,179      2,266       2,352
   Reinsurance                       242        263        484         564
                                   -----      -----      -----       -----
    Total property-liability
     premiums earned               1,375      1,442      2,750       2,916
                                   -----      -----      -----       -----
   Investment operations:
    Net investment income            321        331        643         663
    Realized investment gains         71        132        132         180
                                   -----      -----      -----       -----
    Total investment operations      392        463        775         843
   Other                              27         20         53          42
                                   -----      -----      -----       -----
    Total property-
     liability insurance           1,794      1,925      3,578       3,801
                                   -----      -----      -----       -----
Life insurance                       110         94        209         184
                                   -----      -----      -----       -----
Asset management                      86         76        169         149
                                   -----      -----      -----       -----
     Total reportable segments     1,990      2,095      3,956       4,134
Parent company, other
 operations and
 consolidating eliminations            8           5        16          10
                                   -----       -----     -----       -----
     Total revenues from
      continuing operations       $1,998      $2,100    $3,972      $4,144
                                   =====       =====     =====       =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                  Three Months Ended      Six Months Ended
                                       June 30                June 30
                                   -----------------      ----------------
                                    1999        1998      1999        1998
                                   -----       -----     -----       -----
                                               (In millions)

Income (Loss) from
 Continuing Operations
 Before Income Taxes and
 Cumulative Effect
 of Accounting Change
Property-liability
 insurance:
  U.S. Underwriting:
   Commercial Lines Group           $(77)      $(349)    $(172)      $(427)
   Specialty Commercial              (26)        (42)      (43)        (47)
   Surety                             13          19        28          33
   Specialty Auto                      -           1         -          (1)
                                   -----       -----     -----       -----
    Total U.S. Underwriting          (90)       (371)     (187)       (442)
   International                     (17)        (15)      (53)        (40)
                                   -----       -----     -----       -----
    Total primary insurance         (107)       (386)     (240)       (482)
   Reinsurance                         6           2        29          16
                                   -----       -----     -----       -----
    Total GAAP underwriting
     result                         (101)       (384)     (211)       (466)
                                   -----       -----     -----       -----
   Investment operations:
    Net investment income            321         331       643         663
    Realized investment gains         71         132       132         180
                                   -----       -----     -----       -----
     Total investment
      operations                     392         463       775         843
    Other                             (1)       (190)      (21)       (217)
                                   -----       -----     -----       -----
     Total property-
      liability insurance            290        (111)      543         160
                                   -----       -----     -----       -----
Life insurance                         9         (33)       28         (14)
                                   -----       -----     -----       -----
Asset management:
  Pretax income before
   minority interest                  40          33        77          64
  Minority interest                  (10)         (8)      (18)        (15)
                                   -----       -----     -----       -----
     Total asset management           30          25        59          49
                                   -----       -----     -----       -----
     Total reportable segments       329        (119)      630         195
Parent company, other
 operations and
 consolidating eliminations          (39)       (169)      (74)       (218)
                                   -----        -----    -----       -----
     Total income from
      continuing operations
      before income taxes and
      cumulative effect of
      accounting change             $290        $(288)    $556        $(23)
                                   =====        =====    =====       =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance
--------------------

The St. Paul's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to The St. Paul's acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks The St. Paul has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect The St. Paul from potential losses in excess of the amount it is prepared to accept.

The St. Paul expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, The St. Paul will pay these amounts. The St. Paul has established allowances for possible nonpayment of amounts due to it.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:



                                Three Months           Six Months
                               Ended June 30         Ended June 30
                             ----------------       ---------------
($ in millions)               1999       1998        1999      1998
                             -----      -----       -----     -----

Written premiums:
   Direct                   $1,201     $1,185      $2,375    $2,465
   Assumed                     580        426         900       764
   Ceded                      (250)      (163)       (423)     (387)
                             -----      -----       -----     -----
   Net premiums written      1,531      1,448       2,852     2,842
                             =====      =====       =====     =====
Earned premiums:
   Direct                    1,256      1,292       2,506     2,680
   Assumed                     376        344         710       711
   Ceded                      (220)      (168)       (401)     (425)
                             -----      -----       -----     -----
   Net premiums earned       1,412      1,468       2,815     2,966
                             =====      =====       =====     =====

Insurance losses and loss
adjustment expenses:
   Direct                    1,051      1,262       2,009     2,248
   Assumed                     222        264         496       502
   Ceded                      (260)      (181)       (457)     (342)
                             -----      -----       -----     -----
   Net insurance
   losses and loss
   adjustment expenses      $1,013     $1,345      $2,048    $2,408
                             =====      =====       =====     =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Discontinued Operations
--------------------------------

In June 1999, The St. Paul made a strategic decision to sell its standard personal insurance business. On July 12, 1999 an agreement was reached to sell this business to Metropolitan Property and Casualty Insurance Company (Metropolitan) for approximately $600 million. As a result, the standard personal insurance operations were accounted for as a discontinued operation for the second quarter and first six months of 1999, and prior period results were restated to be consistent with the 1999 presentation. The Specialty Auto line of business, which was previously aggregated with standard personal insurance to form The St. Paul's Personal Insurance segment for reporting purposes, was not included in this sale.

The St. Paul anticipates that this transaction will close near the end of the third quarter of 1999, subject to regulatory approval. The St. Paul estimates that it will recognize a modest gain on this transaction, net of the costs associated with the sale as well as the estimated loss from operations expected during the third quarter 1999, which will be recorded on closing. Proceeds from the sale, to be received on closing, will be used for general corporate purposes, which may include strategic acquisitions to augment The St. Paul's existing specialty insurance and general commercial lines, expansion of specialty product offerings, and continuation of The St. Paul's common share repurchase program.

Under the terms of the agreement, Metropolitan will purchase the Economy Fire & Casualty Company and its wholly-owned subsidiaries (Economy). Economy's net book value at June 30, 1999 approximates $370 million, including investments and other assets, loss reserves, unearned premium and other liabilities.
As of June 30, 1999, these balance sheet amounts are included in the applicable line items of The St. Paul's consolidated balance sheet. Economy represents a portion of the personal lines business to be sold.

Additionally, The St. Paul will sell its rights and interests in those policies constituting the remaining portion of its standard personal insurance operations and certain related assets. This business will be transferred to Metropolitan by way of a reinsurance and facility agreement pursuant to which The St. Paul will transfer assets, representing the unearned premium on the inforce policies, of approximately $330 million to Metropolitan.

As a result of the sale, all 1,700 standard personal insurance employees of The St. Paul will transfer to Metropolitan, effective on closing. An additional 500 to 600 positions will be eliminated, commensurate with the expected revenue decline from the sale. The severance and other costs related to these terminations will be included in The St. Paul's calculation of its gain on the sale and recognized at closing.


Note 10 - Cumulative Effect of Accounting Change
------------------------------------------------

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

The St. Paul's total accrued pre-tax expense related to insurance assessments was $74 million at March 31, 1999, which consisted of the $46 million first quarter cumulative effect of adopting SOP 97-3 and $28 million of previously recorded liabilities. The accrual was recorded as follows: $53 million in other liabilities, $16 million in insurance reserves, and $5 million in other assets as an offset to deferred premium tax recoverable. The accrued amounts are expected to be disbursed as assessed during a period of up to 30 years.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 11 - Merger with USF&G Corporation
---------------------------------------

On April 24, 1998, The St. Paul issued 66.5 million of its common shares in exchange for all of the outstanding common stock of USF&G Corporation, a holding company for property-liability and life insurance operations.

The St. Paul recorded a pretax charge to earnings of $292 million in the second quarter of 1998 related to the merger, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. The St. Paul estimated that approximately 2,000 positions would be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, were affected by the reductions. The number of positions expected to be reduced by function included approximately 950 in The St. Paul's property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions.
The reductions are occurring throughout the United States. Through June 30, 1999, approximately 2,100 positions had been eliminated, and the cost of termination benefits paid was $124 million. The St. Paul expects to realize annualized pretax expense savings of approximately $210 million as a result of the merger (as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G), primarily due to the reduction in employee salaries and benefits.

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

The following table provides information about the components of the 1998 charge, payments made and the balance of accrued amounts remaining at June 30, 1999.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 11 - Merger with USF&G Corporation (continued)
--------------------------------------------------


                                          Pre-tax
Charges to earnings:                      Charge
-------------------                       ------
(in millions)

USF&G corporate headquarters               $36
Long-lived assets                           23
Software depreciation acceleration          10
Computer leases and equipment                9
Other equipment and furniture                8
                                         -----
        Subtotal                            86
                                         -----
   Accrued charges subject
     to rollforward:
   -----------------------
                                                                   Reserve at
                                       Pre-tax    Pay-    Adjust-    June 30,
                                        Charge    ments    ments       1999
                                       -------   ------    ------   --------
  Executive severance                      89      $(84)     $(2)        $3
  Other severance                          53       (40)       0         13
  Branch lease exit costs                  34        (5)       0         29
  Transaction costs                        30       (30)       0          -
                                        -----     -----    -----      -----
  Accruals subject to rollforward         206     $(159)     $(2)       $45
                                        -----     =====    =====      =====
          Total                          $292
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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 11 - Merger with USF&G Corporation (continued)
--------------------------------------------------

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

 4) Description of         Limited partnership interests in
    investment:            three citrus groves

    Carrying               $4.5 million prior to writedown of
    amount:                $2.4 million.  Two of the
                           partnership interests have been
                           exchanged for an investment in a new
                           partnership, with one of the
                           original citrus grove partnership
                           interests remaining.  This
                           partnership is carried at a current
                           balance of $.6 million, held in
                           "parent company and other"
                           operations

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 12 - Fourth Quarter 1998 Restructuring Charge
--------------------------------------------------

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

As of June 30, 1999, approximately 300 employees had been terminated under the restructuring plan, and the cost of termination benefits paid was $18 million. The remaining reserve related to severance was written down by $3 million, for a balance at June 30, 1999 of $5 million. Less than $1 million had been paid related to branch leases as of June 30, 1999. Actions to take place under this restructuring plan are expected to be completed by the end of 1999. The St. Paul anticipates realizing annualized pretax expense savings of approximately $50 million in 1999 (compared with 1997 levels), primarily as the result of the reduction in employee salaries and benefits.


Note 13 - Subsequent Event - Cost Reduction Program
---------------------------------------------------

In August 1999, The St. Paul announced a cost reduction program designed to enhance its efficiency and effectiveness in a highly competitive industry environment. The program includes the elimination of approximately 1,000 additional employee positions, primarily staff functions, by year-end 1999. These reductions are separate from positions to be eliminated as a result of the sale of The St. Paul's standard personal insurance business to Metropolitan. The St. Paul expects to record a charge to earnings in the third quarter of 1999, primarily for severance and other expenses related to the cost reduction program.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                          June 30, 1999

In July 1999, The St. Paul announced an agreement to sell its standard personal insurance business to Metropolitan Property and Casualty Insurance Company. The results of the operations to be sold have been accounted for as discontinued operations for all current and prior year periods, and are thus excluded from any table or discussion of continuing operations.

                      Consolidated Results
                      --------------------

The following table summarizes The St. Paul's results for the second quarter and first six months of 1999 and 1998.

                                        Three Months         Six Months
                                       Ended June 30        Ended June 30
                                      --------------       --------------
(in millions,
  except per share data)               1999     1998        1999     1998
                                      -----    -----       -----    -----
 Pretax income (loss):
  Property-liability insurance:
   GAAP underwriting result           $(101)   $(384)      $(211)   $(466)
   Net investment income                321      331         643      663
   Realized investment gains             71      132         132      180
   Other                                 (1)    (190)        (21)    (217)
                                      -----    -----       -----    -----
     Total property-
      liability insurance               290     (111)        543      160
  Life insurance                          9      (33)         28      (14)
  Asset management                       30       25          59       49
  Parent and other                      (39)    (169)        (74)    (218)
                                      -----    -----       -----    -----
   Income (loss) from
    continuing operations
    before income taxes and
    cumulative effect of
    accounting change                   290     (288)        556      (23)
 Income tax expense (benefit)            69      (95)        135      (34)
                                      -----    -----       -----    -----
   Income (loss) from
    continuing operations
    before cumulative effect
    of accounting change                221     (193)        421       11
 Cumulative effect of
    accounting change, net of taxes       -        -         (30)       -
                                      -----    -----       -----    -----
   Income (loss) from
    continuing operations               221     (193)        391       11
 Loss from discontinued
  operations, net of taxes              (17)     (81)        (22)     (90)
                                      -----    -----       -----    -----
     Net income (loss)                 $204    $(274)       $369     $(79)
                                      =====    =====       =====    =====
  Diluted net income (loss)
    per common share                  $0.84   $(1.18)      $1.50   $(0.36)
                                      =====    =====       =====    =====

The St. Paul's pretax income from continuing operations of $290 million in the second quarter of 1999 represented a significant improvement over the pretax loss of $288 million in the same 1998 period. The 1998 loss included a pretax charge of $292 million related to The St. Paul's merger with USF&G, primarily for severance and other employee-related costs and facilities exit costs. The 1998 pretax loss from continuing operations also included a $215 million provision to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger, and a $41 million writedown in the carrying value of deferred acquisition costs in The St. Paul's life insurance segment. Excluding these charges, which totaled $548 million, pretax income from continuing operations totaled $260 million in 1998's second quarter, $30 million less than the equivalent total of $290 million in this year's second quarter. Earnings growth in 1999 resulted from an improvement in property-liability underwriting results and a reduction in expenses due to merger-related efficiencies, which were partially offset by declines in the property-liability operations' investment income and realized investment gains. Through the first six months of 1999, pretax income from continuing operations of $556 million was 6% higher than comparable 1998 income of $525 million (excluding the charges referred to above).

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                Consolidated Results (continued)
                -------------------------------

The merger-related efficiencies realized in the first half of 1999 primarily resulted from the elimination of duplicate functions throughout the combined organization, including the consolidation of corporate headquarters' functions, and the elimination of approximately 2,100 employees since the consummation of the merger. By the end of 1999, The St. Paul expects to realize pretax annualized expense savings of approximately $260 million (as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G) as a result of the merger and the restructuring of its Commercial Lines Group and Specialty Commercial underwriting business segments in late 1998.

The St. Paul's net income for the first half of 1999 totaled $369 million, compared with a net loss of $79 million in the same period of 1998, which reflected the impact of earnings charges recorded in last year's second quarter. Net income in 1999 included a pretax expense of $46 million ($30 million after-tax), representing the cumulative effect of adopting the AICPA's Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for recognizing and measuring liabilities for guaranty and other insurance-related assessments.

In June 1999, The St. Paul made a strategic decision to exit the standard personal property-liability insurance market, and in July 1999, announced an agreement to sell those operations to Metropolitan Property and Casualty Insurance Company (Metropolitan) in a transaction expected to close near the end of the third quarter of 1999, subject to regulatory approval. Accordingly, the results of these operations have been segregated and presented as discontinued operations for all periods presented in this report. The loss from discontinued operations reported for the second quarter and first six months of 1998, respectively, include a $35 million pretax provision to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger, and also reflect the impact of severe catastrophe losses resulting from several spring storms in the second quarter of the year.

Under terms of the sale agreement, Metropolitan will purchase the Economy Fire & Casualty Company (a wholly-owned subsidiary of The St. Paul) and its wholly-owned subsidiaries, as well as the rights and interests in those policies constituting the remaining standard personal insurance operations of The St. Paul. These rights and interests will be transferred to Metropolitan by way of a reinsurance and facility agreement pursuant to which The St. Paul will transfer assets, representing the unearned premium on the inforce policies, of approximately $330 million to Metropolitan.

The sale is a strategic move to focus The St. Paul's property-liability insurance operations on its business and professional insurance lines. Proceeds from the sale are expected to total approximately $600 million, and The St. Paul expects to realize a modest gain upon completion of the sale. The approximately 1,700 employees of The St. Paul directly involved in the personal insurance business will be transferred to Metropolitan upon the closing of the transaction. As a result of the sale, The St. Paul plans to terminate an additional 500 to 600 employees by the end of 1999 to maintain expenses at a level commensurate with a smaller revenue base going forward. The severance and other related costs associated with the elimination of these positions will be included in The St. Paul's calculation of its anticipated gain on the sale to be recorded on the closing.

In August 1999, The St. Paul announced a cost reduction program designed to enhance its efficiency and effectiveness in a highly competitive industry environment. The program includes the elimination of approximately 1,000 additional employee positions, primarily staff functions, by year-end 1999. This new initiative is separate from the actions associated with The St. Paul's pending sale of its standard personal insurance operations to Metropolitan. The St. Paul expects to record a charge to earnings in the third quarter of 1999, primarily for severance and other expenses related to the cost reduction program.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

                  Property-Liability Insurance
                  ----------------------------

The following summarizes key financial results by property-
liability underwriting business segment (Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis):
                                 % of       Three Months      Six Months
                                 1999      Ended June 30    Ended June 30
($ in millions)                Written     -------------    -------------
                               Premiums     1999    1998     1999    1998
                               --------    -----   -----    -----   -----
    Commercial Lines Group:
      Written Premiums             35%      $507     543    1,007   1,094
      Underwriting Result                   $(77)   (349)    (172)   (427)
      Combined Ratio                       114.9   165.6    116.3   139.4

    Specialty Commercial:
      Written Premiums             20%      $264     259      578     540
      Underwriting Result                   $(26)    (42)     (43)    (47)
      Combined Ratio                       111.1   116.1    109.7   111.3

    Surety:
      Written Premiums              8%      $111     109      214     200
      Underwriting Result                    $13      19       28      33
      Combined Ratio                        80.5    79.4     79.8    79.1

    Specialty Auto:
      Written Premiums              4%       $58      61      124     134
      Underwriting Result                     $-       1        -      (1)
      Combined Ratio                        99.6    99.1     98.9    98.2
                                -----      -----   -----    -----   -----
      Total U.S.
        Underwriting:
      Written Premiums            67%       $940     972    1,923   1,968
      Underwriting Result                   $(90)   (371)    (187)   (442)
      Combined Ratio                       110.1   139.2    110.1   124.0

    International:
      Written Premiums            12%       $236     158      345     279
      Underwriting Result                   $(17)    (15)     (53)    (40)
      Combined Ratio                       109.9   110.5    118.1   115.1
                                -----      -----   -----    -----   -----
      Total Primary
        Insurance:
      Written Premiums            79%     $1,176   1,130    2,268   2,247
      Underwriting Result                  $(107)   (386)    (240)   (482)
      Combined Ratio                       109.3   135.8    110.9   122.9

    Reinsurance:
      Written Premiums            21%       $355     318      584     595
      Underwriting Result                     $6       2       29      16
      Combined Ratio                        90.1    95.4     91.4    95.9
                                -----      -----   -----    -----   -----

    Total Property-Liability
    Insurance:
      Written Premiums           100%     $1,531   1,448    2,852   2,842
      GAAP Underwriting Result             $(101)   (384)    (211)   (466)

    Statutory Combined Ratio:
      Loss and Loss Expense Ratio           73.7    93.3     74.5    82.6
      Underwriting Expense Ratio            32.0    35.0     32.9    35.1
                                           -----   -----    -----   -----
      Combined Ratio                       105.7   128.3    107.4   117.7
                                           =====   =====    =====   =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------
Overview
--------
Consolidated written premiums from continuing operations of $1.53 billion in the second quarter of 1999 were 6% higher than comparable 1998 premiums of $1.45 billion. Premium volume in The St. Paul's U.S. Underwriting operations declined 3% from 1998's second quarter, reflecting the impact of competitive domestic market conditions, and corrective underwriting and pricing actions implemented in the Commercial Lines Group aimed at improving the quality of that book of business. That decline, however, was more than offset by a significant increase in International volume and growth in Reinsurance premiums. Year-to-date written premiums of $2.85 billion were virtually level with the same period of 1998, with an 8% decline in Commercial Lines Group volume substantially offset by new business growth in the Surety and International segments.

The consolidated loss ratio, measuring insurance losses and loss adjustment expenses as a percentage of earned premiums, was 73.7 for the second quarter of 1999, compared with an adjusted loss ratio of 78.4 in the same period of 1998, which excludes a 14.9 point impact of the $215 million provision to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger. Of the 4.7 point improvement over last year's adjusted second quarter loss ratio, 1.3 points was attributable to a decline in catastrophe losses, from $79 million in 1998 to $58 million in 1999's second quarter. The balance of the improvement over 1998 reflects the effect of profit improvement initiatives implemented in the Commercial Lines Group. Through the first half of 1999, the loss ratio of 74.5 was less than one point better than the adjusted 1998 six-month ratio of 75.2.

The consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 32.0 for the 1999 second quarter, an improvement of three points compared with the 1998 second quarter ratio of 35.0. The expense ratio reduction reflects cost savings realized as a result of the merger with USF&G, and efficiencies resulting from the restructuring of the Commercial Lines Group and Specialty Commercial segments in late 1998. That restructuring resulted in the elimination of approximately 300 positions from these segments during the first six months of 1999. These positions are separate from those positions eliminated as a result of the merger with USF&G. The year-to-date expense ratio of 32.9, over two points better than last year's comparable ratio of 35.1, also reflects the merger-related and restructuring cost savings initiated in 1998.

Underwriting Results by Segment
-------------------------------

Commercial Lines Group
----------------------
The Commercial Lines Group segment includes The St. Paul's Middle Market and Small Commercial business centers, and several other business centers providing specialized products and services for targeted industry groups. Second quarter 1999 written premiums of $507 million declined 7% from comparable 1998 premiums of $543 million. The reduction was centered in the Middle Market business center, where a 16% decline in premium volume reflects the impact of management's initiatives to improve profitability by refusing to underwrite inadequately-priced business. Small Commercial premium volume for the quarter of $116 million increased 4% over the comparable 1998 total of $112 million. Written premiums in the Construction business center grew 10% over the second quarter of 1998, primarily due to price increases and the effect of retroactive premium adjustments on prior year business. Year-to-date premiums for the total Commercial Lines Group segment were 8% below comparable 1998 levels, with the Middle Markets business center accounting for the majority of the decrease.

This segment's underwriting loss of $77 million in the second quarter of 1999 was a significant improvement over last year's second quarter loss of $349 million, which included $197 million of the provision to reflect the application of

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger. Excluding that provision, the 1999 result was still $75 million better than last year's loss of $152 million, reflecting progress achieved through corrective underwriting and pricing initiatives, a decline in catastrophe losses and ongoing expense reductions. The expense ratio in this segment improved by over three points over the second quarter of 1998. The year-to-date underwriting loss of $172 million was $58 million less than the adjusted 1998 loss of $230 million.

Specialty Commercial
--------------------
The Specialty Commercial segment includes the Medical Services, Custom Markets and Professional Markets business centers, all of which provide specialized insurance products and services tailored to meet the needs of specific commercial customer groups. Second-quarter 1999 premium volume totaled $264 million, 2% ahead of comparable 1998 premiums of $259 million. Medical Services' volume grew 10% over the second quarter of 1998, largely due to premiums on a three-year policy recorded during the quarter. Custom Markets' written premiums of $81 million were virtually level with the second quarter of 1998, as an increase in Technology volume was offset by a decline in Surplus Lines production. Professional Markets posted a 4% decline in premiums compared with last year's second quarter, primarily due to a reduction in Public Sector volume. Year-to-date premiums of $578 million in the Specialty Commercial segment grew 7% over the same period of 1998, but that rate was inflated by a first-quarter reporting endorsement on an existing Medical Services account which generated a premium of $37 million. Excluding that amount, six-month 1999 written premiums were level with the same period of 1998.

Excluding the $18 million provision (to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger) from the 1998 second quarter underwriting loss, Specialty Commercial's second quarter 1999 underwriting loss of $26 million was virtually level with 1998. Medical Services' underwriting result improved $9 million over last year's second quarter, but the Technology and Financial and Professional Services business operation experienced a decline in underwriting profitability. The 1999 year-to-date underwriting loss of $43 million in the Specialty Commercial segment was driven by Medical Services; Custom Markets and Professional Markets posted breakeven results through the first half of 1999.

Specialty Auto
--------------
The Specialty Auto segment provides personal property-liability insurance products and services to individuals who are unable to obtain standard coverage due to their inability to meet certain underwriting criteria. These operations were not included in the sale of The St. Paul's standard personal insurance business to Metropolitan. In an increasingly competitive marketplace for these coverages, written premium volume of $58 million in the second quarter was slightly below last year's second-quarter total of $61 million. Year-to-date premiums of $124 million fell 7% short of the comparable 1998 total. This segment posted virtually break-even underwriting results for the second quarter and first six months of both 1999 and 1998.

Surety
------
The St. Paul is the largest underwriter of surety bonds in North America, based on 1998 written premiums. Written premiums in 1999's second quarter of $111 million were virtually level with second-quarter 1998 volume of $109 million. In the first six months of 1999, written premiums of $214 million grew 7% over the comparable 1998 total of $200 million. An increase in contract surety business, driven by the strong economy in the United States and Mexico which has fueled new construction activity, was the chief factor in 1999 premium growth. This segment continues to produce strong results, posting underwriting profits of $13 million and $28 million in the second quarter and first half of 1999, respectively.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

International
-------------
The St. Paul's International segment provides commercial and personal property-liability insurance products and services in selected international markets. Premium volume of $236 million in the second quarter grew almost 50% over the comparable 1998 total of $158 million. Growth was centered in the Lloyd's of London operation, where The St. Paul has significantly increased its underwriting capacity on the syndicates that are managed by the managing agencies that it owns. New commercial business opportunities in Europe and a large account recorded in Canada were also contributing factors to the 1999 growth rate. The strong second quarter premium total pushed year-to-date premiums to $345 million, 23% higher than those for the same period in 1998. The second quarter underwriting loss of $17 million was slightly worse than last year's second quarter loss of $15 million but was significantly better than the first quarter 1999 loss of $36 million. The six-month 1999 loss of $53 million was $13 million worse than the year-to-date 1998 result, primarily due to significant losses in Canada and reserve strengthening in the Global Marine business center in the first quarter.

Reinsurance
-----------
The St. Paul's Reinsurance segment underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and provides products and services to the alternative risk transfer market. Premium volume in the second quarter of $355 million increased 12% over the same period of 1998, primarily the result of new opportunities in non-traditional business as well as changes made to The St. Paul's estimates of premiums that have been earned, but not yet reported, by ceding insurers. Excluding that change in estimate, which added approximately $20 million to the second quarter total, premium volume increased 5% over the second quarter of 1998. Worldwide reinsurance markets remain highly competitive, driven by excess capacity in primary insurance markets which has put downward pressure on the demand for and price of reinsurance coverages. Excluding the impact of the change in estimated premiums, year-to-date volume fell 10% below the comparable 1998 total. The Reinsurance segment posted a $6 million underwriting profit in the second quarter of 1999, pushing the year-to-date profit to $29 million. Underwriting profits in the equivalent periods of 1998 were $2 million and $16 million, respectively. During the second quarter of 1999, the Reinsurance segment ceded, under an aggregate excess of loss reinsurance contract, $56 million in losses, less related ceded premiums of $25 million, for a net recovery of $31 million.

Investment Operations
---------------------
The St. Paul's property-liability insurance operations produced pretax investment income of $321 million in the second quarter of 1999, 3% below the comparable 1998 total of $331 million. Year-to-date pretax investment income of $643 million was also 3% below the 1998 six-month total. Negative underwriting cash flows over the last several quarters (an excess of loss and expense payments over premium revenues) have resulted in a net reduction in the underwriting operations' invested assets compared with the same time in 1998. In addition, merger-related and restructuring payments of $176 million over the last fourteen months have further reduced opportunities for growth in the investment portfolio. Recent investment maturities have also generally been reinvested at current market yields which are lower than the average yield on the portfolio. These factors have resulted in a trend of declining investment income over recent quarters. The St. Paul does not anticipate substantial improvement in its underwriting cash flow situation during the remainder of 1999. The pending sale of The St. Paul's standard personal insurance business, expected to close near the end of the third quarter of 1999, subject to regulatory approval, will result in the transfer of approximately $370 million of net invested assets to Metropolitan, further reducing investment income in the future.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

         Property-Liability Insurance (continued)
         ---------------------------------------

Investment Operations (continued)
--------------------------------
Pretax realized investment gains in The St. Paul's property-liability insurance operations of $71 million in the second quarter of 1999 declined from gains of $132 million in the same period of 1998. Sales of equity and venture capital investments accounted for the majority of the 1999 total. In last year's second quarter, The St. Paul took advantage of favorable market conditions to restructure its equity portfolio, which resulted in an unusually high level of realized gains. Pretax gains for the first half of 1999 totaled $132 million, compared with $180 million through the first six months of 1998.

The $17.2 billion carrying value of the property-liability fixed maturities portfolio on June 30, 1999 included $405 million of pretax unrealized appreciation in market value. An upward movement in market interest rates during the first half of 1999 resulted in a $611 million pretax decline in the unrealized appreciation of the bond portfolio since the end of 1998. Approximately 96% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.8% at June 30, 1999.

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

The following table represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 1999, and the years ended Dec. 31, 1998 and 1997. Amounts in the "net" column are reduced by reinsurance recoverables.

                           1999
Environmental          (six months)        1998           1997
------------           -----------        ------         ------
(in millions)          Gross   Net     Gross   Net     Gross   Net
                       -----  ----     -----  ----     -----  ----

Beginning reserves      $783  $645      $867  $677      $889  $676
Incurred losses            8     9       (16)   26        44    58
Paid losses              (21)  (19)      (68)  (58)      (66)  (57)
                        ----  ----      ----  ----      ----  ----
Ending reserves         $770  $635      $783  $645      $867  $677
                        ====  ====      ====  ====      ====  ====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 1999, and the years ended Dec. 31, 1998 and 1997.

                           1999
Asbestos               (six months)        1998           1997
--------               -----------        ------         ------
(in millions)          Gross   Net     Gross   Net     Gross   Net
                       -----  ----     -----  ----     -----  ----
Beginning reserves      $402  $277      $397  $279      $413  $304
Incurred losses            3     9        44    13        22    (5)
Paid losses              (15)  (11)      (39)  (15)      (38)  (20)
                        ----  ----      ----  ----      ----  ----
Ending reserves         $390  $275      $402  $277      $397  $279
                        ====  ====      ====  ====      ====  ====

The St. Paul's reserves for environmental and asbestos losses at June 30, 1999 represent its best estimate of its ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, The St. Paul cannot give assurances that its ultimate liability for environmental and asbestos losses will, in fact, match current reserves. The St. Paul continues to evaluate new information and developing loss patterns, but it believes any future additional loss provisions for environmental and asbestos claims will not materially impact The St. Paul's results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at June 30, 1999 of $1.16 billion represented approximately 6% of gross consolidated reserves of $18.49 billion.

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

Highlights of F&G Life's financial performance for the second quarter and first six months of 1999 and 1998 were as follows:

                                       Three Months         Six Months
                                      Ended June 30        Ended June 30
                                     --------------       --------------
(in millions)                         1999     1998        1999     1998
                                     -----    -----       -----    -----
Pretax earnings (loss)                  $9     ($33)        $28     ($14)

Sales (annualized premiums)           $312      $71        $616     $151
Premiums and policy charges            $38      $26         $65      $50
Policy surrenders                      $52      $62        $100     $114
Net investment income                  $82      $67        $153     $132

Life insurance in force                                 $11,044  $10,744

F&G Life's pretax earnings in the second quarter and first six months of 1999 benefited from growing spread from increased assets under management and strong product sales, offset by realized investment losses of $9 million and increased product development and channel expansion expenses. The pretax loss of $33 million in the second quarter of 1998 was driven by a $41 million writedown in the carrying value of deferred acquisition costs, and $9 million of charges (primarily for severance and writedowns in the carrying value of investments) related to The St. Paul's merger with USF&G. Excluding realized investment gains and losses in both years and earnings charges in 1998, pretax earnings of $37 million for the first half of 1999 were level with the same period of 1998. After-tax earnings, however, increased slightly over 1998 levels, reflecting the impact of F&G Life's adoption of an investment strategy to allocate 1% of its investment portfolio to tax-favored investments. These investments generate tax credits that have lowered F&G Life's effective tax rate.

The significant increase in sales volume in the second quarter and first six months of 1999 compared with the same periods of 1998 resulted from sales of an equity-indexed annuity product introduced in June 1998. F&G Life has been the leading equity-indexed annuity producer in the United States for the past nine months. Sales of that product accounted for $235 million, or 75%, of total sales in the second quarter, and $485 million, or 79%, of total year-to-date sales. Credited interest rates on this product are tied to the performance of the S&P 500 equity index. Sales of fixed interest rate annuities in 1999 declined due to the negative impact of continued low levels of market interest rates on F&G Life's fixed rate products. The demand for annuity products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, particularly equity-based products.

In July 1999, F&G Life announced that it will begin to provide its products to banks and broker-dealers that specialize in offering annuities and life insurance directly to consumers. The entry into the institutional marketplace, which will complement existing distribution channels, is expected to enable F&G Life to distribute its products in markets to which it has previously had limited access.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                  Life Insurance (continued)
                  -------------------------

The increase in premiums and policy charges over the second quarter and first six months of 1998 resulted from an increase in sales of structured settlement annuities and life-contingent single premium immediate annuities ("SPIA"). Structured settlement annuities are sold primarily to property-liability insurers to settle insurance claims. Sales of structured settlement annuities, annuities with life contingencies and term life insurance are recognized as premiums earned under GAAP. However, sales of investment-type contracts, such as equity-indexed, deferred and tax sheltered annuities and universal life-type contracts are recorded directly on the balance sheet and are not recognized as premium revenue under GAAP. The expansion of the structured settlement program into The St. Paul's property-liability claim organization led to the increase in structured settlement sales. The growth in SPIA sales resulted from an increased emphasis on this product in 1999.

Deferred annuities and universal life products are subject to surrender by policyholders. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. Surrender activity in 1999 has declined from 1998 levels. Policy surrenders in 1998 reflected surrenders on a block of single premium deferred annuities ("SPDA") policies sold through a distributor that ceased doing business with F&G Life in 1997. The decrease in SPDA surrenders in 1999 was partially offset by an increase in tax-sheltered annuity surrenders.

Net investment income in the second quarter and first half of 1999 grew 22% and 16%, respectively, over the same periods of 1998 as a result of an increasing asset base generated by positive cash flow.


                       Asset Management
                       ----------------

The St. Paul's portion of pretax earnings from The John Nuveen Company (Nuveen) was $30 million in the second quarter of 1999, compared with $25 million in 1998's second quarter. For the first half of 1999, The St. Paul's $59 million portion of Nuveen's pretax earnings was 21% higher than comparable earnings of $49 million in 1998. The company holds a 78% interest in Nuveen.

Nuveen's asset management revenues continue to grow at a strong rate, accounting for Nuveen's increase in earnings over 1998.
Those revenues totaled $76 million and $149 million for the second quarter and first six months of 1999, respectively, compared with $67 million and $132 million in the corresponding periods of 1998. Total managed assets grew to $59.5 billion at June 30, 1999, a $4.3 billion increase over year-end 1998 and $7.4 billion higher than at the same time a year ago. The increase was due to new product sales, particularly managed accounts sold through Rittenhouse Financial Services, Inc., a Nuveen subsidiary. At the end of June 1999, Nuveen announced the sale of its investment banking division to U.S. Bancorp Piper Jaffray. The transaction will enable Nuveen to focus on its asset management business. The transaction is not expected to have a material impact on the results of Nuveen's operations.

                       Capital Resources
                       -----------------

Common shareholders' equity totaled $6.27 billion at June 30, 1999, down $350 million from the year-end 1998 total of $6.62 billion, primarily due to a $506 million decline in the after-tax unrealized appreciation of the consolidated fixed maturity investment portfolio and significant common share repurchases, which more than offset The St. Paul's six-month net income of $369 million. The St. Paul repurchased 8.3 million of its common shares for a total cost of $265 million during the first half of 1999, for an average cost of $32.03 per share. An increase in market interest rates during the first six months of 1999 led to the decline in the unrealized appreciation of The St. Paul's bond holdings compared with year-end 1998.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Capital Resources (continued)
                 ----------------------------

Total debt outstanding at June 30, 1999 of $1.51 billion increased by $246 million over the year-end 1998 total of $1.26 billion, primarily due to the issuance of commercial paper to finance the company's common share repurchases. Consolidated debt also reflects the $64 million of variable rate borrowings entered into by a number of The St. Paul's real estate entities, and the February 1999 issuance of $46 million of floating rate notes by a special purpose offshore entity that is providing reinsurance to a property-liability subsidiary of The St. Paul. In March 1999, The St. Paul purchased $33.5 million face amount of its $1,000 principal amount zero coupon convertible notes from note holders for a total cash consideration of $21 million, which represented the original issue price plus the original issue discount accrued to the date of purchase. The St. Paul purchased the notes at the option of the note holders.

Approximately 41% of The St. Paul's consolidated debt outstanding at June 30, 1999 consisted of medium-term notes bearing a weighted-average interest rate of 6.9%. The ratio of total debt to total capitalization of 18% increased from the year-end 1998 ratio of 15%.

The company anticipates that any major capital expenditures during the remainder of 1999 would involve further repurchases of its common shares or acquisitions of existing businesses. At June 30, 1999, The St. Paul had approximately $100 million of capacity to repurchase additional common shares under the $500 million repurchase program authorized by the company's board of directors in November 1998. The St. Paul anticipates that net proceeds from the sale of its standard personal insurance business will be used for general corporate purposes, which may include strategic acquisitions to augment The St. Paul's existing specialty insurance and general commercial lines, expansion of our specialty product offerings, and continuation of The St. Paul's common share repurchase program. There are no major capital improvements planned for the remainder of the year.

For the first six months of 1999, The St. Paul's ratio of earnings to fixed charges was 8.06, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements was 7.29. For the first six months of 1998, The St. Paul's loss from continuing operations before income taxes was inadequate to cover fixed charges by $23 million and combined fixed charges and preferred stock dividend requirements by $32 million. Fixed charges consist of interest expense, distributions on capital securities and that portion of rental expense deemed to be representative of an interest factor.

                           Liquidity
                           ---------

Liquidity is a measure of The St. Paul's ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. Net cash outflows from operating activities totaled $35 million in the first six months of 1999, compared with a net outflow of $19 million in the same period of 1998. Operational cash flows in both 1999 and 1998 were negatively impacted by the decline in premium volume and investment receipts in The St. Paul's property-liability insurance operations, as well as cash disbursements associated with The St. Paul's merger with USF&G and the restructuring of the company's commercial insurance operations. The St. Paul does not anticipate significant improvement in operational cash flows during the remainder of 1999 due to the expected continuation of the decline in premium volume, severance payments associated with the elimination of approximately 1,600 employees by the end of the year, and a further reduction in investment income. On a long-term basis, The St. Paul believes its operational cash flows will benefit from the corrective pricing and underwriting actions under way in its property-liability operations as well as expense control initiatives. The St. Paul's financial strength and conservative level of debt provide it with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                          Market Risk
                          -----------

Upward movement in market interest rates during the first half of 1999 resulted in a significant decline in the unrealized appreciation of the bond portfolio since the end of 1998, as discussed in Property-Liability Insurance - Investment Operations. However, The St. Paul's portfolio mix, and therefore its exposure to market risk, has not changed materially from its position at December 31, 1998.


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

For several years, The St. Paul has been evaluating its computer systems to determine the impact of the Year 2000 issue on its operations. As compliance evaluation of systems has progressed to an advanced stage, a shift of emphasis from evaluation to correction and compliance testing has taken place. The St. Paul has also been working with vendors and members of its distribution network in an effort to address Year 2000 issues that such relationships involve. Finally, The St. Paul has been reviewing and taking action to address non-systems related issues that may arise as a result of the Year 2000 problem, including insurance and reinsurance coverage issues, and it has also been seeking to reduce the Company's Year 2000-related exposures through the development of contingency plans.

The following discussion describes The St. Paul's efforts to date and future plans to deal with the Year 2000 issue. These plans have been and continue to be updated and revised as additional information becomes available.

State of Readiness
------------------
The St. Paul established a Review Board in the third quarter of 1997 to review the remediation and testing methodology applied to the hundreds of internally developed and externally sourced systems used in the Company's corporate headquarters in St. Paul, MN. To coordinate the Year 2000 remediation efforts, The St. Paul created the Year 2000 Project Office, which is responsible for the oversight, coordination and monitoring of Year 2000 efforts including, among other things, reviewing the compliance status of information systems in all operating units and subsidiaries, both foreign and domestic, directing the Year 2000 coordinators assigned to operating units, and formulating company-wide contingency plans.

Prior to The St. Paul's merger with USF&G in April 1998, a separate "Y2K Action Committee" was maintained by USF&G, and a comprehensive program to address each of three identified aspects to the Year 2000 issue (readying USF&G's systems, coordinating with agents and other third parties with whom USF&G interacts, and managing the risk of claims from insured parties) had been established. The Year 2000 program developed by USF&G's Y2K Action Committee has now been integrated into The St. Paul's overall Year 2000 response.

Information Technology Systems
------------------------------
All of The St. Paul's systems, whether internally developed or externally sourced, are subject to the company-wide comprehensive testing and compliance standards promulgated by the Company's Information Services Division (ISD), the oversight and monitoring of which is the responsibility of the Year 2000 Project Office. Insofar as internal systems maintained in St. Paul, MN. are concerned, with few exceptions, Year 2000 compliance was achieved by December 31, 1998. With few exceptions, initial compliance validation of all such systems was completed by March 31, 1999. All subsidiaries not headquartered in Saint Paul, MN or Baltimore, MD completed initial validation testing of their application systems on or before June 30, 1999.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

The Year 2000 Project Office's plan for remediation and validation of externally sourced systems provides for the Company to work with the vendors of those systems to ensure that those systems become Year 2000 compliant at the earliest practicable date. Compliance testing in accordance with ISD standards takes place as and when compliant versions and/or affirmations of compliance from vendors are received. The St. Paul has identified what it believes to be all of its third-party supplied mission critical systems, and, with few exceptions, expects to receive Year 2000 compliant versions and/or affirmations of compliance for each of them, and to complete the validation process, before September 30, 1999.

Third-Party Service Providers and Distribution Network
------------------------------------------------------
The St. Paul relies indirectly on the information technology systems of its service providers and those of its distribution network. The Year 2000 Project Office is communicating with the Company's service providers, including financial institutions providing custody accounts and other services, its independent agents and brokers, and other entities with which it does business, to identify and resolve Year 2000 issues and to determine the potential impact, where relevant, of the possible failure of certain of such persons to achieve Year 2000 compliance on a timely basis. Results of this process are expected to be used in The St. Paul's contingency planning efforts discussed below.

Nuveen Systems
--------------
Having started the development and implementation of internal four-digit date code software and system standards in the early 1980s, Nuveen's Year 2000 program consists primarily of Year 2000 compliance examination and testing of the software packages and hardware provided by third parties and of the systems and software of its service providers. Certification of Year 2000 compliance and testing of critical third-party hardware and software systems used in trade processing at Nuveen was completed by the end of the first quarter of 1999. The remaining certification and testing was completed in the second quarter of 1999. Nuveen is in the process of developing contingency plans based upon its examination of the Year 2000 readiness of its third-party supplied systems and its service providers. Nuveen believes that the costs associated with its Year 2000 efforts will not be material to its operations and financial position.

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

Year 2000 Compliance Program Costs
----------------------------------
The St. Paul has developed and implemented plans to address the system modifications required to prepare for the Year 2000, and does not expect the planning and implementation costs associated with Year 2000 efforts to be material to its results of operations, cash flows or consolidated financial position. Through December 31, 1997, the costs of Year 2000 remediation measures incurred, including costs incurred by USF&G prior to the merger, totaled approximately $8.7 million. The St. Paul incurred costs of approximately $11.3 million in 1998, and it anticipates additional costs of approximately $6.6 million in 1999.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

Contingency Planning
--------------------
During the first half of 1999, contingency plans were developed by business and staff units, field offices and subsidiary location teams in accordance with a model that focuses first on restoring and maintaining infrastructure, and secondly on business resumption. Individual teams identified their critical processes and then identified pre-emptive actions to mitigate the potential impact of a Year 2000 disruption. Teams also developed plans for reacting to potential threat and duration scenarios. Plans have been received and assessed across the organization. Each team has been advised of any required plan modifications and asked to incorporate the modifications by the end of July. Test plans are under development and will encompass integrated testing with a simulated "command center" providing oversight and coordination.

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

As noted above, The St. Paul indirectly relies on the information systems of the many components of its distribution network, which includes thousands of independent agents and brokers. The St. Paul is aware that some of its independent agents and brokers are currently Year 2000 non-compliant and expects that a much lesser number, unknown at this time and expected to consist primarily of smaller agents, will be non-compliant on January 1, 2000. The St. Paul believes that Year 2000-related difficulties experienced by members of its distribution network have the potential to materially disrupt its business and that such potential disruptions constitute its second greatest area of potential exposure to the Year 2000 problem. As part of its contingency planning effort, The St. Paul has been providing information to members of its distribution network intended to sensitize them to the Year 2000 issue and to encourage them to take appropriate steps to become Year 2000 compliant. Although the Company's distribution network consists of thousands of agents and brokers, the number of different systems used by the constituent members is far less. For example, the Company believes that fewer than 20 different types of agency management systems are used by its property-liability insurance agents in the United States. Contingency arrangements are being discussed with distribution network members pursuant to which the Company may, among other provisional steps, provide data in alternative formats and institute temporary direct billing services in the event of a disruption in their individual systems.

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

The St. Paul's standard property and inland marine policies require, among other things, direct physical loss or damage from a covered cause of loss as a condition of coverage. In addition, it is a fundamental principle of all insurance that a loss must be fortuitous to be considered potentially covered. Given the fact that Year 2000-related losses are not unforeseen, and that The St. Paul expects that such losses will not, in most if not all cases, cause direct physical loss or damage, The St. Paul has concluded that its property and inland marine policies do not generally provide coverage for losses relating to Year 2000 issues. To reinforce its view on coverage afforded by such policies, The St. Paul has developed and is implementing a specific Year 2000 exclusion endorsement. The Company may also face claims from the beneficiaries of its surety bonds resulting from Year 2000-related performance failures by the purchasers of the bonds. As with insurance policies in general, because surety claims depend on particular factual situations, specific bond language and other variables, it is not possible to determine in advance whether and to what extent Year 2000-related claims will arise under surety bonds issued by The St. Paul, the amount of any such claims or whether any such claims will by payable under surety bonds issued by The St. Paul.

The St. Paul is taking a number of actions to address its exposure to insurance claims arising from its liability coverages, including individual risk evaluation, communications with insured parties, the use of exclusions in certain types of policies, and classification of high hazard exposures that in the Company's view present unacceptable risk. The St. Paul does not believe that Year 2000-related insurance or reinsurance coverage claims will have a material adverse effect on its earnings, cash flows or financial position. However, the uncertainties of litigation are such that unexpected policy interpretations could compel claim payments substantially beyond the Company's coverage intentions, possibly resulting in a material adverse effect on its results of operations and/or cash flows and a material adverse effect on its consolidated financial position.

Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133 to make it effective for all quarters of fiscal years beginning after June 15, 2000, and prohibits retroactive application to financial statements of prior periods. The St. Paul intends to implement the provisions of SFAS No. 133 in the first quarter of 2001. The St. Paul currently has limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in market indices, foreign currency exchange rates and interest rates. The company cannot at this time reasonably estimate the potential impact of this adoption on its financial position or results of operations for future periods.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


Impact of Accounting Pronouncements to be Adopted in the Future
                          (continued)
---------------------------------------------------------------

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


             Forward-looking Statement Disclosure
             ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements about The St. Paul's expectations concerning: market conditions and their effect on future premiums, revenues, cash flow and investment income; expense savings resulting from the USF&G merger and the restructuring actions announced in 1998 and 1999; the timing of the closing of the sale of the standard personal insurance business and its impact on The St. Paul's earnings; and Year 2000 issues and the company's efforts to address them.

In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; receipt of required approvals and the satisfaction of the conditions to closing for the sale of the standard personal insurance business; the pace and effectiveness of the transfer of that personal insurance business from The St. Paul to Metropolitan; and various other matters, including the effects of the merger with USF&G. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including the impact of system faults, the failure to successfully remediate material systems, the time it may take to remediate system failures once they occur, the failure of third parties (including public utilities, agents and brokers) to properly remediate material Year 2000 problems, and unanticipated judicial interpretations of the scope of the insurance or reinsurance coverage provided by The St. Paul's policies. The St. Paul undertakes no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

               2)   The St. Paul filed a Form 8-K Current
                    Report dated July 12, 1999 relating to the announcement of The St. Paul's sale of its standard personal insurance underwriting operations to Metropolitan Property and Casualty Insurance Company.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)

Date: August 12, 1999               By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                     Senior Vice President-Legal Services
                                    (Authorized Signatory)


Date: August 12, 1999               By  /s/ Thomas A. Bradley
                                        ---------------------
                                    Thomas A. Bradley
                                    Senior Vice President
                                      and Corporate Controller
                                       (Principal Accounting Officer)

                         EXHIBIT INDEX
                        ----------------

Exhibit
---------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession**...................................

    (i) Stock and Asset Purchase Agreement Dated as of July 12, 1999 Between St. Paul Fire and Marine Insurance Company and
         Metropolitan Property and Casualty Insurance Company......... (1)

(3) (i) Articles of incorporation*....................................
    (ii) By-laws*.....................................................

(4)  Instruments defining the rights of security holders,
        including indentures*.........................................

(10) Material contracts...............................................

(11) Statement re computation of per share earnings**................. (1)

(12) Statement re computation of ratios**............................. (1)

(15) Letter re unaudited interim financial information*...............

(18) Letter re change in accounting principles*.......................

(19) Report furnished to security holders*............................

(22) Published report regarding matters submitted to
        vote of security holders*.....................................

(23) Consents of experts and counsel*.................................

(24) Power of attorney*...............................................

(27) Financial data schedule**........................................ (1)

(99) Additional exhibits*.............................................


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