Form 10-Q
period 1999-09-30
ST PAUL COMPANIES INC /MN/
filed 1999-11-15
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ----- THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1999
                                              ------------------
                                   or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ----- OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                            -----------  ----------

                    Commission File Number  0-3021
                                            ------

                      THE ST. PAUL COMPANIES, INC.
           -------------------------------------------------
         (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
     -----------------------------       ------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                   No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code:  (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at November 10, 1999, was 227,254,539.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                                    Page No.
PART I. FINANCIAL INFORMATION                                       -------

  Consolidated Statements of Operations (Unaudited),
   Three Months and Nine Months Ended September 30, 1999 and 1998       3


  Consolidated Balance Sheets, September 30, 1999
   (Unaudited) and December 31, 1998                                    4


  Consolidated Statements of Shareholders' Equity,
    Nine Months Ended September 30, 1999
    (Unaudited) and Twelve Months Ended December 31, 1998               6


  Consolidated Statements of Comprehensive Income
    (Unaudited), Three Months and Nine Months Ended
    September 30, 1999 and 1998                                         7


  Consolidated Statements of Cash Flows (Unaudited),
    Nine Months Ended September 30, 1999 and 1998                       8


  Notes to Consolidated Financial Statements
   (Unaudited)                                                          9


  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       22



PART II. OTHER INFORMATION

     Item 1 through Item 6                                             38

     Signatures                                                        38


EXHIBIT INDEX                                                          39

                        PART I     FINANCIAL INFORMATION
                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                    Three Months Ended    Nine Months Ended
(In millions,                          September 30          September 30
 except per share)                 -------------------    ------------------
                                      1999        1998      1999        1998
Revenues:                            -----       -----     -----       -----
  Premiums earned                   $1,309       1,409     4,124       4,375
  Net investment income                391         391     1,188       1,185
  Asset management                      85          76       251         223
  Realized investment gains             41          25       173         210
  Other                                 30          24        92          76
                                     -----       -----     -----       -----
          Total revenues             1,856       1,925     5,828       6,069
                                     -----       -----     -----       -----
Expenses:
  Insurance losses and loss
    adjustment expenses                890       1,132     2,938       3,541
  Life policy benefits                 101          66       253         188
  Policy acquisition expenses          358         350     1,057       1,110
  Operating and administrative         327         286       845       1,162
                                     -----       -----     -----       -----
          Total expenses             1,676       1,834     5,093       6,001
                                     -----       -----     -----       -----
 Income from continuing
  operations before income
  taxes and cumulative effect
  of accounting change                 180          91       735          68
Income tax expense (benefit)            39         (12)      173         (46)
                                     -----       -----     -----       -----
 Income from continuing
  operations before cumulative
  cumulative effect of
  accounting change                    141         103       562         114
Cumulative effect of accounting
  change, net of taxes                   -           -       (30)          -
                                     -----       -----     -----       -----
 Income from continuing operations     141         103       532         114
Discontinued operations:
 Operating loss, net of taxes            -         (35)      (22)       (125)
 Gain on disposal, net of taxes        186           -       186           -
                                     -----       -----     -----       -----
Income (loss) from discontinued
 operations, net of taxes              186         (35)      164        (125)
                                     -----       -----     -----       -----
      Net income (loss)               $327          68       696         (11)
                                     =====       =====     =====       =====
Basic earnings (loss) per
 common share:
Income from continuing
 operations before cumulative
 effect of accounting change         $0.61        0.42      2.42        0.45
Cumulative effect of
 accounting change, net of taxes         -           -     (0.13)          -
                                     -----       -----     -----       -----
   Income from continuing
    operations                       $0.61        0.42      2.29        0.45
Discontinued operations,
  net of taxes                        0.82       (0.15)     0.72       (0.54)
                                     -----       -----     -----       -----
    Net income (loss)                $1.43        0.27      3.01       (0.09)
                                     =====       =====     =====       =====

Diluted earnings (loss) per
 common share:
Income from continuing
 operations before cumulative
 effect of accounting change         $0.58        0.41      2.29        0.44
Cumulative effect of
 accounting change, net of taxes         -           -     (0.12)          -
                                     -----       -----     -----       -----
   Income from continuing
     operations                       0.58        0.41      2.17        0.44
Discontinued operations,
  net of taxes                        0.76       (0.14)     0.67       (0.53)
                                     -----       -----     -----       -----
    Net income (loss)                $1.34        0.27      2.84       (0.09)
                                     =====       =====     =====       =====

Dividends declared
  on common stock                    $0.26        0.25      0.78        0.75
                                     =====       =====     =====       =====

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                             September 30,     December 31,
ASSETS                                           1999              1998
------                                       -------------     ------------
                                              (Unaudited)
Investments:
 Fixed maturities, at estimated fair value         $19,875          $20,456
 Equities, at estimated fair value                   1,359            1,259
 Real estate and mortgage loans                      1,534            1,507
 Venture capital, at estimated fair value              790              571
 Securities lending collateral                       1,764            1,368
 Other investments                                     245              372
 Short-term investments, at cost                     1,216              965
                                                  --------          -------
     Total investments                              26,783           26,498
Cash                                                   175              146
Investment banking inventory securities                 52              107
Reinsurance recoverables:
 Unpaid losses                                       4,267            3,974
 Paid losses                                           162              157
Ceded unearned premiums                                305              288
Receivables:
 Underwriting premiums                               2,289            2,085
 Interest and dividends                                370              354
 Other                                                 168               52
Deferred policy acquisition expenses                   939              878
Deferred income taxes                                1,421            1,193
Office properties and equipment, at cost less
 accumulated depreciation of $472 (1998; $390)         521              510
Goodwill                                               513              592
Other assets                                         1,238            1,030
                                                  --------         --------
     Total assets                                  $39,203          $37,864
                                                  ========         ========


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                                September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                1999           1998
------------------------------------            -------------   ------------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses               $18,122          $18,186
 Future policy benefits                              4,681            4,142
 Unearned premiums                                   3,222            3,092
                                                  --------         --------
   Total insurance reserves                         26,025           25,420
Debt                                                 1,316            1,260
Payables:
 Reinsurance premiums                                  508              291
 Income taxes                                          439              221
 Accrued expenses and other                          1,293            1,225
Securities lending                                   1,764            1,368
Other liabilities                                      958              940
                                                  --------         --------
   Total liabilities                                32,303           30,725
                                                  --------         --------
Company-obligated mandatorily redeemable
 preferred capital securities of subsidiaries
 or trusts holding solely convertible
 subordinated debentures of the Company                477              503
                                                  --------         --------
Shareholders' equity:
Preferred:
Series B convertible preferred stock;
  1.45 shares authorized; 0.9 shares
  outstanding in 1999 and 1998                         131              134
Guaranteed obligation - PSOP                          (105)            (119)
                                                  --------         --------
   Total preferred shareholders' equity                 26               15
                                                  --------         --------
Common:
Common stock, 480.0 shares authorized;
 226.8 shares outstanding (233.7 shares in 1998)     2,085            2,128
Retained earnings                                    3,809            3,480
Accumulated other comprehensive income:
 Unrealized appreciation                               527            1,027
 Unrealized loss on foreign currency translation       (24)             (14)
                                                  --------         --------
   Total accumulated other comprehensive income        503            1,013
                                                  --------         --------
   Total common shareholders' equity                 6,397            6,621
                                                  --------         --------
   Total shareholders' equity                        6,423            6,636
                                                  --------         --------
   Total liabilities, redeemable preferred
     securities and shareholders' equity           $39,203          $37,864
                                                  ========         ========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                     Nine         Twelve
                                                 Months Ended  Months Ended
                                                 September 30  December 31
                                                 ------------  ------------
                                                      1999          1998
                                                    -------       -------
                                                  (Unaudited)
Preferred shareholders' equity:
Series B PSOP convertible preferred stock:
  Beginning of period                                    $134          $138
  Redemptions during period                                (3)           (4)
                                                       ------        ------
    End of period                                         131           134
                                                       ------        ------
Guaranteed obligation - PSOP:
  Beginning of period                                    (119)         (121)
  Principal payments                                       14             2
                                                       ------        ------
    End of period                                        (105)         (119)
                                                       ------        ------
    Total preferred shareholders' equity                   26            15
                                                       ------        ------
Common shareholders' equity:
Common stock:
  Beginning of period                                   2,128         2,057
  Stock issued under stock incentive plans                 26            70
  Stock issued for preferred shares redeemed                6             8
  Reacquired common shares                                (75)          (35)
  Other                                                     -            28
                                                       ------        ------
    End of period                                       2,085         2,128
                                                       ------        ------
Retained earnings:
  Beginning of period                                   3,480         3,720
  Net income                                              696            89
  Dividends declared on common stock                     (176)         (223)
  Dividends declared on preferred stock, net of taxes      (8)           (9)
  Reacquired common shares                               (190)         (100)
  Tax benefit on employee options and awards               10             7
  Premium on preferred shares redeemed                     (3)           (4)
                                                       ------        ------
    End of period                                       3,809         3,480
                                                       ------        ------
 Unrealized appreciation, net of taxes:
  Beginning of period                                   1,027           846
  Change during the period                               (500)          181
                                                       ------        ------
    End of period                                         527         1,027
                                                       ------        ------
Unrealized gain (loss)loss on foreign currency
 translation, net of taxes:
  Beginning of period                                     (14)          (23)
  Change during the period                                (10)            9
                                                       ------        ------
    End of period                                         (24)          (14)
                                                       ------        ------
Guaranteed obligation - ESOP:
  Beginning of period                                       -            (8)
  Principal payments                                        -             8
                                                       ------        ------
    End of period                                           -             -
                                                       ------        ------
    Total common shareholders' equity                   6,397         6,621
                                                       ------        ------
    Total shareholders' equity                         $6,423        $6,636
                                                       ======        ======
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)


                                      Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                      ------------------   ----------------
                                          1999      1998     1999      1998
                                         -----     -----    -----     -----



Net income (loss)                         $327       $68     $696      $(11)
                                        ------    ------   ------    ------
Other comprehensive income (loss),
net of taxes:
  Change in unrealized appreciation       (143)      104     (500)      124
  Change in unrealized loss on
      foreign currency translation          (5)      (11)     (10)      (10)
                                        ------    ------   ------    ------
   Other comprehensive income (loss)      (148)       93     (510)      114
                                        ------    ------   ------    ------
     Comprehensive income                 $179      $161     $186      $103
                                        ======    ======   ======    ======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                    Nine Months Ended
                                                       September 30
                                              -------------------------
                                                     1999          1998
                                                  --------      -------

OPERATING ACTIVITIES
  Net income (loss)                                   $696         $(11)
  Adjustments:
   Change in property-liability
    insurance reserves                                 144          378
   Change in reinsurance balances                     (487)         (78)
   Change in premiums receivable                      (254)         (36)
   Change in income taxes payable                      291           56
   Change in asset management balances                  (2)         (20)
   Depreciation and amortization                       100           98
   Net gain on disposal of standard
    personal insurance operations                     (186)           -
   Realized investment gains                          (173)        (210)
   Other                                                32           44
                                                     -----        -----
     Net Cash Provided by
       Operating Activities                            161          221
                                                     -----        -----
INVESTING ACTIVITIES
Purchase of investments                             (4,641)      (3,976)
Proceeds from sales and
 maturities of investments                           4,378        3,888
Change in short-term investments                      (354)         127
Net proceeds from sale of
 standard personal insurance operations                252            -
Change in open security transactions                    61           (3)
Net purchases of office properties and equipment       (98)         (61)
Acquisitions                                             -          (98)
Other                                                   44           74
                                                     -----        -----
      Net Cash Used by Investing Activities           (358)         (49)
                                                     -----        -----
FINANCING ACTIVITIES
Deposits on universal life
 and investment contracts                              727          311
Withdrawals on universal life
 and investment contracts                              (96)        (158)
Dividends paid on common and preferred stock          (184)        (165)
Proceeds from issuance of debt                         110           61
Repayment of debt and capital securities               (81)        (205)
Repurchase of common shares                           (265)           -
Stock options exercised and other                       15           12
                                                     -----        -----
      Net Cash Provided
       (Used) by Financing Activities                  226         (144)
                                                     -----        -----
      Increase in cash                                  29           28
      Cash at beginning of period                      146          136
                                                     -----        -----
      Cash at end of period                           $175         $164
                                                     =====        =====

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                          September 30, 1999



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

On September 30, 1999, The St. Paul completed the sale of its standard personal insurance business to Metropolitan Property and Casualty Insurance Company. The results of the operations sold have been accounted for as discontinued operations for all current and prior year periods presented in this report. See
Note 9 on page 17 for further information regarding the sale.

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

                                      Three Months Ended    Nine Months Ended
                                         September 30         September 30
                                      ------------------   -----------------
                                          1999      1998       1999     1998
                                        ------    ------     ------   ------
                                         (In millions, except per share data)

EARNINGS
Basic:
Net income (loss), as reported            $327       $68       $696     $(11)
Dividends on preferred
 stock, net of taxes                        (2)       (2)        (6)      (7)
Premium on preferred shares redeemed        (1)       (1)        (3)      (3)
                                        ------    ------     ------   ------
  Net income (loss) available
    to common shareholders                $324       $65       $687     $(21)
                                        ======    ======     ======   ======

Diluted:
Net income (loss) available
 to common shareholders                   $324       $65       $687     $(21)
  Effect of dilutive securities:
   Convertible preferred stock               2         1          5        -
   Convertible monthly income
    preferred securities                     2         2          6        -
   Zero coupon convertible notes             1         1          2        -
                                        ------    ------     ------   ------
  Net income (loss) available
    to common shareholders                $329       $69       $700     $(21)
                                        ======    ======     ======   ======

COMMON SHARES
Basic:
  Weighted average common
   shares outstanding                      227       236        228      235
                                        ======    ======     ======   ======
Diluted:
  Weighted average common
   shares outstanding                      227       236        228      235
  Effect of dilutive securities:
    Stock options                            2         3          2        4
    Convertible preferred stock              7         8          7        -
    Convertible monthly income
     preferred securities                    7         7          7        -
    Zero coupon convertible notes            2         3          2        -
                                        ------    ------     ------   ------
           Total                           245       257        246      239
                                        ======    ======     ======   ======

EARNINGS (LOSS) PER SHARE
Basic                                    $1.43     $0.27      $3.01   $(0.09)
                                        ======    ======     ======   ======
Diluted                                  $1.34     $0.27      $2.84   $(0.09)
                                        ======    ======     ======   ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3 - Investments
--------------------
Investment Activity. A summary of investment transactions is presented below.

                                     Nine Months Ended September 30
                                     ------------------------------
                                            1999           1998
                                         --------       --------
                                               (In millions)
Purchases:
  Fixed maturities                         $3,213         $2,511
  Equities                                  1,063          1,071
  Real estate and mortgage loans              123            176
  Venture capital                             170            119
  Other investments                            72             99
                                           ------         ------
    Total purchases                         4,641          3,976
                                           ------         ------
Proceeds from sales and maturities:
  Fixed maturities                          2,971          2,391
  Equities                                  1,085          1,169
  Real estate and mortgage loans               93            196
  Venture capital                             156             52
  Other investments                            73             80
                                           ------         ------
    Total sales and maturities              4,378          3,888
                                           ------         ------
    Net purchases                           $ 263          $  88
                                           ======         ======

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                              Nine Months Ended      Twelve Months Ended
                              September 30, 1999      December 31, 1998
                              ------------------     -------------------
                                            (In millions)
Fixed maturities                     $(1,063)                 $203
Equities                                  (2)                   69
Venture capital                          139                    45
Life deferred policy acquisition
   costs and policy benefits              85                    (1)
Single premium immediate
   annuity reserves                       45                   (17)
Other                                      -                   (16)
                                      ------                ------
 Total change in pretax
   unrealized appreciation              (796)                  283
Change in deferred taxes                 296                  (102)
                                      ------                ------
  Total change in unrealized
     appreciation, net of taxes        $(500)                 $181
                                      ======                 =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



Note 4 - Income Taxes
---------------------
The components of income tax expense on income from continuing operations before the cumulative effect of accounting change is as follows :


                               Three Months Ended     Nine Months Ended
                                  September 30           September 30
                               ------------------     -----------------
                                   1999      1998       1999       1998
                                 ------    ------     ------     ------
                                          (In millions)

Federal current tax
 expense (benefit)                  $27     $ (95)      $ 41       $(50)
Federal deferred t
 expense (benefit)                    3        79        106        (14)
                                  -----     -----      -----      -----
  Total federal income
   tax  expense (benefit)            30       (16)       147        (64)
Foreign income taxes                  7         3         20         13
State income taxes                    2         1          6          5
                                  -----     -----      -----      -----
  Total income tax expense
   (benefit) on continuing
    operations                      $39      $(12)      $173       $(46)
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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 6 - Debt
-------------
Debt consists of the following:

                                   September 30,         December 31,
                                       1999                  1998
                                   ------------          ------------
                                   Book    Fair          Book    Fair
                                  Value   Value         Value   Value
                                 ------  ------        ------  ------
                                               (In millions)

  Medium-term notes                $617    $610          $637    $675
  Commercial paper                  244     244           257     257
  8 3/8% senior notes               150     154           150     160
  Zero coupon convertible notes      93      88           111     118
  7 1/8% senior notes                80      80            80      86
  Variable rate borrowings           64      64             -       -
  Floating rate notes                46      46             -       -
  Real estate mortgages              15      15            15      16
  Nuveen short-term borrowings        7       7            10      10
                                  -----   -----         -----   -----
     Total debt                  $1,316  $1,308        $1,260  $1,322
                                  =====   =====         =====   =====

A number of The St. Paul's real estate entities are parties to variable rate loan agreements aggregating $63.8 million at Sept. 30, 1999. The borrowings mature in the year 2030, with principal paydowns starting in the year 2006. The interest rate is set weekly by a third party, and was 3.75% at Sept. 30, 1999.

Note 7 - Segment Information
----------------------------
As of Sept. 30, 1999, The St. Paul had seven reportable business segments in its property-liability insurance operation, consisting of the Commercial Lines Group, Specialty Commercial, Surety, Specialty Auto, International, Reinsurance and Investment Operations. (In July 1999, The St. Paul sold its standard personal insurance business to Metropolitan Property and Casualty Insurance Company in a transaction that closed on September 30, 1999. The results of the operations sold have been accounted for as discontinued operations for all current and prior year periods presented in this report and are not included in The St. Paul's segment data). The St. Paul also has a life insurance segment (Fidelity and Guaranty Life) and an asset management segment (The John Nuveen Company). The St. Paul evaluates the performance of its property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The life insurance and asset management segments are evaluated based on their respective pretax operating results, which include investment income. The St. Paul does not aggregate its segments for purposes of reporting segment information.

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

The tabular information on the following pages provides revenue and income data for each of The St. Paul's business segments for the three months and nine months ended September 30, 1999 and 1998. In 1999, The St. Paul revised its segment reporting structure to separately disclose its Surety underwriting operation as a business

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------
segment, which differs from its prior classification as a component of the Commercial Lines Group. This revision reflects the distinct nature of this operation, which provides surety bond coverages (primarily for construction contractors). The Surety operation is managed and evaluated separately from other components of the Commercial Lines Group, and is also the largest underwriter of surety bonds in North America, based on 1998 annual written premium volume. Segment information for 1998 has been restated to be consistent with the 1999 presentation.

On October 1, 1999, The St. Paul announced a realignment of its primary property-liability insurance underwriting operations. The St. Paul is currently assessing the impact of the reorganization on its external segment reporting format. Any changes to The St. Paul's segment reporting structure will be reflected in the company's financial statements for the year ended Dec. 31, 1999.

                                 Three Months Ended      Nine Months Ended
                                    September 30            September 30
                                 ------------------      -----------------
                                     1999      1998        1999       1998
                                   ------    ------       -----      -----
                                                 (In millions)
Revenues from Continuing Operations
Property-liability
insurance:
 U.S. Underwriting:
  Commercial Lines Group             $435      $558      $1,464     $1,713
  Specialty Commercial                329       334       1,009      1,006
  Surety                              100        90         284        255
  Specialty Auto                       63        62         176        181
                                   ------    ------      ------     ------
    Total U.S. Underwriting           927     1,044       2,933      3,155
  International                       107       111         368        352
                                   ------    ------      ------     ------
    Total primary
     insurance operations           1,034     1,155       3,301      3,507
  Reinsurance                         213       223         696        787
                                   ------    ------      ------     ------
    Total property-liability
     premiums earned                1,247     1,378       3,997      4,294
                                   ------    ------      ------      -----
  Investment operations:
  Net investment income               321       322         964        985
  Realized investment gains            38         7         170        187
                                   ------    ------      ------     ------
    Total investment operations       359       329       1,134      1,172
   Other                               17        21          70         62
                                   ------    ------      ------     ------
    Total property-
     liability insurance            1,623     1,728       5,201      5,528
                                   ------    ------      ------     ------
Life insurance                        131       100         341        284
                                   ------    ------      ------     ------
Asset management                       87        77         256        226
                                   ------    ------      ------     ------
   Total reportable segments        1,841     1,905       5,798      6,038
Parent company, other
  operations and consolidating
  eliminations                         15        20          30         31
                                   ------    ------      ------     ------
    Total revenues from
     continuing operations         $1,856    $1,925      $5,828     $6,069
                                   ======    ======      ======     ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                 ------------------     ------------------
                                     1999      1998        1999       1998
                                   ------    ------      ------     ------
                                                (In millions)
Income (Loss) from Continuing Operations
 Before Income Taxes and Cumulative Effect
 of Accounting Change
Property-liability
 insurance:
  U.S. Underwriting:
   Commercial Lines Group            ($69)    ($157)      ($241)     ($584)
   Specialty Commercial               (43)      (53)        (86)       (99)
   Surety                               5        20          33         53
   Specialty Auto                       4        (2)          4         (3)
                                   ------    ------      ------     ------
     Total U.S. Underwriting         (103)     (192)       (290)      (633)
   International                      (23)      (25)        (76)       (66)
                                   ------    ------      ------     ------
     Total primary insurance         (126)     (217)       (366)      (699)
   Reinsurance                         15       (21)         44         (5)
                                   ------    ------      ------     ------
     Totla GAAP
      underwriting result            (111)     (238)       (322)      (704)
                                   ------    ------      ------     ------
    Investment operations:
     Net investment income            321       322         964        985
     Realized investment gains         38         7         170        187
                                   ------    ------      ------     ------
      Total investment operations     359       329       1,134      1,172
     Other                            (77)       (7)        (97)      (224)
                                   ------    ------      ------     ------
     Total property-
      liability insurance             171        84         715        244
                                   ------    ------      ------     ------
Life insurance                         21        22          48          9
                                   ------    ------      ------     ------
Asset management:
 Prestax income before
  minority interest                    40        34         117         98
 Minority interest                    (10)       (8)        (28)       (23)
                                   ------    ------      ------     ------
     Total asset management            30        26          89         75
                                   ------    ------      ------     ------
  Total reportable segments           222       132         852        328
Parent company, other
 operations and consolidating
 eliminations                        (42)       (41)       (117)      (260)
                                   ------    ------      ------     ------
  Total income from
   continuing operations before
   income taxes and cumulative
   effect of accounting
   change                            $180       $91        $735        $68
                                   ======    ======      ======     ======

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

In 1999, The St Paul's income from continuing operations benefited from cessions made under two separate aggregate excess-of-loss reinsurance treaties. The St. Paul ceded a total of $344 million of loss and loss adjustment expenses, and written and earned premiums totaling $172 million under these two treaties, for a combined net benefit to pretax income from continuing operations of $172 million for the nine months ended Sept. 30, 1999.

The St. Paul expects those with whom it has ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, The St. Paul will pay these amounts. The St. Paul has established allowances for possible nonpayment of amounts due to it.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:



                              Three Months Ended     Nine Months Ended
                                September 30           September 30
                              ------------------     -----------------
($ in millions)                  1999       1998        1999      1998
                                -----      -----       -----     -----

Written premiums:
   Direct                      $1,289     $1,288      $3,663    $3,711
   Assumed                        336        295       1,236     1,044
   Ceded                         (348)      (183)       (771)     (514)
                                -----      -----        -----    -----
    Net premiums written        1,277      1,400        4,128    4,241
                                =====      =====        =====    =====
Earned premiums:
   Direct                       1,266      1,300        3,771    3,931
   Assumed                        365        308        1,075    1,003
   Ceded                         (322)      (199)        (722)    (559)
                                -----      -----        -----    -----
    Net premiums earned         1,309      1,409        4,124    4,375
                                =====      =====        =====    =====
Insurance losses and loss
adjustment expenses:
   Direct                         890      1,044        2,899    3,270
   Assumed                        354        206          850      705
   Ceded                         (354)      (118)        (811)    (434)
                                -----      -----        -----    -----
    Net insurance
     losses and loss
     adjustment expenses         $890     $1,132       $2,938   $3,541
                                =====      =====        =====    =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Discontinued Operations - Sale of Standard Personal Insurance
----------------------------------------------------------------------
In June 1999, The St. Paul made a strategic decision to sell its standard personal insurance business. On July 12, 1999 an agreement was reached to sell this business to Metropolitan
Property and Casualty Insurance Company (Metropolitan). As a result, the standard personal insurance operations were accounted for as a discontinued operation for the second quarter and first six months of 1999, and prior period results were restated to be consistent with such presentation. The third quarter results of the standard personal insurance operations are included in the gain on sale of discontinued operations. The Specialty Auto line of business, which was previously aggregated with standard personal insurance to form The St. Paul's Personal Insurance segment for reporting purposes, was not included in this sale.

The St. Paul completed its disposition of the standard personal insurance business through the stock sale of the Economy Fire & Casualty Company and its wholly-owned subsidiaries (Economy) on Sept. 30, 1999, and the sale of its rights and interests in those policies constituting the remaining portion of its standard personal insurance operations and certain related assets. This remaining portion was transferred to Metropolitan by way of a reinsurance and facility agreement effective Oct. 1, 1999, pursuant to which The St. Paul transferred assets, representing the unearned premium on the inforce policies, of approximately $325 million to Metropolitan. During the third quarter, The St. Paul received gross proceeds on the sale of $577 million, less the payment of the reinsurance premium of $325 million, for net proceeds of $252 million. Additional proceeds to be received approximate $17 million.

As a result of the sale, nearly all 1,700 standard personal insurance employees of The St. Paul will transfer to Metropolitan, effective Dec. 31, 1999. For the period from closing date through Dec. 31, 1999, these employees remain employees of The St. Paul who are being leased to Metropolitan.

The St. Paul recognized a pretax gain on proceeds of $138 million, net of a $27 million pension and postretirement curtailment gain and disposition costs of $32 million. The gain on proceeds combined with a $136 million pretax gain on third quarter discontinued operations to result in a total pretax gain of $269 million. The third quarter discontinued operations included a reserve takedown of $145 million, as provided for in the sale agreement. Redundancies or deficiencies which develop on these reserves will be settled at a specified point in the future.

The curtailment gain represents the current estimate of the impact of a reduced number of employees in the pension and post-retirement plans due to the sale of personal insurance. The calculation of the actual curtailment gain will be made in the fourth quarter of 1999, when actual discount rates are available. Any adjustments to the estimate will be reflected as a fourth quarter adjustment to the gain on sale.

The $32 million pretax disposition costs netted against the gain represent costs directly associated with the decision to dispose of the standard personal insurance segment and include $14 million of employee-related costs, $8 million of lease buyout costs, $7 million of transaction costs, $2 million of record separation costs and $1 million of equipment charges. The employee-related costs relate to the expected termination of 385 employees due to the sale of the personal insurance segment. Actions to take place related to these charges are expected to be completed by the end of 2000.

The consolidated Sept. 30, 1999 balance sheet reflects the sale of Economy and the consolidated Dec. 31, 1998 balance sheet has been reclassified to present the net assets of Economy in other assets.

The consolidated statements of operations for the quarter and nine months ended Sept. 30, 1999 exclude the results of standard personal insurance operations from income from continuing operations. The following table presents the consolidated statement of operations for the year ended Dec. 31, 1998 on a historical basis, and after giving effect to the removal of the results of standard personal insurance operations from income from continuing operations:

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


(In millions)                      Historical   Reclass to    Reclassified
                                     Basis     Discontinued      Basis
                                   ----------  ------------   ------------

Premiums earned                       $6,945       ($1,149)       $5,796
Other revenues                         2,163            16         2,179
                                       -----         -----         -----
      Total revenues                   9,108        (1,133)        7,975
                                       -----         -----         -----
Insurance losses and loss
 adjustment expenses                   5,604          (973)        4,631
Other expenses                         3,551          (344)        3,207
                                       -----         -----         -----
      Total expenses                   9,155        (1,317)        7,838
                                       -----         -----         -----

Income (loss) from continuing
 operations before income taxes          (47)          184           137
Income tax expense (benefit)            (136)           63           (73)
                                       -----         -----         -----
Income from
  continuing operations                   89           121           210
Discontinued operations,
  net of taxes                             -          (121)         (121)
                                       -----         -----         -----
Net income                               $89            $0           $89
                                       =====         =====         =====


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

During the third quarter of 1999, the state of New York enacted a law which changed its method of assessment from loss-based to written premium-based. As a result of this change, The St. Paul reduced its accrual for second-injury and guaranty fund assessments by $12 million (pretax) in the third quarter, which is reflected in Income from Continuing Operations.

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

The St. Paul recorded a pretax charge to earnings of $292 million in the second quarter of 1998 related to the merger, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. The St. Paul estimated that approximately 2,000 positions would be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, were affected by the reductions. The number of positions expected to be reduced by function included approximately 950 in The St. Paul's property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions.
The reductions are occurring throughout the United States. Through Sept. 30, 1999, approximately 2,200 positions had been eliminated, and the cost of termination benefits paid was $131 million.

The following table provides information about the components of the 1998 charge, payments made and the balance of accrued amounts remaining at Sept. 30, 1999.


                               Pre-
                               tax
  Charges to earnings:        Charge
  (in millions)               ------

  USF&G corporate
   headquarters                  $36
  Long-lived assets               23
  Software depreciation
   acceleration                   10
  Computer leases and
   equipment                       9
  Other equipment and
   furniture                       8
                                ----
          Subtotal                86
                                ----
 Accrued charges subject to
  rollforward:
                                                               Reserve
                                Pre-                                at
                                 tax                          Sept. 30,
                              Charge  Payments  Adjustments       1999
                            --------  --------  -----------   --------
  Executive severance             89      $(84)         $(2)        $3
  Other severance                 53       (47)           0          6
  Branch lease exit costs         34        (6)           0         28
  Transaction costs               30       (30)           0          -
                                ----      ----         ----       ----
  Accruals subject to
   rollforward                   206     $(167)         $(2)       $37
                                ----      ====         ====       ====
          Total                 $292
                                ====

Footnote 2 of The St. Paul's 1998 Annual Report provides more information regarding the rationale for and calculation of the components of the merger-related charge, as updated below.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 11 - Merger with USF&G Corporation (continued)
---------------------------------------------------

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

 2) Description of     138-acre land parcel in New Jersey,
    investment:        with farm buildings being rented out

      Carrying         $4.9 million prior to writedown of
      amount:          $2.1 million, sold during the third
                       quarter for a pretax realized loss
                       of $.7 million

 3) Description of     Receivable representing cash flow
    investment:        guarantee payments related to real
                       estate partnerships

      Carrying         $4.8 million prior to writedown of
      amount:          $1.7 million, sold with no further
                       gain or loss

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

As of Sept. 30, 1999, approximately 300 employees had been terminated under the restructuring plan, and the cost of termination benefits paid was $19 million. The remaining reserve related to severance was written down by $2 million for the third quarter and $5 million year to date, for a balance at Sept. 30, 1999 of $2 million. Less than $1 million had been paid related to branch leases as of Sept. 30, 1999. The branch lease accrual has, however, been reduced by $5 million for subleases that have been entered into related to the vacated space. Actions to take place under this restructuring plan are expected to be completed by the end of 1999.

Note 13 - Third Quarter 1999 Cost Reduction Charge
--------------------------------------------------
In August 1999, The St. Paul announced a cost reduction program designed to enhance its efficiency and effectiveness in a highly competitive industry environment. In the third quarter of 1999, The St. Paul recorded a pretax charge of $60 million related to this program, including $25 million in employee-related charges related to the expected elimination of approximately 700 positions, $33 million in lease buyout charges and $2 million in equipment charges. This charge is included in "Operating and Administrative Expenses" in the statement of operations and in "Property-liability insurance - Other" in the table titled "Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change" in Note 7.

As of Sept. 30, 1999, approximately 41 employees had been terminated under the cost reduction action, but no amounts had been paid.

Many of these actions will occur during the fourth quarter of 1999 and all actions to take place under this cost reduction program are expected to be completed by the end of 2000.

Note 14 - Subsequent Event - Share Repurchase Authorization
-----------------------------------------------------------
On November 2, 1999, The St. Paul's board of directors authorized management to repurchase up to $500 million of the company's common stock in the open market or through private transactions. This repurchase program terminates a prior $500 million repurchase authorization in November 1998, under which The St. Paul repurchased 12.1 million common shares for a total cost of $400 million. The repurchases are expected to be partially funded by proceeds from the recently completed sale of The St. Paul's standard personal insurance operations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                       September 30, 1999

On Sept. 30, 1999, The St. Paul completed the sale of its standard personal insurance business to Metropolitan Property and Casualty Insurance Company. The results of the operations sold have been accounted for as discontinued operations for all current and prior year periods, and are thus excluded from any table or discussion of continuing operations.

                      Consolidated Results
                      --------------------
The following table summarizes The St. Paul's results for the third quarter and first nine months of 1999 and 1998.

                                  Three Months         Nine Months
(in millions,                    Ended Sept. 30       Ended Sept. 30
 except per share data)          --------------       --------------
                                  1999     1998        1999     1998
Pretax income (loss):            -----    -----       -----    -----
 Property-liability
  insurance:
   GAAP underwriting result      $(111)   $(238)      $(322)   $(704)
   Net investment income           321      322         964      985
   Realized investment gains        38        7         170      187
   Other                           (77)      (7)        (97)    (224)
                                  ----     ----        ----     ----
    Total property-
      liability insurance          171       84         715      244
 Life insurance                     21       22          48        9
 Asset management                   30       26          89       75
 Parent and other                  (42)     (41)       (117)    (260)
                                  ----     ----        ----     ----
  Income from continuing
   operations before income
   taxes and cumulative effect
   of accounting change            180       91         735       68
Income tax expense (benefit)        39      (12)        173      (46)
                                  ----     ----        ----     ----
  Income from continuing
   operations before
   cumulative effect of
   accounting change               141      103         562      114
Cumulative effect of
 accounting change, net of taxes     -        -         (30)       -
                                  ----     ----        ----     ----
  Income from continuing
   operations                      141      103         532      114
Discontinued operations, net
  of taxes:
    Operating loss                   -      (35)        (22)    (125)
    Gain on disposal               186        -         186        -
                                  ----     ----        ----     ----
   Discontinued operations         186      (35)        164     (125)
                                  ----     ----        ----     ----
      Net income (loss)           $327     $ 68        $696     $(11)
                                  ====     ====        ====     ====

Diluted net income
 (loss) per common share         $1.34    $0.27       $2.84   $(0.09)
                                  ====     ====        ====     ====

Consolidated Overview
---------------------
The St. Paul's pretax income from continuing operations of $180 million in the third quarter of 1999 was significantly higher than pretax income of $91 million in the same 1998 period. Results in the 1999 period include a $141 million net pretax benefit from two aggregate excess-of-loss reinsurance treaties, which are discussed in more detail on page 25 of this report. Third quarter 1999 income from continuing operations in The St. Paul's property-liability underwriting operations was reduced by a $60 million pretax charge related to the company's cost reduction program implemented in the third quarter of 1999. Excluding these items, third quarter 1999 pretax income from continuing operations totaled $99 million. This improvement over 1998's third quarter was largely due to an increase in realized investment gains in The St. Paul's property-liability insurance operations.

Through the first nine months of 1999, pretax income from continuing operations of $735 million was significantly higher than equivalent 1998 income of $68 million. The 1998 total included a pretax charge of $292 million related to The St. Paul's merger with USF&G, primarily for severance and other employee-related costs and facilities exit costs. The 1998 total also reflected a $215 million provision to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger, and a $41 million writedown in the carrying value of deferred acquisition costs in The St. Paul's life insurance segment.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                Consolidated Results (continued)
                -------------------------------

Merger-Related Savings
----------------------
The St Paul has realized efficiencies in the first nine months of 1999 as a result of its 1998 merger with USF&G, primarily resulting from the elimination of duplicate functions throughout the combined organization, including the consolidation of corporate headquarters' functions, and the elimination of approximately 2,200 employees since the consummation of the merger. By the end of 1999, The St. Paul expects to realize pretax annualized expense savings of approximately $260 million (as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G) as a result of the merger and the restructuring of its Commercial Lines Group and Specialty Commercial underwriting business segments in late 1998. These savings are separate from anticipated savings resulting from The St. Paul's 1999 cost reduction program.

Cost Reduction Program
----------------------
In September 1999, The St. Paul implemented a cost reduction program designed to enhance its efficiency and effectiveness in a highly competitive industry environment. The $60 million pretax charge recorded in the third quarter consisted of $25 million in employee-related costs associated with the anticipated elimination of approximately 700 positions by the end of 2000; $33 million for lease buy-out expenses; and $2 million for equipment charges. As of Sept. 30, 1999, no amounts had been paid related to these charges. The headcount reductions anticipated under this program are separate from any reductions related to The St. Paul's merger with USF&G, or reductions associated with The St. Paul's sale of its standard personal insurance operations.

Discontinued Operations
-----------------------
The St. Paul recorded a pretax gain of $269 million ($186 million after-tax) resulting from the sale of its standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan) in a transaction that closed on Sept. 30, 1999. Under terms of the sale agreement, Metropolitan purchased the Economy Fire & Casualty Company (a wholly-owned subsidiary of The St. Paul) and its wholly-owned subsidiaries, as well as the rights and interests in those policies constituting the remaining standard personal insurance operations of The St. Paul. These rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement pursuant to which The St. Paul transferred assets, representing the unearned premium on the inforce policies, of approximately $325 million to Metropolitan. The transfer of these assets, combined with The St. Paul's gross cash proceeds of $577 million received upon closing of the sale, resulted in net proceeds to The St. Paul of $252 million.

The $269 million pretax gain recognized on the sale consisted of the following components: a gain on proceeds of $138 million; a pension and postretirement curtailment gain of $27 million; disposition costs of $32 million; and a $136 million income from third quarter 1999 discontinued operations, which included a $145 million reduction in insurance loss and loss adjustment expense reserves, as provided for in the sale agreement. Redundancies or deficiencies which develop on these reserves will be settled at a specified point in the future. The $32 million charge represents costs directly associated with the decision to dispose of the standard personal insurance business and includes employee-related costs relating to the expected termination of approximately 385 employees due to the sale of these operations. These employees are separate from the 1,700 St. Paul standard personal employees who are currently being leased to Metropolitan and who will transfer to Metropolitan effective Dec. 31, 1999.

Cumulative Effect of Accounting Adjustment
------------------------------------------
Net income for the first nine months of 1999 included a pretax expense of $46 million ($30 million after-tax), representing the cumulative effect of adopting the AICPA's Statement of Position
(SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for recognizing and measuring liabilities for guaranty and other insurance-related assessments. In the third quarter of 1999, the state of New York enacted a law which changed their assessment method from a loss-based assessment method to a written premium-based assessment method. As a result, The St. Paul reduced its previously recorded accrual by $12 million (pretax) in the third quarter, which was recorded in income from continuing operations.

Realignment of Primary Insurance Operations
-------------------------------------------
On October 1, 1999, The St. Paul announced a realignment of its primary property-liability insurance underwriting operations. The changes are designed to streamline the organization, with an emphasis on easing access for agents and brokers in the United States. The St. Paul is currently assessing the impact of the reorganization on its external segment reporting format. Any changes to The St. Paul's segment reporting structure will be reflected in the company's financial statements for the year ended Dec. 31, 1999. Segment data presented in this report are presented in a manner consistent with the organizational structure as it existed on Sept. 30, 1999.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

                  Property-Liability Insurance
                  ----------------------------

The following summarizes key financial results (from continuing operations) by property-liability underwriting business segment.
Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis:

                                 % of       Three Months       Nine Months
                                 1999      Ended Sept. 30    Ended Sept. 30
($ in millions)                Written     --------------    ---------------
                               Premiums     1999     1998      1999     1998
                               --------    -----    -----     -----    -----
Commercial Lines Group:
  Written Premiums               35%        $424      519     1,431    1,613
  Underwriting Result                       $(69)    (157)     (241)    (584)
  Combined Ratio                           114.7    128.9     115.9    135.9

Specialty Commercial:
  Written Premiums               23%        $372      374       949      915
  Underwriting Result                       $(43)     (53)      (86)     (99)
  Combined Ratio                           111.5    114.0     110.1    111.9

Surety:
  Written Premiums                8%        $110       91       324      291
  Underwriting Result                         $5       20        33       53
  Combined Ratio                            84.8     79.2      81.5     79.1

Specialty Auto:
  Written Premiums                4%         $55       58       180      191
  Underwriting Result                          4       (2)        4       (3)
  Combined Ratio                            95.5    108.4      97.6    101.3
                                ----       -----    -----     -----    -----
  Total U.S. Underwriting:
  Written Premiums               70%        $961    1,042     2,884    3,010
  Underwriting Result                      $(103)    (192)     (290)    (633)
  Combined Ratio                           108.8    118.3     109.7    122.1

International:
  Written Premiums               11%        $117      119       462      398
  Underwriting Result                       $(23)     (25)      (76)     (66)
  Combined Ratio                           117.6    120.4     117.5    116.6
                               ----        -----    -----     -----    -----

  Total Primary Insurance:
  Written Premiums               81%      $1,078    1,161     3,346    3,408
  Underwriting Result                      $(126)    (217)     (366)    (699)
  Combined Ratio                           109.8    118.6     110.5    121.4

Reinsurance:
  Written Premiums               19%        $199      238       782      833
  Underwriting Result                        $15      (21)       44       (5)
  Combined Ratio                            98.0    108.1      93.1     99.4
                               ----        -----    -----     -----    -----

Total Property-Liability
Insurance:
  Written Premiums              100%      $1,277    1,399     4,128    4,241
                                           =====    =====     =====    =====
  GAAP Underwriting Result                 $(111)    (238)     (322)    (704)
                                           =====    =====     =====    =====

Statutory Combined Ratio:
  Loss and Loss Expense Ratio               71.4     82.2      73.5     82.5
  Underwriting Expense Ratio                36.4     34.7      34.0     34.9
                                           -----    -----     -----    -----
  Combined Ratio                           107.8    116.9     107.5    117.4
                                           =====    =====     =====    =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Overview
--------
The St. Paul's property-liability insurance results for the third quarter of 1999 were heavily influenced by the favorable impact of an all-lines, aggregate excess-of-loss reinsurance treaty that the company entered into effective Jan. 1, 1999 (the "corporate treaty"). The reinsurance coverage was triggered when The St. Paul's insurance losses and loss expenses across all lines of business reached a certain level as prescribed by terms of the treaty. The impact of the corporate treaty on The St. Paul's third quarter 1999 results was as follows: The St. Paul ceded insurance losses and loss adjustment expenses totaling $235 million, and ceded written and earned insurance premiums of $129 million, for a net pretax benefit of $106 million to The St. Paul's income from continuing operations. Additionally, The St. Paul's Reinsurance segment benefited from cessions made under a separate aggregate excess-of-loss reinsurance treaty unrelated to the corporate treaty. Under this treaty in the third quarter of 1999, the Reinsurance segment ceded insurance losses and loss adjustment expenses of $53 million ($109 million year-to-date), and ceded $18 million of written and earned premiums ($43 million year-to-date), for a net pretax benefit of $35 million ($66 million year-to-date) to income from continuing operations. The combined impact of the two treaties on The St. Paul's property-liability underwriting business segments for the third quarter of 1999 was as follows:

(in millions)                 Ceded          Ceded       Pretax
                             losses       premiums      benefit
                             ------       --------      -------
Commercial Lines Group         $131           $ 72         $ 59
Reinsurance                     117             53           64
International                    40             22           18
                               ----           ----         ----
      Total                    $288           $147         $141
                               ====           ====         ====

The St. Paul's third-quarter 1999 consolidated written premiums from continuing operations of $1.28 billion were 9% below comparable 1998 premiums of $1.40 billion, primarily due to the premiums ceded under the aforementioned reinsurance treaties. Excluding the impact of those cessions, premium volume for the quarter totaled $1.42 billion, slightly higher than the 1998 third quarter total. On a year-to-date basis excluding the impact of the reinsurance cessions, consolidated written premiums of $4.30 billion grew 1% over comparable 1998 volume of $4.24 billion, primarily due to new business in the International segment.

Catastrophe losses, which played a large role in triggering coverage under the corporate treaty, totaled $126 million on a pretax basis in the third quarter of 1999, compared with losses of $113 million in the same 1998 period. The 1999 losses were largely the result of Hurricane Floyd, which accounted for $62 million of losses, and earthquakes in Turkey and Taiwan, which together accounted for $40 million of losses. Catastrophe losses in 1998's third quarter were primarily the result of Hurricane Georges.

The St. Paul's consolidated loss ratio, measuring insurance losses and loss adjustment expenses as a percentage of earned premiums, was 71.4 for the third quarter of 1999, compared with a loss ratio of 82.2 in the same period of 1998. The 1999 ratio reflects a 13.1 point benefit from the reinsurance treaties. Through the first nine months of 1999, the loss ratio of 73.5 includes a 5.2 point benefit from the treaties. The nine-month 1998 loss ratio of 82.5 includes a 5.0 point negative impact of the $215 million provision to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger.

The consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 36.4 for the 1999 third quarter, compared with an expense ratio of 34.7 in the same 1998 period. Excluding the 3.8 point negative impact of ceding $147 million written premiums under the reinsurance treaties, the adjusted ratio of 32.6 was over two points better than the 1998 third-quarter ratio. The year-to-date expense ratio of 32.6 (as adjusted for ceded premiums) was also over two points better than last year's comparable ratio of 34.9. The improvement in 1999 reflects cost savings realized as a result of the merger with USF&G, and efficiencies resulting from the restructuring of the

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Commercial Lines Group and Specialty Commercial segments in late 1998. That restructuring resulted in the elimination of approximately 300 positions from these segments during the first nine months of 1999. These positions are separate from those positions eliminated as a result of the merger with USF&G and those to be eliminated by the end of 2000 as a result of the additional expense reduction initiatives announced in August 1999.


Underwriting Results by Segment
-------------------------------

COMMERCIAL LINES GROUP
The Commercial Lines Group segment includes The St. Paul's Middle Market and Small Commercial business centers, and several other business centers providing specialized products and services for targeted industry groups. Written premiums in the third quarter and first nine months of 1999 were 18% and 11% lower than the same periods of 1998, respectively. Excluding the $72 million premium reduction resulting from the corporate treaty, premium volume was still down 4% and 7%, respectively, from the third quarter and first nine months of 1998. The decline was centered in the Middle Market business center, reflecting the impact of management's initiatives to improve profitability by refusing to underwrite inadequately priced business.

This segment's underwriting loss of $69 million in the third quarter of 1999 included a $59 million net benefit from the corporate treaty. Excluding that benefit, the underwriting loss for the third quarter totaled $128 million, a $29 million improvement over the same 1998 period. Through nine months of 1999, the underwriting loss of $300 million (excluding the $59 million corporate treaty benefit) was significantly improved over the nine-month 1998 loss of $584 million, which included $197 million of the provision to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger. The improvement in 1999 results reflects the impact of corrective underwriting and pricing initiatives and ongoing expense reductions. Excluding the 5.7 point negative impact of the corporate treaty, the adjusted expense ratio of 33.2 in this segment was over two points better than last year's third quarter expense ratio of 35.5.

SPECIALTY COMMERCIAL
The Specialty Commercial segment includes the Medical Services, Custom Markets and Professional Markets business centers, all of which provide specialized insurance products and services tailored to meet the needs of specific commercial customer groups. This segment was not affected by the corporate treaty. Written premiums for the third quarter of $372 million were virtually level with premiums of $374 million in the same 1998 period. An increase in written premiums in the Technology business center of Custom Markets was offset by a decline in volume in the Public Sector business center of Professional Markets. Year-to-date premium volume grew 4% over the first nine months of 1998, primarily due to premiums on a Medical Services' three-year policy recorded in the second quarter of 1999.

The underwriting loss of $43 million in this segment for the third quarter of 1999 improved by $10 million compared with the same period of 1998. Medical Services posted its fourth consecutive quarter of improvement with an underwriting loss of $15 million, compared with a loss of $38 million in the same 1998 period.
Custom Markets' third quarter 1999 underwriting results deteriorated by $13 million compared with last year's third quarter, primarily due to an increase in large property losses in the Technology business center. Through the first nine months of 1999, Specialty Commercial's underwriting loss of $86 million was $13 million less than the $99 million loss recorded in the same period of 1998. Last year's nine-month total included an $18 million provision to reflect the application of The St. Paul's loss reserving policies to USF&G's loss and loss adjustment expense reserves subsequent to the April 1998 merger.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

SURETY
The St. Paul is the largest underwriter of surety bonds in North America, based on 1998 written premiums. Written premiums in 1999's third quarter of $110 million grew 20% over third-quarter 1998 volume of $91 million. Through the first nine months of 1999, written premiums of $324 million were 11% higher than the comparable 1998 total of $291 million. In both the United States and Mexico, strong economies have fueled growth in the construction industry, resulting in a significant increase in the demand for contract surety business. This segment continues to produce strong results, posting underwriting profits of $5 million and $33 million in the third quarter and first nine months of 1999, respectively. The year-to-date expense ratio in this segment of 49.4 was five points better than in the same period of 1998.

SPECIALTY AUTO
The Specialty Auto segment provides personal property-liability insurance products and services to individuals who are unable to obtain standard coverage due to their inability to meet certain underwriting criteria. These operations were not included in the sale of The St. Paul's standard personal insurance business to Metropolitan. Written premium volume of $55 million in the third quarter of 1999 was 4% below written premiums in the same 1998 period. Through the first nine months of 1999, premiums of $180 million fell 6% short of comparable 1998 levels. Industry competition in this market segment has intensified during 1999, as standard insurance underwriters pursue nonstandard risks through new product offerings. The St. Paul's disciplined pricing approach and refined market segmentation resulted in underwriting profits for the third quarter and first nine months of 1999 despite the difficult market environment.

INTERNATIONAL
The St. Paul's International segment provides commercial and personal property-liability insurance products and services in selected international markets. Premium volume of $117 million in the third quarter was down slightly from the comparable 1998 total of $119 million. Excluding the $22 million of written premiums ceded under the corporate treaty, however, third quarter premiums grew 17% over the same 1998 period. Premium volume through the first nine months of 1999 increased 16% over the comparable 1998 period. Growth in 1999 was centered in the Lloyd's of London operation, where The St. Paul has significantly increased its underwriting capacity on the syndicates that are managed by the managing agencies that it owns. New commercial business opportunities in Europe also contributed to the 1999 growth rate. The third quarter and nine-month underwriting losses of $23 million and $76 million, respectively, reflected an $18 million benefit from the corporate treaty. Excluding that benefit, results for the third quarter were $15 million worse than the same 1998 period, primarily due to adverse prior year loss development on several Lloyd's syndicates. On a year-to-date basis excluding the corporate treaty benefit, the underwriting loss of $93 million was $27 million worse than the same 1998 period, due to the increase in losses at Lloyd's, as well as significant losses in Canada early in 1999 and reserve strengthening in the Global Marine business center.

REINSURANCE
The St. Paul's Reinsurance segment underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and provides products and services to the alternative risk transfer market. Premium volume in the third quarter of $199 million was 17% below comparable 1998 levels, primarily due to the $35 million of premiums ceded under the corporate treaty and $18 million of premiums ceded under the separate aggregate excess-of-loss reinsurance treaty. Year-to-date volume of $782 million was 6% below the comparable 1998 total, primarily due to the combined total of $78 million of premiums ceded under the two aggregate excess-of-loss reinsurance treaties. During 1999, The St. Paul changed its process for estimating reinsurance premiums that have been earned, but not yet reported, by ceding insurers. That change added approximately $11 million and $61 million, respectively, to third quarter and year-to-date premium volume. Worldwide reinsurance markets remain highly competitive, driven by excess capacity in primary insurance markets which has put downward pressure on the demand for and price of reinsurance coverage. The Reinsurance segment posted a $15 million underwriting profit in the third quarter of 1999, pushing the year-to-date profit to $44 million. Underwriting losses in the equivalent periods of 1998 were $21 million and $5 million, respectively. Cessions under the two reinsurance treaties had a net positive impact on underwriting results of $64 million and $95 million for the third quarter and first nine months of 1999, respectively.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Investment Operations
---------------------
Third quarter 1999 pretax investment income of $321 million in The St. Paul's property-liability operations was virtually level with the comparable 1998 total of $322 million. Year-to-date pretax investment income of $964 million fell 2% short of the 1998 nine-month total of $985 million. Negative underwriting cash flows over the last several quarters (an excess of loss and expense payments over premium receipts) have resulted in a net reduction in the underwriting operations' invested assets compared with the same time in 1998. In addition, merger-related and restructuring payments totaling $186 million over the last seventeen months have further reduced opportunities for growth in the investment portfolio. These factors have resulted in the decline in investment income compared with 1998. The sale of The St. Paul's standard personal insurance business resulted in the transfer of approximately $325 million of net invested assets to Metropolitan Property and Casualty Insurance Company, which will further reduce investment income levels going forward. Investment income in future periods will also be negatively impacted by the combined $172 million in premiums ceded during 1999 under the two aggregate excess-of-loss reinsurance treaties.

The St. Paul does not anticipate substantial improvement in its underwriting cash flow situation during the fourth quarter of 1999. However, the company believes the corrective pricing and underwriting initiatives that have been implemented in 1999, along with continuing expense reduction efforts, will provide the opportunity for improved cash flows in 2000.

Pretax realized investment gains in The St. Paul's property-liability insurance operations of $38 million in the third quarter of 1999 were significantly higher than gains of $7 million in the same period of 1998. An increase in gains from sales of equity and venture capital investments accounted for the growth over the 1998 period. Pretax gains for the first nine months of 1999 totaled $170 million, compared with $187 million through the first nine months of 1998. In 1998's second quarter, The St. Paul took advantage of favorable market conditions to restructure its equity portfolio, which resulted in an unusually high level of realized gains.

The $16.2 billion carrying value of the property-liability fixed maturities portfolio on Sept. 30, 1999 included $200 million of pretax unrealized appreciation in market value. An upward movement in market interest rates during the first nine months of 1999 resulted in an $816 million pretax decline in the unrealized appreciation of the bond portfolio since the end of 1998. Approximately 96% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.8% at Sept. 30, 1999.

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

The following table represents a reconciliation of total gross and net environmental reserve development for the nine months ended
September 30, 1999, and the years ended Dec. 31, 1998 and 1997.
Amounts in the "net" column are reduced by reinsurance recoverables.

                        1999
Environmental          (nine            1998            1997
-------------          months)          ----            ----
(in millions)       Gross   Net    Gross    Net     Gross    Net
                    -----  ----    -----   ----     -----   ----
Beginning reserves  $783   $645     $867   $677      $889   $676
Incurred losses      (41)    (5)     (16)    26        44     58
Paid losses          (35)   (33)     (68)   (58)      (66)   (57)
                    ----   ----     ----   ----      ----   ----
Ending reserves     $707   $607     $783   $645      $867   $677
                    ====   ====     ====   ====      ====   ====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended September 30, 1999, and the years ended Dec. 31, 1998 and 1997.

                        1999
Asbestos               (nine            1998            1997
--------               months)          ----            ----
(in millions)       Gross   Net    Gross    Net     Gross    Net
                    -----  ----    -----   ----     -----   ----
Beginning reserves  $402   $277     $397   $279      $413   $304
Incurred losses       13     45       44     13        22     (5)
Paid losses          (19)   (17)     (39)   (15)      (38)   (20)
                    ----   ----     ----   ----      ----   ----
Ending reserves     $396   $305     $402   $277      $397   $279
                    ====   ====     ====   ====      ====   ====

The St. Paul's reserves for environmental and asbestos losses at September 30, 1999 represent its best estimate of its ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, The St. Paul cannot give assurances that its ultimate liability for environmental and asbestos losses will, in fact, match current reserves. The St. Paul continues to evaluate new information and developing loss patterns, but it believes any future additional loss provisions for environmental and asbestos claims will not materially impact The St. Paul's results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at September 30, 1999 of $1.10 billion represented approximately 6% of gross consolidated reserves of $18.12 billion.

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

Highlights of F&G Life's financial performance for the third quarter and first nine months of 1999 and 1998 were as follows:

                                      Three Months        Nine Months
                                     Ended Sept. 30      Ended Sept. 30
                                     --------------      --------------
(in millions)                        1999      1998       1999     1998
                                     ----      ----       ----     ----
Pretax income                         $21       $22        $48       $9

Sales (annualized premiums)          $145      $131       $761     $282
Premiums and policy charges           $62       $31       $127      $81
Policy surrenders                     $55       $48       $155     $162
Net investment income                 $68       $66       $221     $198

Life insurance in force                                $11,672  $10,693

F&G Life's pretax earnings for the first nine months of 1999 reflect a growing spread from increased assets under management and strong product sales, offset by increased product development and channel expansion expenses and realized investment losses of $8 million. Pretax income of $9 million for the nine months ended Sept. 30, 1998 included a $41 million writedown in the carrying value of deferred acquisition costs, and $9 million of charges (primarily for severance and writedowns in the carrying value of investments) related to The St. Paul's merger with USF&G.
Excluding realized investment gains and losses in both years and earnings charges in 1998, pretax earnings of $56 million for the first nine months of 1999 were slightly ahead of earnings of $54 million in the same period of 1998. After-tax earnings, however, grew at a stronger pace, reflecting the impact of F&G Life's adoption of an investment strategy to allocate 1% of its investment portfolio to tax-favored investments. These investments generate tax credits that have lowered F&G Life's effective tax rate.

The increase in sales volume in the third quarter and first nine months of 1999 compared with the same periods of 1998 resulted from sales of an equity-indexed annuity product introduced in June 1998. Sales of that product accounted for $80 million, or 55%, of total sales in the third quarter, and $565 million, or 74%, of total year-to-date sales. Credited interest rates on this product are tied to the performance of the S&P 500 equity index. Sales of fixed interest rate annuities in 1999 declined due to the negative impact of continued low levels of market interest rates on F&G Life's fixed rate products. The demand for annuity products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, particularly equity-based products.

Sales of traditional life insurance rose to $7 million during the third quarter of 1999, more than double the equivalent sales total in the same 1998 period. The increase reflects the successful launch of a new term life product line targeted at the mortgage protection market.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                  Life Insurance (continued)
                  -------------------------

The increase in premiums and policy charges over the third quarter and first nine months of 1998 resulted from an increase in sales of structured settlement annuities and life-contingent single premium immediate annuities ("SPIA"). Structured settlement annuities are sold primarily to property-liability insurers to settle insurance claims. Sales of structured settlement annuities, annuities with life contingencies and term life insurance are recognized as premiums earned under GAAP. However, sales of investment-type contracts, such as equity-indexed, deferred and tax sheltered annuities and universal life-type contracts are recorded directly on the balance sheet and are not recognized as premium revenue under GAAP. The expansion of the structured settlement program into The St. Paul's property-liability claim organization led to the increase in structured settlement sales. The growth in SPIA sales resulted from an increased emphasis on this product in 1999.

Deferred annuities and universal life products are subject to surrender by policyholders. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. Surrender activity in the third quarter of 1999 increased over the same 1998 period due to an increase in tax-sheltered annuity surrenders. Through the first nine months of 1999, surrenders were 5% lower than the same period of 1998.
Policy surrenders in 1998 reflected surrenders on a block of single premium deferred annuities ("SPDA") policies sold through a distributor that ceased doing business with F&G Life in 1997.

Net investment income in the third quarter and first nine months of 1999 grew 3% and 12%, respectively, over the same periods of 1998 as a result of an increasing asset base generated by positive cash flow.


                       Asset Management
                       ----------------

The St. Paul's portion of pretax earnings from The John Nuveen Company (Nuveen) was $30 million in the third quarter of 1999, compared with $26 million in 1998's third quarter. For the first nine months of 1999, The St. Paul's $89 million portion of Nuveen's pretax earnings was 20% higher than comparable earnings of $75 million in 1998. The company holds a 78% interest in Nuveen.

Nuveen's asset management revenues totaled $77 million in the third quarter of 1999, a 12% increase over revenues of $69 million in the same 1998 period. Nine-month asset management revenues grew 13% over the same period of 1998. Total managed assets grew to $58.5 billion at Sept. 30, 1999, a $3.2 billion increase over year-end 1998 and $6.0 billion higher than at the same time a year ago. The increase in assets under management was due to new product sales, particularly managed accounts sold through Rittenhouse Financial Services, Inc., a Nuveen subsidiary. Gross product sales totaled $2.9 billion in the third quarter of 1999, a 45% increase over sales of $2.0 billion in the same 1998 period. Sales of both equity and fixed-income products have been strong in 1999, with equity-based products accounting for 54% of third quarter gross sales. Through nine months of 1999, gross product sales totaled $11.0 billion, compared with sales of $5.6 billion in the same period of 1998. During the third quarter, Nuveen completed the sale of its investment banking division to U.S. Bancorp Piper Jaffray. The divestiture will enable Nuveen to focus on its asset management business.

                       Capital Resources
                       -----------------

Common shareholders' equity totaled $6.40 billion at Sept. 30, 1999, down $224 million from the year-end 1998 total of $6.62 billion, primarily due to a $682 million decline in the after-tax unrealized appreciation of the consolidated fixed maturity investment portfolio and significant common share repurchases, which more than offset The St. Paul's nine-month net income of $696 million. The St. Paul repurchased 8.3 million of its common shares for a total cost of $265 million during the first half of 1999, for an average cost of $32.03 per share. No shares were repurchased in the third quarter of 1999. An increase in market interest rates during the first nine months of 1999 led to the decline in the unrealized appreciation of The St. Paul's bond holdings compared with year-end 1998.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Capital Resources (continued)
                 ----------------------------

Total debt outstanding at Sept. 30, 1999 of $1.32 billion grew $56 million over the year-end 1998 total of $1.26 billion. The increase was primarily due to $64 million of variable rate borrowings entered into by a number of The St. Paul's real estate entities, and the February 1999 issuance of $46 million of floating rate notes by a special purpose offshore entity that is providing reinsurance to a property-liability subsidiary of The St. Paul. In March 1999, The St. Paul purchased $33.5 million face amount of its $1,000 principal amount zero coupon convertible notes from note holders for a total cash consideration of $21 million, which represented the original issue price plus the original issue discount accrued to the date of purchase. The St. Paul purchased the notes at the option of the note holders.

Approximately 47% of The St. Paul's consolidated debt outstanding at Sept. 30, 1999 consisted of medium-term notes bearing a weighted-average interest rate of 6.9%. The ratio of total debt to total capitalization of 16% at the end of the third quarter increased slightly over the year-end 1998 ratio of 15%.

In the third quarter of 1999, The St. Paul repurchased and retired $25.9 million (principal amount) of its company-obligated mandatorily redeemable preferred securities of subsidiaries ("capital securities") in open market transactions. The St. Paul may continue to repurchase these securities from time to time if it determines that such repurchases are a prudent use of capital.

The company anticipates that any capital expenditures during the remainder of 1999 would involve further repurchases of its common shares and capital securities, or acquisitions of existing businesses. The net proceeds from the sale of The St. Paul's standard personal insurance business of $252 million are expected to be used for general corporate purposes, which may include strategic acquisitions to augment The St. Paul's existing specialty insurance and general commercial lines, expansion of its specialty product offerings, and continuation of The St. Paul's common share repurchase program. On November 2, 1999, The St. Paul's board of directors authorized management to repurchase up to $500 million of the company's common stock in the open market or through private transactions. This repurchase program terminates a prior $500 million repurchase authorization, under which The St. Paul repurchased 12.1 million common shares for a total cost of $400 million. The St. Paul has no plans for major capital improvements during the remainder of 1999.

For the first nine months of 1999, The St. Paul's ratio of earnings to fixed charges was 6.45, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements was 5.91. For the first nine months of 1998, The St. Paul's ratio of earnings to fixed charges was 1.56, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements was 1.41. Fixed charges consist of interest expense, distributions on capital securities and that portion of rental expense deemed to be representative of an interest factor.

                           Liquidity
                           ---------

Liquidity is a measure of The St. Paul's ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. Net cash flows from operating activities totaled $161 million in the first nine months of 1999, compared with net cash flows from operating activities of $221 million in the same period of 1998. Operational cash flows in both 1999 and 1998 were negatively impacted by the decline in premium volume and investment receipts in The St. Paul's property-liability insurance operations, as well as cash disbursements associated with The St. Paul's merger with USF&G and the restructuring of the company's commercial insurance operations.
The St. Paul does not anticipate significant improvement in operational cash flows during the final three months of 1999 due to the expected continuation of the decline in premium volume, severance payments associated with the previously-discussed position eliminations, and a further reduction in investment income. On a long-term basis, The St. Paul believes its operational cash flows will benefit from the corrective pricing and underwriting actions under way in its property-liability operations as well as expense control initiatives. The St. Paul's financial strength and conservative level of debt provide it with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                          Market Risk
                          -----------

Upward movement in market interest rates during the first nine months of 1999 resulted in a significant decline in the unrealized appreciation of the bond portfolio since the end of 1998, as discussed in Property-Liability Insurance - Investment Operations. However, The St. Paul's portfolio mix, and therefore its exposure to market risk, has not changed materially from its position at December 31, 1998.


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

Information Technology Systems
------------------------------
All of The St. Paul's systems, whether internally developed or externally sourced, are subject to the company-wide comprehensive testing and compliance standards promulgated by the company's Information Services Division (ISD), the oversight and monitoring of which is the responsibility of the Year 2000 Project Office. Insofar as internal systems maintained in St. Paul, MN. are concerned, with few exceptions, Year 2000 compliance was achieved by December 31, 1998. With few exceptions, initial compliance validation of all such systems was completed by March 31, 1999. All subsidiaries not headquartered in Saint Paul, MN or Baltimore, MD completed initial validation testing of their application systems before June 30, 1999.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

The Year 2000 Project Office's plan for remediation and validation of externally sourced systems provides for the company to work with the vendors of those systems to ensure that those systems become Year 2000 compliant at the earliest practicable date. Compliance testing in accordance with ISD standards takes place as and when compliant versions and/or affirmations of compliance from vendors are received. The St. Paul has identified what it believes to be all of its third-party supplied mission critical systems, and, with few exceptions, has received Year 2000 compliant versions and/or affirmations of compliance for each of them, and has completed the validation process.

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

Contingency Planning
--------------------
During the first half of 1999, contingency plans were developed by business and staff units, field offices and subsidiary location teams in accordance with a model that focused first on restoring and maintaining infrastructure, and secondly on business resumption. Individual teams identified their critical processes and then identified pre-emptive actions to mitigate the potential impact of a Year 2000 disruption. Teams also developed plans for reacting to potential threat and duration scenarios. Following a detailed review of the submitted plans by the Year 2000 Project Office, each team was advised of required plan modifications, and all modifications were completed by the end of July.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

On-site validation and testing of plans were conducted in core-critical U.S. domestic field offices in mid-September. Subsidiary validation testing is being conducted in October and November 1999. An integral part of this testing effort addresses how field offices, subsidiaries and business units within corporate headquarters interface with the corporate "command center" during the millennium transition period. Planning for the corporate command center was completed in time for the operation to commence "ready-mode" status on Oct. 1, 1999.

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

As noted above, The St. Paul indirectly relies on the information systems of the many components of its distribution network, which includes thousands of independent agents and brokers. The St. Paul is aware that some of its independent agents and brokers are currently Year 2000 non-compliant and expects that a small percentage, consisting primarily of smaller agents, will be non-compliant on January 1, 2000. The St. Paul believes that Year 2000-related difficulties experienced by members of its distribution network have the potential to materially disrupt its business and that such potential disruptions constitute its second greatest area of potential exposure to the Year 2000 problem. As part of its contingency planning effort, The St. Paul has been providing information to members of its distribution network intended to sensitize them to the Year 2000 issue and to encourage them to take appropriate steps to become Year 2000 compliant. Although the company's distribution network consists of thousands of agents and brokers, the number of different systems used by the constituent members is far less. For example, the company believes that fewer than 20 different types of agency management systems are used by its property-liability insurance agents in the United States. Contingency arrangements are being discussed with distribution network members pursuant to which the company may, among other provisional steps, provide data in alternative formats and institute temporary direct billing services in the event of a disruption in their individual systems.

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

Insurance Coverage
------------------
The St. Paul has received some Year 2000-related claims and faces additional potential Year 2000 claims under coverages provided by insurance or reinsurance policies sold to insured parties who may incur, or take action claimed to prevent, losses as a result of the failure of such parties, or the customers or vendors of such parties, to be Year 2000 compliant. For example, the company, like other property-liability insurers, has received claims for reimbursement of expenses incurred by policyholders in connection
with their Year 2000 compliance efforts.   Because coverage
determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine at this time whether and to what extent insured parties will incur losses, the amount of the losses or whether the losses will be covered under The St. Paul's insurance policies. With respect to Year 2000-related claims in general, in some instances, coverage is not provided under the insurance policies or reinsurance contracts, while in other instances, coverage may be provided under certain circumstances.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

The St. Paul's standard property and inland marine policies require, among other things, direct physical loss or damage from a covered cause of loss as a condition of coverage. In addition, it is a fundamental principle of all insurance that a loss must be fortuitous to be considered potentially covered. Given the fact that Year 2000-related losses are not unforeseen, and that The St. Paul expects that such losses will not, in most if not all cases, cause direct physical loss or damage, The St. Paul has concluded that its property and inland marine policies do not generally provide coverage for losses relating to Year 2000 issues. To reinforce its view on coverage afforded by such policies, The St. Paul has developed and continues to implement a specific Year 2000 exclusion endorsement. The company may also face claims from the beneficiaries of its surety bonds resulting from Year 2000-related performance failures by the purchasers of the bonds. As with insurance policies in general, because surety claims depend on particular factual situations, specific bond language and other variables, it is not possible to determine in advance whether and to what extent Year 2000-related claims will arise under surety bonds issued by The St. Paul, the amount of any such claims or whether any such claims will by payable under surety bonds issued by The St. Paul.

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

In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; the pace and effectiveness of the transfer of the standard personal insurance business from The St. Paul to Metropolitan; and various other matters, including the effects of the merger with USF&G. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including the impact of system faults, the failure to successfully remediate material systems, the time it may take to remediate system failures once they occur, the failure of third parties (including public utilities, agents and brokers) to properly remediate material Year 2000 problems, and unanticipated judicial interpretations of the scope of the insurance or reinsurance coverage provided by The St. Paul's policies. The St. Paul undertakes no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 2.   Changes in Securities.
           Not applicable.

Item 3.   Defaults Upon Senior Securities.
           Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
           Not applicable.

Item 5.   Other Information.
           The pro forma financial information required under
           Item 7. (b) (2) of The St. Paul's Form 8-K Current Report dated September 30, 1999 is set forth in Note 9 to the consolidated financial statements and is incorporated herein by reference.

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

            2)   The St. Paul filed a Form 8-K Current
                 Report dated September 30, 1999 related to the completion of The St. Paul's sale of its standard personal insurance underwriting operations to Metropolitan Property and
                 Casualty Insurance Company.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                               ----------------------------
                                       (Registrant)

Date: November 15, 1999             By  /s/ Bruce A. Backberg
                                        ---------------------
                                            Bruce A. Backberg
                                     Senior Vice President - Legal Services
                                    (Authorized Signatory)


Date: November 15, 1999             By  /s/ Thomas A. Bradley
                                        ---------------------
                                            Thomas A. Bradley
                                     Senior  Vice President - Finance
                                       (Principal Accounting Officer)

                         EXHIBIT INDEX
                         -------------

Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*.............................

(3)  (i) Articles of incorporation*............................
     (ii) By-laws*.............................................

(4)  Instruments defining the rights of security holders,
        including indentures*..................................

(10) Material contracts........................................

     (i) Key Executive Special Incentive Arrangement**.........(1)

(11) Statement re computation of per share earnings** .........(1)

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