Form 10-K
period 1999-12-31
ST PAUL COMPANIES INC /MN/
filed 2000-03-30
CIK 86312

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                       EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1999

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                         SECURITIES
                       EXCHANGE ACT OF 1934
      For the transition period from            to
                                    ------------  -----------

                   Commission file number 0-3021

                   THE ST. PAUL COMPANIES, INC.
       ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

           Minnesota                          41-0518860
   -------------------------                 -------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

  385 Washington Street, Saint Paul, MN             55102
  -------------------------------------           --------
(Address of principal executive offices)         (Zip Code)

 Registrant's telephone number,
      Including area code                      651-310-7911
                                               ------------

    Securities registered pursuant to Section 12(b) of the Act:

Common Stock (without par value)       New York Stock Exchange
-------------------------------         London Stock Exchange
                                    ------------------------------
        (Title of class)           (Name of each exchange on which
                                             registered)

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

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 13, 2000, was $4,785,479,797. The number of shares of the Registrant's Common
Stock, without par value, outstanding at March 13, 2000, was 214,895,253.

     An Exhibit Index is set forth at page 38 of this report.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------

Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 2, 2000 are incorporated by reference into Parts III and IV of this report.

                              PART I
                              ------
Item 1.        Business.
------         --------

General Description

The St. Paul Companies, Inc. (The St. Paul) is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. The St. Paul is a management company principally engaged, through its subsidiaries, in providing commercial property-liability and life insurance, and reinsurance products and services worldwide. The St. Paul also has a presence in the asset management industry through its 79% majority ownership of The John Nuveen Company (Nuveen). As a management company, The St. Paul oversees the operations of its subsidiaries and provides them with capital, management and administrative services. At March 1, 2000, The St. Paul and its subsidiaries employed approximately 12,000 persons. Based on total revenues, The St. Paul ranked No. 171 on the 1998 Fortune 500 list of the largest companies in the United States.

1999 Developments
-----------------

Summary of Results. The following table summarizes The St. Paul's consolidated results for the last three years:

Year ended December 31
                                           1999      1998       1997
(In millions, except per                 ------    ------     ------
  share data)

Pretax income (loss):
  Property-liability insurance           $  971    $  298     $1,488
  Life insurance                             66        21         78
  Asset management                          123       104         93
  Parent company and
    other operations                       (143)     (303)      (226)
                                         ------    ------     ------
     Pretax income from
      continuing operations               1,017       120      1,433
Income tax expense (benefit)                238       (79)       371
                                         ------    ------     ------
     Income from continuing
      operations before
      cumulative effect of
      accounting change                     779       199      1,062
Cumulative effect of accounting
    change, net of taxes                    (30)        -          -
                                         ------    ------     ------
     Income from continuing
      operations                            749       199      1,062
Discontinued operations,
  net of taxes                               85      (110)      (133)
                                         ------    ------     ------
    Net income                           $  834    $   89     $  929
                                         ======    ======     ======
    Per common share (diluted)           $ 3.41    $ 0.32     $ 3.69
                                         ======    ======     ======

The improvement in pretax income from continuing operations in 1999 over 1998 was driven by The St Paul's property-liability insurance operations, reflecting efficiencies realized from the 1998 merger with USF&G Corporation (USF&G), the favorable impact of two aggregate excess-of-loss reinsurance treaties, and improvements in certain commercial insurance underwriting results. Pretax income in 1999 was reduced by a charge of $60 million related to a cost reduction program, whereas 1998 pretax income reflected the impact of a provision to strengthen loss reserves, and merger-related and other expenses.

Strategic Transactions. The St. Paul took four major actions in 1999 consistent with its strategy of focusing its resources on specialty commercial and professional property-liability insurance lines. First, The St. Paul completed the sale of its standard personal insurance underwriting operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Second, The St. Paul reached a definitive agreement to sell its nonstandard auto insurance operations to Prudential Insurance Company of America (Prudential), in a transaction expected to be completed in the second quarter of 2000. The results of the operations sold and to be sold are included in discontinued operations for all periods in the preceding table. Note 14 to the consolidated financial statements on pages 66 and 67 of The St. Paul's 1999 Annual Report to Shareholders, which includes additional information regarding the sale of these operations, including the components of the respective gain and estimated loss on disposal, is incorporated herein by reference.

Third, The St. Paul reached definitive agreement to purchase MMI Companies, Inc., a provider of insurance products and consulting services to the healthcare industry, in a transaction expected to be finalized in the second quarter of 2000. Fourth, The St. Paul agreed to purchase Pacific Select Insurance Company, which will increase its earthquake risk underwriting capabilities in California, in a transaction completed in the first quarter of 2000. Note 2 to the consolidated financial statements on pages 52 and 53 of The St. Paul's 1999 Annual Report to Shareholders includes additional information about these acquisitions and is incorporated herein by reference.

Cost Reduction Program. In the third quarter of 1999, The St. Paul announced a cost reduction program designed to enhance the company's efficiency in the highly-competitive property-liability insurance marketplace. The St. Paul recorded a pretax charge to earnings of $60 million in 1999 related to this program, consisting of $33 million of occupancy-related expenses, $25 million of employee-related expenses related to the anticipated elimination of approximately 700 positions, and $2 million of equipment charges. Through Dec. 31, 1999, the employment of approximately 480 individuals had been terminated under this plan.

Realignment of Primary Insurance Operations. In the fourth quarter of 1999, The St. Paul realigned its primary property-liability insurance operations in order to further streamline the company's organization and ease agent and broker access to its products and services. The St. Paul created a Global Specialty Practices organization, encompassing The St. Paul's Specialty Commercial and Surety business segments, which has worldwide responsibility for product development, strategic planning, pricing and risk selection for The St. Paul's specialty commercial insurance operations.

USF&G Merger Update
-------------------

In April 1998, The St. Paul merged with USF&G Corporation (USF&G), a Baltimore, Maryland-based holding company for property-liability and life insurance and reinsurance operations. The St. Paul issued
66.5 million of its common shares in exchange for all of the outstanding common stock of USF&G in a business combination accounted for as a pooling of interests. The combined entity retained The St. Paul name, with headquarters in St. Paul, Minnesota.

In 1999, The St. Paul substantially completed the integration of USF&G into its operations, achieving significant efficiencies through the elimination of duplicate functions throughout the combined organization, including the consolidation of corporate headquarters' functions and the elimination of approximately 2,200 employee positions. By the end of 1999, The St. Paul had realized pretax annual expense savings of approximately $260 million (as measured against the combined 1997 pre-merger expenses of The St. Paul and USF&G) as a result of the merger and the subsequent restructuring of its commercial insurance underwriting operations in late 1998.

The St. Paul recorded a pretax merger-related charge to earnings of $292 million in 1998, primarily for severance and facilities exit costs. Note 15 to the consolidated financial statements, on pages 67 through 69 of The St. Paul's 1999 Annual Report to Shareholders, which includes additional information regarding the charge, including the components thereof and cash disbursements through Dec. 31, 1999, is incorporated herein by reference.

The St. Paul also recorded a $215 million pretax provision to increase USF&G's loss and loss adjustment expense reserves subsequent to the merger. Note 8 to the consolidated financial statements included in The St. Paul's 1999 Annual Report to
Shareholders, which includes additional information about the $215 million provision, is incorporated herein by reference.

Business Segments
-----------------

The St. Paul's property-liability insurance operations, composed of five distinct underwriting business segments and an investment operations segment, accounted for 89%, 91% and 92% of consolidated revenues from continuing operations in 1999, 1998 and 1997, respectively. The St. Paul's life insurance segment, Fidelity and Guaranty Life Insurance Company and subsidiaries (F&G Life), accounted for 6% of revenues in 1999 and 5% of revenues in 1998 and 1997, with Nuveen accounting for virtually all of the remaining revenues in each year. Financial information about The St. Paul's business segments is set forth in Note 18 to the consolidated financial statements on pages 71 through 73 of The St. Paul's 1999 Annual Report to Shareholders, and is incorporated herein by reference.

The following table summarizes the sources of The St. Paul's consolidated revenues from continuing operations for each of the last three years. Following the table is a narrative description of each of The St. Paul's business segments.

                                                    Percentage of
                                                Consolidated Revenues

                                              1999      1998      1997
                                            ------    ------    ------
Property-liability insurance:
 Primary insurance operations
 U.S. Underwriting:
   Commercial Lines Group                     25.7%     29.5%     31.5%
   Specialty Commercial                       19.4      18.8      17.4
   Surety                                      5.0       4.4       3.5
                                            ------    ------    ------
       Total U.S. Underwriting                50.1      52.7      52.4
   International                               5.2       4.3       3.4
                                            ------    ------    ------
     Total primary underwriting               55.3      57.0      55.8
   Reinsurance                                12.1      13.5      14.7
                                            ------    ------    ------
       Total  Underwriting                    67.4      70.5      70.5
 Investment operations:
   Net investment income                      16.6      16.8      15.9
   Realized investment gains                   3.6       2.4       4.9
                                            ------    ------    ------
       Total investment operations            20.2      19.2      20.8
   Other                                       1.0       0.8       0.5
                                            ------    ------    ------
       Total property-
        liability insurance                   88.6      90.5      91.8
Life insurance                                 6.3       5.1       4.9
Asset management                               4.7       4.0       3.2
Parent company, other
  operations and eliminations                  0.4       0.4       0.1
                                            ------    ------    ------
       Total                                 100.0%    100.0%    100.0%
                                            ======    ======    ======

Narrative Description of Business

Property-Liability Insurance
----------------------------

The St. Paul's property-liability insurance underwriting operations consist of three U.S.-based primary underwriting segments collectively referred to as U.S. Underwriting, an international underwriting segment (International) and a reinsurance segment (St. Paul Re). The St. Paul's U.S. Underwriting operations underwrite property and liability insurance and provide insurance-related products and services to commercial and professional customers throughout the United States. International underwrites most of The St. Paul's primary property and liability insurance coverages outside the United States. International also includes The St. Paul's operations at Lloyd's (formerly Lloyd's of London), and insurance written for non-U.S. risks of U.S.-based corporate policyholders and non-U.S.- based policyholders' exposures in the United States. St. Paul Re underwrites reinsurance for leading property-liability insurance companies worldwide. The St. Paul's property-liability operations also include an investment segment responsible for overseeing the property-liability investment portfolio.

The primary sources of property-liability revenues are premiums earned from insurance policies and reinsurance contracts, income earned from the investment portfolio and gains from sales of investments. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, The St. Paul's property-liability underwriting operations ranked 11th on the basis of 1998 written premiums.

Principal Departments and Products. The "Property-Liability Underwriting Results by Segment" table included in "Management's Discussion and Analysis" on page 24 of The St. Paul's 1999 Annual Report to Shareholders, which summarizes written premiums, underwriting results and statutory combined ratios for each of its underwriting segments for the last three years, is incorporated herein by reference. The following discussion summarizes the business structure of The St. Paul's property-liability insurance underwriting operations as it existed on Dec. 31, 1999.

U.S. Underwriting
-----------------

U.S. Underwriting operates through the following business segments:

Commercial Lines Group. The Commercial Lines Group, in general, underwrites general liability and casualty, property, workers' compensation, commercial auto, inland marine, umbrella and excess liability, and package coverages. This segment includes the following business centers: Middle Market Commercial provides "all lines" property and casualty insurance and risk management services for midsize and large commercial enterprises. Tailored coverages and products are marketed to specific customer groups such as golf courses, museums, colleges and schools, multipurpose recreational facilities, manufacturers, wholesalers, processors, service-related industries (retailers, insurance companies, and hospitality and entertainment firms) and motor carriers. Insurance coverages are also offered for nationwide, multiple-policyholder programs generated through a single agency source. Small Commercial provides coverages to small businesses, including retailers, wholesalers, professional offices, manufacturers and contractors, and offers unique coverages for group accounts, such as franchise
operations, associations and multi-location accounts.   Coverages
marketed specifically to small commercial customers include the Business Insurance Policy (BIP). Construction provides insurance and related services to a broad range of general contractors, highway contractors and specialty contractors. The Cat Risk business center underwrites property coverage for major U.S. corporations, including policyholders with specialty needs and high property values, with an emphasis on earthquake and hurricane catastrophe exposures. This business center also provides personal property coverages for earthquake exposures in California through GeoVera Insurance Company.

The St. Paul's participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they write, is also included in Commercial Lines Group results. These pools and associations serve to increase the underwriting capacity of participating companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk. The St. Paul's participation in these pools and associations is limited.

Specialty Commercial. The Specialty Commercial segment serves specific commercial customer groups, generally providing coverage for damage to the customer's property (fire, inland marine and auto), liability for bodily injury or damage to the property of others (general liability, auto liability, umbrella and excess), workers' compensation insurance, and various professional liability coverages. Product and services are offered through the following business centers:

Health Services (formerly Medical Services) underwrites professional liability, property and general liability insurance throughout the health care delivery system. Products include coverages for health care professionals (physicians and surgeons, dental professionals and nurses); individual health care facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems, such as hospital networks and managed care systems. Specialized claim and loss control services are vital components of Health Services' insurance products and services. The St. Paul's Health Services business center is the largest medical liability insurer in the United States, with premium volume accounting for approximately 6% of the U.S. market based on 1998 premium data published in "Best's Review." The St. Paul's acquisition of MMI Companies, Inc., expected to be completed in 2000, will create, when combined with its existing operations, a globally integrated provider of insurance and risk management services for the healthcare industry, with pro forma combined annual revenues of approximately $1 billion.

Financial and Professional Services provides directors' and officers' liability and commercial fidelity coverages to public, private and nonprofit corporations, including financial services organizations. The St. Paul is endorsed by two major banking associations in the United States as the recommended insurance carrier for their members. This business center also provides professional liability coverages for lawyers, and offers errors and omissions coverage to other professionals, including insurance agents, real estate agents and appraisers. Public Sector Services markets insurance products and services, including professional liability coverages, to all local governments, Indian nations and special government districts and authorities, such as water districts, transit authorities and fire protection districts.

Technology offers a comprehensive portfolio of specialty products and services to companies involved in medical technology and biotechnology, electronics, information technology, telecommunications and industrial electronics manufacturing.
Excess and Surplus Lines underwrites umbrella and excess liability coverages, as well as property and liability insurance for high-risk classes of business and unique, sometimes one-of-a-kind risks that standard insurance markets generally avoid. Oil and Gas provides standard and specialty insurance coverages for customers involved in the exploration and production of oil and gas, including operators, drillers and oil servicing contractors. St. Paul Athena is a specialty underwriting facility dedicated to business generated through Swett & Crawford, a wholesale insurance brokerage subsidiary of Aon Corporation. Global Marine provides a variety of property-liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection. Specialty Lines provides unsupported umbrellas, policies and self-insured retention products in the specialty admitted market.

Surety. The Surety segment underwrites surety bonds, which are agreements under which one party, the surety, guarantees to another party, the owner or obligee, that a third party, the contractor or principal, will perform in accordance with contractual obligations. The Contract Surety business center specializes in providing bid, performance and payment bonds, domestically and internationally, to a broad spectrum of clients specializing in general contracting, highway and bridge construction, asphalt paving, underground and pipeline construction, manufacturing, civil and heavy engineering, and mechanical and electrical construction. Bid bonds provide financial assurance that a bid has been submitted in good faith and that the contractor intends to enter into the contract at the price bid and provide the required performance and payment bonds. Performance bonds protect the obligee from financial loss should the contractor fail to perform the contract in accordance with the terms and conditions of the contract documents. Payment bonds guarantee that the contractor will pay certain subcontractor, labor and material bills associated with a project. The Commercial Surety and Fidelity business center offers license and permit bonds, court bonds, public official bonds and other miscellaneous bonds.

According to data published by the Surety Association of America, The St. Paul's domestic Surety operations were the largest in the United States based on 1998 written premiums, accounting for approximately 11% of the domestic market. The St. Paul's Surety segment also includes Afianzadora Insurgentes, the leading surety operation in Mexico. According to data published by AFIANZA, the Mexican Surety Commission, Afianzadora Insurgentes accounted for approximately 40% of the Mexican surety bond market based on written premium volume for the first nine months of 1999.

International
-------------

The St. Paul's International business segment is responsible for most of The St. Paul's primary insurance written outside the United States. International has a presence through insurance companies licensed in Canada, Australia, and 12 countries in Europe, Africa and Latin America. It also includes business generated from The St. Paul's participation in Lloyd's as a provider of capital to selected underwriting syndicates and as the owner of a managing agency. International also includes insurance written for non-U.S. operations of multinational corporations based in the United States and insurance written to cover exposures in the United States for non-U.S. companies. This segment predominantly markets specialty commercial insurance in the international arena, with a particular emphasis on liability coverages. The International segment offers a broad range of products and services tailored to meet the unique needs of both its multinational customers as well as its customers in each of the domestic markets which it serves.

St. Paul Re
-----------

St. Paul Re underwrites traditional treaty and facultative reinsurance for property, liability, ocean marine, surety, health and certain specialty classes of coverages, and also underwrites "non-traditional" reinsurance, which combines traditional underwriting risk with financial risk protection. St. Paul Re underwrites reinsurance for leading property, liability and other non-life insurance companies worldwide, with clients in North America, Latin America, the Caribbean, Europe, Australia and the Asia-Pacific region. Reinsurance is an agreement by which an insurance company will pay a premium to transfer, or "cede," a portion of the risk it has underwritten to a reinsurer. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance.

Through Discover Re, The St. Paul's Reinsurance segment underwrites primary insurance, reinsurance and provides related services to self-insured companies and insurance pools, in addition to ceding to and reinsuring captive insurers, all within the alternative risk transfer market. Through alternative risk transfer, a company self-insures, or insures through a captive insurer, the portion of its own losses which are predictable and purchases insurance for the less predictable, high-severity losses that could have a major financial impact on the company.

According to the most recent data published by the Reinsurance Association of America, St. Paul Re's written premium volume through the first nine months of 1999 ranked it as the sixth-largest reinsurer in the United States. According to data published in "Business Insurance," St. Paul Re was ranked as the 15th-largest property-liability reinsurer in the world, based on 1998 written premiums.


Principal Markets and Methods of Distribution
---------------------------------------------

The St. Paul's U.S. Underwriting operations are licensed to transact business in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. At least five percent of U.S. Underwriting's 1999 property-liability written premiums were produced in each of Illinois, California, Florida and New York.

U.S. Underwriting's business is produced primarily through approximately 6,900 independent insurance agencies and insurance brokers. The needs of agents, brokers and policyholders are addressed through approximately 130 offices located throughout the United States.

St. Paul Re produces reinsurance business from its New York headquarters, as well as from offices in London, Atlanta, Brussels, Chicago, Hong Kong, Miami, Morristown NJ, Munich, San Francisco, Singapore, Sydney and Tokyo. It underwrites business through brokers and, for certain types of reinsurance and in certain markets, on a direct basis. Discover Re underwrites alternative risk transfer business from its Farmington, CT headquarters, from regional U.S. offices in Atlanta, Pittsburgh, Dallas, Minneapolis and San Francisco, and from a correspondent office in London.

The St. Paul's International operations are headquartered in London and underwrite insurance through domestic operations in 13 markets outside the United States (Argentina, Australia, Botswana, Canada, France, Germany, Ireland, Lesotho, Mexico, South Africa, Spain, The Netherlands and the United Kingdom). These operations distribute their products principally through independent brokers. Through its owned operations and partner companies, International's global network conducts business in more than 70 countries worldwide. Through its presence at Lloyd's, International also has access to business markets in virtually every country of the world for its specialty products including aviation, kidnap and ransom, malicious product tampering, creditor/payment protection and personal accident. The Lloyd's managing agency, operating under the name St. Paul Syndicate Management Ltd., underwrites business for eight syndicates, collectively representing approximately 4% of Lloyd's total capacity.

Reserves for Losses and Loss Adjustment Expenses
------------------------------------------------

General Information. When claims are made by or against policyholders, any amounts that The St. Paul's underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (LAE). The St. Paul establishes reserves that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE at Dec. 31, 1999 cover claims that were incurred not only in 1999 but also in prior years. They include estimates of the total cost of claims that have already been reported but not yet settled ("case" reserves), and those that have been incurred but not yet reported ("IBNR" reserves). Loss reserves are reduced for estimates of salvage and subrogation.

Loss reserves for certain workers' compensation business and certain assumed reinsurance contracts are discounted to present value. Additional information about these discounted liabilities is set forth in Note 1 to the consolidated financial statements on pages 49 through 52 of The St. Paul's 1999 Annual Report to Shareholders, and is incorporated herein by reference. During 1999, $5.0 million of discount was amortized and $2.7 million of additional discount was accrued.

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

Ten-year Development. The table on page 10 presents a development of net loss and LAE reserve liabilities and payments for the years 1989 through 1999. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverables, recorded at the balance sheet date for each of the years indicated.

The table excludes the reserves and activity of Economy Fire and Casualty Company and its subsidiaries (Economy), which were included in the sale of The St. Paul's standard personal insurance operations to Metropolitan. The table does, however, include reserves and activity for the non-Economy standard personal insurance business that was sold to Metropolitan, since The St. Paul remains liable for claims on non-Economy standard personal insurance policies that result from losses occurring prior to Sept. 30, 1999 (the closing date of the sale). Also included in the table are the reserves and activity for The St. Paul's nonstandard auto business, which The St. Paul has agreed to sell to Prudential in a transaction expected to be completed in the second quarter of 2000. Notes 8 and 14 to the consolidated financial statements on pages 56 and 57, and pages 66 and 67, respectively, of The St. Paul's 1999 Annual Report to Shareholders, which include additional information regarding the sale of these operations and the related reserves, are incorporated herein by reference.

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

The "Cumulative redundancy (deficiency)" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1991 reserve of $12,848 million developed to $12,479 million, or a $369 million redundancy, by the end of 1993. By the end of 1999, the 1991 reserve had developed a redundancy of $1,041 million. The changes in the estimate of 1991 loss reserves were reflected in operations during the past eight years.

In 1993, The St. Paul adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement required, among other things, that reinsurance recoverables on unpaid losses and LAE be shown as an asset, instead of the prior practice of netting this amount against insurance reserves for balance sheet reporting purposes.

The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 1999), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on The St. Paul's balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 1999) and the related re-estimated reinsurance recoverable.
The St. Paul did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for its foreign underwriting operations.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 1999, $9,066 million of the currently estimated $11,807 million of losses and LAE that have been incurred for the years up to and including 1991 have been paid. Thus, as of Dec. 31, 1999, it is estimated that $2,741 million of incurred losses and LAE have yet to be paid for the years up to and including 1991.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1995 reserves that relates to 1989 losses is included in the cumulative redundancy (deficiency) for the years 1989 through 1995.

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

Note 8 to the consolidated financial statements, on pages 56 and 57 of The St. Paul's 1999 Annual Report to Shareholders, includes a reconciliation of beginning and ending loss reserve liabilities for each of the last three years and is incorporated herein by reference. Additional information about The St. Paul's reserves is contained in the "Loss and Loss Adjustment Expense Reserves" and "Environmental and Asbestos Claims" sections of "Management's Discussion and Analysis" on pages 33 and 34 of The St. Paul's 1999 Annual Report to Shareholders, which are incorporated herein by reference.

Analysis of Loss and Loss Adjustment Expense (LAE) Development
(In millions)


Year ended December 31      1989    1990    1991    1992    1993    1994    1995    1996    1997    1998    1999
----------------------      ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Net liability for
  unpaid losses and LAE  $11,343  11,881  12,848  13,211  12,990  13,020  13,489  14,718  14,802  14,926  14,161
                          ======  ======  ======  ======  ======  ======  ======  ======  ======  ======  ======
Liability re-estimated
  as of:
One year later            11,305  12,228  12,684  12,911  12,621  12,688  13,019  13,958  14,566  14,616
Two years later           11,517  12,130  12,479  12,589  12,247  12,250  12,314  13,733  14,360
Three years later         11,480  12,058  12,280  12,384  11,949  11,792  12,165  13,632
Four years later          11,518  11,930  12,222  12,144  11,587  11,644  12,071
Five years later          11,503  11,918  12,065  11,915  11,474  11,490
Six years later           11,544  11,850  11,944  11,818  11,343
Seven years later         11,538  11,869  11,899  11,729
Eight years later         11,646  11,844  11,807
Nine years later          11,642  11,821
Ten years later           11,669

Cumulative redundancy
   (deficiency)            $(326)     60   1,041   1,482   1,647   1,530   1,418   1,086     442     310
                          ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

Net liability for
  unpaid losses and LAE                           13,211  12,990  13,020  13,489  14,718  14,802  14,926  14,161
Reinsurance recoverable on
 unpaid losses                                     3,903   2,581   2,533   2,824   2,864   3,051   3,260   3,773
                                                  ------  ------  ------  ------  ------  ------  ------  ------
Gross liability                                   17,114  15,571  15,553  16,313  17,582  17,853  18,186  17,934
                                                  ======  ======  ======  ======  ======  ======  ======  ======
Gross re-estimated liability:
One year later                                    16,467  15,177  15,642  15,869  17,054  17,757  17,833
Two years later                                   16,143  15,201  15,280  15,130  16,816  17,429
Three years later                                 15,998  14,988  14,689  15,009  16,511
Four years later                                  15,825  14,520  14,698  14,618
Five years later                                  15,536  14,550  14,260
Six years later                                   15,565  14,174
Seven years later                                 15,372
Gross cumulative
 redundancy                                        1,742   1,397   1,293   1,695   1,071     424     353
                                                  ======  ======  ======  ======  ======  ======  ======

Cumulative amount of net
  liability paid through:
One year later           $ 3,041   3,105   3,027   3,017   2,735   2,654   2,906   3,353   3,538   3,700
Two years later            5,004   5,107   5,027   4,970   4,523   4,510   4,848   5,682   5,955
Three years later          6,390   6,433   6,380   6,263   5,797   5,838   6,333   7,284
Four years later           7,271   7,371   7,276   7,173   6,712   6,874   7,265
Five years later           7,931   8,006   7,917   7,838   7,443   7,557
Six years later            8,388   8,470   8,424   8,329   7,960
Seven years later          8,745   8,875   8,812   8,650
Eight years later          9,077   9,196   9,066
Nine years later           9,337   9,405
Ten years later            9,514

Cumulative amount of
  gross liability paid
  through:
One year later                                     4,072   3,328   3,255   3,422   3,719   3,962   4,184
Two years later                                    6,585   5,506   5,509   5,407   6,335   6,635
Three years later                                  8,178   7,072   6,864   7,098   8,156
Four years later                                   9,304   8,008   8,057   8,164
Five years later                                  10,009   8,851   8,852
Six years later                                   10,597   9,480
Seven years later                                 11,143


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

In 1999, The St. Paul ceded losses and loss adjustment expenses totaling $534 million under two separate aggregate excess-of-loss reinsurance treaties. Written and earned premiums totaling $273 million were also ceded under these treaties, resulting in a $261 million benefit included in The St. Paul's 1999 pretax income.
Note 16 to the consolidated financial statements on page 70 of The St. Paul's 1999 Annual Report to Shareholders, which provides a schedule of ceded reinsurance and additional information about the two 1999 reinsurance treaties, is incorporated herein by reference.


Property - Liability Investment Operations
------------------------------------------

Objectives. The St. Paul's board of directors approves the overall aggregate investment plan for the companies within The St. Paul group. Each subsidiary adopts its own specific investment policy tailored to comply with domestic laws and regulations and the overall corporate investment plan. The primary objectives of those plans are as follows:

  1) to maintain a widely diversified fixed maturities portfolio structured to maximize investment income while minimizing credit risk through investments in high-quality instruments; and

  2) to provide for long-term growth in the market value of the investment portfolio and enhance shareholder value through investments in certain other investment classes, such as equity securities, venture capital and real estate.

The St. Paul's property-liability investment operations have had limited involvement with derivative financial instruments, primarily for purposes of hedging against fluctuations in foreign currency exchange rates and interest rates. The St. Paul's investment operations have not participated in the derivatives market for trading or speculative purposes.

Fixed Maturities. Fixed maturities constituted 75% (at cost) of The St. Paul's property-liability insurance operations' investment portfolio at Dec. 31, 1999. The portfolio is primarily composed of high-quality, intermediate-term taxable U.S. government agency and corporate bonds and tax-exempt U.S. municipal bonds. The following table presents information about the fixed maturities portfolio for the last three years (dollars in millions).


                                              Weighted    Weighted
         Amortized   Estimated   Pretax Net    Average     Average
          Cost at    Fair Value  Investment   Pre-tax     After-tax
Year      Year-end   at Year-end   Income      Yield        Yield
----       ------    -----------  --------    -------     -------
1999      $15,515     $15,479     $1,171       6.8%        5.1%
1998       16,198      17,177      1,204       6.8%        5.1%
1997       16,548      17,376      1,236       7.1%        5.2%

The St. Paul determines the mix of its investments in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. Taxable, intermediate-term, investment-grade securities accounted for the majority of new bond purchases in 1999. The fixed maturities portfolio is carried on The St. Paul's balance sheet at estimated fair value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity. At Dec. 31, 1999, pretax unrealized depreciation totaled $36 million, compared with appreciation of $979 million at the end of 1998. The decline in unrealized appreciation was primarily the result of an increase in market interest rates during 1999.

The fixed maturities portfolio is managed conservatively to provide reasonable returns while limiting exposure to risks. Approximately 95% of the fixed maturities portfolio is rated at investment grade levels (BBB or better). The remaining 5% of the portfolio is split between nonrated and non-investment grade (high-yield) securities. The St. Paul believes the nonrated securities would be considered investment-grade in quality if rated.

Equities. Equity securities comprised 5% of the property-liability operations' investments (at cost) at Dec. 31, 1999, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. Sales of equities generated $118 million of pretax realized investment gains in 1999, and dividend income totaled $16 million. The portfolio's carrying value at year-end included $516 million of pretax unrealized appreciation. The St Paul's domestic equity portfolio produced a total return of 32.6% in 1999.

Real Estate and Mortgage Loans. The St. Paul's property-liability operations' real estate holdings consist of a diversified portfolio of commercial office and warehouse properties that The St. Paul owns directly or has partial interest in through joint ventures. The properties are geographically distributed throughout the United States and had an occupancy rate of 94% at Dec. 31, 1999. The St. Paul also has a portfolio of real estate mortgage investments acquired in the merger with USF&G. The real estate and mortgage loan portfolio produced $87 million of pretax investment income in 1999 and generated $18 million of pretax realized gains.

Venture Capital. Securities of small- to medium-sized companies spanning a variety of industries comprise The St. Paul's venture capital holdings, which accounted for 2% of property-liability investments (at cost) at Dec. 31, 1999. These investments are in the form of limited partnership interests or direct equity investments. Venture capital investments generated pretax realized investment gains of $158 million in 1999. The carrying value of venture capital investments at Dec. 31, 1999 included $468 million of pretax unrealized appreciation.

Securities Lending Collateral. This investment class, which comprised 6% of property-liability investments at Dec. 31, 1999, consists of collateral held on certain fixed-maturity securities loaned to other institutions through a lending agent for short periods of time. The collateral is maintained at 102%, marked to market daily, of the fair value of the loaned securities. The St. Paul retains full ownership of the loaned securities and is indemnified by the lending agent in the event a borrower becomes insolvent or fails to return the securities.

Short-Term and Other Investments. The St. Paul's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 6% of property-liability investments at Dec. 31, 1999.

Notes 1, 4, 5 and 7 to the consolidated financial statements, which are included in The St. Paul's 1999 Annual Report to Shareholders, provide additional information about The St. Paul's investment portfolio and are incorporated herein by reference. The "Investment Operations" and "Exposures to Market Risk" sections of "Management's Discussion and Analysis" in said Annual Report are also incorporated herein by reference.

Life Insurance
--------------

F&G Life markets many forms of annuity and life insurance products, including single premium and flexible premium deferred annuities (such as equity-indexed annuities), tax sheltered annuities, single premium immediate annuities, structured settlement annuities and universal life, whole life and term life insurance.

Most of F&G Life's annuities and life insurance products are sold primarily through independent agents and insurance brokers. Structured settlement annuities are sold predominantly to property-liability companies (primarily The St. Paul's U.S. Underwriting operations) in settlement of certain of their insurance claims.

Note 8 to the consolidated financial statements, on pages 56 and 57 of The St. Paul's 1999 Annual Report to Shareholders, provides a table of F&G Life's future policy benefit reserves by type of product and is incorporated herein by reference.

Life Insurance Investment Operations. F&G Life's investment portfolio totaled $4.3 billion at Dec. 31, 1999, consisting of investment grade government and corporate securities (64% of the total); asset-backed and mortgage-backed securities (18%); high-yield investments (7%); and real estate mortgage loans and other investments (11%). F&G Life uses derivative instruments in the form of over-the-counter indexed call options for the purpose of hedging interest credited on its equity-indexed annuity products. The cost of derivatives amounted to 1% of invested assets at Dec. 31, 1999.
Note 7 on page 56 of The St. Paul's 1999 Annual Report to Shareholders, which includes additional information about F&G Life's involvement with derivative financial instruments, is incorporated herein by reference.


Asset Management
----------------

The John Nuveen Company (Nuveen) is The St. Paul's asset management subsidiary. The St. Paul and its largest property-liability insurance subsidiary, St. Paul Fire and Marine Insurance Company
(Fire and Marine) hold a combined 79% interest in Nuveen.

Nuveen's principal businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services. Nuveen distributes its investment products, including mutual funds, exchange-traded funds (closed-end funds), defined portfolio products (unit trusts), and individually managed accounts through registered representatives associated with unaffiliated firms, including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants, and investment advisers. In 1999, Nuveen sold its investment banking business to U.S. Bancorp Piper Jaffray, enabling Nuveen to focus on its asset management business.

Nuveen's primary business activities generate two principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including mutual funds, exchange-traded funds, and individually managed accounts; and (2) transaction-based revenue earned upon the distribution of mutual fund, exchange-traded fund and defined portfolio products.

Nuveen's operations are organized around six subsidiaries: John Nuveen & Co. Incorporated (Nuveen & Co.), a registered broker and dealer in securities under the Securities Exchange Act of 1934 and five investment advisory subsidiaries registered under the Investment Advisers Act of 1940. The five investment advisory subsidiaries are Nuveen Advisory Corp. (NAC), Nuveen Institutional Advisory Corp. (NIAC), Nuveen Asset Management Inc. (NAM), Rittenhouse Financial Services, Inc. (Rittenhouse) and Nuveen Senior Loan Asset Management, Inc. (NSLAM). Nuveen & Co. provides investment product distribution and related services for Nuveen's managed funds and defined portfolios. NAC, NIAC and NSLAM provide investment management services for and administer the business affairs of the Nuveen managed funds. Rittenhouse and NAM provide investment management services to individually managed accounts, and Rittenhouse also acts as sub-adviser and portfolio manager for a mutual fund managed by NIAC.

At Dec. 31, 1999, Nuveen's assets under management totaled $59.8 billion, consisting of $26.8 billion of exchange-traded funds, $20.9 billion of managed accounts, and $12.1 billion of mutual funds. Municipal securities accounted for 66% of the underlying managed assets.

In 1999, Nuveen repurchased 914,100 of its outstanding common shares for a total cost of $36 million. In 1998, Nuveen repurchased 732,700 of its outstanding common shares for a total cost of $27 million. The repurchases in both years were solely from minority shareholders, which served to increase The St. Paul's ownership percentage from 77% at Dec. 31, 1997 to 79% at Dec. 31, 1999.

Competition and Regulation
--------------------------

Property-Liability Insurance. The St. Paul's domestic and international underwriting subsidiaries compete with a large number of other insurers and reinsurers. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance. The St. Paul's subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive, yet profitable, price. The combination of products, services, pricing and other methods of competition varies by line of insurance and by coverage within each line of insurance.

The St. Paul and its underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. During 1999, The St. Paul received $294 million of cash dividends from its U.S. Underwriting operations. In 2000, up to $484 million in cash dividends can be paid by the U.S. Underwriting operations to The St. Paul without regulatory approval. In addition, any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is subject to prior approval.

The underwriting subsidiaries are subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to insurance regulators, which in the U.S. are state authorities.
Such regulation, supervision and administration of the underwriting subsidiaries may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; restrictions on the size of risk which may be insured under a single policy; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in workers' compensation insurance lines.

Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates or by a combination of these. The ability of The St. Paul's insurance underwriting subsidiaries to meet emerging adverse underwriting trends may be delayed, from time to time, by the effects of laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. The St. Paul's U.S. Underwriting operations do business in all 50 states and the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. Many of these jurisdictions require prior approval of most or all premium rates.

The St. Paul's insurance underwriting business in the United Kingdom is regulated by the Financial Services Authority (FSA).
The FSA's principal objectives are to ensure that insurance companies are responsibly managed, that they have adequate funds to meet liabilities to policyholders and that they maintain required levels of solvency. In Canada, the conduct of insurance business is regulated under provisions of the Insurance Companies Act of 1992, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force. The Lloyd's operation is currently regulated by the Council of Lloyd's, a self-regulatory organization, but will in due course be regulated by the FSA. The St. Paul is also subject to regulations in the other countries and jurisdictions in which it underwrites insurance business.

Life Insurance. The St. Paul's life insurance subsidiaries operate in a competitive environment, with approximately 1,400 companies nationwide in the industry including stock and mutual companies. F&G Life ranked 168th based on 1998 statutory net premiums written, 142nd based on 1998 statutory assets, and 170th based on 1998 statutory capital and surplus. In the life insurance industry, interest crediting rates, underwriting philosophy, policy features, financial stability and service quality are important competitive factors. F&G Life's products compete not only with those offered by other life insurance companies, but also with other income accumulation-oriented products offered by other financial services companies. The life insurance industry has experienced considerable competitive pressure in recent periods as a result of fluctuating interest rates.

F&G Life is subject to licensing and supervision by government regulatory agencies in the jurisdictions in which it does business. The nature and extent of regulation vary but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation and supervision of F&G Life may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and agents; the nature of and limitations on investments; deposits of securities for the benefit of policyholders; regulation of policy forms; periodic examination of the affairs of the company; annual and other reports required to be filed; requirements regarding reserves for policyholder benefits; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; the nature of and limitations on dividends to policyholders and shareholders; and the nature and extent of required participation in insurance guaranty funds.

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

Nuveen is a publicly-traded company registered under the Securities Exchange Act of 1934 and listed on the New York Stock Exchange.
One of its subsidiaries, Nuveen & Co., is a broker and dealer registered under the Securities Exchange Act of 1934, and is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies and self-regulatory organizations. It is also subject to net capital requirements that restrict its ability to pay dividends. Nuveen's other five subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. As such, they are subject to regulation by the Securities and Exchange Commission.

Year 2000 Readiness Disclosure
------------------------------

The St. Paul experienced no major disruptions in its information technology systems at the turn of the century. The "Year 2000 Readiness Disclosure" section of "Management's Discussion and Analysis" on page 41 of The St. Paul's 1999 Annual Report to Shareholders is incorporated herein by reference.

Forward-Looking Statement Disclosure
------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; expense savings resulting from the USF&G merger and the restructuring actions announced in 1998 and 1999; expected closing dates for acquisitions and dispositions; and Year 2000 issues and The St. Paul's efforts to address them.

In light of the risks and uncertainties inherent in future projections, many of which are beyond The St. Paul's control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of reinsurance or insurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; the pace and effectiveness of the transfer of the standard personal insurance business to Metropolitan; the pace and effectiveness of the transfer of the nonstandard auto operations to Prudential; the pace and effectiveness of our acquisition of MMI Companies, Inc.; and various other matters, including the effects of the merger with USF&G. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including unanticipated judicial interpretations of the scope of the insurance or reinsurance coverage provided by The St. Paul's policies. The St. Paul undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2.   Properties.
------    ----------

Fire and Marine owns The St. Paul's corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, St. Paul, MN. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. Fire and Marine also owns property in Woodbury, MN where its Administrative Services Building and off-site computer processing operations are located. The St. Paul also owns the former USF&G headquarters campus known as Mount Washington Center, located in Baltimore, MD. The campus currently houses offices for certain executives of The St. Paul, as well as offices for certain underwriting, legal and claim personnel. A training and development center also resides on the Mount Washington campus.
The St. Paul has leased a substantial portion of one of the buildings on the campus to an outside party.

St. Paul International Insurance Company Ltd. owns a building in London, England, which houses a portion of its operations. The St. Paul retained ownership of another building in London subsequent to the sale of Minet to Aon in 1997, which is leased to an outside party.

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

Item 3.   Legal Proceedings.
------    -----------------

The information set forth in the "Legal Matters" section of Note 13 to the consolidated financial statements, and the "Environmental and Asbestos Claims" section of "Management's Discussion and Analysis," which are included in The St. Paul's 1999 Annual Report to Shareholders on pages 65 and 34, respectively, are incorporated herein by reference.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 1999.


Executive Officers Of The Registrant
------------------------------------

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine, St. Paul International Underwriting or St. Paul Re. There are no family relationships between any of The St. Paul's executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. The officers listed in the chart below, except Thomas A. Bradley, James
E. Gustafson, Robert J. Lamendola, Stephen W. Lilienthal, Paul J. Liska, John A. MacColl and David R. Nachbar, have held positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years.

Messrs. Thomas A. Bradley, Stephen W. Lilienthal, John A. MacColl and Robert J. Lamendola held positions and were employees of USF&G Corporation or one of its subsidiaries for five or more years prior to its merger with The St. Paul in April of 1998. James E. Gustafson joined the company on Jan. 30, 1999. He had been an employee of General Re Corporation since 1969 where he held various executive positions until being named President and Chief Operating Officer of General Re Corporation in 1995. Paul J. Liska joined The St. Paul in January of 1997. For three years prior to that date, Mr. Liska held various management positions with Specialty Foods Corporation, including the position of president and chief executive officer from January 1996 to January 1997.

David R. Nachbar joined The St. Paul in August 1998. For two years prior to that date, Mr. Nachbar was employed as vice president, human resources and chief of staff-Asia for Citibank. From 1995 to 1996 he was the area human resources director for Frito-Lay, a PepsiCo unit. From 1989 through 1995, Mr. Nachbar was employed in various capacities in the human resources area by the Pizza Hut division of PepsiCo.


                          Positions Presently      Term of Office and
     Name           Age           Held             Period of Service
-------------       ---   -------------------      ------------------

Douglas W.          63    Chairman and Chief       Serving at the
Leatherdale               Executive Officer         pleasure of the
                          (The St. Paul             Board from 5-90
                          Companies, Inc.)

James E. Gustafson  53    President and Chief      Serving at the
                          Operating Officer         pleasure of the
                          (The St. Paul             Board from 1-99
                          Companies, Inc.)

Paul J. Liska       44    Executive Vice           Serving at the
                          President and Chief       pleasure of the
                          Financial Officer         Board from 1-97
                          (The St. Paul
                          Companies, Inc.)

James F. Duffy      56    Chairman, President      Serving at the
                          and Chief Executive       pleasure of the
                          Officer (St. Paul         Board from 9-93
                          Re)

John A. MacColl     51    Executive Vice           Serving at the
                          President and             pleasure of the
                          General Counsel           Board from 5-99
                          (The St. Paul
                          Companies, Inc.)

                          Positions Presently      Term of Office and
     Name           Age           Held             Period of Service
--------------      ---   -------------------      ------------------

Mark L. Pabst       53    President and Chief      Serving at the
                          Operating Officer         pleasure of the
                          (St. Paul                 Board from 2-95
                          International)

Michael J. Conroy   58    Executive Vice           Serving at the
                          President and Chief       pleasure of the
                          Administrative            Board from 8-95
                          Officer (Fire and
                          Marine )

Stephen W.          50    Executive Vice           Serving at the
Lilienthal                President (Fire and       pleasure of the
                          Marine)                   Board from 4-98

Robert J.           55    President - Surety       Serving at the
Lamendola                 and                       pleasure of the
                          Senior Vice               Board from 10-99
                          President - Global
                          Specialty Practices
                          (Fire and Marine)

T. Michael Miller   41    Senior Vice              Serving at the
                          President - Global        pleasure of the
                          Specialty Practices       Board from 10-99
                          (Fire and Marine)

Kent D. Urness      50    Senior Vice              Serving at the
                          President - Global        pleasure of the
                          Specialty Practices       Board from 10-99
                          (Fire and Marine)

Bruce A. Backberg   51    Senior Vice              Serving at the
                          President - Legal         pleasure of the
                          Services                  Board from 11-97
                          (The St. Paul
                          Companies, Inc.)

Janet R. Nelson     50    Special Assistant        Serving at the
                          to the President          pleasure of the
                          (Fire and Marine)         Board from 10-99

Thomas A. Bradley   42    Senior Vice              Serving at the
                          President - Finance       pleasure of the
                          (The St. Paul             Board from 5-98
                          Companies, Inc.)

Karen L. Himle      44    Senior Vice              Serving at the
                          President -               pleasure of the
                          Corporate Affairs         Board from 11-97
                          (The St. Paul
                          Companies, Inc.)

David R. Nachbar    37    Senior Vice              Serving at the
                          President - Human         pleasure of the
                          Resources                 Board from 8-98
                          (The St. Paul
                          Companies, Inc.)

Laura C. Gagnon     38    Vice President -         Serving at the
                          Finance and               pleasure of the
                          Investor Relations        Board from 7-99
                          (The St. Paul
                          Companies, Inc.)

Sandra Ulsaker      40    Assistant Vice           Serving at the
Wiese                     President and             pleasure of the
                          Corporate Secretary       Board from 5-99
                          (The St. Paul
                          Companies, Inc.)

                              Part II
                              -------

Item 5.   Market for the Registrant's Common Equity and
------    Related Stockholder Matters.
          ----------------------------

The St. Paul's common stock is traded on the New York Stock Exchange, where it is assigned the symbol SPC. The stock is also listed on the London Stock Exchange under the symbol SPA. The number of holders of record, including individual owners, of The St. Paul's common stock was 22,603 as of March 1, 2000.

The "Stock Trading" and "Stock Price and Dividend Rate" portions of the "Shareholder Information" section on page 80 of The St. Paul's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 6.   Selected Financial Data.
------    -----------------------

The "Six-Year Summary of Selected Financial Data" on page 43 of The St. Paul's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -----------------------------------

The "Management's Discussion and Analysis" on pages 18 through 42 of The St. Paul's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item  7A.   Quantitative and Qualitative Disclosures About Market Risk.
--------    ----------------------------------------------------------

The "Exposures to Market Risk" section of "Management's Discussion and Analysis" on pages 40 and 41 of The St. Paul's 1999 Annual
Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

The "Independent Auditors' Report," "Management's Responsibility for Financial Statements," Consolidated Balance Sheets, Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows, and Notes to Consolidated Financial Statements on pages 44 through 74 of The St. Paul's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
------    Accounting and Financial Disclosure.
          -----------------------------------

None.

                             Part III
                             --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

The "Election of Directors - Nominees for Directors" section, which provides information regarding The St. Paul's directors, on pages 4 to 6 of The St. Paul's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 2, 2000, is incorporated herein by reference. Michael R. Bonsignore, 58, is currently a director of The St. Paul, but is not standing for re-election at the 2000 Annual Meeting of Shareholders.

The "Section 16(a) Beneficial Ownership Reporting Compliance" section on pages 40 and 41 of The St. Paul's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 2, 2000, is incorporated herein by reference.

Item 11.  Executive Compensation.
-------   ----------------------

The "Executive Compensation" section on pages 21 to 36 and the "Election of Directors - Board of Directors Compensation" section on pages 7 to 9 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 2, 2000, are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

The "Security Ownership of Certain Beneficial Owners and
Management" section on pages 38 to 40 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 2, 2000, is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions.
-------        ----------------------------------------------

The "Indebtedness of Management" section on page 37 of the Proxy
Statement relating to the Annual Meeting of Shareholders to be held May 2, 2000, is incorporated herein by reference.

                               Part IV
                               -------

Item 14.       Exhibits, Financial Statements, Financial Statement
-------        Schedules and Reports on Form 8-K.
               ---------------------------------

(a) Filed documents. The following documents are filed as part of this report:

     1.   Financial Statements.
          Incorporated by reference into Part II of this report:
               The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Income - Years Ended
                 December 31, 1999, 1998 and 1997
               Consolidated Statements of Comprehensive Income -
                 Years Ended December 31, 1999, 1998 and 1997
               Consolidated Balance Sheets - December 31, 1999
                 and 1998
               Consolidated Statements of Shareholders'
                  Equity - Years Ended December 31, 1999, 1998 and 1997
               Consolidated Statements of Cash Flows - Years Ended
                 December 31, 1999, 1998 and 1997
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

          The foregoing documents are incorporated by reference to The St. Paul's 1999 Annual Report to
           Shareholders.

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


        (3) (a)  The current articles of incorporation of The
                 St. Paul are incorporated by reference to Form 10-K for the year ended December 31, 1998.

            (b)  The current bylaws of The St.
                 Paul are incorporated herein by reference to Form 10-Q for the quarter ended March 31, 1994.

        (4) (a)  A specimen certificate of
                 The St. Paul's common stock is incorporated by reference to Form 10-K for the year ended December 31, 1998.

                 There are no long-term debt instruments
                 in which the total amount of securities authorized exceeds 10% of the total assets of The St. Paul and its subsidiaries on a consolidated basis. The St. Paul agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

       (10) (a)  Amended and Restated
                 Letter Agreement between The St. Paul and Mr.
                 Stephen W. Lilienthal dated as of August 5, 1999 related to terms of his employment is filed herewith.

            (b)  Amendment to The St. Paul's
                 Directors Charitable Award Program is filed herewith.

            (c)  The Employment Agreement between
                 The St. Paul and Mr. James E. Gustafson dated as of January 6, 1999 is incorporated by reference to Form 10-K for the year ended December 31, 1998.

            (d)  The Restricted Stock Award Plan, as
                 amended, is incorporated by reference to Form
                 10-K for the year ended December 31, 1998.

            (e)  The 1988 Stock Option Plan as in
                 effect for options granted prior to June 1994, as amended, is incorporated by reference to Form 10-K for the year ended December 31, 1998.

            (f)  The Non-Employee Director Stock
                 Retainer Plan is incorporated by reference to Form 10-K for the year ended December 31, 1998.

            (g)  The Amended and Restated Special
                 Severance Policy is incorporated by reference to Form 10-K for the year ended December 31, 1998.

            (h)  The Annual Incentive Plan is
                 incorporated by reference to the Proxy Statement relating to the 1999 Annual Meeting of Shareholders that was held on May 4, 1999.

            (i)  The Amended and Restated 1994 Stock
                 Incentive Plan, as amended, is incorporated by reference to the Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held on May 2, 2000.

            (j)  The Deferred Management Incentive
                 Awards Plan is incorporated by reference to Form
                 10-K for the year ended December 31, 1997.

            (k)  The Directors' Deferred
                 Compensation Plan is incorporated by reference to Form 10-K for the year ended December 31, 1997.

            (l)  The Relocation Loan Payback
                 Agreement with Mr. James F. Duffy is incorporated by reference to Form 10-K for the year ended
                 December 31, 1997.

            (m)  The Benefit Equalization Plan -
                 1995 Revision is incorporated by reference to Form 10-K for the year ended December 31, 1997.

            (n)  First Amendment to Benefit
                 Equalization Plan - 1995 Revision is incorporated by reference to Form 10-K for the year ended
                 December 31, 1997.

            (o)  Executive Post-Retirement Life
                 Insurance Plan - Summary Plan Description is incorporated by reference to Form 10-K for the year ended December 31, 1997.

            (p)  Executive Long-Term Disability Plan
                 - Summary Plan Description is incorporated by reference to Form 10-K for the year ended December 31, 1997.

            (q)  The St. Paul Re Long-Term Incentive
                 Plan is incorporated by reference to the Form S-8 Registration Statement filed March 17, 1998
                 (Commission File No. 333-48121).

            (r)  Letter Agreement between The St.
                 Paul and Mr. Paul J. Liska dated May 8, 1997 relating to the terms of his employment is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

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

            (t)  The Special Leveraged Stock
                 Purchase Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

            (u)  The Directors' Charitable Award
                 Program is incorporated by reference to the Form
                 10-K for the year ended December 31, 1994.

            (v)  The summary description of the
                 Outside Directors' Retirement Plan is incorporated by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 2, 2000.

            (w)  The summary description of the Key
                 Executive Special Incentive Arrangement is incorporated by reference to Form 10-Q for the quarter ended September 30, 1999.

       (11) A statement regarding the computation of per share earnings is filed herewith.

       (12) A statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

       (13) The St. Paul's 1999 Annual Report to
               Shareholders is furnished to the Commission in paper format pursuant to Rule 14a-3(c). The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:


                                                     Location of
                Portions of Annual Report            Information
                    for the Year Ended               Incorporated
                    December 31, 1999                by Reference
                -------------------------            ------------


               Consolidated Financial Statements           Item 8
               Notes to Consolidated
                   Financial Statements                  Item 1,8
               Independent Auditors' Report                Item 8
               Management's Discussion and
                   Analysis                            Item 1,3,7
               Six-Year Summary of Selected
                   Financial Data                          Item 6
               Shareholder Information                     Item 5


       (21) List of subsidiaries of The St. Paul Companies, Inc.
              is filed herewith.

       (23) Consents of independent auditors to incorporation by reference of certain reports into Registration
            Statements on Form S-8 (SEC File No. 33-15392, No. 33-23446
            No. 33-23948, No. 33-24220, No. 33-24575, No. 33-26923,
            No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329, No. 333-
            25203, No. 333-28915, No. 333-48121, No. 333-50935, No. 333-50937
            No. 333-50941, No. 333-50943 and No. 333-67983) and Form S-3 (SEC
            File No. 333-06465 and No. 333-67139) are filed herewith.

       (24) Power of attorney is filed herewith.

       (27) Financial data schedule is filed herewith.

(b) Reports on Form 8-K.

               A Form 8-K Current Report dated January 27, 2000 was filed relating to the announcement of The St.
               Paul's financial results for the quarter and year ended December 31, 1999.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE ST. PAUL COMPANIES, INC.
                                     ---------------------------
                                     (Registrant)

Date: March 29, 2000            By   /s/ Sandra Ulsaker Wiese
      --------------                 ------------------------
                                     Sandra Ulsaker Wiese
                                     Assistant Vice President and
                                       Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.

Date: March 29, 2000           By    /s/ Douglas W. Leatherdale
      --------------                 --------------------------
                                     Douglas W. Leatherdale,
                                     Director, Chairman of the
                                     Board and Chief Executive
                                     Officer

Date: March 29, 2000           By    /s/ James E. Gustafson
      --------------                 ----------------------
                                     James E. Gustafson,
                                     Director, President and
                                     Chief Operating Officer

Date: March 29, 2000           By    /s/ Paul J. Liska
      --------------                 -----------------
                                     Paul J. Liska, Executive
                                     Vice President and
                                     Chief Financial Officer

Date: March 29, 2000           By    /s/ Thomas A. Bradley
      --------------                 ---------------------
                                     Thomas A. Bradley, Senior
                                     Vice President -
                                     Finance and Chief Accounting
                                     Officer

Date: March 29, 2000           By    /s/ H. Furlong Baldwin
      --------------                 ----------------------
                                     H. Furlong Baldwin*, Director

Date: March 29, 2000           By    /s/ Michael R. Bonsignore
      --------------                 -------------------------
                                     Michael R. Bonsignore*, Director

Date: March 29, 2000           By    /s/ John H. Dasburg
      --------------                 -------------------
                                     John H. Dasburg*, Director

Date: March 29, 2000           By    /s/ W. John Driscoll
      --------------                 --------------------
                                     W. John Driscoll*, Director

Date: March 29, 2000           By    /s/ Kenneth M. Duberstein
      --------------                 -------------------------
                                     Kenneth M. Duberstein*, Director

Date: March 29, 2000           By    /s/ Pierson M. Grieve
      --------------                 ---------------------
                                     Pierson M. Grieve*, Director

Date: March 29, 2000           By    /s/ Thomas R. Hodgson
      --------------                 ---------------------
                                     Thomas R. Hodgson*, Director

Date: March 29, 2000           By    /s/ David G. John
      --------------                 -----------------
                                     David G. John*, Director

Date: March 29, 2000           By    /s/ William H. Kling
      --------------                 --------------------
                                     William H. Kling*, Director

Date: March 29, 2000           By    /s/ Bruce K. MacLaury
      --------------                 ---------------------
                                     Bruce K. MacLaury*, Director

Date: March 29, 2000           By    /s/ Glen D. Nelson, M.D.
      --------------                 -----------------------
                                     Glen D. Nelson, M.D.*, Director

Date: March 29, 2000           By    /s/ Anita M. Pampusch
      --------------                 ---------------------
                                     Anita M. Pampusch*, Director

Date: March 29, 2000           By    /s/ Gordon M. Sprenger
      --------------                 ----------------------
                                     Gordon M. Sprenger*, Director

Date: March 29, 2000           *By   /s/ Sandra Ulsaker Wiese
      --------------                 ------------------------
                                     Sandra Ulsaker Wiese,
                                      Attorney-in-fact

   INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of February 16, 2000, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related financial statement schedules I through V, as listed in the index in Item 14(a)2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

The consolidated financial statements and financial statement schedules for the year ended December 31, 1997 have been restated to reflect the pooling of interests with USF&G Corporation. We did not audit the consolidated financial statements or financial statement schedules of USF&G Corporation for the year ended December 31, 1997, which statements reflect total revenues constituting 34 percent for the year ended December 31, 1997 of the related consolidated total. Those statements and financial statement schedules were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for USF&G Corporation, for the year ended December 31, 1997, is based solely on the reports of the other auditors.

In our opinion, based on our audits and the reports of the other auditors, such financial statement schedules I through V, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Minneapolis, Minnesota                            /s/ KPMG LLP
February 16, 2000                                 ------------
                                                      KPMG LLP

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                    SCHEDULE I - SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1999
                               (In millions)

                                                     1999
                                        -----------------------------------
                                                               Amount at
                                                              which shown
                                                                in the
                                          Cost*      Value*   balance sheet
Type of investment:                     -------     -------   -------------

Fixed maturities:
----------------
United States Government and
 government agencies and
 authorities                           $  2,174     $ 2,187       $ 2,187
States, municipalities and
 political subdivisions                   5,336       5,419         5,419
Foreign governments                         912         934           934
Corporate securities                      7,999       7,737         7,737
Asset-backed securities                     669         650           650
Mortgage-backed securities                2,452       2,402         2,402
                                        -------     -------       -------
   Total fixed maturities                19,542      19,329        19,329
                                        -------     -------       -------

Equity securities:
-----------------
Common stocks:
Public utilities                              8           8             8
Banks, trusts and insurance
  companies                                 154         185           185
Industrial, miscellaneous and
  all other                                 916       1,425         1,425
                                        -------     -------       -------
   Total equity securities                1,078       1,618         1,618
                                        -------     -------       -------
Venture capital                             399         866           866
                                        -------     -------       -------
Real estate and mortgage loans            1,511**                   1,504
Securities lending collateral             1,216                     1,216
Other investments                           301                       301
Short-term investments                    1,373                     1,373
                                        -------                   -------
   Total investments                   $ 25,420                  $ 26,207
                                        =======                   =======



* See Notes 1, 4, 5 and 7 to the consolidated financial statements included in The St. Paul's 1999 Annual Report to Shareholders.

** The cost of real estate represents the cost of properties before valuation provisions. (See Schedule V on page 35).

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED BALANCE SHEET INFORMATION
                        December 31, 1999 and 1998
                               (In millions)


Assets                                               1999          1998
------                                            -------       -------

Investment in subsidiaries                        $ 8,116       $ 7,207
Investments:
 Fixed maturities                                     109           125
 Equity securities                                     78            70
 Short-term investments                                33            12
Cash                                                    4             9
Deferred income taxes                                 301           359
Refundable income taxes                               152            42
Other assets                                          233           384
                                                  -------       -------
      Total assets                                $ 9,026       $ 8,208
                                                  =======       =======

Liabilities:
-----------
Debt                                               $2,060        $1,406
Dividends payable to shareholders                      58            58
Other liabilities                                     436           108
                                                  -------       -------
      Total liabilities                             2,554         1,572
                                                  -------       -------

Shareholders' Equity:
 Preferred:
   Convertible preferred stock                        129           134
   Guaranteed obligation - PSOP                      (105)         (119)
                                                  -------       -------
      Total preferred shareholders' equity             24            15
                                                  -------       -------

 Common:
   Common stock, authorized 480 shares;
     issued 225 shares (234 in 1998)                2,079         2,128
   Retained earnings                                3,827         3,480
   Accumulated other comprehensive income:
     Unrealized appreciation of investments           568         1,027
     Unrealized loss on foreign
       currency translation                           (26)          (14)
                                                  -------       -------
      Total accumulated other
         comprehensive income                         542         1,013
                                                  -------       -------
      Total common shareholders' equity             6,448         6,621
                                                  -------       -------
      Total shareholders' equity                    6,472         6,636
                                                  -------       -------
      Total liabilities and
         shareholders' equity                     $ 9,026       $ 8,208
                                                  =======       =======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENT OF INCOME INFORMATION
               Years Ended December 31, 1999, 1998 and 1997
                               (In millions)


                                         1999         1998         1997
                                      -------      -------      -------
Revenues:
 Net investment income                 $   17       $   18       $   18
 Realized investment gains                 10            6            7
                                      -------      -------      -------
   Total revenues                          27           24           25
                                      -------      -------      -------
Expenses:
 Interest expense                         145           67           67
 Administrative and other expenses         51           66           52
                                      -------      -------      -------
   Total expenses                         196          133          119
                                      -------      -------      -------
   Loss before income tax benefit        (169)        (109)         (94)
Income tax benefit                        (59)         (80)        (113)
                                      -------      -------      -------
   Income (loss) from continuing
     operations - parent company only    (110)         (29)          19

Equity in net income of subsidiaries      889          228        1,043
                                      -------      -------      -------
   Income from continuing operations
     before cumulative effect
     of accounting change                 779          199        1,062
Cumulative effect of
  accounting change                       (30)           -            -
                                      -------      -------      -------
   Income from continuing operations      749          199        1,062
Gain (loss) from
  discontinued operations                  85         (110)        (133)
                                      -------      -------      -------
   Consolidated net income              $ 834       $   89        $ 929
                                      =======      =======      =======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION
               Years Ended December 31, 1999, 1998 and 1997
                               (In millions)


                                             1999        1998       1997
                                          -------     -------    -------
Operating Activities:
 Net income (loss) - parent only           $ (110)     $ (29)     $   19
 Cash dividends from subsidiaries             320        223         216
 Tax payments from subsidiaries                69         71         166
 Net federal income tax refund (payments)     (71)        54         (61)
 Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
   Deferred tax expense
    (benefit) - operations                     38        (78)        (60)
   Pretax realized investment gains           (10)        (6)         (7)
   Other                                      (38)        (4)        (19)
                                          -------    -------     -------
   Cash provided by
     operating activities                     198        231         254
                                          -------    -------     -------
Investing Activities:
 Purchases of investments                    (155)       (47)        (56)
 Proceeds from sales and maturities
   of investments                             153         81          76
 Capital contributions and loans
   to subsidiaries                             (4)      (178)       (107)
 Proceeds from
   repayment of intercompany loans            294          -           -
 Discontinued operations                      (10)       (20)        (54)
 Other                                          6         10          (3)
                                          -------    -------     -------
   Cash provided (used) by
     investing activities                     284       (154)       (144)
                                          -------    -------     -------
Financing Activities:
 Dividends paid to shareholders              (246)      (210)       (166)
 Proceeds from issuance of debt               204        239         118
 Repayment of debt and capital securities    (121)       (25)       (100)
 Repurchase of common shares                 (356)      (135)        (27)
 Proceeds from Nuveen stock repurchase          -          -          41
 Stock options exercised and other             32         63          24
                                          -------    -------     -------
   Cash used in financing activities         (487)       (68)       (110)
                                          -------    -------     -------
Change in cash                                 (5)         9           -
Cash at beginning of year                       9          -           -
                                          -------    -------     -------
   Cash at end of year                     $    4     $    9      $    -
                                          =======    =======     =======

See accompanying notes to condensed financial information.

            THE ST. PAUL COMPANIES, INC. (Parent Only)

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             NOTES TO CONDENSED FINANCIAL INFORMATION



  1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in The St. Paul's 1999 Annual Report to Shareholders. The Annual Report includes The St. Paul's Consolidated Statements of Shareholders' Equity and Comprehensive Income.

     Some data in the accompanying condensed financial information for the years 1998 and 1997 were reclassified to conform with the 1999 presentation.


  2. Debt of the parent company consists of the following (in millions):
                                               December 31,
                                          -------------------
                                             1999        1998
                                           ------      ------
     External:
     --------
       Medium-term notes                   $  617      $  637
       Commercial paper                       400         257
       8-3/8% senior notes                    150           -
       Zero coupon convertible notes           94         111
       7-1/8% senior notes                     80           -
       Variable rate borrowings                64           -
                                           ------      ------
         Total external debt                1,405       1,005
                                           ------      ------
     Intercompany (1):
     ------------
       Convertible subordinated debentures    262         262
       Subordinated debentures                230           -
       Guaranteed PSOP debt                   105         119
       Notes payable to subsidiaries           58          20
                                           ------      ------
         Total intercompany debt              655         401
                                           ------      ------
      Total debt                           $2,060      $1,406
                                           ======      ======


     (1)  Eliminated in consolidation.

     See Note 10 to the consolidated financial statements included in the 1999 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 1999.

     The amount of debt, other than commercial paper and debt eliminated in consolidation, that becomes due during each of the next five years (including the debt discussed in Note 3 below) is as follows: $0 in 2000; 2001, $195 million; 2002, $49 million; 2003, $67 million; and 2004, $55 million.

3. The St. Paul Companies, Inc. merged with USF&G Corporation on April 24, 1998 in a business combination accounted for as a pooling of interests. (See Note 2, "Acquisitions," to the consolidated financial statements included in The St. Paul's 1999 Annual Report to Shareholders). Effective Jan. 1, 1999, the former holding company for USF&G Corporation was merged into St. Paul Fire and Marine Insurance Company, and the holding company was dissolved. Prior to that merger, the debt obligations of USF&G's holding company were assumed by The St. Paul Companies, Inc.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                               (In millions)


                                                 At December 31,
                               ----------------------------------------------
                                                                        Other
                                          Gross loss,                  policy
                              Deferred   loss adjustment               claims
                               policy    expense reserves   Gross         and
                            acquisition    and policy      unearned  benefits
                              expenses      benefits       premiums   payable
                           -----------   ---------------  ---------  --------
1999
----
Property-Liability Insurance:
 Commercial Lines Group        $   149         $ 8,268      $   822   $     -
 Specialty Commercial              131           3,872          807         -
 Surety                             88             289          304         -
                               -------         -------      -------   -------
    Total U. S. Underwriting       368          12,429        1,933         -
 International                      37           1,083          361         -
                               -------         -------      -------   -------
   Total Primary Underwriting      405          13,512        2,294         -
 Reinsurance                        98           3,925          436         -
                               -------         -------      -------   -------
   Total Property-Liability
     Insurance                     503          17,437        2,730         -

 Life Insurance                    439           4,885            -       122
                               -------         -------      -------   -------
   Total from
     continuing operations         942          22,322        2,730       122

 Discontinued operations            17             497          388         -
                               -------         -------      -------   -------
   Total                       $   959         $22,819      $ 3,118   $   122
                               =======         =======      =======   =======

1998
----
Property-Liability Insurance:
 Commercial Lines Group        $   215         $ 8,671      $   958   $     -
 Specialty Commercial              146           3,660          811         -
 Surety                            100             294          287         -
                               -------         -------      -------   -------
   Total U. S. Underwriting        461          12,625        2,056         -
 International                      20           1,280          163         -
                               -------         -------      -------   -------
   Total Primary Underwriting      481          13,905        2,219         -
 Reinsurance                        84           3,476          450         -
                               -------         -------      -------   -------
   Total Property-Liability
     Insurance                     565          17,381        2,669         -

 Life Insurance                    201           4,142            -        76
                               -------         -------      -------   -------
   Total from
     continuing operations         766          21,523        2,669        76

 Discontinued operations           112             805          423         -
                               -------         -------      -------   -------
   Total                       $   878         $22,328      $ 3,092   $    76
                               =======         =======      =======   =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                               (In millions)

                                  Insurance losses
                                   loss adjustment
                                      expenses   Amortization
                             Net         and      of policy    Other
                Premiums  investment   policy    acquisition operating Premiums
1999             earned     income    benefits    expenses   expenses   written
----            --------  ---------  ----------  ----------- --------  --------
Property-Liability
 Insurance:
  Commmercial
   Lines Group  $ 1,944     $     -     $ 1,490    $   598   $   117   $ 1,883
  Specialty
   Commercial     1,465           -       1,242        300       119     1,375
  Surety            379           -         121        123        97       409
                -------     -------     -------    -------   -------   -------
 Total U. S.
  Underwriting    3,788           -       2,853      1,021       333     3,667
  International     396           -         336         83        62       480
                -------     -------     -------    -------   -------   -------
 Total Primary
  Underwriting    4,184           -       3,189      1,104       395     4,147
  Reinsurance       919           -         531        217        92       965
 Net investment
   income             -       1,256           -          -         -         -
Other                 -           -           -          -       207         -
                -------     -------     -------    -------   -------   -------
 Total Property-
  Liability
  Insurance       5,103       1,256       3,720      1,321       694     5,112
Life Insurance      187         298         367          4        39         -
                -------     -------     -------    -------   -------   -------
  Total         $ 5,290     $ 1,554     $ 4,087    $ 1,325   $   733   $ 5,112
                =======     =======     =======    =======   =======   =======
1998
----
Property-Liability
 Insurance:
  Commercial
   Lines Group  $ 2,275     $     -     $ 2,247    $   733   $    43   $ 2,117
  Specialty
   Commercial     1,447           -       1,176        289       128     1,348
  Surety            340           -          81        114        73       376
                -------     -------     -------    -------   -------   -------
 Total U. S.
  Underwriting    4,062           -       3,504      1,136       244     3,841
  International     333           -         277         69        54       378
                -------     -------     -------    -------   -------   -------
 Total Primary
  Underwriting    4,395           -       3,781      1,205       298     4,219
  Reinsurance     1,039           -         684        226       121     1,057
 Net investment
  income              -       1,293           -          -         -         -
Other                 -           -           -          -       366         -
                -------     -------     -------    -------   -------   -------
 Total Property-
  Liability
  Insurance       5,434       1,293       4,465      1,431       785     5,276
Life Insurance      119         276         273         56        43         -
                -------     -------     -------    -------   -------   -------
  Total         $ 5,553     $ 1,569     $ 4,738    $ 1,487   $   828   $ 5,276
                =======     =======     =======    =======   =======   =======

1997
----
Property-Liability
 Insurance:
  Commercial
   Lines Group  $ 2,616    $      -     $ 1,930    $   748   $   110   $ 2,469
  Specialty
   Commercial     1,442           -       1,012        257       154     1,401
  Surety            296           -          75        101        57       319
                -------     -------     -------    -------   -------   -------
 Total U. S.
  Underwriting    4,354           -       3,017      1,106       321     4,189
  International     278           -         232         50        49       293
                -------     -------     -------    -------   -------   -------
 Total Primary
  Underwriting    4,632           -       3,249      1,156       370     4,482
  Reinsurance     1,227           -         840        319        64     1,200
 Net investment
  income              -       1,319           -          -         -         -
Other                 -           -           -          -       144         -
                -------     -------     -------    -------   -------   -------
 Total Property-
  Liability
  Insurance       5,859       1,319       4,089      1,475       578     5,682
Life Insurance      137         253         277         12        37         -
                -------     -------     -------    -------   -------   -------
  Total         $ 5,996     $ 1,572     $ 4,366    $ 1,487   $   615   $ 5,682
                =======     =======     =======    =======   =======   =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                         SCHEDULE IV - REINSURANCE
               Years Ended December 31, 1999, 1998 and 1997
                               (In millions)



                                                                 Percentage
                                Ceded to    Assumed              of amount
                      Gross      other     from other    Net     assumed to
                      amount   companies   companies    amount       net
                    --------   ---------   ---------  ---------  ----------
1999
----
Life insurance
 in force            $12,284     $ 4,452    $   114     $ 7,946         1.4%
                     =======     =======    =======     =======     =======

Premiums earned:
 Life insurance          202          16          1         187         0.5%
 Property-
  liability
  insurance            4,621       1,055      1,537       5,103        30.1%
                     -------     -------    -------     -------
  Total premiums     $ 4,823     $ 1,071    $ 1,538     $ 5,290        29.1%
                     =======     =======    =======     =======     =======

1998
-----
Life insurance
 inforce             $10,637     $ 2,305    $   137     $ 8,469         1.6%
                     =======     =======    =======     =======     =======

Premiums earned:
 Life insurance          131          13          1         119         1.2%
 Property-
  liability
  insurance            4,796         734      1,372       5,434        25.2%
                     -------     -------    -------     -------
  Total premiums     $ 4,927     $   747    $ 1,373     $ 5,553        24.7%
                     =======     =======    =======     =======     =======

1997
----
Life insurance
 inforce             $10,613     $ 1,785    $   135     $ 8,963         1.5%
                     =======     =======    =======     =======     =======

Premiums earned:
 Life insurance          143           8          2         137         1.1%
 Property-
  liability
  insurance            5,153         817      1,523       5,859        26.0%
                     -------     -------    -------     -------
  Total premiums     $ 5,296     $   825    $ 1,525     $ 5,996        25.4%
                     =======     =======    =======     =======     =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 1999, 1998 and 1997
                               (In millions)

                                         Additions
                                  ----------------------
                      Balance at  Charged to  Charged to             Balance
                      beginning   costs and     other     Deduc-      at end
Description            of year    expenses    accounts    tions(1)   of year
-----------           ---------   --------   ----------  ---------   -------

1999
----
Real estate valuation
 adjustment               $  16          -            -          9      $  7
                         ======     ======       ======     ======    ======
Allowance for
 uncollectible:
  Agency loans            $   3          2            -          -      $  5
                         ======     ======       ======     ======    ======
  Premiums
   receivable from
   underwriting
   activities             $  42          8            -          5      $ 45
                         ======     ======       ======     ======    ======
  Reinsurance             $  28          1            -          1      $ 28
                         ======     ======       ======     ======    ======
  Uncollectible
   deductibles            $  23          -            -          -      $ 23
                         ======     ======       ======     ======    ======

1998
----
Real estate valuation
 adjustment               $  12          4            -          -      $ 16
                         ======     ======       ======     ======    ======
Allowance for
 uncollectible:
  Agency loans            $   2          1            -          -      $  3
                         ======     ======       ======     ======    ======
 Premiums
  receivable from
  underwriting
  activities              $  41          8            -          7      $ 42
                         ======     ======       ======     ======    ======
 Reinsurance              $  30          -            -          2      $ 28
                         ======     ======       ======     ======    ======
 Uncollectible
  deductibles             $  19          8            -          4      $ 23
                         ======     ======       ======     ======    ======

1997
----
Real estate valuation
 adjustment               $  19          2            -          9      $ 12
                         ======     ======       ======     ======    ======
Allowance for
 uncollectible:
 Agency loans             $   2          -            -          -      $  2
                         ======     ======       ======     ======    ======
 Premiums
  receivable from
  underwriting
  activities              $  29         19            -          7      $ 41
                         ======     ======       ======     ======    ======
 Reinsurance              $  26          6            -          2      $ 30
                         ======     ======       ======     ======    ======
 Uncollectible
  deductibles             $  16          3            -          -      $ 19
                         ======     ======       ======     ======    ======

(1) Deductions include write-offs of amounts determined to be uncollectible, unrealized foreign exchange gains and losses and, for certain properties in real estate, a reduction in the valuation allowance for properties sold during the year.

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

           SCHEDULE VII - PREDECESSOR AUDITORS' REPORT ON
                 CONSOLIDATED FINANCIAL STATEMENTS



                  Report of Independent Auditors

Board of Directors
USF&G Corporation

We have audited the consolidated statement of financial position of USF&G Corporation as of December 31, 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended (not presented separately herein). These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USF&G Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                   /s/ Ernst & Young LLP
                                   ---------------------
                                       Ernst & Young LLP

Baltimore, Maryland
February 20, 1998

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

           SCHEDULE VII - PREDECESSOR AUDITORS' REPORT ON
                   FINANCIAL STATEMENT SCHEDULES


                  CONSENT OF INDEPENDENT AUDITORS



We consent to the use of our report dated February 20, 1998, with respect to the consolidated financial statements of USF&G Corporation for the year ended December 31, 1997 (not included separately herein) included as Schedule VII in The St. Paul Companies, Inc.'s Annual Report (Form 10-K) for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Our audit also included the financial statement schedules of USF&G Corporation listed in Item 14(a) of USF&G Corporation's Annual Report (Form 10-K) for the year ended December 31, 1997 (not included separately herein). These schedules are the responsibility of management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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




                                   /s/ Ernst & Young LLP
                                   ---------------------
                                       Ernst & Young LLP

Baltimore, Maryland
March 29, 2000

                          EXHIBIT INDEX*
                          -------------
Exhibit
-------

 (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession**......................................................
 (3) Articles of incorporation and by-laws
     (a) Articles of Incorporation***......................................
     (b) By-laws***........................................................
 (4) Instruments defining the rights of security holders, including indentures
     (a) Specimen Common Stock Certificate***..............................
 (9) Voting trust agreements**.............................................
(10) Material contracts
     (a) Amended and Restated Letter Agreement dated as of August 5,
         1999 between The St. Paul and Mr. Steven W. Lilienthal
         related to the terms of his employment............................(1)
     (b) Amendment to The St. Paul's Directors Charitable Award
         Program...........................................................(1)
     (c) Employment Agreement between The St. Paul and Mr. James E.
         Gustafson dated as of Jan. 6, 1999***.............................
     (d) Restricted Stock Award Plan, as amended***........................
     (e) 1988 Stock Option Plan***.........................................
     (f) Non-Employee Director Stock Retainer Plan***......................
     (g) The Amended and Restated Special Severance Policy***..............
     (h) The Annual Incentive Plan***......................................
     (i) The Amended and Restated 1994 Stock Incentive Plan***.............
     (j) The Deferred Management Incentive Awards Plan***..................
     (k) The Directors' Deferred Compensation Plan***......................
     (l) Relocation Loan Payback Agreement with Mr. James F. Duffy***......
     (m) Benefit Equalization Plan - 1995 Revision***......................
     (n) First Amendment to Benefit Equalization Plan - 1995
         Revision***.......................................................
     (o) Executive Post-Retirement Life Insurance Plan - Summary
         Plan Description***...............................................
     (p) Executive Long-Term Disability Plan - Summary Plan
         Description***....................................................
     (q) The St. Paul Re Long-Term Incentive Plan***.......................
     (r) Letter Agreement dated May 8, 1997 between The St. Paul and Mr. Paul J. Liska related to the terms of his
         employment***.....................................................
     (s) Letter Agreement, agreed to January 20, 1997 between The
         St. Paul and Mr. Paul J. Liska related to severance
         benefits***.......................................................
     (t) The Special Leveraged Stock Purchase Plan***......................
     (u) The Directors' Charitable Award Program***........................
     (v) Outside Directors' Retirement Plan -Summary Description***........
     (w) Key Executive Special Incentive Arrangement***....................
(11) Statements re computation of per share earnings.......................(1)
(12) Statements re computation of ratios...................................(1)
(13) Annual report to security holders.....................................(1)
(16) Letter re change in certifying accountant**...........................
(18) Letter re change in accounting principles**...........................
(21) Subsidiaries of The St. Paul..........................................(1)
(22) Published report regarding matters submitted to vote
      of security holders**................................................
(23) Consents of experts and counsel
     (a) Consent of KPMG LLP...............................................(1)
     (b) Consent of Ernst & Young LLP......................................(1)
(24) Power of attorney.....................................................(1)
(27) Financial data schedule...............................................(1)
(99) Additional exhibits**.................................................

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