Form 10-Q
period 2000-03-31
ST PAUL COMPANIES INC /MN/
filed 2000-05-15
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---       THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 2000
                                            --------------
                                   or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                          -----------  -----------

                    Commission File Number  0-3021
                                            ------

                     THE ST. PAUL COMPANIES, INC.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
    ------------------------------       -----------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                   No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code:  (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at May 8, 2000, was 212,060,928.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
PART I. FINANCIAL INFORMATION                            --------

     Consolidated Statements of Income (Unaudited),
         Three Months Ended March 31, 2000 and 1999          3


     Consolidated Balance Sheets, March 31, 2000
         (Unaudited) and December 31, 1999                   4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 2000
         (Unaudited) and Twelve Months Ended                 6
          December 31, 1999


     Consolidated Statements of Comprehensive Income
         (Unaudited), Three Months Ended March 31, 2000
          and 1999                                           7


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 2000 and 1999          8


     Notes to Consolidated Financial Statements
         (Unaudited)                                         9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         22



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  36

     Signatures                                             37


EXHIBIT INDEX                                               38

                       PART I     FINANCIAL INFORMATION
                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                    (In millions, except per share data)

                                                   Three Months Ended
                                                        March 31
                                                 ---------------------
                                                     2000         1999
                                                   ------       ------
Revenues:
 Premiums earned                                   $1,388       $1,345
 Net investment income                                406          392
 Asset management                                      93           81
 Realized investment gains                            334           65
 Other                                                 32           26
                                                   ------       ------
  Total revenues                                    2,253        1,909
                                                   ------       ------
Expenses:
 Insurance losses and loss adjustment expenses      1,028          995
 Life policy benefits                                  73           68
 Policy acquisition expenses                          350          336
 Operating and administrative expenses                264          247
                                                   ------       ------
  Total expenses                                    1,715        1,646
                                                   ------       ------
  Income from continuing operations
    before income taxes                               538          263
Income tax expense                                    176           66
                                                   ------       ------
  Income from continuing operations before
    cumulative effect of accounting change            362          197
  Cumulative effect of
    accounting change, net of taxes                     -          (30)
                                                   ------       ------
  Income from continuing operations                   362          167
Discontinued operations, net of taxes                  (4)          (2)
                                                   ------       ------
  Net income                                         $358         $165
                                                   ======       ======
Basic earnings per common share:
 Income from continuing
   operations before cumulative effect              $1.62        $0.84
 Cumulative effect of accounting
   change, net of taxes                                 -        (0.13)
 Discontinued operations, net of taxes              (0.02)       (0.01)
                                                   ------       ------
  Net income                                        $1.60        $0.70
                                                   ======       ======
Diluted earnings per common share:
 Income from continuing
   operations before cumulative effect              $1.53        $0.80
 Cumulative effect of accounting
   change, net of taxes                                 -        (0.12)
 Discontinued operations, net of taxes              (0.02)       (0.01)
                                                   ------       ------
  Net income                                        $1.51        $0.67
                                                   ======       ======
Dividends declared on common stock                  $0.27        $0.26
                                                   ======       ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                                  March 31,   December 31,
ASSETS                                               2000         1999
------                                            ---------   ------------
                                                 (Unaudited)
Investments:
 Fixed maturities, at estimated fair value          $19,484        $19,329
 Equities, at estimated fair value                    1,693          1,618
 Real estate and mortgage loans                       1,431          1,504
 Venture capital, at estimated fair value             1,008            866
 Securities lending collateral                        1,185          1,216
 Other investments                                      436            301
 Short-term investments, at cost                      1,168          1,373
                                                    -------        -------
     Total investments                               26,405         26,207
Cash                                                     84            165
Asset management securities held for sale                65             45
Reinsurance recoverables:
 Unpaid losses                                        4,563          4,426
 Paid losses                                            242            195
Ceded unearned premiums                                 621            641
Receivables:
 Underwriting premiums                                2,326          2,334
 Interest and dividends                                 363            358
 Other                                                  299            230
Deferred policy acquisition expenses                  1,012            959
Deferred income taxes                                 1,162          1,271
Office properties and equipment, at cost less
 accumulated depreciation of $456 (1999; $443)          508            507
Goodwill                                                519            509
Other assets                                          1,085          1,026
                                                    -------        -------
     Total assets                                   $39,254        $38,873
                                                    =======        =======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                                  March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2000          1999
------------------------------------              ---------    -----------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses                $17,769        $17,934
 Future policy benefits                               4,999          4,885
 Unearned premiums                                    3,154          3,118
                                                    -------        -------
   Total insurance reserves                          25,922         25,937
Debt                                                  1,517          1,466
Payables:
 Reinsurance premiums                                   697            654
 Income taxes                                           457            319
 Accrued expenses and other                             998          1,156
Securities lending collateral                         1,185          1,216
Other liabilities                                     1,440          1,228
                                                    -------        -------
   Total liabilities                                 32,216         31,976
                                                    -------        -------
Company-obligated mandatorily redeemable
 preferred capital securities of subsidiaries
 or trusts holding solely convertible
 subordinated debentures of the Company                 425            425
                                                    -------        -------
Shareholders' equity:
Preferred:
SOP convertible preferred stock;
  1.45 shares authorized; 0.8 shares
  outstanding  (0.9 shares in 1999)                     122            129
Guaranteed obligation - SOP                             (72)          (105)
                                                    -------        -------
   Total preferred shareholders' equity                  50             24
                                                    -------        -------
Common:
Common stock, 480 shares authorized;
  212 shares outstanding (225 shares in 1999)         1,970          2,079
Retained earnings                                     3,923          3,827
Accumulated other comprehensive income:
 Unrealized appreciation                                710            568
 Unrealized loss on foreign currency translation        (40)           (26)
                                                    -------        -------
   Total accumulated other comprehensive income         670            542
                                                    -------        -------
   Total common shareholders' equity                  6,563          6,448
                                                    -------        -------
   Total shareholders' equity                         6,613          6,472
                                                    -------        -------
   Total liabilities, redeemable preferred
     securities and shareholders' equity            $39,254        $38,873
                                                    =======        =======
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                  Three           Twelve
                                               Months Ended    Months Ended
                                                 March 31      December 31
                                               ------------    ------------
                                                   2000            1999
                                                  ------          ------
                                                (Unaudited)
Preferred shareholders' equity:
SOP convertible preferred stock:
  Beginning of period                                  $129          $134
  Redemptions during period                              (7)           (5)
                                                      -----         -----
    End of period                                       122           129
                                                      -----         -----
Guaranteed obligation - SOP:
  Beginning of period                                  (105)         (119)
  Principal payments                                     33            14
                                                      -----         -----
    End of period                                       (72)         (105)
                                                      -----         -----
    Total preferred shareholders' equity                 50            24
                                                      -----         -----
Common shareholders' equity:
Common stock:
  Beginning of period                                 2,079         2,128
  Stock issued under stock incentive plans                6            37
  Stock issued for preferred shares redeemed             11             9
  Reacquired common shares                             (126)         (102)
  Other                                                   -             7
                                                      -----         -----
    End of period                                     1,970         2,079
                                                      -----         -----
Retained earnings:
  Beginning of period                                 3,827         3,480
  Net income                                            358           834
  Dividends declared on common stock                    (57)         (235)
  Dividends declared on preferred stock, net of taxes    (2)           (8)
  Reacquired common shares                             (205)         (254)
  Tax benefit on employee stock
    options, and other changes                            6            14
  Premium on preferred shares redeemed                   (4)           (4)
                                                      -----         -----
    End of period                                     3,923         3,827
                                                      -----         -----
 Unrealized appreciation, net of taxes:
  Beginning of period                                   568         1,027
  Change during the period                              142          (459)
                                                      -----         -----
    End of period                                       710           568
                                                      -----         -----
Unrealized loss on foreign currency
 translation, net of taxes:
  Beginning of period                                   (26)          (14)
  Change during the period                              (14)          (12)
                                                      -----         -----
    End of period                                       (40)          (26)
                                                      -----         -----
    Total common shareholders' equity                 6,563         6,448
                                                      -----         -----
    Total shareholders' equity                       $6,613        $6,472
                                                      =====         =====
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)



                                                        Three Months Ended
                                                              March 31
                                                        ------------------
                                                            2000      1999
                                                          ------    ------

Net income                                                  $358      $165
                                                          ------    ------

Other comprehensive income (loss), net of taxes:
  Change in unrealized appreciation                          142      (108)
  Change in unrealized loss on
    foreign currency translation                             (14)       (2)
                                                          ------    ------
    Other comprehensive income (loss)                        128      (110)
                                                          ------    ------
    Comprehensive income                                    $486       $55
                                                          ======    ======



See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                       2000          1999
                                                     ------        ------
OPERATING ACTIVITIES
  Net income                                           $358          $165
  Adjustments:
    Loss from discontinued operations                     4             2
    Change in property-liability
     insurance reserves                                 (17)           43
    Change in reinsurance balances                     (204)         (127)
    Change in premiums receivable                         8           (13)
    Provision for deferred tax expense                   33            47
    Change in asset management balances                 (25)            3
    Depreciation and amortization                        22            37
    Realized investment gains                          (334)          (65)
    Cumulative effect of accounting change                -            30
    Other                                               (53)          (49)
                                                     ------        ------
      Net Cash Provided (Used) by
         Continuing Operations                         (208)           73
      Net Cash Provided by
         Discontinued Operations                         20             4
                                                     ------        ------
      Net Cash Provided (Used) by
         Operating Activities                          (188)           77
                                                     ------        ------
INVESTING ACTIVITIES
Purchase of investments                              (1,829)       (1,585)
Proceeds from sales and
 maturities of investments                            2,008         1,180
Net sale of short-term investments                      177           244
Change in open security transactions                    (81)           28
Purchases of office properties and equipment            (20)          (96)
Sales of office purchases and equipment                   2            52
Acquisitions                                            (37)            -
Other                                                    45           (71)
                                                     ------        ------
      Net Cash Provided (Used) by
         Continuing Operations                          265          (248)
      Net Cash Provided (Used) by
         Discontinued Operations                         28           (14)
                                                     ------        ------
      Net Cash Provided (Used) by
         Investing Activities                           293          (262)
                                                     ------        ------
FINANCING ACTIVITIES
Deposits on universal life
 and investment contracts                               222           268
Withdrawals on universal life
 and investment contracts                              (105)          (30)
Dividends paid on common
 and preferred stock                                    (61)          (61)
Proceeds from issuance of debt                           96           275
Repayment of debt                                       (46)          (21)
Repurchase of common shares                            (331)         (229)
Stock options exercised and other                        39             6
                                                     ------        ------
      Net Cash Provided (Used) by
         Financing Activities                          (186)          208
                                                     ------        ------
      Increase (decrease) in cash                       (81)           23
      Cash at beginning of period                       165           146
                                                     ------        ------
      Cash at end of period                            $ 84          $169
                                                     ======        ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                             March 31, 2000


Note 1 - Basis of Presentation
------------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries (The St. Paul or the company), and have been prepared in conformity with generally accepted accounting principles.

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

Reference should be made to the "Notes to Consolidated Financial Statements" in our annual report to shareholders for the year ended Dec. 31, 1999. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income, comprehensive income or shareholders' equity, as previously reported.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Earnings Per Common Share
----------------------------------

The following table provides the calculation of our earnings per common share for the three months ended March 31, 2000 and 1999:

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                      2000         1999
                                                    ------       ------
                                                        (In millions,
                                                   except per share data)
EARNINGS
Basic:
Net income, as reported                               $358         $165
Preferred stock dividends, net of taxes                 (2)          (2)
Premium on preferred shares redeemed                    (4)          (1)
                                                    ------       ------
 Net income available to common shareholders          $352         $162
                                                    ======       ======

Diluted:
Net income available to common shareholders           $352         $162
Effect of dilutive securities:
 Convertible preferred stock                             2            2
 Convertible monthly income preferred securities         2            2
 Zero coupon convertible notes                           1            1
                                                    ------       ------
 Net income available to common shareholders          $357         $167
                                                    ======       ======

COMMON SHARES
Basic:
  Weighted average common shares outstanding           220          230
                                                    ======       ======
Diluted:
  Weighted average common shares outstanding           220          230
  Effect of dilutive securities:
   Stock options                                         1            2
   Convertible preferred stock                           7            7
   Convertible monthly income preferred securities       7            7
   Zero coupon convertible notes                         2            3
                                                    ------       ------
           Total                                       237          249
                                                    ======       ======

EARNINGS PER SHARE
Basic                                                $1.60        $0.70
                                                    ======       ======
Diluted                                              $1.51        $0.67
                                                    ======       ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments
--------------------
Investment Activity. Following is a summary of our investment purchases, sales and maturities.

                                        Three Months Ended March 31
                                        ---------------------------
                                                2000           1999
                                              ------         ------
                                                   (In millions)
Purchases:
  Fixed maturities                              $985         $1,158
  Equities                                       587            316
  Real estate and mortgage loans                   -             39
  Venture capital                                225             33
  Other investments                               32             39
                                             -------        -------
    Total purchases                            1,829          1,585
                                             -------        -------
Proceeds from sales and maturities:
  Fixed maturities                               871            787
  Equities                                       573            322
  Real estate and mortgage loans                  77             23
  Venture capital                                460             37
  Other investments                               27             11
                                             -------        -------
    Total sales and maturities                 2,008          1,180
                                             -------        -------
    Net purchases (sales)                      $(179)          $405
                                             =======        =======

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                                 Three Months Ended      Twelve Months Ended
                                   March 31, 2000         December 31, 1999
                               --------------------      -------------------
                                                 (In millions)
Fixed maturities                         $  28                     $(1,336)
Equities                                    34                         223
Venture capital,
 net of minority interest                  136                         255
Life deferred policy acquisition
 costs and policy benefits                  15                         122
Single premium immediate
 annuity reserves                            -                          44
Other                                        6                         (13)
                                        ------                      ------
  Total change in pretax
   unrealized appreciation                 219                        (705)
Change in deferred taxes                   (77)                        246
                                        ------                      ------
  Total change in unrealized
     appreciation, net of taxes           $142                       $(459)
                                        ======                      ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 4 - Income Taxes
---------------------

The components of income tax expense on income from continuing operations, before the cumulative effect of accounting change, were as follows :

                                        Three Months Ended
                                             March 31
                                        ------------------
                                            2000      1999
                                          ------    ------
                                            (In millions)

Federal current tax expense                 $134       $10
Federal deferred tax expense                  33        47
                                          ------    ------
 Total federal income tax expense            167        57
Foreign income tax expense                     6         7
State income tax expense                       3         2
                                          ------    ------
 Total income tax expense                   $176       $66
                                          ======    ======


Note 5 - Contingent Liabilities
-------------------------------

In the ordinary course of conducting business, we and some of our subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of our operations in certain ways. Although it is possible that the settlement of a contingency may be material to our results of operations and liquidity in the period in which the settlement occurs, we believe that the total amounts that we and our subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on our overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental and Asbestos Claims" in Management's Discussion and Analysis for information on these claims.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 6 - Debt
-------------

Debt consists of the following:
                                      March 31,          December 31,
                                         2000                1999
                                    -------------        ------------
                                     Book    Fair        Book    Fair
                                    Value   Value       Value   Value
                                    -----  ------       -----  ------
                                              (In millions)

  Medium-term notes                  $617    $591        $617    $598
  Commercial paper                    494     494         400     400
  8-3/8% senior notes                 150     151         150     153
  Zero coupon convertible notes        95      90          94      93
  7-1/8% senior notes                  80      77          80      78
  Variable rate borrowings             64      64          64      64
  Real estate mortgages                15      15          15      15
  Nuveen short-term borrowings          2       2           -       -
  Floating rate notes                   -       -          46      46
                                    -----   -----       -----   -----
     Total debt                    $1,517  $1,484      $1,466  $1,447
                                    =====   =====       =====   =====

In April 2000, we issued $500 million of Senior Notes.  See Note
13 - "Subsequent Events - Issuance of Debt."

Note 7 - Segment Information
----------------------------

We have seven reportable business segments in our property-liability insurance operation, consisting of the Commercial Lines Group, Global Surety, Global Healthcare, Other Global Specialty, International, Reinsurance and Investment Operations. We also have a life insurance segment (Fidelity and Guaranty Life) and an asset management segment (The John Nuveen Company). We evaluate the performance of our property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The life insurance and asset management segments are evaluated based on their respective pretax operating results, which include investment income.

The reportable underwriting business segments in our property-liability operation are reported separately because they offer insurance products to unique customer classes and utilize different underwriting criteria and marketing strategies. For example, the Commercial Lines Group provides "commodity-type" insurance products to the extensive, small and medium-sized commercial markets. By contrast, each of our Global Specialty segments (Surety, Healthcare and Other Specialty) market specialized insurance products and services tailored to meet the individual needs of specific customer groups, such as doctors, lawyers, officers and directors, as well as technology firms and government entities. Customers in the Global Specialty segments generally require specialized underwriting expertise and claim settlement services.

The tabular information on the following pages provide revenue and income data for each of our business segments for the first quarters of 2000 and 1999. In the first quarter of 2000, we implemented a new segment reporting structure for our property-liability insurance business following the fourth-quarter 1999 realignment of our primary insurance underwriting operations into a Global Specialty Practices organization. Our non-U.S. primary insurance business is now included in the respective business segment to which it pertains, which differs from our prior

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 7 - Segment Information (continued)
---------------------------------------

practice of including all non-U.S. business in the International segment. Our Global Specialty segments are managed on a global basis. Under our new segment structure, our International segment includes our operations at Lloyd's, and specialty insurance business that we do not manage on a global basis.
Also, our Global Healthcare underwriting operation is now reported as a separate business segment, which differs from its prior classification as a component of the Specialty Commercial segment. This change reflects the increasing size of this business, relative to our total underwriting operations.
Finally, we reclassified our Construction business center, previously included in the Commercial Lines Group segment, to our Other Global Specialty segment, to reflect the more specialized nature of this product, as well as the change in management of the business. Segment information for the first quarter of 1999 has been restated to be consistent with the 2000 presentation.


                                                     Three Months Ended
                                                          March 31
                                                   --------------------
                                                       2000        1999
                                                     ------      ------
Revenues                                                (In millions)
Property-liability insurance:
 Commercial Lines Group                                $388        $416
 Global Surety                                          113          93
 Global Healthcare                                      133         182
 Other Global Specialty                                 341         327
 International                                           65          58
                                                     ------      ------
   Total primary insurance operations                 1,040       1,076
 Reinsurance                                            316         242
                                                     ------      ------
   Total property-liability premiums earned           1,356       1,318
                                                     ------      ------
 Investment operations:
   Net investment income                                318         318
   Realized investment gains                            331          61
                                                     ------      ------
   Total investment operations                          649         379
 Other                                                   19          21
                                                     ------      ------
   Total property-liability insurance                 2,024       1,718
                                                     ------      ------
Life insurance                                          117          99
                                                     ------      ------
Asset management                                        100          83
                                                     ------      ------
   Total reportable segments                          2,241       1,900
Parent company, other operations and
 consolidating eliminations                              12           9
                                                     ------      ------
 Total revenues                                      $2,253      $1,909
                                                     ======      ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

During the first quarter of 2000, we eliminated the one - quarter reporting lag for our reinsurance business in the United Kingdom ("St. Paul Re - UK"). First quarter consolidated results, and our Reinsurance segment results, therefore include six months' revenues and expenses for St. Paul Re - UK. The first-quarter incremental impact of this change resulted in an additional $146 million of net written premiums, $53 million of earned premiums, $32 million of loss and loss adjustment expenses; $19 million of underwriting expenses, $2 million of GAAP underwriting profit; $64 million of revenues; and $17 million of income before taxes being recorded in the first quarter of 2000.

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                       2000        1999
                                                     ------      ------
                                                        (In millions)
Income (Loss) Before Income Taxes and Cumulative
  Effect of Accounting Change
Property-liability insurance:
   Commercial Lines Group                             $(22)        $(85)
   Global Surety                                        19           16
   Global Healthcare                                   (19)         (28)
   Other Global Specialty                              (24)         (25)
   International                                        (9)         (11)
                                                    ------       ------
   Total primary insurance operations                  (55)        (133)
 Reinsurance                                           (44)          23
                                                    ------       ------
   Total GAAP underwriting result                      (99)        (110)
                                                    ------       ------
 Investment operations:
   Net investment income                               318          318
   Realized investment gains                           331           61
                                                    ------       ------
   Total investment operations                         649          379
                                                    ------       ------
 Other                                                 (32)         (19)
                                                    ------       ------
   Total property-liability insurance                  518          250
                                                    ------       ------
Life insurance                                          18           19
                                                    ------       ------
Asset management:
 Pretax income before minority interest                 43           38
 Minority interest                                     (10)          (9)
                                                    ------       ------
   Total asset management                               33           29
                                                    ------       ------
   Total reportable segments                           569          298
Parent company, other operations and
 consolidating eliminations                            (31)         (35)
                                                    ------       ------
   Total income before income taxes and
    cumulative effect of accounting change            $538         $263
                                                    ======       ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance
--------------------

Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks we have underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the amount we are prepared to accept.

We expect those with whom we have ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, we will pay these amounts. We have established allowances for possible nonpayment of amounts due to us.

Our first-quarter 2000 income from continuing operations benefited from cessions made under our corporate all-lines, excess-of-loss reinsurance program (the "corporate program"), and cessions made under a separate excess-of-loss treaty exclusive to our Reinsurance segment. Under the corporate program, we ceded written premiums of $80 million, earned premiums of $65 million, and insurance losses and loss adjustment expenses of $111 million, resulting in a net benefit $46 million to our pretax income from continuing operations. The losses and loss adjustment expenses ceded and $61 million of the earned premiums ceded under the corporate program in the first quarter of 2000 were the result of adverse development on losses originally incurred during the 1999 accident year. Under the separate Reinsurance segment treaty, we ceded written and earned premiums of $17 million, and insurance losses and loss adjustment expenses of $32 million, resulting in a net pretax benefit of $15 million.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses, loss adjustment expenses and life policy benefits was as follows:

                                               Three Months
                                              Ended March 31
                                              --------------
(In millions)                                 2000      1999
                                             -----     -----
Written premiums:
   Direct                                   $1,122    $1,108
   Assumed                                     595       318
   Ceded                                      (317)     (172)
                                             -----     -----
       Net premiums written                 $1,400    $1,254
                                             =====     =====

Earned premiums:
   Direct                                    1,161     1,162
   Assumed                                     499       335
   Ceded                                      (304)     (179)
                                             -----     -----
       Net premiums earned                   1,356     1,318
Life                                            32        27
                                             -----     -----
       Total premiums earned                $1,388    $1,345
                                             =====     =====

Insurance losses, loss
 adjustment expenses
 and policy benefits:
   Direct                                     $839      $913
   Assumed                                     573       271
   Ceded                                      (384)     (189)
                                             -----     -----
    Net insurance losses and
     loss adjustment expenses                1,028       995
Life policy benefits                            73        68
                                             -----     -----
   Total net insurance losses,
    loss adjustment expenses and
    policy benefits                         $1,101    $1,063
                                             =====     =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges
------------------------------

Third Quarter 1999 Charge - In August 1999, we announced a cost reduction program designed to enhance our efficiency and effectiveness in a highly competitive environment. In the third quarter of 1999, we recorded a pretax charge of $60 million related to this program, including $25 million in employee-related charges, $33 million in occupancy-related charges and $2 million in equipment charges.

The employee-related charge represents severance and related benefits such as outplacement counseling, vacation buy-out and medical coverage to be paid to terminated employees. The charge relates to the anticipated termination of approximately 700 employees at all levels throughout the Company. As of March 31, 2000, approximately 540 employees had been terminated under this action.

The occupancy-related charge represents excess space created by the cost reduction action. The charge was calculated by determining the percentage of anticipated excess space, by location, and the current lease costs over the remaining lease period. The amounts payable under the existing leases were not discounted, and sublease income was included in the calculation only for those locations where sublease agreements were in place.

The equipment charges represent the elimination of personal computers directly related to the number of employees being severed under this cost reduction action and the elimination of network servers and other equipment resulting from this action. The amount was calculated as the net book value of this equipment less estimated sale proceeds. All actions to be taken under this plan are expected to be completed in 2000.

The following presents a rollforward of activity related to this charge:


(In millions)           Pre-tax       Reserve at                 Reserve at
                         charge    Dec. 31, 1999   Payments   Mar. 31, 2000
                        -------    -------------   --------   -------------
Charges to
earnings:

Employee-related            $25              $14       $(10)             $4
Occupancy-related            33               31         (1)             30
Equipment charges             2              N/A        N/A             N/A
                           ----             ----       ----            ----
  Total                     $60              $45       $(11)            $34
                           ====             ====       ====            ====


Fourth Quarter 1998 Charge - Late in the fourth quarter of 1998, we recorded a pretax restructuring charge of $34 million. The majority of the charge, $26 million, related to the anticipated termination of approximately 520 employees in the following operations: Claims, Commercial Lines Group, Information Systems, Global Healthcare, and Financial and Professional Services. The remaining charge of $8 million related to costs to be incurred to exit lease obligations.

As of March 31, 2000, approximately 500 employees had been terminated under the restructuring plan. Termination actions taking place under this plan were substantially completed by the end of 1999, however payments are still being made to terminated employees.

The table below provides a rollforward of activity related to this charge.


(In millions)           Pre-tax       Reserve at                 Reserve at
                         charge    Dec. 31, 1999   Payments   Mar. 31, 2000
                        -------    -------------   --------   -------------

Charges to
earnings:

Employee-related            $26              $ 3       $ (1)            $ 2
Occupancy-related             8                2          -               2
                           ----             ----       ----            ----
  Total                     $34              $ 5       $ (1)            $ 4
                           ====             ====       ====            ====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges (continued)
-----------------------------------------

Second Quarter 1998 Charge - Related to our merger with USF&G, we recorded a pretax charge to earnings of $292 million in 1998, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. We estimated that approximately 2,000 positions would be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, were affected by the reductions. The original number of positions expected to be reduced by function included approximately 950 in our property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions, throughout the United States. Through March 31, 2000, approximately 2,200 positions had been eliminated, and the cost of termination benefits paid was $136 million. Termination actions taking place under this plan have been completed; however, payments are still being made to terminated employees.

The following table provides rollforward activity related to the charge.

  (In millions)

                              Pre-tax
  Charges to earnings:         charge
  -------------------         -------

USF&G corporate
 headquarters                     $36
Long-lived assets                  23
Acceleration of software
  depreciation                     10
Computer leases and equipment      10
Other equipment and furniture       8
                                -----
          Subtotal                $87
                                -----
 Accrued charges subject to
  rollforward:
                                          Reserve                   Reserve
                              Pre-tax  at Dec. 31,               at Mar. 31,
                               charge        1999     Payments         2000
                              -------   ---------    ---------     --------
  Executive severance             $89          $3        $   -           $3
  Other severance                  52           1           (1)           -
  Branch lease exit costs          34          24           (2)          22
  Transaction costs                30           -            -            -
                                -----       -----        -----        -----
           Subtotal               205          28           (3)          25
                                -----       -----        -----        -----
              Total              $292         $28         $ (3)         $25
                                =====       =====        =====        =====

Note 15 in our 1999 Annual Report to Shareholders provides more information regarding the rationale for and calculation of the components of the merger-related charge.

Upon consummation of the merger, we determined that several of USF&G's real estate investments were not consistent with our real estate investment strategy. A plan was developed to sell a number of apartment buildings and various other miscellaneous holdings, with an expected disposal date by year-end 1999. In applying the provisions of SFAS No. 121, it was determined that four of these miscellaneous investments should be written down to fair value, based on our plan to sell them. Fair value was determined based on a discounted cash flow analysis, or based on market prices for similar assets. The one remaining investment represents percentage rents retained after sale of a portfolio of stores to a third party. The current balance of this investment is $4.0 million, with $3.3 million held in the property-liability segment and $0.7 million held in the life segment. This investment is expected to be sold by year-end 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



Note 10 -  Acquisition
----------------------

On Feb. 23, 2000, we closed on our purchase of Pacific Select Insurance Holdings, Inc., and its wholly-owned subsidiary Pacific Select Property Insurance Co. (together, Pacific Select), a California insurer that sells earthquake coverage to California homeowners. The transaction was accounted for as a purchase, at a cost of approximately $37 million. Pacific Select's results of operations from the date of purchase are included in our first quarter 2000 results.


Note 11 -  Adoption of Accounting Pronouncement
-----------------------------------------------

Effective Jan. 1, 2000, we adopted the provisions of the American Institute of Certified Public Accountants Statement of Position
(SOP) 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP specifies that insurance and reinsurance contracts for which the deposit method of accounting is appropriate should be classified in one of four categories, and further specifies the accounting treatment for each of these categories. The initial adoption of SOP 98-7 did not have a material impact on our results of operations, financial condition or liquidity, and the ongoing impact is also not expected to be material.


Note 12 -  Discontinued Operations
----------------------------------

Standard Personal Insurance Business
------------------------------------
On Sept. 30, 1999, we completed the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). As a result, the standard personal insurance operations have been accounted for as discontinued operations for all periods presented herein.

Metropolitan purchased Economy Fire & Casualty Company and its subsidiaries (Economy), as well as the rights and interests in those non-Economy policies constituting our remaining standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement (Reinsurance Agreement).

The Reinsurance Agreement relates solely to the non-Economy standard personal insurance policies, and was entered into solely as a means of accommodating Metropolitan through a transition period. The Reinsurance Agreement allows Metropolitan to write non-Economy business on our policy forms while Metropolitan obtains the regulatory license, form and rate approvals necessary to write non-Economy business through their own insurance subsidiaries. Any business written on our policy forms during this transition period is then fully ceded to Metropolitan under the Reinsurance Agreement. We recognized no gain or loss on the inception of the Reinsurance Agreement and will not incur any net revenues or expenses related to the Reinsurance Agreement. All economic risk of post-sale activities related to the Reinsurance Agreement has been transferred to Metropolitan. We anticipate that Metropolitan will pay all claims incurred related to this Reinsurance Agreement. In the event Metropolitan is unable to honor their obligations to us, we will pay these amounts.

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002.
We remain liable for claims on non-Economy policies that result from losses occurring

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 12 - Discontinued Operations (continued)
--------------------------------------------

prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. Any losses incurred by us under these agreements will be reflected in discontinued operations in the period they are incurred. In the first quarter of 2000, we recorded a pretax loss of $5 million in discontinued operations as a result of these agreements. We have no other contingent liabilities related to the sale.

Nonstandard Auto Business
-------------------------
In December 1999, we decided to sell our nonstandard auto business. On Jan. 4, 2000, we announced an agreement to sell this business to The Prudential Insurance Company of America (Prudential) for $200 million in cash, subject to certain balance sheet adjustments at closing. As a result, the nonstandard auto business results of operations have been accounted for as discontinued operations for all periods presented. Included in our fourth quarter 1999 statement of income was an estimated after tax loss on the sale of approximately $83 million, which represented the estimated loss on disposal plus the estimated results of operations through the disposal date.


Note 13 -  Subsequent Events
----------------------------

Issuance of Debt
----------------
On Apr. 17, 2000, we issued $250 million of 7.875% senior notes due in 2005 and $250 million of 8.125% senior notes due in 2010.
The proceeds will be used to repay commercial paper debt and for general corporate purposes.


Purchase of MMI Companies, Inc.
------------------------------
On Apr. 18, 2000, we closed on our acquisition of MMI Companies, Inc. (MMI), a Deerfield, Illinois health care risk services company that provides integrated products and services in strategic operational consulting, clinical risk management, insurance and reinsurance in the U.S. and London markets, in a transaction to be accounted for as a purchase. We paid cash of approximately $192 million, and assumed debt and capital securities totaling approximately $165 million.

MMI's results of operations for the first quarters of 2000 and 1999 were as follows. (These results are for periods prior to our purchase of MMI and are not included in our consolidated results).

                                                    Three Months
                                                   Ended March 31
                                                  ---------------
(In millions)                                      2000      1999
                                                  -----     -----
  Revenues:
    Net premiums earned                             $76       $81
    Consulting fees                                  14        15
    Other                                            17        19
                                                  -----     -----
       Total revenues                               107       115
                                                  -----     -----
  Expenses:
    Loss and loss adjustment expenses               153        62
    Other                                            46        47
                                                  -----     -----
       Total expenses                               199       109
                                                  -----     -----
        Income (loss) from continuing
         operations before
          income taxes                             $(92)      $ 6
                                                  =====     =====

Results in 2000 include a $93 million pretax provision to strengthen loss and loss adjustment reserves, of which $77 million was recorded in MMI's domestic operations and $16 million was recorded in their international operations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 13 -  Subsequent Events (continued)
---------------------------------------

Sale of Nonstandard Auto Business
---------------------------------
On May 1, 2000, we closed on the sale of our nonstandard auto business to Prudential, receiving total cash consideration of approximately $175 million (net of a $25 million dividend paid to our property-liability operations prior to closing). In the fourth quarter of 1999, we had recorded an estimated after-tax loss on disposal of $83 million for our nonstandard auto
operation.   Adjustments to the estimated loss, which will be
calculated based on our actual carrying value of these operations on the closing date, will be recorded in discontinued operations in the second quarter of 2000. These adjustments are not expected to be material to our financial statements.


Share Repurchase Authorization
------------------------------
On May 2, 2000, our board of directors authorized a new $300 million share repurchase program. Under the program, we are authorized to repurchase up to an additional $300 million of our common stock in the open market and through private transactions. The new authorization is in addition to the $77 million remaining under a $500 million repurchase plan approved in November 1999. Under that plan, we repurchased 16.4 million shares for a total cost of $423 million.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                         March 31, 2000


                     Consolidated Highlights
                     -----------------------

The following table summarizes our results for the first quarters of 2000 and 1999.
                                                  Three Months Ended
                                                        March 31
                                                  ------------------
(In millions, except per share data)                 2000       1999
                                                    -----      -----
Pretax income (loss):
 Property-liability insurance:
  GAAP underwriting result                          $ (99)     $(110)
  Net investment income                               318        318
  Realized investment gains                           331         61
  Other                                               (32)       (19)
                                                    -----      -----
    Total property-liability insurance                518        250
 Life insurance                                        18         19
 Asset management                                      33         29
 Parent and other                                     (31)       (35)
                                                    -----      -----
    Income from continuing operations
      before income taxes and cumulative
       effect of accounting change                    538        263
Income tax expense                                    176         66
                                                    -----      -----
    Income from continuing operations before
      cumulative effect of accounting change          362        197
Cumulative effect of accounting
 change, net of taxes                                   -        (30)
                                                    -----      -----
    Income from continuing operations                 362        167
Discontinued operations, net of taxes                  (4)        (2)
                                                    -----      -----
    Net income                                      $ 358      $ 165
                                                    =====      =====

Diluted net income per common share                 $1.51      $0.67
                                                    =====      =====
Consolidated Results
--------------------
Our pretax income from continuing operations of $538 million in the first quarter of 2000 was more than double comparable 1999 pretax income of $263 million. The improvement was driven by a $270 million increase in realized investment gains in our property-liability insurance operations, the majority of which were generated by our venture capital investment portfolio. In addition, underwriting results were $11 million better than last year's first quarter, reflecting improved loss experience in our standard commercial operations, and a $61 million pretax benefit from aggregate excess-of-loss reinsurance treaties (discussed in more detail on page 24 of this report). Our first-quarter 2000 effective tax rate was significantly higher than the comparable
1999 rate, primarily due to the substantial increase in realized investment gains, which are taxed at the 35% federal statutory rate.

In the first quarter of 1999, our net income included a pretax expense of $46 million ($30 million after-tax), representing the cumulative effect of adopting the AICPA's Statement of Position
(SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for recognizing and measuring liabilities for guaranty fund and other insurance-related assessments.

Elimination of One-Quarter Reporting Lag
----------------------------------------
In the first quarter of 2000, we eliminated the one-quarter reporting lag for our reinsurance operations based in the United Kingdom ("St. Paul Re - UK") and now report the results of those operations on a current basis. As a result, our first quarter 2000 consolidated results include St. Paul Re - UK's results for the fourth quarter of 1999, and the first quarter of 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


               Consolidated Highlights (continued)
               ----------------------------------

The first - quarter incremental impact on our property-liability operations of the eliminating the reporting lag, which consists of St. Paul Re - UK's results for the three months ended March
31, 2000, was as follows:

                                              Three
  (In millions)                           Months Ended
   -----------                           March 31, 2000
                                        ----------------


  Written premiums                             $ 146
  Earned premiums                               $ 53
  GAAP underwriting result                       $ 2
  Pretax income                                  $17
  Net income                                     $10

Acquisition
-----------
In February 2000, we closed on our purchase of Pacific Select Insurance Holdings, Inc. (Pacific Select), a California company that sells earthquake insurance coverages to California homeowners. The acquisition was accounted for as a purchase at a cost of approximately $37 million. Pacific Select's results of operations from the date of purchase are included in the Catastrophe Risk business center of our Commercial Lines Group segment.

Discontinued Operations
-----------------------
In 1999, we completed the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). In January 2000, we announced a definitive agreement to sell our nonstandard auto insurance operations to Prudential Insurance Company of America (Prudential), and that transaction closed in May 2000. The $4 million and $2 million losses from discontinued operations, net of taxes, for the three months ended March 31, 2000 and 1999, respectively, represent the combined results of these operations for those periods.

Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (Economy), and the rights and interests in those non-Economy policies constituting our remaining standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are incurred. In the first quarter of 2000, we recorded a pretax loss of $5 million in discontinued operations as a result of these agreements.

Common Share Repurchases
------------------------
In the first quarter of 2000, we repurchased and retired 13.6 million of our common shares for a total cost of $331 million, or an average of $24.43 per share. The shares repurchased in the first quarter represented approximately 6% of our total shares outstanding at the beginning of the year.

Subsequent Events - Acquisition and Disposition
-----------------------------------------------
On April 18, 2000, we completed our acquisition of MMI Companies, Inc. (MMI), an international health care risk services company that provides integrated products and services in operational consulting, clinical risk management, and insurance and reinsurance in the U.S. and London markets. In 1999, MMI reported net earned premiums and fees of $436 million. The acquisition was accounted for as a purchase for approximately $192 million in cash and the assumption of $165 million of MMI debt and capital securities. The results of MMI will be included in our second quarter results and will be reported in our Global Healthcare segment.

On May 1, 2000, we completed the sale of our nonstandard auto operations to Prudential for a total cash consideration of approximately $175 million (net of a $25 million dividend paid by these operations to our property-liability insurance operations prior to closing). Prudential purchased the nonstandard auto business marketed under the Victoria Financial and Titan Auto brands. The sale furthers our strategy of focusing on our standard commercial and specialty commercial insurance operations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


               Consolidated Highlights (continued)
               ----------------------------------

Global Specialty Reporting Structure
------------------------------------
In the first quarter of 2000, we implemented a new segment reporting structure for our property-liability insurance business following the fourth-quarter 1999 realignment of our primary insurance underwriting operations into a Global Specialty Practices organization. The most significant change from our previous format involves the inclusion of non-U.S. primary business in the respective business segment to which it pertains, which differs from our prior practice of including all non-U.S. business in the International segment. In addition, our Construction business center was moved from the Commercial Lines Group segment to the Other Global Specialty segment, and our Global Healthcare operation is now reported as a separate business segment. Our new reporting format is more closely aligned with the global management of the majority of our specialty insurance products and services. Our International segment includes our operations at Lloyd's, and specialty insurance business that we do not manage on a global basis. All prior year data is presented on a basis consistent with our new reporting structure.


                  Property-Liability Insurance
                  ----------------------------
Overview
--------
First-quarter 2000 consolidated written premiums of $1.40 billion were 12% higher than comparable 1999 premiums of $1.25 billion. The increase was almost entirely due to the elimination of the one-quarter reporting lag for St. Paul Re - UK. The elimination of that lag had the effect of adding $146 million of incremental written premium volume in the quarter.

Our first-quarter premium volume was also impacted by cessions made under our corporate all-lines, excess-of-loss reinsurance program (the "corporate program"), and cessions made under a separate aggregate excess-of-loss treaty exclusive to our Reinsurance segment (together, the "reinsurance cessions").
Under the corporate program, which is triggered when our insurance losses and loss adjustment expenses reach a prescribed level, we ceded written premiums of $80 million, earned premiums of $65 million and insurance losses and loss adjustment expenses of $111 million, which resulted in a net pretax benefit of $46 million to our income from continuing operations. The amounts ceded were allocated to our International and Reinsurance segments. The losses and loss adjustment expenses ceded and $60 million of the earned premiums under the corporate program in the first quarter of 2000 were the result of adverse development on losses originally incurred during the 1999 accident year.

Under the separate Reinsurance segment treaty, we ceded written and earned premiums of $17 million, and insurance losses and loss adjustment expenses of $32 million for a net pretax benefit of $15 million to income from continuing operations. The combined impact of these cessions on our property-liability underwriting segments for the first quarter of 2000 was as follows:

                        Ceded              Ceded
  (In millions)         written  Ceded     earned     Pretax
   -----------         premiums  losses   premiums    benefit
                       --------  ------   --------    -------


  Reinsurance           $  74     $ 110      $  62      $  48
  International            23        33         20         13
                         ----      ----       ----       ----
        Total           $  97     $ 143      $  82      $  61
                         ====      ====       ====       ====

Excluding the impacts of eliminating the quarter reporting lag and the premium cessions, our consolidated written premiums totaled $1.35 billion in the first quarter of 2000, 8% higher than first-quarter 1999 premiums of $1.25 billion. The increase was centered in our Reinsurance and Global Surety segments, primarily as the result of new business in both operations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

            Property-Liability Insurance (continued)
            ---------------------------------------

Our consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was
75.8 for the first quarter of 2000, slightly worse than the loss ratio of 75.5 in the same 1999 period. The 2000 ratio reflects a
6.5 point net favorable impact from the reinsurance cessions and the elimination of the St. Paul Re - UK reporting lag. Excluding that benefit, our first-quarter 2000 consolidated combined ratio was 82.3. The deterioration from 1999 was centered in our Reinsurance segment, primarily the result of adverse development on losses incurred in prior years, including catastrophe losses. On a consolidated basis, we incurred $56 million of pretax catastrophe losses in the first quarter of 2000, of which $47 million was recorded in the Reinsurance segment. The majority of catastrophe losses in 2000 resulted from additional loss development on catastrophes occurring in prior years. Our total catastrophe losses in the first quarter of 1999 were $34 million.

Our primary underwriting operations, however, which exclude the Reinsurance segment, achieved strong improvement in profitability over the first quarter of 1999, reflecting the favorable impact of our aggressive efforts over the last 18 months to improve the quality and profitability of our book of business. Those efforts focused on eliminating unprofitable business, implementing price increases on new and renewal business, and reducing expenses. During the first quarter of 2000, the pricing environment showed notable improvement throughout the standard commercial insurance market and in most specialty insurance markets in which we sell our products and services. We expect to achieve additional price increases during the remainder of 2000. In addition, we experienced significant improvement in current underwriting year results in the majority of our primary insurance operations, reflecting our success to date in improving the quality of our book of business.

Our consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 31.8 for the first quarter of 2000, compared with the 1999 first-quarter ratio of
34.2. Excluding the impact of the reinsurance cessions and the elimination of St. Paul Re - UK's reporting lag, the first-quarter 2000 ratio of 30.0 was over four points lower than the 1999 ratio. The improvement reflects efficiencies realized as a result of the expense reduction initiatives implemented over the last 18 months.

The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis).

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                                      Three Months
                              % of 2000              Ended March 31
                                Written             ---------------
(Dollars in millions)          Premiums              2000      1999
 -------------------          ---------             -----     -----
Commercial Lines Group:
 Written Premiums                    28%             $392      $398
 Underwriting Result                                 $(22)     $(85)
 Combined Ratio                                     106.5     119.6

Global Surety:
 Written Premiums                     9%             $123      $105
 Underwriting Result                                  $19       $16
 Combined Ratio                                      80.1      78.4

Global Healthcare:
 Written Premiums                     8%             $113      $136
 Underwriting Result                                 $(19)     $(28)
 Combined Ratio                                     115.4     120.0

Other Global Specialty:
 Written Premiums                    24%             $335      $333
 Underwriting Result                                 $(24)     $(25)
 Combined Ratio                                     106.9     108.1

International:
 Written Premiums                     3%              $47       $53
 Underwriting Result                                  $(9)     $(11)
 Combined Ratio                                     124.5     120.7
                                    ---             -----     -----
Total Primary Insurance:
  Written Premiums                   72%           $1,010    $1,025
  Underwriting Result                                $(55)    $(133)
  Combined Ratio                                    106.0     113.1

Reinsurance:
 Written Premiums                    28%             $390      $229
 Underwriting Result                                 $(44)      $23
 Combined Ratio                                     114.2      94.1
                                    ---             -----     -----
Total Property-Liability Insurance:
 Written Premiums                   100%           $1,400    $1,254
 GAAP Underwriting Result           ===              $(99)    $(110)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio                         75.8      75.5
 Underwriting Expense Ratio                          31.8      34.2
                                                    -----     -----
  Combined Ratio                                    107.6     109.7
                                                    =====     =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Underwriting Results by Segment
-------------------------------

COMMERCIAL LINES GROUP
The Commercial Lines Group segment includes our standard commercial and catastrophe risk business centers, as well as the results of our limited involvement in insurance pools. Premium volume of $392 million in the first quarter of 2000 for this segment declined 2% from comparable 1999 volume of $398 million. In our standard commercial business center, which encompasses the small to midsize commercial market, written premiums of $358 million in the first quarter were 6% below the 1999 first-quarter total of $380 million. The decline reflects the impact of our continuing efforts to improve the quality of our standard commercial operations through the nonrenewal of unprofitable business. This reduction in volume was partially offset by price increases averaging 7.1% in the quarter on new and renewal business. Premium volume in our catastrophe risk business center totaled $33 million in the first quarter of 2000, $21 million higher than the same period of 1999. The increase reflects our acquisition in February 2000 of Pacific Select, which increased our earthquake risk underwriting capabilities in California and accounted for $19 million of incremental premium volume in the quarter.

The first-quarter 2000 underwriting loss of $22 million in the Commercial Lines Group was much improved over the $85 million loss recorded in the same period of 1999, evidence of the impact of our profit improvement initiatives over the last 18 months. The loss ratio in this segment was over twelve points lower than last year's first-quarter loss ratio, reflecting significant improvements in current accident year results, particularly in our standard commercial business center. Our expense management efforts continue to favorably impact results in the Commercial Lines Group segment. The expense ratio of 34.2 in this segment was 0.7 points better than the comparable 1999 ratio. We expect further price increases during the remainder of 2000.

GLOBAL SURETY
Our Global Surety segment underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Written premiums of $123 million in the first quarter of 2000 were 17% higher than comparable 1999 premium volume of $105 million, primarily due to the continuing strong economies in both the United States and Mexico which have fueled demand for surety-related products. This segment's underwriting profit of $19 million in the first quarter of 2000 reflected the benefits of premium growth and a decline in fixed expenses, which more than offset an increase in incurred losses.

GLOBAL HEALTHCARE
Our Global Healthcare segment (formerly Medical Services) provides property-liability insurance throughout the entire health care delivery system. This segment recorded written premiums of $113 million in the first quarter of 2000, down 17% from premiums of $136 million in the same 1999 period. The 1999 total included a $37 million premium recorded on one three-year policy. Excluding that premium from the 1999 total, our first-quarter 2000 written premiums in this segment grew 14% over 1999. The increase resulted from price increases averaging 3.6% across the segment, growth in new business and increase in business retention levels. In the Medical Professional liability sector, price increases averaged 5.2% in the first quarter.

The first-quarter underwriting loss of $19 million was $9 million less than last year's first quarter loss of $28 million, due to favorable development on losses incurred in prior years, and a decline in underwriting expenses. Beginning in the second quarter, the results of MMI Companies, Inc. (MMI), acquired in April 2000, will be reported in this segment. The addition of MMI, which will be integrated into our existing operations, is expected to create the largest globally integrated provider of risk management services to the healthcare industry.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

OTHER GLOBAL SPECIALTY
The Other Global Specialty segment includes the following business centers: Construction, Technology, Ocean Marine, Financial and Professional Services, Public Sector Services, and Excess and Surplus Lines. Total written premiums in this segment of $335 million for the first quarter of 2000 were virtually level with the same period of 1999. Construction written premiums of $108 million were level with 1999, reflecting the combined impact of corrective measures to reduce the amount of unprofitable business and increased prices on new and renewal business. Premium volume of $62 million in the Technology business center grew 22% over the same period of 1999, due to growth in new business, strong retention rates, and price increases averaging 6.3% for the quarter. In our Financial and Professional Services operation, premium volume of $72 million grew 6% over the first quarter of 1999, primarily due to an increase in international business.

The first-quarter 2000 underwriting loss of $24 million in the Other Global Specialty segment was virtually level with the first quarter of 1999. Construction results improved markedly over the first quarter of 1999, primarily due to favorable development on losses incurred in prior years, particularly in the general liability sector, and a reduction in large losses. Technology results were slightly worse than last year, but this operation remained profitable in the first quarter. Ocean Marine posted a breakeven underwriting result in the first quarter, a significant improvement over the underwriting loss of $17 million in the same 1999 period, due to favorable prior year loss development. Financial and Professional Services' $8 million underwriting loss in the first quarter was $18 million worse than the comparable first-quarter 1999 profit of $10 million, largely due to significant losses incurred on international business.

INTERNATIONAL
Under our new Global Specialty reporting structure, our International segment now consists of our operations at Lloyd's, and specialty business that is not managed on a global basis. First-quarter 2000 written premium volume of $47 million was 10% below the comparable 1999 total of $53 million. Excluding the impact of premiums ceded under our corporate reinsurance program, however, written premiums in the first quarter totaled $70 million, an increase of 32% over 1999. The growth in 2000 occurred throughout this segment but was centered in our Lloyd's operation, where we underwrite specialty coverages through our investment in several underwriting syndicates. International's underwriting loss of $9 million in the first quarter of 2000 included a $13 million benefit from our corporate reinsurance program. Excluding that benefit, the underwriting loss of $22 million was $11 million worse than the 1999 first-quarter loss, primarily due to poor results in one syndicate at Lloyd's, and additional loss development on a commuter rail accident which occurred in the United Kingdom in 1999.

REINSURANCE
The St. Paul's Reinsurance segment underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and provides products and services to the alternative risk transfer market. Reported written premium volume of $390 million for the first quarter of 2000 includes the $146 million of incremental premiums resulting from the elimination of the one quarter lag in reporting the results of our reinsurance operations based in the United Kingdom. Excluding that adjustment, and the $74 million reduction in written premiums resulting from the reinsurance cessions, premium volume in the Reinsurance segment totaled $318 million, 39% higher than 1999 first-quarter premiums of $229 million. An increase in "non-traditional" reinsurance business, which combines traditional underwriting risk with financial risk protection, and growth in North American casualty business accounted for the significant increase in premiums over 1999.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

The first quarter underwriting loss of $44 million included a $48 million benefit from our corporate reinsurance program and the separate reinsurance treaty exclusive to this segment. Excluding that benefit, and the $2 million underwriting profit recorded as a result of eliminating the one quarter reporting lag, the underwriting loss of $94 million in the first quarter was significantly worse than last year's first quarter underwriting
profit of $23 million.   The deterioration was driven by
catastrophe losses of $47 million in the 2000 period, the majority of which represented additional loss development from severe windstorms that struck Europe in late 1999. In addition, the Reinsurance segment experienced adverse loss development on casualty business written in 1997 and prior years.

Investment Operations
---------------------
First-quarter 2000 pretax net investment income in our property-liability insurance operations totaled $318 million, level with the same period of 1999. Excluding the impact of the adjustment to record the results of our U.K.-based reinsurance operations on a current basis, however, pretax investment income in the first quarter of 2000 was $10 million below the first quarter of 1999. The sale of our standard personal insurance operations in September 1999 resulted in the transfer of approximately $325 million of invested assets to Metropolitan, contributing to the decline in investment income compared with the first quarter of 1999. In addition, negative underwriting cash flows over the last several quarters have resulted in the net sale of fixed maturity investments to fund operational cash flow requirements. We expect our cash flows to grow throughout the remainder of 2000 due to the impact of continuing price increases and improving loss experience.

Pretax realized investment gains in our property-liability insurance operations of $331 million were the highest quarterly total in our history and more than five times higher than gains of $61 million in the same period of 1999. The record first-quarter total was driven by gains of $282 million generated by our venture capital investment portfolio. The largest single gain, $117 million, resulted from the sale of our investment in Flycast Communications Corp., a leading provider of Internet direct response solutions. We also sold two other direct holdings which generated gains of $37 million and $31 million, and our investments in various venture capital partnerships accounted for an additional $98 million of pretax gains. Sale of equity investments resulted in an additional $61 million of pretax gains in the first quarter of 2000.

The market value of our $15.4 billion fixed maturities portfolio was virtually level with its cost on March 31, 2000. Approximately 95% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.8% at March 31, 2000, unchanged from the same time a year ago. Our acquisition of MMI Companies, Inc. in April 2000 added approximately $1 billion of fixed maturity investments to our portfolio.

               Environmental and Asbestos Claims
               ---------------------------------

We continue to receive claims alleging injury or damage from environmental pollution or seeking payment for the cost to clean up polluted sites. We also receive asbestos injury claims arising out of product liability coverages under general liability policies. The vast majority of these claims arise from policies written many years ago. Our alleged liability for both environmental and asbestos claims is complicated by significant legal issues, primarily pertaining to the scope of coverage. In our opinion, court decisions in certain jurisdictions have tended to broaden insurance coverage beyond the intent of original insurance policies.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

Our ultimate liability for environmental claims is difficult to estimate because of these legal issues. Insured parties have submitted claims for losses not covered in their respective insurance policies, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate our potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

Estimating the ultimate liability for asbestos claims is equally difficult. The primary factors influencing our estimate of the total cost of these claims are case law and a history of prior claim development, both of which continue to evolve.

The following table represents a reconciliation of total gross and net environmental reserve development for the three months ended March 31, 2000, and the years ended Dec. 31, 1999 and 1998.
Amounts in the "net" column are reduced by reinsurance recoverables.

                        2000
Environmental      (three months)       1999           1998
-------------       ------------    -----------    -----------
(In millions)        Gross   Net    Gross   Net    Gross   Net
                     -----  ----    -----  ----    -----  ----
Beginning reserves    $698  $599     $783  $645     $867  $677
Incurred losses         18    13      (33)    1      (16)   26
Paid losses            (17)  (14)     (52)  (47)     (68)  (58)
                      ----  ----     ----  ----     ----  ----
Ending reserves       $699  $598     $698  $599     $783  $645
                      ====  ====     ====  ====     ====  ====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 2000, and the years ended Dec. 31, 1999 and 1998.

                        2000
Asbestos           (three months)      1999           1998
--------            ------------    -----------    -----------
(In millions)       Gross    Net    Gross   Net    Gross   Net
                    -----   ----    -----  ----    -----  ----
Beginning reserves   $398   $298     $402  $277     $397  $279
Incurred losses        16     20       28    51       44    13
Paid losses           (14)   (11)     (32)  (30)     (39)  (15)
                     ----   ----     ----  ----     ----  ----
Ending reserves      $400   $307     $398  $298     $402  $277
                     ====   ====     ====  ====     ====  ====

Our reserves for environmental and asbestos losses at March 31, 2000 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, but we believe any future additional loss provisions for environmental and asbestos claims will not materially impact our results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at March 31, 2000, of $1.10 billion represented approximately 6% of gross consolidated reserves of $17.77 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                        Life Insurance
                        --------------

The St. Paul's life insurance segment consists of Fidelity and Guaranty Life Insurance Company and subsidiaries ("F&G Life").
F&G Life's primary products are deferred annuities (including tax-sheltered annuities and equity indexed annuities), structured settlement annuities and immediate annuities. F&G Life also underwrites traditional life and universal life insurance products.

Highlights of F&G Life's financial performance for the first quarters of 2000 and 1999 were as follows:

                                                  Three Months
                                                 Ended March 31
                                                 --------------
     (In millions)                               2000      1999
                                                 ----      ----
Sales (premiums and deposits)                    $227      $304
Premiums and policy charges                       $32       $27

Policy surrenders                                 $90       $48
Net investment income                             $85       $72
Pretax earnings                                   $18       $19

Life insurance in force                       $13,535   $10,818

F&G Life's pretax earnings of $18 million in the first quarter of 2000 benefited from growth in assets under management, driven by continued strong product sales and positive operating cash flows, offset by product development and distribution channel expansion expenses, and an increase in mortality costs. Pretax earnings in 2000 also include $0.7 million of interest expense on an intercompany note payable to The St. Paul's property-liability operations that was entered into in the fourth quarter of 1999. Excluding realized gains and losses in both years and the intercompany interest expense in 2000, pretax earnings of $20 million were slightly higher than comparable 1999 earnings. After-tax earnings on a similar basis also improved slightly over the first quarter of 1999, reflecting the impact of F&G Life's strategy to allocate 1% of its investment portfolio to tax-favored securities. These investments, while typically contributing little or no operating earnings, generated tax credits that lowered F&G Life's effective tax rate from 30% in the first quarter of 1999 to 25% in the same period of 2000.

Sales volume declined 25% in the first quarter of 2000 compared with the same 1999 period, primarily due to lower equity-indexed annuity (EIA) sales, which was partially offset by an increase in fixed interest rate annuity sales. Credited interest rates on the EIA products are tied to the performance of a leading market index. Fluctuations in equity markets during the first three months of 2000 contributed to a decline in EIA sales during the quarter. In addition, sales of these products were unusually high in the first quarter of 1999 due to the continued popularity of F&G Life's first-generation portfolio of EIA products that had been introduced in mid - 1998. Sales of fixed interest rate annuities in the first quarter of 2000 continued their momentum from late 1999, as the overall level of market interest rates have continued to increase. The demand for annuity products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, particularly equity-based products. Traditional life insurance sales in the first quarter of 2000 were nearly four times higher than the same period of 1999, reflecting the continued success of a new term life product line launched in 1999 targeted at the mortgage protection market.

F&G Life hedges its exposure on its EIA products by purchasing options with terms similar to the market index component to provide the same return as F&G Life guarantees to the annuity contract holder, subject to minimums guaranteed in the annuity contract. At March 31, 2000, F&G Life held options with a notional amount of $1.01 billion and a market value of $51 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                  Life Insurance (continued)
                  -------------------------

Premiums and policy charges increased 18% over the first quarter of 1999, primarily the result of growth in the sale of life-contingent single premium immediate annuities (SPIA) and term life insurance policies. The growth in SPIA sales resulted from an increase in marketing emphasis on this product. Policy charges from surrenders on tax sheltered annuities also contributed to the overall increase in premiums and policy charges.

Sales of structured settlement annuities, annuities with life contingencies and term life insurance are recognized as premiums earned under GAAP. However, sales of investment-type contracts, such as equity-indexed, deferred and tax sheltered annuities and universal life-type contracts are recorded directly on the balance sheet and are not recognized as premium revenue under GAAP.

Deferred annuities and universal life products are subject to surrender by policyholders. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. Several different products contributed to the increase in surrender activity in the first quarter of 2000. Surrenders on tax-sheltered annuities increased due to F&G Life's transition from one exclusive distribution partner to a new network of approximately 15 distributors. EIA surrenders have increased naturally as a result of the significant growth in the size of the EIA book of business. F&G Life has written over $1 billion in EIA business since the products were introduced in mid - 1998. Surrender activity in 2000 also reflects an internal policy change this year, whereby the replacement of an existing F&G Life policy with another F&G Life policy is now reported as a surrender.

Net investment income grew 18% in 2000 as a result of an increasing asset base generated by positive cash flow. The 25% increase in life insurance in force over the same time a year ago reflects the sales of the new term life product line introduced in mid - 1999.

                       Asset Management
                       ----------------

Our asset management segment consists of our 78% majority ownership interest in The John Nuveen Company (Nuveen).
Highlights of Nuveen's performance for the first quarters of 2000 and 1999 were as follows:

                                                  Three Months
                                                 Ended March 31
                                                 --------------
     (In millions)                               2000      1999
      -----------                                ----      ----

Revenues                                         $100       $83
Expenses                                           57        45
                                                 ----      ----
   Pretax earnings                                 43        38
Minority interest                                 (10)       (9)
                                                 ----      ----
   The St. Paul's
    share of pretax earnings                     $ 33      $ 29
                                                 ====      ====

Assets under management                       $59,965   $57,315
                                               ======    ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Asset Management (continued)
                 ---------------------------

The increase in Nuveen's revenues over the first quarter of 1999 reflected growth in the sale of investment products and an increase in asset management fees earned. Sales of equity-based investment products accounted for 80% of total gross sales of $3.2 billion in the first quarter, compared with 60% of total sales in the same period of 1999. The increase in expenses over 1999 corresponds to the increase in business volume, and an increase in advertising and promotional expenses associated with strategic efforts to promote the Nuveen brand.

Managed assets at the end of the first quarter consisted of $27.3 billion of exchange-traded funds, $20.7 billion of managed accounts, $11.4 billion of mutual funds and $563 million of money market funds. Including defined portfolios, Nuveen managed or oversaw more than $71 billion in assets at March 31, 2000.


                       Capital Resources
                       -----------------

Common shareholders' equity grew to $6.56 billion at March 31, 2000, an increase of $115 million over the year-end 1999 total of $6.45 billion. Net income of $358 million and a $124 million increase in the after-tax appreciation of our equity and venture capital investments in the first quarter of 2000 were substantially offset by significant common share repurchases. In the first three months of 2000, we repurchased and retired 13.6 million shares of our common stock for a total cost of $331 million, or an average of $24.43 per share. The first - quarter repurchases were financed through a combination of internally-generated funds and commercial paper borrowings. Since November 1998, we have repurchased and retired 28.5 million of our common shares for a total cost of $823 million, or an average of $28.87 per share.

Total debt outstanding at March 31, 2000 of $1.52 billion increased by $50 million over the year-end 1999 total of $1.47 billion, largely due to the issuance of $94 million of additional commercial paper during the quarter to finance a portion of our common share repurchases. In February 2000, we repaid $46 million of floating rate notes that had been issued by a special purpose offshore entity that provided reinsurance to one of our subsidiaries. Approximately 41% of our consolidated debt outstanding at March 31, 2000 consisted of medium-term notes bearing a weighted-average interest rate of 6.9%. Our ratio of total debt to total capitalization of 18% at the end of the first quarter was unchanged from year-end 1999.

In April 2000, we issued $500 million of senior debt, the proceeds of which will be used to repay commercial paper debt and for general corporate purposes. Of the debt issued, $250 million is due in April 2005 and bears an interest rate of 7.875%, and $250 million is due in April 2010 and bears an interest rate of 8.125%.

The company anticipates that any major capital expenditures during the remainder of 2000 would involve acquisitions of existing businesses and further repurchases of its common stock. At March 31, 2000, we had approximately $77 million of capacity to repurchase additional common shares under the $500 million repurchase program authorized by our board of directors in November 1999. In May 2000, our board of directors approved an additional $300 million authorization to repurchase our common shares. We repurchase our shares in the open market and through private transactions when we deem such repurchases to be a prudent use of capital. We have no major capital improvements planned for the remainder of 2000.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Capital Resources (continued)
                 ----------------------------

The company's ratio of earnings to fixed charges was 14.58 for the first three months of 2000, compared with 8.02 for the same period of 1999. The company's ratio of earnings to combined fixed charges and preferred stock dividend requirements was 13.30 for the first three months of 2000, compared with 7.22 for the same period of 1999. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


                           Liquidity
                           ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Net cash flows used by continuing operations totaled $208 million in the first quarter of 2000, compared with cash provided from continuing operations of $73 million in the same period of 1999. The deterioration in 2000 was primarily due to significant loss payments in our Reinsurance segment, and premiums paid related to our corporate reinsurance program. We expect our operational cash flows to improve during the remainder of 2000 as the full impacts of continuing price increases and improvements in the quality of our book of business are realized. On a long-term basis, we believe our operational cash flows will benefit from the corrective pricing and underwriting actions under way in our property-liability operations. Our financial strength and conservative level of debt provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.


                Year 2000 Readiness Disclosure
                ------------------------------

The "Year 2000" issue refers to computer programming limitations that had the potential to cause information technology systems to incorrectly process certain dates and date-related information, including the incorrect interpretation of the two-digit year code of "00" as the year 1900, instead of the year 2000, at the turn of the century.

Status of Operations
--------------------
As originally planned, our specific monitoring for Year 2000 disruptions continued through March 31, 2000. No significant disruptions were experienced. Our transition to the Year 2000 has been notably uneventful and successful, and we view it as complete.

Through March 31, 2000, the cost of our Year 2000 remediation measures incurred, including costs incurred by USF&G prior to the April 1998 merger, totaled approximately $27 million. We do not expect to incur significant additional costs related to the Year 2000 issue.

Insurance Coverage
------------------
We have received some Year 2000-related claims and we face additional potential Year 2000 claims under coverages provided by insurance or reinsurance policies sold to insured parties who have incurred or may incur, or have taken or may take action claimed to prevent losses as a result of the failure of such parties, or the customers or vendors of such parties to be Year 2000 compliant. For example, like other property-liability insurers, we have

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


          Year 2000 Readiness Disclosure (continued)
          -----------------------------------------

received claims for reimbursement of expenses incurred by policyholders in connection with their Year 2000 compliance efforts. Because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine at this time whether and to what extent insured parties have incurred or will incur losses, the amount of the losses or whether any such losses will be covered under our insurance or reinsurance policies. With respect to Year 2000-related claims in general, in some instances, coverage is not provided under the insurance policies or reinsurance policies, while in other instances, coverage may be provided under certain circumstances.

Our standard property and inland marine policies require, among other things, direct physical loss or damage from a covered cause of loss as a condition of coverage. In addition, it is a fundamental principle of all insurance that a loss must be fortuitous to be considered potentially covered. Given the fact that Year 2000-related losses are not unforeseen, and that we expect that such losses will not, in most if not all cases, cause direct physical loss or damage, we have concluded that our property and inland marine policies do not generally provide coverage for losses relating to Year 2000 issues. To reinforce our view on coverage afforded by such policies, we have developed and continue to implement a specific Year 2000 exclusion endorsement.

We do not believe that Year 2000-related insurance or reinsurance coverage claims will have a material adverse effect on our earnings, cash flows or financial position. However, the uncertainties of litigation are such that unexpected policy interpretations could compel claim payments substantially beyond our coverage intentions, possibly resulting in a material adverse effect on our results of operations and/or cash flows and a material adverse effect on our consolidated financial position.


Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is now effective for all quarters of fiscal years beginning after June 15, 2000, and prohibits retroactive application to financial statements of prior periods. We intend to implement the provisions of SFAS No. 133 in the first quarter of 2001. Our property-liability operations currently have limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in interest rates. Our life insurance operation purchases options to hedge its obligation to pay credited rates on equity-indexed annuity products. We cannot at this time reasonably estimate the potential impact of this adoption on our financial position or results of operations for future periods.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


             Forward-looking Statement Disclosure
             ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, and expense savings resulting from the restructuring actions announced in 1998 and 1999.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; the pace and effectiveness of the transfer of the standard personal insurance business to Metropolitan; the pace and effectiveness of the transfer of the nonstandard auto operations to Prudential; the pace and effectiveness of our integration of MMI Companies, Inc.; and various other matters. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including unanticipated judicial interpretations of the scope of the insurance or reinsurance coverage provided by our policies. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                  PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
           The information set forth in Note 5 to the consolidated financial statements is incorporated herein by reference.

Item 2.   Changes in Securities.
           Not applicable.

Item 3.   Defaults Upon Senior Securities.
           Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

           The St. Paul's annual shareholders' meeting was held on May 2, 2000.

       (1) All fourteen persons nominated for directors by the board of directors were named in proxies for the meeting which were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All fourteen nominees were elected by the following votes:

                                               In favor           Withheld
                                            -----------        -----------
          H. Furlong Baldwin                180,264,852          2,098,548
          John H. Dasburg                   164,746,000         17,617,400
          W. John Driscoll                  180,307,456          2,055,944
          Kenneth M. Duberstein             180,330,698          2,032,702
          Pierson M. Grieve                 180,284,112          2,079,288
          James E. Gustafson                180,378,749          1,984,651
          Thomas R. Hodgson                 180,462,076          1,901,324
          David G. John                     180,461,501          1,901,899
          William H. Kling                  180,356,124          2,007,276
          Douglas W. Leatherdale            155,618,085         26,745,315
          Bruce K. MacLaury                 180,390,333          1,973,067
          Glen D. Nelson                    180,413,192          1,950,208
          Anita M. Pampusch                 180,412,749          1,950,651
          Gordon M. Sprenger                180,401,902          1,961,498

       (2) By a vote of 180,957,141 in favor, 640,523 against and 765,736 abstaining, the shareholders ratified the selection of KPMG LLP as the independent auditors for The St. Paul.

       (3) By a vote of 156,367,729 in favor, 24,582,607
           against and 1,413,064 abstaining, the shareholders approved an amendment to The St. Paul's Amended and Restated 1994 Stock Incentive Plan.


Item 5.   Other Information.
           Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

         (b) Reports on Form 8-K.

               1) The St. Paul filed a Form 8-K Current
                  Report dated January 27, 2000, relating to the announcement of its financial results for the year ended Dec. 31, 1999.

               2) The St. Paul filed a Form 8-K Current
                  Report dated April 12, 2000, relating to its issuance of $500 million of Senior Notes.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  May 15, 2000                 By  /s/ Bruce A. Backberg
                                        ---------------------
                                    Bruce A. Backberg
                                    Senior Vice President -
                                      Legal Services
                                    (Authorized Signatory)


Date:  May 15, 2000                 By  /s/ Thomas A. Bradley
                                        ---------------------
                                     Thomas A. Bradley
                                     Senior Vice President - Finance
                                     (Principal Accounting Officer)

                         EXHIBIT INDEX
                         -------------

Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*................................

(3)  (i) Articles of incorporation*...............................
     (ii) By-laws*................................................

(4)  Instruments defining the rights of security holders,
        including indentures*.....................................

(10) Material contracts*..........................................

(11) Statement re computation of per share earnings**.............(1)

(12) Statement re computation of ratios**.........................(1)

(15) Letter re unaudited interim financial information*...........

(18) Letter re change in accounting principles*...................

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