Form 10-Q
period 2000-06-30
ST PAUL COMPANIES INC /MN/
filed 2000-08-14
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---          THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 2000
                                           -------------
                                   or

            ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from           to
                                                 -----------  ---------

                    Commission File Number  0-3021
                                            ------

                     THE ST. PAUL COMPANIES, INC.
          ---------------------------------------------------
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at August 9, 2000, was 216,345,254.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                                 Page No.
PART I. FINANCIAL INFORMATION                                    -------

  Consolidated Statements of Operations (Unaudited),
   Three Months and Six Months Ended June 30, 2000 and 1999          3


  Consolidated Balance Sheets, June 30, 2000
   (Unaudited) and December 31, 1999                                 4


  Consolidated Statements of Shareholders' Equity,
   Six Months Ended June 30, 2000
   (Unaudited) and Twelve Months Ended
    December 31, 1999                                                6


  Consolidated Statements of Comprehensive Income
   (Unaudited), Six Months Ended June 30, 2000
    and 1999                                                         7


  Consolidated Statements of Cash Flows (Unaudited),
   Six Months Ended June 30, 2000 and 1999                           8


  Notes to Consolidated Financial Statements
   (Unaudited)                                                       9


  Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations                                                       22



PART II. OTHER INFORMATION

  Item 1 through Item 6                                             38

  Signatures                                                        38


EXHIBIT INDEX                                                       39

                         PART I     FINANCIAL INFORMATION
                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations (Unaudited)

                                    Three Months Ended     Six Months Ended
(In millions,                             June 30               June 30
 except per share data)            -------------------    ------------------
                                       2000       1999       2000       1999
                                     ------     ------     ------     ------
Revenues:
  Premiums earned                    $1,497      1,356      2,885      2,701
  Net investment income                 402        398        808        789
  Asset management                       84         84        177        166
  Realized investment gains              91         67        424        132
  Other                                  31         28         63         54
                                     ------     ------     ------     ------
          Total revenues              2,105      1,933      4,357      3,842
                                     ------     ------     ------     ------

Expenses:
  Insurance losses and loss
    adjustment expenses               1,026        975      2,054      1,970
  Life policy benefits                  120         85        193        152
  Policy acquisition expenses           353        350        703        686
  Operating and administrative          305        236        568        485
                                     ------     ------     ------     ------
          Total expenses              1,804      1,646      3,518      3,293
                                     ------     ------     ------     ------

    Income from continuing
     operations before income
     taxes and cumulative
     effect of accounting change        301        287        839        549
Income tax expense                       82         68        258        133
                                     ------     ------     ------     ------
    Income from continuing
     operations before cumulative
     effect of accounting change        219        219        581        416
Cumulative effect of accounting
  change, net of taxes                    -          -          -        (30)
                                     ------     ------     ------     ------
    Income from
     continuing operations              219        219        581        386
Loss from discontinued
  operations, net of taxes               (7)       (15)       (12)       (17)
                                     ------     ------     ------     ------
    Net income                         $212        204        569        369
                                     ======     ======     ======     ======

Basic earnings per common share:
Income from continuing operations
 before cumulative effect of
 accounting change                    $1.01       0.96       2.65       1.79
Cumulative effect of accounting
 change, net of taxes                     -          -          -      (0.13)
                                     ------     ------     ------     ------
    Income from
      continuing operations           $1.01       0.95       2.65       1.66
Loss from discontinued
 operations, net of taxes             (0.03)     (0.07)     (0.06)     (0.07)
                                     ------     ------     ------     ------
    Net income                        $0.98       0.89       2.59       1.59
                                     ======     ======     ======     ======
Diluted earnings per common share:
Income from continuing operations
 before cumulative effect of
 accounting change                    $0.95       0.90       2.48       1.69
Cumulative effect of accounting
 change, net of taxes                     -          -          -      (0.12)
                                     ------     ------     ------     ------
    Income from
      continuing operations            0.95       0.90       2.48       1.57
Loss from discontinued
 operations, net of taxes             (0.03)     (0.06)     (0.05)     (0.07)
                                     ------     ------     ------     ------
    Net income                        $0.92       0.84       2.43       1.50
                                     ======     ======     ======     ======
Dividends declared on common stock    $0.27       0.26       0.54       0.52
                                     ======     ======     ======     ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                                  June 30,     December 31,
ASSETS                                              2000           1999
------                                          -----------    ------------
                                                (Unaudited)
Investments:
 Fixed maturities, at estimated fair value          $20,049         $19,080
 Equities, at estimated fair value                    1,696           1,617
 Real estate and mortgage loans                       1,421           1,504
 Venture capital, at estimated fair value             1,076             867
 Securities lending collateral                        1,456           1,216
 Other investments                                      313             298
 Short-term investments, at cost                      1,193           1,347
                                                   --------         -------
     Total investments                               27,204          25,929
Cash                                                     84             158
Investment banking inventory securities                  39              45
Reinsurance recoverables:
 Unpaid losses                                        5,070           4,331
 Paid losses                                            309             191
Ceded unearned premiums                                 699             639
Receivables:
 Underwriting premiums                                2,704           2,292
 Interest and dividends                                 365             356
 Other                                                  311             223
Deferred policy acquisition expenses                  1,069             942
Deferred income taxes                                 1,236           1,262
Office properties and equipment, at cost less
 accumulated depreciation of $451 (1999; $431)          511             499
Goodwill                                                505             399
Other assets                                          1,033           1,290
                                                    -------         -------
     Total assets                                   $41,139         $38,556
                                                    =======         =======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                                   June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2000          1999
------------------------------------             ----------    -----------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses                $18,932         $17,720
 Future policy benefits                               5,080           4,885
 Unearned premiums                                    3,385           3,048
                                                   --------        --------
   Total insurance reserves                          27,397          25,653
Debt                                                  1,593           1,466
Payables:
 Reinsurance premiums                                   858             654
 Income taxes                                           381             311
 Accrued expenses and other                           1,019           1,138
Securities lending                                    1,456           1,216
Other liabilities                                     1,163           1,221
                                                   --------        --------
   Total liabilities                                 33,867          31,659
                                                   --------        --------
Company-obligated mandatorily redeemable
 preferred capital securities of subsidiaries
 or trusts holding solely convertible
 subordinated debentures of the Company                 544             425
                                                   --------        --------
Shareholders' equity:
Preferred:
SOP convertible preferred stock;
  1.45 shares authorized; 0.8 shares
  outstanding  (0.9 shares in 1999)                     120             129
Guaranteed obligation - SOP                             (72)           (105)
                                                   --------        --------
   Total preferred shareholders' equity                  48              24
                                                   --------        --------
Common:
Common stock, 480 shares authorized;
  213 shares outstanding (225 shares in 1999)         1,985           2,079
Retained earnings                                     4,077           3,827
Accumulated other comprehensive income:
 Unrealized appreciation                                665             568
Unrealized loss on foreign currency translation         (47)            (26)
                                                   --------        --------
   Total accumulated other comprehensive income         618             542
                                                   --------        --------
   Total common shareholders' equity                  6,680           6,448
                                                   --------        --------
   Total shareholders' equity                         6,728           6,472
                                                   --------        --------
   Total liabilities, redeemable preferred
     securities and shareholders' equity            $41,139         $38,556
                                                   ========        ========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                   Six            Twelve
                                               Months Ended    Months Ended
                                                 June 30        December 31
                                               ------------    ------------
                                                       2000            1999
                                                    -------         -------
                                                 (Unaudited)
Preferred shareholders' equity:
Series B SOP convertible preferred stock:
  Beginning of period                                  $129            $134
  Redemptions during period                              (9)             (5)
                                                    -------         -------
    End of period                                       120             129
                                                    -------         -------
Guaranteed obligation - SOP:
  Beginning of period                                  (105)           (119)
  Principal payments                                     33              14
                                                    -------         -------
    End of period                                       (72)           (105)
                                                    -------         -------
    Total preferred shareholders' equity                 48              24
                                                    -------         -------
Common shareholders' equity:
Common stock:
  Beginning of period                                 2,079           2,128
  Stock issued under stock incentive plans               18              37
  Stock issued for preferred shares redeemed             14               9
  Reacquired common shares                             (126)           (102)
  Other                                                   -               7
                                                    -------         -------
    End of period                                     1,985           2,079
                                                    -------         -------
Retained earnings:
  Beginning of period                                 3,827           3,480
  Net income                                            569             834
  Dividends declared on common stock                   (114)           (235)
  Dividends declared on preferred stock, net of taxes    (4)             (8)
  Reacquired common shares                             (206)           (254)
  Tax benefit on employee options, and other charges     10              14
  Premium on preferred shares redeemed                   (5)             (4)
                                                    -------         -------
    End of period                                     4,077           3,827
                                                    -------         -------
 Unrealized appreciation, net of taxes:
  Beginning of period                                   568           1,027
  Change during the period                               97            (459)
                                                    -------         -------
    End of period                                       665             568
                                                    -------         -------
Unrealized gain (loss)loss on foreign currency
 translation, net of taxes:
  Beginning of period                                   (26)           (14)
  Change during the period                              (21)           (12)
                                                    -------        -------
    End of period                                       (47)           (26)
                                                    -------        -------
    Total common shareholders' equity                 6,680          6,448
                                                    -------        -------
    Total shareholders' equity                       $6,728         $6,472
                                                    =======        =======
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)


                                      Three Months Ended   Six Months Ended
                                           June 30             June 30
                                      ------------------   ----------------
                                          2000      1999     2000      1999
                                        ------    ------   ------    ------


Net income                                $212      $204     $569      $369
                                        ------    ------   ------    ------
Other comprehensive income (loss),
net of taxes:
  Change in unrealized appreciation        (45)     (249)      97      (357)
  Change in unrealized loss on
      foreign currency translation          (7)       (3)     (21)       (5)
                                        ------    ------   ------    ------
   Other comprehensive income (loss)       (52)     (252)      76      (362)
                                        ------    ------   ------    ------
     Comprehensive income (loss)          $160      $(48)    $645        $7
                                        ======    ======   ======    ======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                     Six Months Ended
                                                         June 30
                                                 -----------------------
                                                      2000          1999
OPERATING ACTIVITIES                                ------        ------
  Net income                                          $569           $369
  Adjustments:
    Loss from discontinued operations                   12             17
    Change in property-liability
     insurance reserves                                245            149
    Change in reinsurance balances                    (612)           (89)
    Change in premiums receivable                     (210)          (350)
    Provision for federal
     deferred income tax expense                       118            105
    Change in accounts payable
     and accrued expenses                             (202)          (103)
    Change in asset management balances                (17)            16
    Depreciation and amortization                       52             65
    Realized investment gains                         (424)          (132)
    Cumulative effect of accounting change               -             30
    Other                                               53           (126)
                                                    ------         ------
    Net Cash Used by Continuing Operations            (416)           (49)
    Net Cash Provided (Used)
      by Discontinued Operations                        (8)            14
                                                    ------         ------
    Net Cash Used by Operating Activities             (424)           (35)
                                                    ------         ------
INVESTING ACTIVITIES
Purchase of investments                             (3,449)        (3,402)
Proceeds from sales and
 maturities of investments                           3,703          2,851
Net sales of short-term investments                    248            262
Change in open security transactions                   (54)            54
Purchases of office properties and equipment           (60)          (124)
Sales of office properties and equipment                 7             50
Acquisitions, net of cash acquired                    (206)             -
Proceeds from sale of subsidiaries                     201              -
Other                                                   65           (102)
                                                    ------         ------
     Net Cash Provided (Used)
      by Continuing Operations                         455           (411)
     Net Cash Provided (Used) by
      Discontinued Operations                           44             (6)
                                                    ------         ------
     Net Cash Provided (Used) by
      Investing Activities                             499           (417)
                                                    ------         ------
FINANCING ACTIVITIES
Deposits on universal life and
 investment contracts                                  468            602
Withdrawals on universl life and
 investment contracts                                 (281)           (56)
Dividends paid on common and preferred stock          (120)          (123)
Proceeds from issuance of debt                         498            286
Repayment of debt                                     (415)           (41)
Repurchase of common shares                           (333)          (265)
Stock options exercised and other                       34             22
                                                    ------         ------
     Net Cash Provided (Used) by
      Financing Activities                            (149)           425
                                                    ------         ------
Effect of exchange rate changes on cash                  -              2
                                                    ------         ------
      Decrease in cash                                 (74)           (25)
      Cash at beginning of period                      158            146
                                                    ------         ------
      Cash at end of period                           $ 84           $121
                                                    ======         ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                             June 30, 2000



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

Reference should be made to the "Notes to Consolidated Financial Statements" in The St. Paul's annual report to shareholders for the year ended December 31, 1999. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income, comprehensive income or shareholders' equity, as previously reported.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Acquisitions
---------------------

In February 2000, we closed on our purchase of Pacific Select Insurance Holdings, Inc., and its wholly-owned subsidiary Pacific Select Property Insurance Co. (together, Pacific Select), a California insurer that sells earthquake coverage to California homeowners. The transaction was accounted for as a purchase, at a cost of approximately $37 million. Pacific Select's results of operations from the date of purchase are included in our consolidated results for the six months ended June 30, 2000.

In April 2000, we closed on our acquisition of MMI Companies, Inc. (MMI), a Deerfield, Illinois-based provider of medical services-related insurance products and consulting services. The transaction was accounted for as a purchase, with a total purchase price of approximately $206 million, in addition to the assumption of $165 million in capital securities and debt. The purchase price resulted in goodwill of approximately $101 million, which we expect to amortize on a straight-line basis over 15 years. MMI's results of operations from the date of purchase are included in our consolidated results for the six months ended June 30, 2000.

Related to the purchase, we established a reserve of $28 million, including $4 million in employee-related costs and $24 million in occupancy-related costs. The employee-related costs represent severance and related benefits such as outplacement counseling to be paid to, or incurred on behalf of, terminated employees. We estimated that approximately 130 employee positions would be eliminated, at all levels throughout MMI. Through June 30, 2000, 42 employees had been terminated, with payments totaling $1 million. The occupancy-related cost represents excess space created by the terminations, calculated by determining the percentage of anticipated excess space, by location, and the current lease costs over the remaining lease period. The amounts payable under the existing leases were not discounted, and sublease income was included in the calculation only for those locations where sublease agreements were in place. No payments have been made related to the occupancy-related reserve.

The following table presents the pro forma results of our operations for the six months ended June 30, 2000 and 1999, as though we had purchased MMI at the beginning of each of the periods presented. The pro forma data is provided for illustrative purposes only, and does not purport to be indicative of the results that would have actually occurred if the purchase of MMI had been consummated at the beginning of the periods presented, or that may be obtained in the future.

     (in millions)
      -----------            2000      1999
                         --------   -------
      Total revenues       $4,461     4,069
      Net income              449       374

      Fully diluted
       earnings per share   $1.92      1.52


As disclosed in our March 31, 2000 Form 10-Q, MMI's first quarter 2000 results included reserve strengthening of $93 million, with $77 million reflected in their domestic operations and $16 million reflected in their international operations.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3 - Discontinued Operations
--------------------------------

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

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. Any losses incurred by us under these agreements will be reflected in discontinued operations in the period they are incurred. For the first six months of 2000, we recorded a pretax loss of $8 million in discontinued operations. We have no other contingent liabilities related to the sale.

Nonstandard Auto Business
-------------------------
On Jan. 4, 2000, we announced an agreement to sell our nonstandard auto business to The Prudential Insurance Company of America (Prudential) for $200 million in cash. As a result, the nonstandard auto business results of operations have been accounted for as discontinued operations for all periods presented.

On May 1, 2000, we closed on the sale of our nonstandard auto business to Prudential, receiving total cash consideration of approximately $175 million (net of a $25 million dividend paid to our property-liability operations prior to closing). In the fourth quarter of 1999, we had recorded an estimated after-tax loss on disposal of $83 million for our nonstandard auto
operations.   We recorded an additional after-tax loss of $7
million through closing.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 4 - Earnings Per Share
---------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the average common shares outstanding.

                                        Three Months Ended  Six Months Ended
                                             June 30             June 30
                                       -------------------  ----------------
                                            2000      1999     2000     1999
                                          ------    ------   ------   ------
                                         (In millions, except per share data)

    EARNINGS
    Basic:
    Net income, as reported                 $212      $204     $569     $369
    Dividends on preferred
     stock, net of taxes                      (2)       (2)      (4)      (4)
    Premium on preferred shares redeemed      (2)       (1)      (6)      (2)
                                          ------    ------   ------   ------
     Net income available to
      common shareholders                   $208      $201     $559     $363
                                          ======    ======   ======   ======

    Diluted:
    Net income available
     to common shareholders                 $208      $201     $559     $363
    Effect of dilutive securities:
     Convertible preferred stock               2         2        3        3
     Convertible monthly income
      preferred securities                     2         2        4        4
     Zero coupon convertible notes             1         1        1        2
                                          ------    ------   ------   ------
      Net income available to
       common shareholders                  $213      $206     $567     $372
                                          ======    ======   ======   ======

    COMMON SHARES
    Basic:
     Weighted average common
      shares outstanding                     212       226      216      228
                                          ======    ======   ======   ======
    Diluted:
     Weighted average common
      shares outstanding                     212       226      216      228
     Effect of dilutive securities:
      Stock options                            2         2        1        2
      Convertible preferred stock              7         7        7        7
      Convertible monthly income
       preferred securities                    7         7        7        7
      Zero coupon convertible notes            2         3        3        3
                                          ------    ------   ------   ------
          Total                              230       245      234      247
                                          ======    ======   ======   ======

    EARNINGS PER SHARE
    Basic                                  $0.98     $0.89    $2.59    $1.59
                                          ======    ======   ======   ======
    Diluted                                $0.92     $0.84    $2.43    $1.50
                                          ======    ======   ======   ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 5 - Investments
--------------------

Investment Activity. A summary of investment transactions is presented below.

                                           Six Months Ended June 30
                                           ------------------------
                                             2000              1999
                                         --------          --------
                                                (In millions)
Purchases:
  Fixed maturities                         $1,905            $2,481
  Equities                                  1,189               654
  Real estate and mortgage loans                6               110
  Venture capital                             299               107
  Other investments                            50                50
                                           ------            ------
    Total purchases                         3,449             3,402
                                           ------            ------
Proceeds from sales and maturities:
  Fixed maturities                          1,878             1,969
  Equities                                  1,170               673
  Real estate and mortgage loans               80                78
  Venture capital                             532               110
  Other investments                            43                21
                                           ------            ------
    Total sales and maturities              3,703             2,851
                                           ------            ------
    Net purchases (sales)                   $(254)            $ 551
                                           ======            ======

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                               Six Months Ended       Twelve Months Ended
                                June  30, 2000         December 31, 1999
                               ----------------       -------------------
                                             (In millions)
Fixed maturities                    $   2                     $(1,336)
Equities                              (25)                        223
Venture capital                       148                         255
Life deferred policy acquisition
   costs and policy benefits           15                         122
Single premium immediate
  annuity reserves                      -                          44
Other                                   8                         (13)
                                   ------                      ------
  Total change in pretax
    unrealized appreciation           148                        (705)
Change in deferred taxes              (51)                        246
                                   ------                      ------
  Total change in unrealized
     appreciation, net of taxes     $  97                       $(459)
                                   ======                      ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 6 - Income Taxes
---------------------

The components of income tax expense on income from continuing operations, before the cumulative effect of accounting change, were as follows :


                             Three Months Ended      Six Months Ended
                                  June 30                 June 30
                             ------------------      ----------------
                                 2000      1999       2000       1999
                               ------    ------     ------     ------
                                            (In millions)

    Federal current tax
     expense (benefit)          $  (3)      $ 1      $ 131      $  11
    Federal deferred
     tax expense                   85        59        118        105
                              -------   -------    -------    -------
      Total federal
       income tax expense          82        60        249        116
    Foreign income tax
     expense (benefit)             (5)        6          1         13
    State income tax expense        5         2          8          4
                              -------   -------    -------    -------
      Total income tax
       expense on continuing
       operations                 $82       $68       $258       $133
                              =======   =======    =======    =======

In connection with our purchase of MMI, we established a $30 million valuation allowance for deferred tax assets related to MMI's non - U.S. operations. This allowance did not impact our consolidated results of operations for the second quarter or first six months of 2000.


Note 7 - Contingent Liabilities
-------------------------------

In the ordinary course of conducting business, we and some of our subsidiaries have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of the operations in certain ways. Although it is possible that the settlement of a contingency may be material to our results of operations and liquidity in the period in which the settlement occurs, we believe that the total amounts that we or our subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on our overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental and Asbestos Claims" in Management's Discussion and Analysis for information on these claims.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 8 - Debt
-------------

Debt consists of the following:
                                     June 30,           December 31,
                                      2000                  1999
                                 -------------          -------------
                                  Book    Fair           Book    Fair
                                 Value   Value          Value   Value
                                 -----   -----          -----   -----
                                              (In millions)

  Medium-term notes               $617    $591           $617    $598
  7-7/8% senior notes              249     250              -       -
  8-1/8% senior notes              249     250              -       -
  8-3/8% senior notes              150     152            150     153
  Zero coupon convertible notes     96      93             94      93
  7-1/8% senior notes               80      77             80      78
  Commercial paper                  73      73            400     400
  Variable rate borrowings          64      64             64      64
  Real estate mortgages             15      15             15      15
  Floating rate notes                -       -             46      46
                                 -----   -----          -----   -----
     Total debt                 $1,593   1,565         $1,466  $1,447
                                 =====   =====          =====   =====

On April 17, 2000, we issued $250 million of 7.875% senior notes due April 15, 2005 and $250 million of 8.125% senior notes due
April 15, 2010. Proceeds were used to repay commercial paper debt and for general corporate purposes.


Note 9 - Segment Information
----------------------------

We have seven reportable business segments in our property-liability insurance operation, consisting of the Commercial Lines Group, Global Surety, Global Healthcare, Other Global Specialty, International, Reinsurance and Investment Operations. We also have a life insurance segment (primarily Fidelity and Guaranty Life Insurance Company) and an asset management segment (The John Nuveen Company). We evaluate the performance of our property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The life insurance and asset management segments are evaluated based on their respective pretax operating results, which include investment income.

The reportable underwriting business segments in our property-liability operation are reported separately because they offer insurance products to unique customer classes and utilize different underwriting criteria and marketing strategies. For example, the Commercial Lines Group provides "commodity-type" insurance products to the small and medium-sized commercial markets. By contrast, each of our Global Specialty segments (Surety, Healthcare and Other Specialty) market specialized insurance products and services tailored to meet the individual needs of specific customer groups, such as doctors, lawyers, officers and directors, as well as technology firms and government entities. Customers in the Global Specialty segments generally require specialized underwriting expertise and claim settlement services.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


The tabular information on the following pages provides revenue and income data for each of our business segments for the three months and six months ended June 30, 2000 and 1999. In the first quarter of 2000, we implemented a new segment reporting structure for our property-liability insurance business following the fourth-quarter realignment of our primary insurance underwriting operations into a Global Specialty Practices organization. As part of that realignment, a portion of our non-U.S. primary insurance business is now included in the respective business segment to which it pertains, which differs from our prior practice of including all non-U.S. business in the International segment. Our Global Specialty segments are managed on a global basis. Under our new segment structure, our International segment includes our operations at Lloyd's and specialty insurance business that we do not manage on a global basis, including Unionamerica, MMI's international business. Also, our Global Healthcare underwriting operation is now reported as a separate business segment, which differs from its prior classification as a component of the Specialty Commercial segment. This change reflects the increasing size of this business, including MMI's U.S. business, relative to our total underwriting operation. Finally, we reclassified our Construction business center, previously included in the Commercial Lines Group segment, to our Other Global Specialty segment, to reflect the more specialized nature of this product. Segment information for 1999 has been restated to be consistent with the 2000 presentation.

                                     Three Months Ended    Six Months Ended
                                          June 30              June 30
                                      -----------------    ----------------
                                         2000      1999      2000      1999
                                       ------    ------    ------    ------
                                                    In millions)
Revenues from Continuing Operations
 Property-liability Insurance:
  Primary Insurance Operations:
   Commercial Lines Group                $392      $424      $780      $839
   Global Surety                          107        97       220       189
   Global Healthcare                      178       148       312       330
   Other Global Specialty                 348       330       690       658
   International                          154        78       217       137
                                      -------   -------   -------   -------
      Total primary insurance
       operations                       1,179     1,077     2,219     2,153
   Reinsurance                            242       242       558       483
                                      -------   -------   -------    ------
      Total property-liability
       premiums earned                  1,421     1,319     2,777     2,636
                                      -------   -------   -------   -------
   Investment operations:
    Net investment income                 312       316       631       634
    Realized investment gains             107        71       438       132
                                      -------   -------   -------   -------
       Total investment operations        419       387     1,069       766
   Other                                   23        24        41        46
                                      -------   -------   -------   -------
       Total property-liability
        insurance                       1,863     1,730     3,887     3,448
                                      -------   -------   -------   -------
 Life insurance                           143       110       260       209
                                      -------   -------   -------   -------
 Asset management                          88        86       188       169
                                      -------   -------   -------   -------
       Total reportable segments        2,094     1,926     4,335     3,826
 Parent company, other
  operations and consolidating
  eliminations                             11         7        22        16
                                      -------   -------   -------   -------
     Total revenues                    $2,105    $1,933    $4,357    $3,842
                                      =======   =======   =======   =======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 10 - Segment Information (continued)
----------------------------------------

                                     Three Months Ended    Six Months Ended
                                          June 30              June 30
                                     ------------------    ----------------
                                         2000      1999     2000       1999
                                       ------    ------    ------    ------
                                                   (In millions)
Income (Loss) from Continuing Operations
 Before Income Taxes and Cumulative Effect
 of Accounting Change
  Property-liability insurance:
   Primary Insurance Operations:
    Commercial Lines Group                $54      $(56)      $32     $(142)
    Global Surety                          12        11        31        27
    Global Healthcare                     (45)      (19)      (64)      (47)
    Other Global Specialty                 (4)      (35)      (28)      (59)
    International                         (51)       (8)      (60)      (19)
                                      -------   -------   -------   -------
        Total primary insurance           (34)     (107)      (89)     (240)
    Reinsurance                           (33)        6       (78)       29
                                      -------   -------   -------   -------
        Total GAAP underwriting
         result                           (67)     (101)     (167)     (211)
                                      -------   -------   -------   -------
    Investment operations:
     Net investment income                312       316       631       634
     Realized investment gains            107        71       438       132
                                      -------   -------   -------   -------
        Total investment operations       419       387     1,069       766
    Other                                 (33)        1       (64)      (18)
                                      -------   -------   -------   -------
        Total property-
         liability insurance              319       287       838       537
                                      -------   -------   -------   -------
 Life insurance                             -         9        18        28
                                      -------   -------   -------   -------
 Asset management:
  Pretax income before minority
   interest                                43        39        86        77
  Minority interest                       (10)       (9)      (20)      (18)
                                      -------   -------   -------   -------
         Total asset management            33        30        66        59
                                      -------   -------   -------   -------
         Total reportable segments        352       326       922       624
 Parent company,other operations
  and consolidating
   eliminations                           (51)      (39)      (83)      (75)
                                      -------   -------   -------   -------
          Total income before
           income taxes and
           cumulative effect
           of change                     $301      $287      $839      $549
                                      =======   =======   =======   =======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 11 - Reinsurance
---------------------

Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks we have underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the amount we are willing to accept. We expect those to whom we have ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, we will pay these amounts. We have established allowances for possible nonpayment of reinsurance recoverable amounts due to us.

Our 2000 income from continuing operations benefited from cessions made under our corporate all-lines, excess-of-loss reinsurance program (the "corporate program"), and cessions made under a separate excess-of-loss treaty exclusive to our Reinsurance segment. Under the corporate program, we ceded written premiums of $80 million, earned premiums of $70 million, and insurance losses and loss adjustment expenses of $111 million, resulting in a year-to-date net pretax benefit of $41 million. The losses and loss adjustment expenses ceded and $61 million of the earned premiums ceded under the corporate program in the first quarter of 2000 were the result of adverse development on losses originally incurred during the 1999 accident year. Under the separate Reinsurance segment treaty, during the second quarter of 2000, we ceded written and earned premiums of $39 million, and insurance losses and loss adjustment expenses of $88 million, resulting in a net pretax benefit of $49 million. For the six months ended June 30, 2000 under this treaty, we ceded written and earned premiums of $56 million, and insurance losses and loss adjustment expenses of $120 million, resulting in a net pretax benefit of $64 million.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses, loss adjustment expenses and life policy benefits are as follows:

                                             Three Months      Six Months
                                             Ended June 30    Ended June 30
                                             -------------    -------------
(In millions)                               2000    1999     2000    1999
                                              ----    ----    -----   -----
Written premiums:
   Direct                                   $1,288   $1,122  $2,410  $2,230
   Assumed                                     521      572   1,116     891
   Ceded                                      (318)    (221)   (636)   (394)
                                             -----    -----   -----   -----
       Net premiums written                  1,491    1,473   2,890   2,727
                                             =====    =====   =====   =====
Earned premiums:
   Direct                                    1,286    1,135   2,447   2,297
   Assumed                                     420      366     918     700
   Ceded                                      (285)    (182)   (588)   (361)
                                             -----    -----   -----   -----
       Net premiums earned                   1,421    1,319   2,777   2,636
Life                                            76       37     108      65
                                             -----    -----   -----   -----
       Total premiums earned                 1,497    1,356   2,885   2,701
                                             =====    =====   =====   =====
Insurance losses and loss
adjustment expenses:
   Direct                                      995      967   1,834   1,879
   Assumed                                     463      218   1,036     490
   Ceded                                      (432)    (210)   (816)   (399)
                                             -----    -----   -----   -----
       Net insurance losses and
        loss adjustment expenses            $1,026     $975  $2,054  $1,970
Life policy benefits                           120       85     193     152
                                             -----    -----   -----   -----
   Total                                     1,146    1,060   2,247   2,122
                                             =====    =====   =====   =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 12 - Restructuring Charges
-------------------------------

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

The employee-related charge represents severance and related benefits such as outplacement counseling, vacation buy-out and medical coverage to be paid to terminated employees. The charge relates to the anticipated termination of approximately 700 employees at all levels throughout the Company. As of June 30, 2000, approximately 565 employees had been terminated under this action.

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

The equipment charges represent the elimination of personal computers directly related to the number of employees being severed under this cost reduction action and the elimination of network servers and other equipment resulting from this action. The amount was calculated as the book value of this equipment less estimated sale proceeds. All actions to be taken under this plan are expected to be complete in 2000.

The following presents a rollforward of activity related to this charge:

(In millions)            Pre-tax     Reserve at               Reserve at
                          Charge  Dec. 31, 1999  Payments  June 30, 2000
                         -------  -------------  --------  -------------
Charges to earnings:

Employee- related            $25            $14      $(12)            $2
Occupancy-related             33             31        (4)            27
Equipment charges              2            N/A       N/A            N/A
                          ------         ------    ------         ------
    Total                    $60            $45      $(16)           $29
                          ======         ======    ======         ======

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

As of June 30, 2000, approximately 500 employees had been terminated under the restructuring plan. Termination actions taking place under this plan have been completed. Since substantially all payments have been made to terminated employees, we reduced the employee-related accrual by $2 million.

The table below provides a rollforward of activity related to this charge:
                                                                    Reserve
                                                                         at
(In millions)        Pre-tax     Reserve at                         June 30,
                      charge   Dec. 31,1999  Payments  Adjustments     2000
                     -------   ------------  --------  -----------  -------
Charges to
  earnings:

Employee-related         $26             $3       $(1)         $(2)      $0
Occupancy-related          8              2         -            -        2
                       -----          -----     -----        -----    -----
    Total                $34             $5       $(1)         $(2)      $2
                       =====          =====     =====        =====    =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 12 - Restructuring Charges (continued)
------------------------------------------

Second Quarter 1998 Charge - Related to our merger with USF&G, we recorded a pretax charge to earnings of $292 million in 1998, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. We estimated that approximately 2,000 positions would be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, were affected by the reductions. The original number of positions expected to be reduced by function included approximately 950 in our property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions, throughout the United States. Through June 30, 2000, approximately 2,200 positions had been eliminated, and the cost of termination benefits paid was $137 million. Termination actions taking place under this plan were completed by Dec. 31, 1999, however, payments were still being made to terminated employees during the first six months of the year. Since certain executives remained with the company and are no longer eligible to receive the amounts accrued, the executive severance accrual was reduced by $2 million.

The following table provides a rollforward of activity related to the charge:

  (In millions)
                              Pre-
                               tax
  Charges to earnings:      Charge
  -------------------       ------


  USF&G corporate
   headquarters                $36
  Long-lived assets             23
  Acceleration of
   software depreciation        10
  Computer leases and
   equipment                    10
  Other equipment and
   furniture                     8
                             -----
          Subtotal              87
                             -----
 Accrued charges subject
  to rollforward:
 -----------------------

                                                                   Reserve at
                     Pre-tax      Reserve at                         June 30,
                      charge   Dec. 31, 1999  Payments  Adjustments      2000
                     -------   -------------  --------  -----------  --------
Executive severance      $89              $3      $(1)          $(2)      $-
Other severance           52               1       (1)            -        -
Branch lease exit
  costs                   34              24       (4)            -       20
Transaction costs         30               -        -             -        -
                       -----           -----    -----         -----    -----
  Accruals subject
   to rollforward        205              28       (6)           (2)      20
                       -----           -----    -----         -----    -----
          Total         $292             $28      $(6)          $(2)     $20
                       =====           =====    =====         =====    =====

Note 15 in our 1999 Annual Report to Shareholders provides more information regarding the rationale for and calculation of the components of the merger-related charge.

Upon consummation of the merger, we determined that several of USF&G's real estate investments were not consistent with our real estate investment strategy. A plan was developed to sell a number of apartment buildings and various other miscellaneous holdings, with an expected disposal date by year-end 1999. In applying the provisions of SFAS No. 121, it was determined that four of these miscellaneous investments should be written down to fair value, based on our plan to sell them. Fair value was determined based on a discounted cash flow analysis, or based on market prices for similar assets. The one remaining investment represents percentage rents retained after sale of a portfolio of stores to a third party. The current balance of this investment is $2.4 million held in the property-liability segment and $0.4 million held in the life segment. This investment is expected to be sold by year-end 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 13 - Share Repurchase Authorization
----------------------------------------

On May 2, 2000, our board of directors authorized a new $300 million share repurchase program. Under the program, we are authorized to repurchase up to an additional $300 million of our common stock in the open market and through private transactions. The new authorization is in addition to the $76 million remaining under a $500 million repurchase plan approved in November 1999.


Note 14 - Subsequent Events
---------------------------

On July 14, 2000, St. Paul Capital L.L.C. (a wholly-owned subsidiary of the company) provided notice to the holders of its $207 million of 6% Convertible Monthly Income Preferred Securities that it was exercising its right to cause the conversion rights of the holders of those securities to expire on Aug. 14, 2000. Each of the 4,140,000 securities outstanding is convertible into 1.695 shares of our common stock at a conversion price of $29.50 per security.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                          June 30, 2000


                      Consolidated Results
                      --------------------

The following table summarizes The St. Paul's results for the second quarter and first six months of 2000 and 1999.

                                        Three Months         Six Months
                                       Ended June 30        Ended June 30
(In millions,                          -------------        -------------
  except per share data)
                                       2000     1999        2000     1999
Pretax income (loss):                  ----     ----        ----     ----
 Property-liability insurance:
  GAAP underwriting result             $(67)   $(101)      $(167)   $(211)
  Net investment income                 312      316         631      634
  Realized investment gains             107       71         438      132
  Other                                 (33)       1         (64)     (18)
                                       ----     ----        ----     ----
   Total property-
    liability insurance                 319      287         838      537
 Life insurance                           -        9          18       28
 Asset management                        33       30          66       59
 Parent and other                       (51)     (39)        (83)     (75)
                                       ----     ----        ----     ----
   Income from continuing
    operations before income taxes
    and cumulative effect of
    accounting change                   301      287         839      549
  Income tax expense                     82       68         258      133
                                       ----     ----        ----     ----
   Income from continuing
    operations before cumulative
    effect of accounting change         219      219         581      416
  Cumulative effec of accounting
   change, net of taxes                   -        -           -      (30)
                                       ----     ----        ----     ----
   Income from continuing
    operations                          219      219         581      386
  Loss from discontinued
   operations, net of taxes              (7)     (15)        (12)     (17)
                                       ----     ----        ----     ----
          Net income                   $212     $204        $569     $369
                                       ====     ====        ====     ====

  Diluted net income
    per common share                  $0.92    $0.84       $2.43    $1.50
                                       ====     ====        ====     ====

Consolidated Results
--------------------
The St. Paul's pretax income from continuing operations of $301 million in the second quarter was 5% ahead of comparable pretax income of $287 million in the same 1999 period, driven by improved underwriting results and an increase in realized investment gains in our property-liability operations. Through the first half of 2000, pretax income from continuing operations was $290 million higher than the comparable period of 1999, primarily due to the significant increase in realized investment gains. Our property-liability insurance pretax results for the second quarter and first six months of 2000 reflected benefits of $44 million and $105 million, respectively, from aggregate excess-of-loss reinsurance treaties (discussed in more detail on page 24 of this report), and the benefit of a $102 million reserve reduction (discussed on page 25 of this report). Our effective tax rate in 2000 was significantly higher than the comparable 1999 rate, primarily due to the substantial increase in realized investment gains, which were taxed at the 35% federal statutory rate.

In the first half of 1999, our net income included a pretax expense of $46 million ($30 million after-tax), representing the cumulative effect of adopting the AICPA's Statement of Position
(SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for recognizing and measuring liabilities for guaranty fund and other insurance-related assessments.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


               Consolidated Highlights (continued)
               ----------------------------------

Elimination of One-Quarter Reporting Lag
----------------------------------------
In the first quarter of 2000, we eliminated the one-quarter reporting lag for our reinsurance operations based in the United Kingdom ("St. Paul Re - UK"), and now report the results of those operations on a current basis. As a result, our consolidated results for the first six months of 2000 include St. Paul Re - UK's results for the fourth quarter of 1999 and the first six months of 2000. The year-to-date incremental impact on our property-liability operations of eliminating the reporting lag, which consists of St. Paul Re - UK's results for the three months ended June 30, 2000, was as follows:

                                      Three Months Ended
  (In millions)                         June 30, 2000
   -----------                        ------------------

  Written premiums                             $ 31
  Earned premiums                              $ 61
  GAAP underwriting result                     $(32)
  Net investment income                         $12
  Pretax loss                                  $(23)
  Net loss                                     $(17)


Acquisitions
------------
In February 2000, we completed our acquisition of Pacific Select Insurance Holdings, Inc. (Pacific Select), a California company that sells earthquake insurance coverages to California homeowners. The acquisition was accounted for as a purchase, at a cost of approximately $37 million. Pacific Select's results of operations are included in the Catastrophe Risk business center of our Commercial Lines Group segment.

In April 2000, we completed our acquisition of MMI Companies, Inc. (MMI), an international health care risk services company that provides integrated products and services in operational consulting, clinical risk management, and insurance and reinsurance in the U.S. and London markets. The acquisition was accounted for as a purchase for approximately $206 million in cash plus the assumption of $165 million of MMI debt and capital securities. The results of MMI's domestic U.S. operations are reported in our Global Healthcare segment, and the results of MMI's U.K.-based operations, Unionamerica Insurance Company Limited (Unionamerica), are included in our International segment. The acquisition of MMI added the following amounts to our property-liability results of operations for the second quarter and first six months of 2000:

  (In millions)
   -----------
       Written premiums                    $ 43
       Earned premiums                     $ 93
       GAAP underwriting result            $(56)
       Net investment income               $ 19


Discontinued Operations
-----------------------
In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (Economy), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are incurred. In the first six months of 2000, we recorded a pretax loss of $8 million in discontinued operations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


               Consolidated Highlights (continued)
               ----------------------------------

In May 2000, we completed the sale of our nonstandard auto insurance operations to Prudential Insurance Company of America (Prudential) for a total cash consideration of approximately $175 million (net of a $25 million dividend paid by these operations to our property-liability insurance operations prior to closing). Prudential purchased the nonstandard auto business marketed under the Victoria Financial and Titan Auto brands. In the first six months of 2000, we recorded a pretax loss of $12 million in discontinued operations related to these operations, representing their operating results for the first half of 2000 plus an additional loss recorded on closing.

Global Specialty Reporting Structure
------------------------------------
In the first quarter of 2000, we implemented a new segment reporting structure for our property-liability insurance business following the fourth-quarter 1999 realignment of our primary insurance underwriting operations into a Global Specialty Practices organization. The most significant change from our previous format involves the inclusion of certain non-U.S. primary business in the respective business segment to which it pertains, which differs from our prior practice of including all non-U.S. business in the International segment. In addition, our Construction business center was moved from the Commercial Lines Group segment to the Other Global Specialty segment, and our Global Healthcare operation is now reported as a separate business segment. Our new reporting format is more closely aligned with the global management of the majority of our specialty insurance products and services. Our International segment includes our operations at Lloyd's and specialty insurance business that we do not manage on a global basis, including MMI's U.K.-based operation, Unionamerica. All prior year data is presented on a basis consistent with our new reporting structure.

                  Property-Liability Insurance
                  ----------------------------

Overview
--------
Consolidated written premiums of $1.49 billion in the second quarter of 2000 were slightly higher than comparable 1999 premium volume of $1.47 billion. Premium growth in our Global Healthcare and International segments (primarily due to the MMI acquisition), as well as in the Other Global Specialty segment, was largely offset by a $121 million decline in our Reinsurance segment's premium volume, which is discussed in more detail on page 29 of this report.

Our premium volume in 2000 was impacted by cessions made under a corporate all-lines, aggregate excess-of-loss reinsurance program
(the "corporate program"), and cessions made under a separate aggregate excess-of-loss treaty exclusive to our Reinsurance segment (together, the "reinsurance cessions").  The following table summarizes the impact of the reinsurance cessions on our
2000 results:
                                            Three Months        Six Months
                                            Ended June 30      Ended June 30
                                            -------------      -------------
(In millions)                                     2000               2000
                                                ------             ------
  Corporate program:
  -----------------
   Ceded written premiums                         $  -               $ 80

   Ceded earned premiums                             5                 70
   Ceded losses and
    loss adjustment expenses                         -                111
                                                ------             ------
      Net pretax benefit (loss)                     (5)                41
                                                ------             ------
  Reinsurance segment treaty:
  --------------------------
   Ceded written premiums                           39                 56

   Ceded earned premiums                            39                 56
   Ceded losses and
    loss adjustment expenses                        88                120
                                                ------             ------
        Net pretax benefit                          49                 64
                                                ------             ------
  Combined total:
  --------------
   Ceded written premiums                         $ 39               $136

   Ceded earned premiums                            44                126
   Ceded losses and
    loss adjustment expenses                        88                231
                                                ------             ------
        Net pretax benefit                        $ 44               $105
                                                ======             ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

The combined year-to-date pretax benefit of $105 million was allocated to our Reinsurance segment ($92 million) and our International segment ($13 million). The loss and loss adjustment expense cessions made under the corporate program in the first quarter of 2000 were the result of adverse development on losses incurred during the 1999 accident year. No losses were ceded under the corporate program in the second quarter. In 1999's second quarter, our Reinsurance segment ceded written and earned premiums of $25 million, and losses and loss adjustment expenses of $56 million, for a net benefit of $31 million under the aggregate excess-of-loss reinsurance treaty exclusive to that segment.

Excluding the impact of the reinsurance cessions in both years, the elimination of the quarter reporting lag, and the addition of MMI, our consolidated year to date written premium volume in 2000 totaled $2.95 billion, $200 million higher than the same period of 1999. The increase was centered in our Reinsurance and International segments, and, to a lesser extent, in our Other Global Specialty segment.

Our consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was
72.2 for the second quarter of 2000, compared with a loss ratio of 73.9 in the same 1999 period. The 2000 ratio includes a 7.2 point benefit resulting from a $102 million reduction in workers' compensation reserves related to favorable prior year development. The benefit was recorded in our Commercial Lines Group segment ($69 million) and the Construction business center of our Other Global Specialty segment ($33 million).

Our acquisition of MMI, which posted a 124.7 loss ratio for the second quarter, added 3.7 points to our consolidated second quarter loss ratio and 1.8 points to our year-to-date loss ratio. Excluding the impact of MMI, the workers' compensation reserve reduction, and the reinsurance cessions, our second-quarter consolidated loss ratio was 80.2, three and a half points worse than the comparable 1999 ratio. On a year-to-date basis, excluding those factors and the impact of the elimination of the quarter reporting lag, our consolidated loss ratio was 79.9, nearly four points worse than the first six months of 1999. The deterioration in 2000 was centered in our Reinsurance and International segments, which masked significant improvement in our domestic primary insurance operations.

Our domestic primary operations achieved strong improvement in profitability over the second quarter and first six months of 1999. Over the last two years, we have taken aggressive actions to improve the quality and profitability of our domestic book of business. Those actions focused on eliminating unprofitable business, implementing price increases on new and renewal business, and reducing expenses. Through the first half of 2000, we have achieved significant price increases on our standard commercial insurance business as well as on most specialty commercial insurance coverages we offer. We expect continued price increases during the last half of 2000. We have also achieved significant improvement in the current underwriting year results for the majority of our primary insurance operations.

Our consolidated expense ratio, measuring underwriting expenses as a percentage of premiums written, was 32.9 for the second quarter and 32.3 for the first half of 2000, compared to expense ratios of 32.0 and 33.0 for the respective periods of 1999. Excluding all of the factors discussed above which impacted our 2000 results, our consolidated expense ratios for the second quarter and first six months of 2000 were 31.4 and 30.4, respectively. The significant improvement over the same periods of 1999 reflects efficiencies realized as a result of our expense reduction initiatives over the last two years.

The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis).

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ----------------------------------------

                                 % of     Three Months         Six Months
                                 2000    Ended June 30      Ended June 30
(Dollars in millions)          Written   -------------      -------------
 -------------------          Premiums    2000    1999       2000    1999
  Commercial Lines Group:     --------   -----   -----      -----   -----
    Written Premiums               28%    $403     399        795     798
    Underwriting Result                    $54     (56)        32    (142)
    Combined Ratio                        86.5   114.6       96.4   117.1

  Global Surety:
    Written Premiums                8%    $117     115        240     220
    Underwriting Result                    $12      11         31      27
    Combined Ratio                        87.7    82.1       83.8    80.4

  Global Healthcare:
    Written Premiums                8%    $127     110        240     245
    Underwriting Result                   $(45)    (19)       (64)    (47)
    Combined Ratio                       133.2   120.0      125.1   120.0

  Other Global Specialty:
    Written Premiums               25%    $383     339        717     671
    Underwriting Result                    $(4)    (35)       (28)    (59)
    Combined Ratio                       100.2   108.9      103.5   108.5

  International:
    Written Premiums                9%    $227     155        274     209
    Underwriting Result                   $(51)     (8)       (60)    (19)
    Combined Ratio                       127.8   105.7      123.6   109.6
                                  ---    -----   -----      -----   -----
    Total Primary Insurance:
     Written Premiums              78%  $1,257   1,118      2,266   2,143
     Underwriting Result                  $(34)   (107)       (89)   (240)
     Combined Ratio                      102.7   109.8      104.2   111.4

  Reinsurance:
    Written Premiums               22%    $234     355        624     584
    Underwriting Result                   $(33)      6        (78)     29
    Combined Ratio                       116.8    90.1      115.1    91.4
                                  ---    -----   -----      -----   -----
    Total Property-
      Liability Insurance:
       Written Premiums           100%  $1,491   1,473      2,890   2,727
                                  ===
       GAAP Underwriting
         Result                           $(67)   (101)      (167)   (211)

     Statutory Combined Ratio:
       Loss and Loss Expense Ratio        72.2    73.9       74.0    74.7
       Underwriting Expense Ratio         32.9    32.0       32.3    33.0
                                         -----   -----      -----   -----
       Combined Ratio                    105.1   105.9      106.3   107.7
                                         =====   =====      =====   =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Underwriting Results by Segment
-------------------------------

Commercial Lines Group
----------------------
The Commercial Lines Group segment includes our standard commercial and catastrophe risk business centers, as well as the results of our limited involvement in insurance pools. Premium volume of $403 million in the second quarter of 2000 was slightly higher than comparable 1999 volume of $399 million. Through the first half of 2000, written premiums of $795 million were level with the same period of 1999. We have continued our efforts in 2000 to improve the quality of our standard commercial business through the nonrenewal of unprofitable business, leading to a decline in accounts written compared to 1999. Price increases on new and renewal standard commercial business, however, have averaged 8.6% through the first half of 2000, offsetting the impact of that decline. Catastrophe Risk premium volume of $67 million through the first half of 2000 was $29 million higher than in the same period of 1999, reflecting our February 2000 acquisition of Pacific Select, which underwrites earthquake coverages in California.

The second quarter 2000 underwriting profit of $54 million in this segment was largely driven by the $69 million benefit realized from the favorable prior year development on workers' compensation reserves. Excluding that benefit, however, the underwriting loss of $15 million was still greatly improved over the comparable 1999 loss of $56 million, reflecting the impact of our ongoing profit improvement initiatives which have resulted in a 16-point improvement in current accident year loss ratio results compared to the second quarter of 1999. Through the first six months of 2000, underwriting results excluding the workers' compensation benefit improved by $105 million over the comparable 1999 period. The year-to-date expense ratio in 2000 is a full point better than the 1999 six- month expense ratio.
We anticipate additional improvement throughout the second half of the year due to further price increases and the continuing improvement in the quality of our book of standard commercial business.


Global Surety
-------------
Our Global Surety segment underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Premium volume of $117 million in the second quarter of 2000 was slightly higher than comparable 1999 premiums of $115 million, but year-to-date premiums of $240 million were 9% ahead of the same 1999 period. The pace of premium growth slowed in the second quarter, reflecting the impact of stricter underwriting initiatives implemented to prepare for a potential slowdown in the economy. The growth in year-to-date premium volume resulted from increased business from our existing customer base, as well as from new customers.

The Global Surety segment continued to generate profitable results, but its combined ratios for the second quarter and first half of 2000 deteriorated by 5.6 points and 3.4 points, respectively, from the same periods of 1999, primarily due to increased losses in our Mexican operations. We have implemented corrective underwriting measures designed to improve the results of our operations in Mexico.

Global Healthcare
-----------------
Our Global Healthcare segment (formerly Medical Services) provides property-liability insurance throughout the entire health care delivery system. Written premium volume of $127 million in the second quarter included $13 million of premiums from MMI's domestic operations. Excluding the MMI impact, second quarter premium volume was 4% ahead of the same 1999 period, primarily due to growth in international business. Excluding a $37 million premium recorded on one three-year policy in the first half of 1999, Global Healthcare's year-to-date 2000 premium volume of $240 million was 15% higher than the comparable 1999 total. New business, price increases, higher retention ratios and the addition of MMI accounted for the increase. Price increases in the Healthcare Professionals' line of business averaged 8.6% through the first half of 2000, while price increases for Major Accounts professional business averaged 13.2% for the same period.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Underwriting results in the Global Healthcare segment were heavily influenced by the addition of MMI, which accounted for $41 million of the $45 million second quarter loss. This segment's performance excluding MMI continues to improve, however, as evidenced by a 14-point improvement in the current accident year loss ratio compared with the first half of 1999. After the MMI transaction was completed in April, we immediately launched aggressive efforts to improve MMI's underwriting results and remove redundant expenses from the newly combined Global Healthcare operations. As MMI policies renew, we are extensively reunderwriting the book of business and implementing price increases designed to achieve our return on equity targets. We expect the reunderwriting process to result in the elimination of up to 50% of MMI's book of business.


Other Global Specialty
----------------------
The Other Global Specialty segment includes the following business centers: Construction, Technology, Ocean Marine, Financial and Professional Services, Public Sector Services, and Excess and Surplus Lines. Total second quarter written premiums of $383 million in this segment grew 13% over the same period of 1999, while year-to-date premium volume of $717 million was 7% ahead of 1999. The increases were driven by growth in our Technology business center, where new business, strong retention rates and price increases averaging 7% led to a premium growth of 52% and 37%, respectively, over the second quarter and first six months of 1999. Construction premium volume was down 5% in the second quarter and 3% in the first half of the year compared with 1999, due to a reduction in new business stemming from our extensive efforts to eliminate unprofitable business. Price increases in Construction for the first six months of 2000 averaged 14%. Our Financial and Professional Services and Public Sector Services operations also achieved strong premium growth in the first half of the year.

Underwriting results in the Other Global Specialty segment for the second quarter and first half of 2000 benefited from the $33 million favorable prior year development on workers' compensation reserves in the Construction business center. Excluding that benefit, Construction's second quarter underwriting loss of $12 million was still $11 million better than the comparable 1999 result, reflecting favorable development on losses incurred in prior years, particularly for general liability coverages. Underwriting results in our Financial and Professional Services business center for the second quarter and first half of 2000 deteriorated from the same 1999 periods, primarily due to adverse prior year development on international business. Our growing Technology business center recorded break-even underwriting results for the second quarter and first half of the year, and the second quarter Technology expense ratio has fallen below 28 on the strength of the significant increase in written premium volume.

International
-------------
Under our new Global Specialty reporting structure, our International segment consists of our operations at Lloyd's, and specialty business that is not managed on a global basis. In addition, beginning in the second quarter of 2000, this segment includes the results of MMI's London-based insurance and reinsurance operation, Unionamerica. Our international expansion efforts over the last several years have built a presence in 15 countries representing 85% of the global property-liability insurance market. Second quarter written premium volume of $227 million was 46% above the comparable 1999 total of $155 million. On a year-to-date basis, written premiums are 31% higher than 1999 despite the first quarter cession of $23 million of written premiums under our corporate aggregate excess-of-loss reinsurance treaty. Although the addition of $30 million of premiums from Unionamerica accounted for a portion of this growth, our International premium volume excluding Unionamerica increased 26% and 17%, respectively, over the second quarter and first six months of 1999. Our growth in 2000 has been centered in our Lloyd's operation, through increases in our investment in Lloyd's syndicates, and the addition of new underwriting teams.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

The second quarter and six-month underwriting losses of $51 million and $60 million, respectively, were significantly worse than comparable results for the same periods of 1999. To a large extent, the deterioration is attributable to two of our syndicates at Lloyd's which underwrite aviation and professional liability coverages. We have implemented corrective underwriting initiatives and made management changes in these syndicates in an effort to improve their results going forward. In addition, Unionamerica recorded a $15 million underwriting loss in the second quarter. Year-to-date underwriting results in our International segment include a net pretax benefit of $11 million resulting from cessions made under our corporate aggregate excess-of-loss reinsurance treaty.

Reinsurance
-----------
The St. Paul's Reinsurance segment underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and provides products and services to the alternative risk transfer market. Second quarter written premium comparisons between 2000 and 1999 were impacted by the elimination of the one-quarter reporting lag for St. Paul Re - UK. Reported premium volume for this year's second quarter represents results for the period April 1 through June 30, 2000, which is historically a low-volume period for St. Paul Re's UK-based operations. By contrast, the reported premium volume for last year's second quarter, when the reporting lag was still in effect, represents results for the period January 1 through March 31, 1999, which is traditionally a high-volume period for these operations. The Reinsurance segment's year-to-date written premium total of $624 million includes the $31 million of incremental premiums resulting from the elimination of the reporting lag, but also reflects a $113 million reduction in premiums from the reinsurance cessions. This segment's 1999 year-to-date written premium total of $584 million includes a $25 million reduction from cessions made under its aggregate excess-of-loss treaty. Excluding these factors for both years, premium volume through the first six months of 2000 of $706 million was $97 million, or 16%, ahead of comparable 1999 premiums of $609 million. The increase was primarily due to growth in non-traditional business, and new business written through our Discover Re subsidiary, which serves the alternative risk transfer market. Significant price increases in virtually all reinsurance lines and in every geographic region also contributed to the sizeable growth in reinsurance volume in 2000.

The 2000 year-to-date underwriting loss of $78 million in our Reinsurance segment included the $92 million benefit from the reinsurance cessions. The 1999 year-to-date underwriting profit of $29 million included a $31 million benefit from that year's reinsurance cession. Excluding that benefit for both years, the year-to-date loss of $170 million was $168 million worse than the comparable 1999 underwriting loss of $2 million. Results in 2000 were severely impacted by catastrophe losses totaling $110 million, the majority of which were the result of additional loss development from the severe windstorms that struck Europe at the end of 1999. Adverse prior year loss development on casualty reinsurance coverages also contributed to the deterioration from 1999, while the 1999 six-month results included favorable prior year development. We anticipate improved results during the remainder of the year and into 2001 as the full impact of the recent and anticipated price increases take effect.

Investment Operations
---------------------
The St. Paul's property-liability insurance operations produced pretax investment income of $312 million in the second quarter of 2000, down 1% from income of $316 million in the same period of 1999. Our acquisition of MMI added $19 million of pretax investment income in the second quarter; excluding that amount, investment income would have been approximately 6% below the second quarter of 1999. Our year-to-date pretax investment income of $631 million was slightly below comparable 1999 income of $634 million. However, excluding the MMI acquisition, and the $12 million of incremental pretax investment income resulting from the elimination of the quarter reporting lag, year-to-date investment income in 2000 would have been approximately 5% below the comparable 1999 total. The sale of our standard personal insurance operations in September 1999 resulted in the transfer of approximately $325 million of invested assets to Metropolitan, contributing to the decline in investment

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Investment Operations (continued)
--------------------------------
income compared with the second quarter and first half of 1999. In addition, negative underwriting cash flows over the last several quarters have resulted in the net sale of fixed maturity investments to fund operational cash flow requirements. Included in the negative underwriting cash flows were $163 million of premium payments made in 2000 for cessions made under the corporate reinsurance treaty. We expect our cash flows to improve throughout the remainder of 2000 due to the impact of continuing price increases and improving loss experience throughout our standard and specialty commercial operations.

Pretax realized investment gains in our property-liability insurance operations totaled $107 million in the second quarter, pushing the year-to-date 2000 total to $438 million. Both amounts were significantly higher than the comparable 1999 totals of $71 million and $132 million, respectively. The six-month total in 2000 was driven by gains of $366 million from our venture capital portfolio, with the single largest gain ($117 million) resulting from the sale of our investment in Flycast Communications Corp., a leading provider of Internet direct response solutions. We also sold several other direct holdings, and our investments in various venture capital partnerships also contributed to our record six-month realized gain total. In addition, sales of equity investments generated $75 million of pretax realized gains in the first half of the year.

The market value of our $15.9 billion fixed maturities portfolio was approximately equal to its cost on June 30, 2000. Our acquisition of MMI in April 2000 added approximately $1 billion of high-quality fixed maturity investments to our portfolio. Approximately 95% of our portfolio is rated at investment graded (BBB or above), and its weighted average pretax yield at June 30, 2000 was 6.8%. The combined carrying value of our equity and venture capital investments at June 30, 2000 included pretax unrealized appreciation of $1.1 billion.

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

Estimating our ultimate liability for asbestos claims is equally difficult. The primary factors influencing our estimate of the total cost of these claims are case law and a history of prior claim development, both of which continue to evolve.

The following table represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 2000, and the years ended Dec. 31, 1999 and 1998.
Amounts in the "net" column are reduced by reinsurance recoverables.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


          Environmental and Asbestos Claims (continued)
          --------------------------------------------

                           2000
Environmental          (six months)       1999          1998
-------------          -----------    -----------    -----------
(In millions)          Gross   Net    Gross   Net    Gross   Net
                       -----   ---    -----   ---    -----   ---
Beginning reserves      $698  $599     $783  $645     $867  $677
Incurred losses           20    15      (33)    1      (16)   26
Paid losses              (35)  (28)     (52)  (47)     (68)  (58)
                        ----  ----     ----  ----     ----  ----
Ending reserves         $683  $586     $698  $599     $783  $645
                        ====  ====     ====  ====     ====  ====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 2000, and the years ended Dec. 31, 1999 and 1998.


                           2000
Asbestos               (six months)       1999          1998
--------               -----------    -----------    -----------
(In millions)          Gross   Net    Gross   Net    Gross   Net
                       -----   ---    -----   ---    -----   ---
Beginning reserves      $398  $298     $402  $277     $397  $279
Incurred losses           31    24       28    51       44    13
Paid losses              (23)  (17)     (32)  (30)     (39)  (15)
                        ----  ----     ----  ----     ----  ----
Ending reserves         $406  $305     $398  $298     $402  $277
                        ====  ====     ====  ====     ====  ====

Our reserves for environmental and asbestos losses at June 30, 2000 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, but we believe any future additional loss provisions for environmental and asbestos claims will not materially impact our results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at June 30, 2000 of $1.09 billion represented approximately 6% of gross consolidated reserves of $18.93 billion.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                         Life Insurance
                         --------------

Our life insurance segment consists primarily of Fidelity and Guaranty Life Insurance Company and subsidiaries ("F&G Life").
F&G Life's primary products are deferred annuities (including tax-sheltered annuities and equity indexed annuities), structured settlement annuities and immediate annuities. F&G Life also underwrites traditional life and universal life insurance products.

Highlights of F&G Life's financial performance for the second quarter and first six months of 2000 and 1999 were as follows:

                                           Three Months       Six Months
                                           Ended June 30     Ended June 30
                                           -------------     -------------
    (In millions)                          2000     1999     2000     1999
                                           ----     ----     ----     ----
Pretax earnings                            $  -      $ 9      $18      $28

Sales (annualized premiums)                $260     $312     $487     $616
Premiums and policy charges                 $76      $37     $108      $65
Policy surrenders                          $152      $52     $242     $100
Net investment income                       $85      $82     $172     $153

Life insurance in force                                   $15,062   $11,044


F&G Life's pretax earnings in the second quarter and first six months of 2000 benefited from growth in assets under management, driven by continued strong product sales and positive operating cash flows, offset by realized investment losses of $20 million, an increase in product development and channel expansion expenses, and an increase in mortality and surrender costs. Pretax results in the first half of 2000 also include $1.3 million of interest expense on an intercompany note payable to The St. Paul's property-liability operations. Excluding realized investment gains and losses in both years, and the intercompany interest expense in 2000, pretax earnings of $39 million for the first six months of 2000 were $2 million higher than comparable
1999 earnings.   After-tax earnings on a similar basis also
improved over 1999 levels, reflecting the impact of F&G Life's adoption of an investment strategy to allocate 1% of its investment portfolio to tax-favored securities. These investments, while typically contributing little or no operating earnings, generated tax credits that lowered F&G Life's effective tax rate from 28% in 1999 to 25% in 2000.

Sales volume declined in the second quarter and first six months of 2000 compared with the same 1999 periods, primarily due to lower equity-indexed annuity (EIA) sales, which was partially offset by an increase in fixed interest rate annuity sales. Credited interest rates on the EIA products are tied to the performance of a leading market index. Fluctuations in equity markets during the first half of 2000 contributed to a decline in EIA sales. In addition, sales of these products were unusually high in the first quarter of 1999 due to the continued popularity of F&G Life's first-generation portfolio of EIA products that had been introduced in mid - 1998. Sales of fixed interest rate annuities in 2000 continued their momentum from late 1999, as the overall level of market interest rates have continued to increase. The demand for annuity products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, particularly equity-based products. Traditional life insurance sales in the first half of 2000 were nearly three times higher than the same period of 1999, reflecting the continued success of a new term life product line launched in 1999 targeted at the mortgage protection market.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                   Life Insurance (continued)
                   -------------------------

F&G Life hedges its exposure on its EIA products by purchasing options with terms similar to the market index component to provide the same return as F&G Life guarantees to the annuity contract holder, subject to minimums guaranteed in the annuity contract. At June 30, 2000, F&G Life held options with a notional amount of $1.08 billion and a market value of $33 million.

Premiums and policy charges increased in the second quarter and first six months of 2000 compared with the same periods of 2000, primarily the result of growth in the sale of structured settlement annuities and life-contingent single premium immediate annuities (SPIA). Structured settlement annuities are sold primarily to property-liability insurers to fund the settlement of insurance claims. The continued expansion of the structured settlement program into The St. Paul's property-liability claim organization accounts for the increase in sales volume. The growth in SPIA sales resulted from an increase in marketing emphasis on this product. Policy charges from surrenders on tax sheltered and equity indexed annuities also contributed to the overall increase in premiums and policy charges.

Sales of structured settlement annuities, annuities with life contingencies and term life insurance are recognized as premiums earned under GAAP. However, sales of investment-type contracts, such as equity-indexed, deferred and tax sheltered annuities and universal life-type contracts are recorded directly on the balance sheet on a deposit accounting basis and are not recognized as premium revenue under GAAP.

Deferred annuities and universal life products are subject to surrender by policyholders. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. Several different products contributed to the increase in surrender activity in the first six months of 2000. Surrenders on tax-sheltered annuities increased due to F&G Life's transition from one exclusive distribution partner to a new network of approximately 15 distributors. EIA surrenders have increased naturally, as a result of the significant growth in the size of the EIA book of
business.   F&G Life has written over $1 billion in EIA business
since the products were introduced in mid - 1998. Surrender activity in 2000 also reflects an internal policy change this year, whereby the replacement of an existing F&G Life policy with another F&G Life policy is now reported as a surrender.

Net investment income grew 12% in 2000 as a result of an increasing asset base generated by positive cash flow. The 36% increase in life insurance in force over the same time a year ago reflects the sales of the new term life product line introduced in mid - 1999.

                        Asset Management
                        ----------------

Our asset management segment consists of our 78% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds, exchange-traded funds and defined portfolios to help financial advisors serve their affluent and high net worth clients. Highlights of Nuveen's performance for the second quarter and first six months of 2000 and 1999 were as follows:

                                          Three Months       Six Months
                                          Ended June 30    Ended June 30
                                          -------------    -------------
   (In millions)                          2000     1999    2000     1999
                                          ----     ----    ----     ----
Revenues                                   $88      $86    $188     $169
Expenses                                    45       47     102       92
                                          ----     ----    ----     ----
   Pretax earnings                          43       39      86       77
Minority interest                          (10)      (9)    (20)     (18)
                                          ----     ----    ----     ----
  The St. Paul's share of
   pretax earnings                         $33      $30     $66      $59
                                          ====     ====    ====     ====

Assets under management                                 $60,299  $59,538
                                                         ======   ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Asset Management (continued)
                  ---------------------------

Nuveen's revenues for the first six months of 2000 grew 11% over the same period of 1999, primarily due to an increase in defined portfolio products sold. The high quality of its diverse range of products enabled Nuveen to post strong earnings in a quarter which saw most market indices decline. Nuveen had positive net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) in the second quarter of 2000, specifically in managed accounts, as investors shifted their portfolios from high technology concentrations earlier in the year to a more balanced investing approach as the quarter progressed. Demand for Nuveen's defined portfolio also remained high, with one newly-introduced trust alone garnering new sales of over $400 million in the second quarter.

Managed assets at the halfway point of 2000 consisted of $27.3 billion of exchange-traded funds, $21.3 billion of managed accounts, $11.2 billion of mutual funds and $499 million of money market funds. Equity securities now account for approximately 35% of Nuveen's assets under management. Including defined portfolios, Nuveen managed or oversaw approximately $72 billion in assets at June 30, 2000.


                        Capital Resources
                        -----------------

Common shareholders' equity totaled $6.68 billion at June 30, 2000, an increase of $232 million over the year-end 1999 total of $6.45 billion which resulted from our strong net income through the first six months of the year, and an increase in the unrealized appreciation of our equity and venture capital investment portfolios. Through the first six months of 2000, we repurchased 13.6 million of our common shares for a total cost of $333 million, for an average cost of $24.45 per share. Virtually all of the repurchases occurred in the first quarter of the year, and were financed through a combination of internally-generated funds and commercial paper borrowings. Since November 1998, we have repurchased and retired 28.6 million of our common shares for a total cost of $824 million, or an average cost of $28.85 per share.

Total debt outstanding at June 30, 2000 of $1.59 billion was $127 million higher than the year-end 1999 total of $1.47 billion. In April 2000, we issued $500 million of senior debt, the proceeds of which were used to repay commercial paper borrowings and for general corporate purposes. Of the debt issued, $250 million is due in April 2005 and bears an interest rate of 7.875%, and $250 million is due in 2010 and bears an interest rate of 8.125%. In February 2000, we repaid $46 million of floating rate notes that had been issued by a special purpose offshore entity that provided reinsurance to one of our subsidiaries. In April 2000, we assumed $45 million of short-term borrowings as part of our acquisition of MMI; that debt was paid off in its entirety shortly after the acquisition was completed. We also assumed MMI's obligations on $125 million of capital securities bearing an annual dividend rate of 7.625%. Those securities are classified as "Company-obligated mandatorily redeemable preferred securities of subsidiaries" on our consolidated balance sheet as of June 30, 2000. The ratio of total debt to total capitalization of 18% at June 30, 2000 was unchanged from the year-end 1999 ratio.

In July 2000, St. Paul Capital LLC, a wholly-owned subsidiary of The St. Paul, provided notice to the holders of its $207 million, 6% Convertible Monthly Income Preferred Securities (MIPS) that St. Paul Capital LLC is exercising its right to cause the conversion rights of the owners of the MIPS to expire on August 14, 2000. Each of the 4,140,000 MIPS outstanding is convertible into 1.695 shares of our common stock. We expect the owners to convert their MIPS prior to the conversion expiration date, which would result in the issuance of 7,017,300 of our common shares. These shares are currently considered common stock equivalents for purposes of our diluted earnings per share calculation.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Capital Resources (continued)
                  ----------------------------

We anticipate that any major capital expenditures during the remainder of 2000 would involve further repurchases of our common shares or acquisitions of existing businesses. At June 30, 2000, we had approximately $376 million of capacity to repurchase additional common shares under a repurchase program authorized by the company's board of directors in May 2000. We repurchase our shares in the open market and through private transactions when we deem such repurchases to be a prudent use of capital. We have no major capital improvements planned for the remainder of 2000.

For the first six months of 2000, our ratio of earnings to fixed charges was 10.68, compared with 7.97 for the same period of
1999.   Our ratio of earnings to combined fixed charges and
preferred stock dividend requirements was 9.82, compared with
7.22 for the same period of 1999. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


                            Liquidity
                            ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Net cash flows used by continuing operations totaled $416 million in the first six months of 2000, compared with cash used by continuing operations of $49 million in the same period of 1999. The deterioration in 2000 was primarily due to significant loss payments in our Reinsurance segment, and premium payments of $163 million related to our corporate reinsurance program. The operational cash flow shortfall was partially funded by investment sales generating net proceeds of $254 million. We expect our operational cash flows to improve during the remainder of 2000 as the full impacts of continuing price increases and improvements in the quality of our book of business are realized. On a long-term basis, we believe our operational cash flows will benefit from the corrective pricing and underwriting actions under way in our property-liability operations. Our financial strength and conservative level of debt provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.


                        Year 2000 Claims
                        ----------------

The "Year 2000" issue refers to computer programming limitations that had the potential to cause information technology systems to incorrectly process certain dates and date-related information, including the incorrect interpretation of the two-digit year code of "00" as the year 1900, instead of the year 2000, at the turn of the century.

We have received some Year 2000-related claims and we could face additional Year 2000 claims under coverages provided by insurance or reinsurance policies sold to insured parties who have incurred, or have taken action claimed to prevent, losses as a result of the failure of such parties, or the customers or vendors of such parties, to be Year 2000 compliant. For example, like other property-liability insurers, we have received claims for reimbursement of expenses incurred by policyholders in connection with their Year 2000 compliance efforts. Because coverage determinations depend on unique factual situations, specific policy language and other variables, it is not possible to determine at this time whether and to what extent insured parties have incurred losses, the amount of the losses or whether any such losses will be covered under our insurance or reinsurance policies. With respect to Year 2000-related claims in general, in some instances, coverage is not provided under the insurance policies or reinsurance policies, while in other instances, coverage may be provided under certain circumstances.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Year 2000 Claims (continued)
                  ---------------------------

Our standard property and inland marine policies require, among other things, direct physical loss or damage from a covered cause of loss as a condition of coverage. In addition, it is a fundamental principle of all insurance that a loss must be fortuitous to be considered potentially covered. Given the fact that Year 2000-related losses were not unforeseen, and that we expect that such losses did not, in most if not all cases, cause direct physical loss or damage, we have concluded that our property and inland marine policies do not generally provide coverage for losses relating to Year 2000 issues. To reinforce our view on coverage afforded by such policies, we have developed and continue to implement a specific Year 2000 exclusion endorsement.

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


 Impact of Accounting Pronouncements to be Adopted in the Future
 ---------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133 to make it effective for all quarters of fiscal years beginning after June 15, 2000, and prohibits retroactive application to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an additional amendment to SFAS No. 133, to address a limited number of issues causing implementation difficulties. We intend to implement the provisions of SFAS No. 133, as amended, in the first quarter of 2001. Our property-liability operations currently have limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in market indices, foreign currency exchange rates and interest rates. Our life insurance operation purchases options to hedge its obligation to pay credited rates on equity-indexed annuity products. We cannot at this time reasonably estimate the potential impact of this adoption on our financial position or results of operations for future periods.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


              Forward-looking Statement Disclosure
              ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as expects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience, and expense savings resulting from the restructuring actions announced in recent years.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases; general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; the pace and effectiveness of the transfer of the standard personal insurance business to Metropolitan; the pace and effectiveness of the transfer of the nonstandard auto operations to Prudential; the pace and effectiveness of our integration of MMI Companies, Inc.; and various other matters. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including unanticipated judicial interpretations of the scope of the insurance or reinsurance coverage provided by our policies. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)

Date: August 14, 2000               By  /s/ Bruce A. Backberg
                                        ---------------------
                                            Bruce A. Backberg
                                        Senior Vice President - Legal Services
                                        (Authorized Signatory)


Date: August 14, 2000               By  /s/ Thomas A. Bradley
                                        ---------------------
                                            Thomas A. Bradley
                                      Senior Vice President - Finance
                                        (Principal Accounting Officer)

                          EXHIBIT INDEX
                          -------------

Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*...............................
(3)  (i) Articles of incorporation*..............................
     (ii) By-laws*...............................................

(4)  Instruments defining the rights of security holders,
        including indentures*....................................

(10) Material contracts*.........................................

(11) Statement re computation of per share earnings**............(1)

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