Form 10-K/A
period 1999-12-31
ST PAUL COMPANIES INC /MN/
filed 2000-08-18
CIK 86312

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K/A

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

                        PRELIMINARY NOTE
                        ----------------

This amended Annual Report on Form 10-K for The St. Paul Companies, Inc. (The Company) for the year ended Dec. 31, 1999 is being filed by the Company for the following purposes:

 - To amend the "Independent Auditors' Report" in Item 8 by deleting references to predecessor auditors;

 - To delete Schedule VII in Item 14, Part 2, "Predecessor Auditor's Reports on Consolidated Financial Statements and Financial
   Statement Schedules;"

 - To amend Exhibit 23(a), "Consent of Independent Auditors"
   (KPMG LLP) to delete references to predecessor auditors;

 - To delete Exhibit 23(b), "Consent of Independent Auditors"
   (Ernst & Young LLP), with a corresponding revision to the
   Exhibit Index.

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


       (21) List of subsidiaries of The St. Paul Companies, Inc.
              is filed herewith.

       (23) Consent of independent auditors to incorporation by reference of certain reports into Registration
            Statements on Form S-8 (SEC File No. 33-15392, No. 33-23446
            No. 33-23948, No. 33-24220, No. 33-24575, No. 33-26923,
            No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329, No. 333-
            25203, No. 333-28915, No. 333-48121, No. 333-50935, No. 333-50937
            No. 333-50941, No. 333-50943 and No. 333-67983) and Form S-3 (SEC
            File No. 333-06465, No. 333-67139 and No. 333-34666) are filed herewith.

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
                                     Sandra Ulsaker Wiese,
                                      Attorney-in-fact


Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The St. Paul Companies, Inc.
                                     ----------------------------
                                            (Registrant)

Date: August 18, 2000            By: /s/ Bruce A. Backberg
      ---------------                ---------------------
                                         Bruce A. Backberg
                                         Senior Vice President

   INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of February 16, 2000, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A for the year 1999. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related financial statement schedules I through V, as listed in the index in Item 14(a)2. of said Form 10-K/A. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules I through V, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




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

                          EXHIBIT INDEX*
                          -------------
Exhibit
-------

 (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession**......................................................
 (3) Articles of incorporation and by-laws
     (a) Articles of Incorporation***......................................
     (b) By-laws***........................................................
 (4) Instruments defining the rights of security holders, including indentures
     (a) Specimen Common Stock Certificate***..............................
 (9) Voting trust agreements**.............................................
(10) Material contracts
     (a) Amended and Restated Letter Agreement dated as of August 5,
         1999 between The St. Paul and Mr. Steven W. Lilienthal
         related to the terms of his employment............................(1)
     (b) Amendment to The St. Paul's Directors Charitable Award
         Program...........................................................(1)
     (c) Employment Agreement between The St. Paul and Mr. James E.
         Gustafson dated as of Jan. 6, 1999***.............................
     (d) Restricted Stock Award Plan, as amended***........................
     (e) 1988 Stock Option Plan***.........................................
     (f) Non-Employee Director Stock Retainer Plan***......................
     (g) The Amended and Restated Special Severance Policy***..............
     (h) The Annual Incentive Plan***......................................
     (i) The Amended and Restated 1994 Stock Incentive Plan***.............
     (j) The Deferred Management Incentive Awards Plan***..................
     (k) The Directors' Deferred Compensation Plan***......................
     (l) Relocation Loan Payback Agreement with Mr. James F. Duffy***......
     (m) Benefit Equalization Plan - 1995 Revision***......................
     (n) First Amendment to Benefit Equalization Plan - 1995
         Revision***.......................................................
     (o) Executive Post-Retirement Life Insurance Plan - Summary
         Plan Description***...............................................
     (p) Executive Long-Term Disability Plan - Summary Plan
         Description***....................................................
     (q) The St. Paul Re Long-Term Incentive Plan***.......................
     (r) Letter Agreement dated May 8, 1997 between The St. Paul and Mr. Paul J. Liska related to the terms of his
         employment***.....................................................
     (s) Letter Agreement, agreed to January 20, 1997 between The
         St. Paul and Mr. Paul J. Liska related to severance
         benefits***.......................................................
     (t) The Special Leveraged Stock Purchase Plan***......................
     (u) The Directors' Charitable Award Program***........................
     (v) Outside Directors' Retirement Plan -Summary Description***........
     (w) Key Executive Special Incentive Arrangement***....................
(11) Statements re computation of per share earnings.......................(1)
(12) Statements re computation of ratios...................................(1)
(13) Annual report to security holders.....................................(1)
(16) Letter re change in certifying accountant**...........................
(18) Letter re change in accounting principles**...........................
(21) Subsidiaries of The St. Paul..........................................(1)
(22) Published report regarding matters submitted to vote
      of security holders**................................................
(23) Consent of experts and counsel
     (a) Consent of KPMG LLP...............................................(1)
(24) Power of attorney.....................................................(1)
(27) Financial data schedule...............................................(1)
(99) Additional exhibits**.................................................

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