Form 10-Q
period 2000-09-30
ST PAUL COMPANIES INC /MN/
filed 2000-11-14
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 2000
                                               ------------------
                                      or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                ----------  ----------

                    Commission File Number  0-3021
                                            ------

                     THE ST. PAUL COMPANIES, INC.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)



               Minnesota                           41-0518860
    ------------------------------       ------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                   No.)




  385 Washington St., Saint Paul, MN                55102
  ----------------------------------               --------
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at November 9, 2000, was 217,689,317.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                               Page No.
PART I. FINANCIAL INFORMATION                                  --------

  Consolidated Statements of Operations (Unaudited),
   Three Months and Nine Months Ended
   September 30, 2000 and 1999                                     3

  Consolidated Balance Sheets, September 30, 2000
   (Unaudited) and December 31, 1999                               4


  Consolidated Statements of Shareholders' Equity,
   Nine Months Ended September 30, 2000
  (Unaudited) and Twelve Months Ended December 31, 1999            6


  Consolidated Statements of Comprehensive Income
  (Unaudited), Nine Months Ended September 30, 2000 and 1999       7


  Consolidated Statements of Cash Flows (Unaudited),
   Nine Months Ended September 30, 2000 and 1999                   8


  Notes to Consolidated Financial Statements
   (Unaudited)                                                     9


  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                  22



PART II. OTHER INFORMATION

     Item 1 through Item 6                                        40

     Signatures                                                   40


EXHIBIT INDEX                                                     41

                       PART I     FINANCIAL INFORMATION
                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations (Unaudited)

                                  Three Months Ended      Nine Months Ended
(In millions,                        September 30           September 30
 except per share data)           ------------------      -----------------
                                     2000       1999        2000       1999
Revenues:                           -----      -----       -----      -----
  Premiums earned                  $1,402     $1,247      $4,287     $3,948
  Net investment income               407        387       1,215      1,176
  Asset management                     88         85         265        251
  Realized investment gains           101         41         526        173
  Other                                33         25          95         79
                                   ------     ------      ------     ------
          Total revenues            2,031      1,785       6,388      5,627
                                   ------     ------      ------     ------
Expenses:
  Insurance losses and loss
    adjustment expenses               813        850       2,867      2,820
  Life policy benefits                121        101         314        253
  Policy acquisition expenses         353        337       1,040      1,023
  Operating and administrative        413        325         997        810
                                   ------     ------      ------     ------
          Total expenses            1,700      1,613       5,218      4,906
                                   ------     ------      ------     ------
    Income from continuing
     operations before income
     taxes and cumulative
     effect of accounting change      331        172       1,170        721
Income tax expense                    101         35         359        168
                                   ------     ------      ------     ------
    Income from continuing
     operations before cumulative
     effect of accounting change      230        137         811        553
Cumulative effect of
 accounting change, net of taxes        -          -           -        (30)
                                   ------     ------      ------     ------
    Income from
     continuing operations            230        137         811        523
Gain (loss) from discontinued
 operations, net of taxes               1        190         (11)       173
                                   ------     ------      ------     ------
    Net income                       $231       $327        $800       $696
                                   ======     ======      ======     ======

Basic earnings per common share:
Income from continuing operations
 before cumulative effect
 of accounting change               $1.04      $0.59       $3.69      $2.39
Cumulative effect of
 accounting change, net of taxes        -          -           -      (0.13)
                                   ------     ------      ------     ------
    Income from
     continuing operations          $1.04      $0.59       $3.69      $2.26
Gain (loss) from discontinued
 operations, net of taxes               -       0.84       (0.06)      0.75
                                   ------     ------      ------     ------
    Net income                      $1.04      $1.43       $3.63      $3.01
                                   ======     ======      ======     ======
Diluted earnings per common share:
Income from continuing operations
 before cumulative effect
 of accounting change               $0.98      $0.56       $3.47      $2.26
Cumulative effect of accounting
 change, net of taxes                   -          -           -      (0.12)
                                   ------     ------      ------     ------
    Income from
     continuing operations          $0.98      $0.56       $3.47      $2.14
Gain (loss) from discontinued
 operations, net of taxes               -       0.78       (0.05)      0.70
                                   ------     ------      ------     ------
    Net income                      $0.98      $1.34       $3.42      $2.84
                                   ======     ======      ======     ======
Dividends declared on common stock  $0.27      $0.26       $0.81      $0.78
                                   ======     ======      ======     ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                              September 30,   December 31,
ASSETS                                             2000           1999
------                                        ------------    ------------
                                               (Unaudited)
Investments:
 Fixed maturities, at estimated fair value         $20,198         $19,080
 Equities, at estimated fair value                   1,634           1,617
 Real estate and mortgage loans                      1,307           1,504
 Venture capital, at estimated fair value            1,101             867
 Securities lending collateral                       1,484           1,216
 Other investments                                     319             298
 Short-term investments, at cost                     1,141           1,347
                                                  --------        --------
     Total investments                              27,184          25,929
Cash                                                    81             158
Asset management securities held for sale               29              45
Reinsurance recoverables:
 Unpaid losses                                       5,317           4,331
 Paid losses                                           316             191
Ceded unearned premiums                                732             639
Receivables:
 Underwriting premiums                               2,896           2,292
 Interest and dividends                                366             356
 Other                                                 344             223
Deferred policy acquisition expenses                 1,085             942
Deferred income taxes                                1,178           1,262
Office properties and equipment, at cost less
 accumulated depreciation of $450 (1999; $431)         515             499
Goodwill                                               510             399
Other assets                                         1,104           1,290
                                                  --------        --------
     Total assets                                  $41,657         $38,556
                                                  ========        ========


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                              September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               2000            1999
------------------------------------          ------------     -----------
                                               (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses               $18,647         $17,720
 Future policy benefits                              5,236           4,885
 Unearned premiums                                   3,567           3,048
                                                  --------        --------
   Total insurance reserves                         27,450          25,653
Debt                                                 1,636           1,466
Payables:
 Reinsurance premiums                                1,052             654
 Income taxes                                          399             311
 Accrued expenses and other                          1,093           1,138
Securities lending                                   1,484           1,216
Other liabilities                                    1,159           1,221
                                                  --------        --------
   Total liabilities                                34,273          31,659
                                                  --------        --------
Company-obligated mandatorily redeemable
 preferred capital securities of subsidiaries
 or trusts holding solely subordinated
 debentures of the Company                             337             425
                                                  --------        --------
Shareholders' equity:
Preferred:
SOP convertible preferred stock;
  1.45 shares authorized; 0.8 shares
  outstanding  (0.9 shares in 1999)                    118             129
Guaranteed obligation - SOP                            (68)           (105)
                                                  --------        --------
   Total preferred shareholders' equity                 50              24
                                                  --------        --------
Common:
Common stock, 480 shares authorized;
  218 shares outstanding (225 shares in 1999)        2,211           2,079
Retained earnings                                    4,119           3,827
Accumulated other comprehensive income:
 Unrealized appreciation                               735             568
 Unrealized loss on foreign currency translation       (68)            (26)
                                                  --------        --------
   Total accumulated other comprehensive income        667             542
                                                  --------        --------
   Total common shareholders' equity                 6,997           6,448
                                                  --------        --------
   Total shareholders' equity                        7,047           6,472
                                                  --------        --------
   Total liabilities, redeemable preferred
     securities and shareholders' equity           $41,657         $38,556
                                                  ========        ========
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                  Nine          Twelve
                                              Months Ended    Months Ended
                                              September 30     December 31
                                              ------------     -----------
                                                   2000            1999
                                                ----------      ----------
                                               (Unaudited)
Preferred shareholders' equity:
Series B SOP convertible preferred stock:
  Beginning of period                                 $129            $134
  Redemptions during period                            (11)             (5)
                                                  --------        --------
    End of period                                      118             129
                                                  --------        --------
Guaranteed obligation - SOP:
  Beginning of period                                 (105)           (119)
  Principal payments                                    37              14
                                                  --------        --------
    End of period                                      (68)           (105)
                                                  --------        --------
    Total preferred shareholders' equity                50              24
                                                  --------        --------
Common shareholders' equity:
Common stock:
  Beginning of period                                2,079           2,128
  Stock issued under stock incentive plans              69              37
  Stock issued for preferred shares redeemed            20               9
  Reacquired common shares                            (164)           (102)
  Conversion of monthly income
    preferred securities                               207               -
  Other                                                  -               7
                                                  --------        --------
    End of period                                    2,211           2,079
                                                  --------        --------
Retained earnings:
  Beginning of period                                3,827           3,480
  Net income                                           800             834
  Dividends declared on common stock                  (173)           (235)
  Dividends declared on preferred stock, net of taxes   (6)             (8)
  Reacquired common shares                            (348)           (254)
  Tax benefit on employee options, and other changes    28              14
  Premium on preferred shares redeemed                  (9)             (4)
                                                  --------        --------
    End of period                                    4,119           3,827
                                                  --------        --------
 Unrealized appreciation, net of taxes:
  Beginning of period                                  568           1,027
  Change during the period                             167            (459)
                                                  --------        --------
    End of period                                      735             568
                                                  --------        --------
Unrealized gain (loss)loss on foreign currency
 translation, net of taxes:
  Beginning of period                                  (26)            (14)
  Change during the period                             (42)            (12)
                                                  --------        --------
    End of period                                      (68)            (26)
                                                  --------        --------
    Total common shareholders' equity                6,997           6,448
                                                  --------        --------
    Total shareholders' equity                      $7,047          $6,472
                                                  ========        ========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)


                                      Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                      ------------------   -----------------
                                          2000      1999      2000      1999
                                        ------    ------    ------    ------


Net income                                $231      $327      $800      $696
                                        ------    ------    ------    ------
Other comprehensive income (loss),
net of taxes:
  Change in unrealized appreciation         70      (143)      167      (500)
  Change in unrealized loss on
      foreign currency translation         (21)       (5)      (42)      (10)
                                        ------    ------    ------    ------
      Other comprehensive income (loss)     49      (148)      125      (510)
                                        ------    ------    ------    ------
      Comprehensive income                $280      $179      $925      $186
                                        ======    ======    ======    ======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                    Nine Months Ended
                                                       September 30
                                                    ------------------
                                                    2000          1999
                                                    ----          ----
OPERATING ACTIVITIES
 Net income                                        $800           $696
 Adjustments:
  Loss (gain) from discontinued operations           11           (173)
  Change in property-liability
   insurance reserves                               331            106
  Change in reinsurance balances                   (872)          (456)
  Change in premiums receivable                    (418)          (256)
  Provision for federal
   deferred income tax expense                      166            107
  Change in accounts payable
   and accrued expenses                             (96)           170
  Change in asset management balances                (1)            (2)
  Depreciation and amortization                      79             94
  Realized investment gains                        (526)          (173)
  Cumulative effect of accounting change              -             30
  Other                                              72             (6)
                                                 ------         ------
    Net Cash Provided (Used)
     by Continuing Operations                      (454)           137
    Net Cash Provided (Used)
     by Discontinued Operations                      (8)            24
                                                 ------         ------
    Net Cash Provided (Used)
     by Operating Activities                       (462)           161
                                                 ------         ------

INVESTING ACTIVITIES
Purchase of investments                          (4,922)        (4,547)
Proceeds from sales and
 maturities of investments                        5,354          4,320
Net sales (purchases)
 of short-term investments                          285           (354)
Change in open security transactions                (35)            61
Purchases of office properties and equipment        (84)          (100)
Sales of office properties and equipment              8              5
Acquisitions, net of cash acquired                 (202)             -
Proceeds from sale of subsidiaries                  201            252
Other                                               (63)            49
                                                 ------         ------
    Net Cash Provided (Used)
     by Continuing Operations                       542           (314)
    Net Cash Provided (Used)
     by Discontinued Operations                      44            (48)
                                                 ------         ------
    Net Cash Provided (Used)
     by Investing Activities                        586           (362)
                                                 ------         ------

FINANCING ACTIVITIES
Deposits on universal life and
 investment contracts                               747            727
Withdrawals on universal life and
 investment contracts                              (433)           (96)
Dividends paid on common and preferred stock       (180)          (184)
Proceeds from issuance of debt                      498            110
Repayment of debt                                  (372)           (81)
Repurchase of common shares                        (512)          (265)
Stock options exercised and other                    51             15
                                                 ------         ------
    Net Cash Provided (Used) by
     Financing Activities                          (201)           226
                                                 ------         ------
    Increase (decrease) in cash                     (77)            25
    Cash at beginning of period                     158            146
                                                 ------         ------
    Cash at end of period                          $ 81           $171
                                                 ======         ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                          September 30, 2000



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

Supplemental Cash Flow Information
----------------------------------
Noncash Financing Activity - In August 2000, we issued 7,006,954 common shares in the conversion of over 99 percent of the St. Paul Capital L.L.C.'s (our wholly-owned subsidiary) $207 million of 6% Convertible Monthly Income Preferred Securities.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Acquisitions
---------------------

In February 2000, we closed on our purchase of Pacific Select Insurance Holdings, Inc., and its wholly-owned subsidiary Pacific Select Property Insurance Co. (together, Pacific Select), a California insurer that sells earthquake coverage to California homeowners. The transaction was accounted for as a purchase, at a cost of approximately $37 million. Pacific Select's results of operations from the date of purchase are included in our consolidated results for the nine months ended Sept. 30, 2000.

In April 2000, we closed on our acquisition of MMI Companies, Inc. (MMI), a Deerfield, Illinois-based provider of medical services-related insurance products and consulting services. The transaction was accounted for as a purchase, with a total purchase price of approximately $206 million, in addition to the assumption of $165 million in capital securities and debt. The purchase price resulted in goodwill of approximately $101 million, which we expect to amortize on a straight-line basis over 15 years. MMI's results of operations from the date of purchase are included in our consolidated results for the nine months ended Sept. 30, 2000.

Related to the MMI purchase, we established a reserve of $28 million, including $4 million in employee-related costs and $24 million in occupancy-related costs. The employee-related costs represent severance and related benefits such as outplacement counseling to be paid to, or incurred on behalf of, terminated employees. We estimated that approximately 130 employee positions would be eliminated, at all levels throughout MMI. Through Sept. 30, 2000, 94 employees had been terminated, with payments totaling $3 million. The occupancy-related cost represents excess space created by the terminations, calculated by determining the percentage of anticipated excess space, by location, and the current lease costs over the remaining lease period. The amounts payable under the existing leases were not discounted, and sublease income was included in the calculation only for those locations where sublease agreements were in place. No payments have been made related to the occupancy-related reserve.

The following table presents the pro forma results of our operations for the nine months ended Sept. 30, 2000 and 1999, as though we had purchased MMI at the beginning of each of the periods presented. The pro forma data is provided for illustrative purposes only, and does not purport to be indicative of the results that would have actually occurred if the purchase of MMI had been consummated at the beginning of the periods presented, or that may be obtained in the future.

     (In millions)
      -----------                              2000      1999
                                           --------   -------
      Total revenues                         $6,492     5,991
      Net income                                680       634

      Fully diluted earnings per share        $2.90      2.59


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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3 - Discontinued Operations
--------------------------------

Standard Personal Insurance Business
------------------------------------
On Sept. 30, 1999, we completed the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). As a result, the standard personal insurance operations have been accounted for as discontinued operations for all periods presented herein. During the third quarter of 1999, we recognized a pretax gain on proceeds of $138 million and a $136 million pretax gain on discontinued operations. The third quarter 1999 discontinued operations included a reserve reduction of $145 million.

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

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. Any losses incurred by us under these agreements will be reflected in discontinued operations in the period they are incurred. For the first nine months of 2000, we recorded a pretax loss of $5 million in discontinued operations. We have no other contingent liabilities related to the sale.

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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 4 - Earnings Per Share
---------------------------

Earnings per common share (EPS) amounts were calculated by dividing net income, as adjusted, by the average common shares outstanding.

                                      Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                      ------------------   -----------------
                                          2000      1999       2000     1999
                                        ------    ------     ------   ------
                                        (In millions except per share data)

    EARNINGS
    Basic:
    Net income, as reported               $231      $327       $800     $696
    Dividends on preferred
     stock, net of taxes                    (2)       (2)        (6)      (6)
    Premium on preferred shares redeemed    (3)       (1)        (9)      (3)
                                        ------    ------     ------   ------
      Net income available to
       common shareholders                $226      $324       $785     $687
                                        ======    ======     ======   ======

    Diluted:
    Net income available
     to common shareholders               $226      $324       $785     $687
    Effect of dilutive securities:
     Convertible preferred stock             2         2          5        5
     Convertible monthly income
      preferred securities                   1         2          5        6
     Zero coupon convertible notes           1         1          2        2
                                        ------    ------     ------   ------
      Net income available to
       common shareholders                $230      $329       $797     $700
                                        ======    ======     ======   ======

    COMMON SHARES
    Basic:
     Weighted average common
      shares outstanding                   217       227        216      228
                                        ======    ======     ======   ======
    Diluted:
     Weighted average common
      shares outstanding                   217       227        216      228
     Effect of dilutive securities:
      Stock options                          4         2          2        2
      Convertible preferred stock            6         7          7        7
      Convertible monthly income
       preferred securites                   3         7          6        7
      Zero coupon convertible notes          2         2          2        2
                                        ------    ------     ------   ------
               Total                       232       245        233      246
                                        ======    ======     ======   ======

    EARNINGS PER SHARE
    Basic                                $1.04     $1.43      $3.63    $3.01
                                        ======    ======     ======   ======
    Diluted                              $0.98     $1.34      $3.42    $2.84
                                        ======    ======     ======   ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 5 - Investments
--------------------

Investment Activity. A summary of investment transactions is presented below.

                                      Nine Months Ended September 30
                                      ------------------------------
                                                 2000           1999
                                             --------       --------
                                                   (In millions)
Purchases:
  Fixed maturities                             $2,813         $3,149
  Equities                                      1,663          1,063
  Real estate and mortgage loans                   12            123
  Venture capital                                 372            170
  Other investments                                62             42
                                             --------        -------
    Total purchases                             4,922          4,547
                                             --------        -------
Proceeds from sales and maturities:
  Fixed maturities                              2,796          2,920
  Equities                                      1,666          1,085
  Real estate and mortgage loans                  228             93
  Venture capital                                 613            156
  Other investments                                51             66
                                             --------       --------
    Total sales and maturities                  5,354          4,320
                                             --------       --------
    Net purchases (sales)                       $(432)         $ 227
                                             ========       ========

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                              Nine Months Ended       Twelve Months Ended
                             September 30, 2000        December 31, 1999
                             ------------------       -------------------
                                               (In millions)

Fixed maturities                        $   186                   $(1,336)
Equities                                    (71)                      223
Venture capital                             142                       255
Life deferred policy acquisition
   costs and policy benefits                 (1)                      122
Single premium immediate annuity reserves     -                        44
Other                                        (2)                      (13)
                                         ------                    ------
  Total change in pretax
    unrealized appreciation                 254                      (705)
Change in deferred taxes                    (87)                      246
                                         ------                    ------
  Total change in unrealized
     appreciation, net of taxes          $  167                    $(459)
                                         ======                    ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 6 - Income Taxes
---------------------

The components of income tax expense on income from continuing operations, before the cumulative effect of accounting change, were as follows :


                                Three Months Ended    Nine Months Ended
                                   September 30          September 30
                                ------------------    -----------------
                                    2000      1999      2000       1999
                                  ------    ------    ------     ------
                                               (In millions)

    Federal current tax expense    $  48       $24     $ 179       $ 35
    Federal deferred tax expense      48         2       166        107
                                  ------    ------    ------     ------
      Total federal income
       tax expense                    96        26       345        142
    Foreign income tax expense         -         7         1         20
    State income tax expense           5         2        13          6
                                  ------    ------    ------     ------
      Total income tax
       expense on continuing
       operations                   $101       $35      $359       $168
                                  ======    ======    ======     ======

In connection with our purchase of MMI, we established a $30 million valuation allowance for deferred tax assets related to MMI's non - U.S. operations. This allowance did not impact our consolidated results of operations.


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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 8 - Debt
-------------

Debt consists of the following:

                                 September  30,          December 31,
                                      2000                   1999
                                 -------------           ------------
                                  Book    Fair           Book    Fair
                                 Value   Value          Value   Value
                                 -----   -----          -----   -----
                                            (In millions)

  Medium-term notes               $617    $601           $617    $598
  7-7/8% senior notes              249     257              -       -
  8-1/8% senior notes              249     257              -       -
  8-3/8% senior notes              150     151            150     153
  Commercial paper                 115     115            400     400
  Zero coupon convertible notes     97      94             94      93
  7-1/8% senior notes               80      79             80      78
  Variable rate borrowing           64      64             64      64
  Real estate mortgages             15      15             15      15
  Floating rate notes                -       -             46      46
                                ------  ------         ------  ------
     Total debt                 $1,636   1,633         $1,466  $1,447
                                ======  ======         ======  ======

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


The tabular information on the following pages provides revenue and income data for each of our business segments for the three months and nine months ended Sept. 30, 2000 and 1999. In the first quarter of 2000, we implemented a new segment reporting structure for our property-liability insurance business following the fourth-quarter realignment of our primary insurance underwriting operations into a Global Specialty Practices organization. As part of that realignment, a portion of our non-U.S. primary insurance business is now included in the respective business segment to which it pertains, which differs from our prior practice of including all non-U.S. business in the International segment. Our Global Specialty segments are managed on a global basis. Under our new segment structure, our International segment includes our operations at Lloyd's and specialty insurance business that we do not manage on a global basis, including Unionamerica, MMI's international business. Also, our Global Healthcare underwriting operation is now reported as a separate business segment, which differs from its prior classification as a component of the Specialty Commercial segment. This change reflects the increasing size of this business, including MMI's U.S. business, relative to our total underwriting operation. Finally, we reclassified our Construction business center, previously included in the Commercial Lines Group segment, to our Other Global Specialty segment, to reflect the more specialized nature of this business. Segment information for 1999 has been restated to be consistent with the 2000 presentation.

                             Three Months Ended      Nine Months Ended
                                September 30          September 30
                             ------------------      -----------------
                                 2000      1999        2000       1999
                               ------    ------      ------     ------
                                            (In millions)
Revenues from Continuing Operations
 Property-liability insurance:
  Primary Insurance Operations:
   Commercial Lines Group        $394      $325      $1,173     $1,164
   Global Surety                   96       101         316        291
   Global Healthcare              139       148         451        478
   Other Global Specialty         322       351       1,012      1,009
   International                   85        47         303        182
                               ------    ------      ------     ------
      Total primary
       insurance operations     1,036       972       3,255      3,124
   Reinsurance                    289       213         847        697
                               ------    ------      ------     ------
      Total property-liability
       premiums earned          1,325     1,185       4,102      3,821
                               ------    ------      ------     ------
   Investment operations:
    Net investment income         312       317         943        951
    Realized investment gains     104        38         542        170
                               ------    ------      ------     ------
      Total investment
       operations                 416       355       1,485      1,121
   Other                           25        12          66         58
                               ------    ------      ------     ------
      Total property-
       liability insurance      1,766     1,552       5,653      5,000
                               ------    ------      ------     ------
    Life insurance                162       131         422        340
                               ------    ------      ------     ------
    Asset management               92        87         280        256
                               ------    ------      ------     ------
      Total reportable
       segments                 2,020     1,770       6,355      5,596
    Parent company, other
     operations and
     consolidating eliminations    11        15          33         31
                               ------    ------      ------     ------
     Total revenues            $2,031    $1,785      $6,388     $5,627
                               ======    ======      ======     ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Segment Information (continued)
---------------------------------------

                             Three Months Ended      Nine Months Ended
                                 September 30          September 30
                             ------------------     ------------------
                                 2000      1999        2000       1999
                               ------    ------      ------     ------
                                             (In millions)

Income (Loss) from Continuing Operations
 Before Income Taxes and Cumulative Effect
 of Accounting Change
  Property-liability insurance:
   Primary Insurance Operations:
    Commercial Lines Group        $15      $(38)        $48      $(179)
    Global Surety                  (2)        6          29         33
    Global Healthcare             (70)      (17)       (135)       (64)
    Other Global Specialty          6       (83)        (22)      (143)
    International                   -         3         (60)       (17)
                               ------    ------      ------     ------
      Total primary
       insurance                  (51)     (129)       (140)      (370)
    Reinsurance                     4        15         (74)        44
                               ------    ------      ------     ------
      Total GAAP
       underwriting result        (47)     (114)       (214)      (326)
                               ------    ------      ------     ------
    Investment operations:
     Net investment income        312       317         943        951
     Realized investment gains    104        38         542        170
                               ------    ------      ------     ------
      Total investment
        operations                416       355       1,485      1,121
    Other                         (24)      (77)        (88)       (94)
                               ------    ------      ------     ------
      Total property-
       liability insurance        345       164       1,183        701
                               ------    ------      ------     ------
 Life insurance                    15        20          32         48
                               ------    ------      ------     ------
 Asset management:
  Pretax income before
   minority interest               43        39         130        116
  Minority interest               (10)       (9)        (30)       (27)
                               ------    ------      ------     ------
      Total asset management       33        30         100         89
                               ------    ------      ------     ------
      Total reportable
       segments                   393       214       1,315        838
 Parent company,other
  operations and consolidating
  eliminations                    (62)      (42)       (145)      (117)
                               ------    ------      ------     ------
      Total income before
       income taxes and
       cumulative effect of
       accounting change         $331      $172      $1,170       $721
                               ======    ======      ======     ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 10 - Reinsurance
---------------------

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

Our 2000 income from continuing operations benefited from cessions made under our corporate all-lines, excess-of-loss reinsurance program (the "corporate program"), and cessions made under a separate excess-of-loss treaty exclusive to our Reinsurance segment. Under the corporate program, during the third quarter of 2000, we ceded written premiums of $183 million, earned premiums of $193 million and insurance losses and loss adjustment expenses of $338 million, for a net pretax benefit of $145 million. For the nine months ended Sept. 30, 2000, we ceded written and earned premiums of $263 million and insurance losses and loss adjustment expenses of $449 million, resulting in a year-to-date net pretax benefit of $186 million. Under the separate Reinsurance segment treaty, for the nine months ended Sept. 30, 2000, we ceded written and earned premiums of $64 million, and insurance losses and loss adjustment expenses of $128 million, resulting in a net pretax benefit of $64 million.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses, loss adjustment expenses and life policy benefits are as follows:

                             Three Months Ended        Nine Months Ended
                                September 30             September 30
                             ------------------        -----------------
(In millions)                    2000      1999           2000      1999
                                -----     -----          -----     -----
Written premiums:
   Direct                      $1,571    $1,254         $3,981    $3,484
   Assumed                        451       336          1,567     1,227
   Ceded                         (530)     (368)        (1,165)     (763)
                                -----     -----          -----     -----
    Net premiums written        1,492     1,222          4,383     3,948
                                =====     =====          =====     =====

Earned premiums:
   Direct                       1,297     1,152          3,744     3,449
   Assumed                        521       364          1,439     1,064
   Ceded                         (493)     (331)        (1,081)     (692)
                                -----     -----          -----     -----
    Net premiums earned         1,325     1,185          4,102     3,821
Life                               77        62            185       127
                                -----     -----          -----     -----
    Total premiums earned       1,402     1,247          4,287     3,948
                                =====     =====          =====     =====

Insurance losses and loss
adjustment expenses:
   Direct                       1,059       831          2,893     2,710
   Assumed                        205       289          1,241       779
   Ceded                         (451)     (270)        (1,267)     (669)
                                -----     -----          -----     -----
   Net losses and loss
     adjustment expenses          813       850          2,867     2,820
Life policy benefits              121       101            314       253
                                -----     -----          -----     -----
     Total                      $ 934     $ 951         $3,181    $3,073
                                =====     =====          =====     =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 11 - Restructuring Charges
-------------------------------

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

The employee-related charge represents severance and related benefits such as outplacement counseling, vacation buy-out and medical coverage to be paid to terminated employees. The charge relates to the anticipated termination of approximately 700 employees at all levels throughout the Company. Approximately 590 employees were terminated under this action.

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

The equipment charges represent the elimination of personal computers directly related to the number of employees being severed under this cost reduction action and the elimination of network servers and other equipment resulting from this action. The amount was calculated as the book value of this equipment less estimated sale proceeds. All actions to be taken under this plan were completed in 2000.

The following presents a rollforward of activity related to this charge:

(In millions)             Pre-tax      Reserve at                 Reserves at
                           Charge   Dec. 31. 1999   Payments   Sept. 30, 2000
                         --------   -------------  ---------  ---------------
Charges to
earnings:

Employee-related              $25             $14       $(13)             $1
Occupancy-related              33              31         (5)             26
Equipment charges               2             N/A        N/A             N/A
                           ------          ------     ------          ------
    Total                     $60             $45       $(18)            $27
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

Approximately 500 employees were terminated under the restructuring plan. Termination actions taking place under this plan have been completed. Since substantially all payments have been made to terminated employees, we reduced the employee-related accrual by $2 million.

The table below provides a rollforward of activity related to this charge:


(in millions)

              Pre-tax      Reserve at                            Reserves at
               Charge   Dec. 31, 1999  Payments  Adjustments  Sept. 30, 2000
              -------   -------------  --------  -----------  --------------

Charges to
earnings:

Employee-
 related          $26              $3       $(1)         $(2)            $-
Occupancy-
 related            8               2         -            -              2
               ------          ------     -----        -----          -----
    Total         $34              $5       $(1)         $(2)            $2
               ======          ======     =====        =====          =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 11 - Restructuring Charges (continued)
------------------------------------------

Second Quarter 1998 Charge - Related to our merger with USF&G, we recorded a pretax charge to earnings of $292 million in 1998, primarily consisting of severance and other employee-related costs, facilities exit costs, asset impairments and transaction costs. We estimated that approximately 2,000 positions would be eliminated due to the combination of the two organizations, resulting from efficiencies to be realized by the larger organization and the elimination of redundant functions. All levels of employees, from technical staff to senior management, were affected by the reductions. The original number of positions expected to be reduced by function included approximately 950 in our property-liability underwriting operation, 350 in claims and 700 in finance and other administrative positions, throughout the United States. Approximately 2,200 positions were eliminated, and the cost of termination benefits paid was $137 million. Termination actions taking place under this plan were completed by Dec. 31, 1999, however, payments were still being made to terminated employees during the first six months of 2000. Since certain executives remained with the company and are no longer eligible to receive the amounts accrued, the executive severance accrual was reduced by $2 million.

The following table provides a rollforward of activity related to the charge:

  (In millions)

                         Pre-tax
  Charges to earnings:    Charge
  -------------------    -------


USF&G corporate
 headquarters              $36
Long-lived assets           23
Acceleration of software
 depreciation               10
Computer leases and
 equipment                  10
  Other equipment and
  furniture                  8
                          ----
          Subtotal          87
                          ----
 Accrued charges subject
  to rollforward:
 ----------------                Reserve                           Reserve
                          Pre-        at                                at
                           tax   Dec. 31,                         Sept. 30,
                         Charge     1999  Payments  Adjustments       2000
                         ------  -------  --------  -----------   --------

  Executive severance      $89       $3       $(1)         $(2)        $-
  Other severance           52        1        (1)           -          -
  Branch lease exit costs   34       24        (5)           -         19
  Transaction costs         30        -         -            -          -
                          ----      ---       ---          ---        ---
  Accruals subject to
   rollforward             205       28        (7)          (2)        19
                          ----      ---       ---          ---        ---
          Total           $292      $28       $(7)         $(2)       $19
                          ====      ===       ===          ===        ===

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 12 - Share Repurchase Authorization
----------------------------------------

On May 2, 2000, our board of directors authorized a new $300 million share repurchase program. Under the program, we are authorized to repurchase up to an additional $300 million of our common stock in the open market and through private transactions. The new authorization was in addition to the $76 million remaining at that time under a $500 million repurchase plan approved in November 1999. At Sept. 30, 2000, we had approximately $198 million remaining available for repurchase under the May 2000 authorization.

Note  13  - Conversion of 6% Convertible Monthly Income Preferred Securities
----------------------------------------------------------------------------

On July 14, 2000, St. Paul Capital L.L.C. (a wholly-owned subsidiary of the company) provided notice to holders of its $207 million of 6% Convertible Monthly Income Preferred Securities that it was exercising its right to cause the conversion rights of the holders of those securities to expire on Aug. 14, 2000. Over 99 percent of the 4.14 million securities were converted into approximately 7 million shares of the St. Paul's common stock, at a conversion price of $29.50 per security. The remaining securities were redeemed at $50.00 per security plus accumulated and unpaid dividends.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                       September 30, 2000


                      Consolidated Results
                      --------------------

The following table summarizes The St. Paul's results for the third quarter and first nine months of 2000 and 1999.

                                     Three Months         Nine Months
                                  Ended September 30   Ended September 30
                                  ------------------   ------------------
(In millions except
  per share data)
                                       2000     1999        2000     1999
  Pretax income (loss):              ------   ------      ------   ------
    Property-liability insurance:
     GAAP underwriting result          $(47)   $(114)      $(214)   $(326)
     Net investment income              312      317          943     951
     Realized investment gains          104       38          542     170
     Other                              (24)     (77)         (88)    (94)
                                      -----    -----        -----   -----
      Total property-
       liability insurance              345      164        1,183     701
    Life insurance                       15       20           32      48
    Asset management                     33       30          100      89
    Parent and other                    (62)     (42)        (145)   (117)
                                      -----    -----        -----   -----
      Income from continuing
       operations before
       income taxes and cumulative
       effect of accounting
       change                           331      172        1,170     721
  Income tax expense                    101       35          359     168
                                      -----    -----        -----   -----
      Income from continuing
       operations before cumulative
       effect of accounting
       change                           230      137          811     553
  Cumulative effect of accounting
   change, net of taxes                   -        -            -     (30)
                                      -----    -----        -----   -----
      Income from continuing
       operations                       230      137          811     523
  Discontinued operations,
   net of taxes                           1      190          (11)    173
                                      -----    -----        -----   -----
      Net income                      $ 231     $327         $800    $696
                                      =====    =====        =====   =====
  Diluted net income per
   common share                       $0.98    $1.34        $3.42   $2.84
                                      =====    =====        =====   =====

Consolidated Results
--------------------
Our pretax income from continuing operations of $331 million in the third quarter was 92% higher than comparable pretax income of $172 million in the same 1999 period, driven by an increase in realized investment gains and improved underwriting results in our property-liability operations. Through the first nine months of 2000, pretax income from continuing operations was $449 million higher than in the comparable period of 1999, primarily due to the significant increase in realized investment gains.
Our property-liability insurance pretax results for the third quarter and first nine months of both 2000 and 1999 included significant benefits from aggregate excess-of-loss reinsurance treaties, as detailed on page 25 of this report. Nine-month results in 2000 also reflect a $102 million reserve reduction, as discussed on page 26 of this report. Third quarter and nine-month results of discontinued operations in 1999 reflect the gain on sale of our standard personal insurance business, as discussed on page 24 of this report. Our effective tax rate in 2000 was significantly higher than the comparable 1999 rate, primarily due to the substantial increase in realized investment gains, which were taxed at the 35% federal statutory rate.

The "cumulative effect of accounting change" of $30 million (net of taxes) in 1999 represented the effect of adopting the AICPA's Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for recognizing and measuring liabilities for guaranty fund and other insurance-related assessments.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                Consolidated Highlights (continued)
                ----------------------------------

Elimination of One-Quarter Reporting Lag
----------------------------------------
In the first quarter of 2000, we eliminated the one-quarter reporting lag for our reinsurance operations based in the United Kingdom ("St. Paul Re - UK"), and now report the results of those operations on a current basis. As a result, our consolidated results for the first nine months of 2000 include St. Paul Re - UK's results for the fourth quarter of 1999 and the first nine months of 2000. The year-to-date incremental impact on our property-liability operations of eliminating the reporting lag, which consists of St. Paul Re - UK's results for the three months ended Sept. 30, 2000, was as follows:


  (In millions)
   -----------
                                            Three Months Ended
                                            September 30, 2000
                                            ------------------
  Written premiums                                   $40
  Earned premiums                                    $59
  GAAP underwriting result                            $4
  Net investment income                              $11
  Pretax income                                      $17
  Net income                                          $6


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

In April 2000, we completed our acquisition of MMI Companies, Inc. (MMI), an international health care risk services company that provides integrated products and services in operational consulting, clinical risk management, and insurance and reinsurance in the U.S. and London markets. The acquisition was accounted for as a purchase for approximately $206 million in cash plus the assumption of $165 million of MMI debt and capital securities. The results of MMI's domestic U.S. operations are reported in our Global Healthcare segment, and the results of MMI's U.K.-based operations, Unionamerica Insurance Company Limited (Unionamerica), are included in our International segment. The acquisition of MMI added the following amounts (excluding the impact of the corporate reinsurance program) to our property-liability results of operations for the third quarter and first nine months of 2000:

                                     Three Months            Nine Months
 (in millions)                   Ended Sept. 30, 2000    Ended Sept. 30 2000
  -----------                    --------------------    -------------------

  Written premiums                         $97                   $139
  Earned premiums                          $89                   $182
  GAAP underwriting result               $(102)                 $(157)
  Net investment income                    $19                    $37

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


               Consolidated Highlights (continued)
               ----------------------------------

Discontinued Operations
-----------------------
In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (Economy), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are incurred. In the first nine months of 2000, we recorded a pretax loss of $5 million in discontinued operations.

During the third quarter of 1999, we recognized a pretax gain on proceeds of $138 million and a $136 million pretax gain on third quarter discontinued operations. The third quarter discontinued operations included a reserve reduction of $145 million.

In May 2000, we completed the sale of our nonstandard auto insurance operations to Prudential Insurance Company of America (Prudential) for a total cash consideration of approximately $175 million (net of a $25 million dividend paid by these operations to our property-liability insurance operations prior to closing). Prudential purchased the nonstandard auto business marketed under the Victoria Financial and Titan Auto brands. In the first nine months of 2000, we recorded a pretax loss of $13 million in discontinued operations related to these operations, representing their operating results for the first nine months of 2000 plus an additional loss recorded on closing.

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

                  Property-Liability Insurance
                  ----------------------------

Overview
--------
Our reported premium volume and underwriting results in both 2000 and 1999 were impacted by cessions made under a corporate all-lines, aggregate excess-of-loss reinsurance program (the
"corporate reinsurance program"), and cessions made under a separate aggregate excess-of-loss treaty exclusive to our Reinsurance segment (together, the "reinsurance treaties"). The table on the following page summarizes the impact of the reinsurance cessions on our 2000 and 1999 results:

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                  Three Months         Nine Months
                               Ended September 30   Ended September 30
                               ------------------   ------------------
(In millions)                       2000     1999        2000     1999
 -----------                      ------    -----       -----    -----
  Corporate program:
     Ceded written premiums         $183     $129        $263     $129

     Ceded earned premiums           193      129         263      129
     Ceded losses and loss
      adjustment expenses            338      235         449      235
                                   -----    -----       -----    -----
        Net pretax benefit           145      106         186      106
                                   -----    -----       -----    -----

  Reinsurance segment treaty:
     Ceded written premiums            8       18          64       43

     Ceded earned premiums             8       18          64       43
     Ceded losses and loss
      adjustment expenses              8       53         128      109
                                   -----    -----       -----    -----
        Net pretax benefit             -       35          64       66
                                   -----    -----       -----    -----

  Combined total:
     Ceded written premiums          191      147         327      172

     Ceded earned premiums           201      147         327      172
     Ceded losses and loss
      adjustment expenses            346      288         577      344
                                   -----    -----       -----    -----
        Net pretax benefit          $145     $141        $250     $172
                                   =====    =====       =====    =====

The pretax benefit (detriment) of the reinsurance treaties was allocated to our business segments as follows:


                                  Three Months         Nine Months
                               Ended September 30   Ended September 30
                               ------------------   ------------------
(In millions)                       2000     1999        2000     1999
                                  ------   ------      ------   ------
  Commercial Lines Group           $  (5)    $ 59       $  (5)    $ 59
  Global Surety                        6        -           6        -
  Global Healthcare                   43        -          43        -
  Other Global Specialty              40        -          40        -
  International                       57       18          70       18
                                   -----    -----       -----    -----
      Total Primary Insurance        141       77         154       77
  Reinsurance                          4       64          96       95
                                   -----    -----       -----    -----
      Total  Property-
       Liability Insurance          $145     $141        $250     $172
                                   =====    =====       =====    =====


Under terms of the reinsurance treaties, we pay to our counter-party the ceded earned premiums related to the ceded losses and loss adjustment expenses shortly after coverage under the treaties has been triggered. We recover the ceded loss and loss adjustment expenses from the counter-party as the related claims are settled, which may occur over a period of several years. The loss and loss adjustment expense cessions made under the corporate program in the third quarter of 2000 were solely the result of losses incurred in 2000, whereas the cessions made prior to the third quarter were the result of adverse development on losses incurred during the 1999 accident year.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Our reported consolidated written premiums totaled $1.49 billion in the third quarter of 2000, 22% ahead of reported third quarter 1999 premiums of $1.22 billion. Excluding the impact of the reinsurance cessions in both years and the addition of MMI in 2000, our consolidated third quarter premium volume totaled $1.59 billion, 16% higher than comparable premiums of $1.37 billion in the same period of 1999. On a year-to-date basis, excluding those factors and the impact of the quarter reporting lag elimination, our consolidated written premiums totaled $4.53 billion, an increase of 10% over comparable 1999 premiums of $4.12 billion. Premium growth in 2000 was spread throughout most of our business segments but was most prevalent in the International and Commercial Lines Group segments.

Our reported loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 61.3 for the third quarter of 2000, compared with a reported loss ratio of 71.8 in the same 1999 period. The reported loss ratios in both years were impacted by the reinsurance treaties, and the 2000 ratio also reflects the effect of the MMI acquisition and a reduction of our estimate of ultimate losses on certain non-traditional reinsurance contracts, totaling $56 million, in our Reinsurance segment (discussed on page 32 of this report). Excluding these factors in both years, the 2000 third quarter loss ratio was 72.7, compared with 85.4 in the same period of 1999. On a year-to-date basis, excluding all of these factors in both years and the impact of the quarter reporting lag elimination in 2000, our consolidated loss ratio was 76.0, compared with 79.2 in 1999. The year-to-date 2000 ratio includes a 2.5 point benefit from a $102 million reduction in workers' compensation reserves in the second quarter related to favorable prior year development.

With the exception of our Global Healthcare segment, our domestic primary operations achieved strong improvement in profitability in the first nine months of 2000. Over the last two years, we have taken aggressive actions to improve the quality and profitability of our domestic book of business, particularly in the Commercial Lines Group and Other Global Specialty segments. Those actions focused on eliminating unprofitable business, implementing price increases on new and renewal business, and reducing expenses. Through the first nine months of 2000, we have achieved significant price increases on our standard commercial insurance business as well as on most specialty commercial insurance coverages we offer. We have also achieved significant improvement in the current underwriting year results for the majority of our primary insurance operations.

Catastrophe losses totaled $17 million in the third quarter of 2000, the lowest quarterly total in over two years. Catastrophe losses in last year's third quarter totaled $126 million.
Through the first nine months of 2000, catastrophe losses totaled $140 million, over half of which were the result of additional loss development arising from severe storms that struck Europe in late 1999.

Our reported expense ratio, measuring underwriting expenses as a percentage of premiums written, was 39.0 for the third quarter and 34.6 for the first nine months of 2000, compared with reported expense ratios of 36.6 and 34.1 for the respective periods of 1999. The reported expense ratios in both years were impacted by the reinsurance treaties, and the 2000 ratio also reflects the effect of the MMI acquisition and the $66 million increase in our estimate of the reserves for contingent commissions on certain non-traditional reinsurance business (discussed on page 32 of this report). Excluding these factors in both years, our consolidated expense ratios for the third quarter and first nine months of 2000 were
31.3 and 30.7, respectively, compared with expense ratios of 32.7 for the same 1999 periods. The improvement over the same periods of 1999 reflects the significant growth in written premium volume in 2000 and the efficiencies realized as a result of our expense reduction initiatives over the last two years.

The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis). Results in the table include the impact of the reinsurance treaties described previously.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                 % of  Three Months Ended  Nine Months Ended
                                 2000     September 30        September 30
(Dollars in millions)          Written ------------------ ------------------
 -------------------          Premiums       2000    1999       2000    1999
  Commercial Lines Group:     --------     ------  ------     ------  ------
    Written Premiums                29%      $457     319      1,252   1,117
    Underwriting Result                       $15     (38)        48    (179)
    Combined Ratio                           94.6   110.0       95.7   115.2

  Global Surety:
    Written Premiums                 8%      $102     111        342     332
    Underwriting Result                       $(2)      6         29      33
    Combined Ratio                           98.5    84.3       88.2    81.7

  Global Healthcare:
    Written Premiums                 9%      $179     173        419     418
    Underwriting Result                      $(70)    (17)      (135)    (64)
    Combined Ratio                          146.1   110.6      131.2   116.7

  Other Global Specialty:
    Written Premiums                25%      $391     377      1,107   1,048
    Underwriting Result                        $6     (83)       (22)   (143)
    Combined Ratio                           94.4   121.9      100.7   113.1

  International:
    Written Premiums                 8%       $87      43        362     251
    Underwriting Result                       $ -       3        (60)    (17)
    Combined Ratio                           93.8    99.1      114.4   103.7
                                   ---      -----   -----      -----   -----
     Total Primary
      Insurance:
       Written Premiums            79%     $1,216   1,023      3,482   3,166
       Underwriting Result                   $(51)   (129)      (140)   (370)
       Combined Ratio                       101.2   110.7      103.3   111.3

  Reinsurance:
    Written Premiums               21%       $276     199        901     782
    Underwriting Result                        $4      15        (74)     44
    Combined Ratio                          100.3    98.1      109.0    93.1
                                  ---       -----   -----      -----   -----
     Total Property-
  Liability Insurance:
       Written Premiums           100%     $1,492   1,222      4,383   3,948
                                  ===
       GAAP Underwriting Result              $(47)   (114)      (214)   (326)

     Statutory Combined Ratio:
      Loss and Loss Expense Ratio            61.3    71.8       69.9    73.8
       Underwriting Expense Ratio            39.0    36.6       34.6    34.1
                                            -----   -----      -----   -----
       Combined Ratio                       100.3   108.4      104.5   107.9
                                            =====   =====      =====   =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Underwriting Results by Segment
-------------------------------

The following discussion of our underwriting segments will focus on results excluding the impact of the reinsurance treaties, discussed previously, in both 2000 and 1999.

Commercial Lines Group
----------------------
The Commercial Lines Group segment includes our standard commercial and catastrophe risk business centers, as well as the results of our limited involvement in insurance pools. The following table summarizes results for this segment excluding the impact of the corporate reinsurance program in both years.

                                     Three Months         Nine Months
                                  Ended September 30   Ended September 30
                                  ------------------   ------------------
(Dollars in millions)                 2000      1999       2000      1999
 -------------------                 -----     -----      -----     -----

Net written premiums                  $463      $392     $1,258    $1,189
 Percentage increase over 1999          18%                   6%

GAAP underwriting result               $21      $(97)       $53     $(238)

Loss and loss adjustment
 expense ratio                        62.8      88.6       62.7      84.4
Underwriting expense ratio            30.6      34.3       32.6      34.5
                                     -----     -----      -----     -----
     Combined ratio                   93.4     122.9       95.3     118.9
                                     =====     =====      =====     =====

Premium growth in the third quarter and first nine months of 2000 was driven by price increases on renewal business in our standard commercial operation. Our business retention levels on those policies targeted for renewal have remained steady in 2000 despite sizeable price increases. Year-to-date catastrophe risk written premiums of $99 million were $42 million higher than the same period of 1999, primarily due to our acquisition of Pacific Select, which underwrites earthquake coverages in California.

The significant improvement in this segment's third quarter and year-to-date underwriting result reflect the combined impact of price increases and our profit improvement initiatives over the last several years. The current accident year loss ratio in 2000 improved 17.5 points over the first nine months of 1999. Over the last two years, we have taken aggressive steps to improve our book of standard commercial business through the nonrenewal of unprofitable business and the implementation of significant price increases. The year-to-date underwriting result included a $69 million benefit from the favorable prior year development on workers' compensation reserves. We expect continued improvement in this segment during the final quarter of the year.


Global Surety
-------------
Our Global Surety segment underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. The following table summarizes results for this segment excluding the impact of the corporate reinsurance program.

                                     Three Months         Nine Months
                                  Ended September 30   Ended September 30
                                  ------------------   ------------------
(Dollars in millions)                 2000      1999       2000      1999
 -------------------                 -----     -----      -----     -----

Net written premiums                  $113      $111       $353      $332
 Percentage increase over 1999           1%                   6%

GAAP underwriting result               $(8)       $6        $23       $33

Loss and loss adjustment
 expense ratio                        54.0      35.3       41.6      32.9
Underwriting expense ratio            50.7      49.0       49.0      48.8
                                     -----     -----      -----     -----
     Combined ratio                  104.7      84.3       90.6      81.7
                                     =====     =====      =====     =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

The pace of premium growth in the Global Surety segment slowed in the third quarter of 2000, reflecting tightened underwriting standards implemented in recent quarters due to the potential for slower economic growth. Also impacting our premium growth was a slowdown in the rate of public construction spending in the United States. The 6% increase in year-to-date premium volume resulted from additional business from our existing customer base, as well as from new customers. Underwriting results in the third quarter of 2000 were adversely impacted by losses in our Mexican operations, where we have implemented corrective underwriting and claim-handling initiatives designed to mitigate our exposure to losses.


Global Healthcare
-----------------
Our Global Healthcare segment (formerly Medical Services) provides property-liability insurance throughout the entire health care delivery system. The following table summarizes results excluding the impact of the corporate reinsurance program.

                                     Three Months         Nine Months
                                  Ended September 30   Ended September 30
                                  ------------------   ------------------
(Dollars in millions)                 2000      1999       2000      1999
 -------------------                 -----     -----      -----     -----

Net written premiums                  $234      $173       $474      $418
 Percentage increase over 1999          36%                  14%

GAAP underwriting result             $(113)     $(17)     $(178)     $(64)

Loss and loss adjustment
 expense ratio                       135.2      86.7      110.1      91.1
Underwriting expense ratio            21.2      23.9       26.0      25.6
                                     -----     -----      -----     -----
     Combined ratio                  156.4     110.6      136.1     116.7
                                     =====     =====      =====     =====

Global Healthcare written premium volume for the third quarter and first nine months of the year included premiums of $48 million and $61 million, respectively, from MMI's domestic operations. Excluding MMI, third quarter premium volume increased 8% over the same 1999 period. Premium volume in the first nine months of 1999 included a $37 million premium recorded on one three-year policy; excluding that premium and MMI's incremental contribution in 2000, year-to-date premium volume in 2000 was 8% ahead of the same period of 1999. The premium growth in 2000 resulted from a combination of price increases and higher business retention ratios on accounts targeted for renewal.

Underwriting results in this segment deteriorated markedly from 1999, concentrated primarily in two lines of business - nursing home facilities and major accounts. MMI's domestic operations accounted for $90 million and $130 million, respectively, of the third quarter and nine-month underwriting loss in 2000. These losses reflect the impact of reserve strengthening subsequent to our acquisition of MMI in April of this year. As MMI policies renew, we continue to re-underwrite the book of business by not renewing unprofitable business and implementing significant price increases. The remainder of our Global Healthcare segment excluding MMI improved over the first nine months of 1999, posting a combined ratio of 111.5, over five points lower than the comparable 1999 ratio.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Other Global Specialty
----------------------
The Other Global Specialty segment includes the following business centers: Construction, Technology, Ocean Marine,
Financial and Professional Services, Public Sector Services, and
Excess and Surplus Lines. The following table summarizes results excluding the impact of the corporate reinsurance program.

                                    Three Months          Nine Months
                                 Ended September 30    Ended September 30
                                 ------------------    ------------------
(Dollars in millions)                2000      1999        2000      1999
 -------------------                -----     -----       -----     -----

Net written premiums                 $451      $377      $1,168    $1,048
 Percentage increase over 1999         20%                   11%

GAAP underwriting result             $(34)     $(83)       $(62)    $(143)

Loss and loss adjustment
 expense ratio                       78.2      91.7        75.1      82.2
Underwriting expense ratio           28.4      30.2        29.5      30.9
                                    -----     -----       -----     -----
     Combined ratio                 106.6     121.9       104.6     113.1
                                    =====     =====       =====     =====

Premium growth in the third quarter and first nine months of 2000 was centered in our Technology business center, due to significant new business, strong business retention rates and price increases. Technology written premiums of $89 million in the third quarter increased 67% over the same period of 1999, and year-to-date premium volume of $229 million was 47% ahead of 1999. Construction premium volume increased by only 1% in the first nine months of 2000, reflecting our continuing efforts to improve the quality of this book of business through the nonrenewal of unprofitable and inadequately priced business. Financial and Professional Services, and Public Sector Services recorded strong premium growth in 2000, primarily the result of price increases. Premium volume in Ocean Marine and Excess and Surplus Lines declined, however, reflecting our efforts to eliminate unprofitable business from these operations.

The significant improvement in underwriting results in this segment in 2000 was centered in the Construction and Ocean Marine business centers. In Construction, the third quarter underwriting loss of $22 million was $11 million less than the comparable 1999 loss, primarily due to improvement in the current accident year loss ratio, which reflects the impact of corrective underwriting and pricing actions implemented in this operation over the last two years. Year-to-date results in Construction also include a $33 million benefit from the reduction in workers' compensation reserves recorded in the second quarter. The improvement in Ocean Marine results in 2000 resulted primarily from our late-1999 withdrawal from underwriting Midwest river transportation business, which had generated poor results. The Technology business center recorded a third quarter underwriting profit of $15 million, driven by favorable current and prior year loss experience.

International
-------------
Under our new Global Specialty reporting structure, our International segment consists of our operations at Lloyd's, and specialty business that is not managed on a global basis. In addition, beginning in the second quarter of 2000, this segment includes the results of MMI's London-based insurance and reinsurance operation, Unionamerica. The following table summarizes results excluding the impact of the corporate reinsurance program.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------


                                    Three Months          Nine Months
                                 Ended September 30    Ended September 30
                                 ------------------    ------------------
(Dollars in millions)                2000      1999        2000      1999
 -------------------                -----     -----       -----     -----

Net written premiums                 $150       $65        $448      $273
 Percentage increase over 1999        133%                   64%

GAAP underwriting result             $(57)     $(15)      $(130)     $(34)

Loss and loss adjustment
 expense ratio                      105.8      81.1       101.0      81.4
Underwriting expense ratio           29.8      43.2        29.2      31.6
                                    -----     -----       -----     -----
     Combined ratio                 135.6     124.3       130.2     113.0
                                    =====     =====       =====     =====

Unionamerica accounted for $50 million of written premiums in the third quarter and $80 million through the first nine months of 2000. Excluding Unionamerica, our International segment's written premium growth rates for the third quarter and first nine months of 2000 were 55% and 35%, respectively. The majority of that growth occurred in our Lloyd's operation as a result of additional investment in Lloyd's syndicates, and the addition of new underwriting teams.

Underwriting results for the third quarter and first nine months of 2000 included losses of $24 million and $39 million, respectively, incurred by Unionamerica, which resulted primarily from provisions to strengthen prior accident year reserves. Although the majority of our Lloyd's syndicates have performed well in 2000, several other syndicates, which underwrite aviation and professional liability coverages, accounted for the bulk of our remaining losses in the International segment in 2000. We have implemented corrective underwriting initiatives and made management changes in these syndicates in an effort to improve results.

Reinsurance
-----------
The St. Paul's Reinsurance segment underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and provides products and services to the alternative risk transfer market. The following table summarizes this segment's results excluding the impact of the reinsurance treaties.

                                    Three Months           Nine Months
                                 Ended September 30     Ended September 30
                                 ------------------     ------------------
(Dollars in millions)                2000      1999         2000      1999
 -------------------                -----     -----        -----     -----

Net written premiums                 $265      $234         $946      $817
 Percentage increase over 1999         13%                    16%

GAAP underwriting result               $-      $(14)       $(106)      $15

Loss and loss adjustment
 expense ratio                       42.7      77.2         76.8      66.1
Underwriting expense ratio           60.6      32.3         35.5      31.4
                                    -----     -----        -----     -----
     Combined ratio                 103.3     109.5        112.3      97.5
                                    =====     =====        =====     =====

The increase in premium volume for the third quarter and first nine months of 2000 was driven by significant price increases across virtually all lines of business, as well as new business in the non-traditional reinsurance marketplace. Year-to-date written premiums include the $40 million incremental impact of eliminating the one-quarter reporting lag for St. Paul Re - UK. Excluding that adjustment, written premiums of $906 million were 11% higher than the first nine months of 1999.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

This segment's breakeven underwriting result for the third quarter was driven by the lack of significant catastrophe losses, and the absence of further loss development from severe European wind storms at the end of 1999. During the third quarter, we reduced our estimate of ultimate losses on certain non-traditional reinsurance business by $56 million and made a corresponding increase in our estimate of the reserves for contingent commissions by $66 million. These changes in estimate distorted the components of the third quarter combined ratio. Excluding those changes in estimate and the impact of the reinsurance treaties, the loss and loss adjustment expense ratio for the third quarter would have been 62.4, and the underwriting expense ratio would have been 35.6. Underwriting results for the first nine months of 2000 were severely impacted by catastrophe losses totaling $121 million, the majority of which resulted from additional loss development from the 1999 European storms.


Investment Operations
---------------------
The St. Paul's property-liability insurance operations generated pretax investment income of $312 million in the third quarter of 2000, down 2% from income of $317 million in the same period of 1999. Our acquisition of MMI added $19 million of pretax investment income in the third quarter; excluding that amount, investment income would have been approximately 6% below the third quarter of 1999. Our year-to-date pretax investment income of $943 million was 1% below comparable 1999 income of $951 million. However, excluding the MMI acquisition, and the $11 million of incremental pretax investment income resulting from the elimination of the quarter reporting lag, year-to-date investment income in 2000 would have been approximately 5% below the comparable 1999 total. The sale of our standard personal insurance operations in September 1999 resulted in the transfer of approximately $325 million of invested assets to Metropolitan, contributing to the decline in investment income compared with the third quarter and first nine months of 1999. In addition, negative underwriting cash flows over the last several quarters have resulted in the net sale of fixed maturity investments to fund operational cash flow requirements. Included in the year-to-date negative underwriting cash flows were $163 million of premium payments made in 2000 for cessions made under the corporate reinsurance program.

Pretax realized investment gains in our property-liability insurance operations totaled $104 million in the third quarter, pushing the year-to-date 2000 total to $542 million. Both amounts were significantly higher than the comparable 1999 totals of $38 million and $170 million, respectively. The year-to-date total in 2000 was driven by gains of $447 million from our venture capital portfolio, with the single largest gain ($117 million) resulting from the sale of our investment in Flycast Communications Corp., a leading provider of Internet direct response solutions. We also sold several other direct holdings, and our investments in various venture capital partnerships also contributed to our record nine-month realized gain total. In addition, sales of equity investments generated $107 million of pretax realized gains in the first nine months of the year.

The market value of our $15.8 billion fixed maturities portfolio on Sept. 30, 2000 included $133 million of pretax unrealized appreciation. Our acquisition of MMI in April 2000 added approximately $1 billion of high-quality fixed maturity investments to our portfolio. Approximately 95% of our portfolio is rated at investment grade (BBB or above), and its weighted average pretax yield at Sept. 30, 2000 was 6.8%. The combined $2.6 billion carrying value of our equity and venture capital investments at Sept. 30, 2000 included pretax unrealized appreciation of $1.0 billion.

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

                               2000
Environmental             (nine months)       1999            1998
-------------              -----------    ------------    ------------
(In millions)             Gross    Net    Gross    Net    Gross    Net
                          -----   ----    -----   ----    -----   ----
Beginning reserves         $698   $599     $783   $645     $867   $677
Incurred losses              14     11      (33)     1      (16)    26
Paid losses                 (45)   (38)     (52)   (47)     (68)   (58)
                          -----  -----    -----  -----    -----  -----
Ending reserves            $667   $572     $698   $599     $783   $645
                          =====  =====    =====  =====    =====  =====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended Sept. 30, 2000, and the years ended Dec. 31, 1999 and 1998.

                              2000
Asbestos                  (nine months)       1999            1998
--------                  ------------    ------------    ------------
(In millions)             Gross    Net    Gross    Net    Gross    Net
                          -----   ----    -----   ----    -----   ----
Beginning reserves         $398   $298     $402   $277     $397   $279
Incurred losses              35     22       28     51       44     13
Paid losses                 (31)   (22)     (32)   (30)     (39)   (15)
                          -----  -----    -----  -----    -----  -----
Ending reserves            $402   $298     $398   $298     $402   $277
                          =====  =====    =====  =====    =====  =====

Our reserves for environmental and asbestos losses at Sept. 30, 2000 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, but we believe any future additional loss provisions for environmental and asbestos claims will not materially impact our results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at Sept. 30, 2000 of $1.07 billion represented approximately 6% of gross consolidated reserves of $18.65 billion.

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

Highlights of F&G Life's financial performance for the third quarter and first nine months of 2000 and 1999 were as follows:

                                         Three Months        NineMonths
                                        Ended Sept. 30     Ended Sept. 30
                                        --------------     --------------
(In millions)                            2000     1999      2000     1999
                                         ----    -----     -----    -----

Pretax earnings                           $15      $20       $32      $48

Sales (annualized premiums)              $306     $145      $793     $761
Premiums and policy charges               $77      $62      $185     $127
Policy surrenders                         $83      $55      $325     $155
Net investment income                     $88      $68      $260     $221

Life insurance in force                                  $16,297  $11,672

F&G Life's pretax earnings in the third quarter and first nine months of 2000 benefited from growth in assets under management, driven by continued strong product sales and positive operating cash flows, offset by an increase in product development and channel expansion expenses, and an increase in mortality and surrender costs. Pretax earnings for the first nine months of 2000 and 1999 include realized investment losses of $25 million and $8 million, respectively. Pretax results in the first nine months of 2000 also include $1.9 million of interest expense on an intercompany note payable to The St. Paul's property-liability operations. Excluding realized investment losses in both years, and the intercompany interest expense in 2000, pretax earnings of $59 million for the first nine months of 2000 were $3 million
higher than comparable 1999 earnings.   After-tax earnings on a
similar basis also improved over 1999 levels, reflecting the impact of F&G Life's adoption of an investment strategy to allocate 1% of its investment portfolio to tax-favored securities. These investments, while typically contributing little or no operating earnings, generated tax credits that lowered F&G Life's effective tax rate from 28% in 1999 to 25% in 2000.

The increase in sales volume in the third quarter and first nine months of 2000 compared with the same periods of 1999 was the result of growth in fixed interest rate annuity sales. This increase was partially offset by a decline in equity-indexed annuity (EIA) sales in 2000. Sales of fixed interest rate annuities in 2000 continued their momentum from late 1999, as the overall level of market interest rates increased and fluctuations in equity markets resulted in a shift away from EIA sales. Credited interest rates on the EIA products are tied to the performance of leading market indices. Sales of EIA products were unusually high in the first quarter of 1999 due to the continued popularity of F&G Life's first-generation portfolio of EIA products that had been introduced in mid - 1998. The demand for annuity products is affected by fluctuating interest rates and the relative attractiveness of alternative investments, particularly equity-based products. Traditional life insurance sales in the first nine months of 2000 were 41% higher than the same period of 1999, reflecting the continued success of a new term life product line launched in 1999 targeted at the mortgage protection market.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                   Life Insurance (continued)
                   -------------------------

F&G Life hedges its exposure on its EIA products by purchasing options with terms similar to the market index component to provide the same return as F&G Life guarantees to the annuity contract holder, subject to minimums guaranteed in the annuity contract. At Sept. 30, 2000, F&G Life held options with a notional amount of $1.13 billion and a market value of $23 million.

Premiums and policy charges increased in the third quarter and first nine months of 2000 compared with the same periods of 2000, primarily the result of growth in the sale of structured settlement annuities and life-contingent single premium immediate annuities (SPIA). Structured settlement annuities are sold primarily to property-liability insurers to fund the settlement of insurance claims. The continued expansion of the structured settlement program into The St. Paul's property-liability claim organization accounts for the increase in sales volume. The growth in SPIA sales resulted from an increase in marketing emphasis on this product. Policy charges from surrenders on tax sheltered and equity indexed annuities also contributed to the overall increase in premiums and policy charges.

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

Deferred annuities and universal life products are subject to surrender by policyholders. Nearly all of F&G Life's surrenderable annuity policies allow a refund of the cash value balance less a surrender charge. Several different products contributed to the increase in surrender activity in the first nine months of 2000. Surrenders on tax-sheltered annuities increased due to F&G Life's transition from one exclusive distribution partner to a new network of approximately 15 distributors. EIA surrenders have increased naturally, as a result of the significant growth in the size of the EIA book of
business.   F&G Life has written over $1 billion in EIA business
since the products were introduced in mid - 1998. Surrenders have increased on fixed interest rate annuities as a larger amount of these annuity policies have reached the end of their interest rate gaurantee period.

Net investment income grew 18% in the first nine months of 2000 as a result of an increasing asset base generated by positive cash flow. The 40% increase in life insurance in force over the same time a year ago reflects the sales of the new term life product line introduced in mid - 1999.


                        Asset Management
                        ----------------

Our asset management segment consists of our 78% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds, exchange-traded funds and defined portfolios to help financial advisors serve their affluent and high net worth clients. Highlights of Nuveen's performance for the third quarter and first nine months of 2000 and 1999 were as follows:

                                        Three Months          Nine Months
                                       Ended Sept. 30       Ended Sept. 30
                                       --------------       --------------
(In millions)                          2000      1999       2000      1999
 -----------                           ----      ----       ----      ----

Revenues                                $92       $87       $280      $256
Expenses                                 49        48        150       140
                                       ----      ----       ----      ----
   Pretax earnings                       43        39        130       116
Minority interest                       (10)       (9)       (30)      (27)
                                       ----      ----       ----      ----
  The St. Paul's share
   of pretax earnings                   $33       $30       $100       $89
                                       ====      ====       ====      ====

Assets under management                                  $61,003   $58,252
                                                          ======    ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Asset Management (continued)
                  ---------------------------

Earnings growth in 2000 was driven by continuing strong sales of Nuveen's increasingly diverse range of investment products. Nuveen's core equity and fixed income products have become increasingly attractive in 2000 as investors continued to balance their portfolios in a volatile market environment. This has enabled Nuveen to achieve earnings growth in a period during which most leading market indices have declined. Nuveen had positive net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) of $1.1 billion in the third quarter of 2000. Sales of retail managed accounts, where Nuveen's focus is on blue-chip equities and fixed income products, were strong in the third quarter. Demand for Nuveen's defined portfolio products also remained high, with one newly-introduced trust alone generating new sales of over $570 million in the first nine months of the year.

Managed assets at Sept. 30, 2000 consisted of $27.6 billion of exchange-traded funds, $21.7 billion of managed accounts, $11.3 billion of mutual funds and $476 million of money market funds. Equity securities now account for approximately 35% of Nuveen's assets under management. Including defined portfolios, Nuveen managed or oversaw approximately $73 billion in assets at Sept. 30, 2000.


                        Capital Resources
                        -----------------

Common shareholders' equity totaled $7.0 billion at Sept. 30, 2000, an increase of $550 million over the year-end 1999 total of $6.45 billion. The growth in equity resulted from our strong net income through nine months and the conversion of securities into common stock (as described below), offset in part by year-to-date common share repurchases in excess of $500 million.

In July 2000, St. Paul Capital LLC, our wholly-owned subsidiary, provided notice to the holders of its $207 million, 6% Convertible Monthly Income Preferred Securities (MIPS) that it was exercising it right to cause the conversion rights of the owners of the MIPS to expire on August 14, 2000. Each of the 4,140,000 MIPS outstanding was convertible into 1.695 shares of our common stock. Prior to the expiration date, holders of virtually all (4,133,914) of the MIPS exercised their conversion rights, resulting in the issuance of 7,006,954 of our common shares. The remaining MIPS were redeemed for cash at $50 per security, plus accumulated dividends. Prior to their conversion, the MIPS had been considered common stock equivalents for purposes of our diluted earnings per share calculation.

In the third quarter, we repurchased 3.8 million of our common shares for a total cost of $180 million, or an average of $47.51 per share. Through the first nine months of 2000, we repurchased
17.4 million common shares for a total cost of $512 million, or an average cost of $29.46 per share. Our share repurchases were financed through a combination of internally-generated funds and the issuance of debt. Since November 1998, we have repurchased and retired 32.3 million of our common shares for a total cost of $1 billion.

Total debt outstanding at Sept. 30, 2000 of $1.64 billion was $170 million higher than the year-end 1999 total of $1.47 billion. In April 2000, we issued $500 million of senior debt, the proceeds of which were used to repay a portion of our commercial paper borrowings and for general corporate purposes. Of the debt issued, $250 million is due in April 2005 and bears an interest rate of 7.875%, and $250 million is due in 2010 and bears an interest rate of 8.125%. In February 2000, we repaid $46 million of floating rate notes that had been issued by a special purpose offshore entity that provided reinsurance to one of our subsidiaries. In April 2000, we assumed $45 million of short-term borrowings as part of our acquisition of MMI; that debt was paid off in its entirety shortly after the acquisition was completed. We also assumed MMI's obligations on $125 million of capital securities bearing an annual dividend rate of 7.625%. Those securities are classified as "Company-obligated mandatorily redeemable preferred capital securities of subsidiaries or trusts holding solely subordinated debentures of the company" on our consolidated balance sheet at Sept. 30, 2000. The ratio of total debt to total capitalization of 18% at Sept. 30, 2000 was unchanged from the year-end 1999 ratio.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Capital Resources (continued)
                  ----------------------------

We anticipate that any major capital expenditures during the remainder of 2000 would involve further repurchases of our common shares or acquisitions of existing businesses. At Sept. 30, 2000, we had approximately $198 million of capacity to repurchase additional common shares under a repurchase program authorized by the company's board of directors in May 2000. We repurchase our shares in the open market and through private transactions when we deem such repurchases to be a prudent use of capital. We have no major capital improvements planned for the remainder of 2000.

For the first nine months of 2000, our ratio of earnings to fixed charges was 9.79, compared with 6.35 for the same period of 1999. Our ratio of earnings to combined fixed charges and preferred stock dividend requirements was 9.03, compared with 5.82 for the same period of 1999. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


                            Liquidity
                            ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Net cash flows used by continuing operations totaled $454 million in the first nine months of 2000, compared with cash provided by continuing operations of $137 million in the same period of 1999. The deterioration in 2000 was primarily due to significant loss payments in our Reinsurance and Global Healthcare segments, and premium payments of $163 million related to our corporate reinsurance program. The operational cash flow shortfall was partially funded by investment sales generating net proceeds of $432 million. We expect our operational cash flows to improve in 2001 as the full impacts of price increases and improvements in the quality of our book of business are realized. On a long-term basis, we believe our operational cash flows will benefit from the corrective pricing and underwriting actions under way in our property-liability operations. Our financial strength and conservative level of debt provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.


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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Year 2000 Claims (continued)
                  ---------------------------

Our standard property and inland marine policies require, among other things, direct physical loss or damage from a covered cause of loss as a condition of coverage. In addition, it is a fundamental principle of all insurance that a loss must be fortuitous to be considered potentially covered. Given the fact that Year 2000-related losses were not unforeseen, and that we expect that such losses did not, in most if not all cases, cause direct physical loss or damage, we have concluded that our property and inland marine policies do not generally provide coverage for losses relating to Year 2000 issues. To reinforce our view on coverage afforded by such policies, we implemented a specific Year 2000 exclusion endorsement.

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


 Impact of Accounting Pronouncements to be Adopted in the Future
 ---------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133 to make it effective for all quarters of fiscal years beginning after June 15, 2000, and prohibits retroactive application to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an additional amendment to SFAS No. 133, to address a limited number of issues causing implementation difficulties. We intend to implement the provisions of SFAS No. 133, as amended, in the first quarter of 2001. Our property-liability operations currently have limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in market indices, foreign currency exchange rates and interest rates. Our life insurance operation purchases options to hedge its obligation to pay credited rates on equity-indexed annuity products. We expect the impact of adoption to be immaterial to our financial position and results of operations for the period of adoption.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, with the collateral and disclosure requirements effective for fiscal years ending after Dec. 15, 2000. We intend to implement SFAS No. 140 in the periods during which its provisions become effective, and expect the impact of adoption to be immaterial to our financial position and results of operations for future periods.

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

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases and possible actions by competitors; general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; the pace and effectiveness of the transfer of the standard personal insurance business to Metropolitan; the pace and effectiveness of the transfer of the nonstandard auto operations to Prudential; the pace and effectiveness of our integration of MMI Companies, Inc.; and various other matters. Actual results and experience relating to Year 2000 issues could differ materially from anticipated results or other expectations as a result of a variety of risks and uncertainties, including unanticipated judicial interpretations of the scope of the insurance or reinsurance coverage provided by our policies. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                   PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
            The information set forth in Note 7 to the consolidated financial statements is incorporated herein by reference.

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

         (b) Reports on Form 8-K.

             1) The St. Paul filed a Form 8-K Current Report dated August 28, 2000, relating to the completion of a $1 billion shelf registration with the Commission.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)

Date: November 14, 2000             By  /s/ Bruce A. Backberg
      -----------------                 ---------------------
                                            Bruce A. Backberg
                                        Senior Vice President - Legal Services
                                        (Authorized Signatory)


Date: November 14, 2000             By  /s/ Thomas A. Bradley
      -----------------                 ---------------------
                                            Thomas A. Bradley
                                         Senior Vice President - Finance
                                        (Principal Accounting Officer)

                          EXHIBIT INDEX
                     -----------------------

Exhibit
---------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..............................
(3)  (i) Articles of incorporation*.............................
     (ii) By-laws*..............................................

(4)  Instruments defining the rights of security holders,
        including indentures*...................................

(10) Material contracts
     (a) Amendment to the Amended and Restated 1994
          Stock Incentive Plan**................................(1)
     (b) Amendment to the 1988 Stock Option Plan**..............(1)

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