Form 10-K
period 2000-12-31
ST PAUL COMPANIES INC /MN/
filed 2001-03-28
CIK 86312

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                       EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000

                                OR

 ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
      For the transition period from____________to___________
                   Commission file number 0-3021

                   THE ST. PAUL COMPANIES, INC.
      (Exact name of Registrant as specified in its charter)

           Minnesota                          41-0518860
      -------------------                    -------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

  385 Washington Street, Saint Paul, MN            55102
  -------------------------------------           --------
(Address of principal executive offices)         (Zip Code)

 Registrant's telephone number,
      Including area code                      651-310-7911
                                               ------------

    Securities registered pursuant to Section 12(b) of the Act:

                                      New York Stock Exchange
Common Stock (without par value)       London Stock Exchange
-------------------------------       --------------------------
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

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 15, 2001, was $9,390,235,520. The number of shares of the Registrant's Common
Stock, without par value, outstanding at March 15, 2001, was 216,847,384.

     An Exhibit Index is set forth at page 35 of this report.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2001 are incorporated by reference into Parts III and IV of this report.

                              PART I
Item 1.        Business.
------         --------

General Description
-------------------

The St. Paul Companies, Inc. ("The St. Paul") is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. We are a management company principally engaged, through our subsidiaries, in providing commercial property-liability insurance and reinsurance products and services worldwide. We also own F&G Life Insurance Company ("F&G Life"), and we have a presence in the asset management industry through our 78% majority ownership of The John Nuveen Company ("Nuveen"). As a management company, we oversee the operations of our subsidiaries and provide them with capital, management and administrative services. At March 1, 2001, we and our subsidiaries employed approximately 10,500 persons. Based on total revenues, we ranked No. 204 on the 1999 Fortune 500 list of the largest companies in the United States.

SUMMARY OF RESULTS

The following table summarizes The St. Paul's consolidated results for the last three years:

    Year ended December 31                  2000      1999      1998
    ----------------------                 -----     -----     -----
    (In millions, except
    per share data)

    Pretax income (loss):
      Property-liability insurance        $1,467    $  971    $  298
      Life insurance                          53        66        21
      Asset management                       135       123       104
      Parent company and
        other operations                    (202)     (143)     (303)
                                           -----     -----     -----
       Pretax income from
         continuing operations             1,453     1,017       120
    Income tax expense (benefit)             440       238       (79)
                                           -----     -----     -----
       Income from continuing
        operations before cumulative
        effect of accounting change        1,013       779       199
    Cumulative effect of
     accounting change, net of taxes           -       (30)        -
                                           -----     -----     -----
       Income from continuing
        operations                         1,013       749       199
    Discontinued operations,
     net of taxes                            (20)       85      (110)
                                           -----     -----     -----
        Net income                        $  993    $  834    $   89
                                           =====     =====     =====

        Per common share (diluted)        $ 4.24    $ 3.41    $ 0.32
                                           =====     =====     =====

The growth in pretax income from continuing operations in 2000 was centered in our property-liability insurance operations and was primarily due to a $330 million increase in realized investment gains and improved underwriting results in several business segments. Property-liability underwriting results in both 2000 and 1999 benefited from the aggregate excess-of-loss reinsurance treaties described in more detail on page 10 of this report. In addition, after several years of intense competitive pressures, during which pricing levels throughout the property-liability industry failed to keep pace with rising loss costs, the pricing environment improved in nearly all market sectors in 2000, contributing to our improvement over 1999. Excluding the impact of the reinsurance treaties in both years referred to above, our property-liability written premium volume in 2000 totaled $6.36 billion, nearly $1 billion higher than comparable 1999 volume of $5.38 billion.

Major 2000 Transactions. In April 2000, we completed our acquisition of MMI Companies, Inc. ("MMI"), an international health care risk services company, for a total cost of approximately $206 million in cash and the assumption of $165 million of MMI debt and capital securities. In February 2000, we completed our acquisition of Pacific Select Insurance Holdings, Inc. ("Pacific Select"), a California company that provides earthquake insurance coverages to homeowners in that state, for a total cost of approximately $37 million. Note 2 to the consolidated financial statements on pages 54 and 55 of our 2000 Annual Report to Shareholders, which includes additional information regarding these acquisitions, is incorporated herein by reference.

In May 2000, we completed the sale of our nonstandard auto insurance operations to Prudential Insurance Company of America ("Prudential") for $175 million in cash (net of a $25 million dividend paid by these operations to our property-liability insurance operations prior to closing). Note 14 to the consolidated financial statements on pages 68 and 69 of our 2000 Annual Report to shareholders includes additional information about this sale and is incorporated herein by reference.

In 2000, we repurchased and retired approximately 18 million of our common shares for a total cost of $536 million. The shares repurchased represented 8% of our total shares outstanding at the beginning of the year. The repurchases were financed through a combination of internally generated funds and the issuance of new debt.

Also in 2000, our subsidiary, St. Paul Capital LLC, exercised its right to cause the conversion rights of the owners of its $207 million, 6% Convertible Monthly Income Preferred Securities (MIPS) to expire. Prior to the expiration date, almost all of the MIPS holders exercised their conversion rights, resulting in the issuance of seven million of our common shares.

BUSINESS SEGMENTS

The following table summarizes the sources of our consolidated revenues from continuing operations for each of the years 1998 through 2000. Following the table is a narrative description of each of our business segments. Additional financial information about our business segments is set forth in Note 18 to the consolidated financial statements on pages 73 through 75 of our 2000 Annual Report to Shareholders, which is incorporated herein by reference. Also included in Note 18 is a discussion of the new segment reporting structure we implemented in 2000 in our property-liability insurance operations. All data for 1999 and 1998 in the following table are presented on a basis consistent with our new reporting structure.

                                          Percentage of Consolidated
                                                   Revenues
                                          --------------------------
                                            2000      1999      1998
   Property-liability insurance:           -----     -----     -----
    Underwriting
     Commercial Lines Group                 18.4%     20.0%     24.1%
     Global Healthcare                       7.3       8.5       7.9
     Global Surety                           4.8       5.1       4.5
     Other Global Specialty                 15.6      17.9      17.4
      International                          5.0       3.8       3.1
                                           -----     -----     -----
       Total primary
         insurance operations               51.1      55.3      57.0
     Reinsurance                            13.9      12.1      13.5
                                           -----     -----     -----
          Total underwriting                65.0      67.4      70.5
    Investment operations:
      Net investment income                 14.5      16.6      16.8
      Realized investment gains              7.2       3.6       2.4
                                           -----     -----     -----
          Total investment operations       21.7      20.2      19.2
      Other                                  1.1       1.0       0.8
                                           -----     -----     -----
          Total property-liability
            insurance                       87.8      88.6      90.5
   Life insurance                            7.4       6.3       5.1
   Asset management                          4.4       4.7       4.0
   Parent company, other
    operations and eliminations              0.4       0.4       0.4
                                           -----     -----     -----
          Total                            100.0%    100.0%    100.0%
                                           =====     =====     =====

NARRATIVE DESCRIPTION OF BUSINESS

PROPERTY-LIABILITY INSURANCE

Our property-liability insurance operations consist of five business segments that underwrite primary insurance ("Primary Insurance Operations"), a reinsurance segment ("St. Paul Re"), and an investment segment responsible for administering and overseeing our property-liability investment portfolio. Our Primary Insurance Operations underwrite property and liability insurance and provide insurance-related products and services to commercial and professional customers throughout the United States and in selected international markets. In the United States, our largest primary insurance underwriting subsidiary is St. Paul Fire and Marine Insurance Company ("Fire and Marine"). Three of the five business segments in our Primary Insurance Operations comprise our Global Specialty Practices organization, which underwrites specialty commercial insurance coverages on a global basis.

The primary sources of property-liability revenues are premiums earned from insurance policies and reinsurance contracts, income earned from the investment portfolio and gains from sales of investments. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, our property-liability underwriting operations ranked 14th on the basis of 1999 written premiums.

Principal Departments and Products. The "Property-Liability Underwriting Results by Segment" table included in "Management's Discussion and Analysis" on page 25 of our 2000 Annual Report to Shareholders, which summarizes written premiums, underwriting results and statutory combined ratios for each of our underwriting segments for the last three years, is incorporated herein by reference. The following discussion provides more information about the structure of, and products offered by, our property-liability insurance underwriting segments.


Primary Insurance Operations
----------------------------

Our Primary Insurance Operations consist of the following five business segments:

Commercial Lines Group. The Commercial Lines Group, in general, underwrites general liability and casualty, property, workers' compensation, commercial auto, inland marine, umbrella and excess liability, and package coverages in the United States. This segment includes the following business centers: Middle Market Commercial provides "all lines" property and liability insurance and risk management services for midsize and large commercial enterprises that generally have less than $500 million in total revenues. Tailored coverages and products are marketed to specific customer groups such as golf facilities, museums, colleges and schools, multipurpose recreational facilities, manufacturers, wholesalers, processors and service-related industries (retailers, insurance companies, and hospitality and entertainment firms). Small Commercial provides coverages to small businesses, including retailers, wholesalers, professional offices, manufacturers and contractors. The Middle Market Commercial and Small Commercial business centers also both offer unique coverages for group accounts, such as franchise operations, associations and multi-location accounts.

Our Transportation business center markets property and liability coverages and risk control services to the trucking industry. The Large Accounts business center serves large commercial entities with revenues in excess of $500 million, offering comprehensive global programs including large deductibles, self-insured retentions, and retrospective rating plans. The National Programs business center underwrites insurance programs that are national in scope and meet certain criteria, including premium volume and profitability potential.

The Catastrophe Risk business center underwrites property coverage for major U.S. corporations, including policyholders with specialty needs and high property values, with an emphasis on earthquake and hurricane catastrophe exposures. This business center also provides personal property coverages for earthquake exposures in California through GeoVera Insurance Company. The acquisition of Pacific Select in February 2000 expanded our involvement in California earthquake coverages.

Our participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they write, is also included in Commercial Lines Group results. These pools and associations serve to increase the underwriting capacity of participating companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk. We limit our participation in these pools and associations.

Global Healthcare. Our Global Healthcare segment is one component of our Global Specialty Practices organization. This segment underwrites professional liability, property and general liability insurance throughout the healthcare delivery system in the United States and in selected international markets. Products include coverages for healthcare professionals (physicians and surgeons, dental professionals and nurses); individual healthcare facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems, such as hospital networks and managed care systems. Specialized claim and loss control services are vital components of Global Healthcare's insurance products and services. Our Healthcare segment is one of the leading medical liability insurers in the United States.

In April 2000, we completed our acquisition of MMI Companies, Inc. ("MMI"), an international healthcare risk services company, for a total cost of approximately $206 million in cash and the assumption of $165 million of MMI debt and capital securities. Note 2 to the consolidated financial statements on pages 54 and 55 of our 2000 Annual Report to Shareholders, which provides additional information about our acquisition of MMI, is incorporated herein by reference.

Global Surety. Our Global Surety segment, another component of our Global Specialty Practices organization, underwrites surety bonds, which are agreements under which one party, the surety, guarantees to another party, the owner or obligee, that a third party, the contractor or principal, will perform in accordance with contractual obligations. The Contract Surety business center specializes in providing bid, performance and payment bonds, domestically and internationally, to a broad spectrum of clients specializing in general contracting, highway and bridge construction, asphalt paving, underground and pipeline construction, manufacturing, civil and heavy engineering, and mechanical and electrical construction. Bid bonds provide financial assurance that a bid has been submitted in good faith and that the contractor intends to enter into the contract at the price bid and provide the required performance and payment bonds. Performance bonds protect the obligee from financial loss should the contractor fail to perform the contract in accordance with the terms and conditions of the contract documents. Payment bonds guarantee that the contractor will pay certain subcontractor, labor and material bills associated with a project. The Commercial Surety and Fidelity business center offers license and permit bonds, court bonds, public official bonds and other miscellaneous bonds.

According to data published by the Surety Association of America, our domestic Surety operations were the largest in North America based on 1999 written premiums, accounting for approximately 11% of the domestic market. Our Surety segment also includes Afianzadora Insurgentes, the leading surety operation in Mexico. According to data published by AFIANZA, the Mexican Surety Commission, Afianzadora Insurgentes accounted for nearly 40% of the Mexican surety bond market based on annual written premium volume in 2000.

Other Global Specialty. This segment, the final component of our Global Specialty Practices organization, is composed of the following business centers that serve specific commercial customer groups in the United States and in selected international markets:
Construction provides traditional insurance, and financial and risk management services, to a broad range of contractors and owners of construction projects. Technology offers a comprehensive portfolio of specialty products and services to companies involved in telecommunications, information technology, medical technology and biotechnology, and industrial electronics manufacturing. Financial and Professional Services provides all coverages for financial institutions, including property, liability, professional liability and management liability coverages. This business center also provides financial products coverages for corporations and nonprofit organizations, professional liability coverages for lawyers, and errors and omissions coverages for other professionals, including insurance agents, real estate agents and appraisers. Public Sector Services markets insurance products and services, including professional liability coverages, to cities, counties, townships and special governmental districts.

Global Marine provides a variety of property-liability insurance related to ocean and inland waterways traffic, including cargo and hull property protection. Excess & Surplus Lines underwrites umbrella and excess liability coverages, as well as property and liability insurance for high-risk classes of business and unique, sometimes one-of-a-kind risks that standard insurance markets generally avoid. Oil and Gas provides standard and specialty insurance coverages for customers involved in the exploration and production of oil and gas, including operators, drillers and oil servicing contractors. St. Paul Athena is a specialty underwriting facility primarily dedicated to business generated through Swett & Crawford, a wholesale insurance brokerage subsidiary of Aon Corporation.

International. Our International business segment consists of our operations at Lloyd's, specialty commercial business in selected international markets that is not managed on a global basis (primarily standard commercial business), and, beginning in April 2000, MMI's London-based insurance operation, Unionamerica. This segment also provides coverage for the non-U.S. risks of U.S. corporate policyholders, and vice versa. We have built a local market presence in 14 countries that account for nearly 80% of the world's insurance market. In addition to Canada, we underwrite insurance in Europe, Africa, Australia and Latin America. At Lloyd's we provide capital to 11 underwriting syndicates and own a managing agency. Our International segment offers a broad range of products and services, with a particular emphasis on liability coverages, tailored to meet the unique needs of both our multinational customers as well as our customers in each of the domestic markets in which we operate.

Reinsurance

Our Reinsurance segment primarily operates under the name "St. Paul Re," which underwrites traditional treaty and facultative reinsurance for property, liability, ocean marine, surety, health and certain specialty classes of coverages. Through its Financial Solutions business center, St. Paul Re also underwrites "nontraditional" reinsurance, which combines elements of traditional underwriting risk with financial risk protection to meet specific financial objectives of corporate customers. St. Paul Re underwrites traditional reinsurance for leading property, liability and other non-life insurance companies worldwide, with clients in North America, Latin America, the Caribbean, Europe, Australia and the Asia-Pacific region. Reinsurance is an agreement by which an insurance company will pay a premium to transfer, or "cede," a portion of the risk it has underwritten to a reinsurer.
A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance.

Through Discover Re, our Reinsurance segment underwrites primary insurance and reinsurance and provides related services to self-insured companies and insurance pools, in addition to ceding to and reinsuring captive insurers, all within the alternative risk transfer market. Through alternative risk transfer, a company self-insures, or insures through a captive insurer, the portion of its own losses which are predictable and purchases insurance for the less predictable, high-severity losses that could have a major financial impact on the company.

According to the most recent data published by the Reinsurance Association of America, St. Paul Re's written premium volume through the first nine months of 2000 ranked it as the sixth-largest reinsurer in the United States. According to data published in "Business Insurance," St. Paul Re was ranked as the 17th-largest property-liability reinsurer in the world, based on 1999 written premiums.


PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION

Our Primary Insurance Operations in the United States are licensed to transact business in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. At least five percent of our 2000 U.S. property-liability written premiums were produced in each of Illinois, California, Florida, Texas and New York.

Our primary insurance business in the United States is produced primarily through approximately 6,000 independent insurance agencies and insurance brokers. The needs of agents, brokers and policyholders are addressed through approximately 130 offices located throughout the United States.

St. Paul Re produces reinsurance business from its New York headquarters, as well as from offices in London, Brussels, Chicago, Hong Kong, Miami, Morristown NJ, Munich, Singapore, Sydney and Tokyo. It underwrites business through brokers and, for certain types of reinsurance and in certain markets, on a direct basis. Discover Re underwrites alternative risk transfer business from its Farmington, CT headquarters, from regional U.S. offices in Atlanta, Pittsburgh, Dallas, Minneapolis and San Francisco, and from a correspondent office in London.

Our International operations are headquartered in London and underwrite insurance primarily through domestic operations in 14 markets outside the United States (Argentina, Australia, Botswana, Canada, France, Germany, Ireland, Lesotho, Mexico, New Zealand, South Africa, Spain, The Netherlands and the United Kingdom).
These operations distribute their products principally through independent brokers. Through its owned operations and partner companies, International's global network conducts business in more than 70 countries worldwide. Through its presence at Lloyd's, our International segment also has access to business markets in virtually every country of the world for its specialty products including aviation, kidnap and ransom, malicious product tampering, creditor/payment protection and personal accident. The Lloyd's managing agency, operating under the name St. Paul Syndicate Management Ltd., underwrites business for 11 syndicates, collectively representing approximately 4% of Lloyd's total capacity.


RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

General Information. When claims are made by or against policyholders, any amounts that our underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses ("LAE"). We establish reserves that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE at Dec. 31, 2000 cover claims that were incurred not only in 2000 but also in prior years. They include estimates of the total cost of claims that have already been reported but not yet settled ("case" reserves), and those that have been incurred but not yet reported ("IBNR" reserves). Loss reserves are reduced for estimates of salvage and subrogation.

Loss reserves for tabular workers' compensation business and certain assumed reinsurance contracts are discounted to present value. Additional information about these discounted liabilities is set forth in Note 1 to the consolidated financial statements on pages 51 through 54 of our 2000 Annual Report to Shareholders, and is incorporated herein by reference. During 2000, $7.9 million of discount was amortized and $2.9 million of additional discount was accrued.

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

Ten-year Development. The table on page 9 presents a development of net loss and LAE reserve liabilities and payments for the years 1990 through 2000. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverables, recorded at the balance sheet date for each of the years indicated.

The table excludes the reserves and activity of Economy Fire and Casualty Company and its subsidiaries ("Economy"), which were included in the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan") in 1999. The table does, however, include reserves and activity for the non-Economy standard personal insurance business that was sold to Metropolitan, since we remain liable for claims on non-Economy standard personal insurance policies that result from losses occurring prior to Sept. 30, 1999 (the closing date of the sale). Also excluded from the table are the reserves and activity for our nonstandard auto business, which we sold to Prudential in the second quarter of 2000. Notes 8 and 14 to the consolidated financial statements on page 59, and pages 68 and 69, respectively, of our 2000 Annual Report to Shareholders, which include additional information regarding the sale of these operations and the related reserves, are incorporated herein by reference.

In 1997, we changed the method by which we assign loss activity to a particular year for assumed reinsurance written by our U.K.-based reinsurance operation. Prior to 1997, that loss activity was assigned to the year in which the underlying reinsurance contract was written. In 1997, our analysis indicated that an excess amount of loss activity was being assigned to prior years because of this practice. As a result, we implemented an improved procedure in 1997 that more accurately assigns loss activity for this business to the year in which it occurred. This change had the impact of increasing favorable development on previously established reserves by approximately $110 million in 1997. There was no net impact on total incurred losses, however, because there was a corresponding increase in the provision for current year loss activity in 1997. Development data for individual years prior to 1997 in this table were not restated to reflect this new procedure because reliable data to do so was not available.

The upper portion of the table, which shows the re-estimated amounts relating to the previously recorded liabilities, is based upon experience as of the end of each succeeding year. These estimates are either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The "Cumulative redundancy" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1991 reserve of $12,838 million developed to $12,470 million, or a $368 million redundancy, by the end of 1993. By the end of 2000, the 1991 reserve had developed a redundancy of $1,107 million. The changes in the estimate of 1991 loss reserves were reflected in operations during the past nine years.

In 1993, we adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement required, among other things, that reinsurance recoverables on unpaid losses and LAE be shown as an asset, instead of the prior practice of netting this amount against insurance reserves for balance sheet reporting purposes.

The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 2000), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on our balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 2000) and the related re-estimated reinsurance recoverable. We did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for our foreign underwriting operations.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 2000, $9,343 million of the currently estimated $11,731 million of losses and LAE that have been incurred for the years up to and including 1991 have been paid. Thus, as of Dec. 31, 2000, it is estimated that $2,388 million of incurred losses and LAE have yet to be paid for the years up to and including 1991.

Caution should be exercised in evaluating the information shown on this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1995 reserves that relates to 1990 losses is included in the cumulative redundancy (deficiency) for the years 1990 through 1995.

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

Note 8 to the consolidated financial statements, on page 59 of our 2000 Annual Report to Shareholders, includes a reconciliation of beginning and ending loss reserve liabilities for each of the last three years and is incorporated herein by reference. Additional information about our reserves is contained in the "Loss and Loss Adjustment Expense Reserves" and "Environmental and Asbestos Claims" sections of "Management's Discussion and Analysis" on pages 35 and 36 of our 2000 Annual Report to Shareholders, which are incorporated herein by reference.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE (LAE) DEVELOPMENT
(In millions)


Year ended December 31      1990    1991    1992    1993    1994    1995    1996    1997    1998    1999    2000
----------------------      ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Net liability for
  unpaid losses and LAE  $11,875  12,838  13,195  12,970  12,997  13,464  14,689  14,704  14,813  14,042  13,545
                          ======  ======  ======  ======  ======  ======  ======  ======  ======  ======  ======
Liability re-estimated
  as of:
One year later            12,224  12,676  12,896  12,601  12,665  12,995  13,929  14,534  14,822  13,315
Two years later           12,124  12,470  12,574  12,227  12,227  12,289  13,703  14,534  14,097
Three years later         12,053  12,270  12,369  11,929  11,770  12,141  13,791  13,917
Four years later          11,926  12,213  12,129  11,567  11,621  12,195  13,395
Five years later          11,913  12,056  11,900  11,454  11,580  11,683
Six years later           11,845  11,936  11,802  11,404  11,197
Seven years later         11,863  11,890  11,763  11,112
Eight years later         11,839  11,823  11,640
Nine years later          11,827  11,731
Ten years later           11,678

Cumulative redundancy       $197   1,107   1,555   1,858   1,800   1,781   1,294     787     716     727
                          ======  ======  ======  ======  ======  ======  ======  ======  ======  ======

Net liability for
  unpaid losses and LAE                   13,195  12,970  12,997  13,464  14,689  14,704  14,813  14,042  13,545
Reinsurance recoverable on
 unpaid losses                             3,904   2,581   2,533   2,824   2,864   3,051   3,199   3,678   4,651
                                          ------  ------  ------  ------  ------  ------  ------  ------  ------
Gross liability                           17,099  15,551  15,530  16,288  17,553  17,755  18,012  17,720  18,196
                                          ======  ======  ======  ======  ======  ======  ======  ======  ======
Gross re-estimated liability:
One year later                            16,452  15,157  15,620  15,844  17,024  17,725  17,840  17,011
Two years later                           16,128  15,181  15,257  15,105  16,787  17,466  16,813
Three years later                         15,983  14,968  14,666  14,985  16,669  16,559
Four years later                          15,810  14,500  14,675  14,743  15,881
Five years later                          15,521  14,530  14,350  13,883
Six years later                           15,549  14,234  13,688
Seven years later                         15,406  13,813
Eight years later                         15,187
Gross cumulative
 redundancy                                1,912   1,738   1,842   2,405   1,672   1,196   1,199     709
                                          ======  ======  ======  ======  ======  ======  ======  ======

Cumulative amount of net
  liability paid through:
One year later            $3,102   3,021   3,008   2,723   2,641   2,893   3,335   3,518   3,950   3,769
Two years later            5,103   5,018   4,958   4,506   4,491   4,827   5,657   6,144   6,476
Three years later          6,428   6,372   6,249   5,778   5,817   6,309   7,444   7,906
Four years later           7,366   7,268   7,159   6,693   6,851   7,390   8,698
Five years later           8,001   7,908   7,824   7,423   7,648   7,857
Six years later            8,465   8,415   8,314   8,020   7,940
Seven years later          8,870   8,803   8,684   8,247
Eight years later          9,191   9,082   8,988
Nine years later           9,411   9,343
Ten years later            9,602

Cumulative amount of
  gross liability paid
  through:
One year later                             4,064   3,316   3,241   3,408   3,702   3,943   4,392   4,297
Two years later                            6,572   5,489   5,491   5,386   6,310   6,796   7,170
Three years later                          8,164   7,054   6,842   7,074   8,316   8,657
Four years later                           9,290   7,989   8,034   8,289   9,559
Five years later                           9,994   8,831   8,942   8,870
Six years later                           10,582   9,540   9,311
Seven years later                         11,177   9,866
Eight years later                         11,511


Ceded Reinsurance. Through ceded reinsurance, other insurers and reinsurers agree to share certain risks that our subsidiaries have underwritten. The purpose of reinsurance is to limit a ceding insurer's maximum net loss arising from large risks or catastrophes. Reinsurance also serves to increase the direct writing capacity of the ceding insurer. Amounts recoverable on ceded losses are recorded as an asset. In addition, through aggregate excess-of-loss treaties, reinsurance can serve to reduce the volatility often associated with the results of primary property-liability insurance underwriting entities.

The collectibility of reinsurance is subject to the solvency of reinsurers. Our Reinsurance Credit Risk Committee, which has established financial standards to determine qualified, financially secure reinsurers, guides the placement of ceded reinsurance. Uncollectible reinsurance recoverables have not had a material adverse impact on our results of operations, liquidity or financial position.

Our reported results in both 2000 and 1999 benefited from the impact of separate aggregate excess-of-loss reinsurance treaties that we entered into effective January 1 of each year (the "corporate program"). In addition, our Reinsurance segment results in both years benefited from separate aggregate excess-of-loss reinsurance treaties, unrelated to the corporate program. The combined impact of all of these treaties on our reported results was as follows:

   (In millions)                                 2000      1999
    -----------                                 -----     -----
     Ceded written premiums                     $ 474     $ 273

     Ceded losses and loss
        adjustment expenses                       831       534
     Ceded earned premiums                        474       273
                                                -----     -----
         Net pretax benefit                     $ 357     $ 261
                                                =====     =====

Note 16 to the consolidated financial statements on pages 72 and 73 of our 2000 Annual Report to Shareholders, which provides a schedule of ceded reinsurance and additional information about the aggregate excess-of-loss reinsurance treaties, is incorporated herein by reference.

Property - Liability Investment Operations

Objectives. Our board of directors approves the overall investment plan for the companies within The St. Paul's property-liability operations. Each subsidiary develops its own specific investment policy tailored to comply with domestic laws and regulations and the overall corporate investment plan. The primary objectives of those plans are as follows:

  1) to maintain a widely diversified fixed maturities portfolio structured to maximize investment returns while generating sufficient liquidity to fund operational cash requirements;

  2) to minimize credit risk through investments in high-quality instruments; and

  3) to provide for long-term growth in the market value of the investment portfolio and enhance shareholder value through investments in certain other investment classes, such as equity securities, venture capital and real estate.

The following discussion provides more information on each of our invested asset classes.

Fixed Maturities. Fixed maturities constituted 75% (at cost) of our property-liability insurance operations' investment portfolio at Dec. 31, 2000. The portfolio is primarily composed of high-quality, intermediate-term taxable U.S. government agency and corporate bonds and tax-exempt U.S. municipal bonds. The table on the following page presents information about the fixed maturities portfolio for the years 1998 through 2000 (dollars in millions).

                    Estimated                  Weighted     Weighted
       Amortized   Fair Value    Pretax Net     Average      Average
         Cost at     at Year-    Investment     Pre-tax    After-tax
 Year   Year-end          end        Income       Yield        Yield
-----   --------   ----------    ----------   ---------    ---------

 2000    $15,366      $15,791        $1,162         6.8%         5.1%
 1999     15,256       15,230         1,171         6.8%         5.1%
 1998     15,966       16,942         1,204         6.8%         5.1%

We determine the mix of our investments in taxable and tax-exempt securities based on our current and projected tax position and the relationship between taxable and tax-exempt investment yields at the time of purchase. Taxable, intermediate-term, investment-grade securities accounted for the majority of new bond purchases in each of the years 2000, 1999 and 1998. We carry the fixed maturities portfolio on our balance sheet at estimated fair value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity.

The fixed maturities portfolio is managed conservatively to provide reasonable returns while limiting exposure to risks. Approximately 94% of the fixed maturities portfolio is rated at investment grade levels (BBB- or better). The remaining 6% of the portfolio is split between nonrated and non-investment grade (high-yield) securities. We believe the nonrated securities would be considered investment-grade in quality if rated.

Equities. Equity securities comprised 5% of the property-liability operations' investments (at cost) at Dec. 31, 2000, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. Sales of equities generated $95 million of pretax realized investment gains in 2000, and dividend income totaled $15 million. The portfolio's carrying value at year-end included $326 million of pretax unrealized appreciation.

Real Estate and Mortgage Loans. Our property-liability operations' real estate holdings consist of a diversified portfolio of commercial office and warehouse properties that we own directly or have partial interest in through joint ventures. The properties are geographically distributed throughout the United States and had an occupancy rate of 95% at Dec. 31, 2000. We also have a portfolio of real estate mortgage investments acquired in the merger with USF&G. The real estate and mortgage loan portfolio produced $103 million of pretax investment income in 2000 and generated $4 million of pretax realized gains.

Venture Capital. Securities of small- to medium-sized companies spanning a variety of industries comprise our venture capital holdings, which accounted for 3% of property-liability investments (at cost) at Dec. 31, 2000. These investments are in the form of limited partnership interests or direct equity investments. Venture capital investments generated pretax realized investment gains of $554 million in 2000. The carrying value of venture capital investments at Dec. 31, 2000 included $406 million of pretax unrealized appreciation.

Securities Lending Collateral. This investment class, which comprised 6% of property-liability investments at Dec. 31, 2000, consists of collateral held on certain fixed-maturity securities loaned to other institutions through a lending agent for short periods of time. The collateral is maintained at 102%, marked to market daily, of the fair value of the loaned securities. We retain full ownership of the loaned securities and are indemnified by the lending agent in the event a borrower becomes insolvent or fails to return the securities.

Short-Term and Other Investments. Our portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 6% of property-liability investments at Dec. 31, 2000.

Derivatives. Our property-liability investment operations have had limited involvement with derivative financial instruments, primarily for purposes of hedging against fluctuations in foreign currency exchange rates and interest rates. Our investment operations have not participated in the derivatives market for trading or speculative purposes.

Notes 1, 4, 5 and 7 to the consolidated financial statements, which are included in our 2000 Annual Report to Shareholders, provide additional information about our investment portfolio and are incorporated herein by reference. The "Investment Operations" and "Exposures to Market Risk" sections of "Management's Discussion and Analysis" in said Annual Report are also incorporated herein by reference.

LIFE INSURANCE

F&G Life markets many forms of annuity and life insurance products, including single premium and flexible premium deferred annuities (such as tax-sheltered annuities and equity-indexed annuities), structured settlement annuities and immediate annuities. F&G Life also underwrites traditional and universal life insurance products.

The majority of F&G Life's products are sold throughout the United States through independent agents, managing general agents, specialty brokerage firms, and in selected institutional markets. Structured settlement annuities are sold predominantly to property-liability companies (primarily our U.S. underwriting operations) for use in settlement of certain of their insurance claims. Note 8 to the consolidated financial statements, on page 59 of our 2000 Annual Report to Shareholders, provides a table of F&G Life's future policy benefit reserves by type of product and is incorporated herein by reference.

Life Insurance Investment Operations. F&G Life's investment portfolio totaled $5.0 billion at Dec. 31, 2000, consisting of investment grade government and corporate securities (63% of the total); asset-backed and mortgage-backed securities (20%); high-yield investments (7%); and real estate mortgage loans and other investments (10%). F&G Life uses derivative instruments in the form of over-the-counter indexed call options for the purpose of hedging interest credited on its equity-indexed annuity products. The cost of derivatives amounted to less than 1% of invested assets at Dec. 31, 2000. Note 7 on page 58 of The St. Paul's 2000 Annual Report to Shareholders, which includes additional information about F&G Life's involvement with derivative financial instruments, is incorporated herein by reference.

ASSET MANAGEMENT

The John Nuveen Company ("Nuveen") is our asset management subsidiary. The St. Paul and its largest property-liability insurance subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine") hold a combined 78% interest in Nuveen.

Nuveen's principal businesses are asset management and the development, marketing and distribution of investment products and services for advisors to the affluent and high-net-worth market segments. Nuveen provides investment products, including individually managed accounts, mutual funds, exchange-traded funds (closed-end funds) and defined portfolios through registered representatives associated with unaffiliated firms, including broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants, and investment advisers.

Nuveen's primary business activities generate two principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including individually managed accounts, mutual funds and exchange-traded funds; and (2) transaction-based revenue earned upon the sale of defined portfolio and mutual fund products.

Nuveen's business is conducted through six subsidiaries: Nuveen Investments, a registered broker and dealer in securities under the Securities Exchange Act of 1934 and five investment advisory subsidiaries registered under the Investment Advisers Act of 1940. The five investment advisory subsidiaries are Nuveen Advisory Corp.
(NAC), Nuveen Institutional Advisory Corp. (NIAC), Nuveen Asset Management Inc. (NAM), Rittenhouse Financial Services, Inc. (Rittenhouse) and Nuveen Senior Loan Asset Management, Inc. (NSLAM). Nuveen Investments provides investment product distribution and related services for Nuveen's managed funds and defined portfolios. NAC, NIAC and NSLAM provide investment management services for and administer the business affairs of the Nuveen managed funds. Rittenhouse and NAM provide investment management services for individually managed accounts, and Rittenhouse also acts as sub-adviser and portfolio manager for a mutual fund managed by NIAC.

At Dec. 31, 2000, Nuveen's assets under management totaled $62.0 billion, consisting of $28.4 billion of exchange-traded funds, $21.7 billion of managed accounts, and $11.9 billion of mutual funds. Municipal securities accounted for 66% of the underlying managed assets.

In 2000, Nuveen repurchased 1,175,916 of its outstanding common shares for a total cost of $51 million. In 1999, Nuveen repurchased 914,100 of its outstanding common shares for a total cost of $36 million. The repurchases in both years were solely from minority shareholders. Our ownership share in Nuveen did not materially change in either year as a result of these share repurchases, due to Nuveen's issuance of common shares related to stock option and other incentive plans.

COMPETITION AND REGULATION

The financial services industry in general continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions and competition from new entrants, as well as established competitors using new technologies, including the Internet, to establish or expand their business. The Gramm-Leach-Bliley Act, passed in 1999, which repealed U.S. laws that separated commercial banking, investment banking and insurance activities, together with changes to the industry resulting from previous reforms, has increased the number of companies competing for a similar customer base.

Property-Liability Insurance. Our domestic and international underwriting subsidiaries compete with a large number of other insurers and reinsurers. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance. Our subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive, yet profitable, price. The combination of products, services, pricing and other methods of competition varies by line of insurance and by coverage within each line of insurance.

We and our underwriting subsidiaries, are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. During 2000, we received $483 million of cash dividends from our U.S. underwriting operations. Although $1.6 billion will be available for dividends in 2000, business and regulatory considerations may impact the amount of dividends actually paid. In addition, any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is subject to prior approval by regulators.

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

Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates, purchasing reinsurance or by a combination of these. The ability of our insurance underwriting subsidiaries to meet emerging adverse underwriting trends may be delayed, from time to time, by the effects of laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. Our U.S. underwriting operations do business in all 50 states and the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. Many of these jurisdictions require prior approval of most or all premium rates.

Our insurance underwriting business in the United Kingdom is regulated by the Financial Services Authority (FSA). The FSA's principal objectives are to ensure that insurance companies are responsibly managed, that they have adequate funds to meet liabilities to policyholders and that they maintain required levels of solvency. In Canada, the conduct of insurance business is regulated under provisions of the Insurance Companies Act of 1992, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force. The Lloyd's operation is currently regulated by the Council of Lloyd's, a self-regulatory organization, which will in due course be regulated by the FSA. We are also subject to regulations in the other countries and jurisdictions in which we underwrite insurance business.

Life Insurance. Our life insurance subsidiaries operate in a competitive environment, with approximately 1,400 companies nationwide in the industry including stock and mutual companies. F&G Life ranked 117th based on 1999 statutory net premiums written, 120th based on 1999 statutory assets, and 174th based on 1999 statutory capital and surplus. In the life insurance industry, interest crediting rates, underwriting philosophy, policy features, financial stability, credit standing and service quality are important competitive factors. F&G Life's products compete not only with those offered by other life insurance companies, but also with other income accumulation-oriented products offered by other financial services companies. The life insurance industry has experienced considerable competitive and economic pressure in recent periods as a result of fluctuating interest rates and other factors.

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

Nuveen is a publicly-traded company registered under the Securities Exchange Act of 1934 and listed on the New York Stock Exchange.
One of its subsidiaries, Nuveen Investments, is a broker-dealer registered under the Securities Exchange Act of 1934, and is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies and self-regulatory organizations. It is also subject to net capital requirements that restrict its ability to pay dividends. Nuveen's other five subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. As such, they are subject to regulation by the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENT DISCLOSURE

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience, and expense savings resulting from the restructuring actions announced in recent years.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases and possible actions by competitors; general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of reinsurance or insurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; and various other matters. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2.   Properties.
------    ----------

Fire and Marine owns our corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, St. Paul, MN. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. Fire and Marine also owns property in Woodbury, MN where its Administrative Services Building and off-site computer processing operations are located. Fire and Marine also owns the former USF&G headquarters campus known as Mount Washington Center, located in Baltimore, MD. The campus currently houses offices for certain executives of The St. Paul, as well as offices for certain underwriting, legal and claim personnel. A training and development center also resides on the Mount Washington campus. Fire and Marine has leased a substantial portion of one of the buildings on the campus to an outside party.

St. Paul International Insurance Company Ltd. owns a building in London, England, which houses a portion of its operations. We retained ownership of another building in London subsequent to the sale of Minet to Aon in 1997, which we were leasing to an outside party at Dec. 31, 2000. In a transaction completed in March 2001, we sold a 50% interest in this building.

Fire and Marine and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment.

Our operating subsidiaries rent or lease office space in most cities in which they operate.

Management considers the currently owned and leased office facilities of The St. Paul and its subsidiaries adequate for the current and anticipated future level of operations.

Item 3.   Legal Proceedings.
------    -----------------

The information set forth in the "Legal Matters" section of Note 13 to the consolidated financial statements, and the "Environmental and Asbestos Claims" section of "Management's Discussion and Analysis," which are included in our 2000 Annual Report to Shareholders on pages 67 and 68, and 36, respectively, are incorporated herein by reference.

In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC (LUI) suspended underwriting new insurance business. At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation. The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May of 1992 but has now also been placed in provisional insolvent liquidation. Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers. Minet, a former insurance brokerage subsidiary of ours, had brokered business to and from Weavers for many years. From 1973 through 1980, our UK-based underwriting operations, now called St. Paul International Insurance Company Ltd. (SPI), had accepted business from Weavers. A portion of that business was ceded by SPI to reinsurers. Certain of those reinsurers have challenged the validity of certain reinsurance contracts relating to the Weavers pool, of which SPI was a member, in an attempt to avoid liability under those contracts. SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts. Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers. When we sold Minet in May 1997, we agreed to indemnify the purchaser for most of Minet's preclosing liabilities, including liabilities relating to the Weavers matter. We will vigorously contest any proceedings relating to the Weavers matter and we recognize that the final outcome of these proceedings, if adverse to us, may materially impact the results of operations in the period in which that outcome occurs, but we believe it will not have a materially adverse effect on our liquidity or overall financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine, St. Paul International Underwriting or St. Paul Re. There are no family relationships between any of our executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. The officers listed in the chart below, except Thomas A. Bradley, Robert J. Lamendola, Stephen
W. Lilienthal, Paul J. Liska, John A. MacColl and David R. Nachbar, have held positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years.

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


                           Positions Presently      Term of Office and
    Name             Age          Held              Period of Service
------------         ---   -------------------      ------------------

Douglas W.                 Chairman, President      Serving at the
Leatherdale           64    and Chief Executive      pleasure of the
                            Officer                  Board from 5-90
                            (The St. Paul
                            Companies, Inc.)

Paul J. Liska         45   Executive Vice           Serving at the
                            President and Chief      pleasure of the
                            Financial Officer        Board from 1-97
                            (The St. Paul
                            Companies, Inc.)

James F. Duffy        57   Chairman,                Serving at the
                            Reinsurance Group        pleasure of the
                            (St. Paul Re)            Board from 7-00

John A. MacColl       52   Executive Vice           Serving at the
                            President and            pleasure of the
                            General Counsel          Board from 5-99
                            (The St. Paul
                            Companies, Inc.)

Michael J. Conroy     59   Executive Vice           Serving at the
                            President, Chief         pleasure of the
                            Administrative           Board from 8-95
                            Officer and Chief
                            Privacy Officer
                            (Fire and Marine)

                           Positions Presently      Term of Office and
    Name             Age          Held              Period of Service
-----------          ---   -------------------      ------------------

Stephen W.                 Executive Vice           Serving at the
Lilienthal            51    President (Fire and      pleasure of the
                            Marine)                  Board from 4-98

Robert J. Lamendola   56   President and Chief      Serving at the
                            Executive Officer -      pleasure of the
                            Surety and               Board from 10-99
                            Construction
                            (Fire and Marine)

Michael J. Schell     50   President and Chief      Serving at the
                            Operating Officer -      pleasure of the
                            Global Reinsurance       Board from 7-00
                            (St. Paul Re)

T. Michael Miller     42   Senior Vice              Serving at the
                            President - Global       pleasure of the
                            Specialty Practices      Board from 10-99
                            (Fire and Marine)

Kent D. Urness        52   Senior Vice              Serving at the
                            President - Global       pleasure of the
                            Specialty Practices      Board from 10-99
                            (Fire and Marine)

Bruce A. Backberg     52   Senior Vice              Serving at the
                            President and            pleasure of the
                            Corporate Secretary      Board from 11-97
                            (The St. Paul
                            Companies, Inc.)

Thomas A. Bradley     43   Senior Vice              Serving at the
                            President - Finance      pleasure of the
                            (The St. Paul            Board from 5-98
                            Companies, Inc.)

Karen L. Himle        45   Senior Vice              Serving at the
                            President -              pleasure of the
                            Corporate Affairs        Board from 11-97
                            (The St. Paul
                            Companies, Inc.)

David R. Nachbar      38   Senior Vice              Serving at the
                            President - Human        pleasure of the
                            Resources                Board from 8-98
                            (The St. Paul
                            Companies, Inc.)

Laura C. Gagnon       39   Vice President -         Serving at the
                           Finance and               pleasure of the
                           Investor Relations        Board from 7-99
                           (The St. Paul
                           Companies, Inc.)


Management Changes. On March 9, 2001, the following management changes were announced by The St. Paul. Effective April 1, 2001, Paul J. Liska will resign from all positions held at The St. Paul. On that date, Thomas A. Bradley, currently Senior Vice President - Finance, will become Chief Financial Officer, with responsibility for all of The St. Paul's finance and accounting activities. Michael R. Wright, 44, currently Senior Vice President - Global Equities, was named Chief Investment Officer, with responsibility for all of The St. Paul's investment operations. John C. Treacy, 37, currently Vice President and Controller of Fire and Marine, was named Vice President and Corporate Controller of The St. Paul, assuming the role of principal accounting officer for The St. Paul.

                                Part II
                                -------

Item 5.   Market for the Registrant's Common Equity and
------    Related Stockholder Matters.
          ---------------------------

Our common stock is traded on the New York Stock Exchange, where it is assigned the symbol SPC. The stock is also listed on the London Stock Exchange under the symbol SPA. The number of holders of record, including individual owners, of our common stock was 18,409 as of March 1, 2001.

The "Stock Trading" and "Stock Price and Dividend Rate" portions of the "Shareholder Information" section on page 82 of our 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 6.   Selected Financial Data.
------    -----------------------

The "Six-Year Summary of Selected Financial Data" on page 45 of our 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -----------------------------------

The "Management's Discussion and Analysis" on pages 18 through 44 of our 2000 Annual Report to Shareholders is incorporated herein by reference.

Item  7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------   ----------------------------------------------------------

The "Exposures to Market Risk" section of "Management's Discussion and Analysis" on pages 43 and 44 of our 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

The "Independent Auditors' Report," "Management's Responsibility for Financial Statements," Consolidated Balance Sheets, Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows, and Notes to Consolidated Financial Statements on pages 46 through 76 of our 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on
------    Accounting and Financial Disclosure.
          -----------------------------------

None.

                             Part III
                             --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

The "Election of Directors - Nominees for Directors" section, which provides information regarding our directors, on pages 4 and 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference. W. John Driscoll, 71 and Anita M. Pampusch, 62, are currently directors of The St. Paul, but are not standing for re-election at the 2001 Annual Meeting of Shareholders.

The "Section 16(a) Beneficial Ownership Reporting Compliance" section on page 36 of the Proxy Statement relating to the Annual
Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference.

Item 11.  Executive Compensation.
-------   ----------------------

The "Executive Compensation" section on pages 21 to 31 and the "Election of Directors - Board of Directors Compensation" section on pages 6 to 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2001, are incorporated herein by reference.

Item  12.  Security Ownership of Certain Beneficial Owners and Management.
--------   --------------------------------------------------------------

The "Security Ownership of Certain Beneficial Owners and
Management" section on pages 33 to 35 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

The "Indebtedness of Management" section on page 32 of the Proxy
Statement relating to the Annual Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference.

                              Part IV
                              -------

Item 14.       Exhibits, Financial Statements, Financial Statement
-------        Schedules and Reports on Form 8-K.
               ---------------------------------

(a) Filed documents. The following documents are filed as part of this report:

     1.   Financial Statements.
          Incorporated by reference into Part II of this report:
               The St. Paul Companies, Inc. and Subsidiaries:
               Consolidated Statements of Income - Years Ended
                 December 31, 2000, 1999 and 1998
               Consolidated Statements of Comprehensive Income -
                 Years Ended December 31, 2000, 1999 and 1998
               Consolidated Balance Sheets - December 31, 2000
                 and 1999
               Consolidated Statements of Shareholders'
                  Equity - Years Ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows - Years Ended
                 December 31, 2000, 1999 and 1998
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

          The foregoing documents are incorporated by reference to The St. Paul's 2000 Annual Report to
           Shareholders.

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

          3. Exhibits. An Exhibit Index is set forth at page 35 of this report.


            (3) (a)  The current articles of incorporation
                     of The St. Paul are incorporated by
                     reference to Form 10-K for the year ended
                     December 31, 1998.

                (b)  The current bylaws of The St. Paul are filed herewith.

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

           (10) (a)  The Deferred Stock Plan for
                     Non-Employee Directors is filed herewith.

                (b)  The Senior Executive Severance
                     Policy is filed herewith.

                (c)  The Amended and Restated 1994 Stock
                     Incentive Plan is filed herewith.

                (d)  The Directors' Charitable Award
                     Program, as Amended, is filed herewith.

                (e)  The Amendment to the Amended and
                     Restated Special Severance Policy is filed herewith.

                (f)  Amended and Restated Letter Agreement
                     between The St. Paul and Mr. Stephen W.
                     Lilienthal dated as of August 5, 1999 related to terms of his employment is incorporated by reference to Form 10-K for the year ended December 31, 1999.

                (g)  The 1988 Stock Option Plan as in
                     effect for options granted prior to June 1994, as amended, is incorporated by reference to Form 10-K for the year ended December 31, 1998.

                (h)  The Non-Employee Director Stock
                     Retainer Plan is incorporated by reference to Form 10-K for the year ended December 31, 1998.

                (i)  The Amended and Restated Special
                     Severance Policy is incorporated by reference to Form 10-K for the year ended December 31, 1998.

                (j)  The Annual Incentive Plan is
                     incorporated by reference to the Proxy Statement relating to the 1999 Annual Meeting of Shareholders that was held on May 4, 1999.

                (k)  The Deferred Management Incentive
                     Awards Plan is incorporated by reference to Form 10-K for the year ended December 31, 1997.

                (l)  The Directors' Deferred Compensation
                     Plan is incorporated by reference to
                     Form 10-K for the year ended December 31, 1997.

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

                (t)  The Special Leveraged Stock
                     Purchase Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.

                (u)  The summary description of the
                     Outside Directors' Retirement Plan is incorporated by reference to the Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be held May 1, 2001.

                (v)  The summary description of the Key
                     Executive Special Incentive Arrangement is incorporated by reference to Form 10-Q for the quarter ended September 30, 1999.

           (11) A statement regarding the computation of per share earnings is filed herewith.

           (12) A statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

           (13)  The St. Paul's 2000 Annual Report to
                   Shareholders is furnished to the Commission in paper format pursuant to Rule 14a-3(c). The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:

                                                   Location of
                Portions of Annual Report          Information
                    for the Year Ended            Incorporated
                    December 31, 2000             by Reference
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


          (21) List of subsidiaries of The St. Paul Companies, Inc. is filed herewith.

          (23) Consent of independent auditors to incorporation by reference of certain reports into Registration
                Statements on Form S-8 (SEC File No. 33-15392, No. 33-23446, No. 33-23948, No. 33-24220, No. 33-24575, No. 33-26923,
                No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329,
                No. 333-25203, No. 333-28915, No. 333-48121, No. 333-50941,
                No. 333-50943 and No. 333-67983) and Form S-3 (SEC File
                No. 333-44122) is filed herewith.

          (24)  Power of attorney is filed herewith.

(b) Reports on Form 8-K.

               A Form 8-K Current Report dated March 9, 2001 was filed related to the announcement of the resignation of Paul J. Liska as Executive Vice President and Chief Financial Officer of The St. Paul, effective April 1, 2001.


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

Date:  March 28, 2001            By   /s/ Bruce A. Backberg
       --------------                 ---------------------
                                     Bruce A. Backberg
                                     Senior Vice President and
                                     Corporate Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.

Date:  March 28, 2001            By  /s/ Douglas W. Leatherdale
       --------------                --------------------------
                                     Douglas W. Leatherdale,
                                     Director, Chairman of the
                                     Board, President and Chief
                                     Executive Officer

Date:  March 28, 2001           By   /s/ Paul J. Liska
       --------------                -----------------
                                     Paul J. Liska, Executive
                                     Vice President and
                                     Chief Financial Officer

Date:  March 28, 2001           By   /s/ Thomas A. Bradley
       --------------                ---------------------
                                     Thomas A. Bradley, Senior
                                     Vice President - Finance


Date:  March 28, 2001           By   /s/ John C. Treacy
       --------------                ------------------
                                     John C. Treacy, Vice
                                     President and Corporate
                                     Controller

Date:  March 28, 2001           By   /s/ H. Furlong Baldwin
       --------------                ----------------------
                                     H. Furlong Baldwin*,
                                     Director

Date:  March 28, 2001           By   /s/ John H. Dasburg
       --------------                -------------------
                                     John H. Dasburg*, Director

Date:  March 28, 2001           By   /s/ W. John Driscoll
       --------------                --------------------
                                     W. John Driscoll*, Director

Date:  March 28, 2001           By   /s/ Kenneth M. Duberstein
       --------------                -------------------------
                                     Kenneth M. Duberstein*,
                                     Director

Date:  March 28, 2001           By   /s/ Pierson M. Grieve
       --------------                ---------------------
                                     Pierson M. Grieve*, Director

Date:  March 28, 2001           By   /s/ Thomas R. Hodgson
       --------------                ---------------------
                                     Thomas R. Hodgson*, Director

Date:  March 28, 2001           By   /s/ David G. John
       --------------                -----------------
                                     David G. John*, Director

Date:  March 28, 2001           By   /s/ William H. Kling
       --------------                --------------------
                                     William H. Kling*, Director

Date:  March 28, 2001           By   /s/ Bruce K. MacLaury
       --------------                ---------------------
                                     Bruce K. MacLaury*, Director

Date:  March 28, 2001           By   /s/ Glen D. Nelson, M.D.
       --------------                -----------------------
                                     Glen D. Nelson, M.D.*,
                                     Director

Date:  March 28, 2001           By   /s/ Anita M. Pampusch
       --------------                ---------------------
                                     Anita M. Pampusch*, Director

Date:  March 28, 2001           By   /s/ Gordon M. Sprenger
       --------------                ----------------------
                                     Gordon M. Sprenger*,
                                     Director

Date:  March 28, 2001           *By  /s/ Bruce A. Backberg
       --------------                ---------------------
                                     Bruce A. Backberg, Attorney-
                                     in-fact

   INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of January 23, 2001, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related financial statement schedules I through V, as listed in the index in Item 14(a)2. of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, based on our audits such financial statement schedules I through V, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Minneapolis, Minnesota                            /s/ KPMG LLP
March 28, 2001                                        --------
                                                      KPMG LLP

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                    SCHEDULE I - SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 2000
                               (In millions)

                                                     2000
                                        -----------------------------------
                                                                 Amount at
                                                                which shown
                                                                  in the
                                          Cost*       Value*   balance sheet
                                        -------      -------   -------------
Type of investment:

Fixed maturities:
----------------
United States Government and
 government agencies and
 authorities                           $  1,900     $  2,000    $  2,000
States, municipalities and
 political subdivisions                   5,104        5,361       5,361
Foreign governments                       1,020        1,051       1,051
Corporate securities                      8,685        8,581       8,581
Asset-backed securities                     890          902         902
Mortgage-backed securities                2,541        2,575       2,575
                                        -------      -------     -------
   Total fixed maturities                20,140       20,470      20,470
                                        -------      -------     -------

Equity securities:
-----------------
Common stocks:
Public utilities                             12           13          13
Banks, trusts and insurance
  companies                                 130          195         195
Industrial, miscellaneous and
  all other                                 983        1,258       1,258
                                        -------      -------     -------
   Total equity securities                1,125        1,466       1,466
                                        -------      -------     -------
Venture capital                             657        1,064       1,064
                                        -------      -------     -------
Real estate and mortgage loans            1,256**                  1,249
Securities lending collateral             1,233                    1,233
Other investments                           353                      353
Short-term investments                    1,264                    1,264
                                        -------                  -------
   Total investments                   $ 26,028                 $ 27,099
                                        =======                  =======



* See Notes 1, 4, 5 and 7 to the consolidated financial statements included in our 2000 Annual Report to Shareholders.

** The cost of real estate represents the cost of properties before valuation provisions. (See Schedule V on page 34).

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED BALANCE SHEET INFORMATION
                        December 31, 2000 and 1999
                               (In millions)


Assets:                                              2000          1999
                                                   ------        ------
Investment in subsidiaries                        $ 8,797       $ 8,116
Investments:
 Fixed maturities                                     218           109
 Equity securities                                     70            78
 Short-term investments                                41            33
Cash                                                    -             4
Deferred income taxes                                 428           301
Refundable income taxes                                81           152
Other assets                                          210           233
                                                   ------        ------
      Total assets                                $ 9,845       $ 9,026
                                                   ======        ======

Liabilities:

Debt                                              $ 2,123       $ 2,060
Dividends payable to shareholders                      59            58
Other liabilities                                     436           436
                                                   ------        ------
      Total liabilities                             2,618         2,554
                                                   ------        ------

Shareholders' Equity:
 Preferred:
   Convertible preferred stock                        117           129
   Guaranteed obligation - PSOP                       (68)         (105)
                                                   ------        ------
      Total preferred shareholders' equity             49            24
                                                   ------        ------

 Common:
   Common stock, authorized 480 shares;
     issued 218 shares (225 in 1999)                2,238         2,079
   Retained earnings                                4,243         3,827
   Accumulated other comprehensive income:
     Unrealized appreciation of investments           765           568
     Unrealized loss on foreign
      currency translation                            (68)          (26)
                                                   ------        ------
      Total accumulated other
        comprehensive income                          697           542
                                                   ------        ------
      Total common shareholders' equity             7,178         6,448
                                                   ------        ------
      Total shareholders' equity                    7,227         6,472
                                                   ------        ------
      Total liabilities and
         shareholders' equity                     $ 9,845       $ 9,026
                                                   ======        ======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENT OF INCOME INFORMATION
               Years Ended December 31, 2000, 1999 and 1998
                               (In millions)


                                         2000         1999         1998
                                       ------       ------       ------
Revenues:
 Net investment income                 $   29       $   17       $   18
 Realized investment gains                  8           10            6
                                       ------       ------       ------
   Total revenues                          37           27           24
                                       ------       ------       ------
Expenses:
 Interest expense                         165          145           67
 Administrative and other expenses         97           51           66
                                       ------       ------       ------
   Total expenses                         262          196          133
                                       ------       ------       ------
   Loss before income tax benefit        (225)        (169)        (109)
Income tax benefit                        (89)         (59)         (80)
                                       ------       ------       ------
   Loss from continuing operations -
     parent company only                 (136)        (110)         (29)

Equity in net income of subsidiaries    1,149          889          228
                                       ------       ------       ------
   Income from continuing operations
    before cumulative effect of
    accounting change                   1,013          779          199
Cumulative effect of
 accounting change                          -          (30)           -
                                       ------       ------       ------
   Income from continuing operations    1,013          749          199
Gain (loss) from
 discontinued operations                  (20)          85         (110)
                                       ------       ------       ------

   Consolidated net income             $  993       $  834       $   89
                                       ======       ======       ======

See accompanying notes to condensed financial information.

                THE ST. PAUL COMPANIES, INC. (Parent Only)

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION
               Years Ended December 31, 2000, 1999 and 1998
                               (In millions)


                                             2000        1999        1998
                                           ------      ------      ------
Operating Activities:
 Net loss - parent only                    $ (136)     $ (110)     $  (29)
 Cash dividends from subsidiaries             510         320         223
 Tax payments from subsidiaries               339          69          71
 Net federal income tax refund (payments)    (110)        (71)         54
 Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
   Deferred tax expense
    (benefit) - operations                     44          38         (78)
   Pretax realized investment gains            (8)        (10)         (6)
   Other                                      (68)        (38)         (4)
                                           ------      ------      ------
   Cash provided by operating activities      571         198         231
                                           ------      ------      ------
Investing Activities:
 Purchases of investments                    (278)       (155)        (47)
 Proceeds from sales and maturities
   of investments                             168         153          81
 Capital contributions and loans
   to subsidiaries                           (119)         (4)       (178)
 Proceeds received upon assumption
   of subsidiary debt                         123           -           -
 Proceeds from repayment
   of intercompany loans                        -         294           -
 Discontinued operations                       (9)        (10)        (20)
 Purchase of property and equipment           (18)          -           -
 Other                                         (1)          6          10
                                           ------      ------      ------
   Cash provided (used) by
     investing activities                    (134)        284        (154)
                                           ------      ------      ------
Financing Activities:
 Dividends paid to shareholders              (241)       (246)       (210)
 Proceeds from issuance of debt               498         204         239
 Repayment of debt and capital securities    (259)       (121)        (25)
 Repurchase of common shares                 (536)       (356)       (135)
 Stock options exercised and other             97          32          63
                                           ------      ------      ------
   Cash used in financing activities         (441)       (487)        (68)
                                           ------      ------      ------
Change in cash                                 (4)         (5)          9
Cash at beginning of year                       4           9           -
                                           ------      ------      ------
   Cash at end of year                     $    -      $    4      $    9
                                           ======      ======      ======

See accompanying notes to condensed financial information.

            THE ST. PAUL COMPANIES, INC. (Parent Only)

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             NOTES TO CONDENSED FINANCIAL INFORMATION



  1. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in our 2000 Annual Report to Shareholders. The Annual Report includes our Consolidated Statements of Shareholders' Equity and Comprehensive Income.

     Some data in the accompanying condensed financial information for the years 1999 and 1998 were reclassified to conform with the 2000 presentation.


  2. Debt of the parent company consisted of the following (in millions):
                                                 December 31,
                                             -------------------
                                              2000          1999
                                             -----         -----
     External:
       Medium-term notes                   $   617       $   617
       7-7/8% senior notes                     249             -
       8-1/8% senior notes                     249             -
       8-3/8% senior notes                     150           150
       Commercial paper                        138           400
       Zero coupon convertible notes            98            94
       7-1/8% senior notes                      80            80
       Variable rate borrowings                 64            64
                                             -----         -----
         Total external debt                 1,645         1,405
                                             -----         -----
     Intercompany (1):
       Subordinated debentures                 353           492
       Guaranteed PSOP debt                     68           105
       Notes payable to subsidiaries            57            58
                                             -----         -----
         Total intercompany debt               478           655
                                             -----         -----
      Total debt                            $2,123        $2,060
                                             =====         =====


     (1) Eliminated in consolidation. The intercompany subordinated debentures are payable to subsidiary trusts holding solely convertible subordinated debentures of the company. These trusts issued external financing in the form of company-obligated mandatorily redeemable preferred securities.

     See Note 10 to the consolidated financial statements included in the 2000 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 2000.

     The amount of debt, other than commercial paper and debt eliminated in consolidation, that becomes due during each of the next five years (including the debt discussed in Note 3 below) is as follows: $195 in 2001; 2002, $51 million; 2003, $67 million; 2004, $55 million; and 2005, $433 million.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                               (In millions)


                                             At December 31,
                               ----------------------------------------------
                                                                        Other
                                           Gross loss,                 policy
                               Deferred  loss adjustment               claims
                                policy   expense reserves  Gross          and
                             acquisition   and policy     unearned   benefits
                               expenses     benefits      premiums    payable
                             ----------  --------------   --------   --------
2000
----
Property-Liability Insurance:
 Commercial Lines Group         $   140        $ 5,948     $   813    $     -
 Global Surety                       92            308         319          -
 Global Healthcare                   50          2,642         428          -
 Other Global Specialty             126          3,045         720          -
 International                       69          2,060         640          -
                                -------        -------     -------    -------
   Total Primary Underwriting       477         14,003       2,920          -
 Reinsurance                        100          3,698         434          -
                                -------        -------     -------    -------
   Total Property-Liability
    Insurance                       577         17,701       3,354          -

 Life Insurance                     511          5,460           -         98
                                -------        -------     -------    -------
   Total from continuing
    operations                    1,088         23,161       3,354         98

 Discontinued operations            N/A            495         293        N/A
                                -------        -------     -------    -------
   Total                        $ 1,088        $23,656     $ 3,647    $    98
                                =======        =======     =======    =======

1999
----
Property-Liability Insurance:
 Commercial Lines Group         $   126        $ 6,545     $   657    $     -
 Global Surety                       88            289         303          -
 Global Healthcare                   53          2,173         354          -
 Other Global Specialty             115          3,603         488          -
 International                       23            688         422          -
                                -------        -------     -------    -------
   Total Primary Underwriting       405         13,298       2,224          -
 Reinsurance                         98          3,925         436          -
                                -------        -------     -------    -------
   Total Property-Liability
    Insurance                       503         17,223       2,660          -

 Life Insurance                     439          4,885           -        122
                                -------        -------     -------    -------
   Total from continuing
    operations                      942         22,108       2,660        122
                                -------        -------     -------    -------
 Discontinued operations            N/A            497         388        N/A
                                -------        -------     -------    -------
   Total                        $   942        $22,605     $ 3,048    $   122
                                =======        =======     =======    =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                               (In millions)

                                  Insurance losses
                                   loss adjustment
                                      expenses,  Amortization
                             Net         and      of policy    Other
                Premiums  investment   policy    acquisition operating Premiums
2000             earned     income    benefits    expenses   expenses   written
----            --------  ---------  ----------  ----------- --------  --------
Property-Liability
 Insurance:
  Commercial
   Lines Group   $ 1,585    $     -     $   970    $   362   $   154   $ 1,657
  Global Surety      410          -         130        177        50       426
  Global
   Healthcare        626          -         699        110        61       600
  Other Global
   Specialty       1,347          -         895        339       121     1,579
   International     434          -         353        145        38       451
                 -------    -------     -------    -------   -------   -------
  Total Primary
   Underwriting    4,402          -       3,047      1,133       424     4,713
  Reinsurance      1,190          -         866        263       168     1,171
  Net investment
   income              -      1,247           -          -         -         -
Other                  -          -           -          -       189         -
                 -------    -------     -------    -------   -------   -------
 Total Property-
  Liability
  Insurance        5,592      1,247       3,913      1,396       781     5,884
Life Insurance       306        354         494         46        44         -
                 -------    -------     -------    -------   -------   -------
   Total         $ 5,898    $ 1,601     $ 4,407    $ 1,442   $   825   $ 5,884
                 =======    =======     =======    =======   =======   =======

1999
----
Property-Liability
 Insurance:
  Commercial
   Lines Group   $ 1,516    $     -     $ 1,104    $   502   $    82   $ 1,450
  Global Surety      387          -         125        123       100       419
  Global
   Healthcare        645          -         567         87        61       545
  Other Global
   Specialty       1,354          -       1,158        296       142     1,389
   International     282          -         235         96        10       344
                 -------    -------     -------    -------   -------   -------
  Total Primary
   Underwriting    4,184          -       3,189      1,104       395     4,147
  Reinsurance        919          -         531        217        92       965
  Net investment
   income              -      1,256           -          -         -         -
Other                  -          -           -          -       207         -
                 -------    -------     -------    -------   -------   -------
  Total Property-
   Liability
   Insurance       5,103      1,256       3,720      1,321       694     5,112
Life Insurance       187        298         367          4        39         -
                 -------    -------     -------    -------   -------   -------
    Total        $ 5,290    $ 1,554     $ 4,087    $ 1,325   $   733   $ 5,112
                 =======    =======     =======    =======   =======   =======
1998
----
Property-Liability
 Insurance:
  Commercial
   Lines Group   $ 1,856    $     -     $ 1,802    $   552   $    94   $ 1,714
  Global Surety      345          -          82        141        47       386
  Global
   Healthcare        606          -         590        107        35       518
  Other Global
   Specialty       1,339          -       1,100        321       106     1,319
   International     249          -         207         84        16       282
                 -------    -------     -------    -------   -------   -------
  Total Primary
   Underwriting    4,395          -       3,781      1,205       298     4,219
  Reinsurance      1,039          -         684        226       121     1,057
  Net investment
   income              -      1,293           -          -         -         -
Other                  -          -           -          -       366         -
                 -------    -------     -------    -------   -------   -------
  Total Property-
   Liability
   Insurance       5,434      1,293       4,465      1,431       785     5,276
Life Insurance       119        276         273         56        43         -
                 -------    -------     -------    -------   -------   -------
    Total        $ 5,553    $ 1,569     $ 4,738    $ 1,487   $   828   $ 5,276
                 =======    =======     =======    =======   =======   =======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                         SCHEDULE IV - REINSURANCE
               Years Ended December 31, 2000, 1999 and 1998
                               (In millions)



                                                                  Percentage
                                Ceded to    Assumed               of amount
                      Gross      other     from other    Net      assumed to
                      amount    companies  companies    amount       net
                     -------   ----------  ----------  --------   ----------
2000
----
 Life insurance
  in force           $17,073     $ 8,649     $    95    $ 8,519          1.1%
                     =======     =======     =======    =======      =======

Premiums earned:
 Life insurance          392          87           1        306          0.3%
 Property-liability
  insurance            5,819       2,246       2,019      5,592         36.0%
                     -------     -------     -------    -------

  Total premiums     $ 6,211     $ 2,333     $ 2,020    $ 5,898         34.2%
                     =======     =======     =======    =======      =======


1999
----
 Life insurance
  in force           $12,284     $ 4,452     $   114    $ 7,946          1.4%
                     =======     =======     =======    =======      =======

Premiums earned:
 Life insurance          202          16           1        187          0.5%
 Property-liability
  insurance            4,621       1,055       1,537      5,103         30.1%
                     -------     -------     -------    -------

  Total premiums     $ 4,823     $ 1,071     $ 1,538    $ 5,290         29.1%
                     =======     =======     =======    =======      =======


1998
----
 Life insurance
  in force           $10,637     $ 2,305     $   137    $ 8,469          1.6%
                     =======     =======     =======    =======      =======

Premiums earned:
 Life insurance          131          13           1        119          1.2%
 Property-liability
  insurance            4,796         734       1,372      5,434         25.2%
                     -------     -------     -------    -------

  Total premiums     $ 4,927     $   747     $ 1,373    $ 5,553         24.7%
                     =======     =======     =======    =======       ======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 2000, 1999 and 1998
                               (In millions)

                                            Additions
                                       ---------------------
                                                   Additions
                           Balance at  Charged to   due to             Balance
                           beginning   costs and    acqui-   Deduc-     at end
Description                 of year    expenses     sitions  tions(1)  of year
-----------                ----------  ----------  --------- --------  -------

2000
----
Real estate valuation
 adjustment                        $7           -          -        -     $  7
                              =======     =======    =======  =======  =======
Allowance for
 uncollectible:
  Agency loans                   $  5           1          -        -     $  6
                              =======     =======    =======  =======  =======
 Premiums receivable
  from underwriting
  activities                     $ 45          16          -       19     $ 42
                              =======     =======    =======  =======  =======
 Reinsurance                     $ 28           1          5        3     $ 31
                              =======     =======    =======  =======  =======
 Uncollectible
  deductibles                    $ 23           -          -        2     $ 21
                              =======     =======    =======  =======  =======

1999
----
Real estate valuation
 adjustment                      $ 16           -          -        9     $  7
                              =======     =======    =======  =======  =======
Allowance for
 uncollectible:
  Agency loans                   $  3           2          -        -     $  5
                              =======     =======    =======  =======  =======
 Premiums receivable
  from underwriting
  activities                     $ 42           8          -        5     $ 45
                              =======     =======    =======  =======  =======
 Reinsurance                     $ 28           1          -        1     $ 28
                              =======     =======    =======  =======  =======
 Uncollectible
  deductibles                    $ 23           -          -        -     $ 23
                              =======     =======    =======  =======  =======

1998
----
Real estate valuation
 adjustment                      $ 12           4          -        -     $ 16
                              =======     =======    =======  =======  =======
Allowance for
 uncollectible:
  Agency loans                   $  2           1          -        -     $  3
                              =======     =======    =======  =======  =======
 Premiums receivable
  from underwriting
  activities                     $ 41           8          -        7     $ 42
                              =======     =======    =======  =======  =======
 Reinsurance                     $ 30           -          -        2     $ 28
                              =======     =======    =======  =======  =======
 Uncollectible
  deductibles                    $ 19           8          -        4     $ 23
                              =======     =======    =======  =======  =======

(1)Deductions include write-offs of amounts determined to be uncollectible, unrealized foreign exchange gains and losses and, for certain properties in real estate, a reduction in the valuation allowance for properties sold during the year.

                          EXHIBIT INDEX*
                          -------------
Exhibit
-------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession**......................................................
(3) Articles of incorporation and by-laws
    (a)  Articles of Incorporation***....................................
    (b)  By-laws.........................................................(1)
(4) Instruments defining the rights of security holders, including indentures
    (a) Specimen Common Stock Certificate***.............................
 (9) Voting trust agreements**...........................................
(10) Material contracts..................................................
    (a) Deferred Stock Plan for Non-Employee Directors...................(1)
    (b) Senior Executive Severance Policy................................(1)
    (c) The Amended and Restated 1994 Stock Incentive Plan...............(1)
    (d) The Directors' Charitable Award Program, as Amended..............(1)
    (e) Amendment to the Amended and Restated
           Special Severance Policy......................................(1)
    (f) Amended and Restated Letter Agreement between The St. Paul and Mr. Stephen W. Lilienthal dated as of August 5, 1999
           related to terms of his employment***.........................
    (g) 1988 Stock Option Plan***........................................
    (h) Non-Employee Director Stock Retainer Plan***.....................
    (i) The Amended and Restated Special Severance Policy***.............
    (j) The Annual Incentive Plan***.....................................
    (k) The Deferred Management Incentive Awards Plan***.................
    (l) The Directors' Deferred Compensation Plan***.....................
    (m) Benefit Equalization Plan - 1995 Revision***.....................
    (n) First Amendment to Benefit Equalization Plan - 1995
           Revision***...................................................
    (o) Executive Post-Retirement Life Insurance Plan - Summary
           Plan Description***...........................................
    (p) Executive Long-Term Disability Plan - Summary Plan
           Description***................................................
    (q) The St. Paul Re Long-Term Incentive Plan***......................
    (r) Letter Agreement dated May 8, 1997 between The St. Paul and Mr. Paul J. Liska related to the terms of his
           employment***.................................................
    (s) Letter Agreement, agreed to January 20, 1997 between The
           St. Paul and Mr. Paul J. Liska related to severance
           benefits***...................................................
    (t) The Special Leveraged Stock Purchase Plan***.....................
    (u) Outside Directors' Retirement Plan -Summary Description***.......
    (v) Key Executive Special Incentive Arrangement***...................
(11) Statements re computation of per share earnings.....................(1)
(12) Statements re computation of ratios.................................(1)
(13) Annual report to security holders...................................(1)
(16) Letter re change in certifying accountant**.........................
(18) Letter re change in accounting principles**.........................
(21) Subsidiaries of The St. Paul........................................(1)
(22) Published report regarding matters submitted to vote
       of security holders**.............................................
(23) Consents of experts and counsel.....................................
    (a) Consent of KPMG LLP..............................................(1)
(24) Power of attorney...................................................(1)
(27) Financial data schedule**...........................................
(99) Additional exhibits**...............................................

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