Form 10-Q
period 2001-03-31
ST PAUL COMPANIES INC /MN/
filed 2001-05-14
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           -----       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   March 31, 2001
                                                --------------
                                   or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                             ------------  -----------

                    Commission File Number  0-3021
                                            ------

                     THE ST. PAUL COMPANIES, INC.
            -----------------------------------------------
         (Exact name of Registrant as specified in its charter)




               Minnesota                          41-0518860
     ----------------------------        -----------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                   No.)




  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code:  (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at May 9, 2001, was 214,437,297.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income (Unaudited),
         Three Months Ended March 31, 2001 and 2000          3


     Consolidated Balance Sheets, March 31, 2001
         (Unaudited) and December 31, 2000                   4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 2001
         (Unaudited) and Twelve Months Ended
         December 31, 2000                                   6


     Consolidated Statements of Comprehensive Income
         (Unaudited), Three Months Ended March 31, 2001
         and 2000                                            7


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 2001 and 2000          8


     Notes to Consolidated Financial Statements
         (Unaudited)                                         9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         25



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  40

     Signatures                                             41


EXHIBIT INDEX                                               42

                      PART I     FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                                 Unaudited
                    (In millions, except per share data)

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                      2001         2000
                                                    ------       ------
Revenues:
 Premiums earned                                    $1,627       $1,356
 Net investment income                                 335          319
 Asset management                                       85           93
 Realized investment gains                              77          335
 Other                                                  41           43
                                                    ------       ------
  Total revenues                                     2,165        2,146
                                                    ------       ------
Expenses:
 Insurance losses and loss adjustment expenses       1,183        1,028
 Policy acquisition expenses                           380          337
 Operating and administrative expenses                 304          261
                                                    ------       ------
  Total expenses                                     1,867        1,626
                                                    ------       ------
  Income from continuing operations
    before income taxes                                298          520
Income tax expense                                      89          171
                                                    ------       ------
  Income from continuing operations                    209          349
Discontinued operations:
 Operating gain (loss), net of taxes                    (1)          15
 Loss on disposal, net of taxes                         (6)          (6)
                                                    ------       ------
  Income (loss) from discontinued
     operations, net of taxes                           (7)           9
                                                    ------       ------
  Net income                                          $202         $358
                                                    ======       ======
Basic earnings per common share:
 Income from continuing operations                   $0.95        $1.56
 Discontinued operations, net of taxes               (0.04)        0.04
                                                    ------       ------
  Net income                                         $0.91        $1.60
                                                    ======       ======
Diluted earnings per common share:
 Income from continuing operations                   $0.90        $1.47
 Discontinued operations, net of taxes               (0.03)        0.04
                                                    ------       ------
  Net income                                         $0.87        $1.51
                                                    ======       ======
Dividends declared on common stock                   $0.28        $0.27
                                                    ======       ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                                                 Restated
                                                  March 31,    December 31,
ASSETS                                              2001           2000
----------                                        ---------    ------------
                                                 (Unaudited)
Investments:
 Fixed maturities, at estimated fair value          $16,123         $15,937
 Equities, at estimated fair value                    1,211           1,466
 Real estate and mortgage loans                         999           1,025
 Venture capital, at estimated fair value               994           1,064
 Securities lending collateral                        1,185           1,231
 Other investments                                      116             229
 Short-term investments, at cost                        923           1,100
                                                    -------         -------
     Total investments                               21,551          22,052
Cash                                                     53              52
 Reinsurance recoverables:
 Unpaid losses                                        4,869           4,651
 Paid losses                                            359             324
Ceded unearned premiums                                 753             814
Receivables:
 Underwriting premiums                                2,921           2,937
 Interest and dividends                                 276             277
 Other                                                  229             181
Deferred policy acquisition expenses                    607             576
Deferred income taxes                                   948             930
Office properties and equipment, at cost less
 accumulated depreciation of $454 (2000; $452)          492             492
Goodwill                                                523             510
Asset management securities held for sale                32              29
Other assets                                          1,935           1,677
                                                    -------         -------
     Total assets                                   $35,548         $35,502
                                                    =======         =======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)
                                                                 Restated
                                                   March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2001           2000
------------------------------------              ---------     -----------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses                $18,235         $18,196
 Unearned premiums                                    3,804           3,648
                                                    -------         -------
   Total insurance reserves                          22,039          21,844
Debt                                                  1,823           1,647
Payables:
 Reinsurance premiums                                   864           1,060
 Income taxes                                           172             170
 Accrued expenses and other                             939           1,031
Securities lending collateral                         1,185           1,231
Other liabilities                                     1,066             955
                                                    -------         -------
   Total liabilities                                 28,088          27,938
                                                    -------         -------
Company-obligated mandatorily redeemable preferred
 securities of trusts holding solely subordinated
 debentures of the Company                              337             337
                                                    -------         -------
Shareholders' equity:
Preferred:
SOP convertible preferred stock;
  1.45 shares authorized; 0.9 shares
  outstanding  (0.8 shares in 2000)                     115             117
Guaranteed obligation - SOP                             (57)            (68)
                                                    -------         -------
   Total preferred shareholders' equity                  58              49
                                                    -------         -------
Common:
Common stock, 480 shares authorized;
  215 shares outstanding (218 shares in 2000)         2,219           2,238
Retained earnings                                     4,245           4,243
Accumulated other comprehensive income,
 net of taxes:
  Unrealized appreciation                               652             765
  Unrealized loss on foreign currency translation       (49)            (68)
  Unrealized loss on derivatives                         (2)              -
                                                    -------         -------
   Total accumulated other comprehensive income         601             697
                                                    -------         -------
   Total common shareholders' equity                  7,065           7,178
                                                    -------         -------
   Total shareholders' equity                         7,123           7,227
                                                    -------         -------
   Total liabilities, redeemable preferred
     securities and shareholders' equity            $35,548         $35,502
                                                    =======         =======
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                   Three          Twelve
                                               Months Ended    Months Ended
                                                 March 31      December 31
                                                -----------    ------------
                                                    2001            2000
                                                -----------    ------------
                                                (Unaudited)
Preferred shareholders' equity:
SOP convertible preferred stock:
  Beginning of period                                  $117            $129
  Redemptions during period                              (2)            (12)
                                                     ------          ------
    End of period                                       115             117
                                                     ------          ------

Guaranteed obligation - SOP:
  Beginning of period                                   (68)           (105)
  Principal payments                                     11              37
                                                     ------          ------
    End of period                                       (57)            (68)
                                                     ------          ------
    Total preferred shareholders' equity                 58              49
                                                     ------          ------

Common shareholders' equity:
Common stock:
  Beginning of period                                 2,238           2,079
  Stock issued:
    Stock incentive plans                                22              95
    Preferred shares redeemed                             3              23
    Conversion of company-obligated
      preferred securities                                -             207
  Reacquired common shares                              (44)           (170)
  Other                                                   -               4
                                                     ------          ------
    End of period                                     2,219           2,238
                                                     ------          ------

Retained earnings:
  Beginning of period                                 4,243           3,827
  Net income                                            202             993
  Dividends declared on common stock                    (60)           (232)
  Dividends declared on preferred stock, net of taxes    (2)             (8)
  Reacquired common shares                             (144)           (366)
  Tax benefit on employee stock
    options, and other changes                            8              40
  Premium on preferred shares redeemed                   (2)            (11)
                                                     ------          ------
    End of period                                     4,245           4,243
                                                     ------          ------

 Unrealized appreciation, net of taxes:
  Beginning of period                                   765             568
  Change during the period                             (113)            197
                                                     ------          ------
    End of period                                       652             765
                                                     ------          ------

Unrealized gain (loss) on foreign
 currency translation, net of taxes:
  Beginning of period                                   (68)            (26)
  Currency translation adjustments                       19             (42)
                                                     ------          ------
    End of period                                       (49)            (68)
                                                     ------          ------

Unrealized loss on derivatives, net of taxes:
  Beginning of period                                     -               -
  Change during the period                               (2)              -
                                                     ------          ------
    End of period                                        (2)              -
                                                     ------          ------

    Total common shareholders' equity                 7,065           7,178
                                                     ------          ------
    Total shareholders' equity                       $7,123          $7,227
                                                     ======          ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)



                                                         Three Months Ended
                                                              March 31
                                                       --------------------
                                                         2001          2000
                                                       ------        ------

Net income                                               $202          $358
                                                       ------        ------

Other comprehensive income (loss), net of taxes:
  Change in unrealized appreciation                      (113)          142
  Change in unrealized loss on
    foreign currency translation                           19           (14)
  Change in unrealized loss on derivatives                 (2)            -
                                                       ------        ------
    Other comprehensive income (loss)                     (96)          128
                                                       ------        ------
    Comprehensive income                                 $106          $486
                                                       ======        ======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                        Three Months Ended
                                                             March 31
                                                      ---------------------
                                                         2001          2000
                                                      -------       -------
OPERATING ACTIVITIES
  Net income                                             $202          $358
  Adjustments:
    Loss (income) from discontinued operations              7            (9)
    Change in insurance reserves                          205           (20)
    Change in reinsurance balances                       (453)         (232)
    Realized investment gains                             (77)         (335)
    Change in deferred policy acquisition costs           (31)          (23)
    Change in accounts payable and accrued expenses       (80)         (192)
    Change in income taxes payable/refundable              19           106
    Provision for federal deferred tax expense             98            28
    Depreciation and amortization                          26            21
    Changes in other assets and liabilities              (110)           81
                                                      -------       -------
      Net Cash Used by Continuing Operations             (194)         (217)
      Net Cash Provided by Discontinued Operations         39            29
                                                      -------       -------
      Net Cash Used by Operating Activities              (155)         (188)
                                                      -------       -------
INVESTING ACTIVITIES
Purchase of investments                                (1,532)       (1,593)
Proceeds from sales and maturities of investments       1,634         1,933
Net sale of short-term investments                        181           105
Change in open security transactions                       37           (19)
Purchases of office properties and equipment              (17)          (15)
Sales of office purchases and equipment                     -             2
Acquisitions                                                -           (37)
Other                                                     (15)           55
                                                      -------       -------
      Net Cash Provided by Continuing Operations          288           431
      Net Cash Used by Discontinued Operations           (264)         (128)
                                                      -------       -------
      Net Cash Provided by Investing Activities            24           303
                                                      -------       -------

FINANCING ACTIVITIES
Dividends paid on common and preferred stock              (61)          (61)
Proceeds from issuance of debt                            164            96
Repayment of debt                                         (11)          (46)
Repurchase of common shares                              (188)         (331)
Other                                                     (16)           39
                                                      -------       -------
      Net Cash Used by Continuing Operations             (112)         (303)
      Net Cash Provided by Discontinued Operations        244           117
                                                      -------       -------
      Net Cash Provided (Used) by Financing Activities    132          (186)
                                                      -------       -------
      Increase (decrease) in cash                           1           (71)
      Cash at beginning of period                          52           105
                                                      -------       -------
      Cash at end of period                              $ 53         $  34
                                                      =======       =======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                            March 31, 2001


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

On April 26, 2001, we announced that our subsidiary, St. Paul
Fire and Marine Insurance Company, had reached a definitive agreement to sell its subsidiary, Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc, a London-based international financial services company. F&G Life's results of operations have been reclassified to discontinued operations for all periods presented in this report. On our consolidated balance sheets as of March 31, 2001 and Dec. 31, 2000, F&G Life's net assets were included in "Other Assets," classified as net assets of discontinued operations. See Footnote 12.

Reference should be made to the "Notes to Consolidated Financial Statements" in our annual report to shareholders for the year ended Dec. 31, 2000. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net income, comprehensive income or shareholders' equity, as previously reported.

In June, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.
This statement requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133," which amended SFAS No. 133 to make it effective for all quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an additional amendment to SFAS No. 133, to address a limited number of issues causing implementation difficulties. Effective Jan. 1, 2001, we adopted the provisions of SFAS No. 133, as amended. See Footnote 11 on page 20 and Footnote 6 on page 14 of this report for further information regarding the impact of the adoption on our financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Earnings Per Common Share
----------------------------------

The following table provides the calculation of our earnings per common share for the three months ended March 31, 2001 and 2000:

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2001       2000
                                                    -------    -------
                                          (In millions, except per share data)

EARNINGS
Basic:
Net income, as reported                                $202       $358
Preferred stock dividends, net of taxes                  (2)        (2)
Premium on preferred shares redeemed                     (2)        (4)
                                                    -------    -------
  Net income available to common shareholders          $198       $352
                                                    =======    =======

Diluted:
Net income available to common shareholders            $198       $352
Effect of dilutive securities:
  Convertible preferred stock                             2          2
  Zero coupon convertible notes                           1          1
  Convertible monthly income preferred securities         -          2
                                                    -------    -------
  Net income available to
    common shareholders, as adjusted                   $201       $357
                                                    =======    =======

COMMON SHARES
Basic:
  Weighted average common shares outstanding            217        220
                                                    =======    =======
Diluted:
  Weighted average common shares outstanding            217        220
  Effect of dilutive securities:
    Stock options                                         4          1
    Convertible preferred stock                           6          7
    Zero coupon convertible notes                         3          2
    Convertible monthly income
     preferred securities                                 -          7
                                                    -------    -------
           Total                                        230        237
                                                    =======    =======

EARNINGS PER SHARE
Basic                                                 $0.91      $1.60
                                                    =======    =======
Diluted                                               $0.87      $1.51
                                                    =======    =======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3 - Investments
--------------------

Investment Activity. Following is a summary of our investment purchases, sales and maturities for continuing operations.

                                      Three Months Ended March 31
                                      ---------------------------
                                              2001           2000
                                          --------       --------
                                                (In millions)
Purchases:
  Fixed maturities                            $931           $778
  Equities                                     495            587
  Real estate and mortgage loans                41              -
  Venture capital                               63            225
  Other investments                              2              3
                                          --------        -------
    Total purchases                          1,532          1,593
                                          --------        -------
Proceeds from sales and maturities:
  Fixed maturities                             933            810
  Equities                                     498            573
  Real estate and mortgage loans                51             77
  Venture capital                                7            460
  Other investments                            145             13
                                          --------       --------
    Total sales and maturities               1,634          1,933
                                          --------       --------
    Net sales                                $(102)         $(340)
                                          ========       ========

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments (continued)
-------------------------------

Change in Unrealized Appreciation.  The increase (decrease) in unrealized appreciation of investments recorded in common
shareholders' equity was as follows:
                                                             Restated
                                Three Months Ended      Twelve Months Ended
                                  March 31, 2001         December 31, 2000
                                ------------------      -------------------
                                                 (In millions)

Fixed maturities                              $186                     $467
Equities                                      (251)                    (198)
Venture capital                               (131)                     (61)
Other                                          (48)                      47
                                          --------                 --------
  Total change in pretax
   unrealized appreciation
   on continuing operations                   (244)                     255
Change in deferred taxes                        92                      (92)
                                          --------                 --------
  Total change in unrealized
   appreciation on continuing
   operations, net of taxes                   (152)                     163

Change in pretax unrealized
 appreciation on discontinued operations        60                       52
Change in deferred taxes                       (21)                     (18)
                                          --------                 --------
  Total change in unrealized
   appreciation on discontinued
   operations, net of taxes                     39                       34
                                          --------                 --------
  Total change in unrealized
   appreciation, net of taxes                $(113)                    $197
                                          ========                 ========

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued



Note 4 - Income Taxes
---------------------

The components of income tax expense (benefit) on income from continuing operations were as follows :

                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                  2001       2000
                                               -------    -------
                                                  (In millions)

Federal current tax expense (benefit)             $(12)      $134
Federal deferred tax expense                        98         28
                                               -------    -------
 Total federal income tax expense                   86        162
Foreign income tax expense                           -          6
State income tax expense                             3          3
                                               -------    -------
 Total income tax expense                         $ 89       $171
                                               =======    =======


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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 6 - Debt
-------------

Debt consists of the following:
                                       March 31,             December 31,
                                         2001                   2000
                                   ----------------       ----------------
                                    Book       Fair        Book       Fair
                                   Value      Value       Value      Value
                                   -----     ------       -----     ------
                                                  (In millions)

  Medium-term notes               $  606     $  619      $  617     $  619
  Commercial paper                   275        275         138        138
  7-7/8% senior notes                249        267         249        261
  8-1/8% senior notes                249        276         249        267
  8-3/8% senior notes                150        151         150        151
  Zero coupon convertible notes       99        109          98         95
  7-1/8% senior notes                 80         83          80         82
  Variable rate borrowings            64         64          64         64
  Real estate debt                    29         29           2          2
                                  ------     ------      ------     ------
     Total obligations             1,801      1,873      $1,647     $1,679
                                                         ======     ======
     Fair value of interest
      rate swap agreements            22         22
                                  ------     ------
     Total debt reported
      on balance sheet            $1,823     $1,895
                                  ======     ======

At March 31, 2001, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps totaled $380 million, and their aggregate fair value at March 31, 2001 was an asset of $22 million. Prior to our adoption of SFAS No. 133, as amended, on Jan. 1, 2001, the fair value of these swap agreements was not recorded on our balance sheet. Upon adoption, we reflected the fair value of these swap agreements as an increase to other assets and a corresponding increase to debt on our balance sheet.


Note 7 - Segment Information
----------------------------

We have seven reportable business segments in our property-liability insurance operation, consisting of the Commercial Lines Group, Global Surety, Global Health Care, Other Specialty, International, Reinsurance and Investment Operations. We also have an asset management segment (The John Nuveen Company). We evaluate the performance of our property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The asset management segment is evaluated based on its pretax income, which includes investment income.

As discussed in Note 12 on page 21 of this report, on April 26, 2001, we announced a definitive agreement to sell F&G Life, which comprises our life insurance segment. As a result, F&G Life's results of operations were included in discontinued operations on our statements of income included in this report for the three months ended March 31, 2001 and 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 7 - Segment Information (continued)
---------------------------------------

The reportable underwriting business segments in our property-liability operation are reported separately because they offer insurance products to unique customer classes and utilize different underwriting criteria and marketing strategies. For example, the Commercial Lines Group provides "commodity-type" insurance products to the small and medium-sized commercial markets. By contrast, each of our Specialty segments (Global Surety, Global Health Care and Other Specialty) market specialized insurance products and services tailored to meet the individual needs of specific customer groups, such as doctors, lawyers, officers and directors, as well as technology firms and government entities. Customers in the Specialty segments generally require specialized underwriting expertise and claim settlement services.

The tabular information that follows provides revenue and income data from continuing operations for each of our business segments for the first quarters of 2001 and 2000. In the first quarter of 2001, we reclassified certain business that had previously been included in the Other Specialty segment to the International segment to more accurately reflect the manner in which this business is managed. Data for 2000 in the tables have been reclassified to be consistent with the 2001 presentation.


                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                          2001      2000
                                                     ---------  --------
Revenues                                                 (In millions)
Property-liability insurance:
 Commercial Lines Group                                 $  421    $  388
 Global Surety                                             104       113
 Global Health Care                                        182       133
 Other Specialty                                           424       329
 International                                             170        77
                                                        ------    ------
   Total primary insurance operations                    1,301     1,040
 Reinsurance                                               326       316
                                                        ------    ------
   Total property-liability premiums earned              1,627     1,356
                                                        ------    ------
 Investment Operations:
   Net investment income                                   330       318
   Realized investment gains                                52       331
                                                        ------    ------
   Total investment operations                             382       649
 Other                                                      36        30
                                                        ------    ------
   Total property-liability insurance                    2,045     2,035
                                                        ------    ------
Asset Management                                            87       100
                                                        ------    ------
   Total reportable segments                             2,132     2,135
Parent company, other operations
  and consolidating eliminations                            33        11
                                                        ------    ------

 Total revenues                                         $2,165    $2,146
                                                        ======    ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 7 - Segment Information (continued)
---------------------------------------

During the first quarter of 2000, we eliminated the one - quarter reporting lag for our reinsurance business in the United Kingdom ("St. Paul Re - UK"). First-quarter 2000 consolidated results, and our Reinsurance segment results, therefore included six months' revenues and expenses for St. Paul Re - UK. The incremental impact of this change resulted in an additional $146 million of net written premiums, $53 million of earned premiums, $32 million of loss and loss adjustment expenses; $19 million of underwriting expenses, $2 million of GAAP underwriting profit; $64 million of revenues; and $17 million of income before taxes being recorded in the first quarter of 2000.


                                                     Three Months Ended
                                                           March 31
                                                     -------------------
                                                          2001      2000
                                                      --------  --------
                                                        (In millions)
Income (Loss) Before Income Taxes
Property-liability insurance:
   Commercial Lines Group                                $  72     $ (22)
   Global Surety                                            17        19
   Global Health Care                                     (130)      (19)
   Other Specialty                                          10       (21)
   International                                           (38)      (12)
                                                        ------    ------
   Total primary insurance operations                      (69)      (55)
 Reinsurance                                               (18)      (44)
                                                        ------    ------
   Total GAAP underwriting result                          (87)      (99)
                                                        ------    ------
 Investment Operations:
   Net investment income                                   330       318
   Realized investment gains                                52       331
                                                        ------    ------
   Total investment operations                             382       649
                                                        ------    ------
 Other                                                      (4)      (32)
                                                        ------    ------
   Total property-liability insurance                      291       518
                                                        ------    ------
Asset Management:
 Pretax income before minority interest                     45        43
 Minority interest                                         (10)      (10)
                                                        ------    ------
   Total asset management                                   35        33
                                                        ------    ------
   Total reportable segments                               326       551
Parent company, other operations
  and consolidating eliminations                           (28)      (31)
                                                        ------    ------
   Total income before income taxes                       $298      $520
                                                        ======    ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance
--------------------

Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) we have underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect us against earnings volatility and from potential losses in excess of the amount we are prepared to accept.

We expect those with whom we have ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, we will pay these amounts. We have established allowances for possible nonpayment of amounts due to us.

In both 2001 and 2000, we were party to separate aggregate excess-of-loss reinsurance treaties that we entered into effective Jan.
1 of each year (the "corporate program"). Coverage under the corporate program treaties is triggered when our insurance losses and loss adjustment expenses spanning all segments of our business reach a certain level. In addition, our Reinsurance segment was party to separate aggregate excess-of-loss reinsurance treaties unrelated to the corporate program in both years. All of these treaties are collectively referred to hereafter as the "reinsurance treaties."

Under terms of the reinsurance treaties, we transfer, or "cede," insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. In the first quarter of 2001, coverage under the corporate program was not triggered; but we ceded $9 million and $3 million of written and earned premiums, respectively, representing the initial premium paid to our reinsurer. Under the separate Reinsurance segment treaty, we ceded $3 million of written and earned premiums and $26 million of insurance losses and loss adjustment expenses, for a net benefit of $23 million, in the first quarter of 2001.

Our first-quarter 2000 income from continuing operations benefited from cessions made under the corporate program, and cessions made under the separate treaty exclusive to our Reinsurance segment. Under the corporate program, we ceded written premiums of $80 million, earned premiums of $65 million, and insurance losses and loss adjustment expenses of $111 million, resulting in a net benefit $46 million to our pretax income from continuing operations. The losses and loss adjustment expenses ceded and $61 million of the earned premiums ceded under the corporate program in the first quarter of 2000 were the result of adverse development on losses originally incurred during the 1999 accident year. Under the separate Reinsurance segment treaty, we ceded written and earned premiums of $17 million, and insurance losses and loss adjustment expenses of $32 million, resulting in a net pretax benefit of $15 million.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance (continued)
-------------------------------

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses, loss adjustment expenses follows:

                                            Three Months Ended
                                                 March 31
                                            ------------------
    (In millions)                               2001      2000
                                               -----     -----
    Written premiums:
       Direct                                 $1,613    $1,122
       Assumed                                   570       595
       Ceded                                    (337)     (317)
                                               -----     -----
            Net premiums written              $1,846    $1,400
                                               =====     =====

    Earned premiums:
       Direct                                 $1,482    $1,161
       Assumed                                   522       499
       Ceded                                    (377)     (304)
                                               -----     -----
           Total premiums earned              $1,627    $1,356
                                               =====     =====

    Insurance losses and loss
     adjustment expenses:
       Direct                                 $1,220      $839
       Assumed                                   411       573
       Ceded                                    (448)     (384)
                                               -----     -----
           Total net insurance losses and
            loss adjustment expenses          $1,183    $1,028
                                               =====     =====

Note 9 - Restructuring Charges
------------------------------

Since 1998, we have recorded three restructuring charges related to actions taken to improve our operations. Note 15 in our 2000
Annual Report to Shareholders provides more detailed information regarding these charges.

In August 1999, we announced a cost reduction program designed to enhance our efficiency and effectiveness in a highly competitive environment. In the third quarter of 1999, we recorded a pretax charge of $60 million related to this program, including $25 million in employee-related charges, $33 million in occupancy-related charges and $2 million in equipment charges.

Late in the fourth quarter of 1998, we recorded a pretax restructuring charge of $34 million. The majority of the charge, $26 million, related to the anticipated termination of approximately 520 employees, primarily in our commercial insurance operations. The remaining charge of $8 million related to costs to be incurred to exit lease obligations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges (continued)
-----------------------------------------

In connection with our merger with USF&G, in the second quarter of 1998 we recorded a pretax charge to earnings of $292 million, primarily consisting of severance and other employee-related costs related to the anticipated termination of approximately 2,000 positions, facilities exit costs, asset impairments and transaction costs.

As of March 31, 2001, all actions have been taken and all obligations have been met regarding these three charges, with the exception of certain remaining lease commitments. During the first quarter, we reduced the reserve by $1 million related to sublease and buyout activity which has reduced our estimated remaining lease commitments. We expect to be obligated under certain lease commitments for at least 7 years.

The following presents a rollforward of activity related to these commitments:


                      Original        Reserve                          Reserve
                       Pre-tax     at Dec. 31,                      at Mar. 31,
   (In millions)        Charge           2000  Payments  Adjustment       2001
    -----------       --------     ----------  --------  ---------- ----------
   Lease
   commitments
   charged to
   earnings:               $75            $43        $(3)       $(1)      $39
                          ====           ====       ====        ===      ====


Note 10 -  Acquisitions
-----------------------

In February 2000, we closed on our purchase of Pacific Select Insurance Holdings, Inc., and its wholly-owned subsidiary Pacific Select Property Insurance Co. (together, Pacific Select), a California insurer that sells earthquake coverage to California homeowners. The transaction was accounted for as a purchase, at a cost of approximately $37 million. Pacific Select's results of operations from the date of purchase are included in our consolidated results.

In April 2000, we closed on our acquisition of MMI Companies, Inc. (MMI), a Deerfield, Illinois-based provider of medical services-related insurance products and consulting services. The transaction was accounted for as a purchase, with a total purchase price of approximately $206 million, in addition to the assumption of $165 million in capital securities and debt. The final purchase price adjustments resulted in goodwill of approximately $89 million, which we expect to amortize on a straight-line basis over 15 years. MMI's results of operations from the date of purchase are included in our consolidated results.

In connection with the MMI purchase, we established a reserve of $28 million, including $4 million in employee-related costs and $24 million in occupancy-related costs. The employee-related costs represent severance and related benefits such as outplacement counseling to be paid to, or incurred on behalf of, terminated employees. We estimated that approximately 130 employee positions would be eliminated, at all levels throughout MMI. Through Mar. 31, 2001, 111 employees had been terminated, with payments totaling $4 million. Our remaining obligations for employee-related costs at MMI are expected to be less than $1 million.

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 10 - Acquisitions (continued)
---------------------------------

The following presents a rollforward of activity related to these accruals:

 (In millions)
  -----------
                  Original       Reserve                            Reserve
   Charges to       Pretax    at Dec. 31,                        at Mar. 31,
   earnings:        Charge          2000  Payments  Adjustments        2001
   ---------      --------    ----------  --------  -----------  ----------

   Employee-
   related            $ 4            $ 1       $(1)         $ -         $ -
   Occupancy-
   related             24             23        (6)          (8)          9
                    -----          -----     -----        -----       -----
        Total         $28            $24       $(7)         $(8)        $ 9
                    =====          =====     =====        =====       =====

During the first quarter of 2001, we entered into a lease buyout related to a portion of the space, resulting in a cash payment of $5 million. We also reduced the reserve by $8 million, primarily representing additional lease payments we were no longer obligated to make related to the buyout.

During 2000, we experienced severe prior year loss development on the reserves acquired from MMI, primarily related to its major accounts business. This was consistent with the adverse prior year development experienced on the remainder of our Global Health Care major accounts business. The major accounts business serves large health care entities, which have recently suffered from increasingly significant amounts awarded in jury verdicts. As a result of this overall deterioration, we are in the process of performing a comprehensive review of our entire Health Care segment. This review, as well as our evaluation of the ongoing strategic value of Unionamerica, MMI's United Kingdom - based subsidiary, will be considered in our assessment of the recoverability of the goodwill we recorded as part of the MMI purchase. Until this review and evaluation are completed, we cannot reasonably estimate to what extent, if any, impairment of the goodwill has occurred.


Note 11 -  Adoption of Accounting Pronouncement
-----------------------------------------------

Effective Jan. 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. According to the statement, hedging instruments may be specifically designated into one of three categories based on their intended use. The applicable category dictates the accounting for each derivative. The following categories and the related impacts and disclosures required by SFAS No. 133 are applicable to The St. Paul:

Fair Value Hedges: We have several pay floating, receive fixed interest rate swaps that are designated as fair value hedges of selected portions of our fixed rate debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The transitional impact of adopting SFAS No. 133 for the fair value of the hedges was $15 million, which is recorded in other assets on the balance sheet with an equivalent offset recorded in debt. The related income statement impacts are offsetting; as a result, there was no transitional income statement impact of adopting SFAS No. 133 for fair value hedges. The impact related to first quarter 2001 movement in interest rates was a $7 million increase in the fair value of the swaps and the related debt on the balance sheet, with the income statement impacts again offsetting.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 11 -  Adoption of Accounting Pronouncement (continued)
----------------------------------------------------------

Cash Flow Hedges: We have purchased foreign currency forward contracts that are designated as cash flow hedges. They are utilized to minimize our exposure to fluctuations in foreign currency values that result from forecasted foreign currency payments, as well as from foreign currency payables and receivables. The transitional impact of adopting SFAS No. 133 for cash flow hedges was a gain of less than $200,000, which was included in other comprehensive income. In the first quarter, we recognized a $3 million loss on the cash flow hedges, which is also included in other comprehensive income. The amounts included in other comprehensive income will be reclassified into earnings concurrent with the timing of the hedged cash flows, which is not expected to occur within the next twelve months. In the first quarter, we recognized a loss in the income statement of less than $300,000 representing the portions of the forward contracts deemed ineffective.

Hedges of the Net Investment in a Foreign Operation: We have purchased quarterly foreign currency forward contracts that are designated as hedges of our net investment in certain foreign operations which we utilize to minimize the impact of foreign currency fluctuations. Since these hedges are purchased and mature within a given quarter, there was no transitional impact of adopting SFAS No. 133. In the first quarter, we recognized a loss of less than $200,000 on these contracts which is recorded in other comprehensive income on the balance sheet. The loss is offset by an equivalent gain in unrealized foreign currency translation adjustments on the balance sheet.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios. There was no transition adjustment related to the adoption of SFAS No. 133, and we recorded less than $400,000 of operating and administrative expense in the first quarter of 2001, relating to the change in the market value of these derivatives during the quarter.


Note 12 -  Discontinued Operations
----------------------------------

Life Insurance Segment
----------------------
On April 26, 2001, we announced an agreement by our subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine"), to sell its life insurance company, Fidelity and Guaranty Life Insurance Company, and its subsidiary, Thomas Jefferson Life, (together, "F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million in shares of Old Mutual stock. The consideration is subject to possible adjustment related to F&G Life's investment portfolio. If the market value of specified securities within that portfolio changes between March 31, 2001 and the closing date, or if any securities within that portfolio experience specified credit rating downgrades prior to closing, the consideration is subject to adjustment. Pursuant to the purchase agreement, Fire and Marine must hold the Old Mutual stock received for one year after the closing of the transaction. The consideration is also subject to possible additional adjustment based on the market price of Old Mutual's stock at the end of that one-year period, as described in greater detail in the purchase agreement. The sale is subject to regulatory approvals and other conditions, and is expected to close later in 2001. We expect to realize a modest gain on the sale of F&G Life, the exact amount of which will be determined at closing.

The measurement date for the sale of F&G Life occurred prior to the filing of this Quarterly Report on Form 10-Q; as a result, our consolidated statements of income presented herein reflect F&G Life's results of operations in discontinued operations for the three months ended March 31, 2001 and 2000. In the first quarter of 2001, F&G Life recorded a net loss of $424,000, which was driven by after-tax realized investment losses of $15 million. Those losses were primarily the result of writedowns in the carrying value of certain fixed maturity investments. In the first quarter of 2000, F&G Life recorded net income of $13 million. In addition, on our consolidated balance sheet as of March 31, 2001, F&G Life's net assets of $626 million were included in "Other Assets," classified as net assets of discontinued operations.

Presented on the following pages are The St. Paul's pro forma consolidated, condensed income statement for the year ended Dec. 31, 2000, which assumes the sale of F&G Life occurred at the beginning of 2000, and The St. Paul's restated consolidated balance sheet as of Dec. 31, 2000. Included are condensed historical statements as

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 12 - Discontinued Operations (continued)
--------------------------------------------

reported before the sale of F&G Life, pro forma adjustments, and the pro forma statements after the sale. The pro forma data is provided for illustrative purposes only, and does not purport to be indicative of the results that would have actually occurred if the sale of the life insurance segment had been consummated at the beginning of 2000, or that may be obtained in the future.



                                               Statements of Income
                                         Twelve Months Ended Dec.31, 2000
                                         --------------------------------
                                                                 Restated
   (In millions, except           Previously                     for Sale
    per share data)                 Reported      F&G Life    of F&G Life
                                  ----------    ----------   ------------

   Revenues:
   Premiums earned                    $5,898          $306         $5,592
   Net investment income               1,616           354          1,262
   Asset management                      356             -            356
   Realized investment
    gains (losses)                       607           (25)           632
   Other                                 146             1            145
                                     -------       -------        -------
        Total revenues                 8,623           636          7,987
                                     -------       -------        -------
   Expenses:
   Insurance losses and
    loss adjustment expenses           3,913             -          3,913
   Life policy benefits                  494           494              -
   Policy acquisition
    expenses                           1,442            46          1,396
   Operating and
    administrative expenses            1,320            43          1,277
                                     -------       -------        -------
         Total expenses                7,169           583          6,586
                                     -------       -------        -------
        Income from
         continuing operations
         before income taxes           1,454            53          1,401
   Income tax expense                    441            10            431
                                     -------       -------        -------
       Income from
        continuing operations          1,013            43            970
   Discontinued operations,
    net of taxes                         (20)          (43)            23
                                     -------       -------        -------
        Net income                     $ 993         $   -          $ 993
                                     =======       =======        =======

   Basic earnings per
    common share:
    Income from
     continuing operations             $4.59         $0.20          $4.39
    Discontinued operations,
     net of taxes                      (0.09)        (0.20)         $0.11
                                     -------       -------        -------
        Net income                     $4.50         $   -          $4.50
                                     =======       =======        =======

   Diluted earnings per
    common share:
    Income from
     continuing operations             $4.32         $0.18          $4.14
    Discontinued operations,
     net of taxes                      (0.08)        (0.18)         $0.10
                                     -------       -------        -------
        Net income                     $4.24         $   -          $4.24
                                     =======       =======        =======

For purposes of calculating basic earnings per share, weighted average shares outstanding totaled 216.7 million. For purposes of calculating diluted earnings per share, weighted average shares outstanding totaled 232.9 million.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 12 -  Discontinued Operations (continued)
---------------------------------------------

                                                  Balance Sheet
                                             As of December 31, 2000
                         ----------------------------------------------------
                                                  Net Assets of      Restated
                         Previously                Discontinued   for Sale of
 (in millions)             Reported    F&G Life      Operations      F&G Life
  -----------            ----------    --------   -------------   -----------

 Assets:

  Fixed maturities          $20,470     $ 4,533           $   -       $15,937
  Other investments           6,629         514               -         6,115
                           --------    --------        --------      --------
   Total investments         27,099       5,047               -        22,052

  Reinsurance recoverable
   on unpaid losses           5,196         545               -         4,651
  Other assets                8,910         698             587         8,799
                           --------    --------        --------      --------
   Total assets              41,205       6,290             587        35,502
                           ========    ========        ========      ========

 Liabilities:

  Losses and loss
   adjustment expense
   reserves                  18,196           -               -        18,196
  Future policy benefits      5,460       5,460               -             -
  Unearned premium reserves   3,648           -               -         3,648
                           --------    --------        --------      --------
   Total insurance reserves  27,304       5,460               -        21,844
  Other liabilities           6,674         243               -         6,431
                           --------    --------        --------      --------
    Total liabilities        33,978       5,703               -        28,275
                           --------    --------        --------      --------

 Shareholders' equity         7,227         587             587         7,227
                           --------    --------        --------      --------
   Total liabilities
    and shareholders'
    equity                  $41,205      $6,290            $587       $35,502
                           ========    ========        ========      ========


Standard Personal Insurance Business
------------------------------------
On Sept. 30, 1999, we completed the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). As a result, the standard personal insurance operations were accounted for as discontinued operations for all periods presented herein. We recorded a $32 million pretax charge for various costs incurred in the disposition of the operations. All of the obligations of this charge have been met, with the exception of $5 million in occupancy-related charges. These obligations will exist until lease commitments in place at the time of the sale expire, or until we buy them out before expiration.

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


Note 12 -  Discontinued Operations (continued)
---------------------------------------------

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

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. As of Mar. 31, 2001, we had determined that we could not reasonably estimate to any probable certainty whether any deficiency or redundancy existed in the pre-sale reserves, and we have not recorded a liability or receivable related to those reserves. Any losses incurred by us under these agreements will be reflected in discontinued operations in the period they are incurred. For the first three months of 2001, we recorded a pretax loss of $12 million in discontinued operations. We have no other contingent liabilities related to the sale.

Nonstandard Auto Business
-------------------------
On Jan. 4, 2000, we announced an agreement to sell our nonstandard auto business to The Prudential Insurance Company of America (Prudential) for $200 million in cash. As a result, the nonstandard auto business results of operations were accounted for as discontinued operations for all periods presented. On May 1, 2000, we closed on the sale of our nonstandard auto business to Prudential, receiving total cash consideration of approximately $175 million (net of a $25 million dividend paid to our property-liability operations prior to closing).


Note 13 - Statutory Accounting Practices
----------------------------------------

The National Association of Insurance Commissioners has published revised statutory accounting practices in connection with its codification project which became effective, and which we adopted, as of Jan. 1, 2001. The cumulative effect to our property-liability insurance operations of the adoption of these practices was to increase statutory surplus by $328 million.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                         March 31, 2001

On April 26, 2001, The St. Paul Companies, Inc. announced that its subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine"), had reached a definitive agreement to sell Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc ("Old Mutual"), a London-based international financial services company. F&G Life's results of operations have been reclassified to discontinued operations for all periods presented in the following discussion.

                     Consolidated Highlights
                     -----------------------

The following table summarizes our results for the first quarters of 2001 and 2000.
                                                    Three Months Ended
                                                          March 31
                                                    ------------------
(In millions, except per share data)                   2001       2000
                                                      -----      -----
Pretax income (loss):
 Property-liability insurance:
  GAAP underwriting result                            $ (87)      $(99)
  Net investment income                                 330        318
  Realized investment gains                              52        331
  Other                                                  (4)       (32)
                                                      -----      -----
    Total property-liability insurance                  291        518
 Asset management                                        35         33
 Parent and other                                       (28)       (31)
                                                      -----      -----
    Income from continuing operations
      before income taxes                               298        520
Income tax expense                                       89        171
                                                      -----      -----
    Income from continuing operations                   209        349
Discontinued operations, net of taxes                    (7)         9
                                                      -----      -----
    Net income                                        $ 202      $ 358
                                                      =====      =====

Diluted net income per common share                   $0.87      $1.51
                                                      =====      =====
Consolidated Results
--------------------
Our pretax income from continuing operations of $298 million in the first quarter of 2001 was more than $220 million less than comparable 2000 pretax income of $520 million. The decline resulted from a significant reduction in realized investment gains in our property-liability insurance operations. Realized gains in last year's first quarter were unusually high due to the sale of several venture capital investments. Property-liability underwriting results were $12 million better than last year's first quarter, primarily due to improved loss experience in our Commercial Lines Group segment of business. Our effective tax rate in last year's first quarter was higher than the comparable
2001 rate, primarily due to the substantial amount of realized investment gains, which are taxed at the 35% federal statutory rate.

Subsequent Event - Agreement to Sell F&G Life Insurance Company
---------------------------------------------------------------
On April 26, 2001, we announced that Fire and Marine had signed a definitive agreement to sell F&G Life to Old Mutual. Under terms of the agreement, Fire and Marine will receive $335 million in cash, and shares of Old Mutual common stock valued at $300 million on the closing date. The consideration is subject to possible adjustment related to F&G Life's investment portfolio. If the market value of specified securities within that portfolio changes between March 31, 2001 and the closing date, or if any securities within that portfolio experience specified credit rating downgrades prior to closing, the consideration is subject to adjustment. Pursuant to the purchase

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


               Consolidated Highlights (continued)
               ----------------------------------

agreement, Fire and Marine must hold the Old Mutual stock received for one year after the closing of the transaction. The consideration is also subject to possible adjustment based on the market price of Old Mutual's stock at the end of that one-year period, as described in greater detail in the purchase agreement. The sale is subject to regulatory approvals and other conditions, and is expected to close later in 2001. We expect to realize a modest gain on the sale of F&G Life, the exact amount of which will be determined at closing.

F&G Life's results of operations for the three months ended March 31, 2001 and 2000 are included in discontinued operations on our consolidated statements of income. In the first quarter of 2001, F&G Life recorded a net loss of $424,000, which was driven by after-tax realized investment losses of $15 million. Those losses were primarily the result of writedowns in the carrying value of certain fixed maturity investments. In the first quarter of 2000, F&G Life recorded net income of $13 million.
F&G Life's product sales totaled $457 million in the first quarter of 2001, compared with sales of $227 million in the same 2000 period.

Discontinued Operations - Personal Insurance and Nonstandard Auto
-----------------------------------------------------------------
In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (Economy), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. As of March 31, 2001, we had determined that we could not reasonably estimate to any probable certainty whether any deficiency or redundancy existed in the pre-sale reserves and we have not recorded a liability or receivable related to those reserves. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are incurred. In the first quarters of 2001 and 2000, we recorded pretax losses of $6 million and $5 million, respectively, in discontinued operations.

In May 2000, we completed the sale of our nonstandard auto insurance operations to Prudential Insurance Company of America (Prudential). Prudential purchased the nonstandard auto business marketed under the Victoria Financial and Titan Auto brands. In the first quarter of 2000, we recorded pretax income of $1 million in discontinued operations related to these operations, representing their results of operations for the first three months of the year.

Common Share Repurchases
------------------------
In the first quarter of 2001, we repurchased and retired 4.2 million of our common shares for a total cost of $187 million, or an average of $44.23 per share. These repurchases were funded through a combination of internally-generated funds and the issuance of commercial paper. The shares repurchased in the first quarter represented approximately 2% of our total shares outstanding at the beginning of the year.

Adoption of SFAS No. 133
------------------------
On January 1, 2001, we adopted the provisions of Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. Provisions of SFAS No. 133 require the recognition of derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. We have limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in market indices, foreign currency exchange rates and interest rates. Our adoption of SFAS No 133, as amended, did not have a material impact on our financial position or results of operations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Property-Liability Insurance
                  ----------------------------

Overview
--------
Our first-quarter 2001 consolidated written premiums of $1.85 billion were 32% higher than comparable 2000 premiums of $1.40 billion. Several factors had a significant impact on our reported premium volume in both years. First, we acquired MMI Companies, Inc. ("MMI"), an international health care risk services company, in the second quarter of 2000. MMI accounted for $97 million of incremental written premiums in the first quarter of 2001. Second, last year's first-quarter total included $146 million of written premiums resulting from our elimination of the one-quarter reporting lag for our reinsurance operations based in the United Kingdom ("St Paul Re - UK"). Third, our reported written premium volume in the first quarters of 2001 and 2000 was reduced by $12 million and $97 million respectively, by cessions made under certain reinsurance treaties (described below). Excluding all of these factors in both years, consolidated written premiums of $1.76 billion in the first quarter of 2001 were 30% higher than comparable first-quarter 2000 premium volume of $1.35 billion. Premium growth occurred throughout virtually all of our business segments, driven by price increases, new business and strong renewal retention rates.

In both 2001 and 2000, we were party to separate aggregate excess-of-loss reinsurance treaties that we entered into effective Jan.
1 of each year (the "corporate program"). Coverage under the corporate program treaties is triggered when our insurance losses and loss adjustment expenses spanning all segments of our business reach a certain level. In addition, our Reinsurance segment was party to separate aggregate excess-of-loss reinsurance treaties unrelated to the corporate program in both years. All of these treaties are collectively referred to hereafter as the "reinsurance treaties."

Under terms of the reinsurance treaties, we transfer, or "cede," insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. The following table describes the combined impact of these cessions on our property-liability underwriting segments for the first quarters of 2001 and 2000. In the first quarter of 2001, coverage under the corporate program was not triggered; the written and earned premiums ceded represent the initial premium paid to our reinsurer.

                                                   Three Months
                                                   Ended March 31
                                                 ----------------
        (in millions)                             2001       2000
         -----------                             -----      -----
        Corporate program:
        -----------------
          Ceded written premiums                    $9       $ 80

          Ceded earned premiums                      3         65
          Ceded losses and loss
           adjustment expenses                       -        111
                                                 -----      -----
             Net pretax benefit (detriment)         (3)        46
                                                 -----      -----
        Reinsurance segment treaty:
        --------------------------
          Ceded written premiums                     3         17

          Ceded earned premiums                      3         17
          Ceded losses and loss
           adjustment expenses                      26         32
                                                 -----      -----
             Net pretax benefit                     23         15
                                                 -----      -----
        Combined total:
        --------------
          Ceded written premiums                    12         97

          Ceded earned premiums                      6         82
          Ceded losses and loss
           adjustment expenses                      26        143
                                                 -----      -----
             Net pretax benefit                   $ 20       $ 61
                                                 =====      =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

The pretax benefit (detriment) of the reinsurance treaties was allocated to our business segments as follows:

                                                  Three Months
                                                 Ended March 31
                                                 --------------
       (in millions)                             2001      2000
        -----------                              ----      ----
        Commercial Lines Group                  $  (1)    $   -
        Other Specialty                            (1)        -
        International                              (1)       13
                                                 ----      ----
            Total Primary Insurance                (3)       13
        Reinsurance                                23        48
                                                 ----      ----
            Total Property-Liability
             Insurance                           $ 20      $ 61
                                                 ====      ====

Our reported consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 72.7 for the first quarter of 2001, compared with a reported loss ratio of 75.8 in the same 2000 period. Excluding the reinsurance treaties in both years, however, and the impact of eliminating the one-quarter reporting lag in last year's first quarter, our first-quarter 2001 consolidated loss ratio was 74.0, significantly better than the comparable 2000 loss ratio of 82.3. The improvement was centered in our Commercial Lines Group, Other Specialty and Reinsurance segments, but was offset somewhat by adverse prior year loss development in our Global Health Care and International segments.

During the first quarter of 2001, the pricing environment continued to be favorable throughout virtually all of the commercial and reinsurance markets in which we sell our products and services. We expect to achieve additional price increases during the remainder of the year. In addition, we continued to achieve improvement in current underwriting year results in the majority of our primary insurance operations, reflecting our success to date in improving the quality of our business through disciplined risk selection.

Our reported consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 31.1 for the first quarter of 2001, compared with the 2000 first-quarter ratio of 31.8. Excluding the impact of the reinsurance treaties in both years and the elimination of St. Paul Re - UK's reporting lag in 2000, the first-quarter 2001 ratio of 30.9 was slightly higher than the adjusted 2000 ratio of 30.0, primarily due to an increase in expenses in our Global Surety and Reinsurance segments. Our expense ratio in recent quarters has benefited from efficiencies realized as a result of continuing expense reduction initiatives.

The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (Underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis). In the first quarter of 2001, certain business that had previously been included in our "Other Specialty" segment was reclassified to our "International" segment to more accurately reflect the manner in which this business is managed. Data for 2000 in the table have been reclassified to be consistent with the 2001 presentation.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                            Three Months
                          % of 2001        Ended March 31
                            Written        --------------
(Dollars in millions)      Premiums        2001      2000
 -------------------       --------        ----      ----
Commercial Lines Group:
 Written Premiums                27%       $491      $392
 Underwriting Result                        $72      $(22)
 Combined Ratio                            79.7     106.4

Global Surety:
 Written Premiums                6%        $105      $123
 Underwriting Result                        $17       $19
 Combined Ratio                            84.3      80.1

Global Health Care:
 Written Premiums                9%        $177      $113
 Underwriting Result                      $(130)     $(19)
 Combined Ratio                           170.8     115.4

Other Specialty:
 Written Premiums               25%        $462      $319
 Underwriting Result                        $10      $(21)
 Combined Ratio                            98.0     106.0

International:
 Written Premiums                8%        $153       $63
 Underwriting Result                       $(38)     $(12)
 Combined Ratio                           126.0     123.9
                               ---       ------    ------
Total Primary Insurance:
  Written Premiums              75%      $1,388    $1,010
  Underwriting Result                      $(69)     $(55)
  Combined Ratio                          104.7     106.0

Reinsurance:
 Written Premiums               25%        $458      $390
 Underwriting Result                       $(18)     $(44)
 Combined Ratio                           100.0     114.2
                               ---       ------    ------
Total Property-Liability
 Insurance:
 Written Premiums              100%      $1,846    $1,400
 GAAP Underwriting Result      ===         $(87)     $(99)

Statutory Combined Ratio:
 Loss and Loss Expense Ratio               72.7      75.8
 Underwriting Expense Ratio                31.1      31.8
                                         ------    ------
 Combined Ratio                           103.8     107.6
                                         ======    ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Underwriting Results by Segment
-------------------------------

Commercial Lines Group
The Commercial Lines Group ("CLG") segment includes our standard commercial, nonstandard commercial and catastrophe risk business centers, as well as the results of our limited involvement in insurance pools. The following table summarizes key financial data for this segment excluding the impact of the corporate reinsurance program.

                                             Three Months
                                            Ended March 31
         (Dollars in millions)              --------------
          -------------------               2001      2000
                                            ----      ----
         Net written premiums               $494      $392
            Percentage change from 2000       26%

         GAAP underwriting result            $73      ($21)

         Statutory combined ratio:
           Loss and loss adjustment
            expense ration                  49.2      72.2
           Underwriting expense ratio       30.4      34.2
                                           -----     -----
              Combined ratio                79.6     106.4
                                           =====     =====


The strong growth in written premium volume over 2000 was driven by price increases, strong renewal retention rates and new business. Price increases in our standard and nonstandard commercial operations averaged 11.8% in the first quarter of 2001, after averaging 10.3% for the year ended Dec. 31, 2000. Our renewal retention rates continued to grow in the first three months of the year despite the magnitude of price increases.

The reported loss ratio and underwriting profit in the CLG segment for the first quarter of 2001 benefited from the impact of an approximately $100 million reduction in previously established reserves during the quarter. Those reserves pertained to certain business written in years prior to 1989, and were reduced based on actuarial analysis which indicated that ultimate losses on that business would fall short of the established reserves. Excluding the reserve reduction, the CLG loss ratio for the first quarter of 2001 was 72.9, slightly worse than the comparable 2000 ratio. The nearly four-point improvement in the expense ratio reflects the impact of our aggressive efficiency initiatives in recent years, as well as the significant growth in written premium volume.


Global Surety
Our Global Surety segment underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. The table on the following page summarizes key financial data for this segment for the first three months of 2001 and 2000. The Surety segment was not impacted by the reinsurance treaties in either year.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

                                             Three Months
                                            Ended March 31
                                            --------------
         (Dollars in millions)              2001      2000
          -------------------               ----      ----

         Net written premiums               $106      $123
          Percentage change from 200         (14%)

         GAAP underwriting result            $17       $19

         Statutory combined ratio:
           Loss and loss adjustment
            expense ratio                   31.3      35.9
           Underwriting expense ratio       52.7      44.2
                                           -----     -----
              Combined ratio                84.0      80.1
                                           =====     =====


The decline in written premium volume compared with 2000 reflected the impact of tightened underwriting standards implemented over the last several quarters in anticipation of an economic slowdown in both the United States and Mexico. The improvement in the loss ratio over 2000 was due to favorable development on losses incurred in prior years, as well as improved loss experience in Mexico. The increase in the expense ratio was driven by higher reinsurance costs in the first quarter of 2001.


Global Health Care
Our Global Health Care segment provides property-liability insurance throughout the entire health care delivery system. The following table summarizes key financial data for the Global
Health Care segment for the first quarter of 2001 and 2000 excluding the impact of the corporate reinsurance program.

                                             Three Months
                                            Ended March 31
                                            --------------
         (Dollars in millions)              2001      2000
          -------------------               ----      ----

         Net written premiums               $178      $113
          Percentage change from 2000         57%

         GAAP underwriting result          ($130)     ($19)

         Statutory combined ratio:
           Loss and loss adjustment
            expense ratio                  146.5      90.6
           Underwriting expense ratio       23.9      24.8
                                           -----     -----
              Combined ratio               170.4     115.4
                                           =====     =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

The 57% increase in written premium volume was primarily due to our acquisition of MMI in the second quarter of 2000, which contributed $48 million of incremental premium volume in the first quarter of 2001. In addition, price increases averaging 24.4% across this segment in the first quarter of 2001 accounted for a significant portion of the growth over 2000. In our major accounts line of business, which serves large health care entities in major metropolitan areas, price increases averaged 40% in the first quarter of 2000.

The deterioration in underwriting results in 2001 was primarily the result of adverse loss development throughout our domestic operations on reserves established in prior years. Amounts awarded in jury verdicts in professional liability lawsuits have increased sharply, resulting in an increase in our estimate of insurance losses incurred. The adverse development occurred throughout our operations, including, but not limited to, the business acquired in the MMI transaction in April 2000. We are currently conducting a comprehensive review of our entire Health Care segment, which is expected to be completed in the second quarter of this year. The results of that review will be considered in our assessment of the recoverability of the goodwill recorded in connection with the purchase of MMI. Until this review is completed, we cannot reasonably estimate to what extent, if any, impairment of that goodwill has occurred.

During the remainder of 2001, we will pursue further price increases in our Health Care segment. We will cease to underwrite business in those market sectors and geographic locations in which we are unable to achieve appropriate pricing levels for our products.


Other Specialty
The Other Specialty segment includes the following business centers: Construction, Technology, Financial and Professional Services, Global Marine, Public Sector Services, Excess & Surplus Lines, and Oil and Gas. The following table summarizes results for this segment excluding the impact of the corporate reinsurance program.

                                            Three Months
                                           Ended March 31
                                           --------------
         (Dollars in millions)             2001      2000
          -------------------              ----      ----

         Net written premiums              $464      $319
          Percentage change from 2000        46%

         GAAP underwriting result           $11      ($21)

         Statutory combined ratio:
           Loss and loss adjustment
            expense ratio                  70.1      76.0
           Underwriting expense ratio      27.6      30.0
                                          -----     -----
              Combined ratio               97.7     106.0
                                          =====     =====


All business centers in this segment achieved growth in premium volume over the first quarter of 2000, generally due to significant price increases, new business and strong renewal retention rates. In our Construction business center, where premiums of $159 million were 51% higher than the same period of 2000, price increases averaged 15.1% in the first quarter. Financial and Professional Services premium volume of $95 million in the first quarter grew 32% over 2000's first quarter, reflecting price increases averaging 9.1% and new business in selected international markets. In our Technology operation, premium volume of $94 million grew by 51% over the first quarter of 2000. Price increases in this market sector averaged 11.9% in the first quarter.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

The improvement in underwriting results in the Other Specialty segment was centered in the Technology business center, which recorded a $15 million underwriting profit, compared with a $1 million underwriting loss in last year's first quarter.
Favorable development on prior year losses accounted for the majority of the improvement over 2000. First-quarter Global Marine underwriting results were $8 million better than the comparable 2000 period, reflecting the impact of our efforts to improve the quality of this book of business. In the Excess & Surplus Lines business center, underwriting results deteriorated compared with the first quarter of 2000 due to adverse prior year loss development.


International
Our International segment consists of our operations at Lloyd's, specialty business written outside of the United States that is not managed on a global basis and MMI's London-based insurance operation, Unionamerica. The following table summarizes this segment's results for the first quarters of 2001 and 2000 excluding the impact of the corporate reinsurance program.

                                             Three Months
                                            Ended March 31
                                            --------------
         (Dollars in millions)              2001      2000
          -------------------               ----      ----

         Net written premiums               $154       $86
          Percentage change from 2000         78%

         GAAP underwriting result           ($37)     ($26)

         Statutory combined ratio:
           Loss and loss adjustment
            expense ratio                   89.6      95.8
           Underwriting expense ratio       35.8      34.2
                                           -----     -----
              Combined ratio               125.4     130.0
                                           =====     =====


The significant increase in written premiums over 2000 was primarily due to the addition of Unionamerica, which accounted for $49 million of premium volume in the first quarter. Although we ceased underwriting new business through Unionamerica Insurance Company in 2000, we are contractually obligated to underwrite business in several of Unionamerica's syndicates at Lloyd's.

At The St. Paul's other operations at Lloyd's, written premiums of $49 million grew 36% over the first quarter of 2000, primarily due to significant price increases. Our Lloyd's operations accounted for $18 million of the underwriting loss in the first quarter of 2001, driven by deteriorating claim experience and provisions to strengthen insurance reserves in several syndicates. Our European operations accounted for the majority of the remaining underwriting loss in the first quarter. We continue to implement corrective underwriting, pricing and efficiency initiatives throughout our International segment, and we expect to see improved results by the end of 2001. We continue to reduce our business volume in those market sectors where pricing remains inadequate.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Reinsurance
Our Reinsurance segment ("St. Paul Re") underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of coverage and also underwrites "nontraditional" reinsurance, which combines traditional underwriting risk with financial risk protection. The following table summarizes key financial data for the Reinsurance segment for the first quarters of 2001 and 2000, excluding the impact of the reinsurance treaties.

                                            Three Months
                                           Ended March 31
                                           --------------
         (Dollars in millions)             2001      2000
          -------------------              ----      ----

         Net written premiums              $463      $464
          Percentage change from 2000         -

         GAAP underwriting result          ($40)     ($92)

         Statutory combined ratio:
           Loss and loss adjustment
            expense ratio                  75.9     102.3
           Underwriting expense ratio      30.8      22.2
                                          -----     -----
              Combined ratio              106.7     124.5
                                          =====     =====

Premium volume in last year's first quarter included $146 million of incremental premiums resulting from the elimination of the one-quarter reporting lag for our reinsurance operations based in the United Kingdom. Excluding that adjustment, premium volume in 2001 grew 46% over the first quarter of 2000. The significant increase was driven by price increases throughout worldwide reinsurance markets on business renewed in January. In addition, St. Paul Re's nontraditional insurance operations continued to achieve growth in the first quarter.

St. Paul Re's underwriting result in the first three months of 2001 benefited from the impact of price increases and corrective underwriting initiatives implemented in recent quarters, as well as the lack of significant catastrophe losses. The primary sources of St. Paul Re's underwriting loss in the first quarter were the sinking of the Petrobras oil platform, and a provision to strengthen insurance reserves for North American casualty business. Underwriting results in last year's first quarter were severely impacted by catastrophe losses, primarily resulting from additional loss development from severe windstorms that struck Europe at the end of 1999. The elimination of the quarter-reporting lag had a minimal impact on underwriting results in the first quarter of 2000.


Investment Operations
First-quarter 2001 pretax net investment income in our property-liability insurance operations totaled $330 million, $12 million ahead of the same period of 2000. The increase was driven by strong returns generated by our real estate investment portfolio, and incremental investment income resulting from the acquisition of MMI in April 2000. For the remainder of 2001, we anticipate little or no growth in investment income compared with 2000 levels, due to declining yields on new investments, and negative underwriting cash flows over the last several quarters which have resulted in the net sale of fixed maturity investments to fund a portion of our operational cash

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

requirements. Our underwriting cash flows have been negatively affected by an increase in insurance loss and loss adjustment expense payments, centered in our Health Care and International business segments, which have more than offset the increase in premium collections resulting from price increases and new business. In addition, cumulative premium payments totaling $630 million since the fourth quarter of 1999 related to our corporate reinsurance program have reduced funds available for investment. We expect our cash flows to gradually improve throughout the remainder of the year due to continued price increases and the initiatives we continue to implement throughout our property-liability operations to improve loss experience.

Pretax realized investment gains in our property-liability insurance operations of $52 million fell significantly short of the comparable 2000 total of $331 million, which represented the highest quarterly total in our history. A significant decline in equity values during the first quarter of 2001 resulted in a reduction in the amount of investment gains realized from our equity and venture capital investment portfolios compared with the same period of 2000. Pretax realized gains in 2001 were reduced by writedowns in the carrying value of various venture capital investments totaling $33 million. In March 2001, we realized a pretax gain of $77 million on the sale of our investment in RenaissanceRe Holdings Ltd., a Bermuda-based reinsurer. The record first-quarter realized gain total in 2000 was driven by gains of $282 million generated by our venture capital investment portfolio, the largest of which, $117 million, resulted from the sale of our investment in Flycast Communications Corp., a leading provider of Internet direct response solutions. We also sold two other direct holdings in last year's first quarter which generated gains of $37 million and $31 million, and our investments in various venture capital partnerships accounted for an additional $98 million of pretax gains.

The market value of our $15.3 billion fixed maturities portfolio exceeded its cost by $612 million at March 31, 2001. Approximately 95% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.9% at March 31, 2001, up slightly from 6.8% a year ago.


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

The following table represents a reconciliation of total gross and net environmental reserve development for the three months ended March 31, 2001, and the years ended Dec. 31, 2000 and 1999.
Amounts in the "net" column are reduced by reinsurance recoverables.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

                                2001
  Environmental            (three months)       2000         1999
  -------------             ------------    ------------  ------------
  (In millions)             Gross    Net    Gross    Net  Gross    Net
                            -----   ----    -----   ----  -----   ----
  Beginning reserves         $665   $563     $698   $599   $783   $645
  Incurred losses              26     21       25     14    (33)     1
  Paid losses                 (21)   (18)     (58)   (50)   (52)   (47)
                            -----   ----    -----   ----  -----   ----
  Ending reserves            $670   $566     $665   $563   $698   $599
                            =====   ====    =====   ====  =====   ====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 2001, and the years ended Dec. 31, 2000 and 1999.

                                2001
  Asbestos                 (three months)       2000          1999
  --------                  ------------    ------------  ------------
  (In millions)             Gross    Net    Gross    Net  Gross    Net
                            -----   ----    -----   ----  -----   ----
  Beginning reserves         $397   $299     $398   $298   $402   $277
  Incurred losses               2     12       41     33     28     51
  Paid losses                  (9)   (10)     (42)   (32)   (32)   (30)
                            -----   ----    -----   ----  -----   ----
  Ending reserves            $390   $301     $397   $299   $398   $298
                            =====   ====    =====   ====  =====   ====

Our reserves for environmental and asbestos losses at March 31, 2001 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, but we believe any future additional loss provisions for environmental and asbestos claims will not materially impact our results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at March 31, 2001, of $1.06 billion represented approximately 6% of gross consolidated reserves of $18.23 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Asset Management
                       ----------------

Our asset management segment consists of our 79% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds, exchange-traded funds and defined portfolios through financial advisors serving affluent and high net worth clients. Highlights of Nuveen's performance for the first quarters of 2001 and 2000 were as follows:

                                          Three Months
                                         Ended March 31
                                         --------------
         (In millions)                    2001     2000
          -----------                    -----    -----
         Revenues                         $ 87     $100
         Expenses                           42       57
                                         -----    -----
            Pretax earnings                 45       43
         Minority interest                 (10)     (10)
                                         -----    -----
           The St. Paul's
            share of pretax earnings      $ 35     $ 33
                                         =====    =====

         Assets under management       $61,289  $59,965
                                        ======   ======


Nuveen's total revenues in the first quarter of 2001 were down 13% compared with the same period of 2000, primarily due to a decline in defined portfolio distribution revenue. Sales of equity and fixed-income retail managed accounts, however, which are customized individual portfolios offered to the high net worth market, grew 36% to $1.9 billion in the first quarter of 2001. Nuveen's diverse array of high-quality investment products continues to meet the investment needs of affluent investors in a highly volatile market environment. Nuveen's net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) during the first quarter of 2001 totaled $2.6 billion, compared with net flows of $140 million in the first quarter of 2000.

Managed assets at the end of the first quarter consisted of $29.6 billion of exchange-traded funds, $19.8 billion of managed accounts, $11.4 billion of mutual funds and $441 million of money market funds. Total assets under management at the end of March were down slightly from the year-end 2000 total of $62.0 billion, reflecting a decline in the market value of equity securities under management.

                       Capital Resources
                       -----------------

Common shareholders' equity of $7.07 billion at March 31, 2001 declined $111 million from the year-end 2000 total of $7.18 billion, primarily due to our share repurchases and a decline in the unrealized appreciation of our equity and venture capital investment portfolios. In the first three months of 2001, we repurchased and retired 4.2 million shares of our common stock for a total cost of $187 million, or an average of $44.23 per share. The first-quarter repurchases were financed through a combination of internally-generated funds and commercial paper borrowings. From November 1998 through March 2001, we have repurchased and retired 37.1 million of our common shares for a total cost of $1.2 billion, or an average of $32.75 per share.

Total debt obligations at March 31, 2001 of $1.80 billion increased by $154 million over the year-end 2000 total of $1.65 billion, largely due to the issuance of $137 million of additional commercial paper during the quarter to finance a portion of our common share repurchases. We also incurred $27 million of mortgage debt associated with our investment in a real estate property in London. Approximately 34% of our consolidated debt outstanding at March 31, 2001 consisted of medium-term notes bearing a weighted-average interest rate of 6.9%. Our ratio of total debt to total capitalization of 19% at the end of the first quarter increased slightly over the year-end 2000 ratio of 18%.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Capital Resources (continued)
                 ----------------------------

We have no current plans for major capital expenditures during the remainder of 2001, other than possible additional repurchases of our common stock. If any other expenditures were to occur, they would likely involve acquisitions consistent with our specialty commercial focus. From April 1, 2001 through May 11, 2001, we repurchased 438,600 common shares at a total cost of $19 million. As of May 11, 2001 we had the capacity to make up to $469 million in additional share repurchases under a repurchase program authorized by our board of directors in February 2001.
We repurchase our shares in the open market and through private transactions when we deem such repurchases to be a prudent use of capital.

The company's ratio of earnings to fixed charges was 7.73 for the first three months of 2001, compared with 14.20 for the same period of 2000. The company's ratio of earnings to combined fixed charges and preferred stock dividend requirements was 7.15 for the first three months of 2001, compared with 12.95 for the same period of 2000. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


                           Liquidity
                           ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Net cash flows used by continuing operations totaled $194 million in the first quarter of 2001, compared with cash used by continuing operations of $217 million in the same period of 2000. Negative underwriting cash flows, driven by significant loss payments in several of our business segments and premium payments related to our corporate reinsurance program, were the primary cause of our negative operational cash flows in both 2001 and 2000. We expect our operational cash flows to gradually improve during the remainder of 2001 as the full impacts of continuing price increases and improvements in the quality of our book of business are realized. On a long-term basis, we believe our operational cash flows will benefit from the corrective pricing and underwriting actions under way in our property-liability operations. Our financial strength and conservative level of debt provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.

Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In September 2000, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it retains most of the provisions of SFAS No. 125 without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, with collateral and disclosure requirements effective for fiscal years ending after Dec. 15, 2000. We intend to implement SFAS No. 140 in the periods during which its provisions become effective, and we expect the impact of adoption to be immaterial to our financial position and results of operations for future periods.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


             Forward-looking Statement Disclosure
             ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience and expense savings resulting from the restructuring actions announced in recent years.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases and possible actions by competitors; general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; judicial decisions and rulings; satisfaction of the conditions to closing of the sale of our life insurance business; and various other matters. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                  PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
           The information set forth in Note 5 to the consolidated financial statements is incorporated herein by reference.

Item 2.   Changes in Securities.
           Not applicable.

Item 3.   Defaults Upon Senior Securities.
           Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

           The St. Paul's annual shareholders' meeting was held on May 1, 2001.

          (1) All thirteen persons nominated for directors by the board of directors were named in proxies for the meeting which were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statements. All thirteen nominees were elected by the following votes:

                                             In favor            Withheld
                                       --------------         -----------
              Carolyn H. Baldwin          194,683,607           1,761,721
              H. Furlong Baldwin          194,532,971           1,912,357
              John H. Dasburg             181,686,633          14,758,695
              Janet M. Dolan              194,726,586           1,718,742
              Kenneth M. Duberstein       194,669,389           1,775,939
              Pierson M. Grieve           194,591,035           1,854,293
              Thomas R. Hodgson           194,712,839           1,732,489
              David G. John               194,762,351           1,682,977
              William H. Kling            194,657,500           1,787,828
              Douglas W. Leatherdale      189,761,482           6,683,846
              Bruce K. MacLaury           194,708,171           1,737,157
              Glen D. Nelson              194,706,304           1,739,024
              Gordon M. Sprenger          194,723,273           1,722,055

         (2) By a vote of 194,547,020 in favor, 1,198,787
             against and 699,572 abstaining, the shareholders ratified the selection of KPMG LLP as the independent auditors for The St. Paul.

         (3) By a vote of 113,267,926 in favor, 63,476,512
             against and 1,125,491 abstaining, the shareholders approved certain amendments to The St. Paul's Amended and Restated 1994 Stock Incentive Plan.


Item 5.   Other Information.
            Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

          (b) Reports on Form 8-K.

               1) The St. Paul filed a Form 8-K Current
                  Report dated March 9, 2001, relating to the announcement of the resignation of Paul J. Liska as Executive Vice President and Chief Financial Officer of The St. Paul, effective April 1, 2001.

               2) The St. Paul filed a Form 8-K Current
                  Report dated April 26, 2001, relating to the announcement of an agreement to sell Fidelity and Guaranty Life Insurance Company to Old Mutual plc, a London-based international financial services company.


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  May 14, 2001                 By  /s/ Bruce A. Backberg
                                        ---------------------
                                            Bruce A. Backberg
                                            Senior Vice President
                                            (Authorized Signatory)


Date:  May 14, 2001                 By  /s/ John C. Treacy
                                        ------------------
                                            John C. Treacy
                                            Vice President and
                                            Corporate Controller
                                           (Principal Accounting Officer)

                         EXHIBIT INDEX
                         -------------

Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession.....................................
     (a) Stock Purchase Agreement between St. Paul Fire and Marine Insurance Company and Old Mutual PLC related to sale of Fidelity and Guaranty Life Insurance Company**...........(1)

(3)  (i) Articles of incorporation*...................................
     (ii) By-laws*....................................................

(4)  Instruments defining the rights of security holders,
        including indentures*.........................................

(10) Material contracts...............................................
     (a) Senior Executive Severance Policy, as Amended**..............(1)
     (b) Amendment to the Amended and Restated 1994 Stock
          Incentive Plan**............................................(1)

(11) Statement re computation of per share earnings**.................(1)

(12) Statement re computation of ratios**.............................(1)

(15) Letter re unaudited interim financial information*................

(18) Letter re change in accounting principles*........................

(19) Report furnished to security holders*.............................

(22) Published report regarding matters submitted to
        vote of security holders*......................................

(23) Consents of experts and counsel*..................................

(24) Power of attorney*................................................

(27) Financial data schedule*..........................................

(99) Additional exhibits*..............................................


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