Form 10-Q
period 2001-06-30
ST PAUL COMPANIES INC /MN/
filed 2001-08-14
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           -----       THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 2001
                                             -------------
                                   or

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             ----------  ----------

                   Commission File Number  001-10898
                                           ---------

                     THE ST. PAUL COMPANIES, INC.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)



               Minnesota                              41-0518860
    ------------------------------       ---------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)



  385 Washington St., Saint Paul, MN                 55102
  ----------------------------------               --------
   (Address of principal executive                (Zip Code)
               offices)


Registrant's telephone number, including area code:  (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at August 10, 2001, was 208,947,154.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                                 Page No.
PART I. FINANCIAL INFORMATION                                    --------

     Consolidated Statements of Operations (Unaudited),
         Three Months and Six Months Ended June 30, 2001 and 2000    3


     Consolidated Balance Sheets, June 30, 2001
         (Unaudited) and December 31, 2000                           4


     Consolidated Statements of Shareholders' Equity,
         Six Months Ended June 30, 2001
         (Unaudited) and Twelve Months Ended
           December 31, 2000                                         6


     Consolidated Statements of Comprehensive Income
         (Unaudited), Six Months Ended June 30, 2001
          and 2000                                                   7


     Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 2001 and 2000                     8


     Notes to Consolidated Financial Statements
         (Unaudited)                                                 9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 23



PART II. OTHER INFORMATION

     Item 1 through Item 6                                          38

     Signatures                                                     38


EXHIBIT INDEX                                                       39

                     PART I     FINANCIAL INFORMATION
                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations (Unaudited)

                                  Three Months Ended      Six Months Ended
(In millions, except                   June 30                June 30
 per share data)                  ------------------      ----------------

                                     2001       2000       2001       2000
                                   ------     ------     ------     ------
Revenues:
  Premiums earned                  $1,743      1,421      3,371      2,777
  Net investment income               300        317        635        636
  Asset management                     85         84        170        177
  Realized investment gains             7        110         83        445
  Other                                31         39         71         82
                                   ------     ------     ------     ------
          Total revenues            2,166      1,971      4,330      4,117
                                   ------     ------     ------     ------

Expenses:
  Insurance losses and loss
    adjustment expenses             1,346      1,026      2,529      2,054
  Policy acquisition expenses         356        321        736        658
  Operating and administrative        331        323        634        584
                                   ------     ------     ------     ------
          Total expenses            2,033      1,670      3,899      3,296
                                   ------     ------     ------     ------
    Income from continuing
     operations before
     income taxes                     133        301        431        821
Income tax expense                     37         84        126        255
                                   ------     ------     ------     ------
    Income from continuing
     operations                        96        217        305        566
Discontinued operations:
    Operating gain (loss),
     net of taxes                       -          2         (1)        15
    Gain (loss) on disposal,
     net of taxes                       8         (7)         2        (12)
                                   ------     ------     ------     ------
    Income (loss) from
     discontinued operations,
     net of taxes                       8         (5)         1          3
                                   ------     ------     ------     ------
    Net income                     $  104        212        306        569
                                   ======     ======     ======     ======

Basic earnings per common share:
Income from continuing operations   $0.43       1.00       1.37       2.57
Discontinued operations,
 net of taxes                        0.04      (0.02)      0.01       0.02
                                   ------     ------     ------     ------
    Net income                      $0.47       0.98       1.38       2.59
                                   ======     ======     ======     ======

Diluted earnings per common
 share:
Income from continuing operations   $0.41       0.94       1.32       2.42
Discontinued operations,
 net of taxes                        0.04      (0.02)      0.01       0.01
                                   ------     ------     ------     ------
    Net income                      $0.45       0.92       1.33       2.43
                                   ======     ======     ======     ======

Dividends declared on common stock  $0.28       0.27       0.56       0.54
                                   ======     ======     ======     ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                                                  Restated
                                                  June 30,      December 31,
ASSETS                                              2001            2000
----------                                      -----------     ------------
                                                (Unaudited)
Investments:
 Fixed maturities, at estimated fair value          $15,823          $15,937
 Equities, at estimated fair value                    1,269            1,466
 Real estate and mortgage loans                         999            1,025
 Venture capital, at estimated fair value               973            1,064
 Securities lending collateral                        1,003            1,207
 Other investments                                      108              229
 Short-term investments, at cost                        850            1,124
                                                    -------         --------
     Total investments                               21,025           22,052
Cash                                                     94               52
 Reinsurance recoverables:
 Unpaid losses                                        5,121            4,651
 Paid losses                                            382              324
Ceded unearned premiums                                 767              814
Receivables:
 Underwriting premiums                                2,983            2,937
 Interest and dividends                                 269              277
 Other                                                  304              181
Deferred policy acquisition expenses                    639              576
Deferred income taxes                                   986              930
Office properties and equipment, at cost less
 accumulated depreciation of $464 (2000; $452)          486              492
Goodwill                                                519              510
Asset management securities held for sale                31               29
Other assets                                          1,871            1,677
                                                    -------          -------
     Total assets                                   $35,477          $35,502
                                                    =======          =======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                                                  Restated
                                                   June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                 2001           2000
------------------------------------               --------     ------------
                                                 (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses                $18,411          $18,196
 Unearned premiums                                    3,908            3,648
                                                    -------          -------
   Total insurance reserves                          22,319           21,844
Debt                                                  1,796            1,647
Payables:
 Reinsurance premiums                                   933            1,060
 Income taxes                                           127              170
 Accrued expenses and other                             946            1,031
Securities lending                                    1,023            1,231
Other liabilities                                     1,127              955
                                                    -------          -------
   Total liabilities                                 28,271           27,938
                                                    -------          -------
Company-obligated mandatorily redeemable
 preferred capital securities of trusts
 holding solely subordinated debentures
 of the Company                                         337              337
                                                    -------          -------
Shareholders' equity:
Preferred:
SOP convertible preferred stock;
  1.45 shares authorized; 0.8 shares
  outstanding  (0.8 shares in 2000)                     114             117
Guaranteed obligation - SOP                             (58)            (68)
                                                    -------         -------
   Total preferred shareholders' equity                  56              49
                                                    -------         -------
Common:
Common stock, 480 shares authorized;
  211 shares outstanding (218 shares in 2000)         2,211           2,238
Retained earnings                                     4,143           4,243
Accumulated other comprehensive income:
 Unrealized appreciation                                522             765
 Unrealized loss on foreign currency translation        (62)            (68)
 Unrealized loss on derivatives                          (1)              -
                                                    -------         -------
   Total accumulated other comprehensive income         459             697
                                                    -------         -------
   Total common shareholders' equity                  6,813           7,178
                                                    -------         -------
   Total shareholders' equity                         6,869           7,227
                                                    -------         -------
   Total liabilities, redeemable preferred
     securities and shareholders' equity            $35,477         $35,502
                                                    =======         =======

See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)
                                                     Six          Twelve
                                                 Months Ended  Months Ended
                                                   June 30     December 31
                                               --------------  ------------
                                                     2001          2000
                                                   --------      --------
                                                 (Unaudited)
Preferred shareholders' equity:
Series B SOP convertible preferred stock:
  Beginning of period                                $117           $129
  Redemptions during period                            (3)           (12)
                                                 --------       --------
    End of period                                     114            117
                                                 --------       --------
Guaranteed obligation - SOP:
  Beginning of period                                 (68)          (105)
  Principal payments                                   10             37
                                                 --------       --------
    End of period                                     (58)           (68)
                                                 --------       --------
    Total preferred shareholders' equity               56             49
                                                 --------       --------
Common shareholders' equity:
Common stock:
  Beginning of period                               2,238          2,079
  Stock issued under stock incentive plans             43             95
  Stock issued for preferred shares redeemed            8             23
  Conversion of company-obligated
   preferred securities                                 -            207
  Reacquired common shares                            (86)          (170)
  Other                                                 8              4
                                                 --------       --------
    End of period                                   2,211          2,238
                                                 --------       --------
Retained earnings:
  Beginning of period                               4,243          3,827
  Net income                                          306            993
  Dividends declared on common stock                 (119)          (232)
  Dividends declared on preferred stock,
    net of taxes                                       (5)            (8)
  Reacquired common shares                           (303)          (366)
  Tax benefit on employee stock options,
   and other changes                                   26             40
  Premium on preferred shares redeemed                 (5)           (11)
                                                 --------       --------
    End of period                                   4,143          4,243
                                                 --------       --------
 Unrealized appreciation, net of taxes:
  Beginning of period                                 765            568
  Change during the period                           (243)           197
                                                 --------       --------
    End of period                                     522            765
                                                 --------       --------
Unrealized gain (loss)loss on foreign currency
 translation, net of taxes:
  Beginning of period                                 (68)           (26)
  Change during the period                              6            (42)
                                                 --------       --------
    End of period                                     (62)           (68)
                                                 --------       --------
Unrealized loss on derivatives, net of taxes:
  Beginning of period                                   -              -
  Change during the period                             (1)             -
                                                 --------       --------
    End of period                                      (1)             -
                                                 --------       --------
    Total common shareholders' equity               6,813          7,178
                                                 --------       --------
    Total shareholders' equity                     $6,869         $7,227
                                                 ========       ========

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)


                                      Three Months Ended  Six Months Ended
                                           June 30            June 30
                                      ------------------  ----------------
                                         2001      2000      2001     2000
                                       ------    ------    ------   ------


Net income                               $104      $212      $306     $569
                                       ------    ------    ------   ------
Other comprehensive income (loss),
net of taxes:
  Change in unrealized appreciation      (130)      (45)     (243)      97
  Change in unrealized loss
   on foreign currency translation        (13)       (7)        6      (21)
  Change in unrealized loss
   on derivatives                           1         -        (1)       -
                                       ------    ------    ------   ------
   Other comprehensive income (loss)     (142)      (52)     (238)      76
                                       ------    ------    ------   ------
   Comprehensive income (loss)          $ (38)     $160      $ 68     $645
                                       ======    ======    ======   ======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                     Six Months Ended
                                                         June 30
                                                  ----------------------
                                                      2001          2000
                                                    ------        ------
OPERATING ACTIVITIES
  Net income                                          $306          $569
  Adjustments:
    Gain from discontinued operations                   (1)           (3)
    Change in insurance reserves                       601           232
    Change in reinsurance balances                    (661)         (615)
    Realized investment gains                          (83)         (445)
    Change in deferred acquisition costs               (65)          (46)
    Change in accounts payable and accrued expenses    (81)         (196)
    Change in insurance premiums receivable            (71)         (210)
    Change in income taxes payable/refundable          (31)          177
    Provision for federal deferred tax expenses        147           117
    Depreciation and amortization                       49            49
    Change in other assets and liabilities            (155)         (128)
                                                    ------        ------
    Net Cash Used by Continuing Operations             (45)         (499)
    Net Cash Provided by Discontinued Operations       101            75
                                                    ------        ------
    Net Cash Provided (Used) by
      Operating Activities                              56          (424)
                                                    ------        ------
INVESTING ACTIVITIES
Purchase of investments                             (2,968)       (2,957)
Proceeds from sales and maturities of investments    3,198         3,515
Net sales of short-term investments                    267           165
Change in open security transactions                    44             7
Purchases of office properties and equipment           (34)          (52)
Sales of office properties and equipment                 3             7
Acquisitions, net of cash acquired                       -          (206)
Proceeds from sale of subsidiaries                       -           201
Other                                                  (13)           86
                                                    ------        ------
    Net Cash Provided by Continuing Operations         497           766
    Net Cash Used by Discontinued Operations          (365)         (246)
                                                    ------        ------
    Net Cash Provided by Investing Activities          132           520
                                                    ------        ------

FINANCING ACTIVITIES
Dividends paid on common and preferred stock          (124)         (120)
Proceeds from issuance of debt                         292           498
Repayment of debt                                     (161)         (415)
Repurchase of common shares                           (389)         (333)
Stock options exercised and other                       (1)           34
                                                    ------        ------
     Net Cash Used by Continuing Operations           (383)         (336)
     Net Cash Provided by Discontinued Operations      238           187
                                                    ------        ------
     Net Cash Used by Financing Activities            (145)         (149)
                                                    ------        ------
Effect of exchange rate changes on cash                 (1)            -
                                                    ------        ------
      Increase (decrease) in cash                       42           (53)
      Cash at beginning of period                       52           105
                                                    ------        ------
      Cash at end of period                           $ 94          $ 52
                                                    ======        ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                             June 30, 2001

Note 1 - Basis of Presentation
------------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries ("The St. Paul" or "the company"), and have been prepared in conformity with generally accepted accounting principles ("GAAP").

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

On April 26, 2001, we announced that our subsidiary, St. Paul Fire and Marine Insurance Company, had reached a definitive agreement to sell its subsidiary, Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc, a London-based international financial services company. F&G Life's results of operations have been reclassified to discontinued operations for all periods presented in this report. On our consolidated balance sheets as of June 30, 2001 and Dec. 31, 2000, F&G Life's net assets were included in "Other Assets," classified as net assets of discontinued operations. See Footnote 12.

Reference should be made to the "Notes to Consolidated Financial Statements" in The St. Paul's annual report to shareholders for the year ended December 31, 2000. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net income, comprehensive income or shareholders' equity, as previously reported.

In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.
This statement requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133," which amended SFAS No. 133 to make it effective for all quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an additional amendment to SFAS No. 133, to address a limited number of issues causing implementation difficulties. Effective Jan. 1, 2001, we adopted the provisions of SFAS No. 133, as amended. See Footnote 11 on page 20 and Footnote 6 on page 14 of this report for further information regarding the impact of the adoption on our financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Earnings Per Share
---------------------------

The following table provides the calculation of our earnings per common share for the three months and six months ended June 30, 2001 and 2000.

                                      Three Months Ended    Six Months Ended
                                           June 30              June 30
                                      ------------------    ----------------
                                          2001      2000      2001      2000
                                        ------    ------    ------    ------
                                        (In millions, except per share data)

EARNINGS
Basic:
Net income, as reported                   $104      $212      $306      $569
Dividends on preferred stock,
  net of taxes                              (2)       (2)       (4)       (4)
Premium on preferred shares redeemed        (3)       (2)       (5)       (6)
                                        ------    ------    ------    ------
   Net income available to
    common shareholders                   $ 99      $208      $297      $559
                                        ======    ======    ======    ======

Diluted:
Net income available to
 common shareholders                      $ 99      $208      $297      $559
Effect of dilutive securities:
 Convertible preferred stock                 2         2         3         3
 Zero coupon convertible notes               1         1         2         1
 Convertible monthly income
  preferred securities                       -         2         -         4
                                        ------    ------    ------    ------
   Net income available to
    common shareholders, as adjusted      $102      $213      $302      $567
                                        ======    ======    ======    ======

COMMON SHARES
Basic:
 Weighted average common
  shares outstanding                       214       212       215       216
                                        ======    ======    ======    ======
Diluted:
 Weighted average common
  shares outstanding                       214       212       215       216
 Effect of dilutive securities:
  Stock options                              4         2         4         1
  Convertible preferred stock                7         7         7         7
  Zero coupon convertible notes              2         2         2         3
  Convertible monthly income
   preferred securities                      -         7         -         7
                                        ------    ------    ------    ------
           Total                           227       230       228       234
                                        ======    ======    ======    ======

EARNINGS PER SHARE
Basic                                    $0.47     $0.98     $1.38     $2.59
                                        ======    ======    ======    ======
Diluted                                  $0.45     $0.92     $1.33     $2.43
                                        ======    ======    ======    ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3 - Investments
--------------------

Investment Activity. The following is a summary of our investment purchases, sales and maturities for continuing operations.

                                          Six Months Ended June 30
                                          ------------------------
                                               2001           2000
                                            -------        -------
                                                 (In millions)
Purchases:
  Fixed maturities                           $1,896         $1,459
  Equities                                      868          1,189
  Real estate and mortgage loans                 48              -
  Venture capital                               147            299
  Other investments                               9             10
                                            -------        -------
    Total purchases                           2,968          2,957
                                            -------        -------
Proceeds from sales and maturities:
  Fixed maturities                            2,061          1,720
  Equities                                      866          1,170
  Real estate and mortgage loans                 99             80
  Venture capital                                22            532
  Other investments                             150             13
                                            -------        -------
    Total sales and maturities                3,198          3,515
                                            -------        -------
    Net sales                                 $(230)         $(558)
                                            =======        =======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 3 - Investments (continued)
-------------------------------

Change in Unrealized Appreciation.  The increase (decrease) in unrealized appreciation of investments recorded in common
shareholders' equity was as follows:
                                                           Restated
                               Six Months Ended       Twelve Months Ended
                                June  30, 2001         December 31, 2000
                               ----------------       -------------------
                                             (In millions)

Fixed maturities                     $   70                     $467
Equities                               (228)                    (198)
Venture capital                        (216)                     (61)
Other                                   (50)                      47
                                     ------                   ------
  Total change in pretax
   unrealized appreciation
   on continuing operations            (424)                     255
Change in deferred taxes                167                      (92)
                                     ------                   ------
  Total change in unrealized
   appreciation on continuing
   operations, net of taxes          $ (257)                    $163
Change in pretax unrealized
 appreciation on discontinued
 operations                              21                       52
Change in deferred taxes                 (7)                     (18)
                                     ------                   ------
  Total change in pretax
   appreciation on discontinued
   operations, net of taxes              14                       34
                                     ------                   ------
Total change in pretax
 appreciation, net of taxes           $(243)                    $197
                                     ======                   ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 4 - Income Taxes
---------------------

The components of income tax expense (benefit) on income from continuing operations were as follows :


                             Three Months Ended        Six Months Ended
                                  June 30                  June 30
                             ------------------        ----------------
                                 2001      2000         2001       2000
                               ------    ------       ------     ------
                                             (In millions)
Federal current tax
 expense (benefit)              $ (13)     $ (4)       $ (25)    $  130
Federal deferred tax expense       51        88          147        117
                               ------    ------       ------     ------
  Total federal income
    tax expense                    38        84          122        247
Foreign income tax
 expense (benefit)                 (2)       (5)          (1)         1
State income tax expense            1         5            5          7
                               ------    ------       ------     ------
  Total income tax expense      $  37      $ 84        $ 126      $ 255
                               ======    ======       ======     ======

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

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 6 - Debt
-------------

Debt consists of the following:
                                    June 30,            December 31,
                                      2001                  2000
                                 --------------        ----------------
                                   Book    Fair          Book      Fair
                                  Value   Value         Value     Value
                                  -----   -----         -----    ------
                                              (In millions)

  Medium-term notes              $  606  $  612        $  617    $  619
  Commercial paper                  403     403           138       138
  7-7/8% senior notes               249     264           249       261
  8-1/8% senior notes               249     271           249       267
  Zero coupon convertible notes     101     103            98        95
  7-1/8% senior notes                80      82            80        82
  Variable rate borrowings           64      64            64        64
  Real estate debt                   29      30             2         2
  8-3/8% senior notes                 -       -           150       151
                                  -----   -----         -----     -----
     Total obligations            1,781   1,829        $1,647    $1,679
     Fair value of interest                             =====     =====
      rate swap agreements           15      15
                                  -----   -----
     Total debt reported on
      balance sheet              $1,796  $1,844
                                  =====   =====

In June 2001, our $150 million, 8-3/8% senior notes matured. The repayment of these notes was funded through a combination of internally-generated funds and the issuance of commercial paper.

At June 30, 2001, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps totaled $380 million, and their aggregate fair value at June 30, 2001 was an asset of $15 million. Prior to our adoption of SFAS No. 133, as amended, on Jan. 1, 2001, the fair value of these swap agreements was not recorded on our balance sheet. Upon adoption, we reflected the fair value of these swap agreements as an increase to other assets and a corresponding increase to debt on our balance sheet.


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

As discussed in Note 12 on page 21 of this report, on April 26, 2001, we announced a definitive agreement to sell F&G Life, which comprises our life insurance segment. As a result, F&G Life's results of operations were included in discontinued operations on our statements of income included in this report for the six months ended June 30, 2001 and 2000.

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

The tabular information that follows provides revenue and income data from continuing operations for each of our business segments for the three months and six months ended June 30, 2001 and 2000. In the first quarter of 2001, we reclassified certain business that had previously been included in the Other Specialty segment to the International segment to more accurately reflect the manner in which this business is managed. Data for 2000 in the tables have been reclassified to be consistent with the 2001 presentation.

                             Three Months Ended        Six Months Ended
                                  June 30                   June 30
                              -----------------       ------------------
                                2001       2000          2001       2000
                              ------     ------        ------     ------
                                           (In millions)
Revenues
Property-liability
 insurance:
  Commercial Lines Group        $436       $392          $858       $780
  Global Surety                  109        107           213        220
  Global Health Care             182        178           364        312
  Other Specialty                437        333           861        661
  International                  257        169           427        246
                              ------     ------        ------     ------
   Total primary insurance
    operations                 1,421      1,179         2,723      2,219
  Reinsurance                    322        242           648        558
                              ------     ------        ------     ------
   Total property-liability
    premiums earned            1,743      1,421         3,371      2,777
                              ------     ------        ------     ------
  Investment operations:
   Net investment income         295        312           625        631
   Realized investment gains       6        107            58        438
                              ------     ------        ------     ------
   Total investment
    operations                   301        419           683      1,069
  Other                           24         32            59         61
                              ------     ------        ------     ------
 Total property-
  liability insurance          2,068      1,872         4,113      3,907
                              ------     ------        ------     ------
Asset management                  87         88           174        188
                              ------     ------        ------     ------
 Total reportable segments     2,155      1,960         4,287      4,095
Parent company, other
 operations and consolidating
 eliminations                     11         11            43         22
                              ------     ------        ------     ------
     Total revenues           $2,166     $1,971        $4,330     $4,117
                              ======     ======        ======     ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 7 - Segment Information (continued)
---------------------------------------

                             Three Months Ended       Six Months Ended
                                  June 30                 June 30
                             ------------------       ----------------
                                 2001      2000         2001       2000
                                -----     -----        -----      -----
                                           (In millions)
Income (Loss) Before Income Taxes
Property-liability
insurance:
 Commercial Lines Group           $36       $54         $109      $  32
 Global Surety                     15        12           32         31
 Global Health Care              (123)      (45)        (254)       (64)
 Other Specialty                   41         4           51        (17)
 International                    (51)      (59)         (89)       (71)
                                -----     -----        -----      -----
  Total primary insurance         (82)      (34)        (151)       (89)
 Reinsurance                      (31)      (33)         (49)       (78)
                                -----     -----        -----      -----
  Total GAAP
   underwriting result           (113)      (67)        (200)      (167)
                                -----     -----        -----      -----
 Investment operations:
  Net investment income           295       312          625        631
  Realized investment gains         6       107           58        438
                                -----     -----        -----      -----
  Total investment
   operations                     301       419          683      1,069
  Other                           (41)      (33)         (45)       (64)
                                -----     -----        -----      -----
  Total property-
   liability insurance            147       319          438        838
                                -----     -----        -----      -----
Asset management:
 Pretax income before
  minority interest                45        43           90         86
 Minority interest                (11)      (10)         (21)       (20)
                                -----     -----        -----      -----
  Total asset management           34        33           69         66
                                -----     -----        -----      -----
  Total reportable segments       181       352          507        904
Parent company, other
 operations and consolidating
 eliminations                     (48)      (51)         (76)       (83)
                                -----     -----        -----      -----
  Total income before
   income taxes                  $133      $301         $431       $821
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

In both 2001 and 2000, we entered into separate aggregate excess-of-loss reinsurance treaties effective Jan. 1 of each year (the "corporate program"). Coverage under the corporate program is triggered when our insurance losses and loss adjustment expenses spanning all segments of our business reach a certain level. In addition, our Reinsurance segment was party to separate aggregate excess-of-loss reinsurance treaties unrelated to the corporate program in both years. All of these treaties are collectively referred to hereafter as the "reinsurance treaties."

Under terms of the reinsurance treaties, we transfer, or "cede," insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. In the six months ended June 30, 2001 coverage under the corporate program was not triggered; but we ceded $9 million and $5 million of written and earned premiums, respectively, representing the initial premium paid to our reinsurer. Under the separate Reinsurance segment treaty, we ceded $45 and $43 million of written and earned premiums, respectively, and $102 million of insurance losses and loss adjustment expenses, for a net benefit of $59 million, in the first six months of 2001.

In the six months ended June 30, 2000 our income from continuing operations benefited from cessions made under the corporate program, and cessions made under the separate treaty exclusive to our Reinsurance segment. Under the corporate program, we ceded written premiums of $80 million, earned premiums of $70 million, and insurance losses and loss adjustment expenses of $111 million, resulting in a net benefit of $41 million to our pretax income from continuing operations. The losses and loss adjustment expenses ceded and $61 million of the earned premiums ceded under the corporate program in the first quarter of 2000 were the result of adverse development on losses originally incurred during the 1999 accident year. Under the separate Reinsurance segment treaty, we ceded written and earned premiums of $56 million, and insurance losses and loss adjustment expenses of $120 million, resulting in a net pretax benefit of $64 million in the six months ended June 30, 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance (continued)
-------------------------------

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses are as follows:

                                Three Months          Six Months
                                Ended June 30       Ended June 30
                                -------------       -------------
(In millions)                   2001     2000       2001     2000
                                ----     ----       ----     ----
Written premiums:
   Direct                     $1,606   $1,288     $3,219   $2,410
   Assumed                       778      521      1,348    1,116
   Ceded                        (531)    (318)      (868)    (636)
                               -----    -----      -----    -----
    Net premiums written       1,853    1,491      3,699    2,890
                               =====    =====      =====    =====

Earned premiums:
   Direct                      1,546    1,286      3,028    2,447
   Assumed                       715      420      1,237      918
   Ceded                        (518)    (285)      (894)    (588)
                               -----    -----      -----    -----
    Total premiums earned      1,743    1,421      3,371    2,777
                               =====    =====      =====    =====
Insurance losses and loss
adjustment expenses:
   Direct                      1,206      995      2,426    1,834
   Assumed                       650      463      1,061    1,036
   Ceded                        (510)    (432)      (958)    (816)
                               -----    -----      -----    -----
  Total net insurance
   losses and loss
   adjustment expenses        $1,346   $1,026     $2,529   $2,054
                               =====    =====      =====    =====


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

All actions have been taken and all obligations have been met regarding these three charges, with the exception of certain remaining lease commitments. During the first quarter of 2001, we reduced the reserve by $1 million related to sublease and buyout activity which reduced our estimated remaining lease commitments. We expect to be obligated under certain lease commitments for at least 7 years.

The following presents a rollforward of activity related to these commitments:

                  Original      Reserve                             Reserve
   (In millions)  Pre-tax     at Dec. 31,                         at June 30,
    -----------   Charge         2000       Payments  Adjustment      2001
                  -------     ----------    --------  ----------  ----------
   Lease
   commitments
   charged to
   earnings:          $75            $43       $(6)         $(1)       $36
                      ===            ===       ====         ====       ===

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

In April 2000, we closed on our acquisition of MMI Companies, Inc. ("MMI"), a Deerfield, Illinois-based provider of medical services-related insurance products and consulting services. The transaction was accounted for as a purchase, with a total purchase price of approximately $206 million, in addition to the assumption of $165 million in capital securities and debt. The final purchase price adjustments resulted in an excess of purchase price over net tangible assets acquired of approximately $85 million, which we expect to amortize over 15 years. MMI's results of operations from the date of purchase are included in our consolidated results.

In connection with the MMI purchase, we established a reserve of $28 million, including $4 million in employee-related costs and $24 million in occupancy-related costs. The employee-related costs represent severance and related benefits such as outplacement counseling to be paid to, or incurred on behalf of, terminated employees. We estimated that approximately 130 employee positions would be eliminated, at all levels throughout MMI. Through June 30, 2001, 118 employees had been terminated, with payments totaling $4 million. Our remaining obligations for employee-related costs at MMI are expected to be less than $1 million.

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 10 - Acquisitions (continued)
---------------------------------

The following presents a rollforward of activity related to these accruals:

  (In millions)
   -----------
                 Original    Reserve                             Reserve
   Charges to     Pre-tax  at Dec. 31,                          at June 30,
   earnings:       Charge     2000     Payments   Adjustment       2001
   ---------     --------  ----------  --------   ----------    ----------
   Employee-
    related           $ 4       $ 1       $(1)         $  -          $ -
   Occupancy-
    related            24        23        (7)           (8)           8
                    -----     -----     -----         -----        -----
        Total         $28       $24       $(8)          $(8)          $8
                    =====     =====     =====         =====        =====

During the first quarter of 2001, we entered into a lease buyout related to a portion of the space, resulting in a cash payment of $5 million. We also reduced the reserve by $8 million, primarily representing additional lease payments we were no longer obligated to make related to the buyout.

During 2000, we experienced severe prior year loss development on the reserves acquired from MMI, primarily related to its major accounts business. This was consistent with the adverse prior year development experienced on the remainder of our Global Health Care major accounts business. The major accounts business serves large health care entities, which have recently suffered from increasingly significant amounts awarded in jury verdicts. As a result of this overall deterioration, we have performed a comprehensive review of our entire Global Health Care segment. Based on the results of this review and specific actions identified to restore this segment to future profitability, as well as our evaluation of the ongoing strategic value of the Unionamerica entity, MMI's United Kingdom - based subsidiary, we have determined that the excess of purchase price over net tangible assets acquired we recorded as part of the MMI purchase has not been impaired.


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

Fair Value Hedges: We have several interest rate swaps that are designated as fair value hedges of selected portions of our fixed rate debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The transitional impact of adopting SFAS No. 133 for the fair value of the hedges was $15 million, which is recorded in "Other Assets" on the balance sheet with an equivalent offset recorded in debt. The related income statement impacts are offsetting; as a result, there was no transitional income statement impact of adopting SFAS No. 133 for fair value hedges. The impact related to the six months ended June 30, 2001 movement in interest rates was a $500,000 increase in the fair value of the swaps and the related debt on the balance sheet, with the income statement impacts again offsetting.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 11 -  Adoption of Accounting Pronouncement (continued)
----------------------------------------------------------

Cash Flow Hedges: We have purchased foreign currency forward contracts that are designated as cash flow hedges. They are utilized to minimize our exposure to fluctuations in foreign currency values that result from forecasted foreign currency payments, as well as from foreign currency payables and receivables. The transitional impact of adopting SFAS No. 133 for cash flow hedges was a gain of less than $200,000, which was included in "Other Comprehensive Income." In the six months ended June 30, 2001, we recognized a $1.5 million loss on the cash flow hedges, which is also included in "Other Comprehensive Income." The amounts included in other comprehensive income will be reclassified into earnings concurrent with the timing of the hedged cash flows, which is not expected to occur within the next twelve months. In the six months ended June 30, 2001 we recognized a loss in the income statement of less than $1 million representing the portions of the forward contracts deemed ineffective.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios. There was no transition adjustment related to the adoption of SFAS No. 133, and we recorded less than $600,000 of operating and administrative expense in the six months ended June 30, 2001 relating to the change in the market value of these derivatives during the period.

Note 12 -  Discontinued Operations
----------------------------------

Life Insurance Segment
----------------------
On April 26, 2001, we announced an agreement by our subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine"), to sell its life insurance company, Fidelity and Guaranty Life Insurance Company, and its subsidiary, Thomas Jefferson Life, (together, "F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million in shares of Old Mutual stock. The consideration is subject to possible adjustment related to F&G Life's investment portfolio. If the market value of specified securities within that portfolio changes between March 31, 2001 and the closing date, or if any securities within that portfolio experience specified credit rating downgrades prior to closing, the consideration is subject to adjustment. Pursuant to the purchase agreement, The St. Paul, or any direct or indirect wholly owned subsidiary of The St. Paul, must hold the Old Mutual stock received for one year after the closing of the transaction. The consideration is also subject to possible additional adjustment based on the market price of Old Mutual's stock at the end of that one-year period, as described in greater detail in the purchase agreement. The sale is subject to regulatory approvals and other conditions, and is expected to close in the third quarter of 2001. We expect to realize a modest gain on the sale of F&G Life, the exact amount of which will be determined at closing.

Our consolidated statements of operations presented herein reflect F&G Life's results of operations in discontinued operations. In the first six months of 2001, F&G Life recorded net income of $14 million, compared with net income of $15 million in the same period of 2000. In addition, on our consolidated balance sheet as of June 30, 2001, F&G Life's net assets of $614 million were included in "Other Assets," classified as net assets of discontinued operations.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 12 -  Discontinued Operations (continued)
---------------------------------------------

Standard Personal Insurance Business
------------------------------------
On Sept. 30, 1999, we completed the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). As a result, the standard personal insurance operations were accounted for as discontinued operations for all periods presented herein. We recorded a $32 million pretax charge for various costs incurred in the disposition of the operations. All of the obligations of this charge have been met, with the exception of $5 million in occupancy-related charges. These obligations will exist until lease commitments in place at the time of the sale expire, or until we buy them out before expiration.

Metropolitan purchased Economy Fire & Casualty Company and its subsidiaries ("Economy"), as well as the rights and interests in those non-Economy policies constituting our remaining standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement ("Reinsurance Agreement").

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

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. As of June 30, 2001, we had determined that we could not reasonably estimate to any probable certainty whether any deficiency or redundancy existed in the pre-sale reserves, and we have not recorded a liability or receivable related to those reserves. Any losses incurred by us under these agreements will be reflected in discontinued operations in the period they are incurred. For the first six months of 2001, we recorded a pretax loss of $19 million in discontinued operations, related to pre-sale non-Economy claims. We have no other contingent liabilities related to the sale.

Nonstandard Auto Business
-------------------------
On Jan. 4, 2000, we announced an agreement to sell our nonstandard auto business to The Prudential Insurance Company of America ("Prudential") for $200 million in cash. As a result, the nonstandard auto business results of operations were accounted for as discontinued operations for all periods presented. On May 1, 2000, we closed on the sale of our nonstandard auto business to Prudential, receiving total cash consideration of approximately $175 million (net of a $25 million dividend paid to our property-liability operations prior to closing).


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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                          June 30, 2001

On April 26, 2001, The St. Paul Companies, Inc. announced that its subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine"), had reached a definitive agreement to sell Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc ("Old Mutual"), a London-based international financial services company. The transaction is expected to be finalized in the third quarter of 2001. F&G Life's results of operations have been reclassified to discontinued operations for all periods presented in the following discussion.

                      Consolidated Results
                      --------------------
The following table summarizes The St. Paul's results for the second quarter and first six months of 2001 and 2000.

                                               Three Months     Six Months
                                               Ended June 30   Ended June 30
                                               -------------   -------------
  (In millions, except per share data)          2001    2000    2001    2000
   ----------------------------------          -----   -----   -----   -----

  Pretax income (loss):
   Property-liability insurance:
     GAAP underwriting result                  $(113)  $ (67)  $(200)  $(167)
     Net investment income                       295     312     625     631
     Realized investment                           6     107      58     438
     Other                                       (41)    (33)    (45)    (64)
                                               -----   -----   -----   -----

      Total property-liability insurance         147     319     438     838
   Asset management                               34      33      69      66
   Parent and other                              (48)    (51)    (76)    (83)
                                               -----   -----   -----   -----
      Pretax income from
       continuing operations                     133     301     431     821
   Income tax expense                             37      84     126     255
                                               -----   -----   -----   -----
      Income from continuing operations           96     217     305     566
   Discontinued operations, net of taxes           8      (5)      1       3
                                               -----   -----   -----   -----
         Net income                             $104    $212    $306    $569
                                               =====   =====   =====   =====

  Diluted net income per share                 $0.45   $0.92   $1.33   $2.43
                                               =====   =====   =====   =====


Consolidated Results
--------------------
Our pretax income from continuing operations of $133 million in the second quarter of 2001 was 56% below comparable pretax income of $301 million in the same 2000 period. Through the first half of 2001, pretax income from continuing operations was nearly $400 million below the comparable period of 2000. The decline in both second quarter and year-to-date earnings was primarily due to a significant decrease in realized investment gains in our property-liability operations. Realized gains in 2000 were unusually high due to the sale of several venture capital investments. In addition, underwriting results in our property-liability operations for the second quarter and first six months of 2001 deteriorated from comparable 2000 levels, primarily due to adverse prior-year loss development in our Health Care segment.

Agreement to Sell F&G Life Insurance Company
--------------------------------------------
In April 2001 Fire and Marine signed a definitive agreement to sell F&G Life to Old Mutual. Under terms of the agreement, Fire and Marine will receive $335 million in cash, and shares of Old Mutual common stock valued at $300 million on the closing date. The consideration is subject to possible adjustment related to F&G Life's investment portfolio. If the market value of specified securities within that portfolio changes between March 31, 2001 and the closing date, or if any securities within that portfolio experience specified credit rating downgrades prior to closing, the consideration is subject to adjustment. Pursuant to the purchase agreement, Fire and Marine

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


               Consolidated Highlights (continued)
               ----------------------------------

must hold the Old Mutual stock received for one year after the closing of the transaction. The consideration is also subject to possible adjustment based on the market price of Old Mutual's stock at the end of that one-year period, as described in greater detail in the purchase agreement. The sale is subject to regulatory approvals and other conditions, and is expected to close in the third quarter of 2001. We expect to realize a modest gain on the sale of F&G Life, the exact amount of which will be determined at closing.

F&G Life's results of operations for the three months and six months ended June 30, 2001 and 2000 are included in discontinued operations on our consolidated statements of income. In the first half of 2001, F&G Life recorded net income of $14 million, compared with net income of $15 million in the same period of 2000. F&G Life's product sales totaled $701 million in the first half of 2001, compared with sales of $487 million in the same 2000 period.

Discontinued Operations - Personal Insurance
--------------------------------------------
In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. As of June 30, 2001, we had determined that we could not reasonably estimate to any probable certainty whether any deficiency or redundancy existed in the pre-sale reserves and we have not recorded a liability or receivable related to those reserves. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are incurred. In the first half of 2001 and 2000, we recorded pretax losses of $19 million and $8 million, respectively, in discontinued operations related to these agreements.

Common Share Repurchases
------------------------
In the second quarter of 2001, we repurchased and retired 4.1 million of our common shares for a total cost of $202 million, bringing our six month repurchase total to 8.3 million shares at a total cost of $389 million, or $46.68 per share. These repurchases were funded through a combination of internally-generated funds and the issuance of commercial paper. The shares repurchased in the first six months of 2001 represented approximately 4% of our total shares outstanding at the beginning of the year.

Adoption of SFAS No. 133
------------------------
On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. Provisions of SFAS No. 133 require the recognition of derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. We have limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in market indices, foreign currency exchange rates and interest rates. We also have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios. Our adoption of SFAS No 133, as amended, did not have a material impact on our financial position or results of operations.

Subsequent Event- Agreement to Purchase London Guarantee Insurance Company
--------------------------------------------------------------------------
On August 3, 2001 we announced a definitive agreement to purchase
London Guarantee Insurance Company for US$80 million/C$125 million. London Guarantee, headquartered in Toronto, is a specialty property-liability insurance company focused on providing surety products, and management liability, bond, and professional indemnity products. The company generated approximately C$65 million in net written premiums in 2000. The transaction is expected to close within three to five months, after regulatory approval has been received and the appropriate closing conditions are met.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Property-Liability Insurance
                  ----------------------------
Overview
--------
Our consolidated written premiums totaled $1.85 billion in the second quarter of 2001, 24% higher than premium volume of $1.49 billion in the same period of 2000. Through the first half of 2001, our reported premium volume of $3.70 billion grew $808 million, or 28%, over comparable 2000 written premiums of $2.89 billion. Several factors impacted the comparability of our 2001 and 2000 year-to-date premium volume. First, we acquired MMI Companies, Inc. ("MMI"), an international health care risk services company, in April 2000. MMI accounted for $97 million of incremental written premiums in the first half of 2001.
Second, last year's six-month premium total included $31 million of incremental premiums resulting from the elimination of the one-quarter reporting lag for our reinsurance operations based in the United Kingdom ("St. Paul Re - UK"). Third, our reported premium volume for the first six months of 2001 and 2000 was reduced by $54 million and $136 million, respectively, by cessions made under certain reinsurance treaties (described below). Excluding all of these factors in both years, six-month consolidated premiums of $3.66 billion in 2001 were 22% higher than comparable 2000 premium volume of $3.0 billion. The growth in premiums in 2001 was due to price increases and strong renewal retention rates throughout nearly all of our business segments, as well as new business in several of those segments.

In both 2001 and 2000, we entered into separate aggregate excess-of-loss reinsurance treaties effective Jan. 1 of each year (the
"corporate reinsurance program"). Coverage under the corporate reinsurance program is triggered when our insurance losses and loss adjustment expenses spanning all segments of our business reach a certain level. In addition, our Reinsurance segment was party to separate aggregate excess-of-loss reinsurance treaties unrelated to the corporate reinsurance program in both years. All of these treaties are collectively referred to hereafter as the "reinsurance treaties."

Under terms of the reinsurance treaties, we transfer, or "cede," insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. The following table describes the combined impact of these cessions on our property-liability underwriting segments in 2001 and 2000.
In the three months ended June 30, 2001 and 2000, and in the six months ended June 30, 2001, coverage under the corporate reinsurance program was not triggered; the written and earned premiums ceded in those periods represent the initial premium paid to our reinsurer.

                                           Three Months        Six Months
                                           Ended June 30     Ended June 30
                                           -------------     -------------
  (In millions)                            2001     2000     2001     2000
   -----------                             ----     ----     ----     ----

 Corporate program:
    Ceded written premiums                 $  -     $  -     $  9     $ 80

    Ceded earned premiums                     2        5        5       70
    Ceded losses and loss
     adjustment expenses                      -        -        -      111
                                            ---      ---      ---      ---
       Net pretax benefit (detriment)        (2)      (5)      (5)      41
                                            ---      ---      ---      ---

 Reinsurance segment treaty:
    Ceded written premiums                   42       39       45       56

    Ceded earned premiums                    40       39       43       56
    Ceded losses and loss
     adjustment expenses                     76       88      102      120
                                            ---      ---      ---      ---
       Net pretax benefit                    36       49       59       64
                                            ---      ---      ---      ---
 Combined total:
    Ceded written premiums                   42       39       54      136

    Ceded earned premiums                    42       44       48      126
    Ceded losses and loss
     adjustment expenses                     76       88      102      231
                                            ---      ---      ---      ---
       Net pretax benefit                  $ 34     $ 44     $ 54    $ 105
                                            ===      ===      ===      ===

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

The pretax benefit (detriment) of the reinsurance treaties was allocated to our business segments as follows:

                                           Three Months     Six Months
                                           Ended June 30   Ended June 30
                                           -------------   -------------
  (In millions)                            2001     2000   2001     2000
   -----------                             ----     ----   ----     ----
  Commercial Lines Group                   $  -     $  -   $ (1)    $  -
  Global Health Care                         (1)       -     (1)       -
  Other Specialty                             -        -     (1)       -
  International                               -       (1)    (1)      12
                                           ----     ----   ----     ----
     Total Primary Insurance                 (1)      (1)    (4)      12
  Reinsurance                                35       45     58       93
                                           ----     ----   ----     ----
     Total Property
      Liability Insurance                  $ 34     $ 44   $ 54     $105
                                           ====     ====   ====     ====

Our reported consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 77.2 in the second quarter of 2001, five points worse than the second-quarter 2000 loss ratio of 72.2. The 2001 ratio included a 6.1 point detriment from a $107 million provision to strengthen prior-year loss reserves in our Global Health Care segment. The second-quarter 2000 ratio included a
7.2 point benefit resulting from a $102 million reduction in reserves related to favorable prior year development on workers' compensation coverages. Excluding those factors, the adjusted 2001 second-quarter ratio of 71.1 was significantly better than the adjusted second-quarter 2000 loss ratio of 79.4. The improvement was centered in our Commercial Lines Group and Other Specialty business segments. Catastrophe losses in the second quarter totaled $69 million, the majority of which were the result of Tropical Storm Allison, which struck the southeastern United States in May. In last year's second quarter, catastrophe losses of $67 million were largely the result of additional loss development from European storms at the end of 1999.

Through the first six months of 2001, the pricing environment throughout virtually all of the commercial and reinsurance markets in which we operate continued to be favorable. Price increases throughout our United States primary insurance operations averaged 14% in the first half of the year. We expect to achieve continued price increases in the second half of 2001. In the majority of our business segments, current underwriting year results continued to improve, reflecting the success of our efforts to improve the quality of our business through disciplined risk selection, and the impact of sustained price increases over the last 18 months.

Our reported consolidated expense ratio, measuring underwriting expenses as a percentage of premiums written, was 29.3 for the second quarter and 30.2 for the first half of 2001, compared to expense ratios of 32.9 and 32.3 for the respective periods of 2000. Excluding the reinsurance treaties in both years, the year-to-date 2001 expense ratio of 29.8 was over a point better than the comparable 2000 ratio of 30.9. The improvement over 2000 reflects the combined effect of significant premium growth and the efficiencies realized as a result of our expense reduction initiatives over the last two years.

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                 % of     Three Months      Six Months
                                 2001    Ended June 30    Ended June 30
(Dollars in millions)          Written   -------------    -------------
 -------------------           Premiums   2001    2000     2001    2000
                               --------  -----   -----    -----   -----
 Commercial Lines Group:
   Written Premiums               25%     $444     403      935     795
   Underwriting Result                     $36      54      109      32
   Combined Ratio                         91.7    86.5     85.9    96.4

 Global Health Care:
   Written Premiums                9%     $147     127      324     240
   Underwriting Result                   $(123)    (45)    (254)    (64)
   Combined Ratio                        175.3   133.2    172.9   125.1

 Global Surety:
   Written Premiums                6%     $108     117      213     240
   Underwriting Result                     $15      12       32      31
   Combined Ratio                         85.5    87.7     85.0    83.8

 Other Specialty:
   Written Premiums               25%     $477     361      939     679
   Underwriting Result                     $41       4       51     (17)
   Combined Ratio                         89.7    97.9     93.8   102.0

 International:
   Written Premiums               14%     $369     249      522     312
   Underwriting Result                    $(51)    (59)     (89)    (71)
   Combined Ratio                        119.0   129.8    120.1   125.7
                                 ---     -----   -----    -----   -----
    Total Primary Insurance:
      Written Premiums            79%   $1,545   1,257    2,933   2,266
      Underwriting Result                 $(82)    (34)    (151)    (89)
      Combined Ratio                     105.6   102.7    105.2   104.2

 Reinsurance:
   Written Premiums               21%     $308     234      766     624
   Underwriting Result                    $(31)    (33)     (49)    (78)
   Combined Ratio                        111.1   116.8    105.1   115.1
                                 ---     -----   -----    -----   -----
    Total Property-Liability
     Insurance:
      Written Premiums           100%   $1,853   1,491    3,699   2,890
      GAAP Underwriting Result           $(113)    (67)    (200)   (167)

    Statutory Combined Ratio:
      Loss and Loss Expense Ratio         77.2    72.2     75.0    74.0
      Underwriting Expense Ratio          29.3    32.9     30.2    32.3
                                         -----   -----    -----   -----
      Combined Ratio                     106.5   105.1    105.2   106.3
                                         =====   =====    =====   =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Underwriting Results by Segment
-------------------------------

Commercial Lines Group
----------------------
The Commercial Lines Group ("CLG") segment includes our standard commercial, nonstandard commercial and catastrophe risk business centers, as well as the results of our limited involvement in insurance pools. The following table summarizes key financial data for this segment excluding the impact of the corporate reinsurance program, which had a minimal impact on year-to-date results in 2001.

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                       ------------------   ----------------
    (Dollars in millions)                  2001      2000     2001      2000
                                         ------    ------   ------    ------
     Net written premiums                  $444      $403     $938       795
      Percentage change from 2000            10%                18%

     GAAP underwriting profit               $36       $54     $110       $32

     Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                       62.5      53.2     55.9      62.7
      Underwriting expense ratio           29.2      33.3     29.8      33.7
                                          -----     -----    -----     -----
          Combined ratio                   91.7      86.5     85.7      96.4
                                          =====     =====    =====     =====

Premium growth in the second quarter and first six months of 2001 was driven by price increases, strong renewal retention rates and new business. In the first half of the year, price increases averaged 12.0% in our standard and nonstandard commercial operations. Despite these increases, our renewal retention rates continued to grow in the second quarter. We expect price increases on renewal business to continue in the second half of 2001.

The reported second-quarter 2001 loss ratio included a 7.2 point impact of catastrophe losses totaling $31 million, the majority of which resulted from Tropical Storm Allison. Catastrophe losses in the second quarter of 2000 were $5 million. The reported year-to-date loss ratio in 2001 benefited from a $100 million reduction in previously established reserves in the first quarter, which resulted from an actuarial analysis of reserves for certain business written prior to 1989. In 2000, the year-to-date loss ratio included the benefit of a $69 million reduction in previously established workers' compensation reserves. Excluding those reserve reductions in both years, the adjusted six-month 2001 loss ratio of 67.5 was four points better than the adjusted 2000 ratio of 71.5, despite the $26 million increase in catastrophe losses in 2001. The significant improvement in the second-quarter and year-to-date expense ratios in 2001 reflected the combined impact of our aggressive expense reduction initiatives over the last several years and the significant growth in written premium volume.


Global Health Care
------------------
Our Global Health Care segment provides property-liability insurance throughout the entire health care delivery system. The following table summarizes key financial data for Global Health
Care excluding the impact of the corporate reinsurance program, which had a minimal impact on second-quarter and six-month results in 2001.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                       Three Months Ended  Six Months Ended
                                            June 30            June 30
                                       ------------------  -----------------
    (Dollars in millions)                  2001      2000     2001      2000
     -------------------                 ------    ------   ------    ------
     Net written premiums                  $147      $127     $325      $240
      Percentage change from 2000            16%                35%

     GAAP underwriting loss               $(122)     $(45)   $(253)     $(64)

     Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                      148.9      97.3    147.6      94.4
      Underwriting expense ratio           26.4      35.9     25.1      30.7
                                          -----     -----    -----     -----
          Combined ratio                  175.3     133.2    172.7     125.1
                                          =====     =====    =====     =====

Premium growth in the second quarter and first six months of 2001 was predominantly due to price increases, which averaged 21.9% across this segment in the first half of the year. In addition, approximately $48 million of the increase in year-to-date premium volume resulted from our acquisition of MMI in April 2000. We have severely curtailed the amount of new business in the Global Health Care segment in 2001 due to an unfavorable pricing environment in many of the lines of business and geographical locations in which we offer our products.

The severe deterioration in the second-quarter 2001 loss ratio in comparison to the same 2000 period was due to a $107 million provision to strengthen loss reserves for the accident years 1997 through 1999. Our actuarial analysis indicated that the severity of losses incurred throughout our domestic operations, including, but not limited to, business acquired in the MMI transaction, had increased to a degree that warranted the recording of additional reserves for those accident years. Amounts awarded in jury verdicts in professional liability lawsuits have continued to increase sharply, resulting in an increase in our estimate of ultimate losses incurred and causing a severe impact on our second-quarter and year-to-date results in 2001. We have undertaken an initiative in 2001 to accelerate the resolution of high-severity claims in order to minimize the impact of the increase in the cost of jury verdicts. This initiative accelerated paid losses into the current period that would have otherwise been included in future periods, and has contributed to the increase in severity which prompted the reserve strengthening in the second quarter. Severity trends for business written in accident years 2000 and 2001 have not exhibited the same deterioration experienced in the earlier accident years, indicating that the actions we have implemented in the last two years to significantly raise prices, exit unfavorable geographic locations and restrict the terms and conditions of coverage offered have favorably impacted loss experience for those years.

In the second quarter of 2001, we completed a comprehensive review of our entire Health Care segment. Based on the results of that review and specific actions identified to restore this segment to future profitability , as well as our evaluation of the strategic value of the Unionamerica entity, MMI's United Kingdom-based subsidiary, we have determined that the excess purchase price over net tangible assets acquired we recorded as part of the MMI acquisition has not been impaired.

In the second half of 2001, we will continue to pursue price increases in the Health Care segment. Of the 28 states in which we filed for approval for rate increases on July 2001 renewals for physicians and surgeons coverage, we received approval in 23 states, with price increases averaging 20%.

Global Surety
-------------
Our Global Surety segment underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. The table on the following page summarizes key financial data for this segment for the second quarter and first six months of 2001 and 2000. The Surety segment was not impacted by the reinsurance treaties in either year.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                     Three Months Ended    Six Months Ended
                                           June 30             June 30
                                     ------------------    -----------------
    (Dollars in millions)               2001       2000      2001       2000
     -------------------              ------     ------    ------     ------

     Net written premiums               $108       $117      $214       $240
       Percentage change from 2000        (8)%                (11)%

     GAAP underwriting profit            $15        $12       $32        $31

     Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                    35.5       35.3      33.4       35.6
      Underwriting expense ratio        50.0       52.4      51.3       48.2
                                       -----      -----     -----      -----
          Combined ratio                85.5       87.7      84.7       83.8
                                       =====      =====     =====      =====

The decline in written premium volume compared with 2000 reflects the impact of tightened underwriting standards implemented in anticipation of an economic slowdown in both the United States and Mexico. Such a slowdown could have a negative impact on the construction industry, and, in turn, on our contract surety operations. The improvement in Global Surety's year-to-date 2001 loss ratio over the same 2000 period was primarily due to favorable current-year loss experience. The increase in the expense ratio over 2000 was driven by higher reinsurance costs in the first half of 2001.


Other Specialty
---------------
The Other Specialty segment includes the following business centers: Construction, Technology, Global Marine, Financial & Professional Services, Public Sector Services, Excess & Surplus Lines and Oil & Gas. The following table summarizes results for this segment excluding the impact of the corporate reinsurance program, which had a minimal impact on year-to-date results in 2001.

                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                    -------------------    ----------------
    (Dollars in millions)               2001       2000      2001       2000
     -------------------              ------     ------    ------     ------

     Net written premiums               $477       $361      $941       $679
       Percentage change from 2000        32%                  39%

     GAAP underwriting profit (loss)     $41         $4       $52       $(17)

     Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                    61.7       67.4      65.8       71.7
      Underwriting expense ratio        28.0       30.5      27.8       30.3
                                       -----      -----     -----      -----
          Combined ratio                89.7       97.9      93.6      102.0
                                       =====      =====     =====      =====

Significant price increases, strong renewal retention rates and new business throughout the business centers comprising this segment accounted for the growth in second-quarter and year-to-date premium volume over the equivalent periods of 2000. In our Construction operation, premium volume of $149 million in the second quarter was 37% ahead of the same period last year, and year-to-date premiums of $308 million grew 44% over 2000. Price increases in this operation averaged 17.0% for the first half of 2001. Our Technology business center

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

recorded premiums of $107 million and $201 million for the second quarter and first six months of 2001, respectively, representing growth rates of 37% and 43% over the respective periods of 2000. Technology price increases averaged 12.4% for the first six months of the year. Year-to-date written premiums of $190 million in Financial & Professional Services were 26% ahead of 2000, driven by new business in international markets and price increases averaging 9.8%.

The 5.7 point improvement in the second-quarter loss ratio over the same 2000 period was centered in Financial & Professional Services and, to a lesser extent, in Excess & Surplus Lines, and was primarily the result of favorable development on prior-year losses in both business centers. Second-quarter and six-month results in 2000 included a $33 million benefit from a reduction in previously established workers' compensation reserves. Excluding that benefit from year-to-date 2000 results, the loss ratio of 65.8 for the first half of 2001 was nearly 11 points better than the adjusted 2000 ratio of 76.7. Financial & Professional Services, Technology, Construction and Global Marine were all major contributors to the significant improvement in year-to-date results in 2001, reflecting the favorable impact of significant price increases over the last 12 months and the underlying improvement in the quality of our business in these market sectors.

International
-------------
Our International segment consists of our operations at Lloyd's, specialty business underwritten outside of the United States that is not managed on a global basis, and MMI's London-based insurance operation, Unionamerica. The following table summarizes this segment's results for the second quarter and first six months of 2001 and 2000 excluding the impact of the corporate reinsurance program, which is detailed on page 26 of this report.

                                  Three Months Ended       Six Months Ended
                                       June 30                  June 30
                                  ------------------       -----------------
    (Dollars in millions)            2001       2000         2001       2000
     -------------------           ------     ------       ------     ------

     Net written premiums            $369       $249         $522       $335
       Percentage change from 2000     48%                     56%

     GAAP underwriting loss          $(51)      $(58)        $(88)      $(83)

     Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                 98.6      102.7         95.0       99.7
      Underwriting expense ratio     20.4       27.1         24.9       28.9
                                    -----      -----        -----      -----
          Combined ratio            119.0      129.8        119.9      128.6
                                    =====      =====        =====      =====


The 48% increase in second-quarter 2001 premium volume over the same 2000 period was primarily the result of our increased involvement at Lloyd's, which accounted for $272 million of the International segment's premium volume for the quarter. Significant price increases at Lloyd's and in primary insurance markets throughout the world were also a major contributor to premium growth in the second quarter. In addition to these factors, the increase in year-to-date premium volume over 2000 was partially due to incremental premiums from Unionamerica, which was acquired in the MMI transaction in April 2000. Although we ceased writing new business through Unionamerica Insurance Company in 2001, we are contractually obligated to underwrite business in certain of Unionamerica's syndicates at Lloyd's.

International's loss ratios for the second quarter and first six months of 2001 showed slight improvement over the comparable periods of 2000, primarily due to price increases over the last several quarters and improved loss experience in several Lloyd's syndicates. We are in the process of reorganizing our operations at Lloyd's, focusing on increasing our capacity in selected syndicates that offer potential for profitable growth. We continue to implement corrective underwriting, pricing and efficiency initiatives throughout the entire International segment, and we expect further improvement in results during the second half of 2001.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Reinsurance
-----------
Our Reinsurance segment ("St. Paul Re") underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and also underwrites "nontraditional" reinsurance, which combines traditional underwriting risk with financial risk protection. The following table summarizes key financial data for the Reinsurance segment excluding the impact of the reinsurance treaties, which is detailed on page 26 of this report.

                                  Three Months Ended       Six Months Ended
                                       June 30                  June 30
                                  ------------------       -----------------
    (Dollars in millions)            2001       2000         2001       2000
     -------------------          -------    -------       ------    -------

     Net written premiums            $350       $273         $812       $737
       Percentage change from 2000     28%                     10%

     GAAP underwriting loss          $(66)      $(77)       $(106)     $(170)

     Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                 87.6      105.5         82.1      103.1
      Underwriting expense ratio     31.8       26.3         31.3       23.7
                                    -----      -----        -----      -----
          Combined ratio            119.4      131.8        113.4      126.8
                                    =====      =====        =====      =====

Premium growth in 2001 was driven by significant price increases across virtually all lines of traditional reinsurance coverages and new business opportunities in the nontraditional insurance market. Year-to-date premium volume last year included $31 million of incremental premiums resulting from the elimination of the one-quarter reporting lag for St. Paul Re - UK. Excluding those premiums, St. Paul Re's 2001 year-to-date premium volume was $106 million, or 15%, higher than the adjusted 2000 total.

The improvement in St. Paul Re's loss ratio for the second quarter and first six months of 2001 reflected the impact of price increases and corrective underwriting initiatives over the last several quarters, as well as a decline in catastrophe losses
incurred.   Catastrophe losses totaled $21 million and $16
million for the second quarter and first six months of 2001, respectively, compared with losses of $63 million and $110 million in the respective periods of 2000. Catastrophe losses for the first quarter of 2001 included $5 million of positive development on prior accident years, causing year-to-date totals to be less than quarter-only. Tropical Storm Allison and spring storms in the Midwest were the primary source of catastrophe losses in the second quarter of 2001, while additional loss development from 1999 European windstorms accounted for the majority of losses in the same period of 2000. The deterioration in expense ratios compared with 2000 was primarily the result of an increase in contingent commissions in St. Paul Re's nontraditional business, and an increase in ceded commissions on premium adjustments from 1999 and 2000 reinsurance treaties. The increase in both types of commissions was indicative of favorable loss experience on that business.

Investment Operations
---------------------
The St. Paul's property-liability insurance operations produced pretax investment income of $295 million in the second quarter of 2001, down 5% from income of $312 million in the same period of 2000. Our year-to-date pretax investment income of $625 million, however, was only slightly below comparable 2000 income of $631 million, primarily due to strong returns generated by our real estate portfolio in the first quarter of the year.

Negative underwriting cash flows have resulted in the net sale of fixed-maturity investments to fund a portion of our operational cash flow requirements, which has been the primary factor in the decline in investment income in the last several quarters. Underwriting cash flows have been negatively impacted by an increase in insurance loss and loss adjustment expense payments, particularly in our Health Care and International segments, which has more than offset the increase in premium collections from new business and significant price increases. Cumulative premium payments totaling $639 million since the fourth quarter of 1999 related to our corporate reinsurance program have also reduced funds available for investment. In addition, in January 2001 we undertook an initiative to hasten the

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Investment Operations (continued)
--------------------------------

settlement of potentially high-severity pending claims throughout our property-liability operations, which has resulted in an acceleration of claim payments in the first half of the year. We expect our underwriting cash flows to improve in the last half of the year due to continued price increases and further improvement in loss experience throughout our property-liability business segments.

Pretax realized investment gains in our property-liability insurance operations totaled $6 million in the second quarter, compared with $107 million in the same period of 2000. Through the first six months of 2001, realized gains of $58 million were much lower than the year-to-date 2000 total of $438 million. An uncertain economic outlook contributed to a decline in equity values and a lack of venture capital activity during the first half of 2001, resulting in a significant reduction in realized gains in comparison to 2000. In March 2001, we realized a pretax gain of $77 million on the sale of our investment in RenaissanceRe Holdings, Ltd., a Bermuda-based reinsurer. Last year's record six-month total was dominated by gains from our venture capital portfolio, including the single largest gain ($117 million) from the sale of our investment in Flycast Communications Corp., a leading provider of Internet direct response solutions. We also sold several other direct holdings, and our investments in various venture capital partnerships also contributed to the six-month 2000 realized gain total.

 Despite the decline in investment values, the quality of our portfolio remains high, and we have not recorded any significant permanent impairments in the carrying value of our investment holdings. The market value of our $15.1 billion fixed maturities portfolio was nearly $500 million higher than its cost on June 30, 2001. Approximately 95% of our portfolio is rated at investment grade (BBB or above), and its weighted average pretax yield at June 30, 2001 was 6.8%. The combined carrying value of our equity and venture capital investments at June 30, 2001 included pretax unrealized appreciation of $317 million.

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

The following table represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 2001, and the years ended Dec. 31, 2000 and 1999.
Amounts in the "net" column are reduced by reinsurance recoverables.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


          Environmental and Asbestos Claims (continued)
          --------------------------------------------

                          2001
  Environmental       (six months)      2000         1999
  -------------       -----------   -----------   -----------
  (In millions)       Gross   Net   Gross   Net   Gross   Net
   -----------        -----  ----   -----  ----   -----  ----

  Beginning reserves   $665  $563    $698  $599    $783  $645
  Incurred losses        35    31      25    14     (33)    1
  Paid losses           (34)  (31)    (58)  (50)    (52)  (47)
                       ----  ----    ----  ----    ----  ----
  Ending reserves      $666  $563    $665  $563    $698  $599
                       ====  ====    ====  ====    ====  ====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 2001, and the years ended Dec. 31, 2000 and 1999.


                          2001
  Asbestos            (six months)      2000         1999
  --------            -----------    ----------   -----------
  (In millions)       Gross   Net   Gross   Net   Gross   Net
   -----------        -----  ----   -----  ----   -----  ----
  Beginning reserves   $397  $299    $398  $298    $402  $277
  Incurred losses        27    36      41    33      28    51
  Paid losses           (25)  (21)    (42)  (32)    (32)  (30)
                       ----  ----    ----  ----    ----  ----
  Ending reserves      $399  $314    $397  $299    $398  $298
                       ====  ====    ====  ====    ====  ====

Our reserves for environmental and asbestos losses at June 30, 2001 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, but we believe any future additional loss provisions for environmental and asbestos claims will not materially impact our results of operations, liquidity or financial position.

Total gross environmental and asbestos reserves at June 30, 2001 of $1.07 billion represented approximately 6% of gross consolidated reserves of $18.40 billion.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                        Asset Management
                        ----------------

Our asset management segment consists of our 77% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds, exchange-traded funds and defined portfolios to help financial advisors serve their affluent and high net worth clients. Highlights of Nuveen's performance for the second quarter and first six months of 2001 and 2000 were as follows:

                                    Three Months        Six Months
                                    Ended June 30      Ended June 30
                                   ---------------    ---------------
  (In millions)                     2001      2000     2001      2000
   -----------                     -----     -----    -----     -----

    Revenues                         $87       $88     $174      $188
    Expenses                          42        45       84       102
                                    ----      ----     ----      ----
       Pretax earnings                45        43       90        86
    Minority interest                (11)      (10)     (21)      (20)
                                    ----      ----     ----      ----
      The St. Paul's share
       of pretax earnings            $34       $33      $69       $66
                                    ====      ====     ====      ====

    Assets under management                         $62,990   $60,299
                                                     ======    ======


Nuveen's revenues for the second quarter and first six months of 2001 declined from comparable 2000 levels, due to a reduction in defined portfolio distribution revenue. Sales of equity and fixed-income retail managed accounts, however, totaled $2.0 billion in the second quarter, 38% higher than the same period of 2000. The strong increase in the sales of these accounts, which are customized investment portfolios marketed to the high-net-worth market, pushed year-to-date total gross product sales to $7.1 billion, a 19% increase over the first half of 2000. Equity products accounted for 60% of Nuveen's year-to-date gross sales total. The success of Nuveen's diverse selection of products for affluent investors continues to result in strong positive net asset flows (sales, plus reinvestments and exchanges, less redemptions) in a volatile and uncertain market environment. Net asset flows were $2.1 billion in the second quarter of 2001, 79% higher than net flows of $1.1 billion in the same 2000 period.

Managed assets at the halfway point of 2001 consisted of $30.0 billion of exchange-traded funds, $21.1 billion of managed accounts, $11.5 billion of mutual funds and $428 million of money market funds. Total assets under management of $62.99 billion grew nearly $1 billion over the year-end 2000 managed asset total.

In July 2001, Nuveen completed its acquisition of Symphony Asset
Management, LLC, an institutional money manager specializing in alternative investment strategies. This acquisition will add over $4 billion to Nuveen's assets under management.


                        Capital Resources
                        -----------------

Common shareholders' equity totaled $6.81 billion at June 30, 2001, down $366 million from the year-end 2000 total of $7.18 billion. The decline reflected the impact of our significant share repurchases in the first half of the year and a reduction in the unrealized appreciation of our equity and venture capital investment portfolio. Through the first six months of 2001, we repurchased 8.3 million of our common shares for a total cost of $389 million, and an average cost of $46.68 per share. The repurchases were financed through a combination of internally-generated funds and commercial paper borrowings. From November 1998 through June 2001, we have repurchased and retired 41.2 million of our common shares for a total cost of $1.42 billion, or an average cost of $34.39 per share.

Total debt obligations at June 30, 2001 of $1.78 billion was $133 million higher than the year-end 2000 total of $1.65 billion. In June 2001, our $150 million, 8.375% senior notes matured. That decline in our debt was more than offset by the issuance of $265 million of commercial paper, which financed the maturity of the senior notes and a portion of our share repurchases. The ratio of total debt to total capitalization was 20% at June 30, 2001, compared with 18% at the end of 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Capital Resources (continued)
                  ----------------------------

We have no current plans for major capital expenditures during the remainder of 2001, other than possible additional repurchases of our common stock. If any other expenditures were to occur, they would likely involve acquisitions of existing businesses consistent with our specialty commercial focus. From July 1, 2001 through August 10, 2001, we repurchased 2.6 million common shares for a total cost of $111 million. As of August 11, 2001, we had approximately $174 million of capacity to repurchase additional common shares under a repurchase program authorized by the company's board of directors in February 2001. We repurchase our shares in the open market and through private transactions when we deem such repurchases to be a prudent use of capital.

For the first six months of 2001, our ratio of earnings to fixed charges was 6.03, compared with 10.51 for the same period of
2000.   Our ratio of earnings to combined fixed charges and
preferred stock dividend requirements was 5.57, compared with
9.67 for the same period of 2000. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


                            Liquidity
                            ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Net cash flows used by continuing operations totaled $45 million in the first six months of 2001, compared with cash used by continuing operations of $499 million in the same period of 2000. The improvement over 2000 was centered in our property-liability underwriting operations and was primarily due to price increases. Our asset management segment also contributed to the improvement in operational cash flows in 2001. In our property-liability operations, underwriting cash flows remained negative, driven by significant loss payments in certain of our business segments and premium payments related to our corporate reinsurance program. We expect our operational cash flows to continue to improve during the second half of 2001 as the full impacts of continuing price increases and improvements in the quality of our book of business are realized. On a long-term basis, we believe our operational cash flows will benefit from the corrective pricing and underwriting actions under way in our property-liability operations. Our financial strength and conservative level of debt provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.


 Impact of Accounting Pronouncements to be Adopted in the Future
 ---------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" which establishes financial accounting and reporting standards for business
combinations.    The provisions of this statement reflect a
fundamentally different approach to accounting for business combinations than previous requirements. It requires all business combinations to be accounted for under the purchase method of accounting and no longer allows for the pooling method to be used. In addition, this statement requires that intangible assets that can be identified and meet certain criteria be recognized as assets apart from goodwill. The provisions of this statement apply to all business combinations initiated after June 30, 2001. We intend to implement SFAS 141 in the periods during which its provisions become effective.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement changes current accounting by requiring intangible items to be tested for impairment on an annual basis in lieu of the historical approach, which required goodwill to be amortized over the estimated useful life, not to exceed 40 years. The statement is effective for fiscal years beginning after December 15, 2001. We intend to implement SFAS No. 142 in the period during which its provisions become effective. We have not determined the impact of adopting this statement.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


              Forward-looking Statement Disclosure
              ------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements.
These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases and possible actions by competitors; general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; worse than anticipated loss development from business written in prior years; judicial decisions and rulings; satisfaction of the conditions to closing of the sale of our life insurance business; and various other matters. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

             2) The St. Paul filed a Form 8-K Current Report dated July 16,
                2001, relating to the announcement of the expected impact of catastrophes and Health Care losses on The St. Paul's second-quarter 2001 operating results.

             3) The St. Paul filed a Form 8-K Current Report dated July 19,
                2001, relating to the announcement of several changes in executive management at the company, and the announcement of second-quarter 2001 operating results.

             4) The St. Paul filed a Form 8-K Current Report dated August 3,
                2001, related to the announcement of an agreement to purchase London Guarantee Insurance Company.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)

Date: August 14, 2001               By  /s/ Bruce A. Backberg
      ---------------                   ---------------------
                                            Bruce A. Backberg
                                        Senior Vice President
                                        (Authorized Signatory)


Date: August 14, 2001               By  /s/ John C. Treacy
      ---------------                   ------------------
                                            John C. Treacy
                                        Vice President and Corporate
                                         Controller
                                        (Principal Accounting Officer)

                          EXHIBIT INDEX
                     -----------------------

Exhibit
---------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..................................
(3)  (i) Articles of incorporation*.................................
     (ii) By-laws*..................................................

(4)  Instruments defining the rights of security holders,
        including indentures*.......................................

(10) Material contracts*............................................

(11) Statement re computation of per share earnings**...............(1)

(12) Statement re computation of ratios**...........................(1)

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

(27) Financial data schedule*.......................................

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