Form 10-Q
period 2001-09-30
ST PAUL COMPANIES INC /MN/
filed 2001-11-05
CIK 86312

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

        (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 2001
                                        ------------------------
                                   or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             ----------  -----------

                   Commission File Number  001-10898
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at October 31, 2001, was 207,405,759.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
PART I. FINANCIAL INFORMATION                            -------

     Consolidated Statements of Operations (Unaudited),
     (Unaudited), Three Months and Nine Months
      Ended September 30, 2001 and 2000                      3



     Consolidated Balance Sheets, September 30, 2001
         (Unaudited) and December 31, 2000                   4


     Consolidated Statements of Shareholders' Equity,
         Nine Months Ended September 30, 2001
         (Unaudited) and Twelve Months Ended
         December 31, 2000                                   6

     Consolidated Statements of Comprehensive Income
        (Unaudited), Nine Months Ended September 30, 2001
         and 2000                                            7


     Consolidated Statements of Cash Flows (Unaudited),
         Nine Months Ended September 30, 2001 and 2000       8


     Notes to Consolidated Financial Statements
         (Unaudited)                                         9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         25



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  42

     Signatures                                             43


EXHIBIT INDEX                                               44

                      PART I     FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Consolidated Statements of Operations (Unaudited)

                                    Three Months Ended     Nine Months Ended
(In millions,                          September 30            September 30
(except per share data)             ------------------     -----------------
data)
                                       2001       2000        2001      2000
Revenues:                             -----      -----       -----     -----
  Premiums earned                    $1,860      1,325       5,231     4,102
  Net investment income                 289        318         924       954
  Asset management                       95         88         265       265
  Realized investment gains (losses)    (81)       106           2       551
  Other                                  67         24         133        99
                                      -----      -----       -----     -----
          Total revenues              2,230      1,861       6,555     5,971
                                      -----      -----       -----     -----
Expenses:
  Insurance losses and loss
    adjustment expenses               2,455        813       4,984     2,867
  Policy acquisition expenses           397        324       1,133       981
  Operating and administrative          255        408         884       986
                                      -----      -----       -----     -----
          Total expenses              3,107      1,545       7,001     4,834
                                      -----      -----       -----     -----
    Income (loss) from
     continuing operations
     before income taxes               (877)       316        (446)    1,137
Income tax expense (benefit)           (282)        97        (156)      352
                                      -----      -----       -----     -----
    Income (loss) from
     continuing operations             (595)       219        (290)      785
Discontinued operations:
  Operating gain (loss),
   net of taxes                           -         10          (1)       29
  Gain (loss) on disposal,
   net of taxes                         (64)         2         (61)      (14)
                                      -----      -----       -----     -----
    Income (loss) from
     discontinued operations,
     net of taxes                       (64)        12         (62)       15
                                      -----      -----       -----     -----
    Net income (loss)                 $(659)       231        (352)      800
                                      =====      =====       =====     =====
Basic earnings (loss) per
  common share:
Income (loss) from
  continuing operations              $(2.86)      0.98       (1.42)     3.56
Discontinued operations,
  net of taxes                        (0.30)      0.06       (0.29)     0.07
                                      -----      -----       -----     -----
    Net income (loss)                $(3.16)      1.04       (1.71)     3.63
                                      =====      =====       =====     =====
Diluted earnings (loss) per
  common share:
Income (loss) from
  continuing operations              $(2.86)      0.93       (1.42)     3.35
Discontinued operations,
  net of taxes                        (0.30)      0.05       (0.29)     0.07
                                      -----      -----       -----     -----
    Net income (loss)                $(3.16)      0.98       (1.71)     3.42
                                      =====      =====       =====     =====
Dividends declared on
 common stock                        $ 0.28       0.27        0.84      0.81
                                      =====      =====       =====     =====

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                             (In millions)

                                                                 Restated
                                                September 30,   December 31,
ASSETS                                               2001           2000
------                                          -------------   -----------
                                                 (Unaudited)
Investments:
 Fixed maturities, at estimated fair value            $14,962       $14,730
 Equities, at estimated fair value                      1,393         1,466
 Real estate and mortgage loans                           997         1,025
 Venture capital, at estimated fair value                 935         1,064
 Securities lending collateral                          1,053         1,207
 Other investments                                        101           229
 Short-term investments, at cost                        2,438         2,331
                                                      -------       -------
     Total investments                                 21,879        22,052
Cash                                                      168            52
Reinsurance recoverables:
 Unpaid losses                                          6,505         4,651
 Paid losses                                              338           324
Ceded unearned premiums                                   681           814
Receivables:
 Underwriting premiums                                  3,236         2,937
 Interest and dividends                                   273           277
 Other                                                    202           181
Deferred policy acquisition expenses                      671           576
Deferred income taxes                                   1,136           930
Office properties and equipment, at cost less
 accumulated depreciation of $473 (2000; $452)            488           492
Goodwill                                                  585           510
Other assets                                            1,488         1,706
                                                      -------       -------
     Total assets                                     $37,650       $35,502
                                                      =======       =======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets (continued)
                             (In millions)

                                                                 Restated
                                                 September 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  2001         2000
------------------------------------             ------------   -----------
                                                  (Unaudited)
Liabilities:
Insurance reserves:
 Losses and loss adjustment expenses                  $20,874       $18,196
 Unearned premiums                                      4,010         3,648
                                                      -------       -------
   Total insurance reserves                            24,884        21,844
Debt                                                    2,145         1,647
Payables:
 Reinsurance premiums                                     944         1,060
 Income taxes                                              58           170
 Accrued expenses and other                               918         1,031
Securities lending                                      1,099         1,231
Other liabilities                                       1,273           955
                                                      -------       -------
   Total liabilities                                   31,321        27,938
                                                      -------       -------
Company-obligated mandatorily redeemable
 preferred capital securities of trusts
 holding solely subordinated
 debentures of the Company                                318           337
                                                      -------       -------
Shareholders' equity:
Preferred:
SOP convertible preferred stock;
  1.45 shares authorized; 0.8 shares
  outstanding  (0.8 shares in 2000)                       113          117
Guaranteed obligation - SOP                               (53)         (68)
                                                      -------       -------
   Total preferred shareholders' equity                    60            49
                                                      -------       -------
Common:
Common stock, 480 shares authorized;
  207 shares outstanding (218 shares in 2000)           2,170         2,238
Retained earnings                                       3,285         4,243
Accumulated other comprehensive income:
 Unrealized appreciation                                  570           765
 Unrealized loss on foreign currency translation          (69)          (68)
 Unrealized loss on derivatives                            (5)            -
                                                      -------       -------
   Total accumulated other comprehensive income           496           697
                                                      -------       -------
   Total common shareholders' equity                    5,951         7,178
                                                      -------       -------
   Total shareholders' equity                           6,011         7,227
                                                      -------       -------
   Total liabilities, redeemable preferred
     securities and shareholders' equity              $37,650       $35,502
                                                      =======       =======
See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity
                               (In millions)

                                                     Nine         Twelve
                                                 Months Ended  Months Ended
                                                 September 30  December 31
                                                 ------------  ------------
                                                         2001          2000
                                                      -------       -------
                                                  (Unaudited)
Preferred shareholders' equity:
Series B SOP convertible preferred stock:
  Beginning of period                                    $117          $129
  Redemptions during period                                (4)          (12)
                                                       ------        ------
    End of period                                         113           117
                                                       ------        ------
Guaranteed obligation - SOP:
  Beginning of period                                     (68)         (105)
  Principal payments                                       15            37
                                                       ------        ------
    End of period                                         (53)          (68)
                                                       ------        ------
    Total preferred shareholders' equity                   60            49
                                                       ------        ------
Common shareholders' equity:
Common stock:
  Beginning of period                                   2,238         2,079
  Stock issued under stock incentive plans                 47            95
  Stock issued for preferred shares redeemed               11            23
  Conversion of company-obligated preferred securities      -           207
  Reacquired common shares                               (134)         (170)
  Other                                                     8             4
                                                       ------        ------
    End of period                                       2,170         2,238
                                                       ------        ------
Retained earnings:
  Beginning of period                                   4,243         3,827
  Net income (loss)                                      (352)          993
  Dividends declared on common stock                     (177)         (232)
  Dividends declared on preferred stock, net of taxes      (6)           (8)
  Reacquired common shares                               (454)         (366)
  Tax benefit on employee stock
    options, and other changes                             37            40
  Premium on preferred shares redeemed                     (6)          (11)
                                                       ------        ------
    End of period                                       3,285         4,243
                                                       ------        ------
 Unrealized appreciation, net of taxes:
  Beginning of period                                     765           568
  Change during the period                               (195)          197
                                                       ------        ------
    End of period                                         570           765
                                                       ------        ------
Unrealized loss on foreign currency
 translation, net of taxes:
  Beginning of period                                     (68)          (26)
  Change during the period                                 (1)          (42)
                                                       ------        ------
    End of period                                         (69)          (68)
                                                       ------        ------
Unrealized loss on derivatives, net of taxes:
  Beginning of period                                       -             -
  Change during the period                                 (5)            -
                                                       ------        ------
    End of period                                          (5)            -
                                                       ------        ------
    Total common shareholders' equity                   5,951         7,178
                                                       ------        ------
    Total shareholders' equity                         $6,011        $7,227
                                                       ======        ======
See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Consolidated Statements of Comprehensive Income
                               Unaudited
                             (In millions)


                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                      ------------------   -----------------
                                          2001      2000       2001     2000
                                        ------    ------     ------   ------


Net income (loss)                        $(659)     $231      $(352)    $800
                                        ------    ------     ------   ------
Other comprehensive income (loss),
 net of taxes:
  Change in unrealized appreciation         48        70       (195)     167
  Change in unrealized loss on
   foreign currency translation             (7)      (21)        (1)     (42)
  Change in unrealized loss on
   derivatives                              (4)        -         (5)       -
                                        ------    ------     ------   ------
    Other comprehensive income (loss)       37        49       (201)     125
                                        ------    ------     ------   ------
          Comprehensive income (loss)    $(622)     $280      $(553)    $925
                                        ======    ======     ======   ======


See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               Unaudited
                             (In millions)
                                                    Nine Months Ended
                                                       September 30
                                                -------------------------
                                                       2001          2000
OPERATING ACTIVITIES                                -------       -------
  Net income (loss)                                   $(352)         $800
  Adjustments:
    Loss (gain) from
     discontinued operations                             62           (15)
    Change in insurance reserves                      3,047           289
    Change in reinsurance balances                   (1,792)         (876)
    Realized investment gains                            (2)         (551)
    Change in deferred acquisition costs                (95)          (68)
    Change in accounts payable
      and accrued expenses                             (105)          (91)
    Change in insurance premiums receivable            (300)         (418)
    Change in income taxes
      payable/refundable                                (82)           68
    Provision for federal deferred
      tax expense (benefit)                              (3)          161
    Depreciation and amortization                        75            74
    Change in other assets and liabilities             (121)           27
                                                     ------        ------
    Net Cash Provided (Used)
      by Continuing Operations                          332          (600)
    Net Cash Provided by
      Discontinued Operations                           217           138
                                                     ------        ------
    Net Cash Provided (Used)
      by Operating Activities                           549          (462)
                                                     ------        ------

INVESTING ACTIVITIES
Purchase of investments                              (4,334)       (3,970)
Proceeds from sales and
  maturities of investments                           4,599         4,854
Net sales (purchases)
  of short-term investments                            (232)          263
Change in open security transactions                     43             6
Purchases of office properties and equipment            (52)          (72)
Sales of office properties and equipment                  4             8
Acquisitions, net of cash acquired                     (203)         (202)
Proceeds from sale of subsidiaries                      358           201
Other                                                     9           (40)
                                                     ------        ------
    Net Cash Provided by Continuing Operations          192         1,048
    Net Cash Used by Discontinued Operations           (591)         (440)
                                                     ------        ------
    Net Cash Provided (Used) by
      Investing Activities                             (399)          608
                                                     ------        ------

FINANCING ACTIVITIES
Dividends paid on common and preferred stock           (185)         (180)
Proceeds from issuance of debt                          637           498
Repayment of debt and capital securities               (196)         (372)
Repurchase of common shares                            (588)         (512)
Stock options exercised and other                       (44)           50
                                                     ------        ------
     Net Cash Used by Continuing Operations            (376)         (516)
     Net Cash Provided by Discontinued Operations       343           315
                                                     ------        ------
     Net Cash Used by Financing Activities              (33)         (201)
                                                     ------        ------
Effect of exchange rate changes on cash                  (1)            -
                                                     ------        ------
      Increase (decrease) in cash                       116           (55)
      Cash at beginning of period                        52           105
                                                     ------        ------
      Cash at end of period                           $ 168           $50
                                                     ======        ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                          September 30, 2001

Note 1 - Basis of Presentation
------------------------------

The financial statements include The St. Paul Companies, Inc. and its subsidiaries ("The St. Paul" or "the company"), and have been prepared in conformity with generally accepted accounting principles ("GAAP").

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

On September 28, 2001, our subsidiary, St. Paul Fire and Marine Insurance Company, closed on the sale of its subsidiary, Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc, a London-based international financial services company.
F&G Life's results of operations have been reclassified to discontinued operations for all periods presented in this report. On our consolidated balance sheet as of Dec. 31, 2000, F&G Life's net assets were included in "Other Assets," classified as net assets of discontinued operations. See Note 13 on page 22 of this report for further information on the sale of F&G Life.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities.
This statement requires all derivatives to be recorded at fair value on the balance sheet and establishes new accounting rules for hedging. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133," which amended SFAS No. 133 to make it effective for all quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FASB No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as an additional amendment to SFAS No. 133, to address a limited number of issues causing implementation difficulties. Effective Jan. 1, 2001, we adopted the provisions of SFAS No. 133, as amended. See Note 12 on page 21 and Note 7 on page 15 of this report for further information regarding the impact of the adoption on our financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 2 - Earnings Per Share
---------------------------

The following table provides the calculation of our earnings
(loss) per common share for the three months and nine months ended September 30, 2001 and 2000.

                                      Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                      ------------------   -----------------
                                          2001      2000      2001      2000
                                        ------    ------    ------    ------
                                        (In millions, except per share data)

EARNINGS
Basic:
Net income (loss), as reported           $(659)     $231     $(352)     $800
Dividends on preferred stock,
  net of taxes                              (2)       (2)       (6)       (6)
Premium on preferred shares redeemed        (1)       (3)       (6)       (9)
                                        ------    ------    ------    ------
   Net income (loss) available
     to common shareholders              $(662)     $226     $(364)     $785
                                        ======    ======    ======    ======

Diluted:
Net income (loss) available
  to common shareholders                 $(662)     $226     $(364)     $785
Effect of dilutive securities:
  Convertible preferred stock                -         2         -         5
  Zero coupon convertible notes              -         1         -         5
  Convertible monthly income
    preferred securities                     -         1         -         2
                                        ------    ------    ------    ------
   Net income (loss) available to
     common shareholders, as adjusted    $(662)     $230     $(364)     $797
                                        ======    ======    ======    ======

COMMON SHARES
Basic:
  Weighted average common
    shares outstanding                     209       217       213       216
                                        ======    ======    ======    ======
Diluted:
  Weighted average common
    shares outstanding                     209       217       213       216
  Effect of dilutive securities:
    Stock options                            -         4         -         2
    Convertible preferred stock              -         6         -         7
    Zero coupon convertible notes            -         2         -         2
    Convertible monthly income
      preferred securities                   -         3         -         6
                                        ------    ------    ------    ------
           Total                           209       232       213       233
                                        ======    ======    ======    ======

EARNINGS (LOSS) PER SHARE
Basic                                   $(3.16)    $1.04    $(1.71)    $3.63
                                        ======    ======    ======    ======
Diluted                                 $(3.16)    $0.98    $(1.71)    $3.42
                                        ======    ======    ======    ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 2 - Earnings Per Share (continued)
--------------------------------------

Diluted EPS is the same as Basic EPS for both periods of 2001 because Diluted EPS calculated in accordance with Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share," for The St. Paul's loss from continuing operations, results in a lesser loss per share than the Basic EPS calculation does. The provisions of SFAS No. 128 prohibit this "anti-dilution" of earnings per share, and require that the larger Basic loss per share also be reported as the Diluted loss per share amount.

Note 3 - September 11th Terrorist Attack
----------------------------------------

On September 11, 2001 a terrorist attack was made on the two World Trade Center towers in New York, NY, the Pentagon in Washington D.C. and on a passenger jet airplane that subsequently crashed in Pennsylvania. This attack resulted in unprecedented losses for the property-liability insurance industry. Our estimated gross pretax losses and loss adjustment expenses incurred as a result of the terrorist attack totaled $2.16 billion. The estimated net pretax operating loss of $866 million from that event includes an estimated benefit of $1.2 billion from cessions made under various reinsurance agreements, a $40 million provision for uncollectible reinsurance, a net $44 million benefit from additional and reinstated insurance and reinsurance premiums, and a $90 million reduction in contingent commission expenses in our Reinsurance segment. The estimated net pretax operating loss of $866 million represented an increase over the estimated operating loss of $700 million we announced on September 19, 2001, primarily due to our intention, which we announced on October 23, 2001, to not cede losses from the attack to our corporate aggregate excess-of-loss reinsurance program. The after-tax operating loss of $606 million attributable to the attack included a write-off of $43 million in foreign tax credits.

Our estimated losses are based on a variety of actuarial techniques, coverage interpretation and claims estimation methodologies, and include an estimate of losses incurred but not reported, as well as estimated costs related to the settlement of claims.

Our estimate of losses is also based on our belief that property-liability insurance losses from the terrorist attack will total between $30 billion and $35 billion for the insurance industry. Our estimate of industry losses is subject to significant uncertainties and may change over time as additional information becomes available. A material increase in our estimate of industry losses would likely cause us to make a corresponding material increase to our provision for losses related to the attack.

The estimated net pretax operating loss of $866 million was distributed among our property-liability business segments as follows:



                                               Net Pretax
             (In millions)                 Operating Loss
              -----------                  --------------

             International                           $164
             Commercial Lines Group                   147
             Other Specialty                           49
             Global Health Care                         6
             Global Surety                              -
                                                   ------
                Total Primary Insurance               366
             Reinsurance                              500
                                                   ------
                Total Property-
                 Liability Insurance                 $866
                                                   ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 4 - Investments
--------------------

Investment Activity. The following is a summary of our investment purchases, sales and maturities for continuing operations.

                                   Nine Months Ended September 30
                                   ------------------------------
                                            2001             2000
                                        --------         --------
                                              (In millions)
Purchases:
  Fixed maturities                        $2,754           $1,918
  Equities                                 1,279            1,662
  Real estate and mortgage loans              51                5
  Venture capital                            235              372
  Other investments                           15               13
                                         -------          -------
    Total purchases                        4,334            3,970
                                         -------          -------

Proceeds from sales and maturities:
  Fixed maturities                         3,057            2,352
  Equities                                 1,274            1,666
  Real estate and mortgage loans              94              209
  Venture capital                             13              613
  Other investments                          161               14
                                         -------          -------
    Total sales and maturities             4,599            4,854
                                         -------          -------
    Net sales                              $(265)           $(884)
                                         =======          =======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 4 - Investments (continued)
-------------------------------

Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:
                                                         Restated
                              Nine Months Ended    Twelve Months Ended
                             September  30, 2001    December 31, 2000
                             -------------------   --------------------
                                            (In millions)

Fixed maturities                         $   342                   $425
Equities                                    (357)                  (199)
Venture capital                             (298)                   (61)
Securities lending collateral                 18                     43
Other                                        (52)                    47
                                        --------               --------
  Total change in pretax unrealized
   appreciation on continuing operations    (347)                   255
  Change in deferred taxes on
   continuing operations                     152                    (92)
                                        --------               --------
  Total change in unrealized
    appreciation on continuing
    operations, net of taxes              $ (195)                  $163

  Change in pretax unrealized
   appreciation on
   discontinued operations                     -                     52
  Change in deferred taxes on
   discontinued operations                     -                    (18)
                                        --------               --------
  Total change in pretax
   appreciation on discontinued
   operations, net of taxes                    -                     34
                                        --------               --------
  Total change in unrealized
   appreciation, net of taxes              $(195)                  $197
                                        ========               ========

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 5 - Income Taxes
---------------------

The components of income tax expense (benefit) on income (loss) from continuing operations were as follows :


                             Three Months Ended     Nine Months Ended
                                September 30          September 30
                             ------------------     -----------------
                                 2001      2000        2001      2000
                               ------    ------      ------    ------
                                            (In millions)

  Federal current tax
   expense (benefit)           $  (71)     $ 48       $ (96)   $  177
  Federal deferred tax
   expense (benefit)             (152)       44          (3)      161
                               ------    ------      ------    ------
   Total federal income
    tax expense (benefit)        (223)       92         (99)      338
   Foreign income tax
    expense (benefit)             (62)        -         (64)        1
   State income tax expense         3         5           7        13
                               ------    ------      ------    ------
     Total income tax
      expense (benefit)        $ (282)     $ 97       $(156)     $352
                               ======    ======      ======    ======


Note 6 - Contingent Liabilities
-------------------------------

On Sept. 28, 2001, we closed on the sale of F&G Life (see Note
13). Under the terms of the agreement, we received Old Mutual plc common shares valued at $300 million, which we are required to hold for one year following the closing. The proceeds from the sale of F&G Life are subject to possible adjustment based on the movement of the market price of Old Mutual's stock at the end of the one-year period. If the market value of the Old Mutual stock exceeds $330 million at the end of the one-year period, we are required to remit to Old Mutual either cash or Old Mutual shares in the amount representing the excess over $330 million. If the market value of the Old Mutual shares is less than $300 million at the end of the one-year period, we will receive either cash or Old Mutual shares in the amount representing the deficit below $300 million, up to $40 million.

In the ordinary course of conducting business, we and some of our subsidiaries have been named as defendants in numerous lawsuits, some of which have been brought on behalf of various alleged classes of complainants. Some of these lawsuits attempt to establish liability under insurance contracts issued or allegedly issued by our underwriting operations and seek damages of unspecified amounts. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of our operations in certain ways. Although it is possible that the settlement of a contingency may be material to our results of operations and liquidity in the period in which the settlement occurs, we believe that the total amounts that we and our subsidiaries will ultimately have to pay in all of these lawsuits will have no material effect on our overall financial position.

In some cases, plaintiffs seek to establish coverage for their liability under environmental protection laws. See
"Environmental and Asbestos Claims" in Management's Discussion and Analysis for information on these claims.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

Note 7 - Debt
-------------

Debt consists of the following:

                                 September 30,       December 31,
                                      2001               2000
                                 ------------        -----------
                                 Book    Fair       Book    Fair
                                Value   Value      Value   Value
                                -----   -----      -----   -----
                                          (In millions)

  Medium-term notes             $ 591   $ 616      $ 617   $ 619
  Commercial paper                575     575        138     138
  7-7/8% senior notes             249     273        249     261
  8-1/8% senior notes             249     281        249     267
  Short-term borrowings           173     173          -       -
  Zero coupon convertible notes   102     121         98      95
  7-1/8% senior notes              80      85         80      82
  Variable rate borrowings         64      64         64      64
  Real estate debt                 30      31          2       2
  8-3/8% senior notes               -       -        150     151
                                -----   -----      -----   -----
     Total debt obligations     2,113   2,219     $1,647  $1,679
     Fair value of interest                        =====   =====
      rate swap agreements         32      32
                                -----   -----
     Total debt reported
      on balance sheet         $2,145  $2,251
                                =====   =====

In June 2001, our $150 million, 8-3/8% senior notes matured. The repayment of these notes was funded through a combination of internally-generated funds and the issuance of commercial paper. In the third quarter of 2001, our asset management subsidiary, The John Nuveen Company, issued $173 million of short-term debt to finance a portion of its acquisition of Symphony Asset Management LLC, an institutional money management firm.

At September 30, 2001, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps totaled $230 million, and their aggregate fair value at September 30, 2001 was an asset of $32 million. Prior to our adoption of SFAS No. 133, as amended, on Jan. 1, 2001, the fair value of these swap agreements was not recorded on our balance sheet. Upon adoption, we reflected the fair value of these swap agreements as an increase to other assets and a corresponding increase to debt on our balance sheet.


Note 8 - Segment Information
----------------------------

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 8 - Segment Information (continued)
---------------------------------------

As discussed in Note 13 on page 22 of this report, on September 28, 2001, we closed on the sale of F&G Life, which comprised our life insurance segment. As a result, F&G Life's results of operations were included in discontinued operations on our statements of operations included in this report for all periods.

The reportable underwriting business segments in our property-liability operation are reported separately because they offer insurance products to unique customer classes and utilize different underwriting criteria and marketing strategies. For example, the Commercial Lines Group provides "commodity-type" insurance products to the small and medium-sized commercial markets. By contrast, each of our Specialty segments (Global Surety, Global Health Care and Other Specialty) market specialized insurance products and services tailored to meet the individual needs of specific customer groups, such as doctors, lawyers, officers and directors, as well as technology firms and government entities. Customers in the Specialty segments generally require specialized underwriting expertise, risk control and claim settlement services.

The tabular information that follows provides revenue and income data from continuing operations for each of our business segments for the three months and nine months ended September 30, 2001 and 2000. In the first quarter of 2001, we reclassified certain business that had previously been included in the Other Specialty segment to the International segment to more accurately reflect the manner in which this business is managed. Data for 2000 in the tables have been reclassified to be consistent with the 2001 presentation.

                             Three Months Ended       Nine Months Ended
                                September 30           September 30
                             ------------------       -----------------
                                 2001      2000         2001       2000
                               ------    ------       ------     ------
                                              (In millions)
REVENUES
Property-liability insurance:
 Commercial Lines Group          $418      $394       $1,276     $1,173
 Global Surety                    107        96          320        316
 Global Health Care               221       139          584        451
 Other Specialty                  456       304        1,317        965
 International                    183       103          610        350
                               ------    ------       ------     ------
   Total primary
     insurance operations       1,385     1,036        4,107      3,255
 Reinsurance                      475       289        1,124        847
                               ------    ------       ------     ------

   Total property-liability
    premiums earned             1,860     1,325        5,231      4,102
                               ------    ------       ------     ------
 Investment operations:
  Net investment income           285       312          910        943
  Realized investment
    gains (losses)                (77)      104          (20)       542
                               ------    ------       ------     ------

   Total investment
     operations                   208       416          890      1,485
 Other                             63        19          123         80
                               ------    ------       ------     ------

   Total property-
    liability insurance         2,131     1,760        6,244      5,667
                               ------    ------       ------     ------
Asset management                   99        92          273        280
                               ------    ------       ------     ------
   Total reportable
     segments                   2,230     1,852        6,517      5,947
Parent company, other
  operations and
  consolidating eliminations        -         9           38         24
                               ------    ------       ------     ------
   Total revenues              $2,230    $1,861       $6,555     $5,971
                               ======    ======       ======     ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 8 - Segment Information (continued)
---------------------------------------

                             Three Months Ended       Nine Months Ended
                                September 30            September 30
                             ------------------       -----------------
                                 2001      2000         2001       2000
                               ------    ------       ------     ------
                                             (In millions)
INCOME (LOSS) BEFORE
 INCOME TAXES
Property-liability insurance:
 Commercial Lines Group         $(165)     $ 15         $(56)      $ 48
 Global Surety                      3        (2)          35         29
 Global Health Care               (70)      (70)        (324)      (135)
 Other Specialty                  (69)       14          (18)        (3)
 International                   (260)       (8)        (349)       (79)
                               ------    ------       ------     ------
   Total primary
     insurance operations        (561)      (51)        (712)      (140)
 Reinsurance                     (510)        4         (559)       (74)
                               ------    ------       ------     ------
   Total GAAP
     underwriting result       (1,071)      (47)      (1,271)      (214)
                               ------    ------       ------     ------

 Investment operations:
  Net investment income           285       312          910        943
  Realized investment
   gains (losses)                 (77)      104          (20)       542
                               ------    ------       ------     ------
   Total investment
     operations                   208       416          890      1,485
 Other                             (7)      (24)         (52)       (88)
                               ------    ------       ------     ------
   Total property-
    liability insurance          (870)      345         (433)     1,183
                               ------    ------       ------     ------
Asset management:
 Pretax income before
   minority interest               47        43          137        130
 Minority interest                (11)      (10)         (32)       (30)
                               ------    ------       ------     ------
   Total asset management          36        33          105        100
                               ------    ------       ------     ------
   Total reportable
     segments                    (834)      378         (328)     1,283
Parent company, other
  operations and
   consolidating eliminations     (43)      (62)        (118)      (146)
                               ------    ------       ------     ------
   Total income (loss)
     before income taxes        $(877)     $316        $(446)    $1,137
                               ======    ======       ======     ======

See Note 15 for a discussion of our comprehensive strategic and financial review of all of our business segments. It is likely that the strategic review will result in a change to our segment reporting structure.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, C1ontinued

Note 9 - Reinsurance
--------------------

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

As a result of the losses incurred in the September 11 terrorist attack, we have ceded $1.2 billion in losses under various reinsurance agreements, and have recognized a $40 million provision for uncollectible reinsurance. We have determined that 95 percent of our total reinsurance recoverables are from companies with ratings of A- or better or from state-sponsored reinsurance programs or collateralized reinsurance programs.

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

Under terms of the reinsurance treaties, we transfer, or "cede," insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. In the nine months ended September 30, 2001, we did not cede any losses under the corporate program; but we ceded $9 million and $7 million of written and earned premiums, respectively, representing the initial premium paid to our reinsurer. Our estimate of our net losses related to the September 11 attack was determined based on our intention to not cede losses attributable to the attack to our corporate treaty. Under the separate Reinsurance segment treaty, we ceded $118 and $120 million of written and earned premiums, respectively, and $273 million of insurance losses and loss adjustment expenses, for a net benefit of $153 million, in the first nine months of 2001.

It is our intention to commute all or a portion of the 2001 corporate treaty in the fourth quarter of 2001. Also included in the comprehensive strategic review, as discussed in Note 15, is an evaluation of the use of corporate aggregate excess-of-loss reinsurance treaties.

In the nine months ended September 30, 2000 our income from continuing operations benefited from cessions made under the corporate program, and cessions made under the separate treaty exclusive to our Reinsurance segment. Under the corporate program, we ceded written and earned premiums of $263 million, and insurance losses and loss adjustment expenses of $449 million, resulting in a net benefit of $186 million to our pretax income from continuing operations. Under the separate Reinsurance segment treaty, we ceded written and earned premiums of $64 million, and insurance losses and loss adjustment expenses of $128 million, resulting in a net pretax benefit of $64 million in the nine months ended September 30, 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued

Note 9 - Reinsurance (continued)
-------------------------------

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses
(including the effect of the September 11 attack) are as follows:

                                 Three Months           Nine Months
                                Ended Sept. 30         Ended Sept. 30
                                ---------------        --------------
(In millions)                     2001     2000         2001     2000
 -----------                     -----    -----        -----    -----

Written premiums:
   Direct                       $1,798   $1,578       $5,016   $3,987
   Assumed                         755      453        2,103    1,569
   Ceded                          (526)    (539)      (1,393)  (1,173)
                                 -----    -----        -----    -----
   Net premiums written          2,027    1,492        5,726    4,383
                                 =====    =====        =====    =====
Earned premiums:
   Direct                        1,659    1,307        4,687    3,755
   Assumed                         738      523        1,976    1,441
   Ceded                          (537)    (505)      (1,432)  (1,094)
                                 -----    -----        -----    -----
   Total premiums earned         1,860    1,325        5,231    4,102
                                 =====    =====        =====    =====
Insurance losses and loss
adjustment expenses:
   Direct                        2,171    1,059        4,597    2,894
   Assumed                       1,941      212        2,938    1,248
   Ceded                        (1,657)    (458)      (2,551)  (1,275)
                                 -----    -----        -----    -----
   Total net insurance
     losses and loss
     adjustment expenses        $2,455     $813       $4,984   $2,867
                                 =====    =====        =====    =====

Note 10 - Restructuring Charges
-------------------------------

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 10 - Restructuring Charges (continued)
------------------------------------------

In connection with our merger with USF&G, in the second quarter of 1998 we recorded a pretax charge to net income of $292 million, primarily consisting of severance and other employee-related costs related to the anticipated termination of approximately 2,000 positions, facilities exit costs, asset impairments and transaction costs.

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

The following presents a rollforward of activity related to these commitments:


                  Original      Reserve                             Reserve
   (In millions)   Pre-tax   at Dec. 31,                        at Sept. 30,
    -----------     Charge         2000   Payments  Adjustment         2001
                  --------   ----------   --------  ----------  -----------
   Lease
   commitments
   previously
   charged to
   earnings:           $75          $43        $(9)        $(1)         $33
                       ===          ===        ===         ===          ===


Note 11 -  Acquisitions
-----------------------

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

In April 2000, we closed on our acquisition of MMI Companies, Inc. ("MMI"), a Deerfield, Illinois-based provider of medical services-related insurance products and consulting services. The transaction was accounted for as a purchase, with a total purchase price of approximately $206 million, in addition to the assumption of $165 million in capital securities and debt. The final purchase price adjustments resulted in an excess of purchase price over net tangible assets acquired of approximately $85 million, which we expect to amortize over approximately 15 years. MMI's results of operations from the date of purchase are included in our consolidated results.

In connection with the MMI purchase, we established a reserve of $28 million, including $4 million in employee-related costs and $24 million in occupancy-related costs. The employee-related costs represent severance and related benefits such as outplacement counseling to be paid to, or incurred on behalf of, terminated employees. We estimated that approximately 130 employee positions would be eliminated, at all levels throughout MMI. Through September 30, 2001, 119 employees had been terminated, with payments totaling $4 million. Our remaining obligations for employee-related costs at MMI are expected to be less than $1 million.

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


Note 11 - Acquisitions (continued)
---------------------------------

The following presents a rollforward of activity related to these accruals:

 (In millions)
  -----------    Original      Reserve                           Reserve
   Charges to     Pre-tax   at Dec. 31,                       at Sept 30,
   earnings:       Charge         2000  Payments  Adjustment        2001
  ----------     --------   ----------  --------  ----------  ----------
   Employee-
    related           $ 4          $ 1       $(1)        $ -         $ -
   Occupancy-
    related            24           23        (8)         (7)          8
                    -----        -----     -----       -----       -----
        Total         $28          $24       $(9)        $(7)         $8
                    =====        =====     =====       =====       =====

During the first quarter of 2001, we entered into a lease buyout related to a portion of the space, resulting in a cash payment of $5 million. We also reduced the reserve by $8 million, primarily representing additional lease payments we were no longer obligated to make related to the buyout. This adjustment was offset by a $1 million adjustment in the 3rd quarter related to sublease recoveries.

During the latter part of 2000, we experienced severe prior year loss development on the reserves acquired from MMI, primarily related to its major accounts business. This was consistent with the adverse prior year development experienced on the remainder of our Global Health Care major accounts business. The major accounts business serves large health care entities, which have recently suffered from increasingly significant amounts awarded in jury verdicts. As a result of this overall deterioration, we performed a comprehensive review of our entire Global Health Care segment. Based on the results of this review, completed during the second quarter of 2001, and specific actions identified to restore this segment to future profitability, as well as our evaluation of the ongoing strategic value of the Unionamerica entity, MMI's United Kingdom - based subsidiary, we determined that the excess of purchase price over net tangible assets acquired we recorded as part of the MMI purchase had not been impaired.

In October 2001, following the change in executive management discussed in Note 15, as well as an ongoing assessment of the severity of Global Health Care claims, this business has become the subject of further strategic review. That review, expected to be completed in the fourth quarter of 2001, may impact our analysis of the recoverability of the MMI goodwill.

Note 12 -  Adoption of Accounting Pronouncement
-----------------------------------------------

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

Fair Value Hedges: We have several pay-floating, receive-fixed interest rate swaps that are designated as fair value hedges of selected portions of our fixed rate debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The transitional impact of adopting SFAS No. 133 for the fair value of the hedges was $15 million, which is recorded in "Other Assets" on the balance sheet with an equivalent liability recorded in debt. The related income statement impacts are offsetting; as a result, there was no transitional income statement impact of adopting SFAS No. 133 for fair value hedges. The impact related to the nine months ended September 30, 2001 movement in interest rates was a $17 million increase in the fair value of the swaps and the related debt on the balance sheet, with the income statement impacts again offsetting.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 12 -  Adoption of Accounting Pronouncement (continued)
----------------------------------------------------------

Cash Flow Hedges: We have purchased foreign currency forward contracts that are designated as cash flow hedges. They are utilized to minimize our exposure to fluctuations in foreign currency values that result from forecasted foreign currency payments, as well as from foreign currency payables and receivables. The transitional impact of adopting SFAS No. 133 for cash flow hedges was a gain of less than $200,000, which was included in "Other Comprehensive Income." In the nine months ended September 30, 2001, we recognized a $6.6 million loss on the cash flow hedges, which is also included in "Other Comprehensive Income." The amounts included in other comprehensive income will be reclassified into earnings concurrent with the timing of the hedged cash flows, which is not expected to occur within the next twelve months. In the nine months ended September 30, 2001 we recognized a loss in the income statement of less than $1.1 million representing the portions of the forward contracts deemed ineffective.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios, including our investment in Old Mutual common stock. There was no transition adjustment related to the adoption of SFAS No. 133, and we recorded less than $2 million of operating and administrative expense in the nine months ended September 30, 2001 relating to the change in the market value of these derivatives during the period.

Note 13 -  Discontinued Operations
----------------------------------

Life Insurance Segment
----------------------
On September 28, 2001, our subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine"), closed on the sale of its life insurance company, Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million in shares of Old Mutual stock. In accordance with the sale agreement, the sale proceeds were reduced by $11.7 million, on a pretax basis, related to a decrease in the market value of certain securities within F&G Life's investment portfolio between March 31, 2001 and the closing date.

Pursuant to the sale agreement, we are required to hold the Old Mutual stock received for one year after the closing of the transaction. The consideration received is subject to possible additional adjustment based on the market price of Old Mutual's stock at the end of that one-year period, as described in greater detail in Note 6.

When the sale was announced in April 2001, we expected to realize a modest gain on the sale of F&G Life, when proceeds were combined with F&G Life's operating results through the disposal date. However, a decline in the market value of certain of F&G Life's investments since April, coupled with a change in our estimate of tax expense related to the sale, resulted in an after-tax loss of $74 million on the sale proceeds. That loss is combined with F&G Life's results of operations for a year-to-date after-tax loss of $55 million and is included in the reported loss from discontinued operations for the three months and nine months ended September 30, 2001.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 13 -  Discontinued Operations (continued)
---------------------------------------------

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

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. As of September 30, 2001, our preliminary analysis indicated that neither a deficiency nor a redundancy existed in the pre-sale reserves, and we have not recorded a liability or receivable related to those reserves.
Any losses incurred by us under these agreements will be reflected in discontinued operations in the period they are incurred. For the first nine months of 2001, we recorded a pretax loss of $7 million in discontinued operations, related to pre-sale non-Economy claims. We have no other contingent liabilities related to the sale.

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


Note 14 - Statutory Accounting Practices
----------------------------------------

The National Association of Insurance Commissioners has published revised statutory accounting practices in connection with its codification project which became effective, and which we adopted, as of Jan. 1, 2001. The cumulative effect to our property-liability insurance operations of the adoption of these practices was to increase statutory surplus by $314 million.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements, Continued


Note 15 - Subsequent Event - Executive Management and Expected
Strategic Initiatives
--------------------------------------------------------------

On October 11, 2001, our Board of Directors appointed Jay S.
Fishman as Chairman, President and Chief Executive Officer of
The St. Paul. Mr. Fishman has initiated a comprehensive strategic and financial review of all of our business segments, as well as our use of aggregate excess-of-loss reinsurance treaties. It is likely that the review will result in our announcement of significant strategic initiatives during the fourth quarter of this year, including potential strategic initiatives affecting our Global Health Care, International and Reinsurance segments. These segments, which accounted for 35% of our consolidated revenues in the first nine months of 2001 and 28% of our consolidated revenues in 2000, have produced losses and/or have increased the volatility of our earnings profile in recent times.
The strategic initiatives are likely to result in material restructuring or related charges in the fourth quarter of 2001, but are expected to result in an emphasis on businesses that have the potential to more consistently produce acceptable returns.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

 Management's Discussion and Analysis of Financial Condition and
                      Results of Operations
                       September 30, 2001


              Forward-looking Statement Disclosure
              ------------------------------------

This discussion contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases and possible actions by competitors; general economic conditions including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; worse than anticipated loss development from business written in prior years; changes in our estimate of insurance industry losses resulting from the September 11, 2001 terrorist attack; the potential impact of the global war on terrorism and Federal solutions to make available insurance coverage for acts of terrorism; judicial decisions and rulings; and various other matters. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                      Consolidated Results
                      --------------------

The following table summarizes The St. Paul's results for the third quarter and first nine months of 2001 and 2000.

                                         Three Months         Nine Months
                                      Ended September 30   Ended September 30
                                      ------------------   ------------------
(In millions, except per share data)      2001      2000       2001     2000
 ----------------------------------     ------    ------     ------    -----

 Pretax income (loss):
   Property-liability insurance:
    GAAP underwriting result           $(1,071)    $ (47)   $(1,271)   $(214)
    Net investment income                  285       312        910      943
    Realized investment gains (losses)     (77)      104        (20)     542
    Other                                   (7)      (24)       (52)     (88)
                                         -----     -----      -----    -----
      Total property-
        liability insurane                (870)      345       (433)   1,183
   Asset management                         36        33        105      100
   Parent and other                        (43)      (62)      (118)    (146)
                                         -----     -----      -----    -----
      Pretax income (loss) from
        continuing operations             (877)      316       (446)   1,137
   Income tax expense (benefit)           (282)       97       (156)     352
                                         -----     -----      -----    -----
      Income (loss) from
        continuing operations             (595)      219       (290)     785
   Discontinued operations,
     net of taxes                          (64)       12        (62)      15
                                         -----     -----      -----    -----
      Net income (loss)                  $(659)     $231      $(352)    $800
                                         =====     =====      =====    =====

  Diluted net income (loss)
    per share                           ($3.16)    $0.98     ($1.71)   $3.42
                                         =====     =====      =====    =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

                Consolidated Results (continued)

Our pretax loss from continuing operations of $877 million in the third quarter of 2001 was primarily driven by significant losses incurred in our property-liability insurance operations as a result of the terrorist attack in the United States on September 11, 2001. Our currently estimated net pretax operating loss from that event is $866 million. On an after-tax basis, including the write-off of $43 million in foreign tax credits, estimated net operating losses from the terrorist attack totaled $606 million, or $2.90 per common share for the third quarter. The impact of the terrorist attack on our results is discussed in further detail in the following section of this report. In addition to the terrorist attack, our property-liability results in the third quarter and first nine months of 2001 were adversely impacted by poor underwriting results in our Global Health Care, International and Reinsurance business segments and significant net realized investment losses.

September 11, 2001 Terrorist Attack
-----------------------------------
Our estimated gross pretax losses and loss adjustment expenses incurred as a result of the terrorist attack totaled $2.16 billion. The estimated net pretax operating loss of $866 million includes an estimated benefit of $1.20 billion from cessions made under various reinsurance agreements, a $40 million provision for uncollectible reinsurance, a net $44 million benefit from additional and reinstated insurance and reinsurance premiums, and a $90 million reduction in contingent commission expenses in our Reinsurance segment. The estimated net pretax operating loss of $866 million represented an increase over the estimated operating loss of $700 million we announced on September 19, 2001, primarily due to our intention, announced on October 23, 2001, to not cede losses from the attack to our corporate aggregate excess-of-loss reinsurance program.

We have determined that 95% of our total reinsurance recoverables are from companies with ratings of A- or better or from state-sponsored reinsurance programs or collateralized reinsurance programs.

Our estimated losses are based on a variety of actuarial techniques, coverage interpretation and claims estimation methodologies, and include an estimate of losses incurred but not reported, as well as estimated costs related to the settlement of claims.

Our estimate of losses is also based on our belief that property-liability insurance losses from the terrorist attack will total between $30 billion and $35 billion for the insurance industry. Our estimate of industry losses is subject to significant uncertainties and may change over time as additional information becomes available. A material increase in our estimate of industry losses would likely cause us to make a corresponding material increase to our provision for losses related to the attack.

As a result of the terrorist attack on September 11, certain of the major independent rating organizations revised their financial ratings of a number of companies in the insurance industry. Our financial ratings were revised as follows:
Standard & Poor's Ratings Group placed us on CreditWatch Negative; Moody's Investor Services, Inc. announced that our ratings were under review for a possible downgrade; and A. M. Best announced that our ratings were under review with developing implications.

The impact of the estimated net pretax operating loss of $866 million in the third quarter was distributed among our property-liability business segments as follows:

                                               Net Pretax
                                         GAAP   Operating          GAAP
                                 Underwriting   Loss from  Underwriting
  (Dollars in millions)               Loss as   Terrorist       Loss as
   -------------------               Reported      Attack      Adjusted
                                     --------   ---------  ------------

   International                      $  (260)      $(164)       $  (96)
   Commercial Lines Group                (165)       (147)          (18)
   Other Specialty                        (69)        (49)          (20)
   Global Health Care                     (70)         (6)          (64)
   Global Surety                            3           -             3
                                        -----       -----         -----
      Total Primary Insurance            (561)       (366)         (195)
   Reinsurance                           (510)       (500)          (10)
                                        -----       -----         -----
      Total Property-
        Liability Insurance           $(1,071)      $(866)        $(205)
                                        =====       =====         =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                Consolidated Results (continued)
                -------------------------------

Estimated losses in our International segment were centered in our operations at Lloyd's, where we are a participant in an aviation syndicate that provided property coverage on the four planes involved in the terrorist attack. Our International losses also included losses resulting from our participation in the insuring of the Lloyd's Central Fund, which would be utilized if an individual member of Lloyd's is unable to pay its share of a syndicate's losses. In the Commercial Lines Group segment, losses were centered in our small and middle market operations, as well as our Catastrophe Risk business center. In the Other Specialty segment, the Financial and Professional Services and Technology business centers accounted for the majority of losses associated with the terrorist attack.

Sale of F&G Life Insurance Company
----------------------------------
On September 28, 2001, The St. Paul's subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine") completed the sale of Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc, a London-based international financial
services company.   Under terms of the agreement, Fire and Marine
received $335 million in cash and 190,356,631 ordinary shares of Old Mutual valued at $300 million based on the average closing price of Old Mutual shares on the London Stock Exchange for the ten consecutive trading days prior to September 27, 2001. Pursuant to the purchase agreement, Fire and Marine must hold the Old Mutual shares received for one year after the closing of the transaction. The consideration is subject to possible adjustment based on the market price of Old Mutual's shares at the end of that one-year period. When the sale agreement with Old Mutual was announced in April 2001, we expected to realize a modest pretax gain on the sale of F&G Life, when proceeds were combined with F&G Life's operating results through the disposal date. However, a decline in the market value of certain of F&G Life's investments since April, coupled with a change in our estimate of tax expense related to the sale, resulted in a net after-tax loss of $74 million on the sale proceeds. That loss is combined with F&G Life's results of operations for a year-to-date after-tax loss of $55 million and is included in the reported loss from discontinued operations for the three months and nine months ended September 30, 2001.

Discontinued Operations - Personal Insurance
--------------------------------------------
In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. As of Sept. 30, 2001, our preliminary analysis indicated that neither a deficiency nor a redundancy existed in the pre-sale reserves, and we have not recorded a liability or receivable related to those reserves. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are incurred. In the first nine months of 2001 and 2000, we recorded pretax losses of $7 million and $5 million, respectively, in discontinued operations related to these agreements.

Common Share Repurchases
------------------------
In the third quarter of 2001, we repurchased and retired 4.6 million of our common shares for a total cost of $200 million, bringing our year-to-date repurchase total to 13.0 million shares at a total cost of $589 million, or $45.36 per share. These repurchases were funded through a combination of internally-generated funds and the issuance of commercial paper. The shares repurchased in the first nine months of 2001 represented approximately 6% of our total shares outstanding at the beginning of the year.

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

Subsequent Event - Change in Executive Management and Expected Strategic Initiatives
--------------------------------------------------------------
On October 11, 2001, our Board of Directors appointed Jay S.
Fishman as Chairman, President and Chief Executive Officer of The
St. Paul. Mr. Fishman has initiated a comprehensive strategic and financial review of all of our business segments, as well as our use of corporate aggregate excess-of-loss reinsurance treaties. It is likely that the review will result in our announcement of significant strategic initiatives during the fourth quarter of this year, including potential strategic initiatives affecting our Global Health Care, International and Reinsurance segments. These segments, which accounted for 35% of our consolidated revenues in the first nine months of 2001 and 28% of our consolidated revenues in 2000, have produced losses and/or have increased the volatility of our earnings profile in recent times.
The strategic initiatives are likely to result in material restructuring or related charges in the fourth quarter of 2001, but are expected to result in an emphasis on businesses that have the potential to more consistently produce acceptable returns.
It is also likely that the strategic initiatives will result in a change in our segment reporting structure.

                  Property-Liability Insurance
                  ----------------------------

Overview
--------
Our consolidated reported written premiums totaled $2.03 billion in the third quarter of 2001, 36% higher than reported premium volume of $1.49 billion in the same period of 2000. Through the first nine months of 2001, our reported premium volume of $5.73 billion grew $1.35 billion, or 31%, over comparable reported 2000 written premiums of $4.38 billion. Several factors impacted the comparability of our 2001 and 2000 third quarter and year-to-date premium volume, as follows:

                                          Three Months        Nine Months
                                       Ended September 30  Ended September 30
                                       ------------------  ------------------
  (In millions)                            2001      2000      2001      2000
   -----------                           ------    ------    ------    ------

  Reported net written premiums          $2,027    $1,492    $5,726    $4,383
  Adjustments:
   Excess-of-loss reinsurance cessions       73       191       127       327
   Net reinstated and additional
    premiums                                (49)        -       (49)        -
   Incremental impact of MMI
    acquisition                               -         -       (97)        -
   Elimination of quarter-reporting lag       -         -         -       (40)
                                          -----     -----     -----     -----
       Net written premiums,
         as adjusted                     $2,051    $1,683    $5,707    $4,670
                                          =====     =====     =====     =====

       Percentage increase over 2000         22%                 22%
                                          =====               =====

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued

            Property-Liability Insurance (continued)
            ---------------------------------------

The aggregate excess-of-loss reinsurance cessions are described below. The net reinstated and additional premiums were concentrated in our Reinsurance segment and resulted from the
magnitude of losses associated with the terrorist attack.   We
acquired MMI Companies, Inc. ("MMI"), an international health care risk services company, in April 2000, which accounted for $97 million of incremental written premiums in the first nine months of 2001. In 2000, we eliminated the one-quarter reporting lag for our reinsurance operations based in the United Kingdom ("St. Paul Re - UK"), which added $40 million to our year-to-date premium volume in 2000. The adjusted third-quarter and year-to-date premium growth rates of 22% were primarily the result of significant price increases and strong renewal retention rates throughout nearly all of our business segments, as well as new business in several of those segments. Through the first nine months of 2001, the pricing environment throughout virtually all of the commercial and reinsurance markets in which we operate continued to be favorable. Price increases throughout our United States primary insurance operations averaged 16% in the first nine months of the year. We expect to achieve additional price increases in the final three months of 2001.

In both 2001 and 2000, we entered into separate aggregate excess-of-loss reinsurance treaties effective Jan. 1 of each year (the "corporate reinsurance program"). Coverage under the corporate reinsurance program can be triggered when our insurance losses and loss adjustment expenses spanning all segments of our business reach a certain level. In addition, our Reinsurance segment was party to separate aggregate excess-of-loss reinsurance treaties unrelated to the corporate reinsurance program in both years. All of these treaties are collectively referred to hereafter as the "reinsurance treaties."

Under terms of the reinsurance treaties, we transfer, or "cede," insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. The following table describes the combined impact of these cessions on our property-liability underwriting segments in 2001 and 2000. We do not intend to cede losses arising from the September 11, 2001 terrorist attack to the corporate reinsurance program. The written and earned premiums ceded in the three months and nine months ended September 30, 2001 represented the initial premium paid to our reinsurer. Our primary purpose in entering into the corporate reinsurance treaty was to reduce the volatility in our reported quarterly earnings over time. Because of the magnitude of losses associated with the terrorist attack, that purpose could not be fulfilled had the treaty been invoked to its full capacity in the third quarter. Accordingly, it is our intention to commute all or a portion of the 2001 corporate treaty in the fourth quarter. In addition, as part of the strategic review of our business operations, we are reviewing our use of aggregate excess-of-loss reinsurance treaties.

                                          Three Months        Nine Months
                                       Ended September 30  Ended September 30
                                       ------------------  ------------------
  (In millions)                            2001      2000      2001      2000
   -----------                           ------    ------    ------    ------
 Corporate program:
    Ceded written premiums                $   -      $183      $  9      $263

    Ceded earned premiums                     2       193         7       263
    Ceded losses and loss
      adjustment expenses                     -       338         -       449
                                         ------    ------    ------    ------
       Net pretax benefit (detriment)        (2)      145        (7)      186
                                         ------    ------    ------    ------

 Reinsurance segment treaty:
    Ceded written premiums                   73         8       118        64

    Ceded earned premiums                    77         8       120        64
    Ceded losses and loss
      adjustment expenses                   171         8       273       128
                                         ------    ------    ------    ------
       Net pretax benefit                    94         -       153        64
                                         ------    ------    ------    ------
 Combined total:
    Ceded written premiums                   73       191       127       327

    Ceded earned premiums                    79       201       127       327
    Ceded losses and loss
      adjustment expenses                   171       346       273       577
                                         ------    ------    ------    ------
       Net pretax benefit                  $ 92      $145      $146      $250
                                         ======    ======    ======    ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

The pretax benefit (detriment) of the reinsurance treaties was allocated to our business segments as follows:

                                        Three Months        Nine Months
                                     Ended September 30  Ended September 30
                                     ------------------  ------------------
  (In millions)                          2001      2000      2001      2000
   -----------                         ------    ------    ------    ------
  Commercial Lines Group                 $ (1)     $ (5)     $ (2)     $ (5)
  Global Health Care                        -        43        (1)       43
  Global Surety                             -         6         -         6
  Other Specialty                          (1)       40        (2)       40
  International                             -        57        (1)       70
                                        -----     -----     -----     -----
     Total Primary Insurance               (2)      141        (6)      154
  Reinsurance                              94         4       152        96
                                        -----     -----     -----     -----
     Total Property-
       Liability Insurance               $ 92      $145      $146      $250
                                        =====     =====     =====     =====

Our reported consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 132.0 in the third quarter of 2001, over 70 points worse than the reported third-quarter 2000 loss ratio of 61.3. The 2001 ratio included the impact of catastrophe losses incurred totaling $1.09 billion, of which $956 million resulted from the terrorist attack, and $50 million resulted from the explosion of a chemical manufacturing plant in Toulouse, France. Catastrophe losses totaled $17 million in the third quarter of 2000. Last year's reported third-quarter loss ratio included a $56 million benefit from a reduction in our estimate of ultimate losses on certain nontraditional reinsurance contracts. Excluding the impact of the reinsurance treaties and catastrophes in both years, as well as the reduction in reinsurance losses in 2000, the adjusted 2001 third-quarter loss ratio of 82.0 was 3.5 points worse than the adjusted third-quarter 2000 loss ratio of 78.5. The deterioration was centered in our Global Health Care, International and Reinsurance segments, as discussed in more detail in the following pages.

Our reported consolidated expense ratio, measuring underwriting expenses as a percentage of premiums written, was 25.6 for the third quarter of 2001, compared with a reported ratio of 39.0 for the same 2000 period. The 2000 third-quarter ratio included the impact of a $66 million increase in our estimate of contingent commission expense for certain nontraditional reinsurance business. Excluding that provision last year, and excluding the impact of the reinsurance treaties and catastrophe losses in both years, the adjusted third-quarter 2001 expense ratio was 29.7, compared with an adjusted third-quarter 2000 ratio of 30.6. The improvement over 2000 reflects the combined effect of significant premium growth and the efficiencies realized as a result of our expense reduction initiatives over the last two years.

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

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                 % of     Three Months        Nine Months
                                 2001  Ended September 30  Ended September 30
(Dollars in millions)         Written  ------------------  ------------------
 -------------------         Premiums      2001      2000      2001      2000
                             --------    ------    ------    ------    ------
 Commercial Lines Group:
   Written Premiums               24%      $465       457     1,400     1,252
   Underwriting Result                    $(165)       15       (56)       48
   Combined Ratio                         137.9      94.6     102.9      95.7

 Global Health Care:
   Written Premiums               10%      $259       179       583       419
   Underwriting Result                     $(70)      (70)     (324)     (135)
   Combined Ratio                         131.3     146.1     157.0     131.2

 Global Surety:
   Written Premiums                6%      $106       102       319       342
   Underwriting Result                       $3        (2)       35        29
   Combined Ratio                          99.0      98.5      89.6      88.2

 Other Specialty:
   Written Premiums               25%      $479       364     1,418     1,043
   Underwriting Result                     $(69)       14       (18)       (3)
   Combined Ratio                         115.7      92.0     101.3      98.9

 International:
   Written Premiums               12%      $195       114       717       426
   Underwriting Result                    $(260)       (8)     (349)      (79)
   Combined Ratio                ___      239.4      99.7     155.7     117.7
                                          -----     -----     -----     -----
    Total Primary Insurance:
      Written Premiums            77%    $1,504     1,216     4,437     3,482
      Underwriting Result                 $(561)      (51)     (712)     (140)
      Combined Ratio                      139.7     101.2     116.8     103.3
                                          -----     -----     -----     -----
 Reinsurance:
   Written Premiums               23%      $523       276     1,289       901
   Underwriting Result                    $(510)        4      (559)      (74)
   Combined Ratio                 ___     209.9     100.3     149.7     109.0
                                          -----     -----     -----     -----
    Total Property-Liability
     Insurance:
      Written Premiums           100%    $2,027     1,492     5,726     4,383
      GAAP Underwriting Result          $(1,071)      (47)   (1,271)     (214)

    Statutory Combined Ratio:
     Loss and Loss Expense Ratio          132.0      61.3      95.3      69.9
     Underwriting Expense Ratio            25.6      39.0      28.6      34.6
                                         ------    ------    ------    ------
      Combined Ratio                      157.6     100.3     123.9     104.5
                                         ======    ======    ======    ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Underwriting Results by Segment
-------------------------------

To provide a more meaningful analysis of the underlying performance of our business segments, the following discussion excludes the impact of the terrorist attack in 2001 and the reinsurance treaties in both 2001 and 2000. The impact of the terrorist attack on segment results was discussed on pages 26 and 27 of this report, and the impact of the reinsurance treaties on segment results was discussed on pages 29 and 30 of this report.

Commercial Lines Group
----------------------
The Commercial Lines Group ("CLG") segment includes our standard commercial, nonstandard commercial and catastrophe risk business centers, as well as the results of our limited involvement in insurance pools. The following table summarizes key financial data for this segment excluding the impact of the terrorist attack in 2001 and the reinsurance treaties in both years.

                                       Three Months Ended  Nine Months Ended
                                          September 30       September 30
                                       ------------------  -----------------
    (Dollars in millions)                  2001      2000     2001      2000
     -------------------                 ------    ------   ------    ------

     Net written premiums                  $492      $463   $1,430     1,258
       Percentage change from 2000            6%                14%

     GAAP underwriting profit (loss)       $(17)      $21      $92       $53

     Statutory combined ratio:
      Loss and loss adjustment
        expense ratio                      74.3      62.8     62.2      62.7
      Underwriting expense ratio           28.3      30.6     29.3      32.6
                                         ------     -----    -----     -----
          Combined ratio                  102.6      93.4     91.5      95.3
                                         ======     =====    =====     =====

Premium growth in the third quarter and first nine months of 2001 was driven by price increases, strong renewal retention rates and new business in our standard and nonstandard commercial operations. In the first nine months of the year, price increases averaged 13.0% in those operations, with third-quarter price increases averaging 14.6%. Premium growth in the standard and nonstandard operations in the third quarter was partially offset by a significant decline in catastrophe risk net written premiums due to an increase in premiums ceded for reinsurance.

The deterioration in the third-quarter loss ratio compared with the same 2000 period was primarily the result of adverse prior year loss development in our standard commercial insurance operations. The reported year-to-date loss ratio in 2001 benefited from a $100 million reduction in previously established reserves in the first quarter, which resulted from an actuarial analysis of reserves for certain business written prior to 1989. In 2000, the year-to-date loss ratio included the benefit of a $69 million reduction in previously established workers' compensation reserves. Excluding those reserve reductions in both years, the adjusted nine-month 2001 loss ratio of 69.8 was slightly worse than the adjusted 2000 ratio of 68.6. The significant improvement in the third-quarter and year-to-date expense ratios in 2001 reflected the combined impact of our expense reduction initiatives over the last several years and the significant growth in written premium volume.


Global Health Care
------------------
Our Global Health Care segment provides property-liability insurance throughout the entire health care delivery system. The following table summarizes key financial data for Global Health
Care excluding the impact of the terrorist attack in 2001 and the reinsurance treaties in both years.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30
                                       ------------------  -----------------
    (Dollars in millions)                  2001      2000     2001      2000
     -------------------                 ------    ------   ------    ------

     Net written premiums                  $263      $234     $588      $474
       Percentage change from 2000           12%                24%

     GAAP underwriting loss                $(64)    $(113)   $(317)    $(178)

     Statutory combined ratio:
       Loss and loss adjustment
         expense ratio                    106.2     135.2    131.8     110.1
       Underwriting expense ratio          21.8      21.2     23.6      26.0
                                         ------    ------   ------    ------
          Combined ratio                  128.0     156.4    155.4     136.1
                                         ======    ======   ======    ======

Premium growth in the third quarter and first nine months of 2001 was driven by significant price increases, which averaged 25.4% across this segment in the first nine months of the year. In addition, our acquisition of MMI in April 2000 accounted for approximately $48 million of incremental year-to-date premium volume in 2001. We have severely curtailed the amount of new business in the Global Health Care segment in 2001 due to an unfavorable pricing environment and unacceptable loss experience in many of the lines of business and geographical locations in which we offer our products. This has resulted in a significant decline in policy counts since the end of 2000. Of the 28 states in which we filed for approval for rate increases on July 2001 renewals for physicians and surgeons coverage, we received approval in 27 states, with price increases averaging 21%.

The improvement in the third-quarter loss ratio compared with the same 2000 period was due to a reduction in the level of adverse prior-year loss development. Through the first nine months of 2001, however, the loss ratio was significantly worse than in the same period of 2000, primarily due to a $107 million provision recorded in the second quarter of this year to strengthen loss reserves for the accident years 1997 through 1999. Our actuarial analysis indicated that the severity of losses incurred throughout our domestic operations, including, but not limited to, business acquired in the MMI transaction, had increased to a degree that warranted the recording of additional reserves for those accident years. Amounts awarded in jury verdicts in professional liability lawsuits have continued to increase sharply, resulting in an increase in our estimate of ultimate losses incurred and causing a severe negative impact on our results in 2001.

In addition, we have implemented a Health Care claims initiative in 2001 to accelerate the resolution of high-severity claims in order to minimize the impact of the increase in the cost of jury verdicts. This initiative accelerated paid losses into the current year that would have otherwise likely been included in future periods, and has contributed to the increase in severity which prompted the second-quarter reserve strengthening. Business written in accident years 2000 and 2001 has not exhibited the same deterioration experienced in the earlier accident years, indicating that the actions we have implemented in the last two years to significantly raise prices, exit unfavorable geographic locations, and restrict the terms and conditions of coverage offered have favorably impacted loss experience for those years. However, we will continue to consider the impact of the Health Care claims initiative on our actuarial analysis of loss reserves in this segment.

In the second quarter of 2001, we completed a comprehensive review of our entire Health Care segment. Based on the results of that review, as well as our evaluation of the strategic value of the Unionamerica entity (MMI's United Kingdom-based subsidiary), we determined that the excess purchase price over net tangible assets acquired that we recorded as part of the MMI acquisition had not been impaired. In October 2001, our new Chairman, President and Chief Executive Officer, Jay S. Fishman, commenced a comprehensive review of all of our business operations which is expected to be completed in the fourth quarter of 2001, at which time significant strategic initiatives, possibly affecting our Global Health Care segment, are expected to be announced. That review may impact our analysis of the recoverability of goodwill associated with the MMI acquisition.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Global Surety
-------------
Our Global Surety segment underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. The following table summarizes key financial data for this segment for the third quarter and first nine months of 2001 and 2000 excluding the impact of the reinsurance treaties in both years. (The Global Surety segment was not impacted by the terrorist attack in 2001).

                                       Three Months Ended  Nine Months Ended
                                           September 30      September 30
                                       ------------------  -----------------
    (Dollars in millions)                  2001      2000     2001      2000
     -------------------                 ------    ------   ------    ------

     Net written premiums                  $106      $113     $320      $353
       Percentage change from 2000           (6)%               (9)%

     GAAP underwriting profit (loss)         $3       $(8)     $35       $23

     Statutory combined ratio:
       Loss and loss adjustment
         expense ratio                     48.3      54.0     38.4      41.6
       Underwriting expense ratio          50.6      50.7     51.1      49.0
                                         ------    ------   ------    ------
          Combined ratio                   98.9     104.7     89.5      90.6
                                         ======    ======   ======    ======

The decline in written premium volume compared with 2000 reflects the impact of tightened underwriting standards implemented in 2001 in anticipation of an economic slowdown in both the United States and Mexico. The current economic slowdown could negatively impact the construction industry, and, in turn, our contract surety operations. The enhanced underwriting standards in effect over the last several quarters have reduced the risk profile of this segment's book of business. The improvement in Global Surety's year-to-date 2001 loss ratio over the same 2000 period was primarily due to favorable current-year loss experience. The increase in the expense ratio over 2000 was driven by higher reinsurance costs in the first nine months of 2001.


Other Specialty
---------------
The Other Specialty segment includes the following business centers: Construction, Technology, Ocean Marine, Financial & Professional Services, Public Sector Services, Excess & Surplus Lines and Oil & Gas. The following table summarizes results for this segment excluding the impact of the terrorist attack in 2001 and the reinsurance treaties in both years.

                                       Three Months Ended  Nine Months Ended
                                          September 30       September 30
                                       ------------------  -----------------
    (Dollars in millions)                  2001      2000     2001      2000
                                         ------    ------   ------    ------

     Net written premiums                  $488      $424    $1,429   $1,104
       Percentage change from 2000           15%                 29%

     GAAP underwriting profit (loss)       $(19)     $(26)      $33     $(43)

     Statutory combined ratio:
       Loss and loss adjustment
         expense ratio                     76.8      76.1      69.7     73.3
       Underwriting expense ratio          27.9      29.1      27.8     29.8
                                         ------    ------    ------   ------
          Combined ratio                  104.7     105.2      97.5    103.1
                                         ======    ======    ======   ======

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Price increases, strong renewal retention rates and new business in nearly all of the business centers comprising this segment accounted for the growth in third-quarter and year-to-date premium volume over the equivalent periods of 2000. In our Construction operation, premium volume of $122 million in the third quarter was 4% ahead of the same period last year, and year-to-date premiums of $430 million grew 30% over 2000. Price increases in this operation averaged 17.2% for the first nine months of 2001. Our Technology business center recorded premiums of $288 million through the first nine months of 2001, 25% higher than the same period of 2000. Year-to-date price increases in Technology averaged 11.9%. In our Financial and Professional Services operation, year-to-date written premiums of $282 million were 23% ahead of 2000, driven by price increases averaging 10.9% and new business in both domestic and international markets. Year-to-date premium growth of 79% in Oil and Gas and 36% in Excess & Surplus Lines also contributed to the Other Specialty segment's strong increase in written premiums over the first nine months of 2000.

Year-to-date results last year in the Other Specialty segment included a $33 million benefit from a reduction in previously established workers' compensation reserves. Excluding that benefit last year, the loss ratio of 69.7 for the first nine months of 2001 was nearly seven points better than the adjusted nine-month 2000 ratio of 76.5. Financial & Professional Services, Technology, and Ocean Marine were all major contributors to the significant improvement in year-to-date results in 2001, reflecting the favorable impact of significant price increases in recent quarters and the underlying improvement in the quality of our business in these market sectors.

International
-------------
Our International segment consists of our operations at Lloyd's, our participation in the insuring of the Lloyd's Central Fund, specialty business underwritten outside of the United States that is not managed on a global basis, and MMI's London-based insurance operation, Unionamerica. The following table summarizes this segment's results for the third quarter and first nine months of 2001 and 2000 excluding the impact of the terrorist attack in 2001 and the reinsurance treaties in both years.

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30
                                       ------------------  -----------------
    (Dollars in millions)                  2001      2000     2001      2000
     -------------------                 ------    ------   ------    ------

     Net written premiums                  $196      $177     $718      $512
       Percentage change from 2000           11%                40%

     GAAP underwriting loss                $(96)     $(65)   $(184)    $(149)

     Statutory combined ratio:
       Loss and loss adjustment
         expense ratio                    119.1     107.2    102.2     102.6
       Underwriting expense ratio          30.5      28.0     26.5      28.6
                                         ------    ------   ------    ------
          Combined ratio                  149.6     135.2    128.7     131.2
                                         ======    ======   ======    ======


The 11% increase in third-quarter 2001 premium volume over the same 2000 period was primarily the result of new business and price increases at Lloyd's, which accounted for $108 million of the International segment's premium volume for the quarter, compared with $53 million in the same 2000 period. The growth in Lloyd's written premiums in the third quarter was partially offset by a $41 million decline in premiums generated through Unionamerica Insurance Company, which was acquired in the MMI transaction in April 2000. Although we ceased writing new business through Unionamerica in 2001, we are contractually obligated to underwrite business in certain of Unionamerica's syndicates at Lloyd's. Through the first nine months of 2001, premium volume generated at Lloyd's totaled $429 million, an increase of 72% over comparable 2000 premiums of $250 million. Year-to-date premiums in the International segment included $49 million of incremental premiums generated by Unionamerica.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

The deterioration in the International segment's third-quarter 2001 loss ratio compared to the same period of 2000 was the result of adverse prior-year loss development in several Lloyd's syndicates. We are in the process of reorganizing our operations at Lloyd's, focusing on increasing our capacity in selected syndicates that offer potential for profitable growth. In addition, our new Chairman, President and Chief Executive Officer, Jay S. Fishman, has commenced a comprehensive review of all of our business operations which is expected to be completed in the fourth quarter of 2001, at which time significant strategic initiatives, which may affect our International segment, are expected to be announced.

Reinsurance
-----------
Our Reinsurance segment ("St. Paul Re") underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of business, and also underwrites "nontraditional" reinsurance, which combines traditional underwriting risk with financial risk protection. The following table summarizes key financial data for the Reinsurance segment excluding the impact of the terrorist attack in 2001 and the reinsurance treaties in both years.

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30
                                       ------------------  -----------------
    (Dollars in millions)                  2001      2000     2001      2000
     -------------------                 ------    ------   ------    ------

     Net written premiums                  $507      $265   $1,320      $946
       Percentage change from 2000           91%                40%

     GAAP underwriting loss               $(104)       $-    $(210)    $(106)

     Statutory combined ratio:
       Loss and loss adjustment
         expense ratio                     91.4      42.7     85.8      76.8
       Underwriting expense ratio          32.1      60.6     31.6      35.5
                                         ------    ------   ------    ------
          Combined ratio                  123.5     103.3    117.4     112.3
                                         ======    ======   ======    ======


Premium growth in 2001 was driven by new business and significant price increases across virtually all lines of traditional reinsurance coverages, as well as new business opportunities in the nontraditional insurance market. Year-to-date premium volume last year included $40 million of incremental premiums resulting from the elimination of the one-quarter reporting lag for St. Paul Re - UK. Excluding those premiums, St. Paul Re's 2001 year-to-date premium volume was 46% higher than the adjusted 2000 total. Following the terrorist attack on September 11, all property and liability reinsurance business quoted by St. Paul Re includes terrorism exclusions.

The components of St. Paul Re's third-quarter combined ratio last year were distorted by a reduction in the estimate of ultimate losses on certain nontraditional reinsurance by $56 million and a corresponding increase in our estimate of reserves for contingent commissions by $66 million. Excluding those changes, the third-quarter 2000 loss ratio would have been 62.4, and the expense ratio would have been 35.6. The deterioration in the third-quarter loss ratio in 2001 compared to the adjusted 2000 ratio was primarily due to an increase in catastrophe losses. St. Paul Re incurred a $50 million loss representing our estimate of losses related to the explosion of a chemical plant in Toulouse, France in the third quarter, and an additional $13 million in loss development from Tropical Storm Allison, which occurred earlier this year. In addition, several large losses in North American casualty coverages and global marine coverages also contributed to the poor result in the third quarter of 2001. Our new Chairman, President and Chief Executive Officer, Jay S. Fishman, has commenced a comprehensive review of all of our business operations which is expected to be completed in the fourth quarter of 2001, at which time significant strategic initiatives, which may affect our Reinsurance segment, are expected to be announced.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


            Property-Liability Insurance (continued)
            ---------------------------------------

Investment Operations
---------------------
The St. Paul's property-liability insurance operations produced pretax investment income of $285 million in the third quarter of 2001, down 9% from income of $312 million in the same period of 2000. Our year-to-date pretax investment income of $910 million was 4% below comparable 2000 income of $943 million. The decline in investment income in 2001 reflected the impact of net sales of fixed maturities in recent quarters to fund a portion of our negative underwriting cash flow, and a lower interest rate environment. In addition, we have made cumulative premium payments totaling $639 million since the fourth quarter of 1999 related to our corporate reinsurance program, which has reduced funds available for investment.

Our underwriting cash flows, while still negative, have improved through the first nine months of 2001 compared to the same period of 2000, primarily due to significant price increases throughout our operations. Underwriting cash flows continue to be negatively impacted by an increase in insurance loss and loss adjustment expense payments, particularly in our Health Care and International segments. In addition, in January 2001 we undertook an initiative to hasten the settlement of potentially high-severity pending claims throughout our property-liability operations, which has resulted in an acceleration of claim payments in the first nine months of the year. We expect to achieve further price increases during the remainder of 2001; however, we expect our underwriting cash flows to significantly deteriorate in the fourth quarter of 2001 and into the first quarter of 2002 due to the magnitude of insurance losses and loss adjustment expenses that will be paid related to the September 11th terrorist attack in the United States.

Pretax realized investment losses in our property-liability insurance operations totaled $77 million in the third quarter, compared with realized gains of $104 million in the same period of 2000. The third-quarter 2001 losses were driven by losses on the sale of equity securities and negative returns on several of our venture capital investments. Through the first nine months of 2001, realized losses were $20 million, compared with year-to-date 2000 realized gains of $542 million. An uncertain economic outlook contributed to a decline in equity values and a lack of venture capital activity during the first nine months of 2001, resulting in a significant reduction in realized gains in comparison to 2000. In March 2001, we realized a pretax gain of $77 million on the sale of our investment in RenaissanceRe Holdings, Ltd., a Bermuda-based reinsurer. Last year's record nine-month total was dominated by gains from our venture capital portfolio, including the single largest gain ($117 million) from the sale of our investment in Flycast Communications Corp., a leading provider of Internet direct response solutions. We also sold several other direct holdings, and our investments in various venture capital partnerships also contributed to the nine-month 2000 realized gain total.

The quality of our investment portfolio remains high, and we have not recorded any significant permanent impairments in the carrying value of our investment holdings. The $14.8 billion carrying value of our fixed maturities portfolio included over $700 million of pretax unrealized appreciation on September 30, 2001. Approximately 94% of our portfolio is rated at investment grade (BBB or above), and its weighted average pretax yield at September 30, 2001 was 6.8%, unchanged from a year ago. The combined carrying value of our equity and venture capital investments at September 30, 2001 included pretax unrealized appreciation of $81 million.

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

The following table represents a reconciliation of total gross and net environmental reserve development for the nine months ended September 30, 2001, and the years ended Dec. 31, 2000 and 1999. Amounts in the "net" column are reduced by reinsurance recoverables.

                          2001
  Environmental       (nine months)        2000            1999
  -------------        -----------     ------------    ------------
  (In millions)       Gross    Net     Gross    Net    Gross    Net
   -----------        -----  -----     -----  -----    -----  -----
  Beginning reserves   $665   $563      $698   $599     $783   $645
  Incurred losses        55     53        25     14      (33)     1
  Paid losses           (52)   (46)      (58)   (50)     (52)   (47)
                      -----  -----     -----  -----    -----  -----
  Ending reserves      $668   $570      $665   $563     $698   $599
                      =====  =====     =====  =====    =====  =====

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended September 30, 2001, and the years ended Dec. 31, 2000 and 1999.


                          2001
  Asbestos            (nine months)        2000           1999
  --------            ------------     ------------   -------------
  (In millions)       Gross    Net     Gross    Net    Gross    Net
   -----------        -----  -----     -----  -----    -----  -----
  Beginning reserves   $397   $299      $398   $298     $402   $277
  Incurred losses        52     52        41     33       28     51
  Paid losses           (39)   (29)      (42)   (32)     (32)   (30)
                      -----  -----     -----  -----    -----  -----
  Ending reserves      $410   $322      $397   $299     $398   $298
                      =====  =====     =====  =====    =====  =====

Our reserves for environmental and asbestos losses at September 30, 2001 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns. We believe any future additional loss provisions for, or settlement of, environmental and asbestos claims will not materially impact our financial position, but may materially impact our results of operations or liquidity in the period in which such provisions or settlements occur.

Total gross environmental and asbestos reserves at September 30, 2001 of $1.08 billion represented approximately 5% of gross consolidated reserves of $20.87 billion.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                        Asset Management
                        ----------------

Our asset management segment consists of our 78% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds, exchange-traded funds and defined portfolios to help financial advisors serve their affluent and high net worth clients. Highlights of Nuveen's performance for the third quarter and first nine months of 2001 and 2000 were as follows:

                                   Three Months           Nine Months
                                Ended September 30    Ended September 30
                                ------------------    ------------------
  (In millions)                     2001      2000        2001      2000
   -----------                    ------    ------      ------    ------

    Revenues                         $99       $92        $273      $280
    Expenses                          52        49         136       150
                                   -----     -----       -----     -----
       Pretax earnings                47        43         137       130
    Minority interest                (11)      (10)        (32)      (30)
                                   -----     -----       -----     -----
      The St. Paul's share
        of pretax earnings           $36       $33        $105      $100
                                   =====     =====       =====     =====

    Assets under management                            $66,477   $61,003
                                                        ======    ======


The increase in Nuveen's third-quarter 2001 revenues over the same 2000 period was primarily due to growth in asset management fees resulting from the acquisition of Symphony Asset Management, LLC ("Symphony") during the quarter. Symphony is an institutional money manager specializing in alternative investment strategies. Nuveen's gross product sales of $3.2 billion in the third quarter were 36% higher than the same 2000 quarter, driven by the popularity of equity and fixed-income retail managed accounts and exchange-traded common stock fund products. The success of Nuveen's diverse selection of products for affluent investors continued to result in strong positive net asset flows (sales, plus reinvestments and exchanges, less redemptions) in a volatile and uncertain market environment. Net asset flows were $1.5 billion in the third quarter of 2001, 39% higher than net flows in the same 2000 period.

Managed assets at September 30, 2001 consisted of $31.4 billion of exchange-traded funds, $23.3 billion of managed accounts and $11.8 billion of mutual funds. Total assets under management of $66.48 billion grew over $5 billion over the year-end 2000 managed asset total, due to the acquisition of Symphony, which added $4.1 billion of managed assets, and the strong positive net asset flows through the first nine months of the year.


                        Capital Resources
                        -----------------

Common shareholders' equity totaled $5.95 billion at September 30, 2001, down $1.23 billion from the year-end 2000 total of $7.18 billion. The decline reflected the impact of our net loss of $352 million in the first nine months of the year, significant share repurchases and a reduction in the unrealized appreciation of our equity and venture capital investment portfolio. Through the first nine months of 2001, we repurchased 13.0 million of our common shares for a total cost of $589 million, and an average cost of $45.36 per share. The repurchases were financed through a combination of internally-generated funds and commercial paper borrowings. From November 1998 through September 2001, we repurchased and retired 45.8 million of our common shares for a total cost of $1.62 billion, or an average cost of $35.27 per share.

Total debt outstanding at September 30, 2001 of $2.14 billion was $497 million higher than the year-end 2000 total of $1.65 billion. The increase was driven by the issuance of an additional $437 million of commercial paper in 2001 to finance the maturity of our $150 million, 8.375% senior notes in June and to finance a portion of our common share repurchases. In addition, The John Nuveen Company issued $173 million of short term debt to finance a portion of their acquisition of Symphony Asset Management. The St. Paul's ratio of total debt obligations to total capitalization was 25% at September 30, 2001, compared with 18% at the end of 2000.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


                  Capital Resources (continued)
                  ----------------------------

We have no current plans for major capital expenditures during the remainder of 2001, other than possible additional repurchases of our common stock. If any other expenditures were to occur, they would likely involve acquisitions of existing businesses.
We have not repurchased any common shares during the period from October 1, 2001 to November 2, 2001. As of November 5, 2001, we had approximately $89 million of capacity to repurchase additional common shares under a repurchase program authorized by the company's board of directors in February 2001. We repurchase our shares in the open market and through private transactions when we deem such repurchases to be a prudent use of capital.

For the first nine months of 2001, our loss from continuing operations was inadequate to cover "fixed charges" by $446 million and "combined fixed charges and preferred stock dividends" by $456 million. For the first nine months of 2000, the ratio of earnings to fixed charges was 7.83, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements was 7.25. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.

                            Liquidity
                            ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Net cash flows provided by continuing operations totaled $332 million in the first nine months of 2001, compared with cash used by continuing operations of $600 million in the same period of 2000. The improvement over 2000 was centered in our property-liability underwriting operations and was primarily due to price increases. Our asset management segment also contributed to the improvement in operational cash flows in 2001. In our property-liability operations, year-to-date underwriting cash flows (premium collections less payments for losses and loss adjustment expenses and underwriting expenses) remained negative, driven by significant loss payments in certain of our business segments. Underwriting cash flows in 2001, however, improved significantly compared with the same period of 2000. We expect our operational cash flows to deteriorate in the last quarter of 2001 and into the first quarter of 2002 due to the magnitude of insurance losses and loss adjustment expenses payable as a result of the September 11th terrorist attack. On a long-term basis, however, we believe our operational cash flows will benefit from the corrective pricing and underwriting actions under way in our property-liability operations. Our financial strength and conservative level of debt provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.


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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


Impact of Accounting Pronouncements to be Adopted in the Future (continued)
--------------------------------------------------------------------------

statements. The statement changes current accounting by requiring intangible items to be tested for impairment on an annual basis in lieu of the historical approach, which required goodwill to be amortized over the estimated useful life, not to exceed 40 years. The statement is effective for fiscal years beginning after December 15, 2001. We intend to implement SFAS No. 142 in the period during which its provisions become effective. We expect our adoption of this statement to result in a material reduction in the amount of our goodwill amortization in 2002.

Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events and Transactions," for the
disposal of a segment of a business.   SFAS No. 144 establishes a
single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.
It also resolves significant implementation issues related to SFAS No. 121. This statement is effective for fiscal years beginning after December 15, 2001. We have not yet determined the impact of adopting this statement.

                   PART II   OTHER INFORMATION


Item 1.   Legal Proceedings.
           The information set forth in Note 6 to the consolidated financial statements is incorporated herein by reference.

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

             4) The St. Paul filed a Form 8-K Current Report dated September
                19, 2001, related to the announcement of the anticipated impact of the September 11, 2001 terrorist attack on The St. Paul's third-quarter 2001 operating results.

             5) The St. Paul filed a Form 8-K Current Report dated September
                28, 2001 (as amended by Form 8-K/A filed on October 29, 2001), related to the announcement of the completion of The St. Paul's sale of Fidelity and Guaranty Life Insurance Company to Old Mutual plc, and the appointment of Jay S. Fishman as chairman and chief executive officer of The St. Paul.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)

Date: November 5, 2001              By  /s/ Bruce A. Backberg
                                        ---------------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                        (Authorized Signatory)

Date: November 5, 2001              By  /s/ John C. Treacy
                                        ------------------
                                        John C. Treacy
                                        Vice President and Corporate
                                          Controller
                                        (Principal Accounting Officer)

                          EXHIBIT INDEX
                          -------------

Exhibit
---------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*........................................

(3)  (i) Articles of incorporation*.......................................
     (ii) By-laws*........................................................

(4)  Instruments defining the rights of security holders,
        including indentures*.............................................

(10) Material contracts                               ....
      (a)  Employment Agreement between The St. Paul Companies, Inc.
            and Mr. Jay S. Fishman dated October 10, 2001**...............(1)
      (b)  Employment Agreement between The St. Paul Companies, Inc.
            and Mr. Douglas W. Leatherdale dated September 18, 2001**.....(1)

(11) Statement re computation of per share earnings**.....................(1)

(12) Statement re computation of ratios**.................................(1)

(15) Letter re unaudited interim financial information*...................

(18) Letter re change in accounting principles*...........................

(19) Report furnished to security holders*................................

(22) Published report regarding matters submitted to
        vote of security holders*.........................................

(23) Consents of experts and counsel*.....................................

(24) Power of attorney*...................................................

(27) Financial data schedule*.............................................

(99) Additional exhibits*.................................................


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