Form 10-K405
period 2001-12-31
ST PAUL COMPANIES INC /MN/
filed 2002-03-29
CIK 86312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 001-10898

THE ST. PAUL COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of ncorporation or organization)	41-0518860 (I.R.S. Employer Identification No.)
385 Washington Street, Saint Paul, MN (Address of principal executive offices)	55102 (Zip Code)

Registrant's telephone number, including area code    651-310-7911

Securities registered pursuant to Section 12(b) of the Act:

New York Stock Exchange and
Common Stock (without par value)	London Stock Exchange
(Title of class)	(Name of each exchange on which registered)
7.6% Trust Preferred Securities*	New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)
*
Issued by St. Paul Capital Trust I. Payments of distributions and payments upon liquidation or redemption are guaranteed by The St. Paul Companies, Inc.

Securities registered pursuant to Section 12(g) of the Act:
 None.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 14, 2002, was $9,821,422,594. The number of shares of the Registrant's Common Stock, without par value, outstanding at March 14, 2002, was 207,987,546.

An Exhibit Index is set forth at page 36 of this report.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 2002 are incorporated by reference into Parts III and IV of this report.

PART I

Item 1. Business.

General Description

        The St. Paul Companies, Inc. ("The St. Paul") is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. We are a management company principally engaged, through our subsidiaries, in providing commercial property-liability insurance and nonlife reinsurance products and services worldwide. We also have a presence in the asset management industry through our 77% majority ownership of The John Nuveen Company ("Nuveen"). As a management company, we oversee the operations of our subsidiaries and provide them with capital, management and administrative services. At March 1, 2002, The St. Paul and its subsidiaries employed approximately 10,200 persons. Based on total revenues, we ranked No. 222 on the 2000 Fortune 500 list of the largest companies in the United States.

Summary of Results

        The following table summarizes The St. Paul's consolidated results for the last three years:

Year ended December 31	2001	2000	1999
	(In millions, except per share data)
Pretax income (loss):
Property-liability insurance	$(1,400)	$1,467	$971
Asset management	142	135	123
Parent company and other operations	(173)	(201)	(143)

Pretax income (loss) from continuing operations	(1,431)	1,401	951
Income tax expense (benefit)	(422)	431	219

Income (loss) from continuing operations before cumulative effect of accounting change	(1,009)	970	732
Cumulative effect of accounting change, net of taxes	—	—	(27)

Income (loss) from continuing operations	(1,009)	970	705
Discontinued operations, net of taxes	(79)	23	129

Net income (loss)	$(1,088)	$993	$834

Per common share (diluted)	$(5.22)	$4.24	$3.41

        Our consolidated $1.4 billion pretax loss from continuing operations in 2001 was driven by $941 million of pretax losses from the September 11 terrorist attack and pretax provisions to strengthen prior-year insurance loss reserves in our Health Care underwriting segment totaling $735 million. In addition, realized investment losses of $94 million, goodwill write-downs totaling $73 million and restructuring charges of $62 million contributed to our pretax loss in 2001.

        Property-liability results in all three years in the table benefited from the aggregate excess-of-loss reinsurance treaties described on page 11 of this report. Excluding the impact of those reinsurance treaties, net written premiums totaled $7.89 billion in 2001, 24% higher than comparable 2000 premium volume of $6.36 billion. The increase was driven by price increases throughout our underwriting operations, and new business in many of those operations. Price increases in our U.S. underwriting operations averaged over 16% in 2001, and those increases accelerated further in the fourth quarter in the aftermath of the terrorist attack.

        Our asset management subsidiary, Nuveen, posted its seventh consecutive year of record earnings on the strength of record-high product sales and a strategic acquisition that expanded its product offerings for institutional investors.

        The following discussion summarizes the major events and transactions that impacted our results in 2001.

        September 11, 2001 Terrorist Attack.    On Sept. 11, 2001, terrorists hijacked four commercial passenger jets in the United States. Two of the jets were flown into the World Trade Center towers in New York, N.Y., causing their collapse. The third jet was flown into the Pentagon building in Washington, D.C., and the fourth jet crashed in rural Pennsylvania. The terrorist attack caused significant loss of life and resulted in unprecedented losses for the property-liability insurance industry, including $941 million in net pretax losses for The St. Paul. Note 2 to our consolidated financial statements on page 50 of our 2001 Annual Report to Shareholders, which includes additional information regarding the terrorist attack, is incorporated herein by reference.

        Withdrawal from Certain Lines of Business and Related Goodwill Write-Down.    In December 2001, we announced a series of strategic actions designed to improve our profitability, summarized as follows:

  •
  We will exit, on a global basis, all business underwritten in our Health Care segment, through the cessation of new business and the non-renewal of business upon policy expiration, in accordance with regulatory requirements.

  •
  We will narrow the product offerings and geographic presence of our reinsurance operations. We will no longer underwrite aviation or bond and credit reinsurance, or offer certain financial risk and capital markets reinsurance products. We will also substantially reduce the North American reinsurance business we underwrite in London. Our reinsurance operation will focus on certain coverages, including property catastrophe reinsurance, excess-of-loss casualty reinsurance, and marine and traditional finite reinsurance.

  •
  In our operations at Lloyd's, we will exit most of our casualty insurance and reinsurance business, in addition to U.S. surplus lines and certain non-marine reinsurance lines of business. We will continue to underwrite aviation, marine, financial and professional services, property insurance, kidnap and ransom, accident and health, creditor and other personal specialty products.

  •
  We will exit those countries where we have determined that it is unlikely we will achieve competitive scale, and we are pursuing the sale of certain of these international operations. We will no longer underwrite business in Germany, France, the Netherlands, Argentina, Mexico (excluding surety business, which will continue), Spain, Australia, New Zealand, Botswana and South Africa. We will continue to underwrite business through our offices in Canada, the United Kingdom, and Ireland.

        The businesses we are exiting have been placed in "runoff," meaning that we have ceased or plan to cease underwriting business in these operations as soon as possible. The operations placed in runoff collectively accounted for $1.61 billion, or 22%, of our net earned premiums and $1.5 billion of underwriting losses in 2001. In connection with these strategic actions, we wrote off $73 million of goodwill in 2001 related to the businesses to be exited.

        2001 Restructuring Charge.    In December 2001, in connection with our announced intention to withdraw from the foregoing businesses and as part of our overall effort to reduce company-wide expenses, we announced plans to eliminate approximately 1,200 employee positions and reduce the amount of office space we lease. We recorded a pretax restructuring charge of $62 million in 2001 related to these plans. Note 16 on pages 67 and 68 of our 2001 Annual Report to Shareholders, which includes additional information about the components of the restructuring charge, is incorporated herein by reference.

        Elimination of One-Quarter Reporting Lag.    In 2001, we eliminated the one-quarter reporting lag for our primary underwriting operations in foreign countries (not including our operations at Lloyd's), and now report the results of those operations on a current basis. The incremental impact on our property-liability operations of eliminating the reporting lag, which consisted of the results of these operations for the three months ended Dec. 31, 2001, increased our net written premiums by $71 million, net earned premiums by $86 million, GAAP underwriting losses by $45 million, net investment income by $14 million, and our pretax loss from continuing operations by $31 million.

        Sale of Life Insurance Operations.    In September 2001, we sold Fidelity and Guaranty Life Insurance Company ("F&G Life") to Old Mutual plc, a London-based international financial services company, for $335 million in cash and Old Mutual common shares with a value of $300 million on the closing date. We recorded an after-tax loss of $73 million on the sale of F&G Life. Also in September 2001, we sold American Continental Life Insurance Company to CNA Financial Corporation, recording an after-tax loss of $1 million on cash sale proceeds of $21 million. Notes 14 and 15 on pages 64 through 67 of our 2001 Annual Report to Shareholders, which provide more information regarding the terms of, and contingent liabilities related to, the sale of these operations, are incorporated herein by reference.

        Repurchase of Common Shares.    In 2001, we repurchased and retired approximately 13 million of our common shares for a total cost of $589 million. The shares repurchased represented 6% of our total shares outstanding at the beginning of the year. The repurchases were financed through a combination of internally generated funds and the issuance of commercial paper debt.

        Issuance of Preferred Securities.    In November 2001, we issued $575 million of Trust Preferred Securities through St. Paul Capital Trust I, which was formed for the sole purpose of issuing these securities. The securities pay a quarterly distribution at an annual rate of 7.6% and mature on Oct. 15, 2050. In December 2001, $500 million of the proceeds from the issuance of these securities was contributed to the policyholders' surplus of our largest primary insurance underwriting subsidiary in the United States.

Business Segments

        The following table summarizes the sources of our consolidated revenues from continuing operations for each of the years 1999 through 2001. Following the table is a narrative description of each of our business segments. Additional financial information about our business segments is set forth in Note 19 to the consolidated financial statements on pages 70 through 72 of our 2001 Annual Report to Shareholders, which is incorporated herein by reference. Also included in Note 19 is a discussion of the new segment reporting structure we implemented in 2001 after an extensive strategic review of our property-liability insurance underwriting operations. All data for 2000 and 1999 in the following table are presented on a basis consistent with our new reporting structure.

	Percentage of Consolidated Revenues
	2001	2000	1999
Property-liability insurance:
Underwriting
Specialty Commercial	21.5%	16.8%	17.8%
Commercial Lines Group	16.4	17.2	19.1
Surety and Construction	10.5	9.9	11.0
Health Care	8.9	7.8	9.0
Lloyd's and Other	6.4	4.3	2.2

Total primary insurance operations	63.7	56.0	59.1
Reinsurance	17.9	14.1	12.3

Total underwriting	81.6	70.1	71.4
Investment operations:
Net investment income	13.4	15.6	17.6
Realized investment gains (losses)	(1.4)	7.9	3.8

Total investment operations	12.0	23.5	21.4
Other	1.6	1.2	1.8

Total property-liability insurance	95.2	94.8	94.6
Asset management	4.2	4.7	4.9
Parent company, other operations and eliminations	0.6	0.5	0.5

Total	100.0%	100.0%	100.0%

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

        The primary sources of property-liability revenues are premiums earned from insurance policies and reinsurance contracts, income earned from the investment portfolio and gains from sales of investments. According to the most recent industry statistics published in "Best's Review" with respect to property-liability insurers doing business in the United States, our property-liability underwriting operations ranked 15th on the basis of 2000 written premiums.

        Principal Departments and Products.    The "Underwriting Results by Segment" table included in "Management's Discussion and Analysis" on page 21 of our 2001 Annual Report to Shareholders, which summarizes written premiums, underwriting results, statutory combined ratios and adjusted combined ratios (as described in the footnote to the table) for each of our underwriting segments for the last three years, is incorporated herein by reference. The following discussion provides more information about the structure of, and products offered by, our property-liability insurance underwriting segments.

Primary Insurance Operations

        Our Primary Insurance Operations consist of the following five business segments:

        Specialty Commercial.    This segment consists of 11 business centers that we have designated specialty commercial operations because each provides dedicated underwriting, claim and risk control services that require specialized expertise, and each business center focuses exclusively on the respective customer group that it serves. These business centers, which collectively generated $2.1 billion of net written premiums in 2001, are as follows: Technology offers a comprehensive portfolio of specialty products and services to companies involved in telecommunications, information technology, medical technology, biotechnology, and electronics manufacturing. Financial and Professional Services provides coverages for financial institutions, including property, liability, professional liability and management liability coverages. This business center also provides financial products coverages for corporations and nonprofit organizations, and errors and omissions coverages for a variety of professionals such as lawyers, insurance agents, real estate agents and appraisers. Public Sector Services markets insurance products and services, including professional liability coverages, to cities, counties, townships and special governmental districts. Discover Re underwrites primary insurance and reinsurance and provides related services to self-insured companies and insurance pools, in addition to ceding to and reinsuring captive insurers, all within the alternative risk transfer market. Through alternative risk transfer, a company self-insures, or insures through a captive insurer, the portion of its own losses which are predictable and purchases insurance for the less predictable, high-severity losses that could have a major financial impact on the company. Catastrophe Risk underwrites property coverages for major U.S. corporations and personal property coverages in certain states exposed to earthquakes and hurricanes.

        Ocean Marine provides a variety of property-liability insurance coverage internationally for ocean and inland waterways traffic, including cargo and hull property protection. Umbrella/Excess & Surplus Lines underwrites umbrella and excess liability coverages, as well as property and liability insurance for high-risk classes of business and unique, sometimes one-of-a-kind risks that standard insurance markets generally avoid. Oil & Gas provides specialized insurance products for customers involved in the exploration and production of oil and gas, including operators, drillers and oil servicing contractors. Transportation offers a broad range of coverage options for the trucking industry. National Programs underwrites comprehensive insurance programs that are national in scope. The International Specialty business center is comprised of specialty insurance business in several foreign countries that is managed on a regional basis.

        Commercial Lines Group.    The Commercial Lines Group underwrites general liability and casualty, property, workers' compensation, commercial auto, inland marine, umbrella and excess liability, and package coverages in the United States. This segment, which generated $1.6 billion of net written premiums in 2001, includes the following business centers: Small Commercial provides coverages to small businesses such as retailers, wholesalers, service companies, professional offices, manufacturers and contractors. Middle Market Commercial provides comprehensive property and liability insurance and risk management services for a wide variety of commercial manufacturing, distributing, retailing and property ownership enterprises where annual insurance costs range from $75,000 to $1 million. The Large Accounts business center serves larger commercial entities that are willing to share in their insurance risk through significant deductibles and self-insured retentions.

        Results from our participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they write, are also included in the Commercial Lines Group segment. These pools and associations serve to increase the underwriting capacity of participating companies for insurance policies where the concentration of risk is so high or the amount so large that a single company could not prudently accept the entire risk. We limit our participation in these pools and associations.

        Surety and Construction.    These operations, which accounted for $991 million of net written premium volume in 2001, are included in the same segment because of their shared customer based and executive management, as well as the similarity in expertise required to underwrite these coverages. Our Surety operation underwrites surety bonds, which are agreements under which one party, the surety, guarantees to another party, the owner or obligee, that a third party, the contractor or principal, will perform in accordance with contractual obligations. The Contract Surety business center specializes in providing bid, performance and payment bonds, domestically and internationally, to a broad spectrum of clients specializing in general contracting, highway and bridge construction, asphalt paving, underground and pipeline construction, manufacturing, civil and heavy engineering, and mechanical and electrical construction. Bid bonds provide financial assurance that a bid has been submitted in good faith and that the contractor intends to enter into the contract at the price bid and provide the required performance and payment bonds. Performance bonds protect the obligee from financial loss should the contractor fail to perform the contract in accordance with the terms and conditions of the contract documents. Payment bonds guarantee that the contractor will pay certain subcontractor, labor and material bills associated with a project. The Commercial Surety and Fidelity business center offers license and permit bonds, court bonds, public official bonds and other miscellaneous bonds. Our Construction operation provides traditional insurance, and financial and risk management solutions, to a broad range of contractors and owners of construction projects.

        According to data published by the Surety Association of America, our domestic Surety operations were the largest in North America based on 2000 net written premiums, accounting for approximately 11% of the domestic market. Our Surety operation also includes Afianzadora Insurgentes, the leading surety underwriter in Mexico.

        Health Care.    Our Health Care segment, which generated $770 million in net written premium volume in 2001, underwrites professional liability, property and general liability insurance throughout the entire healthcare delivery system. Products include coverages for healthcare professionals (physicians and surgeons, dental professionals and nurses); individual healthcare facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems, such as hospital networks and managed care systems. Our Health Care segment historically has been one of the leading medical liability insurers in the United States. In the fourth quarter of 2001, after a strategic review of our Health Care segment led us to conclude that prospects for future profitability were minimal, we announced our intention to exit the medical liability insurance market, subject to applicable regulatory requirements. We anticipate that net written premium volume in this segment in 2002 will total approximately $400 million, half of which is expected to result from reporting endorsements. Of the $73 million goodwill write-down that we recorded in the fourth quarter of 2001, $56 million related to goodwill recorded upon our April 2000 acquisition of MMI Companies, Inc. ("MMI"), an international health care risk services company.

        Lloyd's and Other.    Our Lloyd's and Other business segment, which accounted for $608 million of net written premiums in 2001, consists of our operations at Lloyd's, where we provide capital to five underwriting syndicates and own a managing agency; our participation in the insuring of the Lloyd's Central Fund, which is utilized if an individual member of

Lloyd's were to be unable to pay its share of a syndicate's losses; and results from MMI's London-based insurance operation, Unionamerica, where the only new business we are underwriting is that which we are contractually obligated to underwrite through 2004 in two syndicates at Lloyd's. As discussed in more detail on page 3 of this report, at the end of 2001 we announced that we would cease underwriting certain business through Lloyd's in 2002 and would, when current contractual commitments expire in 2003, end our involvement in the insuring of the Lloyd's Central Fund. We are continuing to review the role of our operations at Lloyd's in our long-term corporate strategy.

        Reinsurance.    Our Reinsurance segment, which generated $1.7 billion of net written premium volume in 2001, primarily operates under the name "St. Paul Re," which underwrites traditional treaty and facultative reinsurance for property, liability, ocean marine, surety, health and certain specialty classes of coverages. St. Paul Re also underwrites certain types of "non-traditional" reinsurance, which combines elements of traditional underwriting risk with financial risk protection to meet specific financial objectives of corporate customers. Reinsurance is an agreement by which an insurance company will pay a premium to transfer, or "cede," a portion of the risk it has underwritten to a reinsurer. A large portion of reinsurance is effected automatically under general reinsurance contracts known as treaties. In some instances, reinsurance is effected by negotiation on individual risks, which is referred to as facultative reinsurance. St. Paul Re underwrites traditional reinsurance for leading property, liability and other non-life insurance companies worldwide, with clients in North America, Latin America, the Caribbean, Europe, Australia and the Asia-Pacific region. As discussed in more detail on page 3 of this report, at the end of 2001 we announced that in 2002 we would narrow the product offerings and geographic presence of our reinsurance operations. We are continuing to review the role of our reinsurance operations in our long-term corporate strategy.

        According to the most recent data published by the Reinsurance Association of America, St. Paul Re's written premium volume through the first nine months of 2001 ranked it as the 5th-largest reinsurer in the United States. According to data published by Standard & Poor's, St. Paul Re was ranked as the 14th-largest reinsurance group in the world, based on 2000 written premiums.

Principal Markets and Methods of Distribution

        Our Primary Insurance Operations in the United States are licensed to transact business in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. At least five percent of our 2001 U.S. property-liability written premiums were produced in each of Illinois, California, Texas and New York.

        Our primary insurance business in the United States is produced primarily through over 5,000 independent insurance agencies and insurance brokers. The needs of agents, brokers and policyholders are addressed through approximately 160 offices located throughout the United States. Discover Re, a component of our Specialty Commercial segment, underwrites alternative risk transfer business from its Farmington, CT headquarters, from regional U.S. offices in Atlanta, Pittsburgh, Dallas, Minneapolis and San Francisco, and from a correspondent office in London.

        Our International operations are headquartered in London and, in 2001, underwrote insurance primarily through domestic operations in 14 markets outside the United States (Argentina, Australia, Botswana, Canada, France, Germany, Ireland, Lesotho, Mexico, New Zealand, South Africa, Spain, the Netherlands and the United Kingdom). As discussed on page 3 of this report, we announced in the fourth quarter of 2001 that we would cease underwriting primary insurance business in all foreign locations except Canada, the United Kingdom and Ireland in 2002. We will also continue to underwrite surety business in Mexico.

        Through our involvement at Lloyd's, we have access to insurance markets in virtually every country in the world. At Lloyd's, our managing agency, operating under the name St. Paul Syndicate Management Ltd., underwrites business for five syndicates in which we are investors, collectively representing approximately 4% of Lloyd's total capacity.

        St. Paul Re underwrites business through brokers and, for certain types of reinsurance and in certain markets, on a direct basis. In 2001, St. Paul Re produced reinsurance business from its New York headquarters, as well as from offices in London, Brussels, Chicago, Hong Kong, Miami, Morristown NJ, Munich, Singapore, Sydney and Tokyo. As part of our effort to narrow the geographic presence of our reinsurance operations, we have ceased underwriting at or intend to close the following offices in 2002: Brussels, Hong Kong, Munich, Singapore and Sydney.

Reserves for Losses and Loss Adjustment Expenses

        General Information.    When claims are made by or against policyholders, any amounts that our underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses ("LAE"). We establish reserves that reflect the estimated unpaid total cost of these two items. The reserves for unpaid losses and LAE at Dec. 31, 2001 cover claims that were incurred not only in 2001 but also in prior years. They include estimates of the total cost of claims that have already been reported but not yet settled ("case" reserves), and those that have been incurred but not yet reported ("IBNR" reserves). Loss reserves are reduced for estimates of salvage and subrogation.

        Loss reserves for tabular workers' compensation business and certain assumed reinsurance contracts are discounted to present value. Additional information about these discounted liabilities is set forth in Note 1 to the consolidated financial statements on pages 45 through 49 of our 2001 Annual Report to Shareholders, and is incorporated herein by reference. During 2001, $22.2 million of discount was amortized and $3.8 million of additional discount was accrued.

        Because many of the coverages we offer involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to our ultimate exposure to losses are an integral and necessary component of our loss reserving process. We record our reserves by considering a range of estimates bounded by a high and low point. Within that range, we record our best estimate. We continually review our reserves, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. We adjust reserves established in prior years as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in results in the year in which they are made.

        While our reported reserves make a reasonable provision for all of our unpaid loss and loss adjustment expense obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve uncertainty. The level of uncertainty can be influenced by such factors as the existence of coverages with long duration payment patterns and changes in claim handling practices. Many of the insurance subsidiaries within The St. Paul's group have written coverages with long duration payment patterns such as medical professional liability, large deductible workers' compensation and assumed reinsurance. In addition, claim handling practices change and evolve over the years. For example, new initiatives are commenced, claim offices are reorganized and relocated, claim handling responsibilities of individual adjusters are changed, use of a call center is increased, use of technology is increased, caseload issues and case reserving practices are monitored more frequently, etc. However, these are sources of uncertainty that we have recognized in establishing our reserves.

        Ten-year Development.    The table on page 10 presents a development of net loss and LAE reserve liabilities and payments for the years 1991 through 2001. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverables, recorded at the balance sheet date for each of the years indicated.

        The table excludes the reserves and activity of Economy Fire and Casualty Company and its subsidiaries ("Economy"), which were included in the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan") in 1999. The table does, however, include reserves and activity for the non-Economy standard personal insurance business that was sold to Metropolitan, since we remain liable for claims on non-Economy standard personal insurance policies that result from losses occurring prior to Sept. 30, 1999 (the closing date of the sale). Also excluded from the table are the reserves and activity for our nonstandard auto business, which we sold to Prudential Insurance Company of America in the second quarter of 2000. Notes 9 and 14 to the consolidated financial statements on page 55, and pages 64 through 66, respectively, of our 2001 Annual Report to Shareholders, which include additional information regarding the sale of these operations and the related reserves, are incorporated herein by reference.

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

        The "Cumulative redundancy (deficiency)" line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1992 net reserve of $13,195 million developed to $12,574 million, or a $621 million redundancy, by the end of 1994. By the end of 2001, the 1992 reserve had developed a redundancy of $1,800 million. The changes in the estimate of 1992 loss reserves were reflected in operations during the past nine years. Likewise, the deficiency that developed with respect to year-end 2000 reserves (primarily related to our medical liability business) was reflected in our results of operations for 2001.

        In 1993, we adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement required, among other things, that reinsurance recoverables on unpaid losses and LAE be shown as an asset, instead of the prior practice of netting this amount against insurance reserves for balance sheet reporting purposes.

        The middle portion of the table, which includes data for only those periods impacted since the adoption of SFAS No. 113 (the years 1992 through 2001), represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on our balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (Dec. 31, 2001) and the related re-estimated reinsurance recoverable. We did not restate data for years prior to 1992 in this table for presentation on a gross basis due to the impracticality of determining such gross data on a reliable basis for our foreign underwriting operations.

        The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of Dec. 31, 2001, $9,242 million of the currently estimated $11,395 million of net losses and LAE that have been incurred for the years up to and including 1992 have been paid. Thus, as of Dec. 31, 2001, it is estimated that $2,153 million of net incurred losses and LAE have yet to be paid for the years up to and including 1992.

        Caution should be exercised in evaluating the information shown in this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1996 reserves that relates to 1991 losses is included in the cumulative redundancy (deficiency) for the years 1991 through 1996.

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

        Note 9 to the consolidated financial statements, on page 55 of our 2001 Annual Report to Shareholders, includes a reconciliation of beginning and ending loss reserve liabilities for each of the last three years and is incorporated herein by reference. Additional information about our reserves is contained in the "Loss and Loss Adjustment Expense Reserves" and "Environmental and Asbestos Claims" sections of "Management's Discussion and Analysis" on pages 31 and 32 of our 2001 Annual Report to Shareholders, which are incorporated herein by reference.

Analysis of Loss and Loss Adjustment Expense (LAE) Development

Year ended December 31	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
	(In millions)
Net liability for unpaid losses and LAE	$12,838	13,195	12,970	12,997	13,464	14,689	14,704	14,813	14,042	13,545	15,253

Liability re-estimated as of:
One year later	12,676	12,896	12,601	12,665	12,995	13,929	14,534	14,822	13,315	14,139
Two years later	12,470	12,574	12,227	12,227	12,289	13,703	14,534	14,097	13,183
Three years later	12,270	12,369	11,929	11,770	12,141	13,791	13,917	13,821
Four years later	12,213	12,129	11,567	11,621	12,195	13,395	13,502
Five years later	12,056	11,900	11,454	11,580	11,683	12,967
Six years later	11,936	11,802	11,404	11,197	11,316
Seven years later	11,890	11,763	11,112	10,876
Eight years later	11,823	11,640	10,843
Nine years later	11,731	11,395
Ten years later	11,532
Cumulative redundancy (deficiency)	$1,306	1,800	2,127	2,121	2,148	1,722	1,202	992	859	(594)

Net liability for unpaid losses and LAE		13,195	12,970	12,997	13,464	14,689	14,704	14,813	14,042	13,545	15,253
Reinsurance recoverable on unpaid losses		3,904	2,581	2,533	2,824	2,864	3,051	3,199	3,678	4,651	6,848

Gross liability		17,099	15,551	15,530	16,288	17,553	17,755	18,012	17,720	18,196	22,101

Gross re-estimated liability:
One year later		16,452	15,157	15,620	15,844	17,024	17,725	17,840	17,011	19,576
Two years later		16,128	15,181	15,257	15,105	16,787	17,466	16,813	17,111
Three years later		15,983	14,968	14,666	14,985	16,669	16,559	16,777
Four years later		15,810	14,500	14,675	14,743	15,881	16,259
Five years later		15,521	14,530	14,350	13,883	15,583
Six years later		15,549	14,234	13,688	13,576
Seven years later		15,406	13,813	13,375
Eight years later		15,187	13,501
Nine years later		14,878
Gross cumulative redundancy (deficiency)		2,221	2,050	2,155	2,712	1,970	1,496	1,235	609	(1,380)

Cumulative amount of net liability paid through:
One year later	$3,021	3,008	2,723	2,641	2,893	3,335	3,518	3,950	3,769	4,574
Two years later	5,018	4,958	4,506	4,491	4,827	5,657	6,144	6,476	6,589
Three years later	6,372	6,249	5,778	5,817	6,309	7,444	7,906	8,354
Four years later	7,268	7,159	6,693	6,851	7,390	8,698	9,147
Five years later	7,908	7,824	7,423	7,648	7,857	9,465
Six years later	8,415	8,314	8,020	7,940	8,360
Seven years later	8,803	8,684	8,247	8,305
Eight years later	9,082	8,988	8,540
Nine years later	9,343	9,242
Ten years later	9,579
Cumulative amount of gross liability paid through:
One year later		4,064	3,316	3,241	3,408	3,702	3,943	4,392	4,297	5,619
Two years later		6,572	5,489	5,491	5,386	6,310	6,796	7,170	7,632
Three years later		8,164	7,054	6,842	7,074	8,316	8,657	9,428
Four years later		9,290	7,989	8,034	8,289	9,559	10,168
Five years later		9,994	8,831	8,942	8,870	10,486
Six years later		10,582	9,540	9,311	9,478
Seven years later		11,177	9,866	9,758
Eight years later		11,511	10,231
Nine years later		11,833

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

        The collectibility of reinsurance is subject to the solvency of reinsurers. Our Reinsurance Credit Risk Committee, which has established financial standards to determine qualified, financially secure reinsurers, guides the placement of ceded reinsurance. Generally, uncollectible reinsurance recoverables have not had a material adverse impact on our results of operations, liquidity or financial position; however, we increased our provision for uncollectible reinsurance by $47 million subsequent to the Sept. 11, 2001 terrorist attack.

        Our reported results in 2001, 2000 and 1999 included the impact of separate aggregate excess-of-loss reinsurance treaties that we entered into effective January 1 of each year (the "corporate program"). In addition, our Reinsurance segment results in each year benefited from separate aggregate excess-of-loss reinsurance treaties, unrelated to the corporate program. The combined impact of these treaties on our reported results was as follows:

	2001	2000	1999
	(In millions)
Ceded written premiums	$128	$474	$273
Ceded losses and loss adjustment expenses premiums	253	831	534
Ceded earned premiums	128	474	273

Net pretax benefit	$125	$357	$261

Note 17 to the consolidated financial statements on page 69 of our 2001 Annual Report to Shareholders, which provides a schedule of ceded reinsurance and additional information about the aggregate excess-of-loss reinsurance treaties, is incorporated herein by reference.

Property—Liability Investment Operations

        Objectives.    Our board of directors approves the overall investment plan for the companies within The St. Paul's property-liability operations. Each subsidiary develops its own specific investment policy tailored to comply with domestic laws and regulations and the overall corporate investment plan. The primary objectives of those plans are as follows:

1)
to maintain a widely diversified fixed maturity portfolio structured to maximize investment returns while generating sufficient liquidity to fund operational cash requirements;

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

        Fixed Maturities.    Fixed maturities constituted 73% (at cost) of our property-liability insurance operations' investment portfolio at Dec. 31, 2001. The portfolio is primarily composed of high-quality, intermediate-term taxable U.S. government corporate and mortgage-backed bonds, and tax-exempt U.S. municipal bonds. The table on the following page presents information about the fixed maturity portfolio for the years 1999 through 2001 (dollars in millions).

Year	Amortized Cost at Year-end	Estimated Fair Value at Year-end	Pretax Net Investment Income	Weighted Average Pre-tax Yield	Weighted Average After-tax Yield
2001	$15,194	$15,756	$1,107	6.6%	4.8%
2000	14,205	14,584	1,162	6.8%	5.1%
1999	13,995	13,963	1,171	6.8%	5.1%

        We determine the mix of our taxable and tax-exempt investment purchases based on current and projected corporate tax considerations, and the relationship between taxable and tax-exempt investment yields at the time of purchase. Taxable, intermediate-term, investment-grade securities accounted for the majority of new bond purchases in each of the years 2001, 2000 and 1999. We carry our fixed maturities on our balance sheet at their estimated fair value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders' equity.

        We manage our bond portfolio conservatively to provide reasonable returns while limiting exposure to risks. Approximately 95% of the fixed maturities portfolio is rated at investment grade levels (BBB- or better). The remaining 5% of the portfolio is split between nonrated and non-investment grade (high-yield) securities. We believe the nonrated securities would be considered investment-grade in quality if rated.

        Equities.    Equity securities comprised 5% of the property-liability operations' investments (at cost) at Dec. 31, 2001, and consist of a diversified portfolio of common stocks, which are held with the primary objective of achieving capital appreciation. Sales of equities generated pretax realized investment losses of $4 million in 2001, and dividend income totaled $15 million. Equity markets in the United States in 2001 suffered from an economic slowdown and the Sept. 11 terrorist attack. The portfolio's carrying value at year-end 2001 of $1.1 billion included $52 million of pretax unrealized appreciation.

        Real Estate and Mortgage Loans.    Our real estate holdings consist of a diversified portfolio of commercial office and warehouse properties that we own directly or have partial interest in through joint ventures. The properties are geographically distributed throughout the United States and had an overall occupancy rate of 95% at Dec. 31, 2001. We also have a portfolio of real estate mortgage investments acquired in our merger with USF&G Corporation in 1998. The real estate and mortgage loan portfolio produced $115 million of pretax investment income in 2001 and generated $4 million of pretax realized gains.

        Venture Capital.    Securities of small- to medium-sized companies spanning a variety of industries comprise our venture capital holdings, which accounted for 4% of property-liability investments (at cost) at Dec. 31, 2001. These investments are in the form of limited partnership interests or direct equity investments. Venture capital investments generated pretax realized investment losses of $43 million in 2001. The carrying value of venture capital investments at Dec. 31, 2001 included $93 million of pretax unrealized appreciation.

        Securities on Loan.    We participate in a securities lending program whereby certain fixed maturities from our portfolio are loaned to other institutions for short periods of time. We receive a fee from the borrower in return. We require collateral equal to 102% of the fair value of the loaned securities, and we record the collateral as a liability. The collateral is invested in short-term securities and reported as such on our balance sheet. At Dec. 31, 2001, collateral invested totaled $775 million, representing approximately 4% of our total property-liability investments. We retain full ownership of the loaned securities and are indemnified by the lending agent in the event a borrower becomes insolvent or fails to return the securities.

        Short-Term and Other Investments.    Our portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 10% of property-liability investments at Dec. 31, 2001.

        Derivatives.    Our property-liability investment operations have had limited involvement with derivative financial instruments, primarily for purposes of hedging against fluctuations in foreign currency exchange rates. Effective Jan. 1, 2001, we adopted the provisions of Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which required the recognition of all derivative instruments as either assets or liabilities on the balance sheet. Note 8 to our consolidated financial statements included in our 2001 Annual Report to Shareholders, which provides more information regarding the impact of adopting SFAS No. 133, is incorporated herein by reference.

        In addition to Note 8, Notes 1, 6 and 7 to our consolidated financial statements, which are included in our 2001 Annual Report to Shareholders, also provide additional information about our investment portfolio and are incorporated herein by reference. The "Investment Operations" and "Exposures to Market Risk" sections of "Management's Discussion and Analysis" in said Annual Report are also incorporated herein by reference.

Asset Management

        The John Nuveen Company ("Nuveen") is our asset management subsidiary. The St. Paul and its largest property-liability insurance subsidiary, St. Paul Fire and Marine Insurance Company ("Fire and Marine") hold a combined 77% interest in Nuveen.

        Nuveen's principal businesses are asset management and the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. Nuveen distributes its investment products and services, including mutual funds (open-end funds), exchange-traded funds (closed-end funds), defined portfolios and individual managed accounts to the affluent and high-net-worth market segments through unaffiliated intermediary firms, broker-dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. Nuveen also provides investment products and services to institutional markets.

        Nuveen's primary business activities generate three principal sources of revenue: (1) ongoing advisory fees earned on assets under management, including individually managed accounts, mutual funds and exchange-traded funds; (2) distribution revenues earned upon the sale of certain investment products; and (3) fees earned on certain institutional accounts based on the performance of such accounts.

        Nuveen's operations are organized around nine subsidiaries, including Nuveen Investments, a registered broker and dealer in securities under the Securities Exchange Act of 1934, and six investment advisory subsidiaries registered under the Investment Advisers Act of 1940. The six investment advisory subsidiaries are Nuveen Advisory Corp. ("NAC"), Nuveen Institutional Advisory Corp. ("NIAC"), Nuveen Asset Management Inc. ("NAM"), Rittenhouse Financial Services, Inc. ("Rittenhouse"), Nuveen Senior Loan Asset Management, Inc. ("NSLAM") and Symphony Asset Management LLC ("Symphony"). Nuveen Investments provides investment product distribution and related services for Nuveen's managed funds and defined portfolios. NAC, NIAC and NSLAM provide investment management services for and administer the business affairs of the Nuveen managed funds. Rittenhouse and NAM provide investment management services for individually managed accounts, and Rittenhouse also acts as sub-adviser and portfolio manager for a mutual fund managed by NIAC. Symphony, acquired in July 2001 for a total cost of approximately $208 million, provides managed accounts and investment funds designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes for institutional investors. The other two subsidiaries are not registered broker-dealers or investment advisors.

        At Dec. 31, 2001, Nuveen's assets under management totaled $68.5 billion, consisting of $32.0 billion of exchange-traded funds, $24.7 billion of managed accounts, and $11.8 billion of mutual funds. Municipal securities accounted for approximately 70% of the underlying managed assets.

Competition and Regulation

        The financial services industry in general continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions and competition from new entrants, as well as established competitors using new technologies, including the Internet, to establish or expand their businesses. The Gramm-Leach-Bliley Act, passed in 1999, which repealed U.S. laws that separated commercial banking, investment banking and insurance activities, together with changes to the industry resulting from previous reforms, has increased the number of companies competing for a similar customer base.

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

        The St. Paul and our underwriting subsidiaries are subject to regulation by certain states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. During 2001, we received dividends in the form of cash and securities of $827 million from our U.S. underwriting subsidiaries. Although $414 million will be available for dividends in 2002, business and regulatory considerations may impact the amount of dividends actually paid. We do not anticipate the receipt of any dividends from our U.S. underwriting subsidiaries in 2002. We have sufficient resources available at the parent company to fund common and preferred shareholder dividends, interest payments and distributions on preferred securities, respectively, and other administrative expenses.

        Any change of control (generally presumed by the holding company laws to occur with the acquisition of 10% or more of an insurance holding company's voting securities) of The St. Paul and its underwriting subsidiaries is subject to prior approval by regulators.

        Our underwriting subsidiaries are subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. The nature and extent of such regulation vary but generally have their source in statutes which delegate regulatory, supervisory and administrative powers to insurance regulators, which in the U.S. are state authorities. Such regulation, supervision and administration of the underwriting subsidiaries may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; restrictions on the size of risk which may be insured under a single policy; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in workers' compensation insurance lines. In addition, the terms and conditions of our plan to exit the medical liability insurance market in 2002 are subject to regulatory approval in several states.

        Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates, purchasing reinsurance or by a combination of these factors. The ability of our insurance underwriting subsidiaries to meet emerging adverse underwriting trends may be delayed, from time to time, by the effects of laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. Our U.S. underwriting operations do business in all 50 states and the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. Many of these jurisdictions require prior approval of most or all premium rates.

        Our insurance underwriting business in the United Kingdom is regulated by the Financial Services Authority (FSA). The FSA's principal objectives are to ensure that insurance companies are responsibly managed, that they have adequate funds to meet liabilities to policyholders and that they maintain required levels of solvency. In Canada, the conduct of insurance business is regulated under provisions of the Insurance Companies Act of 1992, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force. The Lloyd's operation is currently regulated by the Council of Lloyd's, a self-regulatory organization, which will in due course be regulated by the FSA. We are also subject to regulations in the other countries and jurisdictions in which we underwrite insurance business. The terms and conditions of our plans to cease underwriting operations in selected foreign countries are subject to regulatory approval in several of those countries.

        Asset Management.    Nuveen is subject to substantial competition in all aspects of its business. Investment products are sold to the public and institutions by broker-dealers, banks, insurance companies and others. Nuveen competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to investors.

        Nuveen is a publicly-traded company registered under the Securities Exchange Act of 1934 and listed on the New York Stock Exchange. One of its subsidiaries, Nuveen Investments, is a broker-dealer registered under the Securities Exchange Act of 1934, and is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other federal and state agencies and self-regulatory organizations. It is also subject to net capital requirements that restrict its ability to pay dividends. Six of Nuveen's other subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. As such, they are subject to regulation by the Securities and Exchange Commission.

Forward-Looking Statement Disclosure

        This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years.

        In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases and possible actions by competitors; general economic conditions, including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; loss of significant customers; the possibility of worse-than-anticipated loss development from business written in prior years; changes in our estimate of insurance industry losses resulting from the Sept. 11, 2001 terrorist attack, the potential impact of the global war on terrorism and Federal solutions to make available insurance coverage for acts of terrorism; judicial decisions and rulings; anticipated increases in premiums; our implementation of new strategies as a result of the strategic review completed in late 2001; and various other matters. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        St. Paul International Insurance Company Ltd. owns a building in London, England, which houses a portion of its operations. We retained ownership of another building in London subsequent to the sale of Minet Holdings plc to Aon Corporation in 1997, which is being leased to an outside party. In a transaction completed in March 2001, we sold a 50% interest in this building.

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

Item 3. Legal Proceedings.

        The information set forth in the "Legal Matters" section of Note 15 to the consolidated financial statements, and the "Environmental and Asbestos Claims" section of "Management's Discussion and Analysis," which are included in our 2001 Annual Report to Shareholders on pages 66 and 67, and 31 and 32, respectively, are incorporated herein by reference.

        In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC (LUI) suspended underwriting new insurance business. At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation. The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May of 1992 but has now also been placed in provisional insolvent liquidation. Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers. Minet, a former insurance brokerage subsidiary of ours, had brokered business to and from Weavers for many years. From 1973 through 1980, our UK-based underwriting operations, now called St. Paul International Insurance Company Ltd. (SPI), had accepted business from Weavers. A portion of that business was ceded by SPI to reinsurers. Certain of those reinsurers have challenged the validity of certain reinsurance contracts (or the amount of recovery thereunder) relating to the Weavers pool, of which SPI was a member, in an attempt to avoid liability under those contracts. SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts. Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers. When we sold Minet in May 1997, we agreed to indemnify the purchaser for most of Minet's then existing liabilities, including liabilities relating to the Weavers matter. We will vigorously contest any proceedings relating to the Weavers matter. We recognize that the final outcome of these proceedings, if adverse to us, may materially impact the results of operations in the period in which that outcome occurs. We believe that such an adverse outcome, however, will not have a materially adverse effect on our liquidity or overall financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the quarter ended Dec. 31, 2001.

Executive Officers Of The St. Paul

        All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul, Fire and Marine, St. Paul Re or Discover Re. There are no family relationships between any of our executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer. The officers listed in the chart below, except Jay S. Fishman, Thomas A. Bradley, Andy F. Bessette, Jerome T. Fadden, John A. MacColl, Timothy M. Yessman, Robert J. Lamendola, George L. Estes III and Marita Zuraitis have held positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years.

        Jay S. Fishman joined The St. Paul in October 2001. Prior to that date, Mr. Fishman was employed as Chairman, President and Chief Executive Officer of The Travelers Insurance Group and as Chief Operating Officer—Finance and Risk of Citigroup, Inc. Mr. Fishman held various executive positions with Citigroup and its predecessor since 1989 and with Travelers since 1993. Andy F. Bessette joined The St. Paul in January 2002. For more than five years prior to that date, Mr. Bessette held various positions in corporate real estate and corporate services at Travelers Insurance Company, including the position of vice president since 1999. Jerome T. Fadden joined The St. Paul in March 2002. For one year prior to that date, Mr. Fadden served as Executive Vice President and Director of Strategic Development in the Office of the Chairman at UBS PaineWebber. From 1999 to 2001, Mr. Fadden was employed as Chief Financial Officer of the Paine Webber Group. From 1996 to 1998, Mr. Fadden was employed as Executive Vice President, Chief Financial Officer and Treasurer of NAC Re. Timothy M. Yessman joined The St. Paul in November 2001. For more than five years prior to that date, Mr. Yessman was employed in various capacities at Travelers Property Casualty Company, including most recently in the position of Senior Vice President of Travelers Specialty Liability Group.

        Messrs. Thomas A. Bradley, John A. MacColl, Robert J. Lamendola and George L. Estes III, and Ms. Marita Zuraitis, held positions and were employees of USF&G Corporation or one of its subsidiaries for five or more years prior to its merger with The St. Paul in April of 1998.

Name	Age	Positions Presently Held	Term of Office and Period of Service
Jay S. Fishman	49	Chairman, Chief Executive Officer and President (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from October 2001.
Thomas A. Bradley	44	Chief Financial Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2001.
Michael R. Wright	45	Chief Investment Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2001.
Andy F. Bessette	48	Senior Vice President and Chief Administrative Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from January 2002
Jerome T. Fadden	45	Chief Executive Officer—St. Paul Re	Serving at the pleasure of the Board from March 2002.

Name	Age	Positions Presently Held	Term of Office and Period of Service
John A. MacColl	53	Executive Vice President and General Counsel (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from May 1999.
Timothy M. Yessman	42	Executive Vice President, Claim (Fire and Marine)	Serving at the pleasure of the Board from November 2001.
Robert J. Lamendola	57	President and Chief Executive Officer—Surety and Construction (Fire and Marine)	Serving at the pleasure of the Board from October 1999.
Michael J. Schell	51	President and Chief Operating Officer—Global Reinsurance (St. Paul Re)	Serving at the pleasure of the Board from July 2000.
George L. Estes III	53	President and Chief Executive Officer—Discover Re	Serving at the pleasure of the Board from April 1998.
Marita Zuraitis	41	Executive Vice President—U.S. Insurance Operations (Fire and Marine)	Serving at the pleasure of the Board from July 2001.
T. Michael Miller	43	Senior Vice President—Global Specialty Practices (Fire and Marine)	Serving at the pleasure of the Board from October 1999.
Kent D. Urness	53	Senior Vice President—Global Specialty Practices (Fire and Marine)	Serving at the pleasure of the Board from October 1999.
Bruce A. Backberg	53	Senior Vice President and Corporate Secretary (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from November 1997.
Wayne L. Hoeschen	54	Senior Vice President—Information Systems (Fire and Marine)	Serving at the pleasure of the Board from April 1992.
John P. Clifford	46	Senior Vice President—Human Resources (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2002.
John C. Treacy	38	Vice President and Corporate Controller (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2001.
Laura C. Gagnon	40	Vice President—Finance and Investor Relations (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from July 1999.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is traded on the New York Stock Exchange, where it is assigned the symbol SPC. The stock is also listed on the London Stock Exchange. Options on our stock trade on the Chicago Board Options Exchange. The number of holders of record, including individual owners, of our common stock was 17,467 as of March 14, 2002. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of our common stock for each quarter during the last two years.

	High	Low	Cash Dividend Declared
2001
First Quarter	$51.38	$40.25	$0.28
Second Quarter	52.12	41.53	0.28
Third Quarter	50.79	35.50	0.28
Fourth Quarter	51.50	40.30	0.28
2000
First Quarter	$34.250	$21.750	$0.27
Second Quarter	39.188	29.875	0.27
Third Quarter	50.625	34.625	0.27
Fourth Quarter	56.375	44.063	0.27

        Cash dividends paid per share in 2001 and 2000 were $1.11 and $1.07, respectively.

Item 6. Selected Financial Data.

        The "Six-Year Summary of Selected Financial Data" on page 39 of our 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The "Management's Discussion and Analysis" on pages 12 through 38 of our 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The "Exposures to Market Risk" section of "Management's Discussion and Analysis" on pages 36 through 38 of our 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

        The "Independent Auditors' Report," "Management's Responsibility for Financial Statements," Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, Shareholders' Equity and Cash Flows, and Notes to Consolidated Financial Statements on pages 40 through 73 of our 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

        The "Election of Directors—Nominees for Directors" section, which provides information regarding our directors, on pages 4 through 6 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 2002, is incorporated herein by reference. Douglas W. Leatherdale, 65, is currently a director of The St. Paul, but is not standing for re-election at the 2002 Annual Meeting of Shareholders.

        The "Section 16(a) Beneficial Ownership Reporting Compliance" section on page 30 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 2002, is incorporated herein by reference.

Item 11. Executive Compensation.

        The "Executive Compensation" section on pages 15 to 25 and the "Election of Directors—Board of Directors Compensation" section on pages 6 to 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 2002, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The "Security Ownership of Certain Beneficial Owners and Management" section on pages 27 to 29 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 2002, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The "Indebtedness of Management" section on page 26 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 2002, is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)	Filed documents. The following documents are filed as part of this report:
	1.	Financial Statements.
Incorporated by reference into Part II of this report:
The St. Paul Companies, Inc. and Subsidiaries:
Consolidated Statements of Operations—Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Comprehensive Income—Years Ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheets—December 31, 2001 and 2000
Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows—Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Independent Auditors' Report
The foregoing documents are incorporated by reference to The St. Paul's 2001 Annual Report to Shareholders.

2.	Financial Statement Schedules.
The St. Paul Companies, Inc. and Subsidiaries:
Independent Auditors' Report on Financial Statement Schedules
		I.	Summary of Investments—Other than Investments in Related Parties
		II.	Condensed Financial Information of Registrant
		III.	Supplementary Insurance Information
		IV.	Reinsurance
		V.	Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.
3.	Exhibits. An Exhibit Index is set forth at page 36 of this report.
Exhibit No.
(3)	(a)	The current articles of incorporation of The St. Paul are incorporated by reference to Form 10-K for the year ended December 31, 1998.
	(b)	The current bylaws of The St. Paul are incorporated by reference to Form 10-K for the year ended December 31, 2000.
(4)	(a)	A specimen certificate of The St. Paul's common stock is incorporated by reference to Form 10-K for the year ended December 31, 1998.

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of The St. Paul and its subsidiaries on a consolidated basis. The St. Paul agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.
(10)	(a)	The Senior Executive Performance Plan is filed herewith.
	(b)	The Employment Agreement dated October 10, 2001 between The St. Paul and Mr. Jay S. Fishman is incorporated by reference to Form 10-Q for the quarter ended September 30, 2001.
	(c)	The Employment Agreement dated September 18, 2001 between The St. Paul and Mr. Douglas W. Leatherdale is incorporated by reference to Form 10-Q for the quarter ended September 30, 2001.
	(d)	The Deferred Stock Plan for Non-Employee Directors is incorporated by reference to Form 10-K for the year ended December 31, 2000.
	(e)	The Amended and Restated Senior Executive Severance Policy is filed herewith.
	(f)	The Amended and Restated 1994 Stock Incentive Plan is filed herewith.
	(g)	The Directors' Charitable Award Program, as Amended, is incorporated by reference to Form 10-K for the year ended December 31, 2000.

	(h)	The Amended and Restated Special Severance Policy is incorporated by reference to Form 10-K for the year ended December 31, 1998.
	(i)	The Amendment to the Amended and Restated Special Severance Policy is incorporated by reference to Form 10-K for the year ended December 31, 2000.
	(j)	The 1988 Stock Option Plan as in effect for options granted prior to June 1994, as amended, is incorporated by reference to Form 10-K for the year ended December 31, 1998.
	(k)	The Non-Employee Director Stock Retainer Plan is incorporated by reference to Form 10-K for the year ended December 31, 1998.
	(l)	The Annual Incentive Plan is incorporated by reference to the Proxy Statement relating to the 1999 Annual Meeting of Shareholders that was held on May 4, 1999.
	(m)	The Deferred Management Incentive Awards Plan is incorporated by reference to Form 10-K for the year ended December 31, 1997.
	(n)	The Directors' Deferred Compensation Plan is incorporated by reference to Form 10-K for the year ended December 31, 1997.
	(o)	The Benefit Equalization Plan—1995 Revision is incorporated by reference to Form 10-K for the year ended December 31, 1997.
	(p)	First Amendment to Benefit Equalization Plan—1995 Revision is incorporated by reference to Form 10-K for the year ended December 31, 1997.
	(q)	Executive Post-Retirement Life Insurance Plan—Summary Plan Description is incorporated by reference to Form 10-K for the year ended December 31, 1997.
	(r)	Executive Long-Term Disability Plan—Summary Plan Description is incorporated by reference to Form 10-K for the year ended December 31, 1997.
	(s)	The St. Paul Re Long-Term Incentive Plan is incorporated by reference to the Form S-8 Registration Statement filed March 17, 1998 (Commission File No. 333-48121).
	(t)	The Special Leveraged Stock Purchase Plan is incorporated by reference to Form 10-Q for the quarter ended March 31, 1997.
	(u)	The summary description of the Outside Directors' Retirement Plan is incorporated by reference to the Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be held May 7, 2002.
(11)	A statement regarding the computation of per share earnings is filed herewith.
(12)	A statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

(13)
The St. Paul's 2001 Annual Report to Shareholders is furnished to the Commission in paper format pursuant to Rule 14a-3(c). The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form 10-K, are filed as an exhibit to this report:
Portions of Annual Report for the Year Ended December 31, 2001	Location of Information Incorporated by Reference
Consolidated Financial Statements	Item 8
Notes to Consolidated Financial Statements	Item 1, 8
Independent Auditors' Report	Item 8
Management's Discussion and Analysis	Item 1, 3, 7
Six-Year Summary of Selected Financial Data	Item 6
(21)	List of subsidiaries of The St. Paul Companies, Inc. is filed herewith.
(23)
Consent of independent auditors to incorporation by reference of certain reports into Registration Statements on Form S-8 (SEC File No. 33-15392, No. 33-23446, No. 33-23948, No. 33-24220, No. 33-24575, No. 33-26923, No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329, No. 333-25203, No. 333-28915, No. 333-48121, No. 333-50941, No. 333-50943, No. 333-67983, No. 333-63114, No. 333-63118, No. 333-65726 and No. 333-65728) and Form S-3 (SEC File No. 333-73848, No. 333-73848-01 and No. 333-44122) is filed herewith.
(24)	Power of attorney is filed herewith.
(b)
Reports on Form 8-K.

(1)
A Form 8-K/A Current Report dated September 28, 2001 was filed related to the restatement of certain pro forma financial information previously filed related to The St. Paul's sale of Fidelity and Guaranty Life Insurance Company to Old Mutual plc.

(2)
A Form 8-K Current Report dated December 4, 2001 was filed related to the announcement of The St. Paul's aggregate limits of insurance exposure related to the Enron Corporation and the amount of Enron Corporation senior unsecured debt held in The St. Paul's investment portfolio. This Form 8-K also related to The St. Paul's announcement of a series of actions resulting from the completion of a strategic review and intended to improve profitability.

(3)
A Form 8-K Current Report dated March 5, 2002 was filed containing the following documents for The St. Paul for the year ended Dec. 31, 2001: Management's Discussion and Analysis of Financial Condition and Results of Operations; Six-year Summary of Selected Financial Data; Statement Regarding Management's Responsibility for Financial Statements; Independent Auditors' Report; Consolidated Financial Statements; Notes to Consolidated Financial Statements; and Consent of Independent Auditors.

(4)
A Form 8-K Current Report dated March 7, 2002 was filed relating to The St. Paul's issuance of $500 million of Senior Notes due in 2007.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ST. PAUL COMPANIES, INC. (Registrant)
Date: March 29, 2002	By	BRUCE A. BACKBERG Bruce A. Backberg Senior Vice President and Corporate Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.

Date: March 29, 2002	By	JAY S. FISHMAN Jay S. Fishman, Director, Chairman of the Board, Chief Executive Officer and President
Date: March 29, 2002	By	THOMAS A. BRADLEY Thomas A. Bradley, Chief Financial Officer
Date: March 29, 2002	By	JOHN C. TREACY John C. Treacy, Vice President and Corporate Controller (Principal Accounting Officer)
Date: March 29, 2002	By	H. FURLONG BALDWIN H. Furlong Baldwin*, Director
Date: March 29, 2002	By	CAROLYN H. BYRD Carolyn H. Byrd*, Director
Date: March 29, 2002	By	JOHN H. DASBURG John H. Dasburg*, Director
Date: March 29, 2002	By	JANET M. DOLAN Janet M. Dolan*, Director
Date: March 29, 2002	By	KENNETH M. DUBERSTEIN Kenneth M. Duberstein*, Director
Date: March 29, 2002	By	PIERSON M. GRIEVE Pierson M. Grieve*, Director
Date: March 29, 2002	By	THOMAS R. HODGSON Thomas R. Hodgson*, Director
Date: March 29, 2002	By	DAVID G. JOHN David G. John*, Director
Date: March 29, 2002	By	WILLIAM H. KLING William H. Kling*, Director

Date: March 29, 2002	By	DOUGLAS W. LEATHERDALE Douglas W. Leatherdale*, Director
Date: March 29, 2002	By	BRUCE K. MACLAURY Bruce K. MacLaury*, Director
Date: March 29, 2002	By	GLEN D. NELSON, M.D. Glen D. Nelson, M.D.*, Director
Date: March 29, 2002	By	GORDON M. SPRENGER Gordon M. Sprenger*, Director
Date: March 29, 2002	*By	BRUCE A. BACKBERG Bruce A. Backberg, Attorney-in-fact

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

        Under date of January 23, 2002, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related financial statement schedules I through V, as listed in the index in Item 14(a)2 of said Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, based on our audits such financial statement schedules I through V, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1 and 8 to the consolidated financial statements, in 2001 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, as also described in Note 1, in 1999 the Company adopted the provisions of Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments."

KPMG LLP KPMG LLP
Minneapolis, Minnesota January 23, 2002

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2001
(In millions)

	2001
	Cost*		Value*	Amount at which shown in the balance sheet
Type of investment:
Fixed maturities:
United States Government and government agencies and authorities	$1,197		$1,270	$1,270
States, municipalities and political subdivisions	4,720		4,948	4,948
Foreign governments	1,168		1,201	1,201
Corporate securities	5,654		5,824	5,824
Asset-backed securities	115		116	116
Mortgage-backed securities	2,493		2,552	2,552

Total fixed maturities	15,347		15,911	15,911

Equity securities:
Common stocks:
Public utilities	13		14	14
Banks, trusts and insurance companies	474		419	419
Industrial, miscellaneous and all other	928		977	977

Total equity securities	1,415		1,410	1,410

Venture capital	766		859	859

Real estate and mortgage loans	978	**		972
Securities lending collateral	739		775	775

Other investments	98			98
Short-term investments	2,153			2,153

Total investments	$21,496			$22,178

*
See Notes 1, 6, 7 and 8 to the consolidated financial statements included in our 2001 Annual Report to Shareholders.

**
The cost of real estate represents the cost of properties before valuation provisions. (See Schedule V on page 35).

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET INFORMATION
December 31, 2001 and 2000
(In millions)

	2001	2000
Assets:
Investment in subsidiaries	$7,512	$8,797
Investments:
Fixed maturities	214	218
Equity securities	300	70
Short-term investments	30	41
Cash	7	—
Deferred income taxes	286	428
Refundable income taxes	—	81
Other assets	351	210

Total assets	$8,700	$9,845

Liabilities:
Debt	$2,989	$2,123
Income taxes payable	117	—
Dividends payable to shareholders	58	59
Other liabilities	422	436

Total liabilities	3,586	2,618

Shareholders' Equity:
Preferred:
Convertible preferred stock	111	117
Guaranteed obligation—PSOP	(53)	(68)

Total preferred shareholders' equity	58	49

Common:
Common stock, authorized 480 shares; issued 208 shares (218 in 2000)	2,192	2,238
Retained earnings	2,500	4,243
Accumulated other comprehensive income:
Unrealized appreciation of investments	442	765
Unrealized loss on foreign currency translation	(76)	(68)
Unrealized loss on derivatives	(2)	—

Total accumulated other comprehensive income	364	697

Total common shareholders' equity	5,056	7,178

Total shareholders' equity	5,114	7,227

Total liabilities and shareholders' equity	$8,700	$9,845

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF INCOME INFORMATION
Years Ended December 31, 2001, 2000 and 1999
(In millions)

	2001	2000	1999
Revenues:
Net investment income	$26	$29	$17
Realized investment gains	24	8	10
Other	8	—	—

Total revenues	58	37	27

Expenses:
Interest expense	152	165	145
Administrative and other expenses	92	97	51

Total expenses	244	262	196

Loss before income tax benefit	(186)	(225)	(169)
Income tax benefit	(58)	(89)	(59)

Loss from continuing operations—parent company only	(128)	(136)	(110)
Equity in net income (loss) of subsidiaries	(881)	1,106	842

Income (loss) from continuing operations before cumulative effect of accounting change	(1,009)	970	732
Cumulative effect of accounting change	—	—	(27)

Income (loss) from continuing operations	(1,009)	970	705
Gain (loss) from discontinued operations	(79)	23	129

Consolidated net income (loss)	$(1,088)	$993	$834

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS INFORMATION
Years Ended December 31, 2001, 2000 and 1999
(In millions)

	2001	2000	1999
Operating Activities:
Net loss—parent only	$(128)	$(136)	$(110)
Cash dividends from subsidiaries	513	510	320
Tax payments from subsidiaries	305	339	69
Net federal income tax refund (payments)	111	(110)	(71)
Adjustments to reconcile net loss to net cash provided by operating activities:
Pretax realized investment gains	(24)	(8)	(10)
Other	(27)	(24)	—

Cash provided by operating activities	750	571	198

Investing Activities:
Purchases of investments	(155)	(278)	(155)
Proceeds from sales and maturities of investments	169	168	153
Capital contributions and loans to subsidiaries	(821)	(119)	(4)
Proceeds received upon assumption of subsidiary debt	—	123	—
Proceeds from repayment of intercompany loans	—	—	294
Discontinued operations	(6)	(9)	(10)
Purchase of property and equipment	—	(18)	—
Other	39	(1)	6

Cash provided (used) by investing activities	(774)	(134)	284

Financing Activities:
Dividends paid to shareholders	(245)	(241)	(246)
Proceeds from issuance of debt	467	498	204
Proceeds from issuance of preferred securities	575	—	—
Repayment of debt and preferred securities	(216)	(259)	(121)
Repurchase of common shares	(589)	(536)	(356)
Stock options exercised and other	39	97	32

Cash provided (used) by financing activities	31	(441)	(487)

Change in cash	7	(4)	(5)
Cash at beginning of year	—	4	9

Cash at end of year	$7	$—	$4

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.
The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in our 2001 Annual Report to Shareholders. The Annual Report includes our Consolidated Statements of Shareholders' Equity and Comprehensive Income.

  Some data in the accompanying condensed financial information for the years 2000 and 1999 were reclassified to conform to the 2001 presentation.

2.
Debt of the parent company consisted of the following (in millions):

	December 31,
	2001	2000
External:
Commercial paper	$606	$138
Medium-term notes	571	617
7 7/8% senior notes	249	249
8 1/8% senior notes	249	249
Zero coupon convertible notes	103	98
7 1/8% senior notes	80	80
Variable rate borrowings	64	64
8 3/8% senior notes	—	150
Fair value of interest rate swap agreements	23	—

Total external debt	1,945	1,645

Intercompany(1):
Subordinated debentures	932	353
Guaranteed PSOP debt	53	68
Notes payable to subsidiaries	59	57

Total intercompany debt	1,044	478

Total debt	$2,989	$2,123

(1)
Eliminated in consolidation. The intercompany subordinated debentures are payable to subsidiary trusts holding solely convertible subordinated debentures of the company. These trusts issued external financing in the form of company-obligated mandatorily redeemable preferred securities.

        See Note 11 to the consolidated financial statements included in the 2001 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 2001.

        The amount of debt, other than commercial paper and debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 2002; $108 million; 2003, $67 million; 2004, $180 million; 2005, $428 million; and 2006, $59 million.

        In the normal course of business, the parent company guarantees the performance of our consolidated subsidiaries. These obligations are included in the consolidated financial statements and footnotes in our 2001 Annual Report to Shareholders.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	December 31,
	Deferred policy acquisition expenses	Gross loss, loss adjustment expense reserves	Gross unearned premiums
2001
Property-Liability Insurance:
Specialty Commercial	$173	$4,316	$1,368
Commercial Lines Group	141	5,528	852
Surety and Construction	130	1,709	576
Healthcare	26	3,162	432
Lloyd's and Other	50	2,091	245

Total Primary Underwriting	520	16,806	3,473
Reinsurance	108	4,800	400

Total Property-Liability Insurance	628	21,606	3,873
Discontinued operations	—	495	84

Total	$628	$22,101	$3,957

2000
Property-Liability Insurance:
Specialty Commercial	$150	$3,343	$1,116
Commercial Lines Group	124	5,650	685
Surety and Construction	121	1,568	496
Health Care	50	2,602	429
Lloyd's and Other	45	1,178	311

Total Primary Underwriting	490	14,341	3,037
Reinsurance	86	3,347	316

Total Property-Liability Insurance	576	17,688	3,353
Discontinued operations	—	508	294

Total	$576	$18,196	$3,647

THE ST. PAUL COMPANIES, INC.

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Premiums earned	Net investment income	Insurance losses, loss adjustment expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
2001
Property-Liability Insurance:
Specialty Commercial	$1,924	$—	$1,598	$323	$238	$2,109
Commercial Lines Group	1,470	—	978	366	175	1,604
Surety and Construction	940	—	617	300	109	991
Healthcare	791	—	1,578	143	49	770
Lloyd's and Other	574	—	783	109	122	608

Total Primary Underwriting	5,699	—	5,554	1,241	693	6,082
Reinsurance	1,597	—	1,925	348	151	1,681
Net investment income	—	1,199	—	—	—	—

Total	$7,296	$1,199	$7,479	$1,589	$844	$7,763

2000
Property-Liability Insurance:
Specialty Commercial	$1,338	$—	$912	$297	$207	$1,563
Commercial Lines Group	1,368	—	834	320	180	1,436
Surety and Construction	791	—	362	282	114	859
Healthcare	624	—	693	108	65	599
Lloyd's and Other	347	—	299	84	80	351

Total Primary Underwriting	4,468	—	3,100	1,091	646	4,808
Reinsurance	1,124	—	813	305	135	1,076
Net investment income	—	1,247	—	—	—	—

Total	$5,592	$1,247	$3,913	$1,396	$781	$5,884

1999
Property-Liability Insurance:
Specialty Commercial	$1,274	$—	$1,024	$293	$188	$1,322
Commercial Lines Group	1,363	—	1,036	346	190	1,303
Surety and Construction	789	—	463	280	110	826
Healthcare	645	—	567	100	66	545
Lloyd's and Other	154	—	129	32	26	201

Total Primary Underwriting	4,225	—	3,219	1,051	580	4,197
Reinsurance	878	—	501	270	114	915
Net investment income	—	1,256	—	—	—	—

Total	$5,103	$1,256	$3,720	$1,321	$694	$5,112

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE
Years Ended December 31, 2001, 2000 and 1999
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Property-liability insurance premiums earned:
2001	$6,656	$2,045	$2,685	$7,296	36.8%

2000	$5,819	$2,246	$2,019	$5,592	36.0%

1999	$4,621	$1,055	$1,537	$5,103	30.1%

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999
(In millions)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts(2)	Deductions(1)	Balance at end of year
2001
Real estate valuation adjustment	$6	—	—	—	$6

Allowance for uncollectible:
Agency loans	$3	—	—	—	$3

Premiums receivable from underwriting activities	$42	17	—	11	$48

Reinsurance	$31	67	2	—	$100

Uncollectible deductibles	$21	9	—	—	$30

2000
Real estate valuation adjustment	$6	—	—	—	$6

Allowance for uncollectible:
Agency loans	$3	—	—	—	$3

Premiums receivable from underwriting activities	$45	16	—	19	$42

Reinsurance	$28	1	5	3	$31

Uncollectible deductibles	$23	—	—	2	$21

1999
Real estate valuation adjustment	$9	—	—	3	$6

Allowance for uncollectible:
Agency loans	$2	1	—	—	$3

Premiums receivable from underwriting activities	$42	8	—	5	$45

Reinsurance	$28	1	—	1	$28

Uncollectible deductibles	$23	—	—	—	$23

(1)
Deductions include write-offs of amounts determined to be uncollectible, unrealized foreign exchange gains and losses and, for certain properties in real estate, a reduction in the valuation allowance for properties sold during the year.

(2)
The $5 million included under "Charged to other accounts" for 2000 represents the uncollectible reinsurance recoverable reserve of MMI, which we acquired in 2000.

EXHIBIT INDEX*

Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession**
(3)	Articles of incorporation and by-laws
	(a)	Articles of Incorporation***
	(b)	By-laws***
(4)	Instruments defining the rights of security holders, including indentures
	(a)	Specimen Common Stock Certificate***
(9)	Voting trust agreements**
(10)	Material contracts
	(a)	The Senior Executive Performance Plan	(1)
	(b)	Employment Agreement dated October 10, 2001 between The St. Paul and Mr. Jay S. Fishman***
	(c)	Employment Agreement dated September 18, 2001 between The St. Paul and Mr. Douglas W. Leatherdale***
	(d)	Deferred Stock Plan for Non-Employee Directors***
	(e)	Tha Amended and Restated Senior Executive Severance Policy	(1)
	(f)	The Amended and Restated 1994 Stock Incentive Plan	(1)
	(g)	The Directors' Charitable Award Program, as Amended***
	(h)	The Amended and Restated Special Severance Policy***
	(i)	Amendment to the Amended and Restated Special Severance Policy***
	(j)	1988 Stock Option Plan***
	(k)	Non-Employee Director Stock Retainer Plan***
	(l)	The Annual Incentive Plan***
	(m)	The Deferred Management Incentive Awards Plan***
	(n)	The Directors' Deferred Compensation Plan***
	(o)	Benefit Equalization Plan—1995 Revision***
	(p)	First Amendment to Benefit Equalization Plan—1995 Revision***
	(q)	Executive Post-Retirement Life Insurance Plan—Summary Plan Description***
	(r)	Executive Long-Term Disability Plan—Summary Plan Description***
	(s)	The St. Paul Re Long-Term Incentive Plan***
	(t)	The Special Leveraged Stock Purchase Plan***
	(u)	Outside Directors' Retirement Plan -Summary Description***
(11)	Statements re computation of per share earnings		(1)
(12)	Statements re computation of ratios		(1)
(13)	Annual report to security holders		(1)
(16)	Letter re change in certifying accountant**
(18)	Letter re change in accounting principles**
(21)	Subsidiaries of The St. Paul.		(1)
(22)	Published report regarding matters submitted to vote of security holders**
(23)	Consents of experts and counsel
	(a)	Consent of KPMG LLP	(1)
(24)	Power of attorney		(1)
(99)	Additional exhibits**

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

(1)
Filed herewith.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
Part II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
Part IV
  Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.
THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES SCHEDULE I—SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2001 (In millions)
THE ST. PAUL COMPANIES, INC. (Parent Only) SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED BALANCE SHEET INFORMATION December 31, 2001 and 2000 (In millions)
THE ST. PAUL COMPANIES, INC. (Parent Only) SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF INCOME INFORMATION Years Ended December 31, 2001, 2000 and 1999 (In millions)
THE ST. PAUL COMPANIES, INC. (Parent Only) SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENT OF CASH FLOWS INFORMATION Years Ended December 31, 2001, 2000 and 1999 (In millions)
THE ST. PAUL COMPANIES, INC. (Parent Only) SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO CONDENSED FINANCIAL INFORMATION
THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (In millions)
THE ST. PAUL COMPANIES, INC. SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (In millions)
THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES SCHEDULE IV—REINSURANCE Years Ended December 31, 2001, 2000 and 1999 (In millions)
THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2001, 2000 and 1999 (In millions)
EXHIBIT INDEX