Form 10-Q
period 2002-03-31
ST PAUL COMPANIES INC /MN/
filed 2002-05-15
CIK 86312

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q

         (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   March 31, 2002
                                                --------------
                                   or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to
                                             -----------------  --------------

                        Commission File Number  001-10898
                                                ---------

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

   The number of shares of the Registrant's Common Stock, without par value, outstanding at May 9, 2002, was 208,319,416.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                         Page No.
PART I. FINANCIAL INFORMATION

     Consolidated Statements of Income (Unaudited),
         Three Months Ended March 31, 2002 and 2001          3


     Consolidated Balance Sheets, March 31, 2002
         (Unaudited) and December 31, 2001                   4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 2002
         (Unaudited) and Twelve Months Ended                 6
         December 31, 2001


     Consolidated Statements of Comprehensive Income
         (Unaudited), Three Months Ended March 31, 2002
         and 2001                                            7


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 2002 and 2001          8


     Notes to Consolidated Financial Statements
         (Unaudited)                                         9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                         23



PART II. OTHER INFORMATION

     Item 1 through Item 6                                  40

     Signatures                                             41


EXHIBIT INDEX                                               42

                     PART I     FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited
             For the three months ended March 31, 2002 and 2001
                    (In millions, except per share data)




                                                  2002               2001
                                                ------             ------
      Revenues
        Premiums earned                        $ 1,935            $ 1,627
        Net investment income                      293                335
        Asset management                            91                 85
        Realized investment gains (losses)         (38)                77
        Other                                       36                 38
                                                ------             ------
         Total revenues                          2,317              2,162
                                                ------             ------

      Expenses
        Insurance losses and loss
         adjustment expenses                     1,393              1,183
        Policy acquisition expenses                410                380
        Operating and administrative
         expenses                                  318                301
                                                ------             ------
         Total expenses                          2,121              1,864
                                                ------             ------
         Income from continuing operations
           before income taxes                     196                298
        Income tax expense                          48                 89
                                                ------             ------
         Income from continuing operations         148                209
                                                ------             ------

      Discontinued operations:
        Operating loss, net of taxes                 -                 (1)
        Loss on disposal, net of taxes              (9)                (6)
                                                ------             ------
         Loss from discontinued
           operations, net of taxes                 (9)                (7)
                                                ------             ------
          Net income                           $   139            $   202
                                                ======             ======

      Basic earnings per share:
        Income from continuing operations      $  0.69            $  0.95
        Discontinued operations, net of taxes    (0.04)             (0.04)
                                                ------             ------
           Net income                          $  0.65            $  0.91
                                                ======             ======

      Diluted earnings per share:
        Income from continuing operations      $  0.67            $  0.90
        Discontinued operations, net of taxes    (0.04)             (0.03)
                                                ------             ------
           Net income                          $  0.63            $  0.87
                                                ======             ======

      Dividends declared on common stock       $  0.29            $  0.28
                                                ======             ======


     See notes to consolidated financial statements.

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  March 31, 2002 (unaudited) and December 31, 2001
                                  (In millions)



                                                     2002                2001
                                                  -------             -------
      Assets
        Investments:
         Fixed maturities, at estimated
            fair value                           $ 16,511            $ 15,911
         Equities, at estimated fair value          1,365               1,410
         Real estate and mortgage loans               945                 972
         Venture capital, at estimated
           fair value                                 826                 859
         Securities on loan                           741                 775
         Short-term investments                     1,638               2,153
         Other investments                            100                  98
                                                  -------             -------
               Total investments                   22,126              22,178
        Cash                                          185                 151
        Reinsurance recoverables:
           Unpaid losses                            6,852               6,848
           Paid losses                                356                 351
        Ceded unearned premiums                       725                 667
        Receivables:
           Insurance premiums                       3,252               3,123
           Interest and dividends                     270                 260
           Other                                      239                 247
        Deferred policy acquisition costs             662                 628
        Deferred income taxes                       1,276               1,248
        Office properties and equipment               485                 486
        Goodwill and intangible assets                783                 690
        Other assets                                1,367               1,444
                                                  -------             -------
               Total Assets                      $ 38,578            $ 38,321
                                                  =======             =======


        See notes to consolidated financial statements.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (continued)
                   March 31, 2002 (unaudited) and December 31, 2001
                                    (In millions)



                                                     2002                2001
                                                  -------             -------
      Liabilities:
        Insurance reserves:
         Loss and loss adjustment expenses       $ 22,076            $ 22,101
         Unearned premiums                          4,216               3,957
                                                  -------             -------
               Total insurance reserves            26,292              26,058
        Debt                                        2,260               2,130
        Payables:
           Reinsurance premiums                       948                 943
           Accrued expenses and other                 940               1,036
        Securities lending collateral                 756                 790
        Other liabilities                           1,381               1,357
                                                  -------             -------
               Total Liabilities                   32,577              32,314
                                                  -------             -------
        Company-obligated mandatorily
         redeemable preferred securities of
         trusts holding soley subordinated
         debentures of the company                    893                 893
                                                  -------             -------

      Shareholders' Equity:
        Preferred:
         SOP convertible preferred stock              110                 111
         Guaranteed obligation - SOP                  (49)                (53)
                                                  -------             -------
               Total Preferred
                Shareholders' Equity                   61                  58
                                                  -------             -------
        Common:
         Common stock                               2,207               2,192
         Retained earnings                          2,590               2,500
         Accumulated other comprehensive
           income, net of taxes:
             Unrealized appreciation
               of investments                         324                 442
             Unrealized loss on foreign
               currency translation                   (72)                (76)
             Unrealized loss on derivatives            (2)                 (2)
                                                  -------             -------
               Total accumulated other
                comprehensive income                  250                 364
                                                  -------             -------
               Total Common
                Shareholders' Equity                5,047               5,056
                                                  -------             -------
       Total Shareholders' Equity                   5,108               5,114
                                                  -------             -------
       Total Liabilities, Redeemable
        Preferred Securities And
        Shareholders' Equity                     $ 38,578            $ 38,321
                                                  =======             =======


       See notes to consolidated financial statements.

                      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Three Months Ended March 31, 2002 (unaudited) and
                          Twelve Months Ended December 31, 2001
                                      (In millions)


                                                     2002                2001
                                                  -------             -------
      Preferred Shareholders' Equity:
         SOP convertible preferred stock:
            Beginning of period                  $    111            $    117
            Redemptions                                (1)                 (6)
                                                  -------             -------
               End of period                          110                 111
                                                  -------             -------
         Guaranteed obligation - SOP:
            Beginning of period                       (53)                (68)
            Principal payments                          4                  15
                                                  -------             -------
               End of period                          (49)                (53)
                                                  -------             -------
                 Total preferred
                  shareholders' equity                 61                  58
                                                  -------             -------
      Common Shareholders' Equity:
         Common stock:
            Beginning of period                     2,192               2,238
            Stock issued:
               Stock incentive plans                   11                  67
               Preferred shares redeemed                4                  13
            Reacquired common shares                    -                (135)
            Other                                       -                   9
                                                  -------             -------
               End of period                        2,207               2,192
                                                  -------             -------
         Retained earnings:
            Beginning of period                     2,500               4,243
            Net income (loss)                         139              (1,088)
            Dividends declared on
              common stock                            (60)               (235)
            Dividends declared on
              preferred stock, net of taxes            (2)                 (9)
            Reacquired common shares                    -                (454)
            Other changes                              13                  43
                                                  -------             -------
                End of period                       2,590               2,500
                                                  -------             -------
         Unrealized appreciation on
          investments, net of taxes:
            Beginning of period                       442                 765
            Change during the period                 (118)               (323)
                                                  -------             -------
               End of period                          324                 442
                                                  -------             -------
         Unrealized loss on foreign
          currency translation, net of taxes:
            Beginning of period                       (76)                (68)
            Change during the period                   (4)                 (8)
                                                  -------             -------
               End of period                          (72)                (76)
                                                  -------             -------
         Unrealized loss on
          derivatives, net of taxes:
            Beginning of period                        (2)                  -
            Change during the period                    -                  (2)
                                                  -------             -------
               End of period                           (2)                 (2)
                                                  -------             -------
               Total common
                shareholders' equity                5,047               5,056
                                                  -------             -------
               Total shareholders' equity        $  5,108            $  5,114
                                                  =======             =======


        See notes to consolidated financial statements.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Three Months Ended March 31, 2002 and 2001
                                     (Unaudited)
                                    (In millions)

                                                     2002                2001
                                                  -------             -------

     Net income                                  $    139            $    202
     Other comprehensive income
      (loss), net of taxes:
         Change in unrealized
          appreciation on investments                (118)               (113)
         Change in unrealized loss on
          foreign currency translation                  4                  19
         Change in unrealized loss on
          derivatives                                   -                  (2)
                                                  -------             -------
            Other comprehensive loss                 (114)                (96)
                                                  -------             -------
            Comprehensive income                 $     25            $    106
                                                  =======             =======

        See notes to consolidated financial statements.

                     THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, 2002 and 2001
                                      (Unaudited)
                                     (In millions)

                                                     2002                2001
                                                  -------             -------
  Operating Activities
    Net income                                   $    139            $    202
     Adjustments:
      Loss from discontinued operations                 9                   7
      Change in insurance reserves                     97                 205
      Change in reinsurance balances                  (26)               (453)
      Realized investment losses (gains)               38                 (77)
      Change in deferred acquisition costs            (30)                (31)
      Change in insurance premiums receivable        (122)                 14
      Change in accounts payable and
       accrued expenses                               (96)                (80)
      Change in income taxes payable/refundable        46                  19
      Provision for federal deferred tax expense        3                  98
      Depreciation and amortization                    21                  26
      Other                                            17                (124)
                                                  -------             -------
         Net cash provided (used)
          by continuing operations                     96                (194)
         Net cash provided by
          discontinued operations                       -                  39
                                                  -------             -------
           Net cash provided (used)
             by operating activities                   96                (155)
                                                  -------             -------

  Investing Activities
    Purchases of investments                       (2,419)             (1,532)
    Proceeds from sales and
     maturities of investments                      1,790               1,634
    Net sales of short-term investments               504                 181
    Change in open security transactions              (29)                 37
    Purchase of office property and equipment         (16)                (17)
    Sales of office property and equipment              1                   -
    Acquisitions, net of cash acquired                (59)                  -
    Other                                              95                 (15)
                                                  -------             -------
         Net cash provided (used)
          by continuing operations                   (133)                288
         Net cash used by
          discontinued operations                      (4)               (264)
                                                  -------             -------
           Net cash provided (used)
            by investing activities                  (137)                 24
                                                  -------             -------
  Financing Activities
    Dividends paid on common and
     preferred stock                                  (60)                (61)
    Proceeds from issuance of debt                    498                 164
    Repayment of debt                                (368)                (11)
    Repurchase of common shares                         -                (188)
    Subsidiary's repurchase of common shares          (57)                (42)
    Stock options exercised and other                  64                  26
                                                  -------             -------
        Net cash provided (used)
         by continuing operations                      77                (112)
        Net cash provided by
         discontinued operations                        -                 244
                                                  -------             -------
          Net cash provided by
           financing activities                        77                 132
     Effect of exchange rate changes on cash           (2)                  -
                                                  -------             -------
                       Increase in cash                34                   1
     Cash at beginning of period                      151                  52
                                                  -------             -------
     Cash at end of period                       $    185            $     53
                                                  =======             =======

   See notes to consolidated financial statements.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                      Unaudited
                                  March 31, 2002


   Note 1 - Basis of Presentation
   ------------------------------

   The financial statements include The St. Paul Companies, Inc. and subsidiaries ("The St. Paul" or "the company"), and have been prepared in conformity with United States generally accepted accounting principles.

   These consolidated financial statements rely, in part, on estimates. Our most significant estimates are those relating to our reserves for losses and loss adjustment expenses. We continually review our estimates and make adjustments as necessary, but actual results could turn out to be significantly different from what we expected when we made these estimates. With respect to those underwriting lines of business that we have decided to exit (see Note 3 to our annual report to shareholders for the year ended Dec. 31, 2001), we believe the process of estimating required reserves for losses and loss adjustment expenses has an increased level of risk and uncertainty due to regulatory and other business considerations. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

   Reference should be made to the "Notes to Consolidated Financial Statements" in our annual report to shareholders for the year ended Dec. 31, 2001. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

   Some amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income, comprehensive income or shareholders' equity, as previously reported.

   New Accounting Policy - Goodwill and Intangible Assets
   ------------------------------------------------------
   Effective with the first-quarter 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as described in Note 10, our accounting for goodwill and intangible assets has changed. In an acquisition of another entity, the excess of the amount we paid over the fair value of the company's tangible net assets is recorded as either an intangible asset, if it meets certain criteria, or goodwill. Intangible assets with a finite useful life (generally over five to 20 years) are amortized to expense over their estimated life, on a basis expected to be consistent with their estimated future cash flows. Intangible assets with an indefinite useful life and goodwill are no longer amortized, effective January 1, 2002.

   As part of the adoption, goodwill and intangible assets will be evaluated for possible impairment under the provisions of SFAS No. 142 for goodwill and intangible assets not subject to amortization, and under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for intangible assets subject to amortization. We expect to complete this evaluation during the second quarter of 2002. Any impairment recognized resulting from the adoption of SFAS No. 142 will be recorded as a cumulative effect of accounting change as of January 1, 2002 and will require restatement of our first-quarter 2002 results. Until that review is completed, we cannot determine whether we will recognize any impairment.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements, Continued


   Note 2 - Earnings Per Common Share
   ----------------------------------

   The following table provides the calculation of our earnings per common share for the three months ended March 31, 2002 and 2001:

                                                         Three Months
                                                        Ended March 31
                                                       -----------------
      (in millions)                                     2002        2001
       -----------                                     -----       -----
       Earnings
        Basic:
         Net income, as reported                      $  139      $  202
         Preferred stock dividends, net of taxes          (2)         (2)
         Premium on preferred shares redeemed             (3)         (2)
                                                       -----       -----
            Net income available
             to common shareholders                   $  134      $  198
                                                       =====       =====

        Diluted:
         Net income available
           to common shareholders                     $  134      $  198
         Effect of dilutive securities:
          Convertible preferred stock                      2           2
          Zero coupon convertible notes                    1           1
                                                       -----       -----
            Net income, as adjusted                   $  137      $  201
                                                       =====       =====


       Common Shares
        Basic:
         Weighted average common
          shares outstanding                             208         217
                                                       =====       =====
        Diluted:
         Weighted average common
          shares outstanding                             208         217
          Effect of dilutive securities:
           Stock options                                   3           4
           Convertible preferred stock                     6           6
           Zero coupon convertible notes                   3           3
                                                       -----       -----
               Total                                     220         230
                                                       =====       =====
       Earnings per Common Share
         Basic                                        $ 0.65      $ 0.91
                                                       =====       =====
         Diluted                                      $ 0.63      $ 0.87
                                                       =====       =====

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


   Note 3 - Investments
   --------------------

   Investment Activity. Following is a summary of our investment purchases, sales and maturities for continuing operations.

                                                         Three Months
                                                        Ended March 31
                                                       -----------------
        (in millions)                                   2002        2001
         -----------                                   -----       -----

         Purchases:
           Fixed maturities                          $ 1,987      $  931
           Equities                                      385         495
           Real estate and mortgage loans                  3          41
           Venture capital                                37          63
           Other investments                               7           2
                                                       -----       -----
              Total purchases                          2,419       1,532
                                                       -----       -----
         Proceeds from sales and
          maturities:
           Fixed maturities                            1,263         933
           Equities                                      500         498
           Real estate and mortgage loans                 13          51
           Venture capital                                12           7
           Other investments                               2         145
                                                       -----       -----
              Total sales and maturities               1,790       1,634
                                                       -----       -----
              Net purchases (sales)                  $   629      $ (102)
                                                       =====       =====


   Change in Unrealized Appreciation. The increase (decrease) in unrealized appreciation of investments recorded in common shareholders' equity was as follows:

                                                Three            Twelve
                                            Months Ended      Months Ended
                                              March 31         December 31
                                            ------------      ------------
    (in millions)                                   2002              2001
     -----------                                  ------            ------

       Fixed maturities                           $ (170)           $  187
       Equities                                       31              (347)
       Venture capital,
        net of minority interest                      (7)             (314)
       Other                                         (12)              (80)
                                                  ------            ------
         Total change in pretax
          unrealized appreciation -
           continuing operations                    (158)             (554)
       Change in deferred taxes                       40               214
                                                  ------            ------
        Total change in unrealized
         appreciation, net of taxes                 (118)             (340)

       Change in pretax unrealized
        appreciation - discontinued operations         -                26
       Change in deferred taxes                        -                (9)
                                                  ------            ------
        Total change in unrealized
         appreciation - discontinued operations
           net of taxes                                -                17
                                                  ------            ------
        Total change in unrealized
         appreciation, net of taxes               $ (118)           $ (323)
                                                  ======            ======

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


   Note 4 - Income Taxes
   ---------------------

   The components of income tax expense (benefit) on income from continuing operations were as follows:

                                                        Three Months
                                                       Ended March 31
                                                     -----------------
       (in millions)                                  2002        2001
        -----------                                  -----       -----

       Income tax expense (benefit):
           Federal current                           $  38       $ (12)
           Federal deferred                              3          98
                                                     -----       -----
             Total federal                              41          86
           Foreign                                       4           -
           State                                         3           3
                                                     -----       -----
             Total income tax expense                $  48       $  89
                                                     =====       =====



   Note 5 - Contingent Liabilities
   -------------------------------

   In the ordinary course of conducting business, we, and some of our subsidiaries, have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations, including liability under environmental protection laws and for injury caused by exposure to asbestos products. Information about these contingent liabilities is set forth under "Environmental and Asbestos Claims" in Management's Discussion and Analysis and is incorporated herein by reference. Plaintiffs in these lawsuits are seeking money damages that in some cases are substantial or extra contractual in nature or are seeking to have the court direct the activities of our operations in certain ways.

   We are a defendant in one such matter arising out of an insuring relationship which existed for a number of years prior to 1961 with one insured, Western Asbestos Company ("Western Asbestos"), a distributor and installer of asbestos products. Western MacArthur Company ("Western MacArthur"), which acquired certain assets of Western Asbestos in 1967, has asserted rights to coverage for claims for asbestos-related injuries arising out of the products distributed and installed by Western Asbestos. Presently, there are significant default judgments against Western MacArthur taken by asbestos claimants. Significant issues exist as to the scope of coverage, including with respect to the defaults, under policies USF&G Company, one of our insurance underwriting subsidiaries, wrote for Western Asbestos and the availability of that coverage to Western MacArthur. We believe Western Asbestos is our largest known asbestos exposure.

   Although the ultimate outcome of these matters is not presently determinable, it is possible that the resolution of one or more matters may be material to our results of operations; however, we do not believe that the total amounts that we and our subsidiaries will ultimately have to pay in all of these lawsuits will have a material effect on our liquidity or overall financial position.

              THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued


   Note 6 - Debt
   -------------

   Debt consisted of the following at March 31, 2002 and December 31, 2001:

                                      March 31, 2002      December 31, 2001
                                     ---------------      -----------------
     (in millions)                    Book      Fair         Book      Fair
      -----------                    Value     Value        Value     Value
                                     -----     -----        -----     -----
     Medium-term notes              $  571    $  583       $  571    $  596
     5.75% senior notes                498       494            -         -
     7.875% senior notes               249       268          249       269
     8.125% senior notes               249       270          249       275
     Commercial paper                  240       240          606       606
     Nuveen line of credit
      borrowings                       183       183          183       183
     Zero coupon convertible notes     104       105          103       106
     7.125% senior notes                80        84           80        84
     Variable rate borrowings           64        64           64        64
     Real estate debt                    -         -            2         2
                                     -----     -----        -----     -----
        Total obligations            2,238     2,291        2,107     2,185
        Fair value of interest
         rate swap agreements           22        22           23        23
                                     -----     -----        -----     -----
        Total debt reported
         on balance sheet           $2,260    $2,313       $2,130    $2,208
                                     =====     =====        =====     =====


   In March 2002, we issued $500 million of 5.75% senior notes due in 2007. Proceeds from the issuance were primarily used to repay a portion of our commercial paper outstanding.

   At March 31, 2002, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps, which qualified for hedge accounting, totaled $480 million, and their aggregate fair value at March 31, 2002 was an asset of $22 million with a corresponding increase to debt on our balance sheet.


   Note 7 - Segment Information
   ----------------------------

   We have seven reportable business segments in our property-liability insurance operations, consisting of Specialty Commercial, Commercial Lines Group, Surety and Construction, Health Care, Lloyd's and Other, Reinsurance, and Investment Operations. We also have an asset management segment, consisting of our majority ownership in The John Nuveen Company. We evaluate the performance of our property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The asset management segment is evaluated based on its pretax income, which includes investment income.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


   Note 7 - Segment Information (continued)
   ---------------------------------------

   The tabular information that follows provides revenue and income data from continuing operations for each of our business segments for the first quarters of 2002 and 2001. In the fourth quarter of 2001, we implemented a new segment reporting structure for our property-liability underwriting operations. Data for 2001 in the tables have been reclassified to be consistent with the new segment reporting structure.

                                                                 Three Months
                                                                Ended March 31
                                                               -----------------
      (in millions)                                             2002        2001
       -----------                                             -----       -----
       Revenues from continuing operations:
         Property-liability insurance:
            Specialty Commercial                              $  554      $  433
            Commercial Lines Group                               432         364
            Surety and Construction                              278         235
            Health Care                                          184         182
            Lloyd's and Other                                    110         111
                                                               -----       -----
               Total primary insurance operations              1,558       1,325
            Reinsurance                                          377         302
                                                               -----       -----
               Total insurance premiums earned                 1,935       1,627
                                                               -----       -----

            Investment operations:
              Net investment income                              290         330
              Realized investment gains (losses)                 (39)         52
                                                               -----       -----
               Total investment operations                       251         382
                                                               -----       -----
            Other                                                 34          36
                                                               -----       -----
               Total property-liability insurance              2,220       2,045
                                                               -----       -----

         Asset management                                         94          87
                                                               -----       -----
               Total reportable segments                       2,314       2,132

         Parent company, other operations and
             consolidating eliminations                            3          30
                                                               -----       -----
               Total revenues                                 $2,317      $2,162
                                                               =====       =====

              THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued


   Note 7 - Segment Information (continued)
   ---------------------------------------
                                                                Three Months
                                                               Ended March 31
                                                             -----------------
    (in millions)                                             2002        2001
     -----------                                             -----       -----
     Income (loss) from continuing operations:
       Property-liability insurance:
          Specialty Commercial                              $    4       $  (9)
          Commercial Lines Group                                 2          77
          Surety and Construction                                4          20
          Health Care                                            3        (130)
          Lloyd's and Other                                    (39)        (24)
                                                             -----       -----
             Total primary insurance operations                (26)        (66)
          Reinsurance                                           15         (21)
                                                             -----       -----
             Total underwriting result                         (11)        (87)
                                                             -----       -----

          Investment operations:
            Net investment income                              290         330
            Realized investment gains (losses)                 (39)         52
                                                             -----       -----
             Total investment operations                       251         382
                                                             -----       -----
          Other                                                (26)         (4)
                                                             -----       -----
             Total property-liability insurance                214         291
                                                             -----       -----

       Asset management:
         Pretax income before minority interest                 49          45
         Minority interest                                     (11)        (10)
                                                             -----       -----
           Total asset management                               38          35
                                                             -----       -----
           Total reportable segments                           252         326

      Parent company, other operations and
       consolidating eliminations                              (56)        (28)
                                                             -----       -----
           Total income from continuing operations
            before income taxes                             $  196      $  298
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

   In the first quarter of 2002, we were not party to an all-lines, corporate excess-of-loss reinsurance treaty. In the preceding three years, cessions made under similar treaties had a significant impact on our reported financial results for certain periods. In 2001, we were party to such a treaty that we entered into effective Jan. 1 of that year, but coverage under that treaty was not triggered in the first quarter of the year. However, we ceded $9 million and $3 million of written and earned premiums, respectively, related to the treaty in the first quarter of 2001, representing the initial premium paid to our reinsurer. Our Reinsurance segment was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty, in both 2002 and 2001. Coverage was not triggered under that treaty in the first quarter of 2002, however we did record ceded written and earned premiums of $4 million in that quarter, representing the initial premium for this treaty. In the first quarter of 2001, we ceded $3 million of written and earned premiums and $26 million of insurance losses and loss adjustment expenses, for a net benefit of $23 million as a result of the Reinsurance segment treaty.

   The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses was as follows:

                                                      Three Months
                                                     Ended March 31
                                                   -----------------
       (in millions)                                2002        2001
        -----------                                -----       -----
        Premiums written
           Direct                                 $1,973      $1,613
           Assumed                                   643         570
           Ceded                                    (509)       (337)
                                                   -----       -----
              Net premiums written                $2,107      $1,846
                                                   =====       =====
        Premiums earned
           Direct                                 $1,815      $1,482
           Assumed                                   562         522
           Ceded                                    (442)       (377)
                                                   -----       -----
              Net premiums earned                 $1,935      $1,627
                                                   =====       =====
        Insurance losses and loss
          adjustment expenses
           Direct                                 $1,512      $1,220
           Assumed                                   348         411
           Ceded                                    (467)       (448)
                                                   -----       -----
              Net insurance losses and
               loss adjustment expenses           $1,393      $1,183
                                                   =====       =====

              THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued


   Note 9 - Restructuring Charges
   ------------------------------

   Fourth Quarter 2001 Strategic Review - In December 2001, we announced the results of a strategic review of all of our operations, which included a decision to exit a number of businesses and countries. Note 3 in our 2001 Annual Report to Shareholders provides more detailed information on this strategic review. Related to this review, we recorded a pretax charge of $62 million, including $46 million of employee-related costs (related to the expected elimination of 800 positions during 2002), $9 million of occupancy-related costs, $4 million of equipment charges and $3 million of legal costs. Note 16 in our 2001 Annual Report to Shareholders provides more information on this charge. During the first quarter of 2002, we recorded an additional $6 million of employee-related charges related to this strategic review, as we met the criteria for accrual. As of March 31, 2002, 414 positions had been eliminated.

   The following presents a rollforward of activity related to this accrual:

  (In millions)
   -----------       Original      Reserve                             Reserve
  Charges to          Pre-tax   at Dec. 31,                        at March 31,
  earnings:            Charge         2001  Payments  Adjustments         2002
  ----------         --------   ----------  --------  -----------   ----------
  Employee-related      $  46        $  46      $(20)        $  6        $  32
  Occupancy-rrelated        9            9         -            -            9
  Equipment charges         4          N/A       N/A          N/A          N/A
  Legal costs               3            3         -            -            3
                         ----         ----      ----         ----        -----
       Total            $  62        $  58      $(20)        $  6        $  44
                         ====         ====      ====         ====        =====



   Other Restructuring Charges - Since 1997, we have recorded several restructuring and other charges related to actions taken to improve our operations. Note 16 in our 2001 Annual Report to Shareholders provides more detailed information regarding these charges.

   In connection with our April 2000 acquisition of MMI, we recorded a pretax charge of $28 million, including $4 million of employee-related costs (related to the elimination of approximately 120 positions) and $24 million of occupancy-related costs.

   In connection with a cost reduction program announced in August 1999, we recorded a pretax charge of $60 million, including $25 million of employee-related costs (related to the elimination of approximately 590 positions), $33 million in occupancy-related charges and $2 million in equipment charges.

   In connection with a cost reduction program primarily involving our commercial insurance operations in the fourth quarter of 1998, we recorded a pretax charge of $34 million, including $26 million of employee-related costs (related to the elimination of approximately 500 positions) and $8 million of occupancy-related costs.

   In connection with our merger with USF&G, in the second quarter of 1998 we recorded a pretax charge to earnings of $292 million, primarily consisting of severance and other employee-related costs (related to the elimination of approximately 2,200 positions), facilities exit costs, asset impairments and transaction costs.

   All actions have been taken and all obligations had been met regarding these other restructuring charges, with the exception of certain remaining lease commitments. The lease commitment charges related to excess space created by the elimination of positions. During the first quarter of 2002, we reduced the lease commitment reserve by $1 million related to sublease activity. We expect to be obligated under certain lease commitments for approximately seven years.

              THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, Continued


   Note 9 - Restructuring Charges (continued)
   -----------------------------------------

   The following presents a rollforward of activity related to these lease commitments:


  (In millions)
   -----------       Original      Reserve                             Reserve
  Charges to          Pre-tax   at Dec. 31,                        at March 31,
  earnings:            Charge         2001  Payments  Adjustments         2002
  ----------         --------   ----------  --------  -----------   ----------
   Lease
  commitments
  charged to
  earnings:               $99          $39       $(4)         $(1)         $34
                         ====         ====      ====         ====         ====


   Note 10 - Adoption of Accounting Pronouncement
   ----------------------------------------------

   In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. The statement changes prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also requires that those assets meeting the criteria for classification as intangible with estimable useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. As a result of implementing the provisions of this statement, we did not record any goodwill amortization expense in the first quarter of 2002. In the first quarter of 2001, goodwill amortization expense totaled $9 million. Amortization expense associated with intangible assets totaled $3 million in the first quarter of 2002, compared with $1 million in the same 2001 period. We are in the process of evaluating our recorded goodwill and intangible assets for impairment. As part of this impairment evaluation, we will adopt the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," with respect to our review of intangible assets subject to amortization. We expect to conclude our impairment evaluation in the second quarter of 2002. Any impairment recognized resulting from the adoption of SFAS No. 142 will be reflected as a cumulative effect of accounting change as of Jan. 1, 2002 and will require restatement of our first-quarter 2002 results. Until our evaluation is completed, we cannot determine if we will recognize any impairment.

   Related to our adoption of SFAS No. 142, we also reviewed the amortization method and useful lives of existing intangible assets, and adjusted as appropriate. Generally speaking, amortization was accelerated and useful lives shortened.

   The following presents a summary of our acquired intangible assets.

                                                As of March 31, 2002
                                      -------------------------------------
      (In millions)                       Gross
       -----------                     Carrying     Accumulated         Net
     Amortizable intangible assets:      Amount    Amortization      Amount
     -----------------------------     --------    ------------      ------

     Present value future profits        $ 70.8          $ (7.2)     $ 63.6
     Customer relationships                43.8            (1.6)       42.2
     Renewal rights                        16.2            (2.6)       13.6
     Internal use software                  1.6            (0.2)        1.4
     Favorable leases                       0.4            (0.1)        0.3
                                         ------          ------      ------
            Total                        $132.8          $(11.7)     $121.1
                                         ======          ======      ======

              THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


   Note 10 - Adoption of Accounting Pronouncement (continued)
   ---------------------------------------------------------

   At March 31, 2002, our estimated amortization expense for the next five years was as follows.


          (In millions)
           -----------
          Estimated  amortization   expense
          for the year ended Dec. 31:
          ----------------------------------------
             2003                              $20
             2004                               18
             2005                               15
             2006                               10
             2007                                8


   The changes in the carrying value of goodwill on our balance sheet were as follows. The increase in goodwill in our Asset Management segment results from Nuveen's purchase of shares from minority shareholders. See Note 11 for a discussion of the increase to the Specialty Commercial and Surety and Construction segments.


   (In millions)
    -----------              Balance                               Balance
                          at Dec. 31,   Goodwill   Impairment  at March 31,
   Goodwill by Segment          2001    Acquired       Losses         2002
   -----------------------    ------    --------   ----------  -----------
   Specialty Commercial        $  36        $  6         $  -        $  42
   Commercial Lines Group         33           -            -           33
   Surety and Construction        14          12            -           26
   Lloyd's and Other               7           4            -           11
   Asset Management              519          31            -          550
                               -----       -----        -----        -----
       Total                   $ 609        $ 53         $  -        $ 662
                               =====       =====        =====        =====

   The following presents the impact of ceasing amortization of goodwill for the quarter ended March 31, 2001.

                                                For the Quarter Ended
                                                      March 31,
                                                ---------------------
     (In millions)                               2002            2001
      -----------                               -----           -----
    Reported net income                         $ 139           $ 202
    Add back goodwill amoritization                 -               9
                                                -----           -----
       Adjusted net income                      $ 139           $ 211
                                                =====           =====
    Basic earnings per share:
    Reported net income                         $0.65           $0.91
    Goodwill amortization                           -            0.04
                                                -----           -----
       Adjusted net income                      $0.65           $0.95
                                                =====           =====

    Diluted earnings per share:
    Reported net income                         $0.63           $0.87
    Goodwill amortization                           -            0.04
                                                -----           -----
       Adjusted net income                      $0.63           $0.91
                                                =====           =====

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


   Note 11 - Acquisition of London Guarantee
   -----------------------------------------

   In late March 2002, we completed our acquisition of London Guarantee Insurance Company ("London Guarantee"), a specialty property-liability insurance company focused on providing surety products, and management liability, bond, and professional indemnity products, for a total cost of approximately $80 million. The acquisition was funded through internally-generated funds. For the year ended Dec. 31, 2001, London Guarantee, headquartered in Toronto, generated approximately $35 million in surety net written premiums (which we will report in our Surety and Construction segment going forward) and approximately $18 million in management liability, bond, and professional indemnity product written premiums (which we will report in Financial and Professional Services in the Specialty Commercial segment going forward). London Guarantee's assets and liabilities were included in our consolidated balance sheet as of March 31, 2002, but the results of their operations since the acquisition date were not material and were not included in our statement of income for the three months ended March 31, 2002.

   Related to the purchase, we have recorded, on a preliminary basis, an intangible asset of approximately $38 million and goodwill of approximately $18 million. The intangible asset represents the present value of future business and will be amortized, on a basis consistent with the expected cash flows, over an expected useful life of eight years. Of the preliminary goodwill amount, we expect to allocate $12 million to our Surety and Construction segment, and $6 million to our Specialty Commercial segment.


   Note 12 - Discontinued Operations
   ---------------------------------

   Life Insurance
   --------------
   On September 28, 2001, we completed the sale of our life insurance company, Fidelity and Guaranty Life Insurance Company, and its subsidiary, Thomas Jefferson Life, (together, "F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million in shares of Old Mutual stock. Pursuant to the sale agreement, we must hold the Old Mutual stock received for one year after the closing of the transaction. The proceeds from the sale of F&G Life are subject to possible adjustment based on the movement of the market price of Old Mutual's stock at the end of the one-year period. The amount of possible adjustment will be determined by a derivative "collar" agreement included in the sale agreement. If the market value of the Old Mutual stock exceeds $330 million on Sept. 28, 2002, we are required to remit to Old Mutual either cash or Old Mutual shares in the amount representing the excess over $330 million. If the market value of the Old Mutual shares is less than $300 million on that date, we will receive either cash or Old Mutual shares in the amount representing the deficit below $300 million, up to $40 million. At March 31, 2002, the market value of the Old Mutual shares was $276 million, compared with $242 million at Dec. 31, 2001. The $34 million increase in market value since Dec. 31, 2001 was recorded as a component of unrealized appreciation of investments, net of taxes, in shareholders' equity. The estimated fair value of the collar was $12 million at March 31, 2002, down from $17 million at Dec. 31, 2001. The collar qualifies for derivative accounting treatment under provisions of SFAS No. 133; consequently, the fair value of the collar agreement is recorded as an asset on our balance sheet. The $5 million decline in value was recorded as a component of discontinued operations, net of taxes, on our statement of income for the three months ended March 31, 2002.

   Standard Personal Insurance Business
   ------------------------------------
   In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and its subsidiaries (Economy), as well as the rights and interests in those non-Economy policies constituting our remaining standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement (Reinsurance Agreement).

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

   As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. As of Mar. 31, 2002, we have estimated that we will owe Metropolitan $7 million on these guarantees, and have recorded that obligation. Any losses incurred by us under these agreements will be reflected in discontinued operations in the period they are incurred. For the first three months of 2002 and 2001, we recorded pretax losses of $2 million and $12 million, respectively, in discontinued operations. We have no other contingent liabilities related to the sale.


   Note 13 - Derivative Financial Instruments
   ------------------------------------------

   We have the following derivative instruments, which have been designated into one of three categories based on their intended use:

   Fair Value Hedges: We have several pay-floating, receive-fixed interest rate swaps, totaling $480 million notional amount, that are designated as fair value hedges of a portion of our medium-term and senior notes, that we have entered into for the purpose of managing the effect of interest rate fluctuations on this debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The impact related to the three months ended March 31, 2002 and March 31, 2001 movement in interest rates was a $1 million decrease and a $7 million increase, respectively, in the fair value of the swaps and the related debt on the balance sheet, with the income statement impacts again offsetting.

   Cash Flow Hedges: We have purchased foreign currency forward contracts that are designated as cash flow hedges. They are utilized to minimize our exposure to fluctuations in foreign currency values that result from forecasted foreign currency payments, as well as from foreign currency payables and receivables. In the three months ended March 31, 2002, we recognized less than a $1 million loss on the cash flow hedges, which is included in "Other Comprehensive Income." The comparable amount for the three months ended March 31, 2001 was $3 million. The amounts included in other comprehensive income will be reclassified into earnings concurrent with the timing of the hedged cash flows. We anticipate that less than $1 million will be reclassified into earnings within the next twelve months. In both the three months ended March 31, 2002 and March 31, 2001 we recognized a loss in the income statement of less than $1 million representing the portions of the forward contracts deemed ineffective.

            THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements, Continued


   Note 13 - Derivative Financial Instruments (continued)
   -----------------------------------------------------

   Non-Hedge Derivatives: We have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios. These include our investment in an embedded collar on Old Mutual common stock received as partial consideration from the sale of our life insurance business, foreign currency put options on British Pounds Sterling to hedge currency risk associated with our position in Old Mutual stock and stock warrants in our venture capital business. We recorded less than $1 million of income in continuing operations for both the three months ended March 31, 2002 and March 31, 2001 relating to the change in the market value of these derivatives during the period. We also recorded $7 million of losses in discontinued operations for the three months ended March 31, 2002 relating to non-hedge derivatives associated with the sale of our life business.


   Note 14 - Subsequent Event
   --------------------------

   On April 25, 2002, we announced that we plan to transfer our ongoing reinsurance operations to a newly formed Bermuda-based reinsurer, Platinum Underwriters Holdings, Ltd. ("Platinum"). Platinum intends to offer to the public 75.1% of its common shares. We will transfer to Platinum certain renewal opportunities and tangible and intangible assets of our reinsurance operation, St. Paul Re, and enter into various agreements with Platinum and its subsidiaries, in exchange for a 24.9% interest in the common shares of Platinum, which will have 9.9% of the voting rights. A registration statement for the offering was filed with the U.S. Securities and Exchange Commission on April 25, 2002. Platinum's offering is expected to close early in the third quarter of 2002, subject to the receipt of regulatory approvals, and market and other conditions. We expect this transaction to result in a net realized capital gain, the amount of which will depend on the results of the offering.

   At the time of the closing of the offering, operating subsidiaries of Platinum are expected to reinsure St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited for certain reinsurance contracts incepting in 2002. Platinum will not reinsure the reinsurance liabilities of St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited relating to reinsurance contracts incepting prior to January 1, 2002. We will retain the reserves related to those liabilities.

              THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
      Management's Discussion and Analysis of Financial Condition and
                          Results of Operations
                             March 31, 2002

                   Forward-looking Statement Disclosure
                  ------------------------------------

   This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience and expense savings resulting from the restructuring actions announced in recent years; and statements concerning the anticipated public offering of Platinum Underwriters Holdings, Ltd.

   In light of the risks and uncertainties inherent in projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: competitive considerations, including the ability to implement price increases and possible actions by competitors; general economic conditions, including changes in interest rates and the performance of financial markets; changes in domestic and foreign laws, regulations and taxes; changes in the demand for, pricing of, or supply of insurance or reinsurance; catastrophic events of unanticipated frequency or severity; risks relating to the ability of Platinum Underwriters Holdings, Ltd. to receive required regulatory approvals and undertake a successful public offering of its common shares in the time frame we anticipate, and of the proposed transfer of our going forward reinsurance operations to Platinum; loss of significant customers; the possibility of worse-than anticipated loss development from business written in prior years; changes in our estimate of insurance industry losses resulting from the Sept. 11, 2001 terrorist attack; the potential impact of the global war on terrorism and Federal solutions to make available insurance coverage for acts of terrorism; adverse developments in pending litigation; judicial decisions and rulings; anticipated increases in premiums; our implementation of new strategies as a result of the strategic review completed in late 2001; and various other matters. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                    Consolidated Highlights
                    -----------------------

   The following table summarizes our results for the three months ended March 31, 2002 and 2001.

    (In millions, except per share data)             2002        2001
     ----------------------------------            ------      ------

         Pretax income (loss):
          Property-liability insurance:
            Underwriting result                     $ (11)      $ (87)
            Net investment income                     290         330
            Realized investment gains (losses)        (39)         52
            Other                                     (26)         (4)
                                                   ------      ------
             Total property-liability insurance       214         291
          Asset management                             38          35
          Parent and other                            (56)        (28)
                                                   ------      ------
             Pretax income from
               continuing operations                  196         298
         Income tax expense                            48          89
                                                   ------      ------
             Income from continuing operations        148         209
         Discontinued operations, net of taxes         (9)         (7)
                                                   ------      ------
             Net income                             $ 139       $ 202
                                                   ======      ======

         Diluted net income per share               $0.63       $0.87
                                                   ======      ======

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


                 Consolidated Highlights (continued)
                 ----------------------------------

   Consolidated Results
   --------------------
   Our pretax income from continuing operations of $196 million in the first quarter of 2002 was more than $100 million less than comparable 2001 pretax income of $298 million. The decline resulted from significant reductions in realized investment gains and investment income in our property-liability insurance operations, which more than offset a $76 million improvement in underwriting results. Our asset management subsidiary, The John Nuveen Company achieved an increase in earnings, driven by strong investment product sales and growth in assets under management. Pretax losses in "Parent and other" exceeded comparable first-quarter 2001 losses due to a decline in realized investment gains.

   Acquisition
   -----------
   In late March 2002, we completed our acquisition of London Guarantee Insurance Company ("London Guarantee"), a specialty property-liability insurance company focused on providing surety products and management liability, bond, and professional indemnity products, for a total cost of approximately $80 million. The acquisition was funded through internally-generated funds. London Guarantee, headquartered in Toronto, generated approximately $35 million in surety net written premiums for the year ended Dec. 31, 2001, and approximately $18 million in net written premiums from the remaining lines of business we acquired. London Guarantee's assets and liabilities were included in our consolidated balance sheet as of March 31, 2002, but the results of their operations since the acquisition date were not material and are not included in our statement of income for the three months ended March 31, 2002.

   Withdrawal from Certain Lines of Business
   -----------------------------------------
   In the fourth quarter of 2001, we announced our intention to withdraw from several lines of business in our property-liability insurance operations. Beginning in January 2002, the operations listed below were placed in "runoff," meaning that we have ceased or plan to cease underwriting new business in these operations as soon as possible. We are pursuing the sale of certain operations placed in runoff.

      -    All coverages in our Health Care segment;
      - All underwriting operations in Germany, France, the Netherlands, Argentina, Mexico (excluding surety business, which continues), Spain, Australia, New Zealand, Botswana, and South Africa;
      - In the United Kingdom, all coverages offered to the construction industry. (Unionamerica, a United Kingdom medical liability underwriting entity that we acquired in 2000, was placed in runoff in late 2000, except for business we are contractually committed to underwrite through certain syndicates at Lloyd's through 2004);
      -    At Lloyd's, casualty insurance and reinsurance, U.S.
            surplus lines business, non-marine reinsurance and, when our contractual commitment expires at the end of 2003, our participation in the insuring of the Lloyd's Central Fund;
      - In our reinsurance operations, most North American reinsurance business underwritten in the United Kingdom, all but traditional finite reinsurance business underwritten by St. Paul Re's Financial Solutions business center, bond and credit reinsurance, and aviation reinsurance.

   These operations do not qualify as "discontinued operations" for accounting purposes; therefore, results from these operations are included in their respective property-liability segment results discussed on pages 30 to 36 of this report. For the three months ended March 31, 2002, these runoff operations collectively accounted for $367 million, or 19%, of our reported net earned premiums, and generated negative underwriting results totaling $18 million (an amount that does not include investment income from the assets maintained to support these operations). Runoff premium volume in 2002 was centered in our Health Care segment, where we are required to offer continuing

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


                 Consolidated Highlights (continued)
                 ----------------------------------

   coverage to certain policyholders in the form of extended reporting endorsements, and in our Lloyd's and Other segment, where we are contractually committed to underwrite business in certain Lloyd's syndicates through 2003 and 2004. For the three months ended March 31, 2001, these runoff operations collectively accounted for $377 million, or 23%, of our net earned premiums, and generated negative underwriting results totaling $146 million.

   Restructuring Charge
   --------------------
   In December 2001, in connection with the withdrawal from the foregoing lines of business and as part of our overall plan to reduce company-wide expenses, we recorded a $62 million pretax restructuring charge. The majority of the charge - $46 million - pertained to employee-related costs associated with our plan to terminate an estimated total of 800 employees by the end of 2002. As of March 31, 2002, we had terminated 414 employees and made payments of $20 million related to the $46 million charge. The remainder of the $62 million charge consisted of legal, equipment and occupancy-related costs, for which no payments had been made as of March 31, 2002.

   In the first quarter of 2002, we recorded an additional pretax restructuring charge of $6 million, related to additional employee-related expenses that did not meet the criteria for accrual at Dec. 31, 2001. This charge was partially offset by a $1 million reduction in occupancy-related restructuring charges recorded in prior years.

   Adoption of SFAS No. 142
   ------------------------
   In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. The statement changes prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also requires that those assets meeting the criteria for classification as intangible with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. As a result of implementing the provisions of this statement, we did not record any goodwill amortization expense in the first quarter of 2002. In the first quarter of 2001, goodwill amortization expense totaled $9 million. Amortization expense associated with intangible assets totaled $3 million in the first quarter of 2002, compared with $1 million in the same 2001 period. We are in the process of evaluating our recorded goodwill and intangible assets for impairment. We expect to conclude that evaluation in the second quarter of 2002. Any impairment recognized as a result of adopting SFAS No. 142 will be recorded as a cumulative effect of accounting change as of Jan. 1, 2002, and will require the restatement of our first-quarter 2002 results. Until our evaluation is completed, we cannot determine whether we will recognize any impairment.

   September 11, 2001 Terrorist Attack
   -----------------------------------
   In 2001, we recorded estimated net pretax losses totaling $941 million related to the September 11, 2001 terrorist attack in the United States. We are continually evaluating the adequacy of the net loss provision recorded, based on claim experience, collections from our reinsurers, and other factors. In the first quarter of 2002, we did not record any additions or reductions to our original estimated loss provision recorded in 2001. Through March 31, 2002, we have made net loss payments totaling $147 million related to the attack since it occurred, of which $85 million were made in the first quarter of 2002. For further information regarding the impact of the terrorist attack on our operations, refer to Note 2 on page 50 of our 2001 Annual Report to Shareholders.

   Discontinued Operations
   -----------------------
   F&G Life - On September 28, 2001, we completed the sale of our life insurance company, Fidelity and Guaranty Life Insurance Company, and its subsidiary, Thomas Jefferson Life, (together, "F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million in shares of Old Mutual stock. Pursuant to the sale

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


                  Consolidated Highlights (continued)
                  ----------------------------------

   agreement, we must hold the Old Mutual stock received for one year after the closing of the transaction. The proceeds from the sale of F&G Life are subject to possible adjustment based on the movement of the market price of Old Mutual's stock at the end of the one-year period. The amount of possible adjustment will be determined by a derivative "collar" agreement included in the sale agreement. If the market value of the Old Mutual stock exceeds $330 million on Sept. 28, 2002, we are required to remit to Old Mutual either cash or Old Mutual shares in the amount representing the excess over $330 million. If the market value of the Old Mutual shares is less than $300 million on that date, we will receive either cash or Old Mutual shares in the amount representing the deficit below $300 million, up to $40 million. At March 31, 2002, the market value of the Old Mutual shares was $276 million, compared with $242 million at Dec. 31, 2001. The $34 million increase in market value since Dec. 31, 2001 was recorded as a component of unrealized appreciation of investments, net of taxes, in shareholders' equity. The collar's estimated fair value was $12 million at March 31, 2002, down from $17 million at Dec. 31, 2002. The collar qualifies for derivative accounting treatment under provisions of SFAS No. 133; consequently, the fair value of the collar agreement is recorded as an asset on our balance sheet. The $5 million decline in value was recorded as a component of discontinued operations, net of taxes, on our statement of income for the three months ended March 31, 2002.

   Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (Economy), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are incurred. As of March 31, 2002, our analysis indicated that we will owe Metropolitan approximately $7 million related to the reserve guarantee, an estimate that was unchanged from our estimate at Dec. 31, 2001. (We recorded a pretax expense equal to that amount in discontinued operations in 2001 related to the reserve guarantee). In the first quarters of 2002 and 2001, we recorded pretax losses of $2 million and $12 million, respectively, in discontinued operations, related to pre-sale claims.

   Subsequent Event - Announcement of Intention to Transfer Ongoing Reinsurance Operations to Bermuda-Based Reinsurer
   ----------------------------------------------------------------
   On April 25, 2002, we announced that we plan to transfer our ongoing reinsurance operations to a newly formed Bermuda-based reinsurer, Platinum Underwriters Holdings, Ltd. ("Platinum"). Platinum intends to offer to the public 75.1% of its common shares. We will transfer to Platinum certain renewal opportunities and tangible and intangible assets of our reinsurance operation, St. Paul Re, and enter into various agreements with Platinum and its subsidiaries, in exchange for a 24.9% interest in the common shares of Platinum, which will have 9.9% of the voting rights. A registration statement for the offering was filed with the U.S. Securities and Exchange Commission on April 25, 2002. Platinum's offering is expected to close early in the third quarter of 2002, subject to regulatory approvals and market conditions. We expect the transaction, which is subject to market and other conditions, to result in a net realized capital gain, the amount of which will depend on the results of the offering.

   At the time of the closing of the offering, Platinum will reinsure St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited for certain reinsurance contracts incepting in 2002. Platinum will not reinsure the reinsurance liabilities of St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited relating to reinsurance contracts incepting prior to January 1, 2002. We will retain the reserves related to those liabilities.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

   Critical Accounting Policies
   ----------------------------
   Overview - The St. Paul Companies, Inc. is a holding company with subsidiaries operating in the property-liability insurance industry and the asset management industry. We combine our financial statements with those of our subsidiaries and present them on a consolidated basis in accordance with U.S. generally accepted accounting principles.

   We make estimates and assumptions that can have a significant effect on the amounts that we report in our financial statements. The most significant estimates relate to our reserves for property-liability insurance losses and loss adjustment expenses. We continually review and analyze our estimates, but actual results may turn out to be significantly different than we expected when the estimates were made. We believe the process of estimating loss and loss adjustment expense reserves for those lines of business we have placed in runoff involves an increased level of risk and uncertainty due to regulatory and other business considerations.

   As described on page 25 of this report, in the first quarter of 2002, we adopted a new standard relating to accounting for goodwill and intangible assets.

   In our investment portfolio, we continually monitor the difference between our cost and the estimated fair value of investments. If any experience a decline in value that we believe is other than temporary, we write down the investment for the decline and record a realized loss on our statement of operations.

   Property-Liability Operations - Premiums on insurance policies we sell are our largest source of revenue, and we recognize the premiums as revenue evenly over the term of the policy. Our insurance reserves are our largest liability, and reflect our estimate of claims reported but not yet paid, and claims incurred but not yet reported to us. The costs related to writing a policy are amortized over the same period the related premiums are recognized as revenue. Reinsurance accounting is followed when risk transfer requirements have been met. These requirements involve significant assumptions being made related to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms.

   Asset Management Operations - We are the 77% owner of The John Nuveen Company, which comprises our asset management segment. We consolidate 100% of Nuveen's revenues, expenses, assets and liabilities, with reductions on the statement of operations and balance sheet for minority shareholders' proportionate interest in Nuveen's earnings and equity.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


                     Property-Liability Insurance
                     ----------------------------

   Overview
   --------
   Our first-quarter 2002 consolidated written premiums of $2.11 billion were 14% higher than comparable 2001 premiums of $1.85 billion. Strong growth in our Specialty Commercial, Commercial Lines Group, and Surety and Construction segments was partially offset by premium declines in our Health Care and Lloyd's and Other segments, where our runoff operations are concentrated. In our U.S. commercial insurance operations, price increases averaged 25% in the first three months of 2002, while business retention levels remained strong. We expect the favorable pricing environment to continue throughout the remainder of 2002.

   In the first quarter of 2002, we were not party to an all-lines, corporate aggregate excess-of-loss reinsurance treaty. In the preceding three years, cessions made under such treaties had a significant impact on our reported financial results for certain periods. In 2001, we were party to such a treaty that we entered into effective January 1 of that year, but coverage under that treaty was not triggered in the first quarter and the impact of the treaty on our first quarter results was limited to cessions of a modest amount of deposit premiums to our reinsurer. Our Reinsurance segment, St. Paul Re, was party to a separate aggregate excess-of-loss treaty, unrelated to the corporate treaty, in both 2002 and 2001. In the first quarter of 2002, coverage was not triggered under that treaty, but St. Paul Re ceded $4 million of net written and earned deposit premiums to its reinsurer. In the first quarter of 2001, St. Paul Re ceded $3 million of written and earned premiums and $26 million of insurance losses and loss adjustment expenses under that treaty, for a net pretax benefit of $23 million.

   Our reported consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 72.0 for the first quarter of 2002, compared with a reported loss ratio of 72.7 in the same 2001 period. Excluding the benefit of the Reinsurance segment treaty in 2001, the first-quarter 2001 loss ratio was 74.1. The improvement in 2002 was concentrated in our Health Care and Reinsurance segments and reflected the initial impact of our strategic initiative to exit unprofitable market sectors. Our results in the first quarter of both years benefited from the absence of significant catastrophe losses.

   Our reported consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 27.9 for the first quarter of 2002, compared with the 2001 first-quarter ratio of 31.1. The significant improvement reflected the effects of strong written premium growth and our aggressive expense reduction efforts in recent years, including the strategic initiatives implemented near the end of 2001.

   The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis). In the fourth quarter of 2001, we implemented a new segment reporting structure for our property-liability underwriting operations. Data for first-quarter 2001 in the table have been reclassified to be consistent with the new segment reporting structure.

   Following the table is a detailed discussion of the results for each segment. In those discussions, we sometimes use the term "prior accident year loss development" (or similar terms) which refers to an increase or decrease in losses recorded in the current year that relate to business underwritten prior to 2002. Similarly, we sometimes refer to "current accident year loss development" (or similar terms), which refers to losses recorded on business written in 2002.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued

               Property-Liability Insurance (continued)
               ---------------------------------------

                                                         Three Months
                                                        Ended March 31
                                                        --------------
       (Dollars in millions)                            2002      2001
        -------------------                             ----      ----

        Specialty Commercial
          Written premiums                     27%*     $576      $456
          Underwriting result                             $4       $(9)
          Combined ratio                                99.3     102.2

        Commercial Lines Group
          Written premiums                     24%*     $505      $430
          Underwriting result                             $2       $77
          Combined ratio                                97.8      75.4

        Surety and Construction
          Written premiums                     17%*     $348      $264
          Underwriting result                             $4       $20
          Combined ratio                                94.5      90.2

        Health Care
          Written premiums                      7%*     $147      $177
          Underwriting result                             $3     $(130)
          Combined ratio                               105.6     170.8

        Lloyd's and Other
          Written premiums                      3%*      $68       $98
          Underwriting result                           $(39)     $(24)
          Combined ratio                               143.0     124.1
                                             ----     ------    ------
             Total Primary Insurance
              Written premiums                 78%*   $1,644    $1,425
              Underwriting result                       $(26)     $(66)
              Combined ratio                           101.8     104.0


        Reinsurance
          Written premiums                     22%*     $463      $421
          Underwriting result                            $15      $(21)
          Combined ratio                                92.2     101.6
                                             ----     ------    ------

             Total Insurance
              Written premiums                100%    $2,107    $1,846
                                             ====     ======    ======
              Underwriting result                       $(11)     $(87)
                                                      ======    ======

        Statutory combined ratio:
          Loss and loss adjustment expense ratio        72.0      72.7
          Underwriting expense ratio                    27.9      31.1
                                                      ------    ------
              Combined ratio                            99.9     103.8
                                                      ======    ======

           * Percentage of total.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    Management's Discussion, Continued


                 Property-Liability Insurance (continued)
                 ---------------------------------------

   Underwriting Results by Segment
   -------------------------------

   Specialty Commercial
   --------------------
   The Specialty Commercial segment includes the following 11 business centers: Technology, Financial and Professional Services, Ocean Marine, Catastrophe Risk, Public Sector Services, Discover Re, Umbrella/Excess & Surplus Lines, Oil and Gas, Transportation, National Programs and International Specialty. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served. The following table summarizes results for this segment for the first quarters of 2002 and 2001.

                                                       Three Months
                                                      Ended March 31
                                                      --------------
         (Dollars in millions)                        2002      2001
          -------------------                         ----      ----
         Net written premiums                         $576      $456
            Percentage increase over 2001               26%

         Underwriting result                            $4       $(9)

         Statutory combined ratio:
           Loss and loss adjustment expense ratio     73.8      75.6
           Underwriting expense ratio                 25.5      26.6
                                                     -----     -----
              Combined ratio                          99.3     102.2
                                                     =====     =====

   The strong premium growth in 2002 was driven by price increases that averaged 24% across the entire segment. The following discussion summarizes results from several of the largest business centers in this segment.

  - Financial & Professional Services - Written premiums of $116 million in the first quarter of 2002 grew 23% over the same 2001 period, driven by price increases averaging 28%. The loss ratio of 79.0 in 2002 improved slightly over the comparable 2001 ratio of 79.6.

  - Technology - Premium volume of $99 million grew 6% over the first quarter of 2001. Price increases averaged 18% in the first quarter. The loss ratio was 68.5 in 2002, compared with the 2001 first-quarter ratio of 53.7. Deterioration in prior accident year loss experience was the primary factor driving the increase in the loss ratio.

  -    Public Sector - Written premiums totaled $65 million in
       2002, up 30% from the same period of 2001 due to a combination of new business and price increases that averaged 19% in the first three months of 2002. The loss ratio rose from 71.1 in 2001 to 74.2 in 2002, primarily due to deterioration in prior accident year loss experience.

            THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Management's Discussion, Continued


              Property-Liability Insurance (continued)
              ---------------------------------------

  - International Specialty - Premium volume of $64 million in 2002 grew 15% over the 2001 first-quarter total, with the increase entirely due to price increases that averaged in excess of 40% in the international markets where we operate. As part of the strategic initiatives announced at the end of 2001, we are now limiting our ongoing international business to Canada, the United Kingdom and Ireland. The first-quarter loss ratio in this business center improved by over 17 points to 80.1, reflecting the initial impact of our decision to exit those international markets where we lacked the scale to produce profitable results.

  - Umbrella/Excess & Surplus Lines - Price increases averaging 45% and new business combined to produce first-quarter 2002 written premiums of $61 million, an increase of $42 million over the same period of 2001. The first-quarter loss ratio of 71.4 was slightly worse than the comparable 2001 ratio of 70.5.


   Commercial Lines Group
   ----------------------
   The Commercial Lines Group ("CLG") segment includes our Small Commercial, Middle Market Commercial and Large Accounts business centers, as well as the results of our limited involvement in insurance pools. The Small Commercial business center serves small businesses such as retailers, wholesalers, service companies, professional offices, manufacturers and contractors. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of commercial enterprises where annual insurance costs range from $75,000 to $1 million. The Large Accounts business center offers insurance programs to larger commercial businesses that are willing to share insurance risk through significant deductibles and self-insured retentions. The following table summarizes results for this segment for the first quarters of 2002 and 2001.

                                                       Three Months
                                                      Ended March 31
                                                      --------------
         (Dollars in millions)                        2002      2001
          -------------------                         ----      ----

         Net written premiums                         $505      $430
            Percentage increase over 2001               18%

         Underwriting result                            $2       $77

         Statutory combined ratio:
           Loss and loss adjustment expense ratio     68.7      44.3
           Underwriting expense ratio                 29.1      31.1
                                                     -----     -----
             Combined ratio                           97.8      75.4
                                                     =====     =====

   The strong growth in written premium volume over 2001 was primarily driven by price increases, which averaged 22% in the first quarter, and to a lesser extent, new business. Premiums of $172 million in the Small Commercial business center grew 18% over the first quarter of 2001. We have identified the small commercial marketplace as one providing significant potential for profitable growth, and we are in the process of building a field organization

            THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Management's Discussion, Continued


              Property-Liability Insurance (continued)
              ---------------------------------------

   throughout the United States to better serve these customers. In the Middle Market Commercial business center, premium volume of $296 million in the first quarter was 16% higher than the same period of 2001. Large Accounts' written premiums of $19 million in the first quarter of 2002 grew 4% over comparable premium volume in the same period of 2001.

   The reported loss ratio and underwriting profit in the CLG segment in last year's first quarter were unusually favorable due to the impact of a $100 million reduction in previously established reserves. Those reserves pertained to certain business written in years prior to 1989, and were reduced based on actuarial analyses, which indicated that ultimate losses on that business would fall short of the established reserves. Excluding the reserve reduction, the CLG loss ratio in last year's first quarter was 71.8 and the underwriting loss was $23 million, both significantly worse than 2002 first-quarter results. Current accident year results in 2002 for both the Small and Middle Market Commercial business centers improved over comparable results in 2001, reflecting the impact of price increases and an improvement in the quality of our book of business. The two-point improvement in the expense ratio compared with last year's first quarter reflected the impact of our cost-saving initiatives in recent years, as well as the significant growth in written premium volume. The first-quarter 2002 expense ratio was 1.6 points better than the fourth-quarter 2001 ratio (as adjusted to exclude the effects of aggregate excess-of-loss reinsurance in the 2001 quarter).


   Surety and Construction
   -----------------------
   Our Surety business center underwrites predominantly contract surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Our Construction business center provides insurance products and services to a broad range of contractors and owners of construction projects. The following table summarizes key financial data for this segment for the first three months of 2002 and 2001.

                                                       Three Months
                                                      Ended March 31
                                                      --------------
         (Dollars in millions)                        2002      2001
          -------------------                         ----      ----

         Net written premiums                         $348      $264
            Percentage increase over 2001               32%

         Underwriting result                            $4       $20

         Statutory combined ratio:
           Loss and loss adjustment expense ratio     63.3      54.0
           Underwriting expense ratio                 31.2      36.2
                                                     -----     -----
              Combined ratio                          94.5      90.2
                                                     =====     =====

   The strong increase in premium volume over 2001 was centered in the Construction business center, where premiums of $238 million grew 50% over comparable 2001 volume of $159 million. Price increases averaged 28% for Construction business in the first quarter of 2002, and business retention levels and new business volume were strong. Surety premium volume of $110 million in 2002 increased 5% over the first quarter of 2001, with the growth

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


               Property-Liability Insurance (continued)
               ---------------------------------------

   primarily due to new business resulting from our acquisition in late 2001 of the right to seek to renew surety bond business previously underwritten by Fireman's Fund Insurance Company. Our Surety operation, the largest in the world based on premium volume, has maintained a conservative risk profile over the last two years in anticipation of, and the subsequent occurrence of, an economic slowdown in both the United States and Mexico. We anticipate the acquisition of London Guarantee in March 2002 to contribute to further growth in our Surety operation during the remainder of 2002.

   The Surety business center accounted for the decline in underwriting profits in this segment compared with the first quarter of 2001. Surety's loss ratio of 43.4 was over twelve points worse than the 2001 first-quarter ratio of 31.3, primarily due to deterioration in current-year loss experience. Despite that deterioration, however, Surety's operations remained profitable, posting a $3 million underwriting profit in 2002, compared with a profit of $17 million in the same 2001 period. Construction's first-quarter loss ratio of 74.2 was worse than the comparable 2001 ratio of 72.0, due to a slight deterioration in prior-year loss experience. The five-point improvement in expense ratios quarter-over-quarter reflected the combined impact of strong written premium growth and the continued success of expense reduction initiatives.


   Health Care
   -----------
   Our Health Care segment historically has provided property-liability insurance throughout the entire health care delivery system. In late 2001, we announced our intention to exit the medical liability insurance market, subject to applicable regulatory requirements. As a result, we consider the entire segment to be in runoff in 2002. The following table summarizes key financial data for the Health Care segment for the first quarters of 2002 and 2001.

                                                       Three Months
                                                      Ended March 31
                                                      --------------
         (Dollars in millions)                        2002      2001
                                                      ----      ----

         Net written premiums                         $147      $177
            Percentage decline from 2001               (17%)

         Underwriting result                            $3     $(130)

         Statutory combined ratio:
           Loss and loss adjustment expense ratio     82.0     146.7
           Underwriting expense ratio                 23.6      24.1
                                                     -----     -----
              Combined ratio                         105.6     170.8
                                                     =====     =====

   Written premiums in the first quarter of 2002 primarily consisted of premiums generated by extended reporting endorsements, which we are required to offer to physicians and surgeons at the time their policies are nonrenewed. These endorsements cover losses incurred in prior periods that have not yet been reported. Unlike typical policies, premiums on these endorsements are fully earned, and the expected losses are recorded, at the time the endorsement is written. Our exit of the medical liability market is proceeding as planned when we announced the action at the end of 2001. As of March 31, 2002, we had obtained regulatory approval to cease underwriting new business in all

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 Management's Discussion, Continued


               Property-Liability Insurance (continued)
               ---------------------------------------

   but two states, and had begun the process of nonrenewing policies where such approval had been obtained. The two states where regulatory approval is pending accounted for approximately 6% of net written premium volume in the Health Care segment for the year ended Dec. 31, 2001. We anticipate net written premium volume of approximately $400 million in the Health Care segment for the full year of 2002, with reporting endorsement premiums expected to account for the majority of that total.

   The improvement in underwriting results in the first quarter of 2002 compared with the same 2001 period reflected the impact of our decision to exit this market and the absence of significant adverse prior-year loss development. In the year ended Dec. 31, 2001, we recorded cumulative pretax provisions of $735 million to strengthen prior accident year loss reserves in this segment, of which $91 million was recorded in the first quarter of 2001. In addition, 2002 results included a cumulative $20 million pretax benefit resulting from the commutation of a reinsurance contract and the reduction of premium deficiency reserves.


   Lloyd's and Other
   -----------------
   Our Lloyd's and Other segment consists of the following components: our operations at Lloyd's, where we provide capital to five underwriting syndicates and own a managing agency; our participation in the insuring of the Lloyd's Central Fund, which would be utilized if an individual member of Lloyd's were to be unable to pay its share of a syndicate's losses; and results from Unionamerica, a London-based insurance operation we acquired in April 2000 as part of our purchase of MMI Companies, Inc. In late 2001, we announced that we would cease underwriting certain business through Lloyd's beginning in 2002, and would, when current contractual commitments expire in 2003, end our involvement in the insuring of the Lloyd's Central Fund. At Unionamerica, we ceased underwriting new business in late 2000 except for that business we are contractually obligated to underwrite through 2004. The following table summarizes this segment's results for the first quarters of 2002 and 2001.

                                                        Three Months
                                                       Ended March 31
                                                       --------------
         (Dollars in millions)                         2002      2001
          -------------------                          ----      ----

         Net written premiums                           $68       $98
            Percentage decline from 2001                (31%)

         Underwriting result                           $(39)     $(24)

         Statutory combined ratio:
           Loss and loss adjustment expense ratio     103.9      86.1
           Underwriting expense ratio                  39.1      38.0
                                                      -----     -----
              Combined ratio                          143.0     124.1
                                                      =====     =====

   Our ongoing business in the Lloyd's and Other segment in the first quarter of 2002 consisted of the following coverages offered through our involvement at Lloyd's: aviation, marine, financial and professional services, property insurance, kidnap and ransom, accident and health, creditor and other personal specialty products. The 31% decline in premium volume in 2002 reflected the impact of our reduced involvement at Lloyd's and a decrease in premiums generated by Unionamerica. On the business we continued to underwrite through Lloyd's in the first quarter of 2002, price increases averaged 55%.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


               Property-Liability Insurance (continued)
               ---------------------------------------

   Our operations at Lloyd's accounted for the majority of the deterioration in underwriting results compared with the first quarter of 2001, with Unionamerica also contributing to a lesser extent. Provisions to strengthen prior-year reserves were the primary factor in underwriting losses in this segment in the first quarter of both years. We are continuing to review the role of our operations at Lloyd's in our long-term corporate strategy. In April 2002, we announced that in addition to the steps undertaken near the end of 2001, we would further narrow the focus of our operations at Lloyd's to four key product lines: marine, personal lines, property and aviation.


   Reinsurance
   -----------
   Our Reinsurance segment ("St. Paul Re") underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of coverage, and also underwrites "nontraditional" reinsurance, which provides limited traditional underwriting risk combined with financial risk protection. In late 2001, we announced our intention to cease underwriting certain types of reinsurance coverages in 2002, as described in more detail on page 24 of this report. The following table summarizes key financial data for the Reinsurance segment for the first quarters of 2002 and 2001, excluding the impact of the aggregate excess-of-loss reinsurance treaty exclusive to this segment that is described on page 28 of this report.

                                                        Three Months
                                                       Ended March 31
                                                       --------------
         (Dollars in millions)                         2002      2001
          -------------------                          ----      ----

         Net written premiums                          $467      $424
            Percentage increase over 2001                10%

         Underwriting result                            $19      $(44)

         Statutory combined ratio:
           Loss and loss adjustment expense ratio      64.7      75.4
           Underwriting expense ratio                  26.7      33.8
                                                      -----     -----
              Combined ratio                           91.4     109.2
                                                      =====     =====

   Premium growth resulted from price increases that averaged approximately 30% on business renewed on January 1 of this year. In the first three months of 2002, terms and conditions for reinsurance coverages continued to tighten, and rate increases continued to accelerate, amid heightened demand for reinsurance coverages from primary insurers. Our total reinsurance exposures declined significantly compared with the first quarter of 2001 due to our more narrow business profile resulting from the actions announced in late 2001. Our Reinsurance segment now focuses almost exclusively on property catastrophe reinsurance, excess-of-loss casualty reinsurance, marine reinsurance and traditional finite reinsurance.

   St. Paul Re's underwriting result in the first three months of 2002 benefited from the significant price increases and its emphasis on those lines of business that it believes offer the greatest potential for profitable results. In addition, we recorded a net reduction of $9 million in losses related to catastrophes occurring in prior years. In the first quarter of 2001, the primary sources of St. Paul Re's underwriting loss were the sinking of the Petrobras oil platform, and a provision to strengthen insurance reserves for North American casualty business.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


               Property-Liability Insurance (continued)
               ---------------------------------------

   As discussed in more detail on page 26 of this report, in April 2002, we announced our intention to transfer our ongoing reinsurance operations to a newly formed Bermuda-based reinsurer, Platinum Underwriters Holdings, Ltd. Platinum intends to offer to the public 75.1% of its common shares. We will transfer certain renewal opportunities and tangible and intangible assets of St. Paul Re to Platinum and enter into various agreements with Platinum and its subsidiaries, in exchange for a 24.9% interest in the common shares of the new company.


   Investment Operations
   ---------------------
   First-quarter 2002 pretax net investment income in our property-liability insurance operations totaled $290 million, $40 million below the same period of 2001. Last year's first-quarter total was unusually high due to $22 million of income generated by the development of certain properties in our real estate investment portfolio. Our investment income in recent quarters has been negatively impacted by declining yields on new investments and a general reduction in the amount of funds available for investment due to significant cash payments for insurance losses and loss adjustment expenses, particularly in our Health Care, Reinsurance and Lloyd's and Other segments. In addition, we made cumulative premium payments totaling $639 million between the fourth quarter of 1999 and the first quarter of 2001 related to our corporate reinsurance program. Since the end of 1999, average new money rates on taxable and tax-exempt securities have fallen from 7.2% and 5.4%, respectively, to 6.0% and 3.5%, respectively, at March 31, 2002.

   Pretax realized investment losses in our property-liability insurance operations totaled $39 million in the first quarter of 2002, compared with realized gains of $52 million in the same 2001 period. Losses in 2002 were concentrated in our venture capital portfolio. Pretax realized gains in 2001 included a gain of $77 million on the sale of our investment in RenaissanceRe Holdings Ltd., a Bermuda-based reinsurer.

   The market value of our $16.0 billion fixed maturities portfolio exceeded its cost by $393 million at March 31, 2002. Approximately 96% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.5% at March 31, 2002, down from 6.9% a year ago.


                 Environmental and Asbestos Claims
                 ---------------------------------

   We continue to receive claims, including through lawsuits, alleging injury or damage from environmental pollution or seeking payment for the cost to clean up polluted sites. We also receive asbestos injury claims, including through lawsuits, arising out of coverages under general liability policies. The vast majority of these claims arise from policies written many years ago. Significant legal issues, primarily pertaining to the scope of coverage, complicate the determination of our alleged liability for both environmental and asbestos claims.

   In our opinion, court decisions in certain jurisdictions have tended to broaden insurance coverage for both environmental and asbestos matters beyond the intent of the original insurance policies.

   Our ultimate liability for environmental claims is difficult to estimate because of these legal issues. Insured parties are seeking recovery for losses not covered in their respective insurance policies, and the ultimate resolution of these claims may be subject to lengthy litigation, making it difficult to estimate our potential liability. In addition, variables, such as the length of time necessary to clean up a polluted site and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


             Environmental and Asbestos Claims (continued)
             --------------------------------------------

   Estimating the ultimate liability for asbestos claims is more difficult. The primary factors influencing our estimate of the total cost of these claims are case law and a history of prior claim development, both of which continue to evolve and are complicated by aggressive litigation against insurers, including us. Estimating ultimate liability is also complicated by the difficulty of assessing what rights, if any, we may have to seek contribution from other insurers of any policyholder.

   As a result of developments in the asbestos litigation environment generally, we have determined that it is desirable to seek more aggressively early resolutions of certain pending asbestos-related litigations. As a result, we have decided where possible to seek to resolve these matters while continuing to vigorously assert defenses in pending litigations. We intend to take a similar approach to environmental litigations. The resolution of one or more of these litigations may require us to make substantial payments and/or to become responsible for substantial contingent payments. These payments may be material to our results of operations, but we do not believe they will have a material effect on our liquidity or overall financial position.

   The following table represents a reconciliation of total gross and net environmental reserve development for the three months ended March 31, 2002, and the years ended Dec. 31, 2001 and 2000. Amounts in the "net" column are reduced by reinsurance recoverables.

                              2002
  Environmental          (three months)        2001            2000
  -------------           ------------     ------------     ------------
  (In millions)           Gross    Net     Gross    Net     Gross    Net
   -----------            -----   ----     -----   ----     -----   ----
 Beginning reserves        $582   $507      $665   $563      $698   $599
  Incurred losses            (1)    (1)        1     18        25     14
  Paid losses               (10)    (9)      (84)   (74)      (58)   (50)
                           ----   ----      ----   ----      ----   ----
  Ending reserves          $571   $497      $582   $507      $665   $563
                           ====   ====      ====   ====      ====   ====

   The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 2002, and the years ended Dec. 31, 2001 and 2000.

                              2002
  Asbestos               (three months)        2001            2000
  --------                ------------     ------------     ------------
  (In millions)           Gross    Net     Gross    Net     Gross    Net
   -----------            -----   ----     -----   ----     -----   ----
 Beginning reserves        $478   $367      $397   $299      $398   $298
  Incurred losses             1      -       133    110        41     33
  Paid losses               (16)   (12)      (52)   (42)      (42)   (32)
                           ----   ----      ----   ----      ----   ----
  Ending reserves          $463   $355      $478   $367      $397   $299
                           ====   ====      ====   ====      ====   ====

   Our reserves for environmental and asbestos losses at March 31, 2002 represent our best estimate of our ultimate liability for such losses, based on all information currently available.
   Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek more aggressively early resolutions of certain pending asbestos and environmental related litigations. Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

   Total gross environmental and asbestos reserves at March 31, 2002, of $1.03 billion represented approximately 5% of gross consolidated reserves of $22.1 billion.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


                           Asset Management
                           ----------------

   Our asset management segment consists of our 77% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds, exchange-traded funds and defined portfolios through financial advisors serving the affluent, high net worth and institutional market segments. Highlights of Nuveen's performance for the first quarters of 2002 and 2001 were as follows:

                                              Three Months
                                             Ended March 31
                                             --------------
       (In millions)                         2002      2001
        -----------                          ----      ----
         Revenues                            $ 94      $ 87
         Expenses                              45        42
                                             ----      ----
            Pretax earnings                    49        45
         Minority interest                    (11)      (10)
                                             ----      ----
         The St. Paul's share
          of pretax earnings                 $ 38      $ 35
                                             ====      ====

         Assets under management          $69,538   $61,289
                                           ======    ======


   Nuveen's total revenues in the first quarter of 2002 grew 8% over the same period of 2001, primarily due to an increase in investment advisory fees. Gross sales of $3.4 billion in the first quarter of 2002 included $1.8 billion of retail and institutional managed accounts and $1.1 billion of closed-end exchange-traded funds. Institutional account sales in 2002 grew significantly over those in the first quarter of 2001, due to Nuveen's acquisition in July 2001 of Symphony Asset Management LLC, an institutional investment management firm. Total gross sales in the first quarter of 2001 totaled $3.8 billion.
   Nuveen's specialty focus on risk management and tax-sensitivity in equity and fixed-income securities contributed to earnings growth amid persistent market and economic uncertainties. Nuveen's net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) during the first quarter of 2002 totaled $1.9 billion, compared with net flows of $2.6 billion in the first quarter of 2001.

   Managed assets at the end of the first quarter consisted of $33.0 billion of exchange-traded funds, $19.2 billion of retail managed accounts, $5.6 billion of institutional managed accounts and $11.7 billion of mutual funds. The significant increase in managed assets over the same time a year ago was partially due to Nuveen's acquisition of Symphony, which added approximately $4 billion in managed assets.

                          Capital Resources
                          -----------------

   Common shareholders' equity of $5.05 billion at March 31, 2002 declined slightly from the year-end 2001 total of $5.06 billion, as our net income of $139 million in the first quarter was more than offset by dividends declared on our common stock and a decline in the unrealized appreciation of our investment portfolio. We did not repurchase any of our common shares during the first three months of 2002.

   Total debt outstanding at March 31, 2002 of $2.26 billion increased by $130 million over the year-end 2001 total of $2.13 billion, largely due to the issuance of $500 million of 5.75% senior notes in March 2002. Proceeds from the notes, which mature in 2007, were primarily used to repay a portion of our commercial paper outstanding. Our ratio of total debt to total capitalization of 27% at the end of the first quarter increased slightly over the year-end 2001 ratio of 26%. Net interest expense related to debt totaled $25 million in the first quarter of 2002, compared with $30 million in the same period of 2001. Preferred distribution expense related to mandatorily redeemable preferred securities totaled $18 million in the first quarter of 2002, compared with $7 million in the same 2001 period. The increase was due to the issuance of $575 million of 7.6% mandatorily redeemable preferred securities in November 2001.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  Management's Discussion, Continued


                     Capital Resources (continued)
                     ----------------------------

   Capital expenditures that we might consider during the remainder of 2002 include acquisitions of existing businesses consistent with our commercial insurance focus, and repurchases of our common stock. As of May 11, 2002 we had the capacity to make up to approximately $89 million in common stock repurchases under a repurchase program authorized by our board of directors in February 2001. We repurchase our shares in the open market and through private transactions when we deem such repurchases to be a prudent use of capital.

   The company's ratio of earnings to fixed charges was 4.90 the first three months of 2002, compared with 7.73 for the same period of 2001. The company's ratio of earnings to combined fixed charges and preferred stock dividend requirements was 4.58 for the first three months of 2002, compared with 7.15 for the same period of 2001. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


                              Liquidity
                              ---------

   Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. In our insurance operations, short-term cash needs primarily consist of funds to pay insurance losses and loss adjustment expenses and day-to-day operating expenses.
   Those needs are met through cash provided from operations, which primarily consist of insurance premiums collected and investment income.

   Net cash flows provided by continuing operations totaled $96 million in the first quarter of 2002, compared with cash used by continuing operations of $194 million in the same period of 2001. Written premium growth of 14% significantly outpaced the 3% growth in losses and loss adjustment expenses paid in the first quarter of 2002, contributing to the improvement in cash flows over 2001. In addition, we made no premium payments related to our corporate reinsurance program in the first three months of 2002, whereas such payments totaled $156 million in the same 2001 period. Net loss payments related to the September 11, 2001 terrorist attack totaled $85 million in the first quarter of 2002.

   We expect operational cash flows during the remainder of 2002 to continue to be negatively impacted by insurance losses and loss adjustment expenses payable related to the September 11, 2001 terrorist attack, as well as losses payable related to our operations in runoff. Excluding these factors, however, we expect improvement in operational cash flows as a result of continuing price increases in our ongoing insurance segments and expense reductions throughout our operations. We believe our financial strength provides us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis should the need arise.


   Impact of Accounting Pronouncements to be Adopted in the Future
   ---------------------------------------------------------------

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

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

   Item 2.   Changes in Securities.
              Not applicable.

   Item 3.   Defaults Upon Senior Securities.
              Not applicable.

   Item 4.   Submission of Matters to a Vote of Security Holders.

               The St. Paul's annual shareholders' meeting was held on May 7, 2002.

            (1) All fifteen persons nominated for directors by the
                board of directors were named in proxies for the meeting which were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the nominees as listed in the proxy statements. All fifteen nominees were elected by the following votes:

                                            In favor           Withheld
                                          -----------          --------
          H. Furlong Baldwin              188,544,771          2,940,916
          Carolyn H. Byrd                 188,680,642          2,805,045
          John H. Dasburg                 188,498,918          2,986,769
          Janet M. Dolan                  189,640,308          1,845,379
          Kenneth M. Duberstein           189,438,888          2,046,799
          Jay S. Fishman                  165,685,874         25,799,813
          Lawrence G. Graev               189,566,116          1,919,571
          Pierson M. Grieve               189,484,269          2,001,418
          Thomas R. Hodgson               188,729,190          2,756,497
          David G. John                   188,724,682          2,761,005
          William H. Kling                189,524,775          1,960,912
          John A. MacColl                 189,295,119          2,190,568
          Bruce K. MacLaury               188,635,354          2,850,333
          Glen D. Nelson                  189,612,807          1,872,879
          Gordon M. Sprenger              189,573,842          1,911,845

          (2)  By a vote of 187,008,854 in favor, 3,533,145
               against and 848,298 abstaining, the shareholders ratified the selection of KPMG LLP as the independent auditors for The St. Paul.

          (3)  By a vote of 156,557,749 in favor, 33,265,420
               against and 1,567,128 abstaining, the shareholders approved The St. Paul's Senior Executive
               Performance Plan.


   Item 5.   Other Information.
              Not applicable.

   Item 6.   Exhibits and Reports on Form 8-K.
            (a) Exhibits.  An Exhibit Index is set forth as the
                last page in this document.

            (b) Reports on Form 8-K.

               1) The St. Paul filed a Form 8-K Current
                  Report dated March 5, 2002, containing the following documents for The St. Paul for the year ended Dec. 31, 2001: Management's Discussion and Analysis of Financial Condition and Results of Operations; Six-year Summary of Selected Financial Data; Statement Regarding Management's Responsibility for Financial Statements; Independent Auditor's Report; Consolidated Financial Statements; Notes to Consolidated Financial Statements; and Consent of Independent Auditors.

               2) The St. Paul filed a Form 8-K Current
                  Report dated March 7, 2002 related to the issuance of $500 million of Senior Notes due in 2007.

               3) The St. Paul filed a Form 8-K Current
                  Report dated April 25, 2002 related to the announcement of The St. Paul's intent to transfer its ongoing reinsurance operation to a newly formed Bermuda-based reinsurer, Platinum
                  Underwriters Holdings, Ltd.




                          SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                               ---------------------------
                                       (Registrant)


Date:  May 15, 2002                 By  Bruce A. Backberg
       ------------                     -----------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                        (Authorized Signatory)


Date:  May 15, 2002                 By  John C. Treacy
       ------------                     --------------
                                        John C. Treacy
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                         EXHIBIT INDEX
                         -------------
Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*.......................................

(3)  (i) Articles of incorporation*......................................
     (ii) By-laws*.......................................................

(4)  Instruments defining the rights of security holders,
        including indentures*............................................

(10) Material contracts
     (a) Senior Executive Performance Plan**.............................(1)

(11) Statement re computation of per share earnings**....................(1)

(12) Statement re computation of ratios**................................(1)

(15) Letter re unaudited interim financial information*..................

(18) Letter re change in accounting principles*..........................

(19) Report furnished to security holders*...............................

(22) Published report regarding matters submitted to
        vote of security holders*........................................

(23) Consents of experts and counsel*....................................

(24) Power of attorney*..................................................

(99) Additional exhibits*................................................


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