Form 10-Q
period 2002-06-30
ST PAUL COMPANIES INC /MN/
filed 2002-08-14
CIK 86312

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---             SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 2002
                                                    -------------
                                           or

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

    The number of shares of the Registrant's Common Stock, without par value, outstanding at August 9, 2002, was 226,318,181.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                               Page No.
PART I. FINANCIAL INFORMATION                                  --------

     Consolidated Statements of Income (Unaudited),
         Three and Six Months Ended June 30, 2002 and 2001         3


     Consolidated Balance Sheets, June 30, 2002
         (Unaudited) and December 31, 2001                         4


     Consolidated Statements of Shareholders' Equity,
         Six Months Ended June 30, 2002
         (Unaudited) and Twelve Months Ended
         December 31, 2001                                         6


     Consolidated Statements of Comprehensive Income
         (Unaudited), Six Months Ended June 30, 2002
         and 2001                                                  7


     Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 2002 and 2001                   8

     Notes to Consolidated Financial Statements
         (Unaudited)                                               9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                               25



PART II. OTHER INFORMATION

     Item 1 through Item 6                                        51

     Signatures                                                   52


EXHIBIT INDEX                                                     53

                          PART I     FINANCIAL INFORMATION
                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
        For the three months and six months ended June 30, 2002 and 2001
                      (In millions, except per share data)

                                    Three Months Ended      Six Months Ended
                                          June 30                June 30
                                    ------------------      ----------------
                                        2002      2001        2002      2001
                                      ------    ------      ------    ------
      Revenues:
        Premiums earned               $1,920    $1,743      $3,855    $3,371
        Net investment income            286       300         579       635
        Asset management                  89        85         179       170
        Realized investment
          gains (losses)                 (33)        7         (71)       83
        Other                             52        28          89        65
                                      ------    ------      ------    ------
           Total revenues              2,314     2,163       4,631     4,324
                                      ------    ------      ------    ------

      Expenses:
        Insurance losses and
         loss adjustment expenses      1,986     1,346       3,379     2,529
        Policy acquisition expenses      405       356         815       736
        Operating and administrative
          expenses                       287       328         605       628
                                      ------    ------      ------    ------
           Total expenses              2,678     2,030       4,799     3,893
                                      ------    ------      ------    ------
       Income (loss) from
        continuing operations
        before income taxes             (364)      133        (168)      431
       Income tax expense (benefit)     (146)       37         (98)      126
                                      ------    ------      ------    ------
       Income (loss) before
        cumulative effect of
        accounting change               (218)       96         (70)      305
       Cumulative effect of
        accounting change,
        net of taxes                       -         -          (6)        -
                                      ------    ------      ------    ------
       Income (loss) from
        continuing operations           (218)       96         (76)      305

      Discontinued operations:
       Operating loss, net of taxes        -         -           -        (1)
       Gain (loss) on disposal,
        net of taxes                      (5)        8         (14)        2
                                      ------    ------      ------    ------
        Income (loss) from
         discontinued operations,
         net of taxes                     (5)        8         (14)        1
                                      ------    ------      ------    ------
             Net income (loss)        $ (223)   $  104      $  (90)   $  306
                                      ======    ======      ======    ======

  Basic earnings (loss) per share:
   Income (loss) from
     continuing operations            $(1.07)   $ 0.43      $(0.41)   $ 1.37
   Discontinued operations,
     net of taxes                      (0.02)     0.04       (0.06)     0.01
                                      ------    ------      ------    ------
             Net income (loss)        $(1.09)   $ 0.47      $(0.47)   $ 1.38
                                      ======    ======      ======    ======
  Diluted earnings (loss) per share:
   Income (loss) from
     continuing operations            $(1.07)   $ 0.41      $(0.41)   $ 1.32
   Discontinued operations,
     net of taxes                      (0.02)     0.04       (0.06)     0.01
                                      ------    ------      ------    ------
             Net income (loss)        $(1.09)   $ 0.45      $(0.47)   $ 1.33
                                      ======    ======      ======    ======
   Dividends declared on
    common stock                      $ 0.29    $ 0.28      $ 0.58    $ 0.56
                                      ======    ======      ======    ======

        See notes to consolidated financial statements.

                      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     June 30, 2002 (unaudited) and December 31, 2001
                                      (In millions)




                                                          2002            2001
   Assets:                                             -------         -------
       Investments:
        Fixed maturities, at estimated fair value     $ 16,942          15,911
        Equities, at estimated fair value                  556           1,410
        Real estate and mortgage loans                     897             972
        Venture capital, at estimated fair value           821             859
        Securities on loan                                 644             775
        Short-term investments                           1,758           2,153
        Other investments                                   94              98
                                                       -------          ------
              Total investments                         21,712          22,178
       Cash                                                166             151
       Reinsurance recoverables:
          Unpaid losses                                  6,997           6,848
          Paid losses                                      323             351
       Ceded unearned premiums                             728             667
       Receivables:
          Insurance premiums                             3,085           3,123
          Interest and dividends                           256             260
          Other                                            198             246
       Deferred policy acquisition costs                   654             628
       Deferred income taxes                             1,303           1,248
       Office properties and equipment                     479             486
       Goodwill and intangible assets                      806             690
       Other assets                                      1,514           1,445
                                                       -------          ------
              Total Assets                            $ 38,221         $38,321
                                                       =======         =======


        See notes to consolidated financial statements.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (continued)
                    June 30, 2002 (unaudited) and December 31, 2001
                                    (In millions)




                                                          2002             2001
     Liabilities:                                      -------           ------
       Insurance reserves:
        Loss and loss adjustment expenses             $ 22,516          $22,101
          Unearned premiums                              4,105            3,957
                                                       -------           ------
              Total insurance reserves                  26,621           26,058
       Debt                                              2,122            2,130
       Payables:
          Reinsurance premiums                             948              943
          Accrued expenses and other                       787            1,036
       Securities lending collateral                       657              790
       Other liabilities                                 1,214            1,357
                                                       -------           ------
              Total Liabilities                         32,349           32,314
                                                       -------           ------
       Company-obligated mandatorily
        redeemable preferred securities of trusts
        holding solely subordinated
         debentures of the company                         889              893
                                                       -------           ------

     Shareholders' Equity:
       Preferred:
        SOP convertible preferred stock                    108              111
        Guaranteed obligation - SOP                        (48)             (53)
                                                       -------           ------
              Total Preferred Shareholders' Equity          60               58
                                                       -------           ------
       Common:
        Common stock                                     2,221            2,192
        Retained earnings                                2,304            2,500
        Accumulated other comprehensive
         income, net of taxes:
          Unrealized appreciation of investments           463              442
          Unrealized loss on foreign currency
           translation                                     (65)             (76)
          Unrealized loss on derivatives                     -               (2)
                                                       -------           ------
              Total accumulated other
               comprehensive income                        398              364
                                                       -------           ------
              Total Common Shareholders' Equity          4,923            5,056
                                                       -------           ------
              Total Shareholders' Equity                 4,983            5,114
                                                       -------           ------
              Total Liabilities, Redeemable
               Preferred Securities and
                 And Shareholders' Equity             $ 38,221          $38,321
                                                       =======          =======


       See notes to consolidated financial statements.

                     THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Six Months Ended June 30, 2002 (unaudited) and
                         Twelve Months Ended December 31, 2001
                                     (In millions)


                                                          2002             2001
                                                       -------           ------
     Preferred Shareholders' Equity:
        SOP convertible preferred stock:
           Beginning of period                        $    111          $   117
           Redemptions                                      (3)             (6)
                                                       -------           ------
              End of period                                108              111
                                                       -------           ------
        Guaranteed obligation - SOP:
           Beginning of period                             (53)             (68)
           Principal payments                                5               15
                                                       -------           ------
              End of period                                (48)             (53)
                                                       -------           ------
              Total preferred shareholders' equity          60               58
                                                        -------           ------

     Common Shareholders' Equity:
        Common stock:
           Beginning of period                           2,192            2,238
           Stock issued:
              Stock incentive plans                         20               67
              Preferred shares redeemed                      8               13
           Reacquired common shares                          -            (135)
           Other                                             1                9
                                                       -------           ------
              End of period                              2,221            2,192
                                                       -------           ------
        Retained earnings:
           Beginning of period                           2,500            4,243
           Net loss                                        (90)          (1,088)
           Dividends declared on common stock             (121)            (235)
           Dividends declared on preferred
             stock, net of taxes                            (4)              (9)
           Reacquired common shares                          -             (454)
           Other changes                                    19               43
                                                       -------           ------
              End of period                              2,304            2,500
                                                       -------           ------
        Unrealized appreciation on
         investments, net of taxes:
           Beginning of period                             442              765
           Change during the period                         21             (323)
                                                       -------           ------
              End of period                                463              442
                                                       -------           ------
        Unrealized loss on foreign
         currency translation, net of taxes:
           Beginning of period                             (76)             (68)
           Change during the period                         11               (8)
                                                       -------           ------
              End of period                                (65)             (76)
                                                       -------           ------

        Unrealized loss on
         derivatives, net of taxes:
           Beginning of period                              (2)               -
           Change during the period                          2               (2)
                                                       -------           ------
              End of period                                  -               (2)
                                                       -------           ------
              Total common shareholders'
                equity                                   4,923            5,056
                                                       -------           ------
              Total shareholders' equity              $  4,983          $ 5,114
                                                       =======          =======


        See notes to consolidated financial statements.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                     (Unaudited)
                                    (In millions)


                                           Three Months            Six Months
                                           Ended June 30         Ended  June 30
                                          --------------         --------------
 (in millions)                             2002     2001            2002   2001
  -----------                             -----    -----           -----   ----
   Net income (loss)                      $(223)   $ 104           $ (90)  $306
                                          -----    -----           -----   ----

   Other comprehensive income
    (loss), net of taxes:
      Change in unrealized appreciation     139     (130)             21   (243)
      Change in unrealized loss
        on foreign currency translation       7      (13)             11      6
      Change in unrealized loss
        on derivatives                        2        1               2     (1)
                                          -----    -----           -----    ---
          Other comprehensive
            income (loss)                   148     (142)             34   (238)
                                          -----    -----           -----    ---
         Comprehensive income (loss)      $ (75)   $ (38)          $ (56)   $68
                                          =====    =====           =====  =====



        See notes to consolidated financial statements.

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 2002 and 2001
                                    (Unaudited)
                                   (In millions)

                                                         2002             2001
                                                      -------          -------
   Operating Activities:
   Net income (loss)                                  $   (90)         $   306
   Adjustments:
      Loss (gain) from discontinued operations             14               (1)
      Change in insurance reserves                        332              601
      Change in reinsurance balances                     (136)            (661)
      Realized investment losses (gains)                   71              (83)
      Change in deferred acquisition costs                (21)             (65)
      Change in insurance premiums receivable              55              (71)
      Change in accounts payable and accrued expenses     (90)             (81)
      Change in income taxes payable/refundable           104              (31)
      Provision for federal deferred
        tax expense (benefit)                             (82)             147
      Depreciation and amortization                        43               49
      Other                                              (118)            (155)
                                                      -------          -------
          Net cash provided (used)
            by continuing operations                       82              (45)
          Net cash provided by
            discontinued operations                         -              101
                                                      -------          -------
          Net cash provided by operating activities        82               56
                                                      -------          -------

   Investing Activities:
   Purchases of investments                            (3,834)          (2,968)
   Proceeds from sales and maturities of investments    3,975            3,198
   Net sales of short-term investments                    287              267
   Change in open security transactions                  (184)              44
   Purchase of office property and equipment              (37)             (34)
   Sales of office property and equipment                  10                3
   Acquisitions, net of cash acquired                     (59)               -
   Other                                                  (51)             (13)
                                                      -------          -------
          Net cash provided by continuing operations      107              497
          Net cash used by discontinued operations         (5)            (365)
                                                      -------          -------
          Net cash provided by investing activities       102              132
                                                      -------          -------

   Financing Activities:
   Dividends paid on common and preferred stock          (123)            (124)
   Proceeds from issuance of debt                         498              292
   Repayment of debt and preferred securities            (526)            (161)
   Repurchase of common shares                              -             (389)
   Subsidiary's repurchase of common shares              (105)             (60)
   Stock options exercised and other                       84               59
                                                      -------          -------
          Net cash used by continuing operations         (172)            (383)
          Net cash provided by discontinued operations      -              238
                                                      -------          -------
          Net cash used by financing activities          (172)            (145)
                                                      -------          -------
 Effect of exchange rate changes on cash                    3               (1)
                                                      -------          -------
          Increase in cash                                 15               42
   Cash at beginning of period                            151               52
                                                      -------          -------
   Cash at end of period                              $   166          $    94
                                                      =======          =======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                              Unaudited
                            June 30, 2002


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

New Accounting Policy - Goodwill and Intangible Assets
Effective with our first-quarter 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as described in Note 10, our accounting for goodwill and intangible assets has changed. In a business combination, the excess of the amount we paid over the fair value of the acquired company's tangible net assets is recorded as either an intangible asset, if it meets certain criteria, or goodwill. Intangible assets with a finite useful life (generally over five to 20 years) are amortized to expense over their estimated life, on a basis expected to be consistent with their estimated future cash flows. Intangible assets with an indefinite useful life and goodwill are no longer amortized, effective January 1, 2002, but remain subject to tests for impairment.

In the second quarter of 2002, we completed the evaluation of our recorded goodwill for impairment in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our results for the first quarter of 2002, reducing net income for that period from the reported $139 million, or $0.63 per common share (diluted), to $133 million, or $0.60 per common share (diluted).

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 2 - Earnings Per Common Share
----------------------------------

The following table provides the calculation of our earnings per common share for the three months and six months ended June 30, 2002 and 2001:

                                           Three Months            Six Months
                                           Ended June 30          Ended June 30
                                           -------------          -------------
(in millions)                              2002     2001          2002     2001
                                           ----     ----          ----     ----
Earnings (Loss)
 Basic:
  Net income (loss), as reported          $(223)    $104          $(90)    $306
  Preferred stock dividends, net of taxes    (2)      (2)           (4)      (4)
  Premium on preferred shares redeemed       (2)      (3)           (5)      (5)
                                           ----     ----          ----     ----
    Net income (loss) available
      to common shareholders              $(227)    $ 99          $(99)    $297
                                           ====     ====          ====     ====
 Diluted:
  Net income (loss) available to
    common shareholders                   $(227)    $ 99          $(99)    $297
     Effect of dilutive securities:
     Convertible preferred stock              -        2             -        3
     Zero coupon convertible notes            -        1             -        2
                                           ----     ----          ----     ----
    Net income (loss), as adjusted        $(227)    $102          $(99)    $302
                                           ====     ====          ====     ====


Common Shares
 Basic:
   Weighted average common
   shares outstanding                       208      214           208      215
                                           ====     ====          ====     ====
 Diluted:
   Weighted average common
     shares outstanding                     208      214           208      215
   Effect of dilutive securities:
       Stock options                          -        4             -        4
       Convertible preferred stock            -        7             -        7
       Zero coupon convertible notes          -        2             -        2
                                           ----     ----          ----     ----
        Total                               208      227           208      228
                                           ====     ====          ====     ====

Earnings (Loss) per Common Share:
  Basic                                  $(1.09)   $0.47        $(0.47)   $1.38
                                           ====     ====          ====     ====

  Diluted                                $(1.09)   $0.45        $(0.47)   $1.33
                                           ====     ====          ====     ====

Diluted EPS is the same as Basic EPS for both periods of 2002 because Diluted EPS calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for our loss from continuing operations, results in a lesser loss per share than the Basic EPS calculation does. The provisions of SFAS No. 128 prohibit this "anti-dilution" of earnings per share, and require that the larger Basic loss per share also be reported as the Diluted loss per share amount.

            THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments
--------------------

Investment Activity.  Following is a summary of our investment purchases, sales and maturities for continuing operations.
                                                              Six Months
                                                            Ended June 30
                                                          ------------------
   (in millions)                                           2002         2001
                                                          -----        -----
    Purchases:
      Fixed maturities                                   $3,168       $1,896
      Equities                                              537          868
      Real estate and mortgage loans                          3           48
      Venture capital                                       119          147
      Other investments                                       7            9
                                                          -----        -----
        Total purchases                                   3,834        2,968
                                                          -----        -----
    Proceeds from sales and maturities:
      Fixed maturities                                    2,502        2,061
      Equities                                            1,376          866
      Real estate and mortgage loans                         55           99
      Venture capital                                        36           22
      Other investments                                       6          150
                                                          -----        -----
        Total sales and maturities                        3,975        3,198
                                                          -----        -----
         Net sales                                       $ (141)      $ (230)
                                                          =====        =====

Change in Unrealized Appreciation.  The increase (decrease) in unrealized appreciation of investments recorded in common
shareholders' equity was as follows:
                                                      Six               Twelve
                                                Months Ended       Months ended
                                                   June 30          December 31
                                                ------------       ------------
(in millions)                                           2002               2001
------------                                        --------           --------

Fixed maturities                                      $  138             $  187
Equities                                                 (23)              (347)
Venture capital                                          (49)              (314)
Other                                                     (6)               (80)
                                                    --------           --------
     Total change in pretax unrealized
      appreciation - continuing operations                60               (554)
       Change in deferred taxes                          (39)               214
                                                    --------           --------
          Total change in unrealized appreciation -
            continuing operations, net of taxes           21               (340)

       Change in pretax unrealized
           appreciation - discontinued operations          -                 26
       Change in deferred taxes                            -                 (9)
                                                    --------           --------
           Total change in unrealized appreciation -
             discontinued operations, net of taxes         -                 17
                                                    --------           --------
           Total change in unrealized
              appreciation, net of taxes               $  21              $(323)
                                                    ========           ========

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 4 - Income Taxes
---------------------

The components of income tax expense (benefit) on income from continuing operations were as follows:

                                          Three Months             Six Months
                                          Ended June 30           Ended June 30
                                          -------------           -------------
(in millions)                             2002     2001           2002     2001
-----------                               ----     ----           ----     ----
 Income tax expense (benefit):
   Federal current                       $ (67)    $(13)          $(29)   $ (25)
   Federal deferred                        (85)      51            (82)     147
                                          ----     ----           ----     ----
      Total federal                       (152)      38           (111)     122
   Foreign                                   4       (2)             8       (1)
   State                                     2        1              5        5
                                          ----     ----           ----     ----
      Total income tax
        expense (benefit)                $(146)    $ 37           $(98)    $126
                                          ====     ====           ====     ====



Note 5 - Contingent Liabilities
-------------------------------

General - In the ordinary course of conducting business, we, and some of our subsidiaries, have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations, including liability under environmental protection laws and for injury caused by exposure to asbestos products. Plaintiffs in these lawsuits are seeking money damages that in some cases are substantial or extra contractual in nature or are seeking to have the court direct the activities of our operations in certain ways.

Although the ultimate outcome of these matters is not presently determinable, it is possible that the resolution of one or more matters may be material to our results of operations; however, we do not believe that the total amounts that we and our subsidiaries will ultimately have to pay in all of these lawsuits will have a material effect on our liquidity or overall financial position.

Asbestos Litigation Settlement Agreement - On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement for the settlement of all existing and future claims arising out of an insuring relationship of United States Fidelity and Guaranty Company ("USF&G"), St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (collectively, the "USF&G Parties") with any of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies"). The settlement agreement was filed as an exhibit to our Report on Form 8-K dated July 23, 2002. This description is qualified in its entirety by the terms of the settlement agreement.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 5 - Contingent Liabilities (continued)
------------------------------------------

The settlement agreement provides that the MacArthur Companies will file voluntary petitions under Chapter 11 of the Bankruptcy Code to permit the channeling of all current and future asbestos-related claims solely to a trust to be established pursuant to
Section 524(g) of the Bankruptcy Code. Consummation of most elements of the settlement agreement is contingent upon bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the "Plan"). Approval of the Plan involves substantial uncertainties that include the need to obtain agreement among existing asbestos plaintiffs, a person to be appointed to represent the interests of unknown, future asbestos plaintiffs, the MacArthur Companies and the USF&G Parties as to the terms of such Plan. Accordingly, there can be no assurance that an acceptable Plan will be developed or that bankruptcy court approval of a Plan will be obtained.

Upon final approval of the Plan, and upon payment by the USF&G Parties of the amounts described below, the MacArthur Companies will release the USF&G Parties from any and all asbestos-related claims for personal injury, and all other claims in excess of $1 million in the aggregate, that may be asserted relating to or arising from, directly or indirectly, any alleged coverage provided by any of the USF&G Parties to any of the MacArthur Companies, including any claim for extra-contractual relief.

The after-tax impact on our second-quarter and six-months 2002 net of expected reinsurance recoveries and the reevaluation and application of asbestos and environmental reserves, was approximately $380 million. This calculation was based upon payments of $235 million during the second quarter of 2002, and $740 million on the earlier of the final, non-appealable approval of the Plan, or January 15, 2003, plus interest on the $740 million from the settlement date to the date of such payment.
The $740 million (plus interest) payment, together with $60 million of the original $235 million, shall be returned to the USF&G Parties if the Plan is not finally approved. The settlement agreement also provides for the USF&G Parties to pay $13 million and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan subject to a right of reimbursement in certain circumstances of amounts advanced.

As a result of the settlement, pending litigation with the MacArthur Companies has been stayed pending final approval of the Plan. Whether or not the Plan is approved, $175 million of the $235 million will be paid to the bankruptcy trustee, counsel for the MacArthur Companies, and persons holding judgments against the MacArthur Companies as of June 3, 2002 and their counsel, and the USF&G Parties will be released from claims by such holders to the extent of $110 million paid to such holders.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 5 - Contingent Liabilities (continued)
------------------------------------------

Our second-quarter 2002 results of operations included a net pretax loss of $585 million ($380 million after-tax) related to this settlement. Our estimate of the impact of the settlement includes the application of approximately $153 million of asbestos IBNR reserves, and $250 million of reinsurance recoverables, net of an allowance for uncollectible amounts. Related to the Western MacArthur settlement, and as part of an in-depth analysis of our environmental and asbestos reserves, we recorded a $150 million reduction in net environmental reserves, and a corresponding $150 million increase in net asbestos reserves. The loss related to this settlement is calculated as follows:

           (in millions)

              Total cost of settlement               $  (988)
             Less:
                Utilization of existing
                 IBNR loss reserves                      153
                Reinsurance recoverables,
                 net of an allowance                     250
                                                       -----
                    Net pretax loss                     (585)
                       Tax benefit @ 35%                (205)
                                                       -----
                    Net after-tax loss               $  (380)
                                                       =====


Our gross asbestos reserves at June 30, 2002 included $740
million of reserves related to this settlement, after a $248 million payment in June 2002.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 6 - Debt
-------------

Debt consisted of the following at June 30, 2002 and December 31, 2001:

                                            June 30, 2002     December 31, 2001
                                         ----------------     -----------------
  (in millions)                            Book      Fair        Book      Fair
                                          Value     Value       Value     Value
                                         ------    ------      ------    ------
  Medium-term notes                      $  557    $  580      $  571    $  596
  5.75% senior notes                        498       514           -         -
  7.875% senior notes                       250       272         249       269
  8.125% senior notes                       249       281         249       275
  Nuveen line of credit borrowings          183       183         183       183
  Zero coupon convertible notes             105       104         103       106
  Commercial paper                          100       100         606       606
  7.125% senior notes                        80        86          80        84
  Variable rate borrowings                   64        64          64        64
  Real estate debt                            -         -           2         2
                                         ------    ------      ------    ------
     Total obligations                    2,086     2,184       2,107     2,185
     Fair value of interest rate
       swap agreements                       36        36          23        23
                                         ------    ------      ------    ------
     Total debt reported
       on balance sheet                  $2,122    $2,220      $2,130    $2,208
                                         ======    ======      ======    ======


In March 2002, we issued $500 million of 5.75% senior notes due in 2007. Proceeds from the issuance were primarily used to repay a portion of our commercial paper outstanding.

At June 30, 2002, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps, which qualified for hedge accounting, totaled $480 million, and their aggregate fair value at June 30, 2002 was an asset of $36 million with a corresponding increase to debt on our balance sheet.

See note 15 for a discussion of debt issued subsequent to June
30, 2002.


Note 7 - Segment Information
----------------------------

We have seven reportable business segments in our property-liability insurance operations, consisting of Specialty Commercial, Commercial Lines, Surety and Construction, Health Care, Lloyd's and Other, Reinsurance, and Investment Operations. We also have an asset management segment, consisting of our majority ownership in The John Nuveen Company. We evaluate the performance of our property-liability underwriting segments based on GAAP underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The asset management segment is evaluated based on its pretax income, which includes investment income.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued



Note 7 - Segment Information (continued)
---------------------------------------

The tabular information that follows provides revenue and income data from continuing operations for each of our business segments for the second quarters and first six months of 2002 and 2001.
In the fourth quarter of 2001, we implemented a new segment reporting structure for our property-liability underwriting operations. Data for 2001 in the tables have been reclassified to be consistent with the new segment reporting structure. In the fourth quarter of 2001, we also announced our decision to exit certain lines of business. See Note 3 in our 2001 Annual Report to Shareholders.

                                                Three Months         Six Months
                                               Ended June 30       Ended June 30
                                               -------------       -------------
  (in millions)                                2002     2001       2002     2001
                                               ----     ----       ----     ----
   Revenues from continuing operations:
   Property-liability insurance:
     Specialty Commercial                    $  573   $  445    $ 1,127   $  878
     Commercial Lines                           429      381        861      745
     Surety and Construction                    294      234        571      469
     Health Care                                159      182        343      364
     Lloyd's and Other                          160      204        270      315
                                              -----    -----      -----    -----
       Total primary insurance operations     1,615    1,446      3,172    2,771
     Reinsurance                                305      297        683      600
                                              -----    -----      -----    -----
       Total insurance premiums earned        1,920    1,743      3,855    3,371
                                              -----    -----      -----    -----

     Investment operations:
        Net investment income                   283      295        573      625
        Realized investment gains (losses)      (38)       6        (77)      58
                                              -----    -----      -----    -----
          Total investment operations           245      301        496      683
                                              -----    -----      -----    -----

     Other                                       43       24         77       59
                                              -----    -----      -----    -----
         Total property-liability insurance   2,208    2,068      4,428    4,113
                                              -----    -----      -----    -----

   Asset management                              91       87        185      174
                                              -----    -----      -----    -----
          Total reportable segments           2,299    2,155      4,613    4,287
   Parent company, other operations
    and consolidating eliminations               15        8         18       38
                                              -----    -----      -----    -----
          Total revenues                     $2,314   $2,163     $4,631   $4,325
                                              =====    =====      =====    =====

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                              Three Months         Six Months
                                              Ended June 30       Ended June 30
                                              -------------       -------------
  (in millions)                               2002     2001       2002     2001
                                              ----     ----       ----     ----
   Income (loss) from continuing operations:
   Property-liability insurance:
    Specialty Commercial                    $   60   $   17    $    64   $    7
    Commercial Lines                          (530)      37       (527)     114
    Surety and Construction                      5       21          9       41
    Health Care                               (102)    (124)      (100)    (254)
    Lloyd's and Other                          (20)     (28)       (59)     (51)
                                             -----    -----      -----    -----
      Total primary insurance operations      (587)     (77)      (613)    (143)
    Reinsurance                                 (4)     (36)        11      (57)
                                             -----    -----      -----    -----
      Total underwriting result               (591)    (113)      (602)    (200)
                                             -----    -----      -----    -----

    Investment operations:
       Net investment income                   283      295        573      625
       Realized investment gains (losses)      (38)       6        (77)      58
                                             -----    -----      -----    -----
         Total investment operations           245      301        496      683
                                             -----    -----      -----    -----

    Other                                      (12)     (41)       (37)     (45)
                                             -----    -----      -----    -----
        Total property-liability insurance    (358)     147       (143)     438
                                             -----    -----      -----    -----

  Asset management:
   Pretax income before minority interest       50       45         99       90
   Minority interest                           (11)     (11)       (22)     (21)
                                              -----    -----      -----    -----
        Total asset management                  39       34         77       69
                                             -----    -----      -----    -----
         Total reportable segments            (319)     181        (66)     507
  Parent company, other operations
   and consolidating eliminations              (45)     (48)      (102)     (76)
                                             -----    -----      -----    -----
         Total income (loss) from
          continuing operations before
          income taxes                      $ (364)  $  133     $ (168)  $  431
                                             =====    =====      =====    =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance
--------------------

Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) we have underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to reduce earnings volatility and insulate us from potential losses in excess of the amount we are prepared to accept. We expect those with whom we have ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations, we will pay these amounts. We have established allowances of approximately $192 million for possible nonpayment of amounts due to us.

In the first six months of 2002, we were not party to an all-lines, corporate excess-of-loss reinsurance treaty. In the preceding three years, cessions made under similar treaties had a significant impact on our reported financial results for certain periods. In 2001, we were party to such a treaty that we entered into effective Jan. 1 of that year, but coverage under that treaty was not triggered in the first six months of the year. However, we ceded $9 million and $5 million of written and earned premiums, respectively, related to the treaty in the first six months of 2001, representing the initial premium paid to our reinsurer. Our Reinsurance segment was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty, in both 2002 and 2001. Coverage was not triggered under that treaty in the second quarter or first six months of 2002, however St. Paul Re did cede a modest amount of written and earned premiums, representing the initial premium for this treaty. In the second quarter of 2001, St. Paul Re ceded $42 million of written premiums, $40 million of earned premiums and $76 million of insurance losses and loss adjustment expenses, for a net benefit of $36 million as a result of the Reinsurance segment treaty. For the six months ended June 30, 2001, St. Paul Re ceded $45 million of written premiums, $43 million of earned premiums and $102 million of insurance losses and loss adjustment expenses for a net pretax benefit of $59 million.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses was as follows:
                                       Three Months            Six Months
                                      Ended June 30          Ended June 30
                                      -------------         --------------
 (in millions)                         2002    2001          2002     2001
                                      -----   -----         -----    -----
  Premiums written
     Direct                          $1,773  $1,606        $3,746   $3,219
     Assumed                            622     778         1,265    1,348
     Ceded                             (606)   (531)       (1,116)    (868)
                                      -----   -----         -----    -----
        Net premiums written         $1,789  $1,853        $3,895   $3,699
                                      =====   =====         =====    =====
  Premiums earned
     Direct                          $1,869  $1,546        $3,684   $3,028
     Assumed                            628     715         1,190    1,237
     Ceded                             (577)   (518)       (1,019)    (894)
                                      -----   -----         -----    -----
        Net premiums earned          $1,920  $1,743        $3,855   $3,371
                                      =====   =====         =====    =====
  Insurance losses and loss
   adjustment expenses
     Direct                          $2,204  $1,206        $3,716   $2,426
     Assumed                            428     650           776    1,061
     Ceded                             (646)   (510)       (1,113)    (958)
                                      -----   -----         -----    -----
        Net insurance losses and
         loss adjustment expenses    $1,986  $1,346        $3,379   $2,529
                                      =====   =====         =====    =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges
------------------------------

Fourth Quarter 2001 Strategic Review - In December 2001, we announced the results of a strategic review of all of our operations, which included a decision to exit a number of businesses and countries. Note 3 in our 2001 Annual Report to Shareholders provides more detailed information on this strategic review. Related to this review, we recorded a pretax charge of $62 million, including $46 million of employee-related costs (related to the expected elimination of 800 positions during 2002), $9 million of occupancy-related costs, $4 million of equipment charges and $3 million of legal costs. Note 16 in our 2001 Annual Report to Shareholders provides more information on this charge. During the first six months of 2002, we recorded an additional $3 million of employee-related charges related to this strategic review, as we met the criteria for accrual. As of June 30, 2002, 504 positions had been eliminated.

The following presents a rollforward of activity related to this accrual:

(In millions)
 -----------            Original     Reserve                            Reserve
Charges to              Pre-tax   at Dec. 31,                        at June 30,
  earnings:              Charge         2001  Payments  Adjustments        2002
  --------             --------   ----------  --------  -----------  ----------
  Employee-related        $  46        $  46     $ (29)       $   3      $   20
  Occupancy-related           9            9         -            -           9
  Equipment charges           4          N/A       N/A          N/A         N/A
  Legal costs                 3            3         -            -           3
                           ----         ----      ----         ----        ----
       Total              $  62        $  58     $ (29)       $   3      $   32
                           ====         ====      ====         ====        ====



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

All actions have been taken and all obligations have been met regarding these other restructuring charges, with the exception of certain remaining lease commitments. The lease commitment charges related to excess space created by the elimination of positions. During the first six months of 2002, we reduced the lease commitment reserve by $1 million related to sublease activity. We expect to be obligated under certain lease commitments for approximately seven years.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges (continued)
-----------------------------------------

The following presents a rollforward of activity related to these lease commitments:


                    Original        Reserve                             Reserve
  (In millions)      Pre-tax     at Dec. 31,                         at June 30,
   -----------        Charge           2001   Payments  Adjustments        2002
                    --------     ----------   --------  -----------  ----------
  Lease
  commitments
  charged to
  earnings:              $91            $39        $(5)         $(1)        $33
                       =====           ====       ====         ====        ====


Note 10 - Adoption of Accounting Pronouncement
----------------------------------------------

In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. The statement changes prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also requires that those assets meeting the criteria for classification as intangible with estimable useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. As a result of implementing the provisions of this statement, we did not record any goodwill amortization expense in the first or second quarters of 2002. In the first six months of 2001, goodwill amortization expense totaled $18 million. Amortization expense associated with intangible assets totaled $9 million in the first six months of 2002, compared with $1 million in the same 2001 period.

In the second quarter of 2002, we completed the evaluation of our recorded goodwill for impairment in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our results for the first quarter of 2002, reducing net income for that period from the reported $139 million, or $0.63 per common share (diluted), to $133 million, or $0.60 per common share (diluted).

Related to our adoption of SFAS No. 142, we also reviewed the amortization method and useful lives of existing intangible assets, and adjusted as appropriate. Generally speaking, amortization was accelerated and useful lives shortened.

The following presents a summary of our acquired intangible assets.


                                             As of June 30, 2002
          (In millions)            -----------------------------------
           -----------                  Gross
     Amortizable intangible          Carrying   Accumulated        Net
           assets:                     Amount  Amortization     Amount
     ----------------------          --------  ------------    -------
     Present value of future profits     70.3        $ 10.5     $ 59.8
     Customer relationships              43.8           2.1       41.7
     Renewal rights                      16.2           3.6       12.6
     Internal use software                1.6           0.3        1.3
     Favorable leases                     0.4           0.2        0.2
                                       ------         -----     ------
            Total                     $ 132.3        $ 16.7    $ 115.6
                                       ======         =====     ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 10 - Adoption of Accounting Pronouncement (continued)
---------------------------------------------------------

At June 30, 2002, our estimated amortization expense for the next five years was as follows.

          (In millions)
           -----------
          Estimated amortization expense
          for the year ended Dec. 31:
          ------------------------------
             2003                              $20
             2004                               17
             2005                               15
             2006                               10
             2007                                8

The changes in the carrying value of goodwill on our balance sheet were as follows. The increase in goodwill in our Asset Management segment results from Nuveen's purchase of shares from minority shareholders. See Note 11 for a discussion of the increase to the Specialty Commercial and Surety and Construction segments. The increase in goodwill in our Lloyd's and Other segment relates to an increase in syndicate capacity at Lloyd's.


   (In millions)
    -----------
                             Balance at                          Balance at
                                Dec. 31,   Goodwill  Impairment     June 30,
   Goodwill by Segment             2001    Acquired      Losses        2002
   -------------------          -------       -----      ------    --------
   Specialty Commercial           $  36        $  6       $   -      $   42
   Commercial LInes                  33           -           -          33
   Surety and Construction           14          13           -          27
   Lloyd's and Other                  7           5           -          12
   Asset Management                 519          58           -         577
                                   ----         ---        ----        ----
       Total                      $ 609        $ 82       $   -       $ 691
                                   ====         ===        ====        ====


The following presents the pro forma impact of ceasing amortization of goodwill for the three and six-month periods ended June 30, 2001.

                                        For Three       For Six Months
                                      Months Ended           Ended
                                         June 30,           June 30,
                                      ------------       -------------
    (In millions)                      2002   2001        2002    2001
     -----------                      -----  -----       -----   -----
   Reported net income (loss)         $(223) $ 104       $ (90)  $ 306
   Add  back goodwill amortization        -      9           -      18
                                       ----   ----        ----    ----
     Adjusted net income (loss)       $(223) $ 113       $ (90)  $ 324
                                       ====   ====        ====    ====

   Basic earnings per share:
    Reported net income (loss)       $(1.09) $0.47      $(0.47)  $1.38
    Goodwill amortization                 -   0.04           -    0.08
                                       ----   ----        ----    ----
     Adjusted net income (loss)      $(1.09) $0.51      $(0.47)  $1.46
                                       ====   ====        ====    ====

   Diluted earnings per share:
     Reported net income (loss)      $(1.09) $0.45      $(0.47)  $1.33
     Goodwill amortization                -   0.04           -    0.08
                                       ----   ----        ----    ----
     Adjusted net income (loss)      $(1.09) $0.49      $(0.47)  $1.41
                                       ====   ====        ====    ====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 11 - Acquisition of London Guarantee
-----------------------------------------

In late March 2002, we completed our acquisition of London Guarantee Insurance Company ("London Guarantee"), a specialty property-liability insurance company focused on providing surety products and management liability, bond, and professional indemnity products. The total cost of the acquisition was approximately $80 million. The preliminary allocation of this purchase price resulted in $20 million of goodwill and $37 million of other intangible assets. The acquisition was funded through internally-generated funds. London Guarantee, headquartered in Toronto, generated approximately $35 million in surety net written premiums for the year ended Dec. 31, 2001, and approximately $18 million in net written premiums from the remaining lines of business we acquired. London Guarantee's assets and liabilities were included in our consolidated balance sheet as of June 30, 2002, and the results of their operations since the acquisition date were included in our statements of operations for the three months and six months ended June 30, 2002. London Guarantee generated net written premiums of $23 million and an underwriting profit of $2 million since the acquisition date.


Note 12 - Discontinued Operations
---------------------------------

Life Insurance
--------------
On September 28, 2001, we completed the sale of our life insurance company, Fidelity and Guaranty Life Insurance Company, and its subsidiary, Thomas Jefferson Life, (together, "F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million in Old Mutual shares. Pursuant to the sale agreement, we were originally required to hold the 190,356,631 Old Mutual shares we received for one year after the closing of the transaction, and the proceeds from the sale of F&G Life were subject to possible adjustment based on the movement of the market price of Old Mutual's shares at the end of the one-year period. The amount of possible adjustment was to be determined by a derivative "collar" agreement included in the sale agreement. In May 2002, Old Mutual granted us a release from the one-year holding requirement in order to facilitate our sale of those shares in a placement made outside the United States, together with a concurrent sale of shares by Old Mutual by means of granting an overallotment option, which was exercised by the underwriters. We sold all of the Old Mutual shares we were holding on June 6, 2002 for a total net consideration of $287 million, resulting in a pretax realized loss of $13 million that was recorded as a component of discontinued operations on our statement of operations. The fair value of the collar agreement was recorded as an asset on our balance sheet and adjusted quarterly. At the time of the sale of the Old Mutual shares, the collar had a fair value of $12 million, which we agreed to terminate at no value as part of the sale. The amount was recorded as a component of discontinued operations on our statement of operations.

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

The Reinsurance Agreement relates solely to the non-Economy standard personal insurance policies, and was entered into solely as a means of accommodating Metropolitan through a transition period. The Reinsurance Agreement allows Metropolitan to write non-Economy business on our policy forms while Metropolitan obtains the regulatory license, form and rate approvals necessary to write non-Economy business through their own insurance subsidiaries. Any business written on our policy forms during this transition period is then fully ceded to Metropolitan under the Reinsurance Agreement. We recognized no gain or loss on the inception of the Reinsurance Agreement and will not incur any net revenues or expenses related to the Reinsurance Agreement. All economic risk of post-sale activities related to the Reinsurance Agreement has been transferred to Metropolitan. We anticipate that Metropolitan will pay all claims incurred related to this Reinsurance Agreement. In the event Metropolitan does not honor their obligations to us, we will pay these amounts.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 12 - Discontinued Operations (continued)
--------------------------------------------

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. As of June 30, 2002, we have estimated that we will owe Metropolitan $7 million on these guarantees, an estimate that was unchanged from our estimate at Dec. 31, 2001. Any losses incurred by us under these agreements are reflected in discontinued operations in the period they are determined. For the first six months of 2002 and 2001, we recorded pretax losses of $6 million and $19 million, respectively, in discontinued operations, related to pre-sale claims. We have no other contingent liabilities related to the sale.


Note 13 - Derivative Financial Instruments
------------------------------------------

We have the following derivative instruments, which have been designated into one of three categories based on their intended use:

Fair Value Hedges: We have several pay-floating, receive-fixed interest rate swaps, totaling $480 million notional amount, that are designated as fair value hedges of a portion of our medium-term and senior notes, that we have entered into for the purpose of managing the effect of interest rate fluctuations on this debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The impact related to the six months ended June 30, 2002 and June 30, 2001 movement in interest rates was a $13 million increase and a $0.5 million increase, respectively, in the fair value of the swaps and the related debt on the balance sheet, with the income statement impacts again offsetting.

Cash Flow Hedges: We have purchased foreign currency forward contracts that are designated as cash flow hedges. They are utilized to minimize our exposure to fluctuations in foreign currency values that result from forecasted foreign currency payments, as well as from foreign currency payables and receivables. In the six months ended June 30, 2002, we recognized a $1.8 million gain on the cash flow hedges, which is included in "Other Comprehensive Income." The comparable amount for the six months ended June 30, 2001 was a $1.3 million loss. The amounts included in other comprehensive income will be reclassified into earnings concurrent with the timing of the hedged cash flows. We do not anticipate any of the "Other Comprehensive Income" will be reclassified into earnings within the next twelve months. In both the six months ended June 30, 2002 and June 30, 2001 we recognized a gain of $66 thousand and a $1 million loss, respectively, on the income statement representing the portions of the forward contracts deemed ineffective.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios. These included our investment in an embedded collar on Old Mutual shares received as partial consideration from the sale of our life insurance business, foreign currency put options on British Pounds Sterling to hedge currency risk associated with our position in Old Mutual shares and stock warrants in our venture capital business. We recorded a $1.5 million gain and a $723 thousand loss, respectively, in continuing operations for both the six months ended June 30, 2002 and June 30, 2001 relating to the change in the market value of these derivatives during the period. We also recorded $21.4 million of losses in discontinued operations for the six months ended June 30, 2002 relating to non-hedge derivatives associated with the sale of our life business. These non-hedge derivatives were terminated during the second quarter of 2002. See Note 12 for further discussion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 14 - Planned Transfer of Ongoing Reinsurance Operations
------------------------------------------------------------

On April 25, 2002, we announced that we planned to transfer our ongoing reinsurance operations to a newly formed Bermuda-based reinsurer, Platinum Underwriters Holdings, Ltd. ("Platinum"). We intended to transfer to Platinum certain renewal opportunities and tangible and intangible assets of our reinsurance operation, St. Paul Re, and enter into various agreements with Platinum and its subsidiaries, in exchange for a percentage interest in the common shares of Platinum that will be determined prior to closing. A registration statement for the offering was filed with the U.S. Securities and Exchange Commission on April 25, 2002. On July 9, 2002, we announced that the initial public offering of Platinum was being temporarily postponed due to unfavorable capital market conditions. We intend to complete the transaction as market conditions allow.

At the time of the closing of the offering, Platinum will reinsure St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited for certain reinsurance contracts incepting in 2002. Platinum will not reinsure the reinsurance liabilities of St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited relating to reinsurance contracts incepting prior to January 1, 2002. We will retain those liabilities and the related reserves.


Note 15 - Subsequent Events
---------------------------

Common Stock and Equity Units Offerings
---------------------------------------
On July 31, 2002, we completed the sale of 17.8 million of our common shares for gross consideration of $431 million, or $24.20 per share. In addition, in a separate concurrent offering, we completed the sale of 8.9 million of equity units, each having a stated amount of $50, for gross consideration of $443 million. Each equity unit initially consists of a three-year forward purchase contract for our common stock and an unsecured $50 senior note of the company, due August 2007. Total annual distributions on the equity units will be at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract at an annual rate of 3.75%. The forward contract requires the investor to purchase, for $50, a variable number of shares of our common stock on the settlement date of August 16, 2005. The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering.

The combined net proceeds of the offerings, after underwriting commissions and other fees, were approximately $842 million, of which $750 million was contributed to the surplus of our insurance underwriting subsidiaries. The remainder was retained at the parent company and will be used for general corporate purposes.

Form 8-K Dated July 30, 2002 - Surety Ruling
--------------------------------------------
As previously reported in the Current Report on Form 8-K dated July 30, 2002, the United States District Court for the Southern District of New York issued a ruling which could result in a judgment awarding $237 million in insurance payments, plus interest and costs, to Petrobas, an energy company that is majority-owned by the country of Brazil, in a claim related to the construction of two oil rigs. One of our subsidiaries provided a portion of the surety coverage for that construction. We announced on July 30, 2002 that the impact on our after-tax earnings in the third quarter of 2002 as a result of this ruling is not expected to exceed $25 million, net of reinsurance, case reserves and taxes, prior to any recoveries. We believe the recoveries may be significant, but we cannot at this time reasonably estimate them.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
                     Results of Operations
                         June 30, 2002

    Forward-looking Statement Disclosure and Certain Risks
    ------------------------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning: market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income; price increases, improved loss experience and expense savings resulting from the restructuring actions announced in recent years; and statements concerning the anticipated approval of the Western MacArthur asbestos litigation settlement and the anticipated public offering of Platinum Underwriters Holdings, Ltd.

In light of the risks and uncertainties inherent in forward-looking statements, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. Forward-looking statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following: changes in the demand for, pricing of, or supply of our products; competitive considerations, including the continued ability to implement price increases, possible actions by competitors and an increase in competition for our products; general economic conditions, including changes in interest rates and the performance of financial markets; the risk that losses related to credit-sensitive insurance products, including surety bonds, could be material in the event of a sustained economic downturn; the possibility of worse-than anticipated loss development from business written in prior years; additional statement of operations charges if our property-liability loss reserves are insufficient; our exposure to natural or man-made catastrophic events, which are unpredictable, with a frequency or severity exceeding our estimates, resulting in material losses; the impact of the Sept. 11, 2001 terrorist attacks and the ensuing global war on terrorism on the insurance and reinsurance industry in general and potential governmental intervention in the insurance and reinsurance markets to make available insurance coverage for acts of terrorism; risks relating to our potential exposure to losses arising from acts of terrorism and our ability to obtain reinsurance covering such exposures; risks relating to our continuing ability to obtain reinsurance covering catastrophe and other exposures at appropriate prices and/or in sufficient amounts; risks relating to the collectibility of reinsurance and the adequacy of reinsurance to protect us against losses; changes in domestic and foreign laws, tax laws and changes in the regulation of our businesses which affect our profitability and our growth; the possibility of downgrades in our claims-paying and financial strength ratings significantly adversely affecting us, including reducing the number of insurance policies we write, generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;
the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; the impact of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; risks relating to the ability of Platinum Underwriters Holdings, Ltd. to receive required regulatory approvals and undertake a successful public offering of its common shares in the time frame we anticipate, and of the proposed transfer of our going forward reinsurance operations to Platinum; loss of significant customers; risks relating to the approval by the bankruptcy court of the settlement of the Western MacArthur matter; changes in our estimate of insurance industry losses resulting from the Sept. 11, 2001 terrorist attack (including the impact if that attack were deemed two insurable events rather than one); adverse developments in non-Western MacArthur related asbestos litigation (including claims that certain asbestos-related insurance policies are not subject to aggregate limits); adverse developments in environmental litigation involving policy coverage and liability issues; the effects of emerging claim and coverage issues on our business, including adverse judicial decisions and rulings; the inability of our subsidiaries to pay dividends to us in sufficient amounts to enable us to meet our obligations and pay future dividends;
the adverse effects of consolidation in the insurance industry on our margins and demand for our products and services; the cyclicality of the property-liability insurance industry causing fluctuations in our results; risks relating to the nature of our asset management business; our dependence on the business provided to us by agents and brokers; our implementation of new strategies, including our intention to withdraw from certain lines of business, as a result of the strategic review completed in late 2001; and various other matters. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

                    Consolidated Highlights
                    -----------------------

The following table summarizes our results for the second quarter and six months ended June 30, 2002 and 2001.
                                            Three Months         Six Months
                                           Ended June 30        Ended June 30
                                           --------------       --------------
(in millions, except per-share amounts)    2002      2001       2002      2001
-------------------------------------      ----      ----       ----      ----

Pretax income (loss):
  Property-liability insurance:
   Underwriting result                    $(591)    $(113)     $(602)    $(200)
   Net investment income                    283       295        573       625
   Realized investment gains (losses)       (38)        6        (77)       58
   Other expenses                           (12)      (41)       (37)      (45)
                                           ----      ----       ----      ----
    Total property-liability insurance     (358)      147       (143)      438
  Asset management                           39        34         77        69
  Parent and other                          (45)      (48)      (102)      (76)
                                           ----      ----       ----      ----
      Pretax income (loss) from continuing
       operations before cumulative effect
       of accounting change                (364)      133       (168)      431
    Income tax expense (benefit)           (146)       37        (98)      126
                                           ----      ----       ----      ----
       Income (loss) from continuing
        operations before cumulative effect
        of accounting change               (218)       96        (70)      305
    Cumulative effect of accounting
     change, net of taxes                     -         -         (6)        -
                                           ----      ----       ----      ----
        Income (loss) from
         continuing operations             (218)       96        (76)      305

    Discontinued operations, net
     of taxes                                (5)        8        (14)        1
                                           ----      ----       ----      ----
        Net income (loss)                 $(223)    $ 104      $ (90)    $ 306
                                           ====      ====       ====      ====

     Per common share (Basic)            $(1.09)    $0.47     $(0.47)    $1.38
                                           ====      ====       ====      ====

     Per common share (Diluted)          $(1.09)    $0.45     $(0.47)    $1.33
                                           ====      ====       ====      ====

Consolidated Results
--------------------
Our pretax loss from continuing operations of $364 million in the second quarter of 2002 included a $585 million loss provision recorded upon entering into a settlement agreement with respect to certain asbestos litigation (described in more detail on the following page). Excluding that loss, our second-quarter pretax income from continuing operations of $221 million was $88 million higher than pretax income in the comparable 2001 period, primarily due to strong improvement in underwriting results in our remaining property-liability operations. Through the first half of 2002, our pretax income from continuing operations, excluding the asbestos settlement, totaled $417 million, which was 3% below comparable income of $431 million in the same 2001 period. The decline resulted from significant reductions in realized investment gains and investment income in our property-liability insurance operations, which more than offset a $183 million improvement in underwriting results (excluding the asbestos settlement). In addition, pretax losses in the "Parent and other" category exceeded comparable six-month 2001 losses due to a decline in realized investment gains. Our asset management subsidiary, The John Nuveen Company, achieved an increase in earnings in both the second quarter and first half of 2002 when compared to the same 2001 periods, driven by strong investment product sales and growth in assets under management.

The tax benefit on our second-quarter and year-to-date consolidated 2002 pretax loss from continuing operations is higher than would be expected because the tax benefit on the $585 million pretax loss related to the asbestos litigation settlement was recorded at the federal statutory rate of 35%, whereas federal tax expense on our pretax income excluding that settlement was recorded at an effective tax rate that is lower than the statutory rate, primarily because of significant non-taxable income produced by tax-exempt securities in our investment portfolio.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------


Asbestos Litigation Settlement Agreement
----------------------------------------
On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement for the settlement of all existing and future claims arising out of an insuring relationship of United States Fidelity and Guaranty Company ("USF&G"), St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (collectively, the "USF&G Parties") with any of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies"). The settlement agreement was filed as an exhibit to our Report on Form 8-K dated July 23, 2002. This description is qualified in its entirety by the terms of the settlement agreement.

The settlement agreement provides that the MacArthur Companies will file voluntary petitions under Chapter 11 of the Bankruptcy Code, in order to permit the channeling of all current and future asbestos-related claims solely to a trust to be established pursuant to Section
524(g) of the Bankruptcty Code. Consummation of most elements of the settlement agreement is contingent upon bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the "Plan"). Approval of the Plan involves substantial uncertainties that include the need to obtain agreement among existing asbestos plaintiffs, a person to be appointed to represent the interests of unknown, future asbestos plaintiffs, the MacArthur Companies and the USF&G
Parties as to the terms of such Plan. Accordingly, there can be no assurance that an acceptable Plan will be developed or that bankruptcy court approval of a Plan will be obtained.

Upon final approval of the Plan, and upon payment by the USF&G Parties of the amounts described below, the MacArthur Companies will release the USF&G Parties from any and all asbestos-related claims for personal injury, and all other claims in excess of $1 million in the aggregate, that may be asserted relating to or arising from, directly or indirectly, any alleged coverage provided by any of the USF&G Parties to any of the MacArthur Companies, including any claim for extra-contractual relief.

The after-tax impact on our second-quarter and six-months 2002 net of expected reinsurance recoveries and the reevaluation and application of asbestos and environmental reserves, was approximately $380 million. This calculation was based upon payments of $235 million during the second quarter of 2002, and $740 million on the earlier of the final, non-appealable approval of the Plan, or January 15, 2003, plus interest on the $740 million from the settlement date to the date of such payment. The $740 million (plus interest) payment, together with $60 million of the original $235 million, shall be returned to the USF&G Parties if the Plan is not finally approved. The settlement agreement also provides for the USF&G Parties to pay $13 million and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan subject to a right of reimbursement in certain circumstances of amounts advanced. That amount was also paid in the second quarter.

As a result of the settlement, pending litigation with the MacArthur Companies has been stayed pending final approval of the Plan. Whether or not the Plan is approved, $175 million of the $235 million will be paid to the bankruptcy trustee, counsel for the MacArthur Companies, and persons holding judgments against the MacArthur Companies as of June 3, 2002 and their counsel, and the USF&G Parties will be released from claims by such holders to the extent of $110 million paid to such holders.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Our second-quarter 2002 results of operations included a net pretax loss of $585 million ($380 million after-tax) related to this settlement, calculated as shown in the following table. (See further discussion of asbestos reserves on page 47 of this report).

            (in millions)
             -----------

              Total cost of settlement                 $  (988)
              Less:
                 Utilization of IBNR loss reserves         153
                 Reinsurance recoverables, net of
                   an allowance                            250
                                                          ----
                    Net pretax loss                       (585)
                        Tax benefit @ 35%                 (205)
                                                          ----
                    Net after-tax loss                 $  (380)
                                                          ====


Announcement of Intention to Transfer Ongoing Reinsurance Operations to Bermuda-Based Reinsurer
-------------------------------------
On April 25, 2002, we announced that we planned to transfer our ongoing reinsurance operations to a newly formed Bermuda-based reinsurer, Platinum Underwriters Holdings, Ltd. ("Platinum"). We intend to transfer to Platinum certain renewal opportunities and tangible and intangible assets of our reinsurance operation, St. Paul Re, and enter into various agreements with Platinum and its subsidiaries, in exchange for a percentage interest in the common shares of Platinum that will be determined prior to closing. A registration statement for the offering was filed with the U.S. Securities and Exchange Commission on April 25, 2002. On July 9, 2002, we announced that the initial public offering of Platinum was being temporarily postponed due to unfavorable capital market conditions. We intend to complete the transaction as market conditions allow.

At the time of the closing of the offering, Platinum will reinsure St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited for certain reinsurance contracts incepting in 2002. Platinum will not reinsure the reinsurance liabilities of St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited relating to reinsurance contracts incepting prior to January 1, 2002. We will retain those liabilities and the related reserves.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Acquisition
-----------
In late March 2002, we completed our acquisition of London Guarantee Insurance Company ("London Guarantee"), a specialty property-liability insurance company focused on providing surety products and management liability, bond, and professional indemnity products. The total cost of the acquisition was approximately $80 million. The preliminary allocation of this purchase price resulted in $20 million of goodwill and $37 million of other intangible assets. The acquisition was funded through internally-generated funds. London Guarantee, headquartered in Toronto, recorded approximately $35 million in surety net written premiums for the year ended Dec. 31, 2001, and approximately $18 million in net written premiums from the remaining lines of business we acquired. London Guarantee's assets and liabilities were included in our consolidated balance sheet as of June 30, 2002, and the results of their operations since the acquisition date were included in our statements of operations for the three months and six months ended June 30, 2002. London Guarantee produced net written premiums of $23 million and an underwriting profit of $2 million since the acquisition date.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Withdrawal from Certain Lines of Business
-----------------------------------------
In the fourth quarter of 2001, we announced our intention to withdraw from several lines of business in our property-liability insurance operations. Beginning in January 2002, the operations listed below were placed in "runoff," meaning that we have ceased or plan to cease underwriting new business in these operations as soon as possible. We are pursuing the sale of certain of these operations.

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

Beginning in the second quarter of 2002, we changed our view of the remaining ongoing reinsurance operations due to our announced intent to transfer those ongoing operations to Platinum, and include the results of those operations with those of the lines of business ultimately to be exited by The St. Paul.

None of these operations qualify as "discontinued operations" for accounting purposes; therefore, results from these operations are included in their respective property-liability segment results discussed on pages 38 to 44 of this report. For the six months ended June 30, 2002, these operations collectively accounted for $998 million, or 26%, of our reported net written premiums, and generated negative underwriting results totaling $150 million (an amount that does not include investment income from the assets maintained to support these operations). Premium volume for these operations in 2002 was centered in our Reinsurance segment, in our Health Care segment, where we are required to offer continuing coverage to certain policyholders in the form of extended reporting endorsements and where we renewed certain policies prior to approval of an exit plan in certain states, and in our Lloyd's and Other segment, where we are contractually obligated to underwrite business in certain Lloyd's syndicates through 2003 and 2004. For the six months ended June 30, 2001, these operations collectively accounted for $1.32 billion, or 36%, of our net written premiums, and generated negative underwriting results totaling $373 million.

Our consolidated net loss and loss adjustment expense reserves of $15.5 billion on June 30, 2002 included approximately $6.3 billion of net reserves for our Reinsurance and Health Care segments. The payments of claims from these reserves and those related to our other runoff operations will negatively impact our investment income in future periods as the invested assets related to these reserves decline.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Restructuring Charge
--------------------
In December 2001, in connection with the withdrawal from the foregoing lines of business and as part of our overall plan to reduce company-wide expenses, we recorded a $62 million pretax restructuring charge. The majority of the charge - $46 million - pertained to employee-related costs associated with our plan to terminate an estimated total of 800 employees by the end of 2002. As of June 30, 2002, we had terminated 504 employees and made payments of $29 million related to the $46 million charge. The remainder of the $62 million charge consisted of legal, equipment and occupancy-related costs, for which less than $1 million in payments had been made as of June 30, 2002.

In the first six months of 2002, we recorded an additional pretax restructuring charge of $3 million, related to additional employee-related expenses that did not meet the criteria for accrual at Dec. 31, 2001. This charge was partially offset by a $1 million reduction in occupancy-related restructuring charges recorded in prior years.

Adoption of SFAS No. 142
------------------------
In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting requirements in the method by which intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. It also required that those assets meeting the criteria for classification as intangible with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. As a result of implementing the provisions of this statement, we did not record any goodwill amortization expense in the first six months of 2002. In the first six months of 2001, goodwill amortization expense totaled $18 million. Amortization expense associated with intangible assets totaled $9 million in the first six months of 2002, compared with $1 million in the same 2001 period.

In the second quarter of 2002, we completed the evaluation of our recorded goodwill for impairment in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our results for the first quarter of 2002, reducing net income for that period from the reported $139 million, or $0.63 per common share (diluted) to $133 million, or $0.60 per common share (diluted).

September 11, 2001 Terrorist Attack
-----------------------------------
In 2001, we recorded estimated net pretax losses totaling $941 million related to the September 11, 2001 terrorist attack in the United States. We are continually evaluating the adequacy of the net loss provision recorded, based on claim experience, collections from our reinsurers, and other factors. Our estimate was based on our belief that property-liability insurance losses from the terrorist attack will total between $30 billion and $35 billion for the insurance industry as a whole, and on the industry's determination that the attack constituted one event for purposes of determining coverage. In the first six months of 2002, we did not record any additions or reductions to our original estimated loss provision recorded in 2001. Through June 30, 2002, we have made cumulative net loss payments of $210 million related to the attack since it occurred, of which $148 million were made in the first six months of 2002, including $63 million in the second quarter. For further information regarding the impact of the terrorist attack on our operations, refer to
Note 2 in our 2001 Annual Report to Shareholders.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              -----------------------------------

Purchase of Terrorism Coverage and Exposure to Future Terrorist Events
----------------------------------------------------------------------
After the terrorist attack in September 2001, reinsurers, in general, specifically excluded terrorism coverage from property reinsurance treaties that subsequently renewed. As a result, in the second quarter, we purchased limited specific terrorism coverage in the form of two separate property reinsurance treaties - a per-risk terrorism treaty and a catastrophe terrorism treaty. The per-risk treaty provides coverage on a per-building, per-event basis for a loss of up to $110 million, after a first layer of $15 million of losses retained by us.
The catastrophe terrorism treaty provides coverage of up to $200 million in excess of the first $100 million of losses resulting from catastrophic losses caused by terrorism. Both treaties have one additional set of limits for subsequent terrorism events. In addition, we have renewed the majority of our reinsurance treaties covering our workers' compensation and general liability business. Thus far, those renewals included coverage for terrorism. Our reinsurance treaties do not cover acts of terrorism involving nuclear, biological or chemical detonations.

Discontinued Operations
-----------------------
F&G Life - In September 2001, we completed the sale of our life insurance company, Fidelity and Guaranty Life Insurance Company, and its subsidiary, Thomas Jefferson Life, (together, "F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million of Old Mutual shares. Pursuant to the sale agreement, we were originally required to hold the 190,356,631 Old Mutual shares we received for one year after the closing of the transaction, and the proceeds from the sale of F&G Life were subject to possible adjustment based on the movement of the market price of Old Mutual's shares at the end of the one-year period. The amount of possible adjustment was to be determined by a derivative "collar" agreement included in the sale agreement. In May 2002, Old Mutual granted us a release from the one-year holding requirement in order to facilitate our sale of those shares in a placement made outside the United States, together with a concurrent sale of shares by Old Mutual by means of granting an overallotment option, which was exercised by the underwriters. We sold all of the Old Mutual shares we were holding on June 6, 2002 for a total net consideration of $287 million, resulting in a pretax realized loss of $13 million that was recorded as a component of discontinued operations on our statement of operations.
The fair value of the collar agreement was recorded as an asset on our balance sheet and adjusted quarterly. At the time of the sale of the Old
Mutual shares, the collar had a fair value of $12 million, which we agreed to terminate at no value as part of the sale. The amount was recorded as a component of discontinued operations on our statement of operations.

Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (Economy), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are determined. As of June 30, 2002, our analysis indicated that we would owe Metropolitan approximately $7 million related to the reserve guarantee, an estimate that was unchanged from our estimate at Dec. 31, 2001. In the first six months of 2002 and 2001, we recorded pretax losses of $6 million and $19 million, respectively, in discontinued operations, related to pre-sale claims.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Subsequent Events
-----------------
Issuance of Common Stock and Equity Units - On July 31, 2002, we completed the sale of 17.8 million of our common shares for a gross consideration of $431 million, or $24.20 per share. In addition, in a separate concurrent offering, we completed the sale of 8.9 million of equity units, each having a stated amount of $50, for gross consideration of $443 million. Each equity unit initially consists of a three-year forward purchase contract for our common stock and an unsecured $50 senior note of the company due in August 2007. Total annual distributions on the equity units will be at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. The forward contract requires the investor to purchase, for $50, a variable number of shares of our common stock on the settlement date of August 16, 2005. The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering.

The combined net proceeds of the offerings, after underwriting commissions and other fees, were approximately $842 million, of which $750 million was contributed to the surplus of our insurance underwriting subsidiaries. The remainder was retained at the parent company and will be used for general corporate purposes.

Form 8-K Dated July 30, 2002 - Surety Ruling - As previously reported in the Current Report on Form 8-K dated July 30, 2002, the United States District Court for the Southern District of New York issued a ruling which could result in a judgment awarding $237 million in insurance payments, plus interest and costs, to Petrobas, an energy company that is majority-owned by the country of Brazil, in a claim related to the construction of two oil rigs. One of our subsidiaries provided a portion of the surety coverage for that construction. We announced on July 30, 2002 that the impact on our after-tax earnings in the third quarter of 2002 as a result of this ruling is not expected to exceed $25 million, net of reinsurance, case reserves and taxes, prior to any recoveries. We believe the recoveries may be significant, but we cannot at this time reasonably estimate them.

Critical Accounting Policies
----------------------------
Overview - The St. Paul Companies, Inc. is a holding company with subsidiaries operating in the property-liability insurance industry and the asset management industry. Our significant accounting policies are described in Note 1 to our 2001 Annual Report to Shareholders. The following is a summary of the critical accounting policies related to accounting estimates that
1) require us to make assumptions about highly uncertain matters and 2) could materially impact our financial statements if we made different assumptions.

Insurance Loss and Loss Adjustment Expense ("LAE") Reserves - Our most significant estimates relate to our reserves for property-liability insurance losses and LAE. We establish reserves for the estimated total unpaid cost of losses and LAE, which cover events that have already occurred. These reserves reflect our estimates of the total cost of claims that were reported to us, but not yet paid ("case" reserves), and the cost of claims incurred but not yet reported to us ("IBNR" reserves).

For reported losses, we establish case reserves within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR losses, we estimate reserves using established actuarial methods. We continually review our reserves, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. We also take into consideration other variables such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices, and inflation. We consider not only monetary increases in the cost of what we insure, but also changes in societal factors that influence jury verdicts and case law, our approach to claims resolution, and, in turn, claim costs.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

For certain catastrophic events, there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and LAE. Reserves are reviewed regularly and, as experience develops and additional information becomes known, including revised industry estimates of the magnitude of a catastrophe, the reserves are adjusted as we deem necessary.

Because many of the coverages we offer involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to our ultimate exposure to losses are an integral and necessary component of our loss reserving process. We analyze our reserves by considering a range of estimates bounded by a high and low point, and record our best estimate within that range. We adjust reserves established in prior years as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in our financial results in the periods in which they are made, and are referred to as prior period development. Because of the high level of uncertainty involved in these estimates, revisions to our estimated reserves could have a material impact on our results of operations in the period recognized, and ultimate actual payments for claims and LAE could turn out to be significantly different from our estimates.

Reinsurance - Our reported written premiums, earned premiums and losses and LAE reflect the net effects of assumed and ceded reinsurance. Premiums are recorded at the inception of each policy, based on information received from ceding companies and their brokers. For excess-of-loss contracts, the amount of premium is usually contractually documented at inception, and no management judgment is necessary in accounting for this.
Premiums are earned on a pro rata basis over the coverage period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, and adjust them once a sufficient period for actual premium reporting has elapsed. Reinstatement and additional premiums are written at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term, and are earned over the remaining policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term, which are earned immediately.

Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met.
These requirements involve significant assumptions being made relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer significant insurance risk are considered financing transactions and are required to be accounted for as deposits.

We estimate, and record, an allowance for reinsurance amounts that may not be collectible, due to credit issues, disputes over coverage, or other considerations. Increasing the level of risk and uncertainty involved in estimating reinsurance recoverables is the difficulty of collecting when policies are old or lost.

Investments - We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If any of these investments experience a decline in value that we believe is other than temporary, we write down the investment for the decline and record a realized loss on our statement of operations.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Property-Liability Insurance
                 ----------------------------

Overview
--------
Our consolidated reported second-quarter written premiums of $1.79 billion were 3% less than comparable 2001 premiums of $1.85 billion. For the first half of 2002, reported premium volume of $3.90 billion was 5% higher than reported 2001 six-month volume of $3.70 billion. Strong growth in the Specialty Commercial and Surety and Construction segments in 2002 was largely offset by premium declines in our Health Care, Reinsurance and Lloyd's and Other segments, where our runoff operations are concentrated. In addition, second-quarter 2002 written premium volume was reduced by premiums ceded related to the terrorism reinsurance policies purchased as described on page 31 of this report. Excluding premiums produced by those operations to be exited in both years, written premium volume of $1.48 billion in the second quarter was 21% ahead of comparable 2001 premiums of $1.22 billion, and year-to-date volume of $2.90 billion was 22% higher than the adjusted 2001 six-month premium total of $2.38 billion. The strong growth was driven by price increases averaging 26% in the first half of 2002 in our U.S. commercial insurance underwriting operations. We expect the favorable pricing environment to continue throughout the remainder of 2002 and into 2003.

In the first half of 2002, we were not party to an all-lines, corporate aggregate excess-of-loss reinsurance treaty. In the preceding three years, cessions made under such treaties had a significant impact on our reported financial results for certain periods. In 2001, we were party to such a treaty that we entered into effective January 1 of that year, but coverage under that treaty was not triggered in the first six months of the year, and the impact of the treaty on our six-month results was limited to cessions of a modest amount of deposit premiums to our reinsurer.

Our Reinsurance segment, St. Paul Re, was party to a separate aggregate excess-of-loss treaty, unrelated to the corporate treaty, in both 2002 and 2001. In the second quarter and first six months of 2002, coverage was not triggered under that treaty, but St. Paul Re ceded a modest amount of net written and earned deposit premiums to its reinsurer. In the second quarter of 2001, St. Paul Re ceded $42 million of written premiums, $40 million of earned premiums and $76 million of insurance losses and loss adjustment expenses under that treaty, for a net pretax benefit of $36 million. For the six months ended June 30, 2001, St. Paul Re ceded $45 million of written premiums, $43 million of earned premiums and $102 million of insurance losses and loss adjustment expenses for a net pretax benefit of $59 million.

Our reported consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 103.5 for the second quarter of 2002, compared with a reported loss ratio of 77.2 in the same 2001 period. The 2002 ratio was dominated by the $585 million asbestos litigation settlement described on pages 27 and 28 of this report, which was
recorded entirely in our Commercial Lines segment.   Excluding
that loss in 2002 and the benefit of the Reinsurance segment treaty in 2001, our second-quarter 2002 adjusted loss ratio of
73.0 was almost seven points better than the comparable 2001 adjusted ratio of 79.8. The adjusted second-quarter loss ratios in 2002 and 2001 include $97 million and $107 million, respectively, of prior-year reserve strengthening in our Health Care segment. The improvement in 2002 was concentrated in the Reinsurance segment, reflecting the impact of our strategic initiative to exit unprofitable market sectors and a decline in catastrophe losses, and in our Specialty Commercial and Commercial Lines segments, where significant price increases and our focus on underwriting profitability have resulted in a marked improvement in current accident year underwriting results.

Catastrophe losses in the second quarter of 2002 totaled $21 million, compared with losses of $69 million in last year's second quarter, the majority of which resulted from Tropical Storm Allison in the United States. Since catastrophe losses are not recognized until an event occurs, the occurrence of a catastrophic event can have a material impact on our results of operations during the period incurred. Subsequent changes to our estimate of catastrophic losses, based on better information, also can materially impact our results of operations during that period.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Our reported consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 28.8 in the second quarter of 2002, compared with the reported 2001 second-quarter ratio of 29.3. Excluding the impact of the Reinsurance segment treaty in 2001, the adjusted second-quarter 2001 ratio of
28.7 was virtually level with the 2002 ratio. The positive effects of strong price increases and our aggressive expense reduction efforts in recent years were somewhat offset in the second quarter of 2002 by premiums ceded for terrorism coverage. Through the first six months of 2002, our reported expense ratio of 28.3 was over a point better than the 2001 six-month ratio of
29.8 (adjusted for the Reinsurance segment treaty).

The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis). In the fourth quarter of 2001, we implemented a new segment reporting structure for our property-liability underwriting operations. Data for 2001 in the table have been reclassified to be consistent with the new segment reporting structure.

Following the table is a detailed discussion of the results for each segment. In those discussions, we sometimes use the term "prior accident year loss development" (or similar terms) which refers to an increase or decrease in losses recorded in the current year that relate to losses incurred prior to 2002. Similarly, we sometimes refer to "current accident year loss development" (or similar terms), which refers to losses recorded for events which occurred in 2002.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        Management's Discussion, Continued

                     Property-Liability Insurance (continued)
                     ---------------------------------------

                                    Three Months Ended        Six Months Ended
(dollars in millions)                     June 30                  June 30
 -------------------                ------------------        ----------------
                                          2002    2001            2002    2001
                                        ------  ------          ------  ------
    Specialty Commercial
     Written Premiums           30%*      $604    $485          $1,180    $941
     Underwriting Result                   $60     $17             $64      $7
     Combined Ratio                       88.5    95.7            93.8    98.9

    Commercial Lines
     Written Premiums           23%*      $381    $388            $887    $818
     Underwriting Result                 $(530)    $37           $(527)   $114
     Combined Ratio                      226.5    90.3           161.6    83.1

    Surety and Construction
     Written Premiums           17%*      $329    $257            $677    $521
     Underwriting Result                    $5     $21              $9     $41
     Combined Ratio                       96.7    87.8            95.6    89.1

    Health Care
     Written Premiums            5%*       $29    $147            $177    $324
     Underwriting Result                 $(102)  $(124)          $(100)  $(254)
     Combined Ratio                      205.0   175.3           142.4   172.9

    Lloyd's and Other
     Written Premiums            8%*      $245    $296            $312    $394
     Underwriting Result      -----       $(20)   $(28)           $(59)   $(51)
     Combined Ratio                      111.2   113.5           120.9   115.2
                                         -----   -----           -----   -----
        Total Primary Insurance
         Written Premiums       83%*    $1,588  $1,573          $3,233  $2,998
         Underwriting Result             $(587)   $(77)          $(613)  $(143)
         Combined Ratio                  137.8   105.2           120.1   104.6


    Reinsurance
     Written Premiums           17%*      $201    $280            $662    $701
     Underwriting Result      -----        $(4)   $(36)            $11    $(57)
     Combined Ratio                      104.5   114.6            96.5   107.5

        Total Property-
         Liability Insurance
         Written Premiums      100%     $1,789  $1,853          $3,895  $3,699
         GAAP Underwriting     ====
           Result                        $(591)  $(113)          $(602)  $(200)

        Statutory Combined
         Ratio
          Loss and Loss Expense Ratio    103.5    77.2            87.7    75.0
           Underwriting Expense Ratio     28.8    29.3            28.3    30.2
                                         -----   -----           -----   -----
              Combined Ratio             132.3   106.5           116.0   105.2
                                         =====   =====           =====   =====

     * Percentage of year-to-date total.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Underwriting Results by Segment
-------------------------------

Specialty Commercial
--------------------
The Specialty Commercial segment includes the following 11 business centers: Technology, Financial and Professional Services, Ocean Marine, Catastrophe Risk, Public Sector Services, Discover Re, Umbrella/Excess & Surplus Lines, Oil and Gas, Transportation, National Programs and International Specialty. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and each focuses on the respective customer group it serves. The following table summarizes results for this segment for the second quarters and six months ended June 30, 2002 and 2001.

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        ------------------     ----------------
     (Dollars in millions)                   2002     2001        2002     2001
      -------------------                  ------   ------      ------   ------

     Net written premiums                    $604     $485      $1,180     $941
        Percentage increase over 2001          25%                  25%

     Underwriting result                      $60      $17         $64       $7

     Statutory combined ratio:
       Loss and loss adjustment
        expense ratio                        66.1     69.3        69.9     72.4
       Underwriting expense ratio            22.4     26.4        23.9     26.5
                                            -----    -----       -----    -----
          Combined ratio                     88.5     95.7        93.8     98.9
                                            =====    =====       =====    =====

The strong premium growth in 2002 was driven by domestic price increases that averaged 28% in the second quarter and 27% year-to-date across the entire segment. The following discussion summarizes results from several of the largest business centers in this segment.

  - International Specialty - Premium volume of $119 million in the second quarter of 2002 grew 65% over the 2001 second-quarter total, with the increase primarily due to price increases that averaged in excess of 40% in the international markets where we operate. Year-to-date premium volume in 2002 totaled $182 million, 43% higher than the same 2001 period.
       As part of the strategic initiatives announced at the end of 2001, we are now limiting our ongoing international business to Canada, the United Kingdom and Ireland. The second-quarter loss ratio in this business center improved by over 30 points to 81.2, reflecting the impact of our decision to exit those international markets where we lacked the scale to produce profitable results. The year-to-date loss ratio of 80.6 was nearly 25 points better than the comparable 2001 ratio.

  -    Financial & Professional Services - Written premiums of
       $108 million in the second quarter of 2002 grew 14% over the same 2001 period, driven by price increases on domestic renewal business averaging 35%. Year-to-date premiums of $224 million in 2002 grew 19% over the first half of 2001. The loss ratio of 65.7 in the second quarter of 2002 was significantly worse than the comparable 2001 ratio of 42.3. The 2001 ratio was driven by favorable prior-year development on lawyers' professional liability business. Current year loss development in 2002 was slightly better than comparable current year development in 2001.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

   - Technology - Premium volume of $101 million in the second quarter fell 6% compared with second-quarter 2001 volume, reflecting slowing growth in the technology market sector. Price increases averaged 22% in the second quarter. Through the first half of 2002, premium volume of $200 million was level with the same period of 2001. The loss ratio was 56.2 in the second quarter of 2002, compared with the 2001 second-quarter ratio of 68.2. Improvement in current accident year loss experience was the primary factor driving the reduction in the loss ratio.

  - Umbrella/Excess & Surplus Lines - Price increases averaging 42% and new business combined to produce second-quarter 2002 written premiums of $61 million, an increase of $29 million over the same period of 2001. Year-to-date premium volume of $123 million was more than double the six-month 2001 total of $56 million. The six-month 2002 loss ratio of 73.6 was nearly nine points better than the comparable 2001 ratio of 82.3.

  -    Public Sector - Written premiums totaled $36 million in
       2002's second quarter, down 13% from the same period of 2001 due to a reduction in new business, as well as lower retention rates. Price increases on renewal business averaged 23% in the second quarter of 2002. Six-month 2002 premium volume of $101 million was 11% ahead of the same period last year. The second-quarter loss ratio of 62.7 in 2002 was much improved over the comparable 2001 ratio of 77.0, primarily due to significant improvement in current accident year loss experience.


Commercial Lines
----------------
The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Large Accounts business centers, as well as the results of our limited involvement in insurance pools. The Small Commercial business center serves small businesses such as retailers, wholesalers, service companies, professional offices, manufacturers and contractors. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of commercial enterprises where annual insurance costs range from $75,000 to $1 million. The Large Accounts business center offers insurance programs to larger commercial businesses that are willing to share insurance risk through significant deductibles and self-insured retentions. The following table summarizes results for this segment for the second quarters and six months ended June 30, 2002 and 2001.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------


                                       Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        ------------------     ----------------
     (Dollars in millions)                   2002     2001        2002     2001
      -------------------                  ------   ------      ------   ------

     Net written premiums                    $381     $388        $887     $818
        Percentage change from 2001            (2%)                  8%

     Underwriting result                    $(530)     $37       $(527)    $114

     Statutory combined ratio:
       Loss and loss adjustment
        expense ratio                       193.4     60.6       130.8     52.7
       Underwriting expense ratio            33.1     29.7        30.8     30.4
                                            -----    -----       -----    -----
          Combined ratio                    226.5     90.3       161.6     83.1
                                            =====    =====       =====    =====

The slight decline in second-quarter premium volume compared with 2001 was due to premiums ceded in the quarter related to terrorism reinsurance coverage, and a deliberate focus on price increases which led to a reduction in new business volume, particularly in the Middle Market Commercial business center. The increase in year-to-date premium volume was principally driven by strong price increases, as we took the opportunity presented by favorable market conditions to actively manage our growth while focusing on improving profitability. Price increases across the entire segment averaged 25% in the second quarter and 23% year-to-date. Middle Market Commercial premiums in the second quarter totaled $199 million, compared with $219 million in the same 2001 period. In our Small Commercial business center, second quarter premiums of $149 million grew 7% over the second quarter of 2001. We are in the process of building a field organization and business platform to more efficiently serve the small commercial insurance market.

The reported loss ratio and underwriting result in the Commercial Lines segment in the second quarter of 2002 was dominated by the $585 million asbestos litigation settlement described on pages 27 and 28 of this report. Excluding that settlement, the second-quarter 2002 loss ratio was 57.1, over three points improved compared with the 2001 second-quarter ratio of 60.6. The year-to-date 2002 loss ratio without the asbestos settlement was 62.9. Last year's reported six-month loss ratio was unusually favorable due to the impact of a $100 million reduction in previously established reserves that pertained to certain business written in years prior to 1989. Those reserves were reduced based on actuarial analyses, which indicated that ultimate losses on that business would fall short of the established reserves. Excluding the reserve reduction, the six-month 2001 loss ratio was 66.1, over three points worse than the adjusted 2002 six-month ratio. Current accident year results in 2002 for both the Small and Middle Market Commercial business centers improved over comparable results in 2001, reflecting the impact of price increases and an improvement in the quality of our book of business. The 3.4-point expense ratio increase in the second quarter over the prior year primarily reflected the impact of premiums ceded for terrorism reinsurance coverage, which increased the commission component of the expense ratio. Additionally, the 2001 second-quarter expense ratio was impacted by a reduction in our accrual for guaranty funds (recorded in "Pools and other").


Surety and Construction
-----------------------
Our Surety business center underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Our Construction business center provides insurance products and services to a broad range of contractors and owners of construction projects. The following table summarizes key financial data for this segment for the second quarters and six months ended June 30, 2002 and 2001.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        ------------------     ----------------
     (Dollars in millions)                   2002     2001        2002     2001
      -------------------                  ------   ------      ------   ------

     Net written premiums                    $329     $257        $677     $521
        Percentage change from 2001            28%                  30%

     Underwriting profit                       $5      $21          $9      $41

     Statutory combined ratio:
       Loss and loss adjustment
        expense ratio                        62.2     51.9        62.8     53.0
       Underwriting expense ratio            34.5     35.9        32.8     36.1
                                            -----    -----       -----    -----
          Combined ratio                     96.7     87.8        95.6     89.1
                                            =====    =====       =====    =====


Surety premium volume of $141 million in 2002's second quarter grew 30% over premiums of $108 million in the same 2001 period, driven by $17 million of surety premiums generated by London Guarantee Insurance Company, acquired near the end of March 2002. (See page 28 of this report for further details about the acquisition). Surety's year-to-date premium volume of $251 million grew 18% over the same period of 2001, due to the additional premiums from London Guarantee and $27 million of premiums generated from our acquisition in late 2001 of the right to seek to renew surety business previously underwritten by Fireman's Fund Insurance Company. Excluding the impact of the two acquisitions, our surety premium volume through the first half of 2002 was slightly below comparable 2001 levels, reflecting the tightened underwriting standards we have maintained over the last two years in an uncertain economic environment. In 2001, our Surety operation began to reduce its commercial surety business. In the Construction business center, second-quarter and six-month premium volume of $188 million and $426 million, respectively, was 27% and 39% ahead of the respective periods of 2001. The strong growth was driven by price increases averaging 28% in the first half of the year.

The Surety business center accounted for the decline in underwriting profit in this segment compared with the second quarter and first six months of 2001. Surety's six-month loss ratio of 44.4 was nearly eleven points worse than the comparable 2001 ratio of 33.5, primarily due to an increase in the current accident year loss ratio. Despite that deterioration, however, Surety's operations remained profitable, posting a $2 million underwriting profit in 2002, compared with a profit of $32 million in the first half of 2001. In July 2002, we announced that after-tax losses in our Surety operation in the third quarter resulting from a recent court ruling regarding surety bonds issued in connection with the construction of two large Brazilian oil rigs are not expected to exceed $25 million. See page 32 of this report for further details about this ruling.

Construction's second-quarter loss ratio of 72.8 was worse than the comparable 2001 ratio of 66.4, due to favorable prior-year loss development in 2001. Despite the loss ratio increase, the Construction business center posted an underwriting profit of $6 million in the second quarter of 2002, level with the same period of 2001. The segment-wide six-month 2002 expense ratio was over three points better than the comparable 2001 ratio, reflecting the combined impact of strong written premium growth and the continued success of expense reduction initiatives in both the Surety and Construction business centers.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------
Health Care
-----------
Our Health Care segment historically has provided property-liability insurance throughout the entire health care delivery system. In late 2001, we announced our intention to exit that market, subject to applicable regulatory requirements. As a result, we consider the entire segment to be in runoff in 2002. The following table summarizes key financial data for the Health Care segment for the quarters and six months ended June 30, 2002 and 2001.

                                       Three Months Ended     Six Months Ended
                                             June 30               June 30
                                       ------------------     ----------------
    (Dollars in millions)                   2002     2001        2002     2001
     -------------------                  ------   ------      ------   ------

    Net written premiums                     $29     $147        $177     $324
       Percentage decline from 2001          (80%)                (45%)

    Underwriting result                    $(102)   $(124)      $(100)   $(254)

    Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                       150.4    148.9       113.7    147.8
      Underwriting expense ratio            54.6     26.4        28.7     25.1
                                           -----    -----       -----    -----
         Combined ratio                    205.0    175.3       142.4    172.9
                                           =====    =====       =====    =====

Written premiums in 2002 primarily consisted of premiums generated by extended reporting endorsements, which we are required to offer to claims-made policyholders at the time their policies are nonrenewed. These endorsements cover losses incurred in prior periods that have not yet been reported.
Unlike typical policies, premiums on these endorsements are fully earned, and the expected losses are fully reserved, at the time the endorsement is written. Our exit from the Health Care market continues to proceed as planned when we announced the action at the end of 2001. As of June 30, 2002, we had obtained regulatory approval to cease underwriting new business in all but two states, and are nonrenewing policies where such approval had been obtained. The two states where regulatory approval is pending accounted for approximately 6% of net written premium volume in the Health Care segment for the year ended Dec. 31, 2001. We anticipate net written premium volume of approximately $350 million in the Health Care segment for the full year of 2002, with reporting endorsement premiums expected to account for the majority of that total.

The underwriting loss in the second quarter and first half of 2002 primarily resulted from an approximately $100 million provision to increase prior accident year loss reserves. In the year ended Dec. 31, 2001, we recorded cumulative provisions of $735 million to strengthen prior accident year loss reserves in this segment. Our continuing actuarial analysis may or may not conclude that further reserve increases are necessary going forward, in part due to the uncertainty related to our assumptions regarding the handling of runoff claims that could prove to be incorrect.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Lloyd's and Other
-----------------
Our Lloyd's and Other segment consists of the following components: our operations at Lloyd's, where we provide capital to five underwriting syndicates and own a managing agency; our participation in the insuring of the Lloyd's Central Fund, which would be utilized if an individual member of Lloyd's were to be unable to pay its share of a syndicate's losses; and results from Unionamerica, a London-based insurance operation we acquired in April 2000 as part of our purchase of MMI Companies, Inc. In late 2001, we announced that we would cease underwriting certain business through Lloyd's beginning in 2002, and would, when current contractual commitments expire in 2003, end our involvement in the insuring of the Lloyd's Central Fund. At Unionamerica, we ceased underwriting new business in late 2000 except for that business we are contractually obligated to underwrite through 2004. The following table summarizes this segment's results for the quarters and six months ended June 30, 2002 and 2001.


                                       Three Months Ended     Six Months Ended
                                            June 30               June 30
                                       ------------------     ----------------
    (Dollars in millions)                   2002     2001        2002     2001
     -------------------                  ------   ------      ------   ------

    Net written premiums                    $245     $296        $312     $394
       Percentage decline from 2001          (17%)                (21%)

    Underwriting result                     $(20)    $(28)       $(59)    $(51)

    Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                        89.0     94.6        95.1     91.6
      Underwriting expense ratio            22.2     18.9        25.8     23.6
                                           -----    -----       -----    -----
         Combined ratio                    111.2    113.5       120.9    115.2
                                           =====    =====       =====    =====


Our ongoing business in the Lloyd's and Other segment at the beginning of 2002 consisted of the following coverages offered through our involvement at Lloyd's: aviation, marine, financial and professional services, property insurance and personal lines, including kidnap and ransom, accident and health, creditor and other personal specialty products. In April 2002, we announced that we would further narrow the focus of our operations at Lloyd's to four key product lines: marine, personal lines, property and aviation. The decline in reported premium volume in the second quarter and first half of 2002 compared with the same periods of 2001 reflected the impact of our reduced involvement at Lloyd's and a decrease in premiums generated by Unionamerica. Excluding those lines of business in runoff, premium volume in the second quarter and first six months of 2002 increased 41% and 29%, respectively, over the same periods of 2001, driven entirely by strong price increases throughout our ongoing operations in this segment.

Our runoff operations at Lloyd's and Unionamerica accounted for the majority of underwriting losses for all periods presented in the above table. Provisions to strengthen prior-year loss reserves were the primary factor contributing to those losses in all periods. Our ongoing operations at Lloyd's produced an underwriting profit of $8 million in the second quarter of 2002, compared with an underwriting profit of $2 million in the same 2001 period. We are continuing to review the role of our operations at Lloyd's in our long-term corporate strategy.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Reinsurance
-----------
Our Reinsurance segment ("St. Paul Re") underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of coverage, and also underwrites "nontraditional" reinsurance, which provides limited traditional underwriting risk combined with financial risk protection. In late 2001, we announced our intention to cease underwriting certain types of reinsurance coverages in 2002, as described in more detail on page 29 of this report. In April 2002, we announced our intention to transfer our ongoing reinsurance operations to a Bermuda-based reinsurer, as described in more detail on page 28 of this report. The following table summarizes key financial data for the Reinsurance segment for the first quarters of 2002 and 2001, excluding the impact of the aggregate excess-of-loss reinsurance treaty exclusive to this segment that is described on page 35 of this report.



                                       Three Months Ended     Six Months Ended
                                            June 30               June 30
                                       ------------------     ----------------
    (Dollars in millions)                   2002     2001        2002     2001
     -------------------                  ------   ------      ------   ------

    Net written premiums                    $201     $322        $662     $746
       Percentage decline from 2001          (38%)                (11%)

    Underwriting result                      $(4)    $(72)        $11    $(116)

    Statutory combined ratio:
      Loss and loss adjustment
       expense ratio                        70.0     88.1        67.4     82.1
      Underwriting expense ratio            34.5     35.0        29.1     34.3
                                           -----    -----       -----    -----
         Combined ratio                    104.5    123.1        96.5    116.4
                                           =====    =====       =====    =====

After the actions announced at the end of 2001, our Reinsurance segment in 2002 has focused almost exclusively on property catastrophe reinsurance, excess-of-loss casualty reinsurance, marine reinsurance and traditional finite reinsurance. The decline in premium volume in the second quarter and first six months of 2002 reflected our narrowed business focus, and our total reinsurance exposures were down significantly compared with 2001. Market conditions in worldwide reinsurance markets in 2002 have been characterized by favorable terms and conditions, and strong price increases amid heightened demand for reinsurance coverages.

The significant improvement in St. Paul Re's underwriting result in the second quarter and first half of 2002 compared with the same prior-year periods reflected the positive impact of significant price increases, as well as the success of our strategic emphasis on those lines of business we believe offer the greatest potential for profitable results. Underwriting results in both periods of 2002 benefited from the absence of major catastrophes and favorable development on catastrophe losses incurred in prior years, whereas 2001 second-quarter and six-month results included catastrophe losses resulting from Tropical Storm Allison in the United States. The strong improvement in the 2002 year-to-date expense ratio was primarily the result of actions we have taken in 2002 to reduce expenses in this segment, including the closing of branch offices in several locations around the world.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Investment Operations
---------------------
Second-quarter 2002 pretax net investment income in our property-liability insurance operations of $283 million was $12 million, or 4%, below investment income in the same period of 2001. Through the first six months of 2002, investment income totaled $573 million, down 8% from the prior year total of $625 million. Last year's six-month total was unusually high due to $22 million of income generated by the sale of certain properties in our real estate investment portfolio. Our investment income in recent quarters has been negatively impacted by declining yields on new investments and a general reduction in the amount of funds available for investment due to significant cash payments for insurance losses and loss adjustment expenses, particularly in our Health Care, Reinsurance and Lloyd's and Other segments. In addition, we made cumulative premium payments totaling $639 million between the fourth quarter of 1999 and the first quarter of 2001 related to our corporate reinsurance program. Since the end of 1999, average new money rates on taxable and tax-exempt securities have fallen from 7.2% and 5.4%, respectively, to 6.0% and 3.8%, respectively, at June 30, 2002.

We expect our investment income levels in future periods to be negatively impacted by the payment of claims related to the September 11, 2001 terrorist attack, as well as claims payable from reserves related to our operations in runoff, as the investment assets related to the reserves decline. In addition, the June 2002 payment of $248 million and the anticipated January 2003 payment of $740 million related to the Western MacArthur asbestos litigation settlement will negatively impact our investment income in future periods. We expect these factors to be mitigated somewhat, however, by continued price increases and improving loss experience in our ongoing insurance operations, as well as investment returns on the net $842 million of proceeds received from our issuance of common stock and equity units in July 2002.

Pretax realized investment losses in our property-liability insurance operations totaled $38 million in the second quarter of 2002, compared with realized gains of $6 million in the same 2001 period. Losses in this year's second quarter were centered in our equity portfolio. During the second quarter, we made a strategic decision to liquidate a substantial portion of our equity investment holdings and redeploy those funds in fixed maturities. Accordingly, we reduced our equity investments by approximately $500 million in the second quarter. In addition, we recorded writedowns in the carrying value of WorldCom Corporation and Adelphia Corporation bonds in our portfolio totaling $13 million in the second quarter. Through the first half of 2002, pretax realized losses totaled $77 million, compared with realized gains of $58 million in the same 2001 period. Losses generated by our venture capital portfolio in the first quarter of 2002 accounted for a significant portion of our year-to-date 2002 losses. Pretax realized gains in the first half of 2001 included a gain of $77 million on the sale of our investment in RenaissanceRe Holdings Ltd., a Bermuda-based reinsurer.

The market value of our $16.1 billion fixed maturities portfolio exceeded its cost by $699 million at June 30, 2002. Approximately 96% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.5% at June 30, 2002 down from 6.8% a year ago.


               Environmental and Asbestos Claims
               ---------------------------------

We continue to receive claims, including through lawsuits, alleging injury or damage from environmental pollution or seeking payment for the cost to clean up polluted sites. We also receive asbestos injury claims, including through lawsuits, arising out of coverages under general liability policies. Most of these claims arise from policies written many years ago. Significant legal issues, primarily pertaining to the scope of coverage, complicate the determination of our alleged liability for both environmental and asbestos claims.

In our opinion, court decisions in certain jurisdictions have tended to broaden insurance coverage for both environmental and asbestos matters beyond the intent of the original insurance policies.

PAGE>

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

As a result of developments in the asbestos litigation environment generally, we determined in the first quarter of 2002 that it would be desirable to seek earlier and ultimately less costly resolutions of certain pending asbestos-related litigations. As a result, we have decided where possible to seek to resolve these matters while continuing to vigorously assert defenses in pending litigations. We are taking a similar approach to environmental litigations. As discussed in more detail on pages 27 and 28 of this report, in the second quarter of 2002 we entered into a definitive agreement to settle asbestos claims for a total cost of $988 million arising from an insuring relationship one of our subsidiaries had with Western MacArthur Company. Following a comprehensive review of our known environmental and asbestos exposures, we determined that our environmental reserves were higher than necessary, and that, including the impact of the Western MacArthur settlement, our asbestos reserves were inadequate. As a result, we determined a reclassification adjustment was appropriate. (See further discussion on the following page regarding our asbestos and environmental reserves.)

The following table represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 2002, and the years ended Dec. 31, 2001 and 2000. Amounts in the "net" column are reduced by reinsurance recoverables. The disclosure of environmental reserve development includes all claims related to environmental exposures. Additional disclosure has been provided to separately identify loss payments and reserve amounts related to policies that were specifically underwritten to cover environmental exposures, referred to as "Underwritten," as well as amounts related to environmental exposures that were not specifically underwritten, referred to as "Not Underwritten." In 1988, we completed our implementation of a pollution exclusion in our commercial general liability policies; therefore, activity related to accident years after 1988 generally relates to policies underwritten to include environmental exposures.

The amounts presented for paid losses in the following table as "Underwritten" include primarily exposures related to accident years after 1988 for policies which the underwriter contemplated providing environmental coverage. In addition, certain pre-1988 exposures, such as oil and gas exposures, transportation of hazardous materials exposures, and first party losses are included since, they too, were contemplated by the underwriter to include environmental coverage. "Not Underwritten" primarily represents exposures related to accident years 1988 and prior for policies which were not contemplated by the underwriter to include environmental coverage.

   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

         Environmental and Asbestos Claims (continued)
         --------------------------------------------

                          2002
  Environmental       (six months)     2001           2000
  -------------        ----------   -----------    -----------
  (In millions)       Gross   Net   Gross   Net    Gross   Net
   -----------        -----   ---   -----   ---    -----   ---

  Beginning reserves   $582  $507    $665  $563     $698  $599
  Incurred losses      (152) (153)      1    18       25    14
  Paid losses:
   Not underwritten     (22)  (18)    (73)  (63)     (45)  (38)
   Underwritten          (6)   (5)    (11)  (11)     (13)  (12)
                       ----  ----    ----  ----     ----  ----
  Ending reserves      $402  $331    $582  $507     $665  $563
                       ====  ====    ====  ====     ====  ====

Included in the gross and net incurred losses for the six months ended June 30, 2002 was a $150 million reduction of environmental reserves.

For the year 2000, the gross and net environmental "underwritten" reserves at the beginning of the year totaled $27 million and $25 million, respectively, and at the end of the year totaled $27 million and $26 million, respectively. For 2001, the year-end gross and net environmental "underwritten" reserves were both $28 million, and at June 30, 2002 the gross and net reserves were both $30 million. These reserves relate to policies which were specifically underwritten to include environmental exposures. These "underwritten" reserve amounts are included in the total reserve amounts in the preceding table.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 2002, and the years ended Dec. 31, 2001 and 2000. No policies have been underwritten to specifically include asbestos exposure.

                            2002
  Asbestos              (six months)     2001         2000
  --------               ----------   -----------  -----------
  (In millions)         Gross   Net   Gross   Net  Gross   Net
   -----------          -----   ---   -----   ---  -----   ---

  Beginning reserves   $  478  $367    $397  $299   $398  $298
  Incurred losses         988   737     133   110     41    33
  Paid losses            (279) (274)    (52)  (42)   (42)  (32)
                        -----  ----    ----  ----   ----  ----
  Ending reserves      $1,187  $830    $478  $367   $397  $299
                        =====  ====    ====  ====   ====  ====

Included in the gross and net incurred losses for the six months ended June 30, 2002 were $988 million of gross losses and $740 million of net losses related to the Western MacArthur litigation settlement. Also included in the gross and net incurred losses for the six months ended June 30, 2002 was a $150 million increase in asbestos reserves. Gross and net paid losses include the $248 million payment made in June 2002.

Our reserves for environmental and asbestos losses at June 30, 2002 represent our best estimate of our ultimate liability for such losses, based on all information currently available.
Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek earlier and ultimately less costly resolutions of certain pending asbestos and environmental related litigations. Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

Total gross environmental and asbestos reserves at June 30, 2002, of $1.6 billion represented approximately 7% of gross consolidated reserves of $22.5 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Asset Management
                       ----------------

Our asset management segment consists of our 78% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds, exchange-traded funds and defined portfolios through financial advisors serving the affluent, high net worth and institutional market segments. Highlights of Nuveen's performance for the quarters and six months ended June 30, 2002 and 2001 were as follows:

                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                       ------------------    ----------------
    (in millions)                            2002    2001        2002    2001
     -----------                           ------  ------      ------  ------
    Revenues                                $  91   $  87       $ 185   $ 174
    Expenses                                   41      42          86      84
                                             ----    ----        ----    ----
     Pretax earnings                           50      45          99      90
     Minority interest                        (11)    (11)        (22)    (21)
                                             ----    ----        ----    ----
    The St. Paul's share
     of pretax earnings                     $  39   $  34       $  77   $  69
                                             ====    ====        ====    ====

       Assets under management                                $68,496 $62,990
                                                               ======  ======


Nuveen's revenue growth in the second quarter and first six months of 2002 was driven by an increase in investment advisory fees over the same periods of 2001. Gross sales of investment products totaled $3.3 billion in the second quarter of 2002, level with the same period of 2001. Second-quarter 2002 sales were comprised of $1.5 billion of retail and institutional managed accounts, $1.4 billion of closed-end exchange-traded funds and $0.4 billion of mutual funds. Nuveen's commitment to core, long-term investment disciplines and specialized investment expertise has led to continued earnings growth despite a challenging investment environment. Difficult market conditions for equity investments caused strong demand for Nuveen's broad range of fixed-income investments in the second quarter of 2002. Nuveen's net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions and withdrawals) during the first half of 2002 totaled $2.5 billion, compared with net flows of $4.7 billion in the same period of 2001.

Managed assets at the end of the second quarter consisted of $35.1 billion of exchange-traded funds, $17.0 billion of retail managed accounts, $4.8 billion of institutional managed accounts and $11.6 billion of mutual funds. Total managed assets at June 30, 2002 were down slightly from the comparable total at the end of the first quarter, reflecting the impact of a decline in equity values. Managed assets were, however, 9% higher than a year ago, primarily due to Nuveen's July 2001 acquisition of Symphony Asset Management LLC, an institutional money management firm, which added approximately $4 billion in managed assets. In May 2002, Nuveen announced an agreement to acquire NWQ Investment Management, an asset management firm based in Los Angeles. On August 1, 2002, Nuveen announced that this acquisition had been completed, which added approximately $7 billion to Nuveen's assets under management.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Capital Resources
                       -----------------

Common shareholders' equity totaled $4.92 billion at June 30, 2002, down $133 million, or 3%, from the year-end 2001 total of $5.06 billion. The decline was driven by our net loss of $90 million in the first half of the year and dividends declared on our common stock totaling $121 million. These reductions to equity were partially offset by a $21 million increase in the unrealized appreciation of our investment portfolio and an $11 million reduction in the unrealized loss on foreign currency translation.

Total debt at June 30, 2002 of $2.12 billion was virtually level with the year-end 2001 total of $2.13 billion. In March 2002, we issued $500 million of 5.25% senior notes that mature in 2007, the proceeds of which were primarily used to repay a like amount of our commercial paper outstanding. Our ratio of total debt obligations to total capitalization of 26% at the end of the second quarter was level with the year-end 2001 ratio of 26%.
Net interest expense related to debt totaled $53 million in the first half of 2002, compared with $59 million in the same period of 2001. Preferred distribution expense related to mandatorily redeemable preferred securities of trusts guaranteed by us totaled $35 million in the first half of 2002, compared with $14 million in the same 2001 period. The increase was due to the issuance of $575 million of 7.6% mandatorily redeemable preferred securities in November 2001.

The 17.8 million common shares we issued in July 2002 will increase our common equity by $413 million, net of commissions and expenses paid. The debt component of the equity units we issued in July 2002 will increase the total debt on our balance sheet by $443 million. However, the present value of the stock purchase contracts associated with the equity units will be classified as a contra-equity account reducing our reported common equity by approximately $46 million.

Capital expenditures that we might consider during the remainder of 2002 include acquisitions of existing businesses consistent with our commercial insurance focus. As of August 12, 2002 we had the capacity to make up to approximately $89 million in common stock repurchases under a repurchase program authorized by our board of directors in February 2001; however, we do not anticipate repurchasing any of our common shares during the remainder of 2002.

For the first six months of 2002, our loss from continuing operations was inadequate to cover "fixed charges" by $168 million and "combined fixed charges and preferred stock dividends" by $175 million. For the first six months of 2001, the ratio of earnings to fixed charges was 6.03, and the ratio of earnings to combined fixed charges and preferred stock dividend requirements was 5.57. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


                           Liquidity
                           ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Our chief source of liquidity is cash provided from operations, which primarily consists of insurance premiums collected and investment income. As necessary, additional liquidity is provided by net sales from our investment portfolio and access to the debt and equity markets.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                     Liquidity (continued)
                     --------------------

Net cash flows provided by continuing operations totaled $82 million in the first six months of 2002, compared with cash used by continuing operations of $45 million in the same period of 2001. Our operational cash flows in 2002 were negatively impacted by the $248 million payment made in June related to the Western MacArthur asbestos litigation settlement, and loss payments totaling $148 million related to the September 11, 2001 terrorist attack. Operational cash flows generated by our ongoing property-liability operations in 2002 were substantially better than the same period of 2001, due to significant price increases and improving loss experience. In addition, we made no premium payments related to our corporate reinsurance program in the first six months of 2002, whereas such payments totaled $164 million in the same 2001 period.

We expect operational cash flows during the remainder of 2002 to continue to be negatively impacted by insurance losses and loss adjustment expenses payable related to the September 11, 2001 terrorist attack, as well as losses payable related to our operations in runoff. However, we expect continued improvement in operational cash flows from ongoing operations in the second half of 2002 as a result of price increases and expense reductions throughout those operations. In the first quarter of 2003, our operational cash flows and, consequently, our future investment income will be negatively impacted by the payment of an additional $740 million related to the Western MacArthur asbestos litigation settlement. This will be offset, however, by the investment income generated by the $842 million of net proceeds received from the common stock and equity units offering that we completed in July 2002.

During and subsequent to the second quarter, certain independent financial rating agencies downgraded various ratings of The St. Paul. As a result, we may pay higher interest rates on debt securities we may issue in the future, compared with rates available had the downgrades not occurred. We believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis. The common stock and equity units offering in July 2002 is evidence of this capacity. In addition, the commercial paper market continues to be an efficient and cost effective source of short-term funding. We continue to maintain an $800 million commercial paper program with $600 million of back-up liquidity, consisting of bank credit agreements totaling $540 million entered into during the second quarter and $60 million of highly-liquid, high-quality fixed income securities.


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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. The new Statement establishes a single accounting model, based on the framework originally established SFAS No. 121, for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


Impact of Accounting Pronouncements to be Adopted in the Future (continued)
--------------------------------------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The primary impact of SFAS No. 145 was to rescind the requirement to report the gain or loss from the extinguishment of debt as an extraordinary item on the statement of income. The provisions of this Statement are generally effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

             2)   The St. Paul filed a Form 8-K Current Report dated June
                  3, 2002 related to the announcement of the settlement of the Western MacArthur asbestos litigation.

             3)   The St. Paul filed a Form 8-K Current Report dated July
                  16, 2002 related to the disclosure of the pro forma impact of the adoption of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," on The St. Paul's consolidated results for the years ended Dec. 31, 2001, 2000 and 1999.

             4)   The St. Paul filed a Form 8-K Current Report dated July
                  23, 2002 related to the announcement of The St. Paul's financial results for the second quarter and six months ended June 30, 2002. In addition, this Form 8-K included as an exhibit the Western MacArthur asbestos litigation settlement agreement.

             5)   The St. Paul filed a Form 8-K Current Report dated July
                  30, 2002 related to the announcement of the anticipated impact on third-quarter 2002 earnings of a United States District Court ruling regarding surety coverage provided by one of The St. Paul's subsidiaries for the construction of two oil rigs in Brazil.

             6)   The St. Paul filed a Form 8-K Current Report dated July
                  31, 2002 related to the completion of the sale of common stock and equity units, and included the related documents as exhibits.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  August 14, 2002              By  Bruce A. Backberg
       ---------------                  -----------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                        (Authorized Signatory)


Date:  August 14, 2002              By  John C. Treacy
       ---------------                  --------------
                                        John C. Treacy
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                   EXHIBIT INDEX

Exhibit
-------

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*..........................................

(3)  (i) Articles of incorporation*.........................................
     (ii) By-laws*..........................................................

(4)  Instruments defining the rights of security holders,
        including indentures*...............................................

(10) Material contracts**
     (a)  Retention Incentive Agreement between The St. Paul and
           Mr. John A. MacColl dated May 20, 2002...........................(1)

     (b)  Settlement Agreement dated June 3, 2002 among MacArthur
           Company, Western MacArthur Company and Western
           Asbestos Company, together with each of their predecessors and successors, affiliates and subsidiaries,
           United States Fidelity & Guaranty Co., The St. Paul
           Fire and Marine Insurance Company, The St. Paul
           Companies, Inc., its affiliates and subsidiaries,
           and the Asbestos Plaintiffs***....................................


(11) Statement re computation of per share earnings**........................(1)

(12) Statement re computation of ratios**....................................(1)

(15) Letter re unaudited interim financial information*......................

(18) Letter re change in accounting principles*..............................

(19) Report furnished to security holders*...................................

(22) Published report regarding matters submitted to
        vote of security holders*............................................

(23) Consents of experts and counsel*........................................

(24) Power of attorney*......................................................

(99) Additional exhibits*....................................................


   *    These items are not applicable.

   ** This exhibit is included only with the copies of this report that are filed with the Securities and Exchange Commission. However, a copy of the exhibit may be obtained from the Registrant for a reasonable fee by writing to The St. Paul Companies, Inc., 385 Washington Street, Saint Paul, MN 55102, Attention: Corporate Secretary.

***     Incorporated herein by reference from The St. Paul's
        Current Report on Form 8-K dated July 23, 2002.

(1)     Filed herewith.