Form 10-Q
period 2002-09-30
ST PAUL COMPANIES INC /MN/
filed 2002-11-14
CIK 86312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  September 30, 2002
                                                ------------------
                                   or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---             SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                              ----------  -----------

                      Commission File Number  001-10898
                                              ---------

                             THE ST. PAUL COMPANIES, INC.
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                      Minnesota                           41-0518860
           ------------------------------       ------------------------------
          (State or other jurisdiction of      (I.R.S. Employer Identification
           incorporation or organization)                   No.)




          385 Washington St., Saint Paul, MN                 55102
          ----------------------------------            ----------------
          (Address of principal executive                  (Zip Code)
                     offices)


          Registrant's telephone number, including area code:  (651) 310-7911
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

The number of shares of the Registrant's Common Stock, without par value, outstanding at November 11, 2002, was 226,482,632.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                                   Page No.
PART I. FINANCIAL INFORMATION                                      -------

     Consolidated Statements of Income (Unaudited),
         Three and Nine Months Ended September 30, 2002 and 2001      3


     Consolidated Balance Sheets, September 30, 2002                  4
         (Unaudited) and December 31, 2002


     Consolidated Statements of Shareholders' Equity,
         Nine Months Ended September 30, 2002
         (Unaudited) and Twelve Months Ended
         December 31, 2001                                            6


     Consolidated Statements of Comprehensive Income
         (Unaudited), Nine Months Ended September 30, 2002
         and 2001                                                     7


     Consolidated Statements of Cash Flows (Unaudited),
         Nine Months Ended September 30, 2002 and 2001                8


     Notes to Consolidated Financial Statements
         (Unaudited)                                                  9


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                  27


     Controls and Procedures                                         62


PART II. OTHER INFORMATION

     Item 1 through Item 6                                           63

     Signatures                                                      64

     Certification                                                   65


EXHIBIT INDEX                                                        67

                     PART I     FINANCIAL INFORMATION
               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Unaudited
   For the three months and nine months ended September 30, 2002 and 2001
                   (In millions, except per share data)


                                    Three Months Ended        Nine Months Ended
                                       September 30              September 30
                                    ------------------        -----------------
                                        2002      2001           2002      2001
                                      ------    ------         ------    ------
   Revenues
     Premiums earned                  $1,928    $1,860         $5,782    $5,231
     Net investment income               302       289            881       924
     Asset management                     95        95            274       265
     Realized investment
      gains (losses)                     (78)      (81)          (148)        2
     Other                                41        62            117       116
                                      ------    ------         ------    ------
       Total revenues                  2,288     2,225          6,906     6,538
                                      ------    ------         ------    ------

   Expenses
     Insurance losses and
       loss adjustment expenses        1,493     2,455          4,873     4,984
     Policy acquisition expenses         375       397          1,189     1,133
     Operating and administrative
       expenses                          325       250            917       867
                                      ------    ------         ------    ------
       Total expenses                  2,193     3,102          6,979     6,984
                                      ------    ------         ------    ------
       Income (loss) from
        continuing operations
        before income taxes               95      (877)           (73)     (446)
       Income tax expense
        (benefit)                         26      (282)           (72)     (156)
                                      ------    ------         ------    ------
       Income (loss) before
        cumulative effect of
        accounting change                 69      (595)            (1)     (290)

       Cumulative effect of
        accounting change,
        net of taxes                       -         -             (6)        -
                                      ------    ------         ------    ------
       Income (loss) from
        continuing operations             69      (595)            (7)     (290)


      Discontinued operations:
        Operating loss, net of taxes       -         -              -        (1)
        Loss on disposal, net of taxes    (6)      (64)           (19)      (61)
                                      ------    ------         ------    ------
       Loss from discontinued
        operations, net of taxes          (6)      (64)           (19)      (62)
                                      ------    ------         ------    ------
           Net income (loss)          $   63    $ (659)        $  (26)   $ (352)
                                      ======    ======         ======    ======

    Basic earnings (loss) per share:
     Income (loss) from continuing
      operations                      $ 0.29    $(2.86)        $(0.09)   $(1.42)
     Discontinued operations,
      net of taxes                     (0.02)    (0.30)         (0.09)    (0.29)
                                      ------    ------         ------    ------
            Net income (loss)         $ 0.27    $(3.16)        $(0.18)   $(1.71)
                                      ======    ======         ======    ======

    Diluted earnings (loss) per share:
     Income (loss) from continuing
      operations                      $ 0.29    $(2.86)        $(0.09)   $(1.42)
     Discontinued operations,
      net of taxes                     (0.02)    (0.30)         (0.09)    (0.29)
                                      ------    ------         ------    ------
            Net income (loss)         $ 0.27    $(3.16)        $(0.18)   $(1.71)
                                      ======    ======         ======    ======

    Dividends declared on
     common stock                     $ 0.29    $ 0.28         $ 0.87    $ 0.84
                                      ======    ======         ======    ======


        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
         September 30, 2002 (unaudited) and December 31, 2001
                             (In millions)


                                                         2002          2001
      Assets                                          -------       -------
        Investments:
         Fixed maturities, at estimated
           fair value                                 $17,320       $15,911
         Equities, at estimated fair value                370         1,410
         Real estate and mortgage loans                   875           972
         Venture capital, at estimated fair value         581           859
         Securities on loan                               729           775
         Short-term investments                         2,838         2,153
         Other investments                                448            98
                                                      -------       -------
               Total investments                       23,161        22,178
        Cash                                              429           151
        Reinsurance recoverables:
           Unpaid losses                                7,079         6,848
           Paid losses                                    387           351
        Ceded unearned premiums                           734           667
        Receivables:
           Insurance premiums                           2,828         3,123
           Interest and dividends                         261           260
           Other                                          254           246
        Deferred policy acquisition costs                 635           628
        Deferred income taxes                           1,286         1,248
        Office properties and equipment                   471           486
        Goodwill and intangible assets                    957           690
        Other assets                                    1,453         1,445
                                                      -------       -------
               Total Assets                           $39,935       $38,321
                                                      =======       =======


        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (continued)
         September 30, 2002 (unaudited) and December 31, 2001
                             (In millions)



                                                         2002          2001
                                                      -------       -------
      Liabilities:
        Insurance reserves:
           Loss and loss adjustment expenses          $22,616       $22,101
           Unearned premiums                            4,022         3,957
                                                      -------       -------
               Total insurance reserves                26,638        26,058

        Debt                                            2,586         2,130
        Payables:
           Reinsurance premiums                           891           943
           Accrued expenses and other                   1,220         1,036
        Securities lending collateral                     790           790
        Other liabilities                               1,407         1,357
                                                      -------       -------
               Total Liabilities                       33,532        32,314
                                                      -------       -------
        Company-obligated mandatorily
         redeemable preferred securities of
         trusts holding solely subordinated
         debentures of the company                        889           893
                                                      -------       -------
      Shareholders' Equity:
        Preferred:
           SOP convertible preferred stock                107           111
           Guaranteed obligation - SOP                    (40)          (53)
                                                      -------       -------
               Total Preferred
                Shareholders' Equity                       67            58
                                                      -------       -------
        Common:
           Common stock                                 2,592         2,192
           Retained earnings                            2,301         2,500
           Accumulated other comprehensive
            income, net of taxes:
             Unrealized appreciation
              of investments                              627           442
             Unrealized loss on foreign
              currency translation                        (73)          (76)
             Unrealized loss on derivatives                 -            (2)
                                                      -------       -------
               Total accumulated other
                comprehensive income                      554           364
                                                      -------       -------
               Total Common Shareholders Equity         5,447         5,056
                                                      -------       -------
               Total Shareholders' Equity               5,514         5,114
                                                      -------       -------
               Total Liabilities, Redeemable
                Preferred Securities and
                Shareholders' Equity                  $39,935       $38,321
                                                      =======       =======


       See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Nine Months Ended September 30, 2002 (unaudited) and
                   Twelve Months Ended December 31, 2001
                               (In millions)

                                                         2002          2001
                                                      -------       -------
      Preferred Shareholders' Equity:
         SOP convertible preferred stock:
            Beginning of period                        $  111        $  117
            Redemptions                                    (4)           (6)
                                                      -------       -------
               End of period                              107           111
                                                      -------       -------
         Guaranteed obligation - SOP:
            Beginning of period                           (53)          (68)
            Principal payments                             13            15
                                                      -------       -------
               End of period                              (40)          (53)
                                                      -------       -------
            Total preferred shareholders' equity           67            58
                                                      -------       -------

      Common Shareholders' Equity:
         Common stock:
            Beginning of period                         2,192         2,238
            Stock issued:
             Public stock offering                        413             -
             Stock incentive plans                         21            67
             Present value of equity unit
              forward purchase contracts                  (46)            -
             Preferred shares redeemed                     10            13
            Reacquired common shares                        -          (135)
            Other                                           2             9
                                                      -------       -------
               End of period                            2,592         2,192
                                                      -------       -------
         Retained earnings:
            Beginning of period                         2,500         4,243
            Net loss                                      (26)       (1,088)
            Dividends declared on common stock           (186)         (235)
            Dividends declared on preferred
              stock, net of taxes                          (6)           (9)
            Reacquired common shares                        -          (454)
            Other changes                                  19            43
                                                      -------       -------
               End of period                            2,301         2,500
                                                      -------       -------
         Unrealized appreciation on
          investments, net of taxes:
            Beginning of period                           442           765
            Change during the period                      185          (323)
                                                      -------       -------
               End of period                              627           442
                                                      -------       -------
         Unrealized loss on foreign
          currency translation, net of taxes:
            Beginning of period                           (76)          (68)
            Change during the period                        3            (8)
                                                      -------       -------
               End of period                              (73)          (76)
                                                      -------       -------
         Unrealized loss on
          derivatives, net of taxes:
            Beginning of period                            (2)            -
            Change during the period                        2            (2)
                                                      -------       -------
               End of period                                -            (2)
                                                      -------       -------
                Total common
                 shareholders' equity                   5,447         5,056
                                                      -------       -------

                Total shareholders' equity             $5,514        $5,114
                                                      =======       =======


        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (Unaudited)
                             (In millions)


                                      Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                    ------------------      ------------------
  (in millions)                         2002      2001         2002       2001
   -----------                        ------    ------       ------     ------

    Net income (loss)                  $  63     $(659)       $ (26)     $(352)
                                      ------    ------       ------     ------

    Other comprehensive income
     (loss), net of taxes:
       Change in unrealized
        appreciation                     164        48          185       (195)
       Change in unrealized loss
        on foreign currency
         translation                      (8)       (7)           3         (1)
       Change in unrealized loss
        on derivatives                     -        (4)           2         (5)
                                      ------    ------       ------     ------
          Other comprehensive
           income (loss)                 156        37          190       (201)
                                      ------    ------       ------     ------
      Comprehensive income (loss)      $ 219     $(622)       $ 164      $(553)
                                      ======    ======       ======     ======



        See notes to consolidated financial statements.

                      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, 2002 and 2001
                                     (Unaudited)
                                    (In millions)

                                                           2002            2001
                                                         ------          ------
  OPERATING ACTIVITIES
    Net loss                                             $  (26)         $ (352)
    Adjustments:
       Loss from discontinued operations                     19              62
       Change in insurance reserves                         163           3,047
       Change in reinsurance balances                      (181)         (1,792)
       Realized investment losses (gains)                   148              (2)
       Change in deferred acquisition costs                   2             (95)
       Change in insurance premiums receivable              342            (300)
       Change in accounts payable and accrued expenses      (72)           (105)
       Change in income taxes payable/refundable            186             (82)
       Provision for federal deferred tax benefit          (133)             (3)
       Depreciation and amortization                         67              75
       Other                                                (80)           (121)
                                                          ------          ------
           Net cash provided by
            continuing operations                           435             332
           Net cash provided by
            discontinued operations                           -             217
                                                         ------          ------
           Net cash provided by
            operating activities                            435             549
                                                         ------          ------
 INVESTING ACTIVITIES
    Purchases of investments                             (6,011)         (4,334)
    Proceeds from sales and maturities of investments     5,929           4,599
    Net purchases of short-term investments                (679)           (232)
    Change in open security transactions                    111              43
    Venture capital distributions                            77               6
    Purchase of office property and equipment               (47)            (52)
    Sales of office property and equipment                   10               4
    Acquisitions, net of cash acquired                     (195)           (203)
    Proceeds from sale of subsidiaries                        -             358
    Other                                                    67               3
                                                         ------          ------
           Net cash provided (used)
            by continuing operations                       (738)            192
           Net cash used by
            discontinued operations                          (1)           (591)
                                                         ------          ------
           Net cash used by
            investing activities                           (739)           (399)
                                                         ------          ------

 FINANCING ACTIVITIES
    Dividends paid on common and preferred stock           (185)           (185)
    Proceeds from issuance of debt                          941             637
    Repayment of debt and preferred securities             (534)           (196)
    Net proceeds from issuance of common shares             413               -
    Repurchase of common shares                              (1)           (588)
    Subsidiary's repurchase of common shares               (133)           (128)
    Stock options exercised and other                        71              84
                                                         ------          ------
           Net cash provided (used) by
            continuing operations                           572            (376)
           Net cash provided by
            discontinued operations                           -             343
                                                         ------          ------
           Net cash provided (used) by
            financing activities                            572             (33)
                                                         ------          ------
    Effect of exchange rate changes on cash                  10              (1)
                                                         ------          ------
           Increase in cash                                 278             116
    Cash at beginning of period                             151              52
                                                         ------          ------
    Cash at end of period                                $  429          $  168
                                                         ======          ======

See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                           September 30, 2002


Note 1 - Basis of Presentation
------------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries ("The St. Paul" or "the company"), and have been prepared in conformity with United States generally accepted accounting principles ("GAAP").

These consolidated financial statements rely, in part, on estimates. Our most significant estimates are those relating to our reserves for losses and loss adjustment expenses ("LAE"). We continually review our estimates and make adjustments as necessary, but actual results could turn out to be significantly different from what we expected when we made these estimates. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Reference should be made to the "Notes to Consolidated Financial Statements" in our annual report to shareholders for the year ended Dec. 31, 2001. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

Some amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income or loss, comprehensive income or shareholders' equity, as previously reported.

Reference is made to Note 1 to our 2001 annual report to shareholders which includes a summary of our significant accounting policies. Expanded versions of certain of those policies are set forth below.

Premiums Earned
---------------
Premiums on insurance policies are our largest source of revenue. We recognize the premiums as revenues evenly over the policy terms using the daily pro rata method or, in the case of Lloyd's business, the one-eighths method. The one-eighths method reflects the fact that we convert Lloyd's syndicate accounts to U.S. GAAP on a quarterly basis. Quarterly financial statements are prepared for Lloyd's syndicates, using the Lloyd's three-year accounting basis, which are subsequently converted to U.S. GAAP. Since Lloyd's accounting does not currently recognize the concept of earned premium, we calculate earned premium as part of the conversion to GAAP. We recognize written premium for U.S. GAAP purposes quarterly, and assume that it is written at the middle of each quarter (i.e., evenly throughout each period), effectively breaking the calendar year into earning periods of eighths.

We record the premiums that we have not yet recognized as revenues as unearned premiums on our balance sheet. Assumed reinsurance premiums are recognized as revenues proportionately over the contract period. Premiums earned are recorded in our statement of operations, net of our cost to purchase reinsurance.

Revenues in our Health Care segment in 2002 include premiums generated from extended reporting endorsements. Our medical liability claims-made policies give our insureds the right to purchase a reporting endorsement, which is also referred to as "tail coverage," at the time their policies expire. This endorsement protects an insured against any claims that arise from a medical incident that occurred while the claims-made policy was in force, but which had not yet been reported by the time the policy expired. Premiums on these endorsements are fully earned as revenue, and the expected losses are fully reserved, at the time the endorsement is written.

Insurance Reserves
------------------
We establish reserves for the estimated total unpaid costs of losses and LAE, which cover events that occurred in 2002 and prior years. These reserves reflect our estimates of the total cost of claims that were reported to us, but not

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 1 - Basis of Presentation (continued)
------------------------------------------

yet paid ("case" reserves), and the cost of claims incurred but not yet reported to us ("IBNR"). We reduce our loss reserves for estimated amounts of salvage and subrogation recoveries.
Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

For reported losses, we establish reserves on a "case" basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR losses, we estimate reserves using established actuarial methods. Our case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretations of legal liability and policy coverages, and inflation. We consider not only monetary increases in the cost of what we insure, but also changes in societal factors that influence jury verdicts and case law and, in turn, claim costs.

Because many of the coverages we offer involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to our ultimate exposure to losses are an integral and necessary component of our loss reserving process. We record our reserves by considering a range of estimates bounded by a high and low point. Within that range, we record our best estimate. We continually review our reserves, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. We adjust reserves established in prior years as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in our financial results in the periods in which they are made.

Reserves for environmental and asbestos exposures cannot be estimated solely with the traditional loss reserving techniques described above, which rely on historical accident year development factors and take into consideration the previously mentioned variables. Environmental and asbestos reserves are more difficult to estimate than our other loss reserves because of legal issues, societal factors and difficulty in determining the parties who may ultimately be held liable. Therefore, in addition to taking into consideration the traditional variables that are utilized to arrive at our other loss reserve amounts, we also look at the length of time necessary to clean up polluted sites, controversies surrounding the identity of the responsible party, the degree of remediation deemed to be necessary, the estimated time period for litigation expenses, judicial expansions of coverage, medical complications arising with asbestos claimants' advanced age, case law, and the history of prior claim development.

Accordingly, case reserves and loss adjustment expense reserves are established where sufficient information has been obtained to indicate coverage under a specific insurance policy.
Furthermore, IBNR reserves are established to cover additional estimated exposures on both known and unasserted claims. These reserves are continually reviewed and updated as additional information is acquired.

While our reported reserves make a reasonable provision for our unpaid loss and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claim handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from our estimates.

Lloyd's
-------
We participate in Lloyd's as an investor in underwriting syndicates and as the owner of a managing agency. Using the periodic method, which provides for current recognition of profits and losses, we record our pro rata share of syndicate assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 1 - Basis of Presentation (continued)
-----------------------------------------

actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates. The results of our operations at Lloyd's are recorded on a one-quarter lag due to time constraints in obtaining and analyzing such results for inclusion in our consolidated financial statements on a current basis. (Also see discussion under "Premiums Earned" above.)

Asset Management Operations - Revenue
-------------------------------------
The John Nuveen Company ("Nuveen") has three principal sources of revenue: ongoing investment advisory fees on assets under management, including mutual funds, exchange-traded funds, and separately managed accounts; distribution revenues earned upon the sale of certain investment products; and incentive fees earned on certain institutional accounts based on the performance of such accounts.

Investment advisory fees account for the vast majority of Nuveen's consolidated revenues. Total advisory fee income earned during any period is directly related to the market value of the assets managed. Advisory fee income increases or decreases with a rise or fall, respectively, in the level of assets under management. Investment advisory fees are recognized as revenue in the statement of operations ratably over the period that assets are under management. With respect to funds, Nuveen receives fees based either on each fund's average daily net assets or on a combination of the average daily net assets and gross interest income. With respect to managed accounts, Nuveen generally earns fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the last calendar day of a quarter, or on the average asset value for the period.

Nuveen's distribution revenues are earned as defined portfolio and mutual fund products are sold to the public through financial advisors. Distribution revenues will rise and fall commensurate with the level of sales of these products and have been reduced as Nuveen stopped depositing new defined portfolio trusts at the end of March 2002. Underwriting fees are earned on the initial public offering of our exchange-traded funds.

Through its subsidiary Symphony Asset Management, which manages equity and fixed-income market-neutral accounts and funds for institutional investors, Nuveen earns performance fees for investment performance above specifically defined benchmarks. These fees are recognized as revenue only at the performance measurement date contained in the individual account management agreement. Currently, approximately 80% of such measurement dates fall in the second half of the calendar year.

New Accounting Policy - Goodwill and Intangible Assets
------------------------------------------------------
Effective with our first-quarter 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as described in Note 10, our accounting for goodwill and intangible assets has changed. In a business combination, the excess of the amount we paid over the fair value of the acquired company's tangible net assets is recorded as either an intangible asset, if it meets certain criteria, or goodwill. Intangible assets with a finite useful life (generally over five to 20 years) are amortized to expense over their estimated life, on a basis expected to be consistent with their estimated future cash flows. Intangible assets with an indefinite useful life and goodwill, which represents the excess purchase price over the fair value of tangible and intangible assets, are no longer amortized, effective January 1, 2002, but remain subject to tests for impairment.

During the second quarter of 2002, we completed the evaluation of our recorded goodwill for impairment in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002.

We will evaluate our goodwill for impairment on an annual basis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we will test for impairment between annual tests.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 2 - Earnings Per Common Share
----------------------------------

The following table provides the calculation of our earnings per common share for the three months and nine months ended September
30, 2002 and 2001:

                                          Three  Months         Nine Months
                                       Ended September 30   Ended September 30
                                       ------------------   ------------------
   (in millions)                            2002     2001        2002     2001
    -----------                           ------   ------      ------   ------

    EARNINGS (LOSS)
     Basic:
      Net income (loss), as reported      $   63   $ (659)     $  (26)  $ (352)
      Preferred stock dividends,
       net of taxes                           (2)      (2)         (6)      (6)
      Premium on preferred
       shares redeemed                        (1)      (1)         (6)      (6)
                                          ------   ------      ------   ------
        Net income (loss) available
         to common shareholders           $   60   $ (662)     $  (38)  $ (364)
                                          ======   ======      ======   ======

     Diluted:
      Net income (loss) available
       to common shareholders             $   60   $ (662)     $  (38)  $ (364)
      Effect of dilutive securities:
       Convertible preferred stock             2        -           -        -
       Zero coupon convertible notes           1        -           -        -
                                          ------   ------      ------   ------
        Net income (loss), as adjusted    $   63   $ (662)     $  (38)  $ (364)
                                          ======   ======      ======   ======


    COMMON SHARES
     Basic:
      Weighted average common
       shares outstanding                    221      209         212      213
                                          ======   ======      ======   ======

     Diluted:
      Weighted average common
       shares outstanding                    221      209         212      213
      Effect of dilutive securities:
       Stock options                           1        -           -        -
       Convertible preferred stock             6        -           -        -
       Zero coupon convertible notes           2        -           -        -
                                          ------   ------      ------   ------
            Total                            230      209         212      213
                                          ======   ======      ======   ======

    Earnings (Loss) per Common Share
      Basic                               $ 0.27   $(3.16)     $(0.18)  $(1.71)
                                          ======   ======      ======   ======
      Diluted                             $ 0.27   $(3.16)     $(0.18)  $(1.71)
                                          ======   ======      ======   ======


    Diluted EPS is the same as Basic EPS for the nine month period ended September 30, 2002, as well as for the reported periods ended 2001, because Diluted EPS calculated in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings Per Share," for our loss from continuing operations, results in a lesser loss per share than the Basic EPS calculation does. The provisions of SFAS No. 128 prohibit this "anti-dilution" of earnings per share, and require that the larger Basic loss per share also be reported as the Diluted loss per share amount.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments
--------------------

Investment Activity. Following is a summary of our investment purchases, sales and maturities for continuing operations.

                                                       Nine Months
                                                   Ended September 30
                                                   ------------------
        (in millions)                                 2002       2001
         -----------                                ------     ------
         Purchases:
           Fixed maturities                         $4,856     $2,754
           Equities                                    644      1,279
           Real estate and mortgage loans                3         51
           Venture capital                             160        235
           Other investments                           348         15
                                                    ------     ------
              Total purchases                        6,011      4,334
                                                    ------     ------
         Proceeds from sales and maturities:
           Fixed maturities                          4,225      3,057
           Equities                                  1,570      1,274
           Real estate and mortgage loans               76         94
           Venture capital                              53         13
           Other investments                             5        161
                                                    ------     ------
              Total sales and maturities             5,929      4,599
                                                    ------     ------

              Net purchases (sales)                 $   82     $ (265)
                                                    ======     ======


Change in Unrealized Appreciation.  The increase (decrease) in unrealized appreciation of investments recorded in common
shareholders' equity was as follows:
                                                 Nine             Twelve
                                             Months Ended      Months ended
                                             September 30       December 31
 (in millions)                                   2002              2001
                                             ------------      ------------
       Fixed maturities                            $  480            $  187
       Equities                                       (64)             (347)
       Venture capital                               (120)             (314)
       Other                                           10               (80)
                                                  -------           -------
        Total change in pretax unrealized
         appreciation - continuing operations         306              (554)
       Change in deferred taxes                       121               214
                                                  -------           -------
        Total change in unrealized
         appreciation - continuing operations,
         net of taxes                                 185              (340)

       Change in pretax unrealized
        appreciation - discontinued operations          -                26
       Change in deferred taxes                         -                (9)
                                                  -------           -------
        Total change in unrealized
         appreciation - discontinued operations,
         net of taxes                                   -                17
                                                  -------           -------
        Total change in unrealized
         appreciation, net of taxes                $  185            $ (323)
                                                  =======           =======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 4 - Income Taxes
---------------------

The components of income tax expense (benefit) on income from continuing operations were as follows:

                                       Three Months          Nine Months
                                    Ended September 30    Ended September 30
                                    ------------------    ------------------
(in millions)                           2002      2001        2002      2001
 -----------                          ------    ------      ------    ------
 Income tax expense (benefit):
    Federal current                    $  72     $ (71)      $  43     $ (96)
    Federal deferred                     (51)     (152)       (133)       (3)
                                      ------    ------      ------    ------
       Total federal                      21      (223)        (90)      (99)
    Foreign                                2       (62)         10       (64)
    State                                  3         3           8         7
                                      ------    ------      ------    ------
       Total income tax
        expense (benefit)              $  26     $(282)      $ (72)    $(156)
                                      ======    ======      ======    ======


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

Asbestos Litigation Settlement Agreement - On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement for the settlement of all existing and future claims arising out of an insuring relationship of United States Fidelity and Guaranty Company ("USF&G"), St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (collectively, the "USF&G Parties") with any of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the "MacArthur Companies"). At the May 15, 2002 filing of our Form 10-Q for the period ended March 31, 2002, based on the status of the Western MacArthur claim at that time, we determined that we could not reasonably estimate a range of potential loss for the Western MacArthur claim, and no adjustment to reserves was made. We disclosed in that Form 10-Q that we were a defendant in the Western MacArthur matter and that the resolution of one or more of such legal matters may be material to our results of operations. On June 3, 2002, settlement was reached, the necessary reserve charge was determined, and we filed a Report on Form 8-K disclosing such information. The settlement agreement was filed as an exhibit to our Report on Form 8-K dated July 23, 2002. This description is qualified in its entirety by the terms of the settlement agreement.

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

The after-tax impact on our year-to-date 2002 net income, net of expected reinsurance recoveries and the re-evaluation and application of asbestos and environmental reserves, was approximately $380 million. This calculation was based upon payments of $235 million during the second quarter of 2002, and $740 million on the earlier of the final, non-appealable approval of the Plan, or January 15, 2003, plus interest on the $740 million from the settlement date to the date of such payment.
The $740 million (plus interest) payment, together with $60 million of the original $235 million, shall be returned to the USF&G Parties if the Plan is not finally approved. The settlement agreement also provides for the USF&G Parties to pay $13 million and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan, subject to a right of reimbursement in certain circumstances of amounts advanced. That amount was also paid in the second quarter of 2002.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 5 - Contingent Liabilities (continued)
------------------------------------------

Our second-quarter 2002 results of operations included a net pretax loss of $585 million ($380 million after-tax) related to this settlement. Our estimate of the impact of the settlement includes the application of approximately $153 million of asbestos IBNR reserves, and $250 million of reinsurance recoverables, net of an allowance for uncollectible amounts. The loss related to this settlement is calculated as follows:

           (in millions)
            -----------
             Total cost of settlement           $  (988)
             Less:
              Utilization of existing
               IBNR loss reserves                   153
               Reinsurance recoverables,
                net of an allowance                 250
                                                 ------
                 Net pretax loss                   (585)
                  Tax benefit @ 35%                (205)
                                                 ------
                 Net after-tax loss             $  (380)
                                                 ======

Our gross asbestos reserves at September 30, 2002 included $740 million of reserves for the Western MacArthur settlement.

In October and early November, 2002, three purported class action lawsuits were filed against The St. Paul and our chief executive and chief financial officers. The lawsuits make various allegations regarding the adequacy of The St. Paul's previous public disclosures and reserves relating to the Western MacArthur litigation, and seek unspecified damages and other relief. The Company views these lawsuits as without merit and intends to contest them vigorously.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 6 - Debt
-------------

Debt consisted of the following at September 30, 2002 and December 31, 2001:


                                      September 30, 2002  December 31, 2001
                                      ------------------  -----------------
     (in millions)                        Book      Fair     Book      Fair
      -----------                        Value     Value    Value     Value
                                        ------    ------   ------    ------

     Medium-term notes                  $  550    $  588   $  571    $  596
     5.25% senior notes                    443       461        -         -
     5.75% senior notes                    498       513        -         -
     7.875% senior notes                   249       273      249       269
     8.125% senior notes                   249       277      249       275
     Nuveen line of credit
      borrowings                            55        55      183       183
     Zero coupon convertible notes         106       105      103       106
     Commercial paper                      227       227      606       606
     7.125% senior notes                    80        86       80        84
     Variable rate borrowings               64        64       64        64
     Real estate debt                        -         -        2         2
                                        ------    ------   ------    ------
        Total obligations                2,521     2,649    2,107     2,185
        Fair value of interest
         rate swap agreements               65        65       23        23
                                        ------    ------   ------    ------
        Total debt reported
         on balance sheet               $2,586    $2,714   $2,130    $2,208
                                        ======    ======   ======    ======


In March 2002, we issued $500 million of 5.75% senior notes due in 2007. Proceeds from the issuance were primarily used to repay a portion of our commercial paper outstanding.

In July 2002, the St. Paul issued common stock and equity units
to the public for total net proceeds of $842 million.   Net
common stock proceeds, including the over-allotment options exercised by the underwriters, was $413 million. Net proceeds from the equity units, including the over-allotment options, was
$429 million.   Each equity unit has a stated amount of $50, and
initially consists of a forward purchase contract for the company's common stock (maturing in 2005), and a 5.25% senior note of the company (maturing in 2007). We issued $443 million of senior notes, which were recorded on our balance sheet as debt. We also recorded $46 million, representing the present value of the stock purchase contract fee payments associated with the equity units, as a reduction to shareholders' equity. The proceeds from the offering were used primarily for contributions of capital to our insurance underwriting subsidiaries, with the balance being used for general corporate purposes.

At September 30, 2002, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps, which qualified for hedge accounting, totaled $480 million, and their aggregate fair value at September 30, 2002 was an asset of $65 million with a corresponding increase to debt on our balance sheet.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued



Note 7 - Segment Information
----------------------------

We have seven reportable business segments in our property-liability insurance operations, consisting of Specialty Commercial, Commercial Lines, Surety and Construction, Health Care, Lloyd's and Other, Reinsurance, and Investment Operations. We also have an asset management segment, consisting of our majority ownership in The John Nuveen Company. We evaluate the performance of our property-liability underwriting segments based on underwriting results. The property-liability investment operation is disclosed as a separate reportable segment because that operation is managed at the corporate level and the invested assets, net investment income and realized gains are not allocated to individual underwriting segments. The asset management segment is evaluated based on its pretax income, which includes investment income.

The tabular information that follows provides revenue and income data from continuing operations for each of our business segments for the third quarters and first nine months of 2002 and 2001.
In the fourth quarter of 2001, we implemented a new segment reporting structure for our property-liability underwriting operations. Data for 2001 in the tables have been reclassified to be consistent with the new segment reporting structure. In the fourth quarter of 2001, we also announced our decision to exit certain lines of business. See Note 3 in our 2001 Annual Report to Shareholders.

                                       Three Months             Nine Months
                                    Ended September 30       Ended September 30
                                    ------------------       ------------------
  (in millions)                          2002     2001            2002     2001
   -----------                         ------   ------          ------   ------
 REVENUES FROM CONTINUING
  OPERATIONS
   Property-liability insurance:
    Specialty Commercial               $  602   $  456          $1,713   $1,323
    Commercial Lines                      428      379           1,305    1,134
    Surety and Construction               288      237             859      707
    Health Care                           160      221             503      585
    Lloyd's and Other                     147      123             417      438
                                       ------   ------          ------   ------
      Total primary
       insurance operations             1,625    1,416           4,797    4,187
    Reinsurance                           303      444             985    1,044
                                       ------   ------          ------   ------
      Total insurance
       premiums earned                  1,928    1,860           5,782    5,231
                                       ------   ------          ------   ------

    Investment operations:
     Net investment income                300      285             873      910
     Realized investment  losses          (74)     (77)           (151)     (20)
                                       ------   ------          ------   ------
      Total investment operations         226      208             722      890
                                       ------   ------          ------   ------

     Other                                 30       57              94      106
                                       ------   ------          ------   ------
      Total property-
       liability insurance              2,184    2,125           6,598    6,227
                                       ------   ------          ------   ------

   Asset management                       101       99             286      273
                                       ------   ------          ------   ------
      Total reportable segments         2,285    2,224           6,884    6,500

   Parent company, other
     operations and consolidating
     eliminations                           3        1              22       38
                                       ------   ------          ------   ------
          Total revenues               $2,288   $2,225          $6,906   $6,538
                                       ======   ======          ======   ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                       Three Months             Nine Months
                                    Ended September 30       Ended September 30
                                    ------------------       ------------------
  (in millions)                          2002     2001            2002     2001
   -----------                         ------   ------          ------   ------
 INCOME (LOSS) FROM CONTINUING
  OPERATIONS
   Property-liability insurance:
    Specialty Commercial               $   66   $  (81)          $ 122   $  (74)
    Commercial Lines                       37     (153)           (482)     (38)
    Surety and Construction               (37)     (25)            (28)      15
    Health Care                           (79)     (70)           (178)    (324)
    Lloyd's and Other                     (58)    (230)           (117)    (281)
                                       ------   ------          ------   ------
      Total primary
       insurance operations               (71)    (559)           (683)    (702)
    Reinsurance                           (24)    (512)            (14)    (569)
                                       ------   ------          ------   ------
      Total underwriting
       result                             (95)  (1,071)           (697)  (1,271)
                                       ------   ------          ------   ------

    Investment operations:
     Net investment income                300      285             873      910
     Realized investment  losses          (74)     (77)           (151)     (20)
                                       ------   ------          ------   ------
      Total investment operations         226      208             722      890
                                       ------   ------          ------   ------

     Other                                (18)      (7)            (55)     (52)
                                       ------   ------          ------   ------
      Total property-
       liability insurance                113     (870)            (30)    (433)
                                       ------   ------          ------   ------
   Asset management:
    Pretax income before
      minority interest                    52       47             151      137
    Minority interest                     (11)     (11)            (33)     (32)
                                       ------   ------          ------   ------
      Total asset management               41       36             118      105
                                       ------   ------          ------   ------
      Total reportable segments           154     (834)             88     (328)

   Parent company, other
     operations and consolidating
     eliminations                         (59)     (43)           (161)    (118)
                                       ------   ------          ------   ------
      Total income (loss) from
        continuing operations
        before income taxes            $   95   $ (877)         $  (73)  $ (446)
                                       ======   ======          ======   ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance
--------------------

Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) we have underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to reduce earnings volatility and insulate us from potential losses in excess of the amount we are prepared to accept. We expect those to whom we have ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations to us, we will not recover these amounts. As of September 30, 2002, we have established allowances of approximately $189 million for possible nonpayment of amounts due to us by our reinsurers.

In the first nine months of 2002, we were not party to an all-lines, corporate excess-of-loss reinsurance treaty. In 2001, we were party to such a treaty that we entered into effective Jan. 1 of that year, but coverage under that treaty was not triggered in the first nine months of the year. However, we ceded $9 million and $7 million of written and earned premiums, respectively, related to the treaty in the first nine months of 2001, representing the initial premium paid to our reinsurer. Our Reinsurance segment was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty, in both 2002 and 2001. Coverage was not triggered under that treaty in the third quarter or first nine months of 2002, however St. Paul Re did cede a modest amount of written and earned premiums, representing the initial premium for this treaty. In the third quarter of 2001, St. Paul Re ceded $73 million of written premiums, $77 million of earned premiums and $171 million of insurance losses and loss adjustment expenses, for a net benefit of $94 million as a result of the Reinsurance segment treaty.
For the nine months ended September 30, 2001, St. Paul Re ceded $118 million of written premiums, $120 million of earned premiums and $273 million of insurance losses and loss adjustment expenses for a net pretax benefit of $153 million.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses was as follows:

                                     Three  Months              Nine Months
                                Ended September 30       Ended September 30
                                ------------------       ------------------
 (in millions)                       2002     2001            2002     2001
  -----------                      ------   ------          ------   ------
  Premiums written
     Direct                       $ 1,883  $ 1,798         $ 5,629  $ 5,016
     Assumed                          419      755           1,684    2,103
     Ceded                           (489)    (526)         (1,605)  (1,393)
                                   ------   ------          ------   ------
        Net premiums written      $ 1,813  $ 2,027         $ 5,708  $ 5,726
                                   ======   ======          ======   ======
  Premiums earned
     Direct                       $ 1,942  $ 1,659          $5,626   $ 4,687
     Assumed                          476      738           1,665     1,976
     Ceded                           (490)    (537)         (1,509)   (1,432)
                                   ------   ------          ------    ------
        Net premiums earned       $ 1,928  $ 1,860         $ 5,782   $ 5,231
                                   ======   ======          ======    ======

  Insurance losses and loss
   adjustment expenses
     Direct                       $ 1,420  $ 2,171         $ 5,136   $ 4,597
     Assumed                          288    1,941           1,064     2,938
     Ceded                           (215)  (1,657)         (1,327)   (2,551)
                                   ------   ------          ------    ------
        Net insurance losses
         and loss adjustment
         expenses                 $ 1,493  $ 2,455         $ 4,873   $ 4,984
                                   ======   ======          ======    ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued

Note 9 - Restructuring Charges
------------------------------

Fourth Quarter 2001 Strategic Review - In December 2001, we announced the results of a strategic review of all of our operations, which included a decision to exit a number of businesses and countries. Note 3 in our 2001 annual report to shareholders provides more detailed information on this strategic review. Related to this review, we recorded a pretax charge of $62 million, including $46 million of employee-related costs (related to the expected elimination of 800 positions during 2002), $9 million of occupancy-related costs, $4 million of equipment charges and $3 million of legal costs. Note 16 in our 2001 annual report to shareholders provides more information on this charge. During the first nine months of 2002, we recorded an additional $3 million of employee-related charges related to this strategic review, as we met the criteria for accrual. As of September 30, 2002, 574 positions had been eliminated.

The following presents a rollforward of activity related to this accrual:

  (In millions)
   -----------    Original     Reserve                           Reserve
  Charges to       Pre-tax  at Dec. 31,                      at Sept. 30,
  earnings:         Charge        2001  Payments Adjustments        2002
  --------        --------  ----------  -------- ----------- -----------
  Employee-related   $  46       $  46    $  (32)       $  3       $  17
  Occupancy-related      9           9         -           -           9
  Equipment charges      4         N/A       N/A         N/A         N/A
  Legal costs            3           3        (1)          -           2
                    ------      ------    ------      ------      ------
       Total        $   62      $   58    $  (33)       $  3       $  28
                    ======      ======    ======      ======      ======


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

All actions have been taken and all obligations have been met regarding these other restructuring charges, with the exception of certain remaining lease commitments. The lease commitment charges related to excess space created by the elimination of positions. During the first nine months of 2002, we reduced the lease commitment reserve by $1 million related to sublease activity. We expect to be obligated under certain lease commitments for approximately seven years.
PAGE 22

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges (continued)
-----------------------------------------

The following presents a rollforward of activity related to these lease commitments:


(In millions)
 -----------      Original     Reserve                           Reserve
                   Pre-tax  at Dec. 31,                      at Sept. 30,
                    Charge        2001  Payments Adjustments        2002
                  --------  ----------  -------- ----------- -----------

  Lease
  commitments
  charged to
  earnings:            $91         $39       $(9)        $(1)        $29
                    ======      ======    ======      ======      ======


Note 10 - Adoption of Accounting Pronouncement
----------------------------------------------

In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets. The statement changes prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also requires that those assets meeting the criteria for classification as intangible assets with estimable useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. As a result of implementing the provisions of this statement, we did not record any goodwill amortization expense in the first, second, or third quarters of 2002. In the first nine months of 2001, goodwill amortization expense totaled $30 million. Amortization expense associated with intangible assets totaled $14 million in the first nine months of 2002, compared with $2 million in the same 2001 period.

During the second quarter of 2002, we completed the evaluation of our recorded goodwill for impairment in accordance with provisions of SFAS No. 142, which required a two-step approach for determining impairment of goodwill. The first step was to test for potential impairment by comparing the fair value of our respective reporting units to the carrying value of each unit. The second step measured the impairment loss by using the unit's implied fair value as compared to its carrying amount. As no impairment was indicated in the first step, the second step was not necessary. This evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002.

Related to our adoption of SFAS No. 142, we also reviewed the amortization method and useful lives of existing intangible assets, and adjusted as appropriate. Generally speaking, amortization was accelerated and useful lives shortened.

The following presents a summary of our acquired intangible assets.

(In millions)
 -----------
 Amortizable intangible     Gross Carrying   Accumulated     Net
  assets:                           Amount  Amortization  Amount
 ---------------------      --------------  ------------  ------
   Customer relationships             $ 72           $ 3    $ 69
   Present value of future
    profits                             70            13      57
   Renewal rights                       16             5      11
   Internal use software                 2             1       1
                                    ------        ------  ------
    Total                             $160           $22    $138
                                    ======        ======  ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 10 - Adoption of Accounting Pronouncement (continued)
---------------------------------------------------------

At September 30, 2002, our estimated amortization expense for the next five years was as follows.

          (In millions)
           ------------
          Estimated amortization expense for
          the year ending Dec. 31:
          ----------------------------------------
             2003                              $19
             2004                               16
             2005                               15
             2006                               13
             2007                               12

The changes in the carrying value of goodwill on our balance sheet were as follows. The increase in goodwill in our Asset Management segment results from Nuveen's purchase of shares from minority shareholders and from the purchase of NWQ Investment Management. See Note 11 for a discussion of the increase to the Specialty Commercial and Surety and Construction segments. The increase in goodwill in our Lloyd's and Other segment relates to an increase in syndicate capacity at Lloyd's.

                       Balance                             Balance
   (In millions)    at Dec. 31,    Goodwill   Impair-  at Sept. 30,
    -----------           2001     acquired     ment          2002
                    ----------     --------   ------   -----------

 Goodwill by Segment:
   Specialty Commercial  $  36        $   6     $  -         $  42
   Commercial Lines         33            -        -            33
   Surety and
    Construction            14           13        -            27
   Lloyd's and Other         7            5        -            12
   Asset Management        519          185                    704
                        ------       ------     ----        ------
       Total             $ 609        $ 209     $  -         $ 818
                        ======       ======     ====        ======


The following presents the pro forma impact of ceasing amortization of goodwill for the three and nine-month periods ended September 30, 2002 and 2001.


                               Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                               ------------------   -----------------
    (In millions)                    2002    2001        2002    2001
     -----------                   ------  ------      ------  ------
   Reported net income (loss)      $   63  $ (659)     $  (26) $ (352)
   Add back goodwill
     amortization                       -      12           -      30
                                   ------  ------      ------  ------
     Adjusted net
      income (loss)                $   63  $ (647)     $  (26) $ (322)
                                   ======  ======      ======  ======

   Basic earnings per share:
     Reported net income (loss)    $ 0.27  $(3.16)     $(0.18) $(1.71)
     Goodwill amortization              -    0.06           -    0.14
                                   ------  ------      ------  ------
     Adjusted net
      income (loss)                $ 0.27  $(3.10)     $(0.18) $(1.57)
                                   ======  ======      ======  ======

   Diluted earnings per share:
     Reported net income (loss)    $ 0.27  $(3.16)     $(0.18) $(1.71)
     Goodwill amortization              -    0.06           -    0.14
                                   ------  ------      ------  ------
     Adjusted net
      income (loss)                $ 0.27  $(3.10)     $(0.18) $(1.57)
                                   ======  ======      ======  ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 11 - Acquisition of London Guarantee
-----------------------------------------

In late March 2002, we completed our acquisition of London Guarantee Insurance Company ("London Guarantee"), a specialty property-liability insurance company focused on providing surety products and management liability, bond, and professional indemnity products. The total cost of the acquisition was approximately $80 million. The preliminary allocation of this purchase price resulted in $20 million of goodwill and $37 million of other intangible assets. The acquisition was funded through internally-generated funds. London Guarantee, headquartered in Toronto, generated approximately $35 million in surety net written premiums for the year ended Dec. 31, 2001, and approximately $18 million in net written premiums from the remaining lines of business we acquired. London Guarantee's assets and liabilities were included in our consolidated balance sheet as of September 30, 2002, and the results of their operations since the acquisition date were included in our statements of operations for the three months and nine months ended September 30, 2002. London Guarantee generated net written premiums of $41 million and an underwriting profit of $3 million since the acquisition date.


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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 12 - Discontinued Operations (continued)
--------------------------------------------

As part of the sale to Metropolitan, we guaranteed the adequacy of Economy's loss and loss expense reserves. Under that guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. We remain liable for claims on non-Economy policies that result from losses occurring prior to closing. By agreement, Metropolitan will adjust those claims and share in redundancies in related reserves that may develop. As of September 30, 2002, we have estimated that we will owe Metropolitan $7 million on these guarantees, an estimate that was unchanged from our estimate at Dec. 31, 2001. We anticipate paying that liability in the fourth quarter of 2002. Any losses incurred by us under these agreements are reflected in discontinued operations in the period they are determined. For the first nine months of 2002 and 2001, we recorded pretax losses of $12 million and $7 million, respectively, in discontinued operations, related to pre-sale claims. We have no other contingent liabilities related to the sale.


Note 13 - Derivative Financial Instruments
------------------------------------------

We have the following derivative instruments, which have been designated into one of three categories based on their intended use:

Fair Value Hedges: We have several pay-floating, receive-fixed interest rate swaps, totaling $480 million notional amount, that are designated as fair value hedges of a portion of our medium-term and senior notes, that we have entered into for the purpose of managing the effect of interest rate fluctuations on this debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The impact related to the nine months ended September 30, 2002 and September 30, 2001 movement in interest rates was a $42 million increase and a $17 million increase, respectively, in the fair value of the swaps and the related debt on the balance sheet, with the income statement impacts again offsetting.

Cash Flow Hedges: We have purchased foreign currency forward contracts that are designated as cash flow hedges. They are utilized to minimize our exposure to fluctuations in foreign currency values that result from forecasted foreign currency payments, as well as from foreign currency payables and receivables. In the nine months ended September 30, 2002, we recognized a $1 million gain on the cash flow hedges, which is included in "Other Comprehensive Income." The comparable amount for the nine months ended September 30, 2001 was a $7 million loss. The amounts included in other comprehensive income will be reclassified into earnings concurrent with the timing of the hedged cash flows. We do not anticipate any of the "Other Comprehensive Income" will be reclassified into earnings within the next twelve months. In the nine months ended September 30, 2002 and September 30, 2001 we recognized a gain of less than $1 million and a $1 million loss, respectively, on the income statement representing the portions of the forward contracts deemed ineffective.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios. These included our investment in an embedded collar on Old Mutual shares received as partial consideration from the sale of our life insurance business, foreign currency put options on British Pounds Sterling to hedge currency risk associated with our former position in Old Mutual shares and stock warrants in our venture capital business. We recorded a $2 million gain and a $2 million loss in continuing operations for the nine months ended September 30, 2002 and September 30, 2001, respectively, relating to the change in the market value of these derivatives during the period. We also recorded $21 million of losses in discontinued operations for the nine months ended September 30, 2002 relating to non-hedge derivatives associated with the sale of our life business. These non-hedge derivatives were terminated during the second quarter of 2002. See Note 12 for further discussion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 14 - Subsequent Event - Sale of Ongoing Reinsurance Business
-----------------------------------------------------------------

On November 1, 2002, we completed the transfer of our continuing reinsurance business and certain related assets, including renewal rights, to Platinum Underwriters Holdings, Ltd.
("Platinum"), a newly formed Bermuda company that underwrites property and casualty reinsurance business on a worldwide basis.
The Formation and Separation Agreement effecting this transfer was executed on October 28, 2002, a form of which was filed as an Exhibit to Platinum's Form S-1/A dated October 23, 2002 and is incorporated herein by reference. This description is qualified in its entirety by the terms of the Formation and Separation Agreement. As part of this transaction, we contributed $122 million of cash to Platinum and transferred approximately $350 million in assets relating to transferred insurance reserves. In exchange, we acquired six million common shares, representing a 14% ownership interest in Platinum and a ten-year option to buy up to six million additional common shares at an exercise price of $27 per share, which represents 120% of the initial public offering price of Platinum's shares.

We entered into various agreements with Platinum and its subsidiaries effective on the closing date of Nov. 1, 2002 (or the following day), including quota share agreements by which Platinum reinsured St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited, two of our subsidiaries, for the majority of their reinsurance contracts incepting in 2002. Platinum did not reinsure the reinsurance liabilities of St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited relating to reinsurance contracts incepting prior to January 1, 2002. We retained those liabilities and the related assets and reserves.

We expect the transaction to result in an estimated pretax gain of between $18 million and $20 million and an estimated after-tax loss of between $40 million and $60 million, as we continue to evaluate the recoverability of deferred tax assets associated with the reinsurance liabilities that we retained.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES


    Forward-looking Statement Disclosure and Certain Risks
    ------------------------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," or "estimates," or variations of such words, and similar expressions are also intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning:

  - market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income;
  - price increases, improved loss experience and expense savings resulting from the restructuring actions announced in recent years;
  - and statements concerning the anticipated approval of the Western MacArthur asbestos litigation settlement.

In light of the risks and uncertainties inherent in forward-looking statements, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. Forward-looking statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following:

  - changes in the demand for, pricing of, or supply of our products;
  - competitive considerations, including the continued ability to implement price increases, possible actions by competitors and an increase in competition for our products;
  - general economic conditions, including changes in interest rates and the performance of financial markets;
  - the risk that losses related to credit-sensitive insurance products, including surety bonds, could be material in the event of a sustained economic downturn;
  - the possibility of worse-than-anticipated loss development from business written in prior years;
  - additional statement of operations charges if our property-liability loss reserves are insufficient;
  - our exposure to natural or man-made catastrophic events, which are unpredictable, with a frequency or severity exceeding our estimates, resulting in material losses;
  - the impact of the Sept. 11, 2001 terrorist attack and the ensuing global war on terrorism on the insurance and reinsurance industry in general and potential governmental intervention in the insurance and reinsurance markets to make available insurance coverage for acts of terrorism;
  - risks relating to our potential exposure to losses arising from acts of terrorism and our ability to obtain reinsurance covering such exposures;
  - risks relating to our continuing ability to obtain reinsurance covering catastrophe, surety, and other exposures at appropriate prices and/or in sufficient amounts;
  - risks relating to the collectibility of reinsurance and the adequacy of reinsurance to protect us against losses;
  - changes in domestic and foreign laws, tax laws and changes in the regulation of our businesses which affect our profitability and our growth;
  - the possibility of downgrades in our claims-paying and financial strength ratings significantly adversely affecting us, including reducing the number of insurance policies we write, generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;
  - the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; the impact of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;
  - risks relating to the transfer of our going forward reinsurance operations to Platinum Underwriters Holdings, Ltd.;
  -    loss of significant customers;
  - risks relating to the approval by the bankruptcy court of the settlement of the Western MacArthur matter;
  - changes in our estimate of insurance industry losses resulting from the Sept. 11, 2001 terrorist attack (including the impact if that attack were deemed two insurable events rather than one);

              THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

     -----------------------------------------------------------------

  - adverse developments in non-Western MacArthur related asbestos litigation (including claims that certain asbestos-related insurance policies are not subject to aggregate limits);
  - adverse developments in environmental litigation involving policy coverage and liability issues;
  - the effects of emerging claim and coverage issues on our business, including adverse judicial decisions and rulings;
  - the inability of our subsidiaries to pay dividends to us in sufficient amounts to enable us to meet our obligations and pay future dividends;
  - the adverse effects of consolidation in the insurance industry on our margins and demand for our products and services;
  - the cyclicality of the property-liability insurance industry causing fluctuations in our results;
  - risks relating to the nature of our asset management business; our dependence on the business provided to us by agents and brokers;
  - our implementation of new strategies, including our intention to withdraw from certain lines of business, as a result of the strategic review completed in late 2001;
  -   and various other matters.

We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations
                        September 30, 2002

                      Consolidated Highlights
                      -----------------------

The following table summarizes our results for the third quarters and nine months ended September 30, 2002 and 2001.

                                          Three Months           Nine Months
                                       Ended September 30    Ended September 30
                                       ------------------    ------------------
(in millions, except per-                  2002      2001        2002      2001
  share amounts)                         ------    ------      ------    ------
  -------------
 Pretax income (loss):

  Property-liability insurance:
   Underwriting result                   $  (95)  $(1,071)     $ (697)  $(1,271)
   Net investment income                    300       285         873       910
   Realized investment losses               (74)      (77)       (151)      (20)
   Other expenses                           (18)       (7)        (55)      (52)
                                         ------    ------      ------    ------
      Total property-liability
        insurance                           113      (870)        (30)     (433)
  Asset management                           41        36         118       105
  Parent and other                          (59)      (43)       (161)     (118)
                                         ------    ------      ------    ------
      Pretax income (loss) from
       continuing operations
       before cumulative effect
       of accounting change                  95      (877)        (73)     (446)
  Income tax expense (benefit)               26      (282)        (72)     (156)
                                         ------    ------      ------    ------
     Income (loss) from
      continuing operations before
      cumulative effect of
      accounting change                      69      (595)         (1)     (290)
  Cumulative effect of
   accounting change, net of taxes            -         -          (6)        -
                                         ------    ------      ------    ------
     Income (loss) from
      continuing operations                  69      (595)         (7)     (290)

  Discontinued operations, net
   of taxes                                  (6)      (64)        (19)      (62)
                                         ------    ------      ------    ------
      Net income (loss)                  $   63    $ (659)     $  (26)   $ (352)
                                         ======    ======      ======    ======

   Per common share (basic)              $ 0.27    $(3.16)     $(0.18)   $(1.71)
                                         ======    ======      ======    ======
   Per common share (diluted)            $ 0.27    $(3.16)     $(0.18)   $(1.71)
                                         ======    ======      ======    ======


Consolidated Results
--------------------
Our pretax income from continuing operations of $95 million in the third quarter of 2002 was a significant improvement over our pretax loss of $877 million in the same period of 2001, which included $866 million in losses associated with the Sept. 11, 2001 terrorist attack. Excluding the impact of the terrorist attack, the third-quarter 2001 pretax loss from continuing operations was $11 million. The increase in third-quarter 2002 pretax income over the adjusted 2001 pretax total was driven by an improvement in underwriting results in our property-liability operations, and an increase in investment income. In addition, our asset management subsidiary, The John Nuveen Company, recorded a $5 million increase in pretax income over the third quarter of 2001 primarily as the result of an increase in assets managed.

Our nine-month 2002 pretax loss from continuing operations of $73 million included a $585 million loss provision recorded upon entering into a settlement agreement with respect to certain asbestos litigation (described in more detail on the following page). Excluding that loss in 2002, and the losses from the terrorist attack in 2001, our adjusted nine-month pretax income in 2002 of $512 million was $92 million higher than adjusted nine-month 2001 pretax income of $420 million, due to strong improvement in underwriting results in our property-liability operations which more than offset a significant increase in realized investment losses. Pretax losses in the "Parent and other" category exceeded comparable third quarter and nine-month 2001 losses, primarily due to an increase in preferred security expenses related to securities issued in the fourth quarter of 2001.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Our tax benefit on the year-to-date consolidated 2002 pretax loss from continuing operations, in relation to the pretax loss, is high primarily because the pretax loss includes significant non-taxable income produced by tax-exempt securities in our investment portfolio.


Asbestos Litigation Settlement Agreement
----------------------------------------
In June 2002, we and certain of our subsidiaries entered into an agreement for the settlement of all existing and future claims arising out of an insuring relationship of United States Fidelity and Guaranty Company ("USF&G"), St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (collectively, the "USF&G Parties") with any of MacArthur Company, Western MacArthur Company, and
Western Asbestos Company (the "MacArthur Companies"). At the May 15, 2002 filing of our Form 10-Q for the period ended March 31, 2002, based on the status of the Western MacArthur claim at that time, we determined that we could not reasonably estimate a range of potential loss for the claim, and no adjustment to reserves was made. We disclosed in that Form 10-Q that we were a defendant in the Western MacArthur matter and that the resolution of one or more of such legal matters may be material to our results of operations. On June 3, 2002, settlement was reached, the necessary reserve charge was determined, and we filed a Current Report on Form 8-K disclosing such information. The settlement agreement was filed as an exhibit to our Current Report on Form 8-K dated July 23, 2002. This description is qualified in its entirety by the terms of the settlement agreement.

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

The after-tax impact on our year-to-date net loss, net of expected reinsurance recoveries and the re-evaluation and application of asbestos and environmental reserves, was approximately $380 million. This calculation was based upon payments of $235 million during the second quarter of 2002, and $740 million on the earlier of the final, non-appealable approval of a plan of reorganization of Western MacArthur or January 15, 2003, plus interest on the $740 million from the settlement date to the date of such payment. The $740 million (plus interest) payment, together with $60 million of the original $235 million, shall be returned to the USF&G Parties if the Plan is not finally approved. The settlement agreement also provides for the USF&G Parties to pay $13 million and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan, subject to a right of reimbursement in certain circumstances of amounts advanced. That amount was also paid in the second quarter.

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

Our year-to-date 2002 results of operations included a net pretax loss of $585 million ($380 million after-tax) related to this settlement, calculated as shown in the following table. (See further discussion of asbestos reserves on pages 54 through 57 of this report).


           (in millions)
            -----------
             Total cost of settlement                 $  (988)
             Less:
               Utilization of IBNR loss
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
                                                        =====

Issuance of Common Stock and Equity Units
-----------------------------------------
In July 2002, we sold 17.8 million of our common shares in a public offering for gross consideration of $431 million, or $24.20 per share. In a separate concurrent public offering, we sold 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million. Each equity unit initially consists of a three-year forward purchase contract for our common stock and an unsecured $50 senior note of the company due in August 2007. Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. The forward contract requires the investor to purchase, for $50, a variable number of shares of our common stock on the settlement date of August 16, 2005. The $46 million present value of the forward contract fee payments was recorded as a reduction to our reported common shareholders' equity. The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering. Had the settlement date been September 30, 2002, we would have issued approximately 15 million common shares based on the average trading price of our common stock immediately prior to that date.

The combined net proceeds of these offerings, after underwriting commissions and other fees, were approximately $842 million, of which $750 million was contributed as capital to our insurance underwriting subsidiaries.


Judicial Ruling - Petrobas Oil Rig Construction
-----------------------------------------------
In September 2002, the United States District Court for the Southern District of New York entered a judgment in the amount of approximately $370 million to Petrobas, an energy company that is majority-owned by the government of Brazil, in a claim related to the construction of two oil rigs. One of our subsidiaries provided a portion of the surety coverage for that construction. We recorded a pretax loss of $34 million ($22 million after-tax) in the third quarter in our Surety and Construction business segment. The loss recorded was net of reinsurance and previously established case reserves for this exposure, and prior to any possible recoveries related to indemnity. We are actively pursuing an appeal of this judgment.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Acquisition
-----------
In late March 2002, we completed our acquisition of London Guarantee Insurance Company ("London Guarantee"), a specialty property-liability insurance company focused on providing surety products and management liability, bond, and professional indemnity products. The total cost of the acquisition was approximately $80 million. The preliminary allocation of this purchase price resulted in $20 million of goodwill and $37 million of other intangible assets. The acquisition was funded through internally-generated funds. London Guarantee, headquartered in Toronto, recorded approximately $35 million in surety net written premiums for the year ended Dec. 31, 2001, and approximately $18 million in net written premiums from the remaining lines of business we acquired. London Guarantee's assets and liabilities were included in our consolidated balance sheet beginning June 30, 2002, and the results of their operations since the acquisition date were included in our statements of operations for the three months and nine months ended September 30, 2002. London Guarantee generatedproduced net written premiums of $41 million and an underwriting profit of $3 million since the acquisition date.


Withdrawal from Certain Lines of Business
-----------------------------------------
In the fourth quarter of 2001, we announced our intention to withdraw from several lines of business in our property-liability insurance operations. Beginning in January 2002, the operations listed below were placed in "runoff," meaning that we have ceased or plan to cease underwriting new business in these operations as soon as possible, and remaining business activities will relate to the settlement of claims. We are pursuing the sale of certain of these operations.

  -    All coverages in our Health Care segment.
  - All underwriting operations in Germany, France, the Netherlands, Argentina, Mexico (excluding surety business, which continues), Spain, Australia, New Zealand, Botswana, and South Africa.
  - In the United Kingdom, all coverages offered to the construction industry. (Unionamerica, a United Kingdom medical liability underwriting entity that we acquired in 2000, was placed in runoff in late 2000, except for business we are contractually committed to underwrite through certain syndicates at Lloyd's through 2004. Effective in the second quarter of 2002, those contractual obligations were eliminated.
  -    At Lloyd's, casualty insurance and reinsurance, U.S.
       surplus lines business, non-marine reinsurance and, when our contractual commitment expires at the end of 2003, our participation in the insuring of the Lloyd's Central Fund. Effective in the second quarter of 2002, we made the decision to resume underwriting U.S. surplus lines business as a result of changing market conditions.
  - In our reinsurance operations, most North American reinsurance business underwritten in the United Kingdom, all but traditional finite reinsurance business underwritten by St. Paul Re's Financial Solutions business center, bond and credit reinsurance, and aviation reinsurance.

In the second quarter of 2002, we announced our intent to transfer our ongoing reinsurance operations to Platinum
Underwriters Holdings, Ltd., and include the results of those operations with those of the lines of business ultimately to be exited by The St. Paul.

None of these operations qualifies as "discontinued operations" for accounting purposes; therefore, results from these operations are included in their respective property-liability segment results discussed on pages 45 to 53 of this report. For the nine months ended September 30, 2002, these operations collectively accounted for $1.30 billion, or 23%, of our reported net written premiums, and generated negative underwriting results totaling $348 million (an amount that does not include investment income from the assets maintained to support these operations). Premium

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

volume for these operations in 2002 was centered in our Reinsurance segment, in our Health Care segment, where we are required to offer continuing coverage to certain policyholders in the form of extended reporting endorsements and where we renewed certain policies prior to approval of an exit plan in certain states, and in our Lloyd's and Other segment, where we are contractually obligated to underwrite business in certain Lloyd's syndicates through 2003 and 2004.

Our consolidated net loss and loss adjustment expense reserves of $15.5 billion at September 30, 2002 included approximately $6.1 billion of net reserves for our Reinsurance and domestic Health Care segments. The payment of claims from these reserves and those related to our other runoff operations will negatively impact our investment income in future periods as the invested assets related to these reserves decline.


September 11, 2001 Terrorist Attack
-----------------------------------
In the third quarter of 2001, we recorded estimated net pretax losses totaling $866 million related to the September 11, 2001 terrorist attack in the United States. Our estimated gross pretax losses and loss adjustment expenses incurred as a result of the terrorist attack totaled $2.16 billion. The estimated net pretax operating loss of $866 million recorded in the third quarter of 2001 included an estimated benefit of $1.20 billion from cessions made under various reinsurance agreements, a $40 million provision for uncollectible reinsurance, a net $44 million benefit from additional and reinstated insurance and reinsurance premiums, and a $90 million reduction in contingent commission expenses in our Reinsurance segment.

Our estimated losses were based on a variety of actuarial techniques, coverage interpretation and claims estimation methodologies, and include an estimate of losses incurred but not reported, as well as estimated costs related to the settlement of claims.

In the fourth quarter of 2001, we recorded an additional pretax loss of $75 million related to the terrorist attack, primarily in our Reinsurance segment. We have recorded no additional loss provision related to the terrorist attack during the first nine months of 2002; however, in the third quarter, we decreased our estimate of losses in our primary insurance operations and increased our estimate of losses in our reinsurance operation.

The impacts on our business segments of the estimated net pretax operating loss of $866 million recorded in the third quarter of 2001 and the reallocation of losses among segments in the third quarter of 2002 are shown in the following table.

                                     Three Months Ended   Nine Months Ended
                                        September 30        September 30
                                     ------------------   -----------------
     (In millions)                       2002      2001      2002      2001
                                       ------    ------    ------    ------
     Lloyd's and Other                  $  14     $(155)    $  14     $(155)
     Commercial Lines                      15      (146)       15      (146)
     Specialty Commercial                  (8)      (56)       (8)      (56)
     Health Care                            -        (6)        -        (6)
     Surety and Construction                -        (3)        -        (3)
                                       ------    ------    ------    ------
        Total Primary Insurance            21      (366)       21      (366)
     Reinsurance                          (21)     (500)      (21)     (500)
                                       ------    ------    ------    ------
        Total Property-
         Liability Insurance            $   -     $(866)     $  -     $(866)
                                       ======    ======    ======    ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Through September 30, 2002, we have made cumulative net loss payments of $270 million related to the attack, of which $208 million were made in the first nine months of 2002, including $60 million in the third quarter. For further information regarding the impact of the terrorist attack on our operations, refer to
Note 2 in our 2001 annual report to shareholders.


Restructuring Charge
--------------------
In December 2001, in connection with the withdrawal from the foregoing lines of business and as part of our overall plan to reduce company-wide expenses, we recorded a $62 million pretax restructuring charge. The majority of the charge - $46 million - pertained to employee-related costs associated with our plan to eliminate an estimated total of 800 positions by the end of 2002. As of September 30, 2002, we had terminated 574 employees and made payments of $32 million related to the $46 million charge. The remainder of the $62 million charge consisted of legal, equipment and occupancy-related costs, for which approximately $1 million had been paid as of September 30, 2002.

In the first nine months of 2002, we recorded an additional pretax restructuring charge of $3 million, related to additional employee-related expenses that did not meet the criteria for accrual at Dec. 31, 2001. This charge was partially offset by a $1 million reduction in occupancy-related restructuring charges recorded in prior years.


Adoption of SFAS No. 142
------------------------
In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting requirements in the method by which intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. It also required that those assets meeting the criteria for classification as intangible with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. As a result of implementing the provisions of this statement, we did not record any goodwill amortization expense in the first nine months of 2002. In the first nine months of 2001, goodwill amortization expense totaled $30 million. Amortization expense associated with intangible assets totaled $14 million in the first nine months of 2002, compared with $2 million in the same 2001 period.

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


Purchase of Terrorism Coverage and Exposure to Future Terrorist Events
----------------------------------------------------------------------
After the terrorist attack in September 2001, reinsurers, in general, specifically excluded terrorism coverage from property reinsurance treaties that subsequently renewed. As a result, in the second quarter, we purchased limited specific terrorism coverage in the form of two separate property reinsurance treaties - a per-risk terrorism treaty and

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

a catastrophe terrorism treaty. The per-risk treaty provides coverage on a per building, per event basis for a loss of up to $110 million, after a first layer of $15 million of losses retained by us. The catastrophe terrorism treaty provides coverage of up to $200 million in excess of the first $100 million of losses resulting from catastrophic losses caused by terrorism. Both treaties have one additional set of limits for subsequent terrorism events. In addition, we have renewed the majority of our reinsurance treaties covering our workers' compensation and general liability business. Thus far, those renewals included coverage for terrorism. Our reinsurance treaties do not cover acts of terrorism involving nuclear, biological or chemical events.


Discontinued Operations
-----------------------
F&G Life - In September 2001, we completed the sale of our life insurance company, Fidelity and Guaranty Life Insurance Company, and its subsidiary, Thomas Jefferson Life, (together, "F&G Life") to Old Mutual plc ("Old Mutual") for $335 million in cash and $300 million in Old Mutual shares. Pursuant to the sale agreement, we were originally required to hold the 190,356,631 Old Mutual shares we received for one year after the closing of the transaction, and the proceeds from the sale of F&G Life were subject to possible adjustment based on the movement of the market price of Old Mutual's shares at the end of the one-year period. The amount of possible adjustment was to be determined by a derivative "collar" agreement included in the sale agreement. In May 2002, Old Mutual granted us a release from the one-year holding requirement in order to facilitate our sale of those shares in a public placement made outside the United States, together with a concurrent sale of shares by Old Mutual by means of granting an overallotment option, which was exercised by the underwriters. We sold all of the Old Mutual shares we were holding on June 6, 2002 for a total net consideration of $287 million, resulting in a pretax realized loss of $13 million that was recorded as a component of discontinued operations on our statement of operations.
The fair value of the collar agreement was recorded as an asset on our balance sheet and adjusted quarterly. At the time of the sale of the Old
Mutual shares, the collar had a fair value of $12 million, which we agreed to terminate at no value as part of the sale. The amount was recorded as a component of discontinued operations on our statement of operations.

Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (Metropolitan). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (Economy), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the Sept. 30, 1999 closing date. Under the reserve guarantee, we will pay for any deficiencies in those reserves and will share in any redundancies that develop by Sept. 30, 2002. Any losses incurred by us under these agreements are reflected in discontinued operations in the period during which they are determined. As of Sept. 30, 2002, our analysis indicated that we would owe Metropolitan approximately $7 million related to the reserve guarantee, an estimate that was unchanged from our estimate at Dec. 31, 2001. We anticipate paying that liability in the fourth quarter of 2002. In the first nine months of 2002 and 2001, we recorded pretax losses of $12 million and $7 million, respectively, in discontinued operations, related to pre-sale claims.


Subsequent Event - Purported Class Action Lawsuits
--------------------------------------------------
In October and early November 2002, three purported class action lawsuits were filed against us, our chief executive officer and our chief financial officer. The lawsuits make various allegations relating to the adequacy of our previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seek unspecified damages and other relief. We view these lawsuits as without merit and intend to contest them vigorously.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Subsequent Event - Transfer of Ongoing Reinsurance Operations to
Platinum Underwriters Holdings, Ltd.
------------------------------------
On November 1, 2002, we completed the transfer of our continuing reinsurance business and certain related assets, including renewal rights, to Platinum Underwriters Holdings, Ltd.
("Platinum"), a newly formed Bermuda company that underwrites property and casualty reinsurance business on a worldwide basis.
The Formation and Separation Agreement effecting this transfer was executed on October 28, 2002, a form of which was filed as an Exhibit to Platinum's Form S-1/A dated October 23, 2002 and is incorporated herein by reference. This description is qualified in its entirety by the terms of the Formation and Separation Agreement. As part of this transaction, we also contributed $122 million of cash to Platinum and transferred approximately $350 million in assets relating to transferred insurance reserves. In exchange, we acquired six million common shares, representing a 14% ownership interest in Platinum, and a ten-year option to buy up to six million additional common shares at an exercise price of $27 per share, which represents 120% of the initial public offering price of Platinum's shares.

We entered into various agreements with Platinum and its subsidiaries effective on the closing date of Nov. 1, 2002 (or the following day), including quota share agreements by which Platinum reinsured St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited, two of our subsidiaries, for the majority of their reinsurance contracts incepting in 2002. Platinum did not reinsure the reinsurance liabilities of St. Paul Fire and Marine Insurance Company and St. Paul Reinsurance Company Limited relating to reinsurance contracts incepting prior to January 1, 2002. We retained those liabilities and the related assets and reserves.

We expect the transaction to result in an estimated pretax gain of between $18 million and $20 million and an estimated after-tax loss of between $40 million and $60 million, as we continue to evaluate the recoverability of deferred tax assets associated with the reinsurance liabilities that we retained.


Critical Accounting Policies
----------------------------
Overview - The St. Paul Companies, Inc. is a holding company with subsidiaries operating in the property-liability insurance industry and the asset management industry. Our significant accounting policies are described in Note 1 to our 2001 annual report to shareholders, which have been expanded in Note 1 to this Form 10-Q. The following is a summary of the critical accounting policies related to accounting estimates that 1) require us to make assumptions about highly uncertain matters and
2) could materially impact our financial statements if we made different assumptions.

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

Reserves for environmental and asbestos exposures cannot be estimated solely with the traditional loss reserving techniques described above, which rely on historical accident year development factors and take into consideration the previously mentioned variables. Environmental and asbestos reserves are more difficult to estimate than our other loss reserves because of legal issues, societal factors and difficulty in determining the parties who may ultimately be held liable. Therefore, in addition to taking into consideration the traditional variables that are utilized to arrive at our other loss reserve amounts, we also look at the length of time necessary to clean up polluted sites, controversies surrounding the identity of the responsible party, the degree of remediation deemed to be necessary, the estimated time period for litigation expenses, judicial expansions of coverage, medical complications arising with asbestos claimants' advanced age, case law, and the history of prior claim development.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss on our statement of operations. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. The following table summarizes the total pretax gross unrealized loss recorded in our common shareholders' equity at Sept. 30, 2002 and Dec. 31 2001, by invested asset class.

     (in millions)                         2002      2001
      -----------                         -----     -----
      Fixed maturities (including
       securities on loan)                 $ 79      $ 78
      Equities                               78       112
      Venture capital                       131       117
                                          -----     -----
         Total unrealized loss             $288      $307
                                          =====     =====

The following table summarizes, for all securities in an unrealized loss position at Sept. 30, 2002 and Dec. 31, 2001, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                  September 30, 2002      December 31, 2001
                                  ------------------      -----------------
($ in millions)                                Gross                  Gross
 -------------                    Fair    unrealized      Fair   Unrealized
                                 value          loss     value         loss
                                 -----    ----------     -----   ----------
      Fixed maturities
       (including securities
        on loan):
         0 - 6 months            $ 653         $  24    $2,405        $  47
         7 - 12 months             163            27        86            8
         Greater than 12 months    179            28       256           23
                                 -----         -----     -----        -----
             Total                 995            79     2,747           78
                                 -----         -----     -----        -----
      Equities:
         0 - 6 months              250            64       593           92
         7 - 12 months              17            13        57           13
         Greater than 12 months      1             1        20            7
                                 -----         -----     -----        -----
           Total                   268            78       670          112
                                 -----         -----     -----        -----

      Venture capital:
         0 - 6 months               91            57       104           52
         7 - 12 months              12            20        39           34
         Greater than 12 months     50            54        36           31
                                 -----         -----     -----        -----
           Total                   153           131       179          117
                                 -----         -----     -----        -----
           Total                $1,416         $ 288    $3,596        $ 307
                                 =====         =====    ======        =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

At Sept. 30, 2002, our fixed maturity investment portfolio included non-investment grade securities and nonrated securities that in total comprised approximately 6% of the portfolio. Included in those categories at that date were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $193 million and a fair value of $155 million, resulting in a net pretax unrealized loss of $38 million. These securities represented 1% of the total amortized cost and fair value of the fixed maturity portfolio at Sept. 30, 2002, and accounted for 49% of the total pretax unrealized loss in the fixed maturity portfolio. Included in those categories at Dec. 31, 2001 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $212 million and a fair value of $193 million, resulting in a net pretax unrealized loss of $19 million. These securities represented 1% of the total amortized cost and fair value of the fixed maturity portfolio at Dec. 31, 2001, and accounted for 24% of the total pretax unrealized loss in the fixed maturity portfolio.

The following table presents information regarding our fixed maturity investments, by remaining period to maturity date, that were in an unrealized loss position at Sept. 30, 2002.

                                               September 30, 2002

     (in millions)                         Amortized    Estimated
                                                Cost   Fair Value
                                           ---------   ----------
     Remaining period to maturity date:
      One year or less                        $   66       $   65
      Over one year through five years           170          154
      Over five years through ten years          377          336
      Over ten years                             149          136
      Asset/mortgage-backed securities
       with various maturities                   312          304
                                               -----        -----
          Total                               $1,074       $  995
                                               =====        =====

Our investment portfolio includes non-publicly traded securities, the vast majority of which are held in our venture capital and real estate portfolios. Our venture capital investments represent direct ownership interests in small- to medium-sized companies, which are carried at estimated fair value. Fair values are based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent financings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.
For our real estate joint ventures, we use the equity method of accounting, meaning that we carry these investments at cost, adjusted for our share of earnings or losses, and reduced by cash distributions from the partnerships and valuation adjustments. Due to time constraints in obtaining financial results from the partnerships, the results of these operations are recorded on a one-month lag. If events occur during the lag period, which are material to our consolidated results, the impact is included in current period results.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

The following discussion summarizes our process of reviewing our investments for possible impairment.

Fixed Maturities and Securities on Loan - On a monthly basis, these investments are reviewed by portfolio managers for impairment. In general, the managers focus their attention on those fixed-maturity securities whose market value was less than 80% of their amortized cost for at least one month in the previous nine months. Factors considered in evaluating potential impairment include the following:

  - The degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates) rather than changes in the individual factual circumstances and risk profile of the issuer;
  - The degree to which an issuer is current or in arrears in making principal and interest payments on the debt securities in question;
  - The issuer's fixed-charge ratio at the date of acquisition and date of evaluation;
  - The issuer's current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;
  - The independent auditors' report on the issuer's recent financial statements;
  - Buy/hold/sell recommendations of outside investment advisors and analysts; and
  - Relevant rating history, analysis and guidance provided by rating agencies and analysts.

Equities - On a monthly basis, these investments are reviewed by portfolio managers for impairment. In general, the managers focus their attention on those equity securities whose market value was less than 80% of their cost for six consecutive months. Factors considered in evaluating potential impairment include the following:

  - Whether the decline appears to be related to general market or industry conditions or is issuer-specific;
  - The relationship of market prices per share to book value per share at date of acquisition and date of evaluation;
  - The price-earnings ratio at the time of acquisition and date of evaluation;
  - Our ability and intent to hold the security for a period of time sufficient to allow for recovery in the market value;
  - The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer's operations;
  -    The recent income or loss of the issuer;
  - The independent auditors' report on the issuer's recent financial statements;
  - The dividend policy of the issuer at date of acquisition and date of evaluation;
  -    Any buy/hold/sell recommendations of investment advisors;
  -    Rating agency announcements; and
  -    Price projections of investment analysts.

Venture Capital - On a quarterly basis, individual public investments are analyzed for impairment by portfolio managers as well as an internal valuation committee. In general, attention is focused on those marketable (public equity) securities whose market value has been less than cost for six consecutive months. Factors considered are the same as those enumerated above for our equity investments. With respect to non-publicly traded venture capital investments, on a quarterly basis, the portfolio managers as well as the internal valuation committee review and consider a variety of factors in determining the potential for loss impairment. Factors considered are:

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

  -    The issuer's most recent financing events;
  - An analysis of whether fundamental deterioration has occurred;
  - Whether or not the issuer's progress has been substantially less than expectations;
  - Whether or not valuations have declined significantly in the entity's market sector;
  - Whether or not our internal valuation committee believes there is a 50% probability that the issuer will need financing within six months at a lower price than our carrying value; and
  - Whether or not we have the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling us to receive value equal to or greater than our cost.

The quarterly (or monthly) valuation procedures described above are in addition to the portfolio managers' ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

The size of our investment portfolio allows our portfolio managers a degree of flexibility in determining which individual investments should be sold to achieve our primary investment goals of assuring our ability to meet our commitments to policyholders and other creditors and maximizing our investment returns. In order to meet the objective of maintaining a flexible portfolio that can achieve these goals, our fixed maturity and equity portfolios are classified as "available-for-sale." We continually evaluate these portfolios, and our purchases and sales of investments are based on our cash requirements, the characteristics of our insurance liabilities, and current market conditions. At the time we determine an "other than temporary" impairment in the value of a particular investment to have occurred, we consider the current facts and circumstances and make a decision to either record a writedown in the carrying value of the security or sell the security; in either case, recognizing a realized loss.

With respect to our venture capital portfolio, we manage our portfolio to maximize return, evaluating current market conditions and the future outlook for the entities in which we have invested. Because this portfolio primarily consists of privately-held, early-stage venture investments, events giving rise to impairment can occur in a brief period of time (e.g., the entity has been unsuccessful in securing additional financing, other investors decide to withdraw their support, complications arise in the product development process, etc.), and decisions are made at that point in time, based on the specific facts and circumstances, with respect to a recognition of "other than temporary" impairment, or sale of the investment.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Property-Liability Insurance
                 ----------------------------

Overview
--------
Our consolidated reported third-quarter written premiums of $1.81 billion were 11% below comparable 2001 premiums of $2.03 billion. In the first nine months of 2002, reported premium volume of $5.71 billion was less than 1% lower than reported 2001 nine-month volume of $5.73 billion. Strong growth in the Specialty Commercial and Surety and Construction segments in 2002 was largely offset by premium declines in our Health Care, Reinsurance and Lloyd's and Other segments, where our runoff operations are concentrated. In addition, nine-month 2002 written premium volume was reduced by premiums ceded related to the terrorism reinsurance policies purchased as described on pages 34 and 35 of this report, whereas our reported 2001 nine-month premium total was increased by $49 million of net reinstated and additional premiums associated with the Sept. 11, 2001 terrorist attack. Excluding premiums in both years produced by those operations being exited, written premium volume of $1.51 billion in the third quarter was 28% ahead of comparable 2001 premiums of $1.18 billion, and year-to-date volume of $4.41 billion was 24% higher than the adjusted 2001 nine-month premium total of $3.56 billion. The strong growth was driven by price increases averaging 27% in the first nine months of 2002 in our U.S. commercial insurance underwriting operations. We expect the favorable pricing environment to continue throughout the remainder of 2002 and into 2003.

In the first nine months of 2002, we were not party to an all-lines, corporate aggregate excess-of-loss reinsurance treaty. In 2001, we were party to such a treaty that we entered into effective January 1 of that year, but coverage under that treaty was not triggered in the first nine months of the year, and the impact of the treaty on our nine-month results was limited to cessions of a modest amount of deposit premiums to our reinsurer.

Our Reinsurance segment, St. Paul Re, was party to a separate aggregate excess-of-loss treaty, unrelated to the corporate treaty, in both 2002 and 2001. In the third quarter and first nine months of 2002, coverage was not triggered under that treaty, but St. Paul Re ceded a modest amount of net written and earned deposit premiums to its reinsurer. In the third quarter of 2001, St. Paul Re ceded $73 million of written premiums, $77 million of earned premiums and $171 million of insurance losses and loss adjustment expenses under that treaty, for a net pretax benefit of $94 million. For the nine months ended Sept. 30, 2001, St. Paul Re ceded $118 million of written premiums, $120 million of earned premiums and $273 million of insurance losses and loss adjustment expenses for a net pretax benefit of $153 million.

Our reported consolidated loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 77.5 for the third quarter of 2002, compared with a reported loss ratio of 132.0 in the same 2001 period. The Sept. 11, 2001 terrorist attack accounted for 52.0 points of the reported third-quarter 2001 loss ratio. Excluding the impact of the terrorist attack and the benefit of the Reinsurance segment treaty described above on third-quarter 2001 results, the reported third-quarter 2002 loss ratio was over eight points better than the adjusted third-quarter 2001 loss ratio.

For the first nine months of 2002, our reported consolidated loss ratio of 84.3 included a 10.1 point impact from the asbestos litigation settlement described on pages 30 and 31 of this report, whereas the nine-month 2001 loss ratio of 95.3 included a net 18.5 point detriment from the terrorist attack and the benefit of the Reinsurance segment treaty. Excluding those factors in both years, our year-to-date 2002 adjusted loss ratio of 74.2 was six points better than the comparable 2001 adjusted ratio of 80.2. The adjusted year-to-date loss ratios in 2002 and 2001 include $97 million and $195 million, respectively, of prior-year reserve strengthening in our Health Care segment. The 2002 nine-month ratio also reflected significant prior-year loss activity in our Lloyd's and Other segment. The improvement in

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

both the third-quarter and nine-month adjusted loss ratios in 2002 over the same periods of 2001 was concentrated in the Reinsurance segment, reflecting the impact of our strategic initiative to exit unprofitable market sectors and a decline in catastrophe losses, and in our Specialty Commercial and Commercial Lines segments, where significant price increases and our focus on underwriting profitability have resulted in a significant improvement in current accident year underwriting results.

Catastrophe losses in the third quarter of 2002 totaled $49 million, compared with losses of $1.09 billion in last year's third quarter, the majority of which resulted from the terrorist attack. Since catastrophe losses are not recognized until an event occurs, the occurrence of a catastrophic event can have a material impact on our results of operations during the period incurred. Subsequent changes to our estimate of catastrophic losses, based on better information, also can materially impact our results of operations during that period.

Our reported consolidated expense ratio, measuring underwriting expenses as a percentage of written premiums, was 28.3 in the third quarter of 2002, compared with the reported 2001 third-quarter ratio of 25.6. The 2001 ratio was unusually low due to a $90 million reduction in contingent commission expenses in our Reinsurance segment subsequent to the Sept. 11, 2001 terrorist attack. Excluding that reduction, and the impact of the Reinsurance segment treaty, the 2002 third-quarter ratio was 1.4 points better than the adjusted third-quarter 2001 ratio of 29.7. The improvement in 2002 reflected the positive effects of strong price increases and our recent aggressive expense reduction efforts. Through the first nine months of 2002, our reported expense ratio of 28.3 was a point and a half better than the 2001 nine-month ratio of 29.8 (adjusted for the contingent commission expense reduction and the Reinsurance segment treaty). The impact of expense savings on our year-to-date expense ratio was somewhat offset by written premiums ceded for terrorism coverage.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

           Property-Liability Insurance (continued)
           ---------------------------------------

                                     Three Months Ended    Nine Months Ended
(dollars in millions)                      September 30         September 30
 -------------------                 ------------------    -----------------
                                          2002     2001        2002     2001
                                        ------   ------      ------   ------
     Specialty Commercial
       Written Premiums        32%*       $691     $509      $1,850   $1,437
       Underwriting Result                 $66     $(81)       $122     $(74)
       Combined Ratio                     87.6    117.0        92.1    105.3

      Commercial Lines
       Written Premiums        24%*       $457     $420      $1,364   $1,251
       Underwriting Result                 $37    $(153)      $(482)    $(38)
       Combined Ratio                     89.5    139.1       136.4    101.8

      Surety and Construction
       Written Premiums        17%*       $282     $227        $959     $748
       Underwriting Result                $(37)    $(25)       $(28)     $15
       Combined Ratio                    115.5    112.0       102.0     96.7

      Health Care
       Written Premiums         4%*        $46     $259        $223     $583
       Underwriting Result                $(79)    $(70)      $(178)   $(324)
       Combined Ratio                    167.9    131.3       149.7    157.0

      Lloyd's and Other
       Written Premiums         7%*       $106     $117        $419     $511
       Underwriting Result    ---         $(58)   $(230)      $(117)   $(281)
       Combined Ratio                    146.7    287.8       128.9    163.0
                                         -----    -----       -----    -----
        Total Primary
         Insurance
          Written Premiums     84%*     $1,582   $1,532      $4,815   $4,530
          Underwriting Result             $(71)   $(559)      $(683)   $(702)
          Combined Ratio                 105.2    138.7       115.1    116.2

      Reinsurance
       Written Premiums        16%*       $231     $495        $893   $1,196
       Underwriting Result    ---         $(24)   $(512)       $(14)   $(569)
       Combined Ratio                    108.2    218.0       100.3    154.7
                                         -----    -----       -----    -----
        Total Property-
         Liability Insurance
          Written Premiums    100%*     $1,813   $2,027      $5,708   $5,726
                              ===
          GAAP Underwriting
            Result                        $(95) $(1,071)     $ (697) $(1,271)
         Statutory
            Combined Ratio
          Loss and Loss
            Expense Ratio                 77.5    132.0        84.3     95.3
          Underwriting
            Expense Ratio                 28.3     25.6        28.3     28.6
                                         -----    -----       -----    -----
          Combined Ratio                 105.8    157.6       112.6    123.9
                                         =====    =====       =====    =====

     * Percentage of year-to-date total.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Underwriting Results by Segment
-------------------------------

The following segment discussions exclude, in 2002, the impact of the change in estimate of losses related to the Sept. 11, 2001 terrorist attack, and, in 2001, the original losses recorded as a result of the terrorist attack. Additionally, the Reinsurance segment discussion excludes the impact of cessions made under its aggregate, excess-of-loss reinsurance treaty in 2001. These items represent reconciling differences between generally accepted accounting principles ("GAAP") and pro forma results. The pro forma results are not in accordance with GAAP; however, they are intended to provide a clearer understanding of the underlying performance of our business operations. Our GAAP segment results are presented on page 44 of this report, the impact of the terrorist attack on our reported results for both 2002 and 2001 is discussed on pages 33 and 34 of this report, and the impact of the Reinsurance segment treaty is discussed on page 42 of this report.

Specialty Commercial
--------------------
The Specialty Commercial segment includes the following 11 business centers: Technology, Financial and Professional Services, Ocean Marine, Catastrophe Risk, Public Sector Services, Discover Re, Umbrella/Excess & Surplus Lines, Oil and Gas, Transportation, National Programs and International Specialty. These business centers are considered specialty operations because each provides dedicated underwriting, claim and risk control services that require specialized expertise, and each focuses exclusively on the respective customer group each serves. The following table summarizes results for this segment for the third quarters and nine months ended September 30, 2002 and 2001 excluding the impact of the Sept. 11, 2001 terrorist attack for all periods presented.

                                   Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                   ------------------   -----------------
  (Dollars in millions)                  2002    2001        2002    2001
   -------------------                 ------  ------      ------  ------
  Net written premiums                   $691    $517      $1,850  $1,445
   Percentage increase over 2001           34%                 28%

    Underwriting result                   $74    $(24)       $129    $(18)

    Statutory combined ratio:
     Loss and loss adjustment
      expense ratio                      64.6    78.6        68.3    74.7
     Underwriting expense ratio          21.8    25.9        23.4    26.3
                                        -----   -----       -----   -----
        Combined ratio                   86.4   104.5        91.7   101.0
                                        =====   =====       =====   =====

The strong premium growth in 2002 was driven by domestic price increases that averaged 32% in the third quarter and 29% year-to-date across the entire segment. The following discussion summarizes results from several of the larger business centers in this segment. All ratios quoted for both years exclude the impact of the terrorist attack.

  -    Financial & Professional Services - Written premiums of
       $167 million in the third quarter of 2002 grew 76% over the same 2001 period, driven by new business and price increases on domestic renewal business averaging 50%. Year-to-date premiums of $391 million in 2002 grew 39% over the first nine months of 2001. The loss ratio of 66.9 in the third quarter of 2002 was over 12 points better than the comparable 2001 ratio of 79.6. The improvement was driven by favorable current-year results.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

  - Technology - Premium volume of $94 million in the third quarter grew 4% over comparable third-quarter 2001 volume, as a decline in new business was offset by domestic price increases averaging 20% in the quarter. Through the first nine months of 2002, premium volume of $294 million was 2% ahead of the same period of 2001. The loss ratio was 50.7 in the third quarter of 2002, virtually level with the 2001 third-quarter ratio of 50.9.

  - International Specialty - Premium volume of $88 million in the third quarter of 2002 grew 13% over the 2001 third-quarter total, with the increase primarily due to significant price increases throughout the international markets in which we do business. Year-to-date premium volume in 2002 totaled $271 million, 32% higher than the same 2001 period. As part of the strategic initiatives announced at the end of 2001, we are now limiting our ongoing international business to Canada, the United Kingdom and Ireland. The third-quarter 2002 loss ratio in this business center of 67.9 was significantly better than the comparable 2001 ratio of 104.5, reflecting the impact of our withdrawal from unprofitable international markets.

  -    Public Sector - Written premiums totaled $87 million in
       2002's third quarter, up 11% from the same period of 2001 primarily due to price increases averaging 22%, which offset a reduction in new business. Nine-month 2002 premium volume of $188 million was also 11% ahead of the same period of last year. The third-quarter loss ratio of 72.1 in 2002 was slightly better than the comparable 2001 ratio of 72.4, primarily due to improvement in current-year loss experience.

  - Umbrella/Excess & Surplus Lines - Price increases averaging 47% and new business combined to produce third-quarter 2002 written premiums of $64 million, compared with premiums of $42 million in the same period of 2001. Year-to-date premium volume of $187 million was nearly double the nine-month 2001 total of $98 million. The nine-month 2002 loss ratio of 77.7 was significantly better than the comparable
       2001 ratio of 97.9, reflecting the benefit of price increases and a reduction in prior-year loss experience.


Commercial Lines
----------------
The Commercial Lines segment includes our Small Commercial, Middle Market Commercial, Large Account Casualty and Property Solutions business centers, as well as the results of our limited involvement in insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary Mainstreet St. Paul
(SM) and Advantage St. Paul (SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of commercial enterprises where annual insurance costs range from $75,000 to $1 million. The Large Account Casualty business center offers insurance programs to larger commercial businesses that are willing to share insurance risk through significant deductibles and self-insured retentions. The Property Solutions business center combines our Large Accounts Property business with a portion of our catastrophe risk business and allows us to take a unified approach to large property risks. The following table summarizes results for this segment for the third quarters and nine months ended September 30, 2002 and 2001, excluding the impact of the Sept. 11, 2001 terrorist attack for all periods presented.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------


                                   Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                   ------------------   -----------------
  (Dollars in millions)                  2002    2001        2002    2001
   -------------------                 ------  ------      ------  ------
  Net written premiums                   $457    $447      $1,364  $1,279
   Percentage increase over 2001            2%                  7%

    Underwriting result                   $22     $(7)      $(497)   $108

    Statutory combined ratio:
     Loss and loss adjustment
      expense ratio                      62.5    72.1       107.3    59.5
     Underwriting expense ratio          30.6    28.5        30.3    29.7
                                        -----   -----       -----   -----
        Combined ratio                   93.1   100.6       137.6    89.2
                                        =====   =====       =====   =====


The lack of significant premium growth in the third quarter and first nine months of 2002 compared with the same 2001 periods reflected our efforts to actively manage our growth while focusing on increasing our profitability. We have capitalized on favorable market conditions in 2002 by implementing significant price increases, rejecting inadequately priced new and renewal business, and selectively adding new business that meets our pricing and underwriting criteria. Price increases across the entire segment averaged 25% in the third quarter and 24% year-to-date. Middle Market Commercial premiums in the third quarter totaled $252 million, compared with $238 million in the same 2001 period. In our Small Commercial business center, third quarter premiums of $164 million grew 18% over the third quarter of 2001. These increases were substantially offset by a reduction in our involvement in certain insurance pools.

The nearly ten-point improvement in the third-quarter 2002 loss ratio compared with the same period of 2001 reflected favorable current-year loss experience throughout the segment, including the absence of significant catastrophe losses, as well as favorable prior-year loss development. Our reported year-to-date loss ratio and underwriting result in 2002 were dominated by the $585 million pretax impact of the asbestos litigation settlement in the second quarter described on pages 30 and 31 of this report, which was recorded entirely in the Commercial Lines segment. Excluding the impact of that settlement, the nine-month 2002 loss ratio was 62.5, three points worse than the comparable 2001 loss ratio. Last year's reported nine-month loss ratio was unusually favorable due to the impact of a $100 million first-quarter reduction in previously established reserves that pertained to certain business written in years prior to 1989. Those reserves were reduced based on actuarial analyses, which indicated that ultimate losses on that business would fall short of the established reserves. Excluding the reserve reduction in 2001, the adjusted 2002 nine-month ratio was over five points better than the adjusted nine-month 2001 loss ratio of 68.1. Current accident year results in the first nine months of 2002 for all business centers in the Commercial Lines segment improved over comparable results in 2001, reflecting the impact of price increases and an improvement in the quality of our book of business. The slight increase in the nine-month 2002 expense ratio over the same period of 2001 reflected the impact of premiums ceded for terrorism reinsurance coverage, which increased the commission component of the expense ratio. In addition, our investment in developing a small commercial business platform in 2002 substantially offset cost savings realized through our expense reduction initiatives in this
segment.   The 2001 year-to-date expense ratio was favorably
impacted by a reduction in our accrual for guaranty funds (recorded in "Pools and other").

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Surety and Construction
-----------------------
Our Surety business center underwrites surety bonds, which guarantee that third parties will be indemnified against the nonperformance of contractual obligations. Our Construction business center provides insurance products and services to a broad range of contractors and owners of construction projects. The following table summarizes key financial data for this segment for the third quarters and nine months ended September 30, 2002 and 2001, excluding the impact of the terrorist attack for all periods.

                                   Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                   ------------------   -----------------
  (Dollars in millions)                  2002    2001        2002    2001
   -------------------                 ------  ------      ------  ------
  Net written premiums                   $282    $228        $959    $749
   Percentage increase over 2001           24%                 28%

    Underwriting result                  $(37)   $(23)       $(28)    $18

    Statutory combined ratio:
     Loss and loss adjustment
      expense ratio                      77.8    72.9        67.8    59.7
     Underwriting expense ratio          37.7    38.0        34.2    36.7
                                        -----   -----       -----   -----
        Combined ratio                  115.5   110.9       102.0    96.4
                                        =====   =====       =====   =====

Premium volume in our Surety business center totaled $138 million in the third quarter of 2002, 31% higher than premiums of $106 million in the same 2001 period. The increase was primarily driven by premiums generated by London Guarantee Insurance Company, acquired near the end of March 2002. (See page 32 of this report for further details about the acquisition), and premiums resulting from our acquisition in late 2001 of the right to seek to renew surety business previously underwritten by Fireman's Fund Insurance Company. Surety's year-to-date premium volume of $389 million grew 22% over the same period of 2001, due to $41 million of premiums from London Guarantee and $45 million of premiums from Fireman's Fund renewals. Excluding the impact of the two acquisitions, our surety premium volume through the first nine months of 2002 was slightly below comparable 2001 levels, reflecting the tightened underwriting standards instituted over the last two years, particularly with respect to our commercial surety business, amid an uncertain economic environment. In the Construction business center, third-quarter premium volume of $144 million was 18% ahead of the same period of 2001, and nine-month premium volume of $570 million was 33% higher than 2001. The strong growth was driven by price increases averaging 29% in the first nine months of the year, as well as new business.

The Surety business center accounted for the deterioration in underwriting results in this segment compared with the third quarter and first nine months of 2001. In the third quarter we recorded a pretax loss of $34 million after a judicial decision regarding surety bonds issued in connection with the construction of two large Brazilian oil rigs (see further discussion on page
31 of this report).  Excluding that loss, Surety's third-quarter
2002 loss ratio was 59.6, compared with 48.4 in the same 2001 period. The deterioration in the loss ratio was primarily the result of reinstatement premiums paid for contract surety reinsurance, which reduced our net earned premiums, as well as increased losses in our contract surety business where we have experienced an increase in frequency of low-severity losses.

The commercial surety business tends to be characterized by low frequency but potentially high severity losses. Since November of 2000, we have taken actions to significantly reduce our exposure in our commercial surety business. Nonetheless, we continue to have commercial surety exposure for outstanding bonds. In that regard, we have exposures related to commercial surety bonds issued on behalf of companies which have experienced deterioration in creditworthiness. Given the current economic climate and its impact on these and other companies, there is an

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

increased likelihood that we may experience an increase in filed claims and, possibly, incur high severity losses. Such losses would be recorded if and when claims are filed and determined to be valid.

With regard to commercial surety bonds issued on behalf of companies operating in the energy trading sector (excluding our exposure to Enron Corporation, which is discussed on page 17 of our 2001 annual report to shareholders), our aggregate pretax exposure, net of facultative reinsurance, is with six companies for a total of approximately $464 million ($388 million of which is from gas supply bonds), an amount which will decline over the contract periods. The largest individual exposure (Aquila, Inc. and subsidiaries) approximates $200 million (pretax). These companies all continue to perform their bonded obligations and, therefore, no claims have been filed. In the event a claim is filed and paid, we would have the rights of an unsecured creditor with respect to the amount paid.

Construction's third-quarter loss ratio of 70.7 was significantly improved over the comparable 2001 loss ratio of 92.9 (as adjusted to exclude the impact of the terrorist attack), due to favorable current-year loss development and significant rate increases in recent quarters.

The segment-wide nine-month 2002 expense ratio was 2.5 points better than the comparable 2001 ratio, reflecting the combined impact of strong written premium growth and the continued success of expense reduction initiatives in both the Surety and Construction business centers.

Health Care
-----------
Our Health Care segment historically has provided property-liability insurance throughout the entire health care delivery system. In late 2001, we announced our intention to exit that market, subject to applicable regulatory requirements. As a result, we consider the entire segment to be in runoff in 2002. The following table summarizes key financial data for the Health Care segment for the quarters and nine months ended September 30, 2002 and 2001 excluding the impact of the terrorist attack for all periods presented.

                                   Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                   ------------------   -----------------
  (Dollars in millions)                  2002    2001        2002    2001
   -------------------                 ------  ------      ------  ------
  Net written premiums                    $46    $263        $223    $587
   Percentage decline from 2001           (82%)               (62%)

    Underwriting result                  $(79)   $(64)      $(179)  $(318)

    Statutory combined ratio:
     Loss and loss adjustment
      expense ratio                     132.3   106.3       119.6   132.0
     Underwriting expense ratio          35.6    21.8        30.1    23.6
                                        -----   -----       -----   -----
        Combined ratio                  167.9   128.1       149.7   155.6
                                        =====   =====       =====   =====

Written premiums in the third quarter of 2002 primarily consisted of premiums generated by extended reporting endorsements, which we are required to offer to claims-made policyholders at the time their policies are nonrenewed. These endorsements cover losses incurred in prior periods that have not yet been reported.
Unlike typical policies, premiums on these endorsements are fully earned, and the expected losses are fully reserved, at the time the endorsement is written. Our exit from the Health Care market continues to proceed as planned when we announced the action at the end of 2001. As of Sept. 30, 2002, we had obtained regulatory approval to cease underwriting new business in all but two states, and we are nonrenewing policies where such approval had been obtained. The two states where regulatory approval is pending accounted for approximately 6% of net written premium volume in the Health Care segment for the year ended Dec. 31, 2001.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

The underwriting loss in the third quarter consisted predominantly of current-year losses related to reporting endorsements underwritten in 2002. No additional losses related to prior years were recorded in the third quarter. The year-to-date underwriting loss included $97 million in provisions to increase prior accident year loss reserves. In the year ended Dec. 31, 2001, we recorded cumulative provisions of $735 million to strengthen prior accident year loss reserves in this segment. The following table presents a rollforward of loss activity for the domestic portion of our Health Care segment for the third quarters and nine months ended Sept. 30, 2002 and 2001.

                                     Three Months Ended  Nine Months Ended
                                           September 30       September 30
                                     ------------------  -----------------
      (in millions)                       2002     2001      2002     2001
       -----------                      ------   ------    ------   ------
      Reserves for losses and
       allocated LAE at beginning
       of period                        $2,377   $2,195    $2,577   $2,201
      Losses and allocated
       LAE incurred:
        Reserve strengthening                -        -        97      195
        Other incurred                     182      293       418      580
      Losses and LAE paid                 (268)    (262)     (801)    (750)
                                         -----    -----     -----    -----
     Reserve for losses and
      allocated LAE at end of
      period                            $2,291   $2,226    $2,291   $2,226
                                         =====    =====     =====    =====

     Number of claims paid
      during period                      3,913    5,313    12,785   15,706
     Number of claims pending
      at end of period                  16,337   19,196    16,337   19,196


The following presents a summary, by quarter, of trends we observed within our Health Care segment in 2001 and the first nine months of 2002. In general, the reserve increases discussed below have primarily resulted from claim payments being greater than anticipated due to the recent escalation of large jury awards, which included substantially higher than expected pain and suffering awards. This affected our view of not only those cases going to trial, but also our view of all cases where settlements are negotiated and the threat of a large jury verdict aids the plaintiff bar in the negotiation process. St. Paul Fire and Marine (F&M), the company's primary U.S. insurance company writing medical malpractice coverage prior to the acquisition of MMI (and its primary company, ACIC) had, as had most of the industry, been under a period of relatively benign inflation on this line of business up until the late 1990's.The recent escalation in claim costs in the periods noted below that resulted from these developments was significantly higher than originally projected trends (which had not forecasted the change in the judicial environment), and has been considered in our actuarial analysis and the projection of ultimate loss costs. In addition, a portion of the reserve increase in the fourth quarter of 2001 resulted from information obtained from the work of a Health Care Claims Task Force, created during the first half of 2001, which focused resolution efforts on our largest claims with the intent of lowering our ultimate loss costs.

In the first quarter of 2001, we determined that trends that had begun to appear in the third and fourth quarters of 2000 with respect to the book of business of American Continental Insurance Company ("ACIC") (acquired in our April 2000 purchase of MMI Companies, Inc.) were outside of expected trends, resulting in increases to our expected average case reserve outstanding and average paid claims. Within the St Paul Fire and Marine Insurance Company ("F&M") book of business, we also observed a continuation of the increase in the average outstanding case reserve levels and in the average paid claims. We believe the principal cause of these increases was the judicial trend noted above. We revised our estimate of ultimate losses and made a reserve addition of $90 million.

In the second quarter of 2001, we determined that the sharp increases in average paid claims and outstanding case reserve levels during the prior quarters and the second quarter of 2001, indicated a need to increase our actuarial estimate of required reserves (without changing our projected trends) in light of the adverse judicial awards noted above, and we made a reserve addition of $105 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

In the third quarter of 2001, while case reserve levels increased, the average paid claims were within an expected level. Certain of our models indicated a need for increased reserves, while other methods, including the results of stress testing the underlying assumptions (primarily the level of case reserves and paid activity), indicated that reserves were appropriate in total for our Health Care segment. Management considered all available information and determined that reserves were appropriate as of September 30, 2001.

In the fourth quarter of 2001, we revised certain actuarial assumptions based on the adverse trends observed in the prior three quarters. Average case reserve levels increased significantly due to our efforts to identify cases that could be expected to have a significant impact and manage them to closure more actively. After careful analysis and determination of development patterns and the resulting revision of our actuarial assumptions, a charge to reserves of $540 million was determined to be necessary and was appropriately recorded.recorded during the fourth quarter of 2001.

In the first quarter of 2002, average paid claims and average case reserve data came in at expected levels. No additional reserve action was taken.

In the second quarter of 2002, average paid claims were again somewhat above expectations, and a reserve addition of $97 million was made to reflect these increases.

In the third quarter of 2002, average paid claims and the continuing decrease in the number of open claims were both within our expectations. Although we observed an increase in the average case reserve outstanding, such increase did not require a reserve charge given the favorable effects we anticipate realizing, now that we have begun to execute our claims strategy in a runoff environment. We expect that our execution of such strategy will result in significant savings on the ultimate claim costs.

Our continuing actuarial analyses may or may not conclude that further reserve adjustments are necessary going forward, in part due to the uncertainty related to our assumptions regarding the handling of runoff claims that could prove to be incorrect.

The following table summarizes, for the domestic portion of our Health Care segment, for each quarter of 2002 and 2001, our ending net reserves for losses and allocated loss adjustment expenses, any prior-period reserve strengthening recorded in the quarter, and the percentage such reserve strengthening represented in relation to beginning of period total loss liability.


   ($ in millions)
    -------------                                 Percent of
                                     Reserve     Prior Quarter
    Quarter       Ending Reserves   Adjustment     Reserves
    -------       ---------------   ----------   -------------
    2001 Q1                $2,195          $90            4%
    2001 Q2                $2,195         $105            5%
    2001 Q3                $2,226            -            -
    2001 Q4                $2,577         $540           24%

    2002 Q1                $2,439            -            -
    2002 Q2                $2,377          $97            4%
    2002 Q3                $2,291            -            -

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Lloyd's and Other
-----------------
Our Lloyd's and Other segment consists of the following components: our operations at Lloyd's, where we provide capital to five underwriting syndicates and own a managing agency; our participation in the insuring of the Lloyd's Central Fund, which would be utilized if an individual member of Lloyd's were to be unable to pay its share of a syndicate's losses; and results from Unionamerica, a London-based insurance operation we acquired in April 2000 as part of our purchase of MMI Companies, Inc. In late 2001, we announced that we would cease underwriting certain business through Lloyd's, and would, when current contractual commitments expire in 2003, end our involvement in the insuring of the Lloyd's Central Fund. Our ongoing business in the Lloyd's and Other segment at the beginning of 2002 consisted of the following coverages offered through our involvement at Lloyd's: aviation, marine, financial and professional services, property insurance and personal lines, including kidnap and ransom, accident and health, creditor and other personal specialty products. In April 2002, we announced that we would further narrow the focus of our operations at Lloyd's to the following key product lines: marine, personal lines, property and aviation, and, as a result of changing market conditions, resume underwriting U.S. surplus lines business. At Unionamerica, we ceased underwriting new business in late 2000 except for that business we had been contractually obligated to underwrite through 2004. Effective in the second quarter of 2002, we were no longer obligated to underwrite this business at Unionamerica. The following table summarizes this segment's results for the quarters and nine months ended September 30, 2002 and 2001, excluding the impact of the Sept. 11, 2001 terrorist attack in all periods presented.

                                   Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                   ------------------   -----------------
  (Dollars in millions)                  2002    2001        2002    2001
   -------------------                 ------  ------      ------  ------
  Net written premiums                   $103    $117        $415    $511
   Percentage decline from 2001           (12%)               (19%)

    Underwriting result                  $(73)   $(75)      $(132)  $(126)

    Statutory combined ratio:
     Loss and loss adjustment
      expense ratio                     119.7   126.3       103.6   101.3
     Underwriting expense ratio          38.1    35.2        28.9    26.3
                                        -----   -----       -----   -----
        Combined ratio                  157.8   161.5       132.5   127.6
                                        =====   =====       =====   =====

The decline in reported premium volume in the third quarter and first nine months of 2002 compared with the same periods of 2001 reflected the impact of our reduced involvement at Lloyd's and a decrease in premiums generated by Unionamerica. Excluding those lines of business in runoff, premium volume in the third quarter and first nine months of 2002 increased 77% and 42%, respectively, over the same periods of 2001, driven entirely by strong price increases throughout our ongoing operations in this segment.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Reinsurance
-----------
Our Reinsurance segment ("St. Paul Re") underwrites treaty and facultative reinsurance for property, liability, ocean marine, surety and certain specialty classes of coverage, and also underwrites "nontraditional" reinsurance, which provides limited traditional underwriting risk combined with financial risk protection. In late 2001, we announced our intention to cease underwriting certain types of reinsurance coverages in 2002, as described in more detail on page 32 of this report. As discussed in more detail on page 36 of this report, in November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. while retaining liabilities generally for reinsurance contracts incepting prior to January 1, 2002.
The following table summarizes key financial data for the Reinsurance segment for the third quarters and first nine months of 2002 and 2001, excluding the impact of the Sept. 11, 2001 terrorist attack on all periods and the impact on both periods of 2001 of the aggregate excess-of-loss reinsurance treaty exclusive to this segment that is described on page 42 of this report.


                                  Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                   ------------------   -----------------
  (Dollars in millions)                  2002    2001        2002    2001
   -------------------                 ------  ------      ------  ------
  Net written premiums                   $234    $479        $897  $1,225
   Percentage increase over 2001          (51%)               (27%)

    Underwriting result                   $(4)  $(106)         $7  $(222)

    Statutory combined ratio:
     Loss and loss adjustment
      expense ratio                      75.3    91.6        69.9    85.9
     Underwriting expense ratio          25.9    33.9        28.3    34.1
                                        -----   -----       -----   -----
        Combined ratio                  101.2   125.5        98.2   120.0
                                        =====   =====       =====   =====


After the actions announced at the end of 2001, our Reinsurance segment in 2002 has focused almost exclusively on property catastrophe reinsurance, excess-of-loss casualty reinsurance, marine reinsurance and traditional finite reinsurance. The decline in premium volume in the third quarter and first nine months of 2002 reflected our narrowed business focus, and our total reinsurance exposures were down significantly compared with 2001. Market conditions in worldwide reinsurance markets in 2002 have been characterized by favorable terms and conditions, and strong price increases amid heightened demand for reinsurance coverages.

The significant improvement in St. Paul Re's underwriting result in the third quarter and first nine months of 2002 compared with the same prior-year periods reflected the positive impact of significant price increases, as well as the success of our strategic emphasis on those lines of business we believe offer the greatest potential for profitable results. Third-quarter 2002 results in this segment included catastrophe losses of $30 million related to floods in Europe, whereas third-quarter 2001 results included losses of $50 million resulting from the explosion of a chemical plant in Toulouse, France. The strong improvement in the 2002 year-to-date expense ratio was primarily the result of actions we have taken in 2002 to reduce expenses in this segment, including personnel reductions and the closing of branch offices in several locations around the world.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Investment Operations
---------------------
Net pretax investment income of $300 million in our property-liability insurance operations in the third quarter of 2002 was 5% higher than comparable 2001 income of $285 million. Through the first nine months of 2002, investment income totaled $873 million, down 4% from the prior-year total of $910 million. Last year's nine-month total was unusually high due to $22 million of income generated by the sale of certain properties in our real estate investment portfolio. The growth in third-quarter investment income over 2001 reflected the impact of our strategic decision in 2002 to liquidate a significant portion of our equity portfolio and redeploy those funds in fixed-maturity investments. In addition, third-quarter 2002 investment income benefited from returns on the net $842 million of proceeds received from our issuance of common stock and equity units in July 2002.

Our investment income in recent years has been negatively impacted by declining yields on new investments and a general reduction in the amount of funds available for investment due to significant cash payments for insurance losses and loss adjustment expenses, particularly in our Health Care, Reinsurance and Lloyd's and Other segments. We also made cumulative premium payments totaling $639 million between the fourth quarter of 1999 and the first quarter of 2001 related to our corporate aggregate excess-of-loss reinsurance program. In addition, during the period from Jan. 1, 1999 through the third quarter of 2001, we repurchased 42 million of our common shares for a total cost of $1.48 billion, further reducing funds available for investment. Since the end of 1999, average new money rates on taxable and tax-exempt securities have fallen from 7.2% and 5.4%, respectively, to 5.5% and 3.6%, respectively, at Sept. 30, 2002.

We expect future investment income levels to benefit from continued price increases and improving loss experience in our ongoing insurance operations, as well as continuing returns on the proceeds received from the recent common stock and equity unit offerings. These factors will be mitigated somewhat, however, by the payment of claims related to the September 11, 2001 terrorist attack, as well as claims payable from reserves related to our operations in runoff, as the investment assets related to those reserves decline. In addition, the June 2002 payment of $248 million and the anticipated January 2003 payment of $740 million related to the Western MacArthur asbestos litigation settlement and fees will negatively impact our investment income in future periods.

Pretax realized investment losses in our property-liability insurance operations totaled $74 million in the third quarter of 2002, compared with realized losses of $77 million in the same 2001 period. Losses in this year's third quarter were centered in our venture capital portfolio, where we sold the vast majority of our partnership investment holdings resulting in a total pretax loss of approximately $56 million. As part of our strategic reallocation of our investment portfolio, we have reduced our equity investments by $665 million (at cost) since the end of 2001. Realized losses from equity investments in the third quarter totaled $34 million. Our year-to-date realized investment losses of $151 million included the losses from the sale of venture capital partnerships and total losses of $41 million from equity investments. In addition, we recorded writedowns in the carrying value of WorldCom Corporation and Adelphia Corporation bonds in our portfolio totaling $17 million in the first nine months of the year. Net pretax realized losses were $20 million in the first nine months of 2001 despite a gain of $77 million on the sale of our investment in RenaissanceRe Holdings Ltd., a Bermuda-based reinsurer.

Included in the 2002 realized losses were other than temporary and permanent writedowns of $93 million in the third quarter and $133 million year-to-date. The third-quarter writedowns included $50 million in venture capital, $26 million in fixed maturities, and $17 million in equities. Through nine months, the writedowns in those investment classes totaled $77 million, $39 million, and $17 million, respectively.

During the year ended Dec. 31, 2001, we recorded a $20 million write-down in the carrying value of various Argentina government and corporate bonds following economic upheaval in that country, and also recorded a $19 million write-down in the carrying value of Enron Corporation bonds following that company's bankruptcy filing. We recorded additional other-than-temporary impairment write-downs totaling $38 million in our fixed-maturity portfolio during 2001 related to various other issuers, with $12 million due to other companies filing for bankruptcy,

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

and the remainder related to credit risk associated with the issuers' deteriorating financial position and anticipated restructurings. Each of these write-downs was carried out by writing our stated book value down to quoted market prices.

In addition, we recorded write-downs, which in the aggregate totaled $88 million, related to 31 of our direct venture capital investments in 2001. For publicly-traded securities, the amounts of the write-downs were determined by writing our investments down to quoted market prices. For non-publicly-traded securities, the write-downs were reviewed and approved by our internal valuation committee, which, on a quarterly basis, evaluates recent financings, operating results, balance sheet stability, growth, and other business and sector fundamentals in determining fair values of the specific investments. On an ongoing basis, our venture capital portfolio managers monitor the activities of both our publicly-traded and non-publicly-traded securities, keeping in mind developments that might give rise to necessary valuation adjustments. These managers may report any such developments to the internal valuation committee.

The market value of our $16.2 billion fixed maturity portfolio exceeded its cost by $1.04 billion at Sept. 30, 2002. Approximately 94% of that portfolio is rated at investment grade (BBB or above), with a weighted average rating of AA. The weighted average pretax yield on those investments was 6.4% at Sept. 30, 2002, down from 6.8% a year ago.


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

Late in 2001, we hired a new Executive Vice President of Claims, with extensive experience with environmental and asbestos claims handling and environmental and asbestos reserves, who conducted a summary level review of our environmental and asbestos reserves. As a result of observations made in this review, we undertook more detailed actuarial and claims analyses of environmental reserves. No adjustment to reserves was made in the fourth quarter of 2001, since management did not have a sufficient basis for making an adjustment until such supplemental analyses were completed, and we believed our environmental and asbestos reserves were adequate as of December 31, 2001.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

Our historical methodology (through first quarter 2002) for reviewing the adequacy of environmental and asbestos reserves utilized a survival ratio method, which considers ending reserves in relation to calendar year paid losses. When the environmental reserve analyses were completed in the second quarter of 2002, we supplemented our survival ratio analysis with the detailed additional analyses referred to above, and concluded that our environmental reserves were redundant by approximately $150 million. Based on our additional analyses, we released approximately $150 million of environmental reserves in the second quarter of 2002. Had we continued to rely solely on our survival ratio analysis, we would have recorded no adjustment to our environmental reserves through the six months ended June 30, 2002.

We also supplemented our survival ratio analysis of asbestos reserves with a detailed claims analysis. We determined that, excluding the impact of the Western MacArthur settlement, our asbestos reserves were adequate; however, including that impact, we determined that our asbestos reserves were inadequate. (See further discussion regarding our asbestos reserves on the following page).

As a result of developments in the asbestos litigation environment generally, we determined in the first quarter of 2002 that it would be desirable to seek earlier and ultimately less costly resolutions of certain pending asbestos-related litigations. As a result, we have decided where possible to seek to resolve these matters while continuing to vigorously assert defenses in pending litigations. We are taking a similar approach to environmental litigations. As discussed in more detail on pages 30 and 31 of this report, in the second quarter of 2002 we entered into a definitive agreement to settle asbestos claims for a total cost of $988 million arising from an insuring relationship one of our subsidiaries had with Western MacArthur Company.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------


  Environmental            2002
  -------------        (nine months)       2001            2000
                        ------------    -----------    -----------
  (In millions)         Gross    Net    Gross   Net    Gross   Net
   -----------          -----   ----    -----  ----    -----  ----
  Beginning reserves     $582   $507     $665  $563     $698  $599
  Incurred losses        (150)  (152)       1    18       25    14
  Paid losses:
   Not underwritten       (37)   (30)     (73)  (63)     (45)  (38)
   Underwritten           (11)   (10)     (11)  (11)     (13)  (12)
                        -----   ----    -----  ----    -----  ----
  Ending reserves        $384   $315     $582  $507     $665  $563
                        =====   ====    =====  ====    =====  ====

Included in the gross and net incurred losses for the nine months ended September 30, 2002 was the $150 million reduction of environmental reserves discussed previously.

For the year 2000, the gross and net environmental "underwritten" reserves at the beginning of the year totaled $27 million and $25 million, respectively, and at the end of the year totaled $27 million and $26 million, respectively. For 2001, the year-end gross and net environmental "underwritten" reserves were both $28 million, and at Sept. 30, 2002 the gross and net reserves were both $34 million. These reserves relate to policies, which were specifically underwritten to include environmental exposures. These "underwritten" reserve amounts are included in the total reserve amounts in the preceding table.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended Sept. 30, 2002, and the years ended Dec. 31, 2001 and 2000. No policies have been underwritten to specifically include asbestos exposure.

    Asbestos                2002
    --------            (nine months)       2001           2000
                        ------------    -----------    -----------
  (In millions)         Gross    Net    Gross   Net    Gross   Net
   -----------          -----   ----    -----  ----    -----  ----
  Beginning reserves     $478   $367     $397  $299     $398  $298
  Incurred losses         991    741      133   110       41    33
  Paid losses            (294)  (288)     (52)  (42)     (42)  (32)
                        -----   ----    -----  ----    -----  ----
  Ending reserves      $1,175   $820     $478  $367     $397  $299
                        =====   ====    =====  ====    =====  ====


Included in the gross and net incurred losses for the nine months ended Sept. 30, 2002 were $988 million of gross losses and $740 million of net losses related to the Western MacArthur litigation settlement. Also included in the gross and net incurred losses for the nine months ended Sept. 30, 2002 was a $150 million increase in asbestos reserves. Gross and net paid losses include the $248 million Western MacArthur payment made in June 2002.

Our reserves for environmental and asbestos losses at September 30, 2002 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek earlier and ultimately less costly resolutions of certain pending

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

asbestos and environmental related litigations. Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

Total gross environmental and asbestos reserves at September 30, 2002, of $1.56 billion represented approximately 7% of gross consolidated reserves of $22.6 billion.


                       Asset Management
                       ----------------

Our asset management segment consists of our 79% majority ownership interest in The John Nuveen Company (Nuveen). Nuveen provides customized individual accounts, mutual funds and exchange-traded funds through financial advisors serving the affluent, high net worth and institutional market segments. Highlights of Nuveen's performance for the quarters and nine months ended September 30, 2002 and 2001 were as follows:

                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                 ------------------    -----------------
      (in millions)                    2002    2001         2002    2001
       -----------                   ------  ------       ------  ------
      Revenues                        $ 101   $  99        $ 286   $ 273
      Expenses                           49      52          135     136
                                     ------  ------       ------  ------
         Pretax earnings                 52      47          151     137
       Minority interest                (11)    (11)         (33)    (32)
                                     ------  ------       ------  ------
         The St. Paul's share
          of pretax earnings          $  41   $  36        $ 118    $105
                                     ======  ======       ======  ======
         Assets under
           management                                    $76,928 $66,477
                                                          ======  ======

An increase in investment advisory fees accounted for the growth in Nuveen's revenues over the third quarter and first nine months of 2001. Gross sales of investment products totaled $4.7 billion in the third quarter of 2002, compared with sales of $3.2 billion in the same 2001 period. Third-quarter 2002 sales were comprised of $2.4 billion of closed-end exchange-traded funds, $1.9 billion of retail and institutional and managed accounts and $0.4 billion of mutual funds. Nuveen's broad range of fixed-income investments were attractive to investors through the first nine months of 2002 as they continued to focus on strategies that reduce overall risk, provide balance in their portfolios and offer quality yields. Nuveen's net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions and withdrawals) during the first nine months of 2002 totaled $5.1 billion, compared with net flows of $6.2 billion in the same period of 2001. Net flows for the third quarter of 2002 were positive across all product lines.

Managed assets at the end of the third quarter consisted of $38.5 billion of exchange-traded funds, $18.8 billion of retail managed accounts, $7.8 billion of institutional managed accounts and $11.9 billion of mutual funds. The 16% growth in managed assets over the same time a year ago was driven by positive net flows in 2002 and Nuveen's August 2002 acquisition of NWQ Investment Management Company, Inc. ("NWQ"), a Los Angeles-based equity management firm that added $6.9 billion to Nuveen's assets under management. The NWQ purchase price, consisting of $120 million paid at closing and up to an additional $20 million payable over five years, was funded through a combination of available cash and borrowings under an intercompany credit facility between The St. Paul and Nuveen.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Capital Resources
                       -----------------

Common shareholders' equity of $5.45 billion at September 30, 2002 was $391 million, or 8%, higher than the year-end 2001 total of $5.06 billion. The increase was driven by our July 2002 issuance of 17.8 million shares of common stock in a public offering that generated $431 million in net proceeds, which served to partially offset our $26 million year-to-date net loss and dividends declared on our common stock totaling $186 million. In addition, the $46 million present value of stock purchase contract fee payments associated with our issuance of 8.9 million equity units (described in more detail on page 31 of this report) was recorded as a reduction of shareholders' equity. The net after-tax unrealized appreciation on our investments increased by $185 million over year-end 2001, primarily reflecting an increase in the market value of our fixed-maturity portfolio amid a market environment of declining interest rates.

Total debt at September 30, 2002 of $2.59 billion grew by $456 million over the year-end 2001 total of $2.13 billion. In March 2002, we issued $500 million of 5.75% senior notes that mature in 2007, the proceeds of which were primarily used to repay a like amount of our commercial paper outstanding. In July 2002, as a component of our equity unit offering, we issued $443 million of 5.25% senior notes that mature in 2005. Our ratio of total debt obligations to total capitalization was 28% at the end of the third quarter, compared with 26% at the end of 2001. Net interest expense related to debt totaled $81 million in the first nine months of 2002, compared with $86 million in the same period of 2001. The decline in 2002 was primarily attributable to our floating rate debt, which has benefited from the decline in interest rates. Preferred distribution expense related to mandatorily redeemable preferred securities of trusts guaranteed by us totaled $53 million in the first nine months of 2002, compared with $21 million in the same 2001 period. The increase was due to the issuance of $575 million of 7.6% mandatorily redeemable preferred securities in November 2001.

Capital expenditures that we might consider during the remainder of 2002 include acquisitions of existing businesses consistent with our commercial insurance focus or that of our asset management subsidiary. As of November 12, 2002 we had the capacity to make up to approximately $89 million in common stock repurchases under a repurchase program authorized by our board of directors in February 2001; however, we do not anticipate repurchasing any of our common shares during the remainder of 2002.

For the first nine months of 2002, our loss from continuing operations was inadequate to cover "fixed charges" by $73 million and "combined fixed charges and preferred stock dividend requirements" by $83 million. For the first nine months of 2001, the ratio of earnings to fixed charges was inadequate to cover "fixed charges" by $446 million and "combined fixed charges and preferred stock dividend requirements" by $456 million. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                     Liquidity (continued)
                     --------------------

Net cash flows provided by continuing operations totaled $435 million in the first nine months of 2002, compared with cash provided by continuing operations of $332 million in the same period of 2001. Operational cash flows generated by our ongoing property-liability operations in 2002 were substantially better than those in the same period of 2001, due to significant price increases and improving loss experience. In addition, we made no premium payments related to corporate aggregate excess-of-loss reinsurance programs in the first nine months of 2002, whereas such payments totaled $164 million in the same 2001 period. As discussed previously, no such program was implemented in 2002. Our operational cash flows in 2002 were negatively impacted by the $248 million payment made in June related to the Western MacArthur asbestos litigation settlement and fees, and loss payments totaling $208 million related to the September 11, 2001 terrorist attack.

We expect operational cash flows during the remainder of 2002 to continue to be negatively impacted by insurance losses and loss adjustment expenses payable related to the September 11, 2001 terrorist attack, as well as losses payable related to our operations in runoff. However, we expect continued improvement in operational cash flows from ongoing operations in the remainder of 2002 as a result of price increases and expense reductions throughout those operations. In the first quarter of 2003, our operational cash flows and, consequently, our future investment income will be negatively impacted by the payment of an additional $740 million related to the Western MacArthur asbestos litigation settlement. This will be partially offset, however, by the investment income generated by the $842 million of net proceeds received from the common stock and equity units offering that we completed in July 2002.

In the second and third quarters of 2002, certain independent financial rating agencies downgraded various ratings of The St. Paul. As a result, we may pay higher interest rates on debt securities we may issue in the future, compared with rates available had the downgrades not occurred. We believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis. In addition, the commercial paper market continues to be an efficient and cost effective source of short-term funding. We continue to maintain an $800 million commercial paper program with $600 million of back-up liquidity, consisting of bank credit agreements totaling $540 million entered into during the second quarter and $60 million of highly-liquid, high-quality fixed income securities.


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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or a disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

          THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES


                    Controls and Procedures
                    -----------------------

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

             3)   The St. Paul filed a Form 8-K Current Report dated July
                  30, 2002 related to the announcement of the anticipated impact on third-quarter 2002 earnings of a United States District Court ruling regarding surety coverage provided by one of The St. Paul's subsidiaries for the construction of two oil rigs in Brazil.

             4)   The St. Paul filed a Form 8-K Current Report dated July
                  31, 2002 related to the completion of the sale of common stock and equity units, and included the related documents as exhibits.

             5)   The St. Paul filed a Form 8-K Current Report dated
                  November 4, 2002 related to the announcement of the completion of the transfer of ongoing reinsurance business to Platinum Underwriters Holdings, Ltd.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                                       (Registrant)


Date:  November 14, 2002            By  Bruce A. Backberg
       -----------------                -----------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                        (Authorized Signatory)


Date:  November 14, 2002            By  John C. Treacy
       ----------------                 --------------
                                        John C. Treacy
                                        Vice President and
                                         Corporate Controller
                                        (Principal Accounting Officer)

                         CERTIFICATION


I, Jay S. Fishman, Chairman and Chief Executive Officer, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of The
       St. Paul Companies, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the
             registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
             Date); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  November 14, 2002                By: Jay S. Fishman
         -----------------                    --------------
                                              Jay S. Fishman
                                               Chairman and
                                                Chief Executive Officer

                         CERTIFICATION


I, Thomas A. Bradley, Chief Financial Officer, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of The
       St. Paul Companies, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the
             registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
             Date); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  November 14, 2002                 By: Thomas A. Bradley
         -----------------                     -----------------
                                               Thomas A. Bradley
                                               Executive  Vice President and
                                                Chief Financial Officer

                              EXHIBIT INDEX
                              -------------
Exhibit

(2)  The Formation and Separation Agreement between
      The St. Paul Companies, Inc. and Platinum Underwriters
      Holdings, Ltd., dated as of October 28, 2002 (A form
      of the Formation and Separation Agreement is
      incorporated by reference to Exhibit 2 of Platinum
      Underwriters Holdings, Ltd.'s October 23, 2002
      amendment (Registration No. 333-86906) to its
      Registration Statement on Form S-1 (Registration
      No. 333-99019))***..............................................

(3)  (i) Articles of incorporation*...................................
     (ii) By-laws*....................................................

(4)  Instruments defining the rights of security holders,
        including indentures*.........................................

(10) Material contracts*..............................................

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

   ***  Incorporated herein by reference.

 (1)    Filed herewith.