Form 10-K
period 2002-12-31
ST PAUL COMPANIES INC /MN/
filed 2003-03-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-10898

THE ST. PAUL COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0518860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 Washington Street, Saint Paul, MN	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	651-310-7911

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (without par value)	New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Guarantee with respect to the 7.6% Trust Preferred Securities of St. Paul Capital Trust I	New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

Equity Units	New York Stock Exchange
(Title of class)	(Name of each exchange on which registered)

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒    No ☐

The aggregate market value of the outstanding Common Stock held by nonaffiliates of the Registrant on March 14, 2003, was $7,089,347,720.  The number of shares of the Registrant’s Common Stock, without par value, outstanding at March 14, 2003, was 227,342,179.

An Exhibit Index is set forth at page 52 of this report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2002 Annual Report to Shareholders is incorporated by reference into Parts I, II and IV of this report.  Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 2003 are incorporated by reference into Parts III and IV of this report.

The St. Paul Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2002

Note: all references herein to page numbers in our 2002 Annual Report to Shareholders apply to the printed versions of said Report.

PART I

Item 1.                    Business.

General Description

The St. Paul Companies, Inc. (“The St. Paul”) is incorporated as a general business corporation under the laws of the State of Minnesota.  The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853.  We are a management company principally engaged, through our subsidiaries, in providing commercial property-liability insurance products and services.  We also have a presence in the asset management industry through our 79% majority ownership of Nuveen Investments, Inc.  As a management company, we oversee the operations of our subsidiaries and provide them with capital, management and administrative services.  At March 1, 2003, The St. Paul and its subsidiaries employed approximately 9,700 persons.  Based on total revenues in 2001, we ranked No. 218 on the Fortune 500 list of the largest companies in the United States.  Our Internet website address is stpaul.com.  We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Our website address is an inactive textual reference only and the contents of the website are not part of this report.

Summary of Results

The following table summarizes The St. Paul’s consolidated results for each of the years in the three-year period ended December 31, 2002.

Years ended December 31	2002	2001	2000
(In millions, except per share data)

Pretax income (loss):
Property-liability insurance	$244	$(1,400)	$1,467
Asset management	162	142	135
Parent company and other operations	(230)	(173)	(201)
Pretax income (loss) from continuing operations	176	(1,431)	1,401
Income tax expense (benefit)	(73)	(422)	431
Income (loss) from continuing operations before cumulative effect of accounting change	249	(1,009)	970
Cumulative effect of accounting change, net of taxes	(6)	—	—
Income (loss) from continuing operations	243	(1,009)	970
Discontinued operations, net of taxes	(25)	(79)	23
Net income (loss)	$218	$(1,088)	$993

Net income (loss) per common share (diluted)	$0.92	$(5.22)	$4.24

Our pretax income from continuing operations of $176 million in 2002 included a $472 million loss provision, net of reinsurance, related to a settlement agreement we entered into with respect to the Western MacArthur asbestos litigation (described in more detail on page 4 of this report).  In 2001, our pretax loss of $1.43 billion was dominated by $941 million of pretax losses resulting from the September 11, 2001 terrorist attack and pretax provisions totaling $735 million to strengthen prior-year loss reserves in our Health Care segment.  Excluding the Western MacArthur loss, the losses from the terrorist attack and the 2001 loss provision in the Health Care segment, our pretax income in 2002 of $648 million was significantly better than 2001 pretax income of $245 million, primarily due to strong improvement in underwriting results in our ongoing property-liability business segments.  Our majority-owned asset management subsidiary, Nuveen Investments, Inc., achieved another year of record results, driven by strong product sales and recent strategic acquisitions.  The pretax loss in the “Parent company and other operations” category (which primarily consists of management, administrative and debt service expenses at the holding company level) exceeded the comparable loss in 2001 primarily due to an increase in distributions related to preferred securities issued in the fourth quarter of 2001.

In the fourth quarter of 2002, we revised our segment reporting structure in our property-liability underwriting operations.  Our ongoing operations are now reported in four segments, and the operations we consider to be in runoff are reported in three segments.  In our ongoing segments, written premium volume of $5.89 billion in 2002 grew 22% over comparable 2001 volume of $4.84 billion, driven by strong price increases throughout these segments in addition to new business in many of those operations.  In our runoff segments, premium volume of $1.16 billion in 2002 was 60% less than 2001 written premiums of $2.93 billion, reflecting the impact of our decision to exit those operations.

The following discussion summarizes major transactions or events that occurred in 2002.

Transfer of Ongoing Reinsurance Operations to Platinum Underwriters Holdings, Ltd.  In November 2002, we completed the transfer of our ongoing reinsurance business (previously operating under the name “St. Paul Re”) to Platinum Underwriters Holdings, Ltd. (“Platinum”), a newly formed Bermuda company that underwrites property and casualty reinsurance on a worldwide basis.  As part of this transaction, we contributed $122 million of cash to Platinum and transferred $349 million in assets relating to the insurance reserves that we also transferred.  In exchange, we acquired six million common shares, representing a 14% equity ownership interest in Platinum, and a ten-year option to buy up to six million additional common shares at an exercise price of $27 per share, which represents 120% of the initial public offering price of Platinum’s shares.  The transaction resulted in a pretax gain of $29 million and an after-tax loss of $54 million.  The after-tax loss was driven by the write-off of approximately $73 million in deferred tax assets associated with previously incurred losses related to St. Paul Re’s United Kingdom-based operations, as well as approximately $10 million in taxes associated with the pretax gain.  The “Transfer of Ongoing Reinsurance Operations to Platinum Underwriters Holdings, Ltd.” section of Management’s Discussion and Analysis on page 24 of our 2002 Annual Report to Shareholders contains further information about the Platinum transaction and is incorporated herein by reference.

Asbestos Settlement Agreement.  On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company (“USF&G”), St. Paul Fire and Marine Insurance Company (“Fire and Marine”) and their affiliates and subsidiaries, including us, with any of MacArthur Company, Western MacArthur Company (“Western MacArthur”), and Western Asbestos Company (“Western Asbestos”) (together, the “MacArthur Companies”).  The pretax impact on our 2002 results, net of expected reinsurance recoveries and the re-evaluation and application of asbestos and environmental reserves, was approximately $472 million ($307 million after-tax).  We made payments of $235 million in June 2002 and $740 million in January 2003 related to the settlement agreement.  The “Asbestos Settlement Agreement” section of Management’s Discussion and Analysis on pages 27 and 28 of our 2002 Annual Report to Shareholders contains further details about this settlement agreement and is incorporated herein by reference.

Issuance of Common Stock and Equity Units.  In July 2002, we sold 17.8 million of our common shares in a public offering for gross consideration of $431 million, or $24.20 per share.  In a separate concurrent public offering, we sold 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million.  Each equity unit initially consists of a three-year forward purchase contract for our common stock and our unsecured $50 senior note due in August 2007.  Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  The forward contract requires the investor to purchase, for $50, a variable number of shares of our common stock on the settlement date of August 16, 2005.  The $46 million present value of the forward contract fee payments was recorded as a reduction to our reported common shareholders’ equity.  The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering.  Had the settlement date been December 31, 2002, we would have issued approximately 15 million common shares based on the average trading price of our common stock immediately prior to that date.

The combined net proceeds of these offerings, after underwriting commissions and other fees and expenses, were approximately $842 million, of which $750 million was contributed as capital to our insurance underwriting subsidiaries.

Consolidated Revenues

The following table summarizes the sources of our consolidated revenues from continuing operations for each of the years 2000 through 2002.  Following the table is a narrative description of each of our business segments.  Additional financial information about revenues and pretax income or losses attributable to each of our business segments is set forth in Note 21 to our consolidated financial statements included on pages 86 through 88 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.  All data for 2001 and 2000 in the following table are presented on a basis consistent with our new segment reporting structure implemented in the fourth quarter of 2002 and described in more detail following the table.

Years ended December 31

	Percentage of Consolidated Revenues

	2002	2001	2000
Property-liability insurance:
Underwriting Ongoing segments:
Specialty Commercial	20.8%	15.8%	13.8%
Commercial Lines	19.7	16.9	17.5
Surety & Construction	12.8	10.4	9.8
International & Lloyd’s	8.1	6.6	3.2
Subtotal – ongoing segments	61.4	49.7	44.3

Runoff segments:
Health Care	5.3	7.7	7.2
Reinsurance	12.0	17.9	14.1
Other	4.2	6.5	4.8
Subtotal – runoff segments	21.5	32.1	26.1
Total underwriting segments	82.9	81.8	70.4

Investment operations segment:
Net investment income	13.0	13.4	15.7
Realized investment gains (losses)	(1.8)	(1.4)	7.9
Total investment operations segment	11.2	12.0	23.6

Other	1.3	1.4	0.9
Total property-liability insurance	95.4	95.2	94.9
Asset management segment	4.4	4.2	4.7
Parent company and other operations	0.2	0.6	0.4
Total	100.0%	100.0%	100.0%

Narrative Description of Business

Property-Liability Insurance

In the fourth quarter of 2002, we revised our property-liability business segment reporting structure to reflect the manner in which those businesses are currently managed, including in recognition of certain operations being separately managed as runoff operations.

As of December 31, 2002, our property-liability underwriting operations consisted of four segments constituting our ongoing operations, and three segments comprising our runoff operations.  We retained the concept of a “specialty commercial” business center, which is an operation possessing dedicated underwriting, claims and risk control services requiring specialized expertise and focusing exclusively on the customers it serves.  Eleven of those business centers comprise our Specialty Commercial reportable segment.  In addition to our underwriting segments, we have an investment operations segment responsible for administering and overseeing our property-liability investment portfolio.

The following is a summary of the changes made to our reporting segments at the end of 2002.

•                  In our Specialty Commercial segment, all international specialty business that had either been included in respective business centers, or had been included in the separate International Specialty business center, was reclassified to the newly formed International & Lloyd’s segment (for ongoing operations) or our Other segment (for international operations considered to be in runoff).

•                  All international health care business, previously included in the Health Care segment, was reclassified to the newly formed Other segment.

•                  The International & Lloyd’s segment was formed, comprised of our ongoing operations at Lloyd’s, ongoing specialty commercial business underwritten outside the United States (currently consisting of operations in the United Kingdom, Canada and the Republic of Ireland), including our Global Accounts business center.  All operations in this segment are under common management.

•                  The new runoff segment Other was formed, comprised of all of our international and Lloyd’s business considered to be in runoff (including our involvement in insuring the Lloyd’s Central Fund), as well as Unionamerica, the U.K.-based underwriting entity we acquired in our purchase of MMI Companies, Inc. in 2000.

•                  Our Catastrophe Risk business center, previously included in the Specialty Commercial segment in its entirety, was split into two operations, with Personal Catastrophe Risk remaining in the Specialty Commercial segment and Commercial Catastrophe Risk moving to the Commercial Lines segment as part of the Property Solutions business center.

Our business segments underwrite property and liability insurance and provide insurance-related products and services to commercial and professional customers throughout the United States and in selected international markets.  In the United States, our largest primary insurance underwriting subsidiary is Fire and Marine.  The primary sources of property-liability revenues are premiums earned from insurance policies and reinsurance contracts, income earned from the investment portfolio and gains from sales of investments.  According to the most recent industry statistics published in “Best’s Review” with respect to commercial lines property-liability insurers doing business in the United States, our property-liability underwriting operations ranked as the fourth-largest on the basis of 2001 direct written premiums.

Principal Departments and Products

In general, our property-liability insurance operations underwrite the following types, or “lines,” of property and liability coverages.

•                  general liability, which provides coverage for liability exposures including personal injury and property damage arising from general business operations, products sold and completed work;

•                  liability coverages for corporations and nonprofit organizations, including their directors and officers, and for a variety of professionals such as lawyers, insurance agents and real estate agents;

•                  property insurance, which insures tangible property for loss, damage or loss of use;

•                  commercial multi-peril, which provides a combination of property coverage (for damages such as those caused by fire, wind, hail, water, theft, and vandalism) and liability coverage (for third-party liability from accidents occurring on the insureds’ premises or arising out of their operations);

•                  commercial auto, which provides coverage for businesses against losses resulting from their ownership, maintenance or use of automobiles and trucks, including losses resulting from bodily injury to third parties, physical damage to an insured’s vehicle and property damage to other vehicles and other property;

•                  workers’ compensation, which provides coverage for employers for specified benefits payable under state or federal law for workplace injuries, disabilities or death to employees, without regard to fault;

•                  inland marine, which provides coverage for property which is generally mobile in nature, such as contractors’ equipment or cargo being shipped by truck or rail, as well as instrumentalities of transportation or communication such as bridges, tunnels and computers, and certain property risks such as builders’ risk;

•                  contract surety bonds and commercial surety bonds; and

•                  umbrella coverages, which provide specified layers of coverage on accounts where we do not provide the primary liability coverage.

Further information about these lines of business, including types of coverage that are specific to an operating segment, are included in the segment descriptions that follow this section.

Through one or more lines underwritten by our business segments, including property and general liability, we are exposed to losses from environmental claims and mold claims.  Environmental claims include claims of liability for alleged damage from hazardous or toxic materials.  The majority of our general liability policies include an absolute pollution exclusion; however, in several business centers, particularly Oil and Gas and Umbrella/Excess & Surplus Lines in our Specialty Commercial segment, we continue to underwrite new business with limited pollution coverage.  Under certain policies we underwrite, we are exposed to losses from claims of mold and moisture infiltration, which can cause personal injury and damage to property.  Certain policyholders have submitted claims to us under their property and general liability polices that include damages related to the presence of mold.  Predominantly, these mold claims are for property damage submitted under a first-party property policy, or for construction defect third-party liability submitted under a general liability policy.  Few personal injury claims related to mold under workers’ compensation or general liability policies have been submitted to us.  The cause and type of damage of each property damage or bodily injury incident involving mold determines whether the claim may be a covered loss under a property policy or if there is a duty to defend and/or indemnify an insured in a third-party claim.  In addition, we have exposure to claims arising from the use of asbestos in building materials and construction. .  The “Environmental and Asbestos Claims” section of Management’s Discussion and Analysis included on pages 48 and 49 of our 2002 Annual Report to Shareholders, which includes a discussion of our historical exposure to and losses from asbestos and environmental claims, is incorporated herein by reference.

The “Underwriting Results by Segment” table in Management’s Discussion and Analysis included on page 36 of our 2002 Annual Report to Shareholders, which summarizes written premiums, underwriting results, statutory combined ratios and adjusted combined ratios (as described in the footnote to the table) for each of our underwriting segments for the last three years, is incorporated herein by reference.  The following discussion provides more information about the structure of, and products offered by, our property-liability insurance underwriting segments.

Ongoing Business Segments

Specialty Commercial.  This segment consists of business centers that we have designated specialty commercial operations because each provides dedicated underwriting, claim and risk control services that require specialized expertise, and each focuses exclusively on the respective customers it serves.  Insurance coverage is often provided on proprietary insurance forms.  Those business centers, which collectively generated $1.99 billion of net written premiums in 2002 (accounting for 34% of our ongoing segments’ premium volume and 28% of our consolidated written premium volume) and operate exclusively in the United States, are as follows.

Financial & Professional Services provides property and liability coverages for financial institutions, professional liability and management liability coverages for corporations and nonprofit organizations against losses caused by the negligence or misconduct of named directors and officers, and errors and omissions coverages for a variety of professionals such as lawyers, insurance agents and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice.  Although we have not observed any notable increase in directors and officers claims in this business center, in view of recent allegations of corporate malfeasance and professional misconduct, the Sarbanes-Oxley Act of 2002 (and regulations issued by the Securities and Exchange Commission pursuant to that law), and the general decline in the securities markets, the frequency and severity of such claims could increase.

Technology offers a portfolio of specialty products and services to companies involved in telecommunications, information technology, health sciences and electronics manufacturing.   These products include property, commercial auto, general liability, workers’ compensation, umbrella, Internet liability, and technology errors and omissions coverages.  The services provided by this business center include dedicated underwriting, risk control and specialized claim handling.

Umbrella/Excess & Surplus Lines consists of three distinct business units.  The Specialty Excess and Umbrella unit focuses on umbrella and excess liability business for retail agents and brokers, where other insurance companies are providing the primary coverage.  The coverages underwritten are typically commercial auto, general liability and product liability.  Umbrella coverage may also be underwritten over a company that retains risk or has a self-insured retention, instead of a scheduled underlying policy.  The Excess & Surplus Lines unit underwrites non-admitted individual risk business for established wholesale distributors.  The coverages typically underwritten include commercial auto, general liability and product liability.  The E&S Underwriting Facilities unit underwrites liability and property facilities produced by wholesalers and managing general agents, which are licensed insurance agents that manage all or part of an insurer’s customers with unique requirements - primarily those with moderate to high hazard exposures requiring expertise in the surplus lines marketplace and the ability to use policy forms not subject to regulatory requirements.  Coverages include property, commercial auto, general liability and a small amount of umbrella.

Public Sector Services markets insurance products and services to municipalities, counties, Indian Nation gaming and selected special government districts, including water and sewer utilities, and non-rail transit authorities.  The policies written by this business center typically cover property, commercial auto, general liability, workers’ compensation and errors and omissions exposures.

Discover Re, which principally provides commercial auto liability, general liability, workers’ compensation, and property coverages, serves retail brokers and insureds that are committed to the alternative risk transfer (ART) market.  Alternative risk transfer techniques are typically utilized by sophisticated insureds that are financially able to assume a substantial portion of their own losses.  Discover Re is organized in two underwriting units, each of which underwrites primary insurance in connection with arrangements that involve the client or a captive insurer agreeing to bear much of the covered risk.  The individual risk unit markets products to individual insureds that are comfortable retaining the more predictable layer of their expected losses, whether it be a large deductible or a true self-insured retention.  Under a large deductible structure we are exposed not only to the risk of loss under the policy but also to the risk of the insured’s inability or unwillingness to pay its obligations under the terms of the agreement.  We mitigate the latter risk by collateralizing all or a portion of the expected losses in the insured’s retained layer.  The second underwriting unit is the captive/program unit, which focuses on captive business.  Similar to the individual risk accounts, the captives retain the more predictable frequency layer of expected losses, with Discover Re providing excess coverage above the captives’ retention.  In some instances the captive/program unit may retain little or no risk, but earns revenues primarily from fees collected for providing access to policies from an admitted insurance company.

Specialty Programs underwrites insurance programs for selected industries that are national in scope and have similar risk characteristics, including franchises and associations in the entertainment, rental, propane, and rural electric industries.  Specific lines of insurance written by these business centers include property, commercial auto, general liability, workers’ compensation, inland marine, errors and omissions, umbrella and fidelity.  Underwriting guidelines, premiums and policy forms issued by this business segment vary by program and by jurisdiction because of local market conditions and legal requirements.  Coverage may be on a primary or an excess basis, depending on how the coverage is structured for a particular insured.  Because of the national scope of the programs written by this business center, we may be exposed to unusually large losses if a single industry whose members are insured through an association is adversely affected by a major event or development, to the extent that the event or development causes losses throughout the industry.

Oil and Gas provides specialized property and liability products for customers involved in the exploration and production of oil and gas including operators, drillers and servicing contractors.  The policies written by this business center insure drilling rigs, natural gas facilities, pipelines, production and gathering platforms, and cover risks including physical damage, liability and business interruption.

Ocean Marine underwrites a diverse portfolio of coverages for all forms of marine transportation and the companies that serve them, as well as other businesses involved in international trade.  Our product offerings fall under four main coverage categories:  marine liability; cargo; hull and machinery, protection and indemnity; and marine property-liability.

Personal Catastrophe Risk underwrites personal property coverages in certain states exposed to earthquakes and hurricanes, including principally California and Florida.  As with our commercial catastrophe risk coverages underwritten in our Commercial Lines segment, a single loss event may produce heavy losses under a number of policies.  We attempt to manage the risk to which we are exposed through natural catastrophe reinsurance coverage.  The “Natural Catastrophe Risk Management” section of Management’s Discussion and Analysis included on page 26 of our 2002 Annual Report to Shareholders, which includes a discussion of our natural catastrophe risk management procedures, is incorporated herein by reference.

Commercial Lines.  This segment generated $1.83 billion of net written premiums in 2002 (accounting for 31% of our ongoing segments’ premium volume and 26% of our consolidated written premium volume).

The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in insurance pools.  Small Commercial services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet (SM) and St. Paul Advantage (SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks.

The Middle Market Commercial business center offers insurance coverages for a wide variety of manufacturing, wholesale, service and retail enterprises for which annual insurance costs typically range from $75,000 to $1 million.  This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector.

The Property Solutions business center combines our Large Account Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large commercial property risks.  Large Accounts are typically those with property premiums greater than $100,000.  This business center focuses on underwriting property coverages for real properties exposed to light to moderate hazards, such as hotels and office buildings, rather than high hazard properties such as petrochemical, mining and other basic process industries.  Many of the products underwritten by this business center are structured products, in which we write coverage for a specified layer of risk and other insurers underwrite other layers.  Because this business center includes our previous commercial catastrophe risk business, some of the policies underwritten by it expose us to catastrophe risk, principally earthquake and hurricane, in which a single loss event can produce heavy losses under a number of policies.  The structuring, or layering, of risk as described above results in our being less exposed (before the effect of reinsurance) to such catastrophe risk than if we wrote traditional full limits property policies.  To further manage our risk, we purchase reinsurance coverage for catastrophe exposures.  Our efforts to manage the risk to which we are exposed from natural catastrophe coverage, which are described in the “Natural Catastrophe Risk Management” section of Management’s Discussion and Analysis, is incorporated by reference in this Form 10-K at Item 7.  In November 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002.  A description of the provisions of this Act, and their potential impact on us, is included in the “Terrorism Risk and Legislation” section of Management’s Discussion and Analysis included on pages 25 and 26 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Results from our participation in insurance pools and associations, which provide specialized underwriting skills and risk management services for the classes of business that they underwrite, are also included in the Commercial Lines segment. These pools and associations serve to increase the underwriting capacity of participating companies for insurance policies where the concentration of risk is so high or the amount at risk is so large that a single company could not prudently accept the entire risk. We limit our participation in these pools and associations.

Surety & Construction.  We consider our Surety & Construction segment a specialty operation, because each business requires specialized underwriting, risk management and claim expertise.  These operations, which accounted for $1.27 billion of net written premium volume in 2002 (accounting for 22% of our ongoing segments’ premium volume and 18% of our consolidated written premium volume), are included in the same segment because of their shared customer base and executive management, as well as the similarity in expertise required to underwrite these coverages.

According to data published by the Surety Association of America, our domestic surety operations were the second largest in the United States based on 2001 direct premiums written.  In addition to its U.S. operations, our Surety business center also includes Afianzadora Insurgentes, the leading surety underwriter in Mexico, and our Canadian operations, St. Paul Guarantee and Northern Indemnity, which, on a combined basis, make us the largest surety bond underwriter in Canada.

Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual or legal obligations.  The surety is responsible for evaluating the risk to be covered and for determining if the principal meets the underwriting requirements for the bond.  The premium charged will reflect the size and type of the obligation.  By offering a bond, the surety is offering assurance that its customer will meet its obligations as specified under the bond.

Our surety business center was expanded by our March 2002 acquisition of St. Paul Guarantee in Canada (formerly London Guarantee), and our acquisition in late 2001 of the right to seek to renew surety business previously underwritten by Fireman’s Fund Insurance Company.

For Contract Surety, we provide bid, performance and payment bonds to a broad spectrum of clients specializing in general contracting, highway and bridge construction, asphalt paving, underground and pipeline construction, manufacturing, civil and heavy engineering, and mechanical and electrical construction.  Bid bonds provide financial assurance that bids have been submitted in good faith and that the contractor intends to enter into the contract at the price bid and provide the required performance and payment bonds.  Performance bonds require us to fulfill the contractor’s obligations to the obligee should the contractor fail to perform under the contract.  Payment bonds guarantee that the contractor will pay certain subcontractor, labor and material bills associated with a project.

For Commercial Surety, which comprises bonds covering obligations often required by law, the bonds that we currently underwrite are as follows.

•                  license and permit bonds, which are required by statutes or regulations for a number of purposes, including guaranteeing the payment of certain taxes and fees and providing consumer protection as a condition to granting licenses related to selling real estate, including tax and customs bonds;

•                  reclamation bonds, which cover reclamation costs for mining and other industrial companies;

•                  fiduciary bonds, which are required by statutes, courts or contracts for the protection of those on whose behalf a fiduciary (such as an executor of an estate or a guardian of a minor) acts, including probate bonds and depository bonds;

•                  court bonds, which are bonds that may be required of either a plaintiff or a defendant in a lawsuit;

•                  public official bonds, which are required by statutes and regulations to guarantee the lawful and faithful performance of the duties of office by public officials;

•                  indemnity bonds, which are obligations to hold a third party harmless of damages related to an underlying obligation to perform, maintain or pay;

•                  workers’ compensation self-insurer bonds, which are required by statutes and regulations to guarantee the payment of workers’ compensation benefits to injured workers of companies that wish to self-insure those obligations;

•                  transfer agent indemnity bonds, which protect the issuer of securities and the transfer agent against the possibility that a lost share certificate may be presented later by an innocent purchaser for value; and

•                  other miscellaneous bonds.

Like contract surety bonds, commercial surety bonds expose us to the risk that the principal - e.g., the fiduciary in a fiduciary bond or the mining company in a reclamation bond - will not perform the duties required by the contract, applicable law or regulation.  Accordingly, we underwrite and price these products by analyzing, among other things, the principal’s creditworthiness and ability to perform.

Certain sectors of our commercial surety business tend to be characterized by low frequency but potentially high severity losses.  In October 2000, we made a strategic decision to significantly reduce the exposures in these sectors.  Since that time, we had reduced our total commercial surety gross open bond exposure by over 40% by December 31, 2002.

Within these sectors of our commercial surety business, we have exposures related to a small number of accounts, which are in various stages of bankruptcy proceedings.  In addition, certain other accounts have experienced deterioration in creditworthiness since we issued bonds to them.  Given the current economic climate and its impact on these companies, we may experience an increase in claims and, possibly, incur high severity losses.  Such losses would be recognized in the period in which the claims are filed and determined to be a valid loss under the provisions of the surety bond issued.

We continue with our intention to exit the segments of the commercial surety market discussed above that are characterized by low frequency but potentially high severity bonds by ceasing to write new business and, where possible, terminating the outstanding bonds.  We continue to be a market for traditional commercial surety business, which includes low-limit business such as license and permit, probate, public official, and customs bonds.

Our Construction business center offers a variety of products and services, including traditional insurance, consisting of workers’ compensation, general liability and commercial auto coverages, and other risk management solutions, to a broad range of contractors and parties responsible for construction projects.

International & Lloyd’s.  Following the realignment of our business segments in the fourth quarter of 2002, our International & Lloyd’s segment, which accounted for $808 million of net written premium volume in 2002 (accounting for 14% of our ongoing segments’ premium volume and 11% of our consolidated written premium volume), consists of our ongoing operations at Lloyd’s, and our ongoing specialty commercial operations outside of the United States, including our Global Underwriting business center (collectively referred to hereafter as “international specialties”).

Lloyd’s is a subscription insurance market in which member individuals and firms participate to provide insurance to customers seeking coverage for a variety of risks.  The members of Lloyd’s are organized into “syndicates” consisting of one or more members.  The members provide underwriting capacity with which the syndicate makes coverage available to particular customers.  Syndicates are operated by managing agencies that receive fees in respect of the services they provide in both underwriting and claims administration.  Coverage is placed by insurance brokers acting on behalf of insureds.

Through a single wholly-owned syndicate at Lloyd’s established in 1996 as Syndicate 1211 and re-branded as Syndicate 5000 in November 2002, we underwrite insurance in four principal lines of business: aviation, marine, global property and personal lines.  Aviation underwrites a broad spectrum of international airline, manufacturer, airport and general aviation business.  Marine underwrites energy, cargo and hull coverages.  Global property underwrites property coverages worldwide.  Personal lines provides specialized accident and health coverages for international clients, including personal accident, kidnap and ransom, and payment protection insurance.  Prior to 2003, the aviation and personal lines businesses were underwritten through other syndicates that we managed and in which we participated with other members of Lloyd’s.  We do not provide Syndicate 5000 with direct capital contributions but rather obtain bank letters of credit to support the syndicate’s insurance exposure.  We are liable, however, if these letters of credit are insufficient to cover the syndicate’s losses and must reimburse the banks that issue the letters of credit for any amounts they paid on our behalf.

In addition to the property-liability business we underwrite at Lloyd’s, we also manage, and have made a commitment to provide 13% of the capacity of, Syndicate 779 at Lloyd’s, which underwrites specialty term life insurance to individuals primarily in the United Kingdom and other European countries.

Our ongoing international specialties are located in the United Kingdom, Canada and the Republic of Ireland, where we offer specialized insurance and risk management services to a variety of industry sectors.  Our ongoing international operations primarily underwrite employers’ liability (similar to workers’ compensation coverage in the U.S.), public and product liability (the equivalent of general liability), professional indemnity (similar to directors and officers or errors and omissions coverage) and property.  The Global Underwriting business center underwrites “home-foreign” business, representing coverage for a U.S. organization’s property-liability exposures in a foreign country, and “reverse-flow” business, which involves coverage of a foreign organization’s property or liability exposures located in the country of the insurer’s domicile, as part of a global program.

Runoff Business Segments

Health Care.  The Health Care segment, which generated $173 million in net written premiums in 2002 (accounting for 15% of our runoff segments’ premium volume and 3% of our consolidated written premium volume), historically provided a wide range of medical liability insurance products and services for health care providers throughout the entire health care delivery system, including individual physicians, physician groups, hospitals, managed care organizations and long-term care facilities, as well as certain traditional medical care coverages.  Products include coverages for healthcare professionals (physicians and surgeons, dental professionals and nurses); individual healthcare facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems, such as hospital networks and managed care systems.  Typically the Health Care segment underwrote coverages on the basis of an entire clinic, hospital or other organization, so that we are exposed to losses from the malpractice of any one practitioner on the staff of, or with privileges at, the organization.  Policies written by this segment are subject to high severity of claims.  In the fourth quarter of 2001, we announced our intention to exit the medical liability insurance market, subject to applicable regulatory requirements.  Accordingly, this segment was considered to be in runoff in 2002.  As part of the fourth-quarter 2002 revision of our segment reporting structure, the international business previously included in this segment was reclassified to the “Other” segment.

Reinsurance.  Our Reinsurance segment (formerly known as “St. Paul Re”) generated $751 million of net written premiums in 2002 (accounting for 65% of our runoff segments’ premium volume and 11% of our consolidated written premium volume).  In the years prior to 2002, our Reinsurance segment generally underwrote treaty and facultative reinsurance for property, liability, ocean marine, surety, certain specialty classes of coverage, and “nontraditional” reinsurance, which provided limited traditional underwriting risk protection combined with financial risk protection.

In late 2001, we announced our intention to cease underwriting certain types of reinsurance coverages and narrow our geographic presence in 2002.  In November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. (“Platinum”) while retaining liabilities generally for reinsurance contracts incepting prior to January 1, 2002, as well as all liabilities relating to the flooding in Europe in August 2002.  Note 2 to our consolidated financial statements included on pages 67 and 68 of our 2002 Annual Report to Shareholders contains more information about the transfer of business to Platinum and is incorporated herein by reference.

Our remaining in-force pre-2002 exposures are principally in the following areas:

•                  North American Casualty, which offered customers with exposures in the United States and Canada the following types of casualty reinsurance coverages: general, workers’ compensation, auto, medical professional, non-medical professional, directors and officers, employment practices, surplus lines, umbrella and environmental impairment as well as accident and health reinsurance coverages;

•                  International, which underwrote property and casualty reinsurance for customers domiciled outside of North America and marine and aerospace reinsurance for customers located throughout the world;

•                  Finite Risk, which underwrote non-traditional reinsurance treaties including multi-year excess-of-loss treaties, aggregate stop loss treaties, finite quota share treaties, loss portfolio transfers, and adverse loss development covers; and

•                  Certain bond, credit and financial risk coverages.

Other.  Our Other business segment, which accounted for $235 million of net written premiums in 2002 (accounting for 20% of our runoff segments’ premium volume and 3% of our consolidated written premiums), was formed in the fourth quarter of 2002 upon the revision of our segment reporting structure and is considered to be entirely in runoff.  We have a management team in place for these operations whose goal is to ensure that our outstanding claim obligations are settled in an expeditious and economical manner.  This segment includes the results of the following international insurance operations.

•                  Runoff operations at Lloyd’s, primarily consisting of the following lines of business written through seven syndicates, in which our ownership ranged from 32% to 100% as of December 31, 2002, and comprising both U.S. and non-U.S. coverages: casualty insurance and reinsurance, non-marine reinsurance, professional liability insurance (particularly for financial customers, and directors’ and officers’ liability insurance) and our participation in the insuring of the Lloyd’s Central Fund.

•                  Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000.  Unionamerica underwrote liability and property coverages, including medical malpractice and other professional liability and directors’ and officers’ liability, both inside and outside of Lloyd’s, on both an insurance and excess-of-loss reinsurance basis; and

•                  All other international runoff lines of business we decided to exit at the end of 2001, consisting of health care business in the United Kingdom, Canada and Ireland, as well as our underwriting operations in Germany, France, the Netherlands, Argentina, Mexico (excluding surety business), Spain, Australia, New Zealand, Botswana and South Africa.  In December 2002, we sold our operations in Argentina, Mexico (excluding our surety operations) and Spain.

Product Information

The following table summarizes our net written premiums by product line for each of the years ended December 31, 2002, 2001 and 2000.

Year ended December 31	2002	2001	2000
(In millions)

Domestic Primary Operations:
General liability	$973	$780	$604
Property	867	695	515
Commercial auto	762	719	576
Workers’ compensation	642	604	516
Surety and fidelity	523	435	477
Directors & Officers/Errors & Omissions	365	274	203
Umbrella	325	217	120
Medical liability	204	661	592
Commercial multi-peril	171	238	316
Ocean marine	106	96	95
Other	300	223	241
Total domestic primary operations	5,238	4,942	4,255
Reinsurance	747	1,610	1,154
International & Lloyd’s	1,061	1,211	894
Subtotal	7,046	7,763	6,303
Premiums ceded – corporate reinsurance program	—	—	(419)
Total	$7,046	$7,763	$5,884

Principal Markets and Methods of Distribution

Our insurance operations in the United States are licensed to transact business in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands.  At least five percent of our 2002 U.S. property-liability direct written premiums were produced in each of California, New York, Texas, Florida and Illinois.

Our primary insurance business in the United States is produced primarily through over 4,000 independent insurance agencies and insurance brokers.  The needs of agents, brokers and policyholders are addressed through approximately 100 offices located throughout the United States.  Discover Re, a component of our Specialty Commercial segment, underwrites alternative risk transfer business from its Farmington, CT headquarters and from regional offices in Atlanta, Pittsburgh, and San Francisco.

Our international operations are headquartered in London and underwrite insurance primarily through domestic operations in the United Kingdom, Canada and the Republic of Ireland.  We also underwrite surety business in Mexico.

Through our involvement at Lloyd’s, we have access to insurance markets in virtually every country in the world.  At our ongoing operations at Lloyd’s, we underwrite property-liability business through a single, wholly owned syndicate (Syndicate 5000) and specialty life insurance through our 13% participation in Syndicate 779.  Our managing agency, operating under the name St. Paul Syndicate Management Ltd., underwrites business for these syndicates, which represent approximately 3% of Lloyd’s total capacity.

Reserves for Losses and Loss Adjustment Expenses

General Information.  When claims are made by or against policyholders, any amounts that our underwriting operations pay or expect to pay to the claimant are referred to as losses.  The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (“LAE”).  Our loss reserves reflect estimates of total losses and LAE we will ultimately have to pay under insurance policies, surety bonds and reinsurance agreements.  The reserves for unpaid losses and LAE at December 31, 2002 cover claims that were incurred not only in 2002 but also in prior years.  They include estimates of the total cost of claims that have already been reported but not yet settled (“case” reserves), and those that have been incurred but not yet reported (“IBNR” reserves).  Loss reserves are reduced for estimates of salvage and subrogation.

Loss reserves for tabular workers’ compensation business and certain assumed reinsurance contracts are discounted to present value.  Additional information about these discounted liabilities is set forth in Note 1 to our consolidated financial statements included on pages 63 through 67 of our 2002 Annual Report to Shareholders, and is incorporated herein by reference.  During 2002, $14 million of discount was amortized and $3 million of additional discount was accrued.

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

While we believe our reported reserves make a reasonable provision for all of our unpaid loss and loss adjustment expense obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve uncertainty.  The level of uncertainty can be influenced by such factors as the existence of long-tail coverages (which we consider to be business in which the majority of coverages involve average loss payment lags of three years or more beyond the expiration of the policy), and changes in claim handling practices.  Many of our insurance subsidiaries have underwritten long-tail coverages, and the primary lines of business fitting that criterion are general liability, workers’ compensation and casualty excess reinsurance.  In addition, claim handling practices change and evolve over the years.  For example, new initiatives are commenced, claim offices are reorganized and relocated, claim handling responsibilities of individual adjusters are changed, use of a call center is increased, use of technology is increased, caseload issues and case reserving practices are monitored more frequently, etc.  Furthermore, establishing reserves for our reinsurance and retrocessional business is influenced by our need to rely on the ceding insurers and reinsurers for information regarding reported claims.  However, all of the above factors are sources of uncertainty that we have recognized in establishing our reserves.

The “Loss and Loss Adjustment Expense Reserves” section of Management’s Discussion and Analysis included in our 2002 Annual Report to Shareholders includes more information about our loss reserves, including an analysis of our long-tail exposures, and is incorporated by reference in this Form 10-K at Item 7.

Ten-year Development.  The table on page 18 presents a development of net loss and LAE reserve liabilities and payments for the years 1992 through 2002.  The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverables, recorded at the balance sheet date for each of the years indicated.

The table excludes the reserves and activity of Economy Fire and Casualty Company and its subsidiaries (“Economy”), which were included in the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (“Metropolitan”) in 1999.  The table does, however, include reserves and activity for the non-Economy standard personal insurance business that was sold to Metropolitan, since we remain liable for claims on non-Economy standard personal insurance policies that result from losses occurring prior to Sept. 30, 1999 (the closing date of the sale).  Note 16 to our consolidated financial statements, which includes additional information regarding the sale of Economy and the related reserves, is included on pages 81 and 82 of our 2002 Annual Report to Shareholders and is incorporated herein by reference.

When we acquire an insurance underwriting company, we include loss development for the acquired company in the following table beginning with the date of acquisition; however, that development includes activity from periods prior to our acquisition.

In 1997, we changed the method by which we assign loss activity to a particular year for assumed reinsurance written by our U.K.-based reinsurance operation, which, as noted above, is now in runoff.  Prior to 1997, that loss activity was assigned to the year in which the underlying reinsurance contract was written.  In 1997, our analysis indicated that an excess amount of loss activity was being assigned to prior years because of this practice.  As a result, we implemented an improved procedure in 1997 that more accurately assigns loss activity for this business to the year in which it occurred.  This change had the impact of increasing favorable development on previously established reserves by approximately $110 million in 1997.  There was no net impact on total incurred losses, however, because there was a corresponding increase in the provision for current year loss activity in 1997.  Development data for individual years prior to 1997 in this table were not restated to reflect this new procedure because reliable data to do so was not available.

The upper portion of the table, which shows the re-estimated amounts relating to the previously recorded liabilities, is based upon experience as of the end of each succeeding year.  These estimates are either increased or decreased as further information becomes known about individual claims and as changes in the trend of claim frequency and severity become apparent.

The “Cumulative redundancy (deficiency)” line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established.  For example, the 1993 net reserve of $12,970 million developed to $12,227 million, or a $743 million redundancy, by the end of 1995.  By the end of 2002, the 1993 reserve had developed a redundancy of $1,883 million.  The changes in the estimate of 1993 loss reserves were reflected in operations during the past nine years.  Likewise, the deficiency that developed with respect to year-end 2000 reserves (primarily related to our medical liability business) was reflected in our results of operations for 2002 and 2001.

In 1993, we adopted the provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”  This statement required, among other things, that reinsurance recoverables on unpaid losses and LAE be shown as an asset, instead of the prior practice of netting this amount against insurance reserves for balance sheet reporting purposes.

The middle portion of the table represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on our balance sheet.  This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (December 31, 2002) and the related re-estimated reinsurance recoverable.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year.  For example, as of December 31, 2002, $8,976 million of the currently estimated $11,087 million of net losses and LAE that have been incurred for the years up to and including 1993 have been paid.  Thus, as of December 31, 2002, it is estimated that $2,111 million of net incurred losses and LAE have yet to be paid for the years up to and including 1993.

Caution should be exercised in evaluating the information shown in this table.  It should be noted that each amount includes the effects of all changes in amounts for prior periods.  For example, the portion of the development shown for year-end 1998 reserves that relates to 1993 losses is included in the cumulative redundancy (deficiency) for the years 1993 through 1998.

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

Note 11 to our consolidated financial statements included on pages 74 and 75 of our 2002 Annual Report to Shareholders contains a reconciliation of beginning and ending loss reserve liabilities for each of the years 2002, 2001 and 2000, and is incorporated herein by reference.  Additional information about our reserves is contained in the “Loss and Loss Adjustment Expense Reserves” and “Environmental and Asbestos Claims” sections of Management’s Discussion and Analysis on pages 46 through 49 of said Annual Report, and in the “Health Care” section of Management’s Discussion and Analysis on pages 40 through 43 of said Annual Report, which are also incorporated herein by reference.

Analysis of Loss and Loss Adjustment Expense (LAE) Development

(In millions)

Year ended December 31	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Net liability for unpaid losses and LAE	$13,195	12,970	12,997	13,464	14,689	14,704	14,813	14,042	13,545	15,253	14,849
Liability re-estimated as of:
One year later	12,896	12,601	12,665	12,995	13,929	14,534	14,822	13,315	14,139	16,252
Two years later	12,574	12,227	12,227	12,289	13,703	14,534	14,097	13,183	15,050
Three years later	12,369	11,929	11,770	12,141	13,791	13,917	13,821	13,805
Four years later	12,129	11,567	11,621	12,195	13,395	13,502	14,165
Five years later	11,900	11,454	11,580	11,683	12,967	13,787
Six years later	11,802	11,404	11,197	11,316	13,224
Seven years later	11,763	11,112	10,876	11,547
Eight years later	11,640	10,843	11,104
Nine years later	11,395	11,087
Ten years later	11,682
Cumulative redundancy (deficiency)	$1,513	1,883	1,893	1,917	1,465	917	648	237	(1,505)	(999)

Net liability for unpaid losses and LAE	$13,195	12,970	12,997	13,464	14,689	14,704	14,813	14,042	13,545	15,253	14,849
Reinsurance recoverable on unpaid losses	3,904	2,581	2,533	2,824	2,864	3,051	3,199	3,678	4,651	6,848	7,777

Gross liability	17,099	15,551	15,530	16,288	17,553	17,755	18,012	17,720	18,196	22,101	22,626

Gross re-estimated liability:
One year later	16,452	15,157	15,620	15,844	17,024	17,725	17,840	17,011	19,576	24,536
Two years later	16,128	15,181	15,257	15,105	16,787	17,466	16,813	17,111	21,988
Three years later	15,983	14,968	14,666	14,985	16,669	16,559	16,777	18,795
Four years later	15,810	14,500	14,675	14,743	15,881	16,259	17,956
Five years later	15,521	14,530	14,350	13,883	15,583	17,321
Six years later	15,549	14,234	13,688	13,576	16,610
Seven years later	15,406	13,813	13,375	14,781
Eight years later	15,187	13,501	14,570
Nine years later	14,878	14,711
Ten years later	16,133
Gross cumulative redundancy (deficiency)	$966	840	960	1,507	943	434	56	(1,075)	(3,792)	(2,435)

Cumulative amount of net liability paid through:
One year later	$3,008	2,723	2,641	2,893	3,335	3,518	3,950	3,769	4,574	5,416
Two years later	4,958	4,506	4,491	4,827	5,657	6,144	6,476	6,589	8,282
Three years later	6,249	5,778	5,817	6,309	7,444	7,906	8,354	8,941
Four years later	7,159	6,693	6,851	7,390	8,698	9,147	9,852
Five years later	7,824	7,423	7,648	7,857	9,465	10,205
Six years later	8,314	8,020	7,940	8,360	10,244
Seven years later	8,684	8,247	8,305	8,949
Eight years later	8,988	8,540	8,793
Nine years later	9,242	8,976
Ten years later	9,657

Cumulative amount of gross liability paid through:
One year later	4,064	3,316	3,241	3,408	3,702	3,943	4,392	4,297	5,619	7,029
Two years later	6,572	5,489	5,491	5,386	6,310	6,796	7,170	7,632	10,235
Three years later	8,164	7,054	6,842	7,074	8,316	8,657	9,428	10,573
Four years later	9,290	7,989	8,034	8,289	9,559	10,168	11,329
Five years later	9,994	8,831	8,942	8,870	10,486	11,509
Six years later	10,582	9,540	9,311	9,478	11,519
Seven years later	11,177	9,866	9,758	10,290
Eight years later	11,511	10,231	10,454
Nine years later	11,833	10,871
Ten years later	12,446

The table shows that a cumulative deficiency of $1,505 million had developed on year-end 2000 net reserves by the end of 2002.  The primary contributors to this adverse development were the $735 million of prior-year loss provisions recorded in 2001 related to medical malpractice coverages in our Health Care segment, $217 million of adverse prior-year loss development in our Surety & Construction segment recorded in 2002, and the $472 million provision recorded in our Commercial Lines segment in 2002 related to the Western MacArthur asbestos litigation settlement.

Reinsurance

When we purchase reinsurance or “cede” insurance premiums and risks, other insurers or reinsurers agree to share certain risks that we have underwritten.  The primary purpose of reinsurance is to limit a ceding insurer’s maximum net loss from individually large or aggregate risks as well as to provide protection against catastrophes.  Our reinsurance program is generally managed from a corporate risk-tolerance perspective.  Reinsurance contracts addressing specific business center risks are utilized on a limited basis to cover unique exposures as necessary.  Our reinsurance program addresses risk through a combination of per-risk reinsurance and reinsurance contracts protecting against the aggregation of risk exposures.  Facultative reinsurance, which covers specific risks, is also used to supplement our reinsurance program.

In the wake of the September 11, 2001 terrorist attack, price increases and pressures on contract terms and conditions continue in the reinsurance market.  Despite these constraints, our reinsurance program continues to support our primary underwriting reinsurance needs, particularly as increases in rates and reductions in limits also continue in the reinsurance market.

After the terrorist attack, reinsurers, in general, specifically excluded terrorism coverage from property reinsurance treaties that subsequently renewed.  As a result, in the second quarter of 2002, we purchased limited specific terrorism coverage in the form of two separate property reinsurance treaties – a per-risk terrorism treaty and a catastrophe terrorism treaty.  The per-risk treaty provides coverage on a per-building, per-event basis for a loss of up to $110 million, after a first layer of $15 million of losses retained by us.  The catastrophe terrorism treaty provides coverage of up to $200 million in excess of the first $100 million of losses resulting from catastrophic losses caused by terrorism.  Both treaties have one additional set of limits for subsequent terrorism events and expire in April 2003.  In addition, we have renewed the majority of our reinsurance treaties covering workers’ compensation and general liability business.  Thus far, those renewals included coverage for terrorism.  Our reinsurance treaties do not cover acts of terrorism involving nuclear, biological or chemical events.

We have not determined whether we will seek to renew our terrorism property reinsurance treaties upon their expiration in April 2003, and, in any event, there can be no assurance that we would be able to secure such terrorism reinsurance coverage with acceptable terms, or at all, at that time.

Approximately 98% of our domestic reinsurance recoverable balances at December 31, 2002 were with reinsurance companies having financial strength ratings of A- or higher by A.M Best or Standard & Poor’s, were from state sponsored facilities or reinsurance pools, or were collateralized reinsurance programs associated with certain of our insurance operations.  We have an internal credit security committee, which uses a comprehensive credit risk review process in selecting our reinsurers.  This process considers such factors as ratings by major ratings agencies, financial condition, parental support, operating practices, and market news and developments.  The credit security committee convenes quarterly to evaluate these factors and take action on our approved list of reinsurers, as necessary.

We maintain an allowance for uncollectible reinsurance, which is evaluated and adjusted on a regular basis to reflect disputed coverages and changing market and credit conditions.  Our allowance for uncollectible reinsurance as a percentage of total reinsurance recoverable balances was 1.5% and 1.6% as of December 31, 2002 and 2001, respectively.  Historically, our write-offs of uncollectible reinsurance balances have averaged less than $3 million per year.

In 2000 and 2001, we entered into two aggregate excess-of-loss reinsurance treaties.  One of these treaties in each year was corporate-wide, with coverage triggered when our insurance losses and LAE across all lines of business reached a certain level, as prescribed by terms of the treaty (the “corporate program”).  We were not party to such a treaty in 2002.  Additionally, our Reinsurance segment was impacted by cessions made under a separate treaty in those years and 2002 unrelated to the corporate treaty. The combined impact of these treaties (together, the “reinsurance treaties”) is included in the table that follows.

Years Ended December 31	2002	2001	2000
(In millions)

Ceded written premiums	$(1)	$128	$474

Ceded losses and loss adjustment expenses premiums	(35)	253	831
Ceded earned premiums	(1)	128	474
Net pretax benefit (detriment)	$(34)	$125	$357

The $35 million of negative losses and loss adjustment expenses ceded in 2002 was related to the reinsurance segment treaty and primarily resulted from a commutation of a portion of that treaty.  Note 19 to our consolidated financial statements on pages 85 and 86 of our 2002 Annual Report to Shareholders, which provides a schedule of ceded reinsurance and additional information about the reinsurance treaties, is incorporated herein by reference.

Until the transfer of our ongoing reinsurance operations to Platinum in November 2002, we underwrote assumed reinsurance coverages on a worldwide basis.  We remain liable on all reinsurance contracts with inception dates prior to January 1, 2002, as well as on certain 2002 contracts that were not transferred to Platinum.

Property - Liability Investment Operations

Our board of directors approves the overall investment plan for the companies within The St. Paul’s property-liability operations.  Each subsidiary develops its own specific investment policy tailored to comply with domestic laws and regulations and the overall corporate investment plan.  The primary objectives of those plans are to ensure our ability to meet our liabilities, primarily consisting of insurance claim payments, and, having done that, to increase our shareholders’ equity.

The majority of funds available for investment are deployed in a widely diversified portfolio of predominantly investment-grade fixed income securities, consisting primarily of government-issued securities and corporate bonds.  We also invest much smaller amounts in equity securities, venture capital and real estate.  The latter three investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

The following discussion provides more information on each of our invested asset classes.

Fixed Income Securities.  Our portfolio of fixed income securities constituted 75% (at cost) of our property-liability insurance operations’ investment portfolio at December 31, 2002.  The portfolio is primarily composed of high-quality, intermediate-term taxable U.S. government, foreign government, corporate and mortgage-backed bonds, and tax-exempt U.S. municipal bonds.  The table on the following page presents information about the fixed maturity portfolio for the years 2000 through 2002 (dollars in millions).

Year	Amortized Cost at Year-end	Estimated Fair Value at Year-end	Weighted Average Pre-tax Yield	Weighted Average After-tax Yield
2002	$16,126	$17,135	6.2%	4.5%
2001	$15,194	$15,756	6.6%	4.8%
2000	$14,205	$14,584	6.8%	5.1%

We participate in a securities lending program whereby certain securities from our fixed income portfolio are loaned to other institutions.  Our policy is to require collateral equal to 102 percent of the fair value of the loaned securities.  We maintain full ownership rights to the securities loaned, and continue to earn interest on them.  In addition, we have the ability to sell the securities while they are on loan.  We have an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities.  We record securities lending collateral as a liability and pay the borrower an agreed upon interest rate.  The proceeds from the collateral are invested in short-term investments and are reported on the balance sheet.  We share a portion of the interest earned on these short-term investments with the lending agent.  The fair value of the securities on loan is removed from fixed income securities on the balance sheet and shown as a separate investment asset.

Our decision whether to purchase taxable or tax-exempt securities is driven by corporate tax considerations, and the relationship between taxable and tax-exempt yields at the time of purchase.  In recent years, the availability of corporate Net Operating Loss carryforwards and Alternative Minimum Tax carryforwards has increased our ability to benefit from taxable investment income.  Accordingly, a significant majority of our new fixed income purchases in recent years have consisted of taxable bonds.  We carry our fixed maturities on our balance sheet at their estimated fair value, with unrealized appreciation and depreciation (net of taxes) recorded in common shareholders’ equity.

We manage our bond portfolio conservatively to provide reasonable returns while limiting exposure to risks.  At December 31, 2002, approximately 97% of our fixed income portfolio, comprised of our fixed income securities as well as the securities on loan and short-term investments, was rated investment grade.  The remaining 3% of this fixed income portfolio primarily consisted of high-yield bonds, and also included non-rated securities, most of which we believe would be considered investment-grade, if rated.

Real Estate and Mortgage Loans.  Our real estate holdings consist of a diversified portfolio of commercial office and warehouse properties that we own directly or have partial interest in through joint ventures.  The properties are geographically distributed throughout the United States and had an overall occupancy rate of 90% at December 31, 2002.  We also have a portfolio of real estate mortgage investments acquired in our merger with USF&G Corporation in 1998.  The real estate and mortgage loan portfolio produced $77 million of pretax investment income in 2002 and generated $2 million of pretax realized gains.

Venture Capital.  Securities of small- to medium-sized companies spanning a variety of industries comprise our venture capital holdings, which accounted for 3% of property-liability investments (at cost) at December 31, 2002.  Venture capital investments generated pretax realized investment losses of $200 million in 2002, driven by impairment write-downs in the carrying value of certain of our investments and the sale of the majority of our partnership investment holdings.  The carrying $581 million value of venture capital investments at December 31, 2002 included $4 million of pretax unrealized appreciation.

Equities.  Our equity holdings consist of a diversified portfolio of public common stock, comprising 2% of total property-liability investments (at cost) at year-end 2002.  In May and June 2002, we reduced our equity investments by $445 million, or 46% of the total outstanding at the time (at cost), at a market level higher than that which prevailed for the remainder of 2002.  Our decision to reduce our public equity holdings was prompted by several factors, including our opinion as to the near-term direction of equity prices, a comprehensive evaluation of our aggregate equity exposure (including venture capital and equities held by our pension fund), and our opinion as to the level of public equity investments that is appropriate for publicly held insurance companies.  By the end of 2002, we had reduced our equity investments by $683 million (at cost) since year-end 2001.

Short-Term and Other Investments.  Our portfolio also includes short-term securities and other miscellaneous investments (including our 14% equity ownership stake in Platinum and our warrants to purchase up to six million additional common shares of Platinum), which in the aggregate comprised 13% of property-liability investments at December 31, 2002.  Also included in “Other investments” at December 31, 2002 was an approximately $400 million long-term interest-bearing security from a highly rated entity, supporting a series of insurance transactions.

Derivatives.  Our property-liability investment operations have had limited involvement with derivative financial instruments, primarily for purposes of hedging against fluctuations in foreign currency exchange rates and interest rates.  Effective January. 1, 2001, we adopted the provisions of Statement of Financial Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which required the recognition of all derivative instruments as either assets or liabilities on the balance sheet.  Note 10 to our consolidated financial statements on page 73 of our 2002 Annual Report to Shareholders, which provides more information regarding the impact of adopting SFAS No. 133, is incorporated herein by reference.

In addition to Note 10, Notes 1, 8 and 9 to our consolidated financial statements, which are included in our 2002 Annual Report to Shareholders, also provide additional information about our investment portfolio and are incorporated herein by reference.  The “Property-Liability Investment Operations” on pages 44 through 46 and “Exposures to Market Risk” sections of Management’s Discussion and Analysis on pages 54 and 55 of our 2002 Annual Report to Shareholders are also incorporated herein by reference.

Asset Management

Nuveen Investments, Inc. (“Nuveen Investments,” formerly The John Nuveen Company) is our asset management subsidiary.  The St. Paul and its largest property-liability insurance subsidiary, Fire and Marine) hold a combined 79% interest in Nuveen Investments.

Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high net worth and institutional market segments.  Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high net worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.  Nuveen Investments also provides managed account services to several institutional market segments and channels.

Nuveen Investments’ primary business activities generate three principal sources of revenue: (1) advisory fees earned on assets under management, including exchange-traded funds, separately managed accounts and mutual funds; (2) underwriting and distribution revenues earned upon the sale of certain investment products and (3) performance fees earned on certain institutional accounts based on the performance of such accounts.  Advisory fees accounted for 90% of Nuveen Investments’ total revenues in 2002.

Nuveen Investments’ operations are carried on by eleven subsidiaries, including Nuveen Investments LLC (formerly Nuveen Investments), a registered broker and dealer in securities under the Securities Exchange Act of 1934, and eight investment advisory subsidiaries registered under the Investment Advisers Act of 1940.  The eight investment advisory subsidiaries are Nuveen Advisory Corp. (“NAC”), Nuveen Institutional Advisory Corp. (“NIAC”), Nuveen Asset Management Inc. (“NAM”), Rittenhouse Asset Management, Inc. (“Rittenhouse”), Nuveen Senior Loan Asset Management, Inc. (“NSLAM”), Symphony Asset Management LLC (“Symphony”), NWQ Investment Management Company, Inc. (“NWQ”) and Nuveen Investment Advisors, Inc.  Nuveen Investments LLC provides investment product distribution and related services for Nuveen’s managed funds and defined portfolios.  NAC, NIAC and NSLAM provide investment management services for and administer the business affairs of the Nuveen managed funds.  Rittenhouse, NWQ, Symphony and NAM provide investment management services for individual and institutional managed accounts. Rittenhouse, Symphony and NWQ also act as sub-adviser and portfolio manager for mutual funds managed by NIAC.  The other two subsidiaries are not registered broker-dealers or investment advisors and do not provide product distribution or investment management services for the company.

At December 31, 2002, Nuveen Investments’ assets under management totaled $79.7 billion, consisting of $39.9 billion of exchange-traded funds, $19.4 billion of retail managed accounts, $8.5 billion of institutional managed accounts, and $11.9 billion of mutual funds.

Competition

Property-Liability Insurance

The property-liability insurance industry is highly competitive in the areas of price, service, product offerings, technology and agent relationships.  Ratings issued by independent ratings agencies are also a competitive factor in the insurance business.  Increasing the competitive pressure is the current low interest rate environment that is impacting investment returns and making underwriting decisions even more critical.  Our domestic and international insurance subsidiaries compete with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations.  Competitors in this market are primarily national property-liability insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments.  In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance.  There are approximately 3,400 property and liability insurance companies in the United States operating independently or in groups, and no single company or group is dominant.  According to A.M. Best, we are the fourth-largest United States commercial lines property and liability insurance group based on 2001 direct premiums written.  Some of our competitors are larger and have greater access to capital.  In various markets, we also compete based on ratings and several of our competitors are higher rated.

In addition, the financial services industry in general continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions and competition from new entrants, as well as established competitors using new technologies, including the Internet, to establish or expand their businesses.  The Gramm-Leach-Bliley Act, passed in 1999, which repealed U.S. laws that separated commercial banking, investment banking and insurance activities, together with changes to the industry resulting from previous reforms, has increased the number of companies competing for a similar customer base.

Our competitors in the Specialty Commercial and Commercial Lines segments include American International Group, The Chubb Corporation, CNA Financial Corporation, Hartford Insurance Group, SAFECO Corporation and Travelers Property Casualty Corp.

Our competitors in the Surety & Construction segment include CNA Surety Corporation, American International Group, Travelers Property Casualty Corp., and Zurich North America.  In our International and Lloyd’s segment, our international specialties compete with numerous insurers in the United Kingdom, Canada and Ireland while competitors in Lloyd’s markets in which we are active include various insurance companies and other members of Lloyd’s.

Our subsidiaries compete principally by attempting to offer a combination of superior products, underwriting expertise and services at a competitive, yet profitable, price.  Additionally, our relatively large size and underwriting capacity provide us with opportunities not available to smaller companies.

Asset Management

Nuveen Investments is subject to substantial competition in all aspects of its business.  The registered representatives that distribute Nuveen Investments’ investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed.  There are relatively few barriers to entry for new investment management firms.  Nuveen Investments’ managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various “wrap-fee” programs.  The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and closely monitor the investment performance of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs.  Nuveen Investments is also subject to competition in obtaining the commitment of underwriters to underwrite its exchange traded fund offerings.  To the extent the increased competition for underwriting and distribution causes high distribution costs, Nuveen Investments’ net revenue and earnings will be reduced.  Investment products are sold to the public by broker/dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products.

Many of these institutions have substantially greater resources than Nuveen.  In addition, continuing consolidation in the financial services industry and the prolonged slump in equity market performance are altering the landscape in which Nuveen Investments’ distributors compete and the economics of many of the products they offer.  The effect that these continuing changes in the brokerage and investment management industries will have on Nuveen Investments and its competitors cannot be predicted.  Nuveen Investments competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.

Regulation

Property-Liability Insurance

Insurance Holding Company Regulation.  The St. Paul and our domestic insurance subsidiaries are subject to regulation as an insurance holding company system in states where our insurance subsidiaries are domiciled, which currently include Minnesota, Maryland, Wisconsin, North Dakota, Mississippi, Iowa, Illinois, California, Delaware, Indiana, Vermont and New York.  Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable.  Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities.  Such regulations also require the insurance holding company and each insurance subsidiary to register with the insurance department in the insurance subsidiary’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system.

Payment of Dividends.  Fire and Marine is our lead U.S. property-liability underwriting subsidiary, and its dividend paying capacity is regulated by the laws of Minnesota, its state of domicile.  Minnesota insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Fire and Marine may be declared or paid only from earned surplus, or unassigned funds, as determined pursuant to statutory accounting principles.  As of December 31, 2002, Fire and Marine’s earned surplus was $2.0 billion.  Fire and Marine also must notify the Minnesota insurance regulator of its intent to pay a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, and may not pay such dividend until either 30 days after the Minnesota insurance regulator has received notice of it and has not within that period disapproved it, or the regulator has approved the payment.  The current statutory limitation applicable to Minnesota property-liability insurers generally is the greater of:

(1)                                  10% of such insurer’s surplus as regards policyholders as of the December 31 next preceding the date of the proposed dividend or distribution; or

(2)                                  the net income of such insurer, not including realized investment gains, for the 12-month period ending the December 31 next preceding the date of the proposed dividend or distribution, in each case determined under statutory accounting principles.  Statutory accounting principles differ from GAAP primarily in relation to deferred policy acquisition costs, deferred taxes and certain other assets, and reserve calculation assumptions. The Minnesota insurance regulator is also required to review at least annually the dividends paid by a Minnesota domestic insurer to determine if the dividends are reasonable based upon (1) the adequacy of surplus as regards policyholders remaining after the dividend payments and (2) the quality of the insurer’s earnings and extent to which the required earnings include extraordinary items.

Other states and foreign jurisdictions have similar regulations to those of Minnesota that affect the ability of our other insurance subsidiaries, most of which are subsidiaries of Fire and Marine, to pay dividends.  The laws regulating dividends of the other states and foreign jurisdictions where our other insurance subsidiaries are domiciled are similar, but not identical, to Minnesota’s, and may be more restrictive.  In addition, many of our insurance subsidiaries are held by other insurance subsidiaries, and only indirectly by us.  Therefore, the ability of these indirectly-held subsidiaries to pay dividends to their direct parents, and our ability to receive these dividends from those intermediate subsidiaries, will be subject to the respective ability of all such subsidiaries to meet financial and regulatory requirements applicable to them.

During 2002, we received no cash dividends from our U.S. insurance subsidiaries. Although $505 million will be available for dividends in 2003 without prior regulatory approval, business and regulatory considerations may impact the amount of dividends actually paid.

Change of Control.  Most states, including the states in which our domestic insurance subsidiaries are domiciled, have insurance laws that require regulatory approval of a change of control of an insurer or an insurer’s holding company.  Laws such as these that apply to us prevent any person from acquiring control of The St. Paul or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval.  Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted.  Accordingly, any person who acquires 10% or more of the voting securities of The St. Paul without the prior approval of the insurance regulators of the states in which our insurance subsidiaries are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

In addition, many state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration.  Any future transactions that would constitute a change in control of The St. Paul may require prior notification in those states that have adopted pre-acquisition notification laws.

Change of control laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of The St. Paul, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

State Regulation of Insurance Operations.  Our insurance subsidiaries are subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business.  The nature and extent of such regulation vary but generally have their source in statutes that delegate regulatory, supervisory and administrative powers to insurance regulators, which in the U.S. are state authorities.  Such regulation, supervision and administration of the insurance subsidiaries may relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; restrictions on the size of risk which may be insured under a single policy; deposits of securities for the benefit of policyholders; regulation of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; requirements regarding reserves for unearned premiums, losses and other matters; the nature of and limitations on dividends to policyholders and shareholders; the nature and extent of required participation in insurance guaranty funds; and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in workers’ compensation insurance lines.

Loss ratio trends in property-liability insurance underwriting experience may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates, purchasing reinsurance or by a combination of these factors. The ability of our insurance subsidiaries to meet emerging adverse underwriting trends may be delayed, from time to time, by the effects of laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. Our U.S. underwriting operations do business in all 50 states and the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. A number of these jurisdictions require prior approval of most or all premium rates.

Risk-Based Capital Requirements.  In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (the “NAIC”) has adopted a formula and model law to implement risk-based capital (“RBC”) requirements for most property and casualty insurance companies, which is designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.  The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth.

Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The RBC ratios for each of our insurance subsidiaries currently are above the ranges that would require any regulatory or corrective action.

IRIS Tests.  The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities.  Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.”  Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios.  If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue.  We are not aware that any of our insurance companies are currently subject to regulatory scrutiny based on these ratios.

Insurance Reserves. State and provincial insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

Shared Market and Similar Arrangements. State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers.  Shared market mechanisms include assigned risk plans; fair access to insurance requirement or “FAIR” plans; and reinsurance facilities for covering catastrophic risk.  In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts.  Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state.  We cannot predict the financial impact of our participation in these arrangements.

Insurance Guaranty Association Assessments.  Each state has insurance guaranty association laws under which life and property and casualty insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants.  Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state.  For the years ended December 31, 2002 and 2001, we incurred net expense of $13 million and $5 million, respectively, pursuant to state insurance guaranty association laws.  While we cannot predict the amount and timing of any future assessments on our insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal Regulation of Insurance Operations.  On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, or “TRIA.”  A discussion of TRIA’s principal provisions can be found in the “Terrorism Risk and Legislation” section of Management’s Discussion and Analysis included on pages 25 and 26 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

Our domestic insurance subsidiaries are subject to TRIA, although TRIA does not apply to all of the coverages they write.  TRIA does apply to most of our coverages written, including property, commercial multi-peril, fire, ocean marine, inland marine, liability, commercial auto, aircraft, surety and workers’ compensation.

International Regulation of Insurance Operations.  Our insurance underwriting operations in the United Kingdom are regulated by the Financial Services Authority (FSA).  The FSA’s principal objectives are to maintain market confidence, promote public understanding of the financial system, protect consumers, and to fight financial crime.  In Canada, the conduct of insurance business is regulated under provisions of the Insurance Companies Act of 1992, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force.  The Lloyd’s operation is also regulated by the FSA, which has delegated certain regulatory responsibilities to the Council of Lloyd’s.  We are also subject to regulations in the other countries and jurisdictions in which we underwrite insurance business.  The terms and conditions of our plans to cease underwriting operations in selected foreign countries were subject to regulatory approval in several of those countries.

Asset Management

One of Nuveen Investments’ subsidiaries is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Securities and Exchange Commission (the “Commission”), NASD Regulation, Inc. and other federal and state agencies and self-regulatory organizations.  The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

Each of Nuveen Investments’ investment adviser subsidiaries is registered with the Commission under the Investment Advisers Act.  Virtually all aspects of Nuveen Investments’ investment management business are subject to various federal and state laws and regulations.  These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Nuveen from carrying on its investment management business in the event that it fails to comply with such laws and regulations.  In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on Nuveen Investments’ engaging in the investment management business for specified periods of time, the revocation of its advisory subsidiaries’ registrations as investment advisers or other censures and fines.

Forward-Looking Statement Disclosure and Certain Risks

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995.  Forward-looking statements are statements other than historical information or statements of current condition.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “estimates,” or variations of such words, and similar expressions are intended to identify forward-looking statements.  Examples of these forward-looking statements include statements concerning:

•                  market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income;

•                  price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years;

•                  statements concerning the anticipated approval of the Western MacArthur asbestos litigation settlement; and

•                  statements concerning our expectations of savings in our Health Care segment as we settle claims in a runoff environment.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements.  These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved.  Risks and uncertainties include, but are not limited to, the following:

•                  changes in the demand for, pricing of, or supply of our products;

•                  our ability to effectively implement price increases;

•                  general economic conditions, including changes in interest rates and the performance of financial markets;

•                  additional statement of operations charges if our loss reserves are insufficient;

•                  our exposure to natural or man-made catastrophic events, which are unpredictable, with a frequency or severity exceeding our estimates, resulting in material losses;

•                  the possibility that claims cost trends that we anticipate in our Health Care and other businesses may not develop as we expect;

•                  the impact of the September 11, 2001 terrorist attack and the ensuing global war on terrorism on the insurance and reinsurance industry in general, the implementation of the Terrorism Risk Insurance Act and potential further intervention in the insurance and reinsurance markets to make available insurance coverage for acts of terrorism;

•                  risks relating to our potential exposure to losses arising from acts of terrorism and our ability to obtain reinsurance covering such exposures;

•                  risks relating to our continuing ability to obtain reinsurance covering catastrophe, surety and other exposures at appropriate prices and/or in sufficient amounts;

•                  risks relating to the collectibility of reinsurance and adequacy of reinsurance to protect us against losses;

•                  risks and uncertainties relating to international political developments, including the possibility of warfare, and their potential effect on economic conditions;

•                  changes in domestic and foreign laws, tax laws and changes in the regulation of our businesses which affect our profitability and our growth;

•                  the possibility of downgrades in our ratings significantly adversely affecting us, including, but not limited to, reducing the number of insurance policies we write, generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers or causing us to borrow at higher interest rates;

•                  the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability;

•                  the effect of financial market and interest rate conditions on pension plan assumptions and contribution levels;

•                  the impact of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;

•                  risks related to the business underwritten on our policy forms on behalf of Platinum Underwriters Holdings, Ltd. (“Platinum”) and fully reinsured to Platinum pursuant to the quota share reinsurance agreements entered into in connection with the transfer of our ongoing reinsurance operations to Platinum in 2002;

•                  loss of significant customers;

•                  risks relating to the decision of the bankruptcy court with respect to the approval of the settlement of the Western MacArthur matter;

•                  changes in our estimate of insurance industry losses resulting from the September 11, 2001 terrorist attack (including the impact if that attack were deemed two insurable events rather than one);

•                  adverse developments in non-Western MacArthur related asbestos litigation (including claims that certain asbestos-related insurance policies are not subject to aggregate limits);

•                  adverse developments in environmental litigation involving policy coverage and liability issues;

•                  the effects of emerging claim and coverage issues on our business, such as developments relating to issues such as mold conditions, construction defects and changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;

•                  the growing trend of plaintiffs targeting property-liability insurers, including us, in purported class action litigation relating to claim-handling and other practices;

•                  the inability of our subsidiaries to pay dividends to us in sufficient amounts to enable us to meet our obligations and pay future dividends;

•                  the cyclicality of the property-liability insurance industry causing fluctuations in our results;

•                  risks relating to our asset management business, including the risk of material reductions to assets under management if we experience poor investment performance;

•                  our dependence on the business provided to us by agents and brokers;

•                  our implementation of new strategies, including our intention to withdraw from certain lines of business, as a result of the strategic review completed in late 2001;

•                  and various other matters.

Item 2.                    Properties.

Fire and Marine owns our corporate headquarters buildings, located at 385 Washington Street and 130 West Sixth Street, St. Paul, MN.  These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space.  Fire and Marine also owns property in Woodbury, MN where its Administrative Services Building and off-site computer processing operations are located.  Fire and Marine also owns the former USF&G headquarters campus known as Mount Washington Center, located in Baltimore, MD.  The campus currently houses offices for certain executives of The St. Paul, as well as offices for certain underwriting, legal and claim personnel.  A training and development center also resides on the Mount Washington campus.  Fire and Marine has leased a substantial portion of one of the buildings on the campus to an outside party.  At the end of January 2003, we signed a nonbinding letter of intent to sell the entire Mount Washington Center campus.  In the event that potential sale occurs, we expect to lease back a portion of the property until September 30, 2004.

We own a building in London, England, which houses a portion of our U.K. operations.  We retained ownership of another building in London subsequent to the sale of Minet Holdings plc to Aon Corporation in 1997, which is being leased to an outside party.  In a transaction completed in March 2001, we sold a 50% interest in this building.

Fire and Marine and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment.  Included in this portfolio are four office buildings in which we hold a 50% ownership interest located on Manhattan Island in New York, NY which collectively accounted for approximately 7% of the carrying value of the property portfolio at December 31, 2002.

Our operating subsidiaries rent or lease office space in most cities in which they operate.

Management considers the currently owned and leased office facilities of The St. Paul and its subsidiaries adequate for the current and anticipated future level of operations.

Item 3.                    Legal Proceedings.

The information set forth in the “Legal Matters” section of Note 17 to our consolidated financial statements, and the “Asbestos Settlement Agreement” and “Environmental and Asbestos Claims” sections of Management’s Discussion and Analysis, which are all included in our 2002 Annual Report to Shareholders, are incorporated herein by reference.

In 1990, at the direction of the UK Department of Trade and Industry (DTI), five insurance underwriting subsidiaries of London United Investments PLC (LUI) suspended underwriting new insurance business.  At the same time, four of those subsidiaries, being insolvent, suspended payment of claims and have since been placed in provisional liquidation.  The fifth subsidiary, Walbrook Insurance Company, continued paying claims until May of 1992 when it was also placed in provisional insolvent liquidation.  Weavers Underwriting Agency (Weavers), an LUI subsidiary, managed these insurers.  Minet, a former insurance brokerage subsidiary of ours, had brokered business to and from Weavers for many years.  From 1973 through 1980, our UK-based underwriting operations, now called St. Paul International Insurance Company Ltd. (SPI), had accepted business from Weavers.  A portion of that business was ceded by SPI to reinsurers.  Certain of those reinsurers have challenged the validity of certain reinsurance contracts (or the amount of recovery thereunder) relating to the Weavers pool, of which SPI was a member, in an attempt to avoid liability under those contracts.  SPI and other members of the Weavers pool are seeking enforcement of the reinsurance contracts.  Minet may also become the subject of legal proceedings arising from its role as one of the major brokers for Weavers.  When we sold Minet in May 1997, we agreed to indemnify the purchaser for most of Minet’s then existing liabilities, including liabilities relating to the Weavers matter. We will vigorously contest any proceedings relating to the Weavers matter.  We recognize that the final outcome of these proceedings, if adverse to us, may materially impact the results of operations in the period in which that outcome occurs.  We believe that such an adverse outcome, however, will not have a materially adverse effect on our liquidity or overall financial position.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

Executive Officers Of The St. Paul

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul or Fire and Marine.  There are no family relationships between any of our executive officers and directors, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.  The officers listed in the chart below, except Jay S. Fishman, Thomas A. Bradley, William H. Heyman, Andy F. Bessette, John A. MacColl, Timothy M. Yessman, Marita Zuraitis and Samuel G. Liss have held positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years.

Jay S. Fishman joined The St. Paul in October 2001.  Prior to that date, Mr. Fishman was employed as Chairman, President and Chief Executive Officer of The Travelers Insurance Group and as Chief Operating Officer-Finance and Risk of Citigroup, Inc.  Mr. Fishman held various executive positions with Citigroup and its predecessor since 1989 and with Travelers since 1993.  William H. Heyman joined The St. Paul in April 2002.  For more than five years prior to that date, Mr. Heyman was employed by Citigroup, Inc., most recently in the position of Chairman of Citigroup Investments.  Andy F. Bessette joined The St. Paul in January 2002.  For more than five years prior to that date, Mr. Bessette held various positions in corporate real estate and corporate services at Travelers Insurance Company, including the position of vice president since 1999.  Timothy M. Yessman joined The St. Paul in November 2001.  For more than five years prior to that date, Mr. Yessman was employed in various capacities at Travelers Property Casualty Company, including most recently in the position of Senior Vice President of Travelers Specialty Liability Group.  Samuel G. Liss joined The St. Paul in February 2003.  Mr. Liss was most recently employed as an independent financial consultant.  For the period 1994 to 2001, Mr. Liss was employed as a Managing Director at Credit Suisse First Boston.

Messrs. Thomas A. Bradley and John A. MacColl, and Ms. Marita Zuraitis, held positions and were employees of USF&G Corporation or one of its subsidiaries for five or more years prior to its merger with The St. Paul in April of 1998.

Name	Age	Positions Presently Held	Term of Office and Period of Service
Jay S. Fishman	50	Chairman, Chief Executive Officer and President (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from October 2001.

Thomas A. Bradley	45	Executive Vice President and Chief Financial Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from July 2002.

William H. Heyman	54	Executive Vice President and Chief Investment Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from April 2002.

John A. MacColl	54	Vice Chairman and General Counsel (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from May 2002.

Andy F. Bessette	49	Executive Vice President and Chief Administrative Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from July 2002.

Name	Age	Positions Presently Held	Term of Office and Period of Service
Timothy M. Yessman	43	Executive Vice President, Claim (Fire and Marine)	Serving at the pleasure of the Board from November 2001.

Marita Zuraitis	42	Executive Vice President – Commercial Lines (Fire and Marine)	Serving at the pleasure of the Board from July 2001.

T. Michael Miller	44	Executive Vice President – Specialty Commercial (Fire and Marine)	Serving at the pleasure of the Board from July 2001.

Kent D. Urness	54	Executive Vice President – International Insurance Operations (Fire and Marine)	Serving at the pleasure of the Board from July 2001.

Samuel G. Liss	46	Executive Vice President – Business Development (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from February 2003.

Bruce A. Backberg	54	Senior Vice President and Corporate Secretary (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from November 1997.

John P. Clifford	47	Senior Vice President – Human Resources (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2002.

John C. Treacy	39	Vice President and Corporate Controller (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2001.

Laura C. Gagnon	41	Vice President – Finance and Investor Relations (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from July 1999.

Part II

Item 5.                    Market for the Registrant’s Common Equity and
                                Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange, where it is assigned the symbol SPC.  The number of holders of record, including individual owners, of our common stock was 18,021 as of March 14, 2003.  The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of our common stock for each quarter during the last two years.

	High	Low	Cash Dividend Declared
2002
First Quarter	$49.41	$39.50	$0.29
Second Quarter	50.12	38.34	0.29
Third Quarter	37.88	24.20	0.29
Fourth Quarter	37.24	27.05	0.29

2001
First Quarter	$51.38	$40.25	$0.28
Second Quarter	52.12	41.53	0.28
Third Quarter	50.79	35.50	0.28
Fourth Quarter	51.50	40.30	0.28

Cash dividends paid per share in 2002 and 2001 were $1.15 and $1.11, respectively.

Equity Compensation Plan Information

The following table presents information related to securities to be issued upon the exercise of outstanding options, warrants and rights pursuant to equity compensation plans that have been approved by shareholders, as well as plans  that have not been approved by shareholders, as of December 31, 2002.

		(a)	(b)	(c)
Plan category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))

Equity compensation plans approved by security holders		17,216,477	$39.87	12,121,240	(1)

Equity compensation plans not approved by security holders	(2)	960,971	$38.40	—

Total		18,177,448	$39.79	12,121,240

(1)  Of the 12,121,240 shares remaining available at December 31, 2002, up to 5,518,054 could be issued as restricted stock.

(2)  The St. Paul International 1988 Stock Option Plan and The St. Paul Holdings 1996 Stock Option Plan were established to grant options to certain eligible employees of our U.K. operations.  The options granted under these plans were priced at the market price of our common stock on the date of grant and were eligible for exercise at any time from three to ten years after the date of grant.

In April 1998, The St. Paul merged with USF&G Corporation (“USF&G”), and the outstanding options on USF&G stock were converted into options on The St. Paul’s stock.  At December 31, 2002, 843,555 stock options were outstanding pursuant to that conversion, of which 655,131 (with a weighted average exercise price of $38.61) related to plans approved by USF&G shareholders prior to the merger, and 188,424 (with a weighted average exercise price of $26.35) related to plans that had not been approved by USF&G shareholders prior to the merger.  These options are not included in the preceding table.

Item 6                     Selected Financial Data.

The “Six-Year Summary of Selected Financial Data” included on page 57 of The St. Paul’s 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 56 of The St. Paul’s 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

The “Exposures to Market Risk” section of Management’s Discussion and Analysis on pages 54 and 55 of The St. Paul’s 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8.                    Financial Statements and Supplementary Data.

The “Independent Auditors’ Report,” “Management’s Responsibility for Financial Statements,” Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows, and Notes to Consolidated Financial Statements included on pages 58 through 91 of The St. Paul’s 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 10.                  Directors and Executive Officers of the Registrant.

The “Election of Directors - Nominees for Directors” section, which provides information regarding our directors, on pages 4 to 6 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 2003, is incorporated herein by reference.  Pierson M. Grieve, 75, Sir David G. John, 64, and Bruce K. MacLaury, 71, are currently directors of The St. Paul, but are not standing for re-election at the 2003 Annual Meeting of Shareholders.

The “Section 16(a) Beneficial Ownership Reporting Compliance” section on page 25 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 2003, is incorporated herein by reference.

Item 11.                  Executive Compensation.

The “Executive Compensation” section on pages 13 to 21 and the “Election of Directors - Board of Directors Compensation” section on pages 6 to 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 2003, are incorporated herein by reference.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Security Ownership of Certain Beneficial Owners and Management” section on pages 23 to 25 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 2003, is incorporated herein by reference.

Item 13.                  Certain Relationships and Related Transactions.

The “Indebtedness of Management” section on page 22 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 2003, is incorporated herein by reference.

Item 14.                  Controls and Procedures.

The St. Paul has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”).  Jay S. Fishman, Chairman and Chief Executive Officer of The St. Paul, and Thomas A. Bradley, Executive Vice President and Chief Financial Officer of The St. Paul, have evaluated our disclosure controls and procedures within 90 days of the filing of this Form 10-K.  Based on their evaluations, Messrs. Fishman and Bradley have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of their evaluations.  There were no deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part IV

Item 15.                  Exhibits, Financial Statements, Financial Statement
                                Schedules and Reports on Form 8-K.

(a)  Filed documents.  The following documents are filed as part of this report:

1.	Financial Statements.
Incorporated by reference into Part II of this report:
The St. Paul Companies, Inc. and Subsidiaries:
Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2002, 2001 and 2000
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Independent Auditors’ Report

The foregoing documents are included in The St. Paul’s 2002 Annual Report to Shareholders and are incorporated herein by reference.

2.	Financial Statement Schedules.
The St. Paul Companies, Inc. and Subsidiaries:

Independent Auditors’ Report on Financial Statement Schedules
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

3.		Exhibits. An Exhibit Index is set forth at page 52 of this report.

Exhibit No.

(2)

The Formation and Separation Agreement between The St. Paul and Platinum Underwriters Holdings, Ltd., dated as of October 28, 2002, is incorporated by reference to Exhibit 2 of Platinum Underwriters Holdings, Ltd.'s October 23, 2002 amendment to its Registration Statement on Form S-1 (File No. 333-86906).

	(3)	(a)	The current articles of incorporation of The St. Paul are incorporated by reference to Exhibit 3(a) of the Form 10-K for the year ended December 31, 1998.

		(b)	The current bylaws of The St. Paul are incorporated by reference to Exhibit 3(b) of the Form 10-K for the year ended December 31, 2000.

	(4)	(a)	A specimen certificate of The St. Paul’s common stock is incorporated by reference to Exhibit 4(a) of the Form 10-K for the year ended December 31, 1998.

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of The St. Paul and its subsidiaries on a consolidated basis.  The St. Paul agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

	(10)	(a)	The Senior Executive Performance Plan is incorporated by reference to Exhibit 10(a) of the Form 10-K for the year ended December 31, 2001.

		(b)	The Employment Agreement dated October 10, 2001 between The St. Paul and Mr. Jay S. Fishman is incorporated by reference to Exhibit 10(b) of the Form 10-Q for the quarter ended September 30, 2001.

		(c)	The Employment Agreement dated November 5, 2001 between The St. Paul and Timothy M. Yessman is filed herewith.

		(d)	The Retention Incentive Agreement dated May 20, 2002 between The St. Paul and John A. MacColl is incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended June 30, 2002.

		(e)	The Deferred Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(a) of the Form 10-K for the year ended December 31, 2000.

		(f)	The Amended and Restated Senior Executive Severance Policy is incorporated by reference to Exhibit 10(e) of the Form 10-K for the year ended December 31, 2001.

	(g)	The Amended and Restated 1994 Stock Incentive Plan is incorporated by reference to Exhibit 10(f) of the Form 10-K for the year ended December 31, 2001.

	(h)	The Directors’ Charitable Award Program, as Amended, is incorporated by reference to Exhibit 10(d) of the Form 10-K for the year ended December 31, 2000.

	(i)	The Amended and Restated Special Severance Policy is incorporated by reference to Exhibit 10(e) of the Form 10-K for the year ended December 31, 1998.

	(j)	The Amendment to the Amended and Restated Special Severance Policy is incorporated by reference to Exhibit 10(e) of the Form 10-K for the year ended December 31, 2000.

	(k)	The 1988 Stock Option Plan as in effect for options granted prior to June 1994, as amended, is incorporated by reference to Exhibit 10(c) of the Form 10-K for the year ended December 31, 1998.

	(l)	The Non-Employee Director Stock Retainer Plan is incorporated by reference to Exhibit 10(d) of the Form 10-K for the year ended December 31, 1998.

	(m)	The Annual Incentive Plan is incorporated by reference to the Proxy Statement relating to the 1999 Annual Meeting of Shareholders that was held on May 4, 1999.

	(n)	The Deferred Management Incentive Awards Plan is incorporated by reference to Exhibit 10(a) of the Form 10-K for the year ended December 31, 1997.

	(o)	The Directors’ Deferred Compensation Plan is incorporated by reference to Exhibit 10(b) of the Form 10-K for the year ended December 31, 1997.

	(p)	The Benefit Equalization Plan - 1995 Revision is incorporated by reference to Exhibit 10(e) of the Form 10-K for the year ended December 31, 1997.

	(q)	First Amendment to Benefit Equalization Plan - 1995 Revision is incorporated by reference to Exhibit 10(f) of the Form 10-K for the year ended December 31, 1997.

	(r)	Executive Post-Retirement Life Insurance Plan - Summary Plan Description is incorporated by reference to Exhibit 10(g) of the Form 10-K for the year ended December 31, 1997.

	(s)	Executive Long-Term Disability Plan - Summary Plan Description is incorporated by reference to Exhibit 10(h) of the Form 10-K for the year ended December 31, 1997.

	(t)	The St. Paul Re Long-Term Incentive Plan is incorporated by reference to the Form S-8 Registration Statement filed March 17, 1998 (Commission File No. 333-48121).

	(u)	The Special Leveraged Stock Purchase Plan is incorporated by reference to Exhibit 10(c) of the Form 10-Q for the quarter ended March 31, 1997.

(11)		A statement regarding the computation of per share earnings is filed herewith.

(12)		A statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

(13)

The St. Paul’s 2002 Annual Report to Shareholders is furnished to the Commission in paper format pursuant to Rule 14a-3(c).  The following portions of such annual report, representing those portions expressly incorporated by reference in this report on Form  10-K, are filed as an exhibit to this report:

Portions of Annual Report for the Year Ended December 31, 2001	Location of Information Incorporated by Reference

Consolidated Financial Statements	Item 8
Notes to Consolidated Financial Statements	Item 1, 8
Independent Auditors’ Report	Item 8
Management’s Discussion and Analysis	Item 1, 3, 7
Six-Year Summary of Selected Financial Data	Item 6

(21)	List of subsidiaries of The St. Paul Companies, Inc. is filed herewith.

(23)

Consent of independent auditors to incorporation by reference of certain reports into Registration Statements on Form S-8 (SEC File No. 33-15392, No. 33-23446, No. 33-23948, No. 33-24220, No. 33-24575, No. 33-26923, No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329, No. 333-25203, No. 333-28915, No. 333-48121, No. 333-50941, No. 333-50943, No. 333-67983, No. 333-63114, No. 333-63118, No. 333-65726 and No. 333-65728) and Form S-3 (SEC File No. 333-92466, No. 333-92466-01, No. 333-98525 and No. 333-98525-01) is filed herewith.

(24)	Power of attorney is filed herewith.

(b)	Reports on Form 8-K.

(1)

A Form 8-K Current Report dated November 4, 2002 was filed related to announcement of The St. Paul’s completion of the transfer of its continuing reinsurance business to Platinum Underwriters Holdings, Ltd.

	(2)	A Form 8-K Current Report dated January 27, 2003 was filed related to the announcement of The St. Paul’s consolidated financial results for the year ended December 31, 2002.

(3)

A Form 8-K Current Report dated March 5, 2003 was filed containing the following documents for The St. Paul for the year ended December 31, 2002: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Six-year Summary of Selected Financial Data; Statement Regarding Management’s Responsibility for Financial Statements; Independent Auditors’ Report; Consolidated Financial Statements; Notes to Consolidated Financial Statements; and Consent of Independent Auditors.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ST. PAUL COMPANIES, INC.
(Registrant)

Date:	March 20, 2003	By	Bruce A. Backberg
Bruce A. Backberg
Senior Vice President and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.

Date:	March 20, 2003	By	Jay S. Fishman
Jay S. Fishman, Director, Chairman of the Board, Chief Executive Officer and President

Date:	March 20, 2003	By	Thomas A. Bradley
Thomas A. Bradley, Executive Vice President and Chief Financial Officer

Date:	March 20, 2003	By	John C. Treacy
John C. Treacy, Vice President and Corporate Controller (Principal Accounting Officer)

Date:	March 20, 2003	By	Carolyn H. Byrd
Carolyn H. Byrd*, Director

Date:	March 20, 2003	By	John H. Dasburg
John H. Dasburg*, Director

Date:	March 20, 2003	By	Janet M. Dolan
Janet M. Dolan*, Director

Date:	March 20, 2003	By	Kenneth M. Duberstein
Kenneth M. Duberstein*, Director

Date:	March 20, 2003	By	Lawrence G. Graev
Lawrence G. Graev*, Director

Date:	March 20, 2003	By	Pierson M. Grieve
Pierson M. Grieve*, Director

Date:	March 20, 2003	By	Thomas R. Hodgson
Thomas R. Hodgson*, Director

Date:	March 20, 2003	By	David G. John
David G. John*, Director

Date:	March 20, 2003	By	William H. Kling
William H. Kling*, Director

Date:	March 20, 2003	By	John A. MacColl
John A. MacColl*, Director, Vice Chairman and General Counsel

Date:	March 20, 2003	By	Bruce K. MacLaury
Bruce K. MacLaury*, Director

Date:	March 20, 2003	By	Glen D. Nelson, M.D.
Glen D. Nelson, M.D.*, Director

Date:	March 20, 2003	By	Gordon M. Sprenger
Gordon M. Sprenger*, Director

Date:	March 20, 2003	*By	Bruce A. Backberg
Bruce A. Backberg, Attorney-in-fact

CERTIFICATION

I, Jay S. Fishman, Chairman and Chief Executive Officer, certify that:

1.               I have reviewed this annual report on Form 10-K of The St. Paul Companies, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	By:	Jay S. Fishman
Jay S. Fishman
Chairman, President and Chief Executive Officer

CERTIFICATION

I, Thomas A. Bradley, Chief Financial Officer, certify that:

1.               I have reviewed this annual report on Form 10-K of The St. Paul Companies, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	By:	Thomas A. Bradley
Thomas A. Bradley
Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders

The St. Paul Companies, Inc.:

Under date of January 27, 2003, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders.  These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002.  In connection with our audits of the aforementioned consolidated financial statements we also have audited the related financial statement schedules I through V, as listed in the index in Item 15(a)2 of said Form 10-K.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules I through V, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 2001 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, as also described in the notes to the consolidated financial statements, in 2002 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 141, “Business Combinations” and the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Minneapolis, Minnesota	KPMG LLP
January 27, 2003	KPMG LLP

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2002

(In millions)

	2002
	Cost*	Value*	Amount at which shown in the balance sheet
Type of investment:

Fixed maturities:

United States Government and government agencies and authorities	$1,054	$1,125	$1,125
States, municipalities and political subdivisions	4,263	4,609	4,609
Foreign governments	1,779	1,848	1,848
Corporate securities	6,482	6,893	6,893
Asset-backed securities	660	683	683
Mortgage-backed securities	1,940	2,030	2,030

Total fixed maturities	16,178	17,188	17,188

Equity securities:

Common stocks:
Public utilities	3	3	3
Banks, trusts and insurance companies	58	53	53
Industrial, miscellaneous and all other	355	338	338

Total equity securities	416	394	394

Venture capital	577	581	581

Real estate and mortgage loans**	880		874
Securities lending collateral	764	806	806
Other investments	738		738
Short-term investments	2,152		2,152

Total investments	$21,705		$22,733

*        See Notes 1, 8, 9 and 10 to the consolidated financial statements included in our 2002 Annual Report to Shareholders.

**      The cost of real estate represents the cost of properties before valuation provisions.  (See Schedule V on page 51).

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET INFORMATION

December 31, 2002 and 2001

(In millions)

	2002	2001
Assets:

Investment in subsidiaries	$8,800	$7,512
Investments:
Fixed maturities	99	214
Equity securities	39	300
Short-term investments	26	30
Other investments	52	—
Cash	2	7
Deferred income taxes	386	286
Refundable income taxes	70	—
Intercompany loans receivable	376	56
Other assets	216	295

Total assets	$10,066	$8,700

Liabilities:

Debt	$3,866	$2,989
Income taxes payable	—	117
Dividends payable to shareholders	66	58
Other liabilities	388	422

Total liabilities	4,320	3,586

Shareholders’ Equity:
Preferred:
Convertible preferred stock	105	111
Guaranteed obligation - PSOP	(40)	(53)

Total preferred shareholders’ equity	65	58

Common:
Common stock, authorized 480 shares; issued 227 shares (208 in 2001)	2,606	2,192
Retained earnings	2,473	2,500
Accumulated other comprehensive income:
Unrealized appreciation of investments	671	442
Unrealized loss on foreign currency translation	(68)	(76)
Unrealized loss on derivatives	(1)	(2)

Total accumulated other comprehensive income	602	364

Total common shareholders’ equity	5,681	5,056

Total shareholders’ equity	5,746	5,114

Total liabilities and shareholders’ equity	$10,066	$8,700

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF INCOME INFORMATION

Years Ended December 31, 2002, 2001 and 2000

(In millions)

	2002	2001	2000

Revenues:
Net investment income	$20	$26	$29
Realized investment gains (losses)	(7)	24	8
Other	15	8	—

Total revenues	28	58	37

Expenses:
Interest expense	190	152	165
Administrative and other expenses	69	92	97

Total expenses	259	244	262

Loss before income tax benefit	(231)	(186)	(225)
Income tax benefit	(237)	(58)	(89)

Income (loss) from continuing operations - parent company only	6	(128)	(136)

Equity in net income (loss) of subsidiaries	243	(881)	1,106

Income (loss) from continuing operations before cumulative effect of accounting change	249	(1,009)	970
Cumulative effect of accounting change	(6)	—	—

Income (loss) from continuing operations	243	(1,009)	970
Gain (loss) from discontinued operations	(25)	(79)	23

Consolidated net income (loss)	$218	$(1,088)	$993

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS INFORMATION

Years Ended December 31, 2002, 2001 and 2000

(In millions)

	2002	2001	2000

Operating Activities:
Net income (loss) – parent only	$6	$(128)	$(136)
Cash dividends from subsidiaries	39	513	510
Net tax payments (to) from subsidiaries	(191)	305	339
Net federal income tax refund (payments)	142	111	(110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Pretax realized investment (gains) losses	7	(24)	(8)
Provision for federal deferred tax expense (benefit)	(93)	168	67
Other changes in income taxes payable/refundable	(141)	(213)	(114)
Other	48	18	23

Cash provided (used) by operating activities	(183)	750	571

Investing Activities:
Purchases of investments	(94)	(155)	(278)
Proceeds from sales and maturities of investments	466	169	168
Capital contributions and loans to subsidiaries	(1,168)	(821)	(119)
Proceeds received upon assumption of subsidiary debt	—	—	123
Proceeds from sale of subsidiaries	18	—	—
Proceeds from payment of note receivable	70	—	—
Discontinued operations	(6)	(6)	(9)
Purchase of property and equipment	—	—	(18)
Other	57	39	(1)

Cash used by investing activities	(657)	(774)	(134)

Financing Activities:
Dividends paid to shareholders	(253)	(245)	(241)
Proceeds from issuance of debt	941	467	498
Proceeds from issuance of company stock	413	—	—
Repayment and maturities of debt and preferred securities	(279)	(216)	(259)
Proceeds from issuance of preferred securities	—	575	—
Repurchase of common shares	(1)	(589)	(536)
Stock options exercised and other	14	39	97

Cash provided (used) by financing activities	835	31	(441)

Change in cash	(5)	7	(4)
Cash at beginning of year	7	—	4

Cash at end of year	$2	$7	$—

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

1.      The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in our 2002 Annual Report to Shareholders.  The Annual Report includes our Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Some data in the accompanying condensed financial information for the years 2001 and 2000 were reclassified to conform to the 2002 presentation.

2.       Debt of the parent company consisted of the following (in millions):

	December 31,
	2002	2001

External:
Commercial paper	$379	$606
Medium-term notes	523	571
7-7/8% senior notes	249	249
8-1/8% senior notes	249	249
Zero coupon convertible notes	107	103
7-1/8% senior notes	80	80
Variable rate borrowings	64	64
5-1/4% senior notes	443	—
5-3/4% senior notes	499	—
Fair value of interest rate swap agreements	65	23
Total external debt	2,658	1,945

Intercompany(1):
Subordinated debentures	928	932
Guaranteed PSOP debt	40	53
Notes payable to subsidiaries	240	59
Total intercompany debt	1,208	1,044

Total debt	$3,866	$2,989

(1) Eliminated in consolidation.  The intercompany subordinated debentures are payable to subsidiary trusts holding solely convertible subordinated debentures of the company.  These trusts issued external financing in the form of company-obligated mandatorily redeemable preferred securities.

See Note 13 to the consolidated financial statements included in the 2002 Annual Report to Shareholders for further information on debt outstanding at Dec. 31, 2002.

The amount of debt, other than commercial paper and debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 2003; $67 million; 2004, $110 million; 2005, $429 million; 2006, $59 million; and 2007, $1,015 million.

In the normal course of business, the parent company guarantees the performance of our consolidated subsidiaries.  These obligations are included in the consolidated financial statements and footnotes in our 2002 Annual Report to Shareholders.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

(In millions)

	December 31,
	Deferred policy acquisition expenses	Gross loss, loss adjustment expense reserves	Gross unearned premiums

2002

Property-Liability Insurance:
Specialty Commercial	$159	$3,694	$1,244
Commercial Lines	147	5,870	929
Surety & Construction	153	2,055	751
International & Lloyd’s	67	2,152	569

Total ongoing segments	526	13,771	3,493

Health Care	4	2,521	47
Reinsurance	16	4,337	231
Other	8	1,647	45

Total runoff segments	28	8,505	323

Discontinued operations	—	350	—

Total	$554	$22,626	$3,816

2001

Property-Liability Insurance:
Specialty Commercial	$147	$3,267	$1,061
Commercial Lines	141	5,683	879
Surety & Construction	128	1,659	557
International & Lloyd’s	44	1,876	378

Total ongoing segments	460	12,485	2,875

Health Care	22	2,990	388
Reinsurance	107	4,570	399
Other	39	1,561	211

Total runoff segments	168	9,121	998

Discontinued operations	—	495	84

Total	$628	$22,101	$3,957

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

(In millions)

	Premiums earned	Net investment income	Insurance losses, loss adjustment expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
2002

Property-Liability
Insurance:
Specialty Commercial	$1,856	$—	$1,214	$355	$135	$1,986
Commercial Lines	1,760	—	1,552	482	104	1,827
Surety & Construction	1,141	—	950	365	129	1,266
International & Lloyd’s	716	—	481	128	20	808

Total ongoing segments	5,473	—	4,197	1,330	388	5,887

Health Care	474	—	553	70	(2)	173
Reinsurance	1,071	—	771	106	172	751
Other	372	—	474	57	145	235

Total runoff segments	1,917	—	1,798	233	315	1,159
Net investment income	—	1,161	—	—	—	—

Total	$7,390	$1,161	$5,995	$1,563	$703	$7,046

2001

Property-Liability
Insurance:
Specialty Commercial	$1,410	$—	$1,054	$237	$161	$1,564
Commercial Lines	1,504	—	1,028	374	173	1,643
Surety & Construction	926	—	614	296	105	973
International & Lloyd’s	590	—	684	112	143	656

Total ongoing segments	4,430	—	3,380	1,019	582	4,836

Health Care	693	—	1,457	125	70	660
Reinsurance	1,593	—	1,922	347	137	1,677
Other	580	—	720	98	55	590

Total runoff segments	2,866	—	4,099	570	262	2,927
Net investment income	—	1,199	—	—	—	—

Total	$7,296	$1,199	$7,479	$1,589	$844	$7,763

2000

Property-Liability
Insurance:
Specialty Commercial	$1,095	$—	$696	$243	$147	$1,211
Commercial Lines	1,387	—	840	324	196	1,456
Surety & Construction	782	—	360	279	111	847
International & Lloyd’s	255	—	148	62	83	347

Total ongoing segments	3,519	—	2,044	908	537	3,861

Health Care	573	—	645	99	57	532
Reinsurance	1,121	—	811	304	137	1,074
Other	379	—	413	85	50	417

Total runoff segments	2,073	—	1,869	488	244	2,023
Net investment income	—	1,247	—	—	—	—

Total	$5,592	$1,247	$3,913	$1,396	$781	$5,884

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

Years Ended December 31, 2002, 2001 and 2000

(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Property-liability insurance premiums earned:

2002	$7,569	$2,342	$2,163	$7,390	29.3%

2001	$6,656	$2,045	$2,685	$7,296	36.8%

2000	$5,819	$2,246	$2,019	$5,592	36.0%

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

(In millions)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts(2)	Deductions(1)	Balance at end of year

2002

Real estate valuation adjustment	$6	—	—	—	$6

Allowance for uncollectible:
Agency loans	$3	—	—	1	$2

Premiums receivable from underwriting activities	$34	10	—	15	$29

Reinsurance	$100	48		26	$122

Deductibles	$30	7	—	—	$37

2001

Real estate valuation adjustment	$6	—	—	—	$6

Allowance for uncollectible:
Agency loans	$3	—	—	—	$3

Premiums receivable from underwriting activities	$28	17	—	11	$34

Reinsurance	$31	67	2	—	$100

Deductibles	$21	9	—	—	$30

2000

Real estate valuation adjustment	$6	—	—	—	$6

Allowance for uncollectible:
Agency loans	$3	—	—	—	$3

Premiums receivable from underwriting activities	$27	13	—	12	$28

Reinsurance	$28	1	5	3	$31

Deductibles	$23	—	—	2	$21

(1)   Deductions include write-offs of amounts determined to be uncollectible, unrealized foreign exchange gains and losses and, for certain properties in real estate, a reduction in the valuation allowance for properties sold during the year.

(2)   The $5 million included under “Charged to other accounts” for 2000 represents the uncollectible reinsurance recoverable reserve of MMI, which we acquired in 2000.

EXHIBIT INDEX*

Exhibit

(2) Formation and Separation Agreement between The St. Paul and Platinum Underwriters Holdings, Ltd., dated October 23, 2002***
(3) Articles of incorporation and by-laws
(a) Articles of Incorporation***
(b) By-laws***
(4) Instruments defining the rights of security holders, including indentures
(a) Specimen Common Stock Certificate***
(9) Voting trust agreements**
(10) Material contracts
(a) The Senior Executive Performance Plan***
(b) Employment Agreement dated October 10, 2001 between The St. Paul and Mr. Jay S. Fishman***
(c) Employment Agreement dated November 5, 2001 between The St. Paul and Mr. Timothy M. Yessman (1)
(d) Retention Incentive Agreement dated May 20, 2002 between The St. Paul and John A. MacColl***
(e) Deferred Stock Plan for Non-Employee Directors***
(f) The Amended and Restated Senior Executive Severance Policy***
(g) The Amended and Restated 1994 Stock Incentive Plan***
(h) The Directors’ Charitable Award Program, as Amended***
(i) The Amended and Restated Special Severance Policy***
(j) Amendment to the Amended and Restated Special Severance Policy***
(k) 1988 Stock Option Plan***
(l) Non-Employee Director Stock Retainer Plan***
(m) The Annual Incentive Plan***
(n) The Deferred Management Incentive Awards Plan***
(o) The Directors’ Deferred Compensation Plan***
(p) Benefit Equalization Plan - 1995 Revision***.
(q) First Amendment to Benefit Equalization Plan - 1995 Revision***
(r) Executive Post-Retirement Life Insurance Plan - Summary Plan Description***.
(s) Executive Long-Term Disability Plan - Summary Plan Description***
(t) The St. Paul Re Long-Term Incentive Plan***
(u) The Special Leveraged Stock Purchase Plan***
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

**           These items are not applicable.

***         These items are incorporated by reference as described in Item 15(a)(3) of this report.

(1)           Filed herewith.