Form 10-Q
period 2003-03-31
ST PAUL COMPANIES INC /MN/
filed 2003-05-15
CIK 86312

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---            SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003
                                                --------------
                                   or

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

     The number of shares of the Registrant's Common Stock, without par value, outstanding at May 6, 2003, was 227,582,261.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                              Page No.
PART I. FINANCIAL INFORMATION                                 -------

     Consolidated Statements of Income (Unaudited),
         Three Months Ended March 31, 2003 and 2002              3


     Consolidated Balance Sheets, March 31, 2003
         (Unaudited) and December 31, 2002                       4


     Consolidated Statements of Shareholders' Equity,
         Three Months Ended March 31, 2003
         (Unaudited) and Twelve Months Ended
         December 31, 2002                                       6


     Consolidated Statements of Comprehensive Income
         (Unaudited), Three Months Ended March 31, 2003
         and 2002                                                7


     Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 2003 and 2002              8


     Notes to Consolidated Financial Statements
         (Unaudited)                                             9

     Forward-Looking Statement Disclosure and Certain Risks     28

     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                             30

     Qualitative and Quantitative Disclosures
      about Market Risk                                         58

     Controls and Procedures                                    58

PART II. OTHER INFORMATION

     Item 1 through Item 6                                      59

     Signatures                                                 60

     Certifications                                             61


EXHIBIT INDEX                                                   63

                           PART I FINANCIAL INFORMATION

Item 1.   Financial Statements.
------    --------------------


                 THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
              For the three months ended March 31, 2003 and 2002
                     (In millions, except per share data)



                                                2003                  2002
                                              ------                ------

      Revenues
        Premiums earned                      $ 1,729               $ 1,958
        Net investment income                    281                   293
        Asset management                         102                    94
        Realized investment losses               (39)                  (38)
        Other                                     40                    27
                                              ------                ------
          Total revenues                       2,113                 2,334
                                              ------                ------

      Expenses
        Insurance losses and loss
          adjustment expenses                  1,132                 1,393
        Policy acquisition expenses              407                   433
        Operating and administrative
          expenses                               323                   312
                                              ------                ------
         Total expenses                        1,862                 2,138
                                              ------                ------
         Income from continuing
           operations before cumulative
           effect of accounting change
           and income taxes                      251                   196
      Income tax expense                          70                    48
                                              ------                ------
         Income from continuing
           operations before
           cumulative effect of
           accounting change                     181                   148
      Cumulative effect of
        accounting change, net of taxes            -                    (6)
                                              ------                ------
         Income from continuing
           operations                            181                   142
      Discontinued operations:
        Loss on disposal, net of taxes             -                    (9)
                                              ------                ------
         Loss from discontinued
          operations, net of taxes                 -                    (9)
                                              ------                ------
         Net income                           $  181                $  133
                                              ======                ======

      Basic earnings per share:
      Income from continuing operations
       before cumulative effect of
       accounting change                      $ 0.78                $ 0.69
         Cumulative effect of accounting
          change, net of taxes                     -                 (0.03)
         Loss from discontinued operations,
          net of taxes                             -                 (0.04)
                                              ------                ------
               Net income                     $ 0.78                $ 0.62
                                              ======                ======
      Diluted earnings per share:
      Income from continuing operations
       before cumulative effect of
       accounting change                      $ 0.75                $ 0.67
         Cumulative effect of accounting
          change, net of taxes                     -                 (0.03)
         Loss from discontinued operations,
          net of taxes                             -                 (0.04)
                                              ------                ------
               Net income                     $ 0.75                $ 0.60
                                              ======                ======

      Dividends declared on common stock      $ 0.29                $ 0.29
                                              ======                ======


        See notes to consolidated financial statements.

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 March 31, 2003 (unaudited) and December 31, 2002
                                   (In millions)




                                                  2003              2002
       Assets                                  -------           -------
         Investments:
            Fixed income                      $ 16,774          $ 17,188
            Real estate and mortgage loans         866               874
            Venture capital                        545               581
            Equities                               384               394
            Securities on loan                     794               806
            Other investments                      779               738
            Short-term investments               1,609             2,152
                                               -------           -------
                Total investments               21,751            22,733
         Cash                                      280               315
         Reinsurance recoverables:
            Unpaid losses                        7,405             7,777
            Paid losses                            926               523
         Ceded unearned premiums                   843               813
         Receivables:
            Underwriting premiums                2,725             2,711
            Interest and dividends                 248               247
            Other                                  182               170
         Deferred policy acquisition costs         651               532
         Deferred income taxes                   1,332             1,267
         Office properties and equipment           438               459
         Goodwill and intangible assets          1,022             1,013
         Other assets                            2,229             1,399
                                               -------           -------
                Total Assets                  $ 40,032          $ 39,959
                                               =======           =======


        See notes to consolidated financial statements.

                 THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                March 31, 2003 (unaudited) and December 31, 2002
                                  (In millions)



                                                  2003              2002
                                               -------           -------
      Liabilities
        Insurance reserves:
         Losses and loss adjustment
          expenses                             $21,339          $ 22,626
         Unearned premiums                       4,114             3,802
                                               -------           -------
               Total insurance reserves         25,453            26,428
        Debt                                     2,664             2,713
        Payables:
           Reinsurance premiums                    982             1,010
           Accrued expenses and other              945               963
        Securities lending collateral              810               822
        Other liabilities                        2,389             1,388
                                               -------           -------
               Total Liabilities                33,243            33,324
                                               -------           -------

        Company-obligated mandatorily
         redeemable preferred securities of
         trusts holding solely subordinated
           debentures of the company               889               889
                                               -------           -------

      Shareholders' Equity
        Preferred:
           Stock Ownership Plan-
             convertible preferred stock           103               105
           Guaranteed obligation -
             Stock Ownership Plan                  (33)              (40)
                                               -------           -------
               Total Preferred
                Shareholders' Equity                70                65
                                               -------           -------
        Common:
           Common stock                          2,624             2,606
           Retained earnings                     2,577             2,473
           Accumulated other comprehensive
            income, net of taxes:
             Unrealized appreciation
               of investments                      678               671
             Unrealized loss on foreign
               currency translation                (50)              (68)
             Unrealized gain (loss)
               on derivatives                        1                (1)
                                               -------           -------
               Total accumulated
                other comprehensive income         629               602
                                               -------           -------
               Total Common
                Shareholders' Equity             5,830             5,681
                                               -------           -------
               Total Shareholders' Equity        5,900             5,746
                                               -------           -------
               Total Liabilities,
                Redeemable Preferred
                Securities of Trusts and
                Shareholders' Equity          $ 40,032          $ 39,959
                                               =======           =======


       See notes to consolidated financial statements.

                      THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Three Months Ended March 31, 2003 (unaudited) and
                          Twelve Months Ended December 31, 2002
                                      (In millions)

                                                  2003              2002
                                               -------           -------
       Preferred Shareholders' Equity
          Stock Ownership Plan -
           convertible preferred stock:
             Beginning of period              $    105          $    111
             Redemptions during the period          (2)               (6)
                                               -------           -------
                End of period                      103               105
                                               -------           -------

          Guaranteed obligation -
           Stock Ownership Plan:
             Beginning of period                   (40)              (53)
             Principal payments                      7                13
                                               -------           -------
                End of period                      (33)              (40)
                                               -------           -------
                  Total Preferred
                   Shareholders' Equity             70                65
                                               -------           -------
       Common Shareholders' Equity:
          Common stock:
             Beginning of period                 2,606             2,192
             Stock issued:
              Net proceeds from stock offering       -               413
              Stock incentive plans                 14                32
              Present value of equity unit
               forward purchase contracts            -               (46)
              Preferred shares redeemed              4                13
              Other                                  -                 2
                                               -------           -------
                End of period                    2,624             2,606
                                               -------           -------
          Retained earnings:
             Beginning of period                 2,473             2,500
             Net income                            181               218
             Dividends declared on
               common stock                        (66)             (252)
             Dividends declared on
               preferred stock, net of taxes        (2)               (9)
             Reacquired common shares               (1)                -
             Deferred compensation -
              restricted stock                      (8)               (5)
             Tax benefit on employee stock
              options, and other changes             2                28
             Premium on preferred shares redeemed   (2)               (7)
                                               -------           -------
                End of period                    2,577             2,473
                                               -------           -------
          Unrealized appreciation on
           investments, net of taxes:
             Beginning of period                   671               442
             Change during the period                7               229
                                               -------           -------
                End of period                      678               671
                                               -------           -------

          Unrealized loss on foreign
           currency translation, net of taxes:
             Beginning of period                   (68)              (76)
             Currency translation adjustments       18                 8
                                               -------           -------
                End of period                      (50)              (68)
                                               -------           -------

          Unrealized gain (loss) on
           derivatives, net of taxes:
             Beginning of period                    (1)               (2)
             Change during the period                2                 1
                                               -------           -------
                End of period                        1                (1)
                                               -------           -------
                Total Common
                 Shareholders' Equity            5,830             5,681
                                               -------           -------
                Total Shareholders' Equity    $  5,900          $  5,746
                                               =======           =======

        See notes to consolidated financial statements.

                   THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    Three Months Ended March 31, 2003 and 2002
                                    (Unaudited)
                                   (In millions)

                                                  2003              2002
                                               -------           -------

     Net income                                 $  181            $  133
     Other comprehensive income
      (loss), net of taxes:
         Change in unrealized
          appreciation on investments                7              (118)
         Change in unrealized loss on
          foreign currency translation              18                 4
         Change in unrealized loss on
          derivatives                                2                 -
                                               -------           -------
           Other comprehensive
            income (loss)                           27              (114)
                                               -------           -------
            Comprehensive income                $  208            $   19
                                               =======           =======

        See notes to consolidated financial statements.

                    THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 31, 2003 and 2002
                                     (Unaudited)
                                    (In millions)


                                                  2003              2002
   Operating Activities                        -------           -------
     Net income                               $    181          $    133
     Adjustments:
        Loss from discontinued operations            -                 9
        Change in property-liability
          insurance reserves                    (1,084)               97
        Change in reinsurance balances              92               (26)
        Change in deferred acquisition costs      (117)              (30)
        Change in insurance premiums
          receivable                                (4)             (122)
        Change in accounts payable
          and accrued expenses                    (124)              (96)
        Change in income taxes
          payable/refundable                        82                46
        Realized investment losses                  39                38
        Provision for federal
          deferred tax expense (benefit)           (63)                3
        Depreciation and amortization               23                21
         Cumulative effect of accounting change      -                 6
         Other                                      70                17
                                               -------           -------
            Net Cash Provided (Used)
             by Operating Activities              (905)               96
                                               -------           -------
   Investing Activities
     Net sales of short-term investments           533               504
     Purchases of other investments               (819)           (2,419)
     Proceeds from sales and
       maturities of other investments           1,333             1,790
     Change in open security transactions          (21)              (29)
     Purchase of office property
       and equipment                               (11)              (16)
     Sales of office property and equipment          -                 1
     Acquisitions, net of cash acquired             (3)              (59)
     Other                                           5                95
                                               -------           -------
            Net Cash Provided (Used)
             by Continuing Operations            1,017              (133)
            Net Cash Used by
             Discontinued Operations               (15)               (4)
                                               -------           -------
            Net Cash Provided (Used)
             by Investing Activities             1,002              (137)
                                               -------           -------
   Financing Activities
     Dividends paid on common and
       preferred stock                             (68)              (60)
     Proceeds from issuance of debt                145               498
     Repayment of debt                            (202)             (368)
     Subsidiary's repurchase of common shares      (14)              (57)
     Stock options exercised and other               3                64
                                               -------           -------
            Net Cash Provided (Used)
             by Financing Activities              (136)               77
                                               -------           -------
     Effect of exchange rate changes
       on cash                                       4                (2)
                                               -------           -------
            Increase (decrease) in cash            (35)               34
     Cash at beginning of period                   315               151
                                               -------           -------
            Cash at end of period             $    280          $    185
                                               =======           =======

    See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                            March 31, 2003


Note 1 - Basis of Presentation
------------------------------

The financial statements include The St. Paul Companies, Inc. and subsidiaries ("The St. Paul" or "the Company"), and have been prepared in conformity with United States generally accepted accounting principles ("GAAP").

These consolidated financial statements rely, in part, on estimates. Our most significant estimates are those relating to our reserves for losses and loss adjustment expenses. We continually review our estimates and make adjustments as necessary, but actual results could turn out to be significantly different from what we expected when we made these estimates. With respect to those underwriting lines of business that we have placed in runoff, we believe the process of estimating required reserves for losses and loss adjustment expenses has an increased level of risk and uncertainty due to regulatory and other business considerations. In the opinion of management, all necessary adjustments, consisting of normal recurring adjustments, have been reflected for a fair presentation of the results of operations, financial position and cash flows in the accompanying unaudited consolidated financial statements. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Reference should be made to the "Notes to Consolidated Financial Statements" in our annual report to shareholders for the year ended Dec. 31, 2002. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

In the first quarter of 2003, we eliminated the one-quarter reporting lag for our operations at Lloyd's, the impact of which is discussed in more detail in Note 7 of this report.

Some amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. In particular, we reclassified certain commissions in our operations at Lloyd's, which is discussed in more detail in Note 7 of this report. These reclassifications had no effect on net income, comprehensive income or shareholders' equity, as previously reported.

New Accounting Policy - Goodwill and Intangible Assets
------------------------------------------------------
In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also required that those assets meeting the criteria for classification as intangible with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. In the second quarter of 2002, we completed an evaluation for impairment of our recorded goodwill in accordance with the provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our previously reported results for the first quarter of 2002, reducing net income for that period from the originally reported $139 million, or $0.63 per common share (diluted) to $133 million, or $0.60 per common share (diluted).

We will evaluate our goodwill for impairment on an annual basis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we will test for impairment between annual tests.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation (continued)
------------------------------------------

Stock Option Accounting
-----------------------
We follow the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25)," and other related interpretations in accounting for our stock option plans utilizing the "intrinsic value method" described in that literature. We also follow the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for our option plans, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure; an amendment of FASB Statement No. 123". These require pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the "fair value method" described in those Statements.

Had we calculated compensation expense on a combined basis for our stock option grants based on the "fair value method" described in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as indicated.

                                                         Three Months
                                                        Ended March 31
                                                       ----------------
       (in millions, except per share data)             2003       2002
        ----------------------------------             -----      -----

        Net income
         As reported*                                $   181    $   133
            Less: Additional stock-
             based employee compensation expense
             determined under fair value-based
             method for all awards, net of
             related tax effects                         (10)        (7)
                                                       -----      -----
         Pro forma                                   $   171    $   126
                                                       =====      =====
         Basic earnings per common share
         -------------------------------
          As reported                                $  0.78    $  0.62
                                                       =====      =====
          Pro forma                                  $  0.74    $  0.58
                                                       =====      =====

         Diluted earnings per common share
         ---------------------------------
          As reported                                $  0.75    $  0.60
                                                       =====      =====
          Pro forma                                  $  0.72    $  0.57
                                                       =====      =====

*As reported net income included $1 million and $3 million of stock-based compensation expenses, net of related tax benefits, for the first quarters of 2003 and 2002, respectively.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 2 - Earnings Per Common Share
----------------------------------

The following table provides the calculation of our earnings per common share for the three months ended March 31, 2003 and 2002:



    (in millions, except per share data)          2003            2002
     ----------------------------------           ----            ----

        Earnings
         Basic:
            Net income, as reported               $181            $133
            Preferred stock dividends,
              net of taxes                          (2)             (2)
            Premium on preferred
              shares redeemed                       (2)             (3)
                                                  ----            ----
             Net income available to
              common shareholders                 $177            $128
                                                  ====            ====

         Diluted:
            Net income available to
             common shareholders                  $177            $128
            Dilutive effect of affiliates           (1)              -
            Effect of dilutive securities:
              Convertible preferred stock            2               2
              Zero coupon convertible notes          1               1
                                                  ----            ----
             Net income available to
               common shareholders                $179            $131
                                                  ====            ====


        Common Shares
         Basic:
           Weighted average common
            shares outstanding                     227             208
                                                  ====            ====
         Diluted:
           Weighted average common
            shares outstanding                     227             208
           Effect of dilutive securities:
             Stock options                           1               3
             Convertible preferred stock             6               6
             Zero coupon convertible notes           2               3
             Equity unit stock
               purchase contracts                    1               -
                                                  ----            ----
                Total                              237             220
                                                  ====            ====

        Earnings per Common Share
          Basic                                  $0.78           $0.62
                                                  ====            ====
          Diluted                                $0.75           $0.60
                                                  ====            ====

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments
--------------------

Investment Activity. Following is a summary of our investment purchases, sales and maturities for continuing operations.


                                                     Three Months
                                                    Ended March 31
                                                  ----------------
        (in millions)                              2003       2002
         -----------                              -----      -----
         Purchases:
           Fixed income                         $   568     $1,987
           Equities                                 214        385
           Real estate and mortgage loans             -          3
           Venture capital                           30         37
           Other investments                          7          7
                                                  -----      -----
              Total purchases                       819      2,419
                                                  -----      -----
         Proceeds from sales and
          maturities:
           Fixed income                           1,086      1,263
           Equities                                 214        500
           Real estate and mortgage loans             8         13
           Venture capital                            9         12
           Other investments                         16          2
                                                  -----      -----
              Total sales and maturities          1,333      1,790
                                                  -----      -----
              Net purchases (sales)             $  (514)   $   629
                                                  =====      =====


Change in Unrealized Appreciation. The change in unrealized appreciation or depreciation of investments recorded in common shareholders' equity and other comprehensive income was as follows:

                                         Three Months      Twelve Months
                                            Ended              Ended
                                           March 31         December 31
                                         ------------      -------------
    (in millions)                            2003               2002
     -----------                         ------------      -------------
       Fixed income                             $  20              $ 446
       Venture capital                            (21)               (88)
       Equities                                    12                (17)
       Other                                       (3)                 8
                                               ------             ------
          Total change in pretax
           unrealized appreciation                  8                349
       Change in deferred taxes                    (1)              (120)
                                               ------             ------
          Total change in unrealized
           appreciation, net of taxes           $   7              $ 229
                                               ======             ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 4 - Income Taxes
---------------------

The components of income tax expense (benefit) on continuing operations were as follows:

                                                     Three Months
                                                    Ended March 31
                                                   ----------------
       (in millions)                                 2003      2002
        -----------                                 -----     -----
       Income tax expense (benefit):
           Federal current expense                  $ 128     $  38
           Federal deferred expense (benefit)         (63)        3
                                                    -----     -----
             Total federal income tax expense          65        41
           Foreign income tax expense                   3         4
           State income tax expense                     2         3
                                                    -----     -----
             Total income tax expense on
               continuing operations                $  70     $  48
                                                    =====     =====



Note 5 - Commitments, Contingencies and Guarantees
--------------------------------------------------

Commitments - We have long-term commitments to fund venture capital investments through one of our subsidiaries, St. Paul Venture Capital VI, LLC, as well as through new and existing partnerships and certain other venture capital entities. During the first quarter of 2003, payments made in the ordinary course of funding these venture capital investments reduced our total future estimated obligations by $31 million from year-end 2002. For further information regarding these and other commitments, refer to Note 17 on pages 82 to 84 of our 2002 Annual Report to Shareholders.

Contingencies - In the ordinary course of conducting business, we (and certain of our subsidiaries) have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations, including but not limited to liability under environmental protection laws and for injury caused by exposure to asbestos products. Plaintiffs in these and other lawsuits are seeking money damages that in some cases are substantial or extra contractual in nature or are seeking to have the court direct the activities of our operations in certain ways.

Although the ultimate outcome of these matters is not presently determinable, it is possible that the resolution of one or more matters may be material to our results of operations. However, we do not believe that the total amounts that we and our subsidiaries may ultimately have to pay in all of these lawsuits will have a material effect on our liquidity or overall financial position.

Note 17 on page 83 of our 2002 Annual Report to Shareholders includes a summary of certain litigation matters with contingencies, including the following two matters for which there were additional developments in the first quarter of 2003.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 5 - Commitments, Contingencies and Guarantees (continued)
-------------------------------------------------------------

Asbestos Settlement Agreement - On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company ("USF&G"), St. Paul Fire and Marine Insurance Company ("Fire and Marine") and their affiliates and subsidiaries, including us, with any of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (together, the "MacArthur Companies"). There can be no assurance that this agreement will receive bankruptcy court approval. For a full discussion of the Western MacArthur settlement agreement, refer to Note 3 to the financial statements on pages 68 and 69 of our 2002 Annual Report to Shareholders.

In the first quarter of 2003, we made a payment of $747 million, (which included $7 million interest), related to the Western MacArthur settlement agreement. This amount, along with $60 million of an initial $235 million payment made in the second quarter of 2002, is being held in escrow pending final bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the "Plan"). The $60 million from the initial payment and the $747 million paid in 2003 would be returned to us if the Plan is not approved by the bankruptcy court. Accordingly, as of March 31, 2003 we had recorded those payments of $807 million in both "Other Assets" and "Other Liabilities," since the Plan had not yet been approved.

Purported Class Action Shareholder Suits - In the fourth quarter of 2002, several purported class action lawsuits were filed against our chief executive officer, our chief financial officer, and us. In the first quarter of 2003, the lawsuits were consolidated into a single action which makes various allegations relating to the adequacy of our previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seeks unspecified damages and other relief. We view this action as without merit and are contesting it vigorously.

Guarantees - In prior periods we provided certain guarantees for agency loans, issuances of debt securities, third party loans related to venture capital investments, and certain tax indemnifications related to our swap agreements. In addition, we provided various guarantees and indemnifications in the ordinary course of selling business entities, as well as guarantees and indemnifications in connection with the transfer of ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. See Note 2 in our Annual Report to Shareholders for a more detailed description of the Platinum transfer. These guarantees and indemnifications remain in effect and materially unchanged from December 31, 2002. For a full description of the nature and amount of these guarantees and indemnifications, refer to Note 17 on pages 82 to 84 of our 2002 Annual Report to Shareholders. During the first quarter of 2003, we did not become party to any new material guarantees that would require disclosure.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 6 - Debt
-------------

Debt consisted of the following at March 31, 2003 and December 31, 2002:

                                 March 31, 2003    December 31, 2002
                                ---------------    -----------------
     (in millions)               Book      Fair       Book      Fair
      -----------               Value     Value      Value     Value
                                -----     -----      -----     -----

     Medium-term notes         $  505    $  547     $  523    $  559
     5.75% senior notes           499       524        499       515
     5.25% senior notes           443       465        443       461
     7.875% senior notes          250       274        249       274
     8.125% senior notes          249       286        249       280
     Commercial paper             193       193        379       379
     Nuveen line of credit
       borrowings                 200       200         55        55
     Zero coupon convertible
       notes                      109       111        107       110
     7.125% senior notes           80        87         80        87
     Variable rate borrowings      64        64         64        64
                                -----     -----      -----     -----
        Total debt
         obligations            2,592     2,751      2,648     2,784
        Fair value of interest
         rate swap agreements      72        72         65        65
                                -----     -----      -----     -----
        Total debt reported
         on balance sheet      $2,664    $2,823     $2,713    $2,849
                                =====     =====      =====     =====


In January 2003, we established a program providing for the offering of up to $500 million of medium-term notes. As of May 6, 2003, we had not issued any notes under this program.

During the first quarter of 2003, Nuveen Investments repaid $145 million it had previously borrowed from The St. Paul under an intercompany revolving line of credit, and The St. Paul used the proceeds to repay a like amount of its commercial paper outstanding. Nuveen Investments funded the repayment to us by borrowing $145 million under its revolving bank line of credit.

At March 31, 2003, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps, all of which qualified for hedge accounting, totaled $730 million. Their aggregate fair value at March 31, 2003 was recorded as an asset of $72 million, with the same amount included in the carrying value of our debt.


Note 7 - Segment Information
----------------------------

In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are now managed. As of March 31, 2003, our property-liability underwriting operations consist of two segments constituting our ongoing operations (Specialty
Commercial and Commercial Lines), and one segment comprising our runoff operations (Other). All data for 2002 included in this report were restated to be consistent with the new reporting structure in 2003. The following is a summary of changes made to our segments in the first quarter of 2003.

  - Our Surety & Construction operations, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.
  - Our ongoing International operations and our ongoing operations at Lloyd's, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

  - Our Health Care, Reinsurance and Other operations, each previously reported as a separate runoff business segment, have been combined into a single Other runoff segment and are now under common management. "Runoff" means that we have ceased or plan to cease underwriting new business as soon as possible.
  - The results of our participation in voluntary insurance pools (which include the majority of our environmental and asbestos liability exposures), previously included in our Commercial Lines segment, are now included in the Other segment. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

In accordance with provisions of SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information," since Surety
& Construction, International & Lloyd's, Health Care, and
Reinsurance were reported as separate segments during 2002 and are considered to be of continuing significance in analyzing the results of our operations, we continue to separately present and discuss (as appropriate) in this note to our consolidated financial statements information about those businesses in 2003 and the corresponding period of 2002.

In addition to our property-liability business segments, we also have a property-liability investment operation segment, as well as an asset management segment, consisting of our majority ownership in Nuveen Investments.

The accounting policies of these segments are the same as those described in Note 1 in our 2002 Annual Report to Shareholders. We evaluate performance based on underwriting results for our property-liability insurance segments, investment income and realized gains for our investment operations segment, and on pretax income for our asset management segment. Property-liability underwriting assets are reviewed and managed in total for purposes of decision-making. We do not allocate assets to specific underwriting segments. Assets are specifically identified for our asset management segment.

After the revisions to our segment structure described above, our reportable segments in our property-liability operations consisted of the following:

The Specialty Commercial segment includes our combined Surety & Construction operation, our ongoing International & Lloyd's operations, and the following nine specialty business centers that in total comprise the "Specialty" component of this segment:
Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Excess & Surplus Lines, Specialty Programs and Oil & Gas. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual obligations. The Construction business center offers a variety of products and services, including traditional insurance and risk management solutions, to a broad range of contractors and parties responsible for construction projects. Our ongoing International operations consist of our primary underwriting operations in Canada (other than Surety), the United Kingdom and the Republic of Ireland, and the international exposures of most U.S. underwriting business. At Lloyd's, our ongoing operations are comprised of the following types of insurance coverage we underwrite through a single wholly-owned syndicate: Aviation, Marine, Global Property and Personal Lines.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in involuntary insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet (SM) and St. Paul Advantage (SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail exposures. This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector. The Property Solutions business center combines our Large Accounts Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large property risks.

The Other segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd's; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. This segment also includes the results of our participation in voluntary insurance pools (which include the majority of our environmental and asbestos liability exposures). Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures. As described in more detail on page 24 of our 2002 Annual Report to Shareholders, in November 2002 we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd.

The summary below presents revenue and pretax income from continuing operations for our reportable segments. The revenues of our asset management segment include investment income and realized investment gains.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------
                                                       Three Months
                                                      Ended March 31
                                                     ----------------
       (in millions)                                  2003       2002
        -----------                                  -----      -----

        Revenues from Continuing Operations:
        Underwriting:
           Specialty Commercial:
             Specialty                             $   502    $   429
             Surety and Construction                   312        275
             International and Lloyd's                 293        151
                                                     -----      -----
               Total Specialty Commercial            1,107        855
           Commercial Lines                            462        426
                                                     -----      -----
               Total Ongoing Insurance Operations    1,569      1,281
                                                     -----      -----
           Other:
             Health Care                                32        160
             Reinsurance                               104        377
             Other Runoff                               24        140
                                                     -----      -----
               Total Other                             160        677
                                                     -----      -----
          Total Runoff Insurance Operations            160        677
                                                     -----      -----
               Total Underwriting                    1,729      1,958

          Investment operations:
             Net investment income                     280        290
             Realized investment losses                (32)       (39)
                                                     -----      -----
               Total investment operations             248        251

          Other                                         39         27
                                                     -----      -----
               Total property-liability insurance    2,016      2,236

        Asset management                               102         94
                                                     -----      -----
               Total reportable segments             2,118      2,330

        Parent company and other
         operations                                     (5)         4
                                                     -----      -----
               Total revenues from
                continuing operations               $2,113     $2,334
                                                     =====      =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                                       Three Months
                                                      Ended March 31
                                                     ----------------
       (in millions)                                  2003       2002
        -----------                                  -----      -----

        Income (Loss) from Continuing Operations
         Before Income Taxes and Cumulative
         Effect of Accounting Change:
        Underwriting:
           Specialty Commercial:
             Specialty                             $    59    $     9
             Surety and Construction                    14          2
             International and Lloyd's                  45        (17)
                                                     -----      -----
               Total Specialty Commercial              118         (6)
           Commercial Lines                             38         (5)
                                                     -----      -----
               Total Ongoing Insurance Operations      156        (11)
                                                     -----      -----
           Other:
             Health Care                               (17)         3
             Reinsurance                                18         16
             Other Runoff                             (100)       (19)
                                                     -----      -----
               Total Other                             (99)         0
                                                     -----      -----
          Total Runoff Insurance Operations            (99)         0
                                                     -----      -----
               Total Underwriting                       57        (11)

          Investment operations:
             Net investment income                     280        290
             Realized investment losses                (32)       (39)
                                                     -----      -----
               Total investment operations             248        251

          Other                                        (34)       (26)
                                                     -----      -----
               Total property-liability insurance      271        214
                                                     -----      -----
        Asset management:
             Pretax income, before minority interest    53         49
             Minority interest                         (11)       (11)
                                                     -----      -----
               Total asset management                   42         38
                                                     -----      -----
               Total reportable segments               313        252
        Parent company and other
         operations                                    (62)       (56)
                                                     -----      -----
               Total income from continuing
                operations before income taxes
                and cumulative effect of
                accounting change                   $  251     $  196
                                                     =====      =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

Elimination of Reporting Lag
----------------------------
In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd's to coincide with the reporting timing of all of our other international operations. As a result, our consolidated results in the first quarter of 2003 include the results of those operations for the fourth quarter of 2002 and the first quarter of 2003. The incremental impact on our property-liability operations of changing the reporting lag, which consists of the results of these operations for the quarter ended March 31, 2003, was as follows.


                                                     Quarter Ended
                (In millions)                        March 31, 2003
                 -----------                         --------------
                 Net written premiums                       $   237
                 Change in unearned premiums                   (126)
                                                             ------
                 Net earned premiums                            111
                 Incurred losses and
                   underwriting expenses                        138
                                                             ------
                 GAAP underwriting loss                         (27)
                 Net investment income                            3
                 Other expenses                                  (3)
                                                             ------
                 Total pretax loss                          $   (27)
                                                             ======

Reclassification of Lloyd's Commission Expenses
-----------------------------------------------
In the first quarter of 2003, we reclassified certain commission expenses related to our operations at Lloyd's. In prior years, we determined commission expense based on premiums reported by the Lloyd's market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not available from the Lloyd's market. That information is now available for current and prior periods, and in the first quarter of 2003, we began recording actual commission expense for our Lloyds' business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in the first quarter of 2003. There was no impact to net income or shareholders' equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense by equal and offsetting amounts. In the first quarter of 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $25 million, compared with what would have been recorded under our prior method of estimation. In addition, net written premiums increased by $76 million (a portion of which was due to the elimination of the one-quarter reporting lag). For the first quarter of 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $23 million, and an increase to net written premiums of $11 million.



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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance (continued)
-------------------------------

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses was as follows:
                                                Three Months
                                               Ended March 31
                                              ----------------
       (in millions)                           2003       2002
        -----------                           -----      -----
        Premiums written
           Direct                            $2,021     $1,973
           Assumed                              723        659
           Ceded                               (767)      (514)
                                              -----      -----
              Net premiums written           $1,977     $2,118
                                              =====      =====
        Premiums earned
           Direct                            $1,932     $1,815
           Assumed                              541        590
           Ceded                               (744)      (447)
                                              -----      -----
              Net premiums earned            $1,729     $1,958
                                              =====      =====
        Insurance losses and loss
         adjustment expenses
           Direct                            $1,246     $1,512
           Assumed                              310        348
           Ceded                               (424)      (467)
                                              -----      -----
              Net insurance losses
               and loss adjustment expenses  $1,132     $1,393
                                              =====      =====

In conjunction with the transfer of our continuing reinsurance business (previously operating under the name "St. Paul Re") to Platinum Underwriters Holdings, Ltd. ("Platinum") in November 2002, we entered into various agreements with Platinum and its subsidiaries, including quota share reinsurance agreements by which Platinum reinsured substantially all of the reinsurance contracts entered into by St. Paul Re on or after January 1, 2002. This transfer (based on September 30, 2002 balances) included $125 million of unearned premium reserves (net of ceding commissions), $200 million of existing loss and loss adjustment expense reserves and $24 million of other reinsurance-related liabilities. The transfer of unearned premium reserves to Platinum was accounted for as prospective reinsurance, while the transfer of existing loss and loss adjustment expense reserves was accounted for as retroactive reinsurance.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance (continued)
-------------------------------

As noted above, the transfer of reserves to Platinum at the inception of the quota share reinsurance agreements was based on the September 30, 2002 balances. In March 2003, we transferred to Platinum $137 million of additional insurance reserves, consisting of $72 million in unearned premiums (net of ceding commissions) and $65 million in existing reserves for losses and loss adjustment expenses. We also transferred cash and other assets having a value equal to the additional insurance reserves transferred. This transfer of additional assets and liabilities reflected business activity between September 30, 2002 and the November 2, 2002 inception date of the quota share reinsurance agreements, and our estimate of amounts due under the adjustment provisions of the quota share reinsurance agreements. Our insurance reserves at December 31, 2002 included our estimate, at that time, of amounts due to Platinum under the quota share reinsurance agreements, which totaled $54 million. The $83 million increase in our estimate of amounts due to Platinum under the quota share reinsurance agreements resulted in a pretax underwriting loss of $6 million in the first quarter of 2003.



Note 9 - Restructuring Charges
------------------------------

Fourth Quarter 2001 Strategic Review - In December 2001, we announced the results of a strategic review of all of our operations, which included a decision to exit a number of businesses and countries. Note 5 in our 2002 Annual Report to Shareholders provides more detailed information on this strategic review. Related to this review, we recorded a pretax charge of $62 million, including $46 million of employee-related costs (related to the elimination of approximately 700 positions), $9 million of occupancy-related costs, $4 million of equipment charges and $3 million of legal costs. Note 18 on pages 84 and 85 of our 2002 Annual Report to Shareholders provides more information on this charge.

The following presents a rollforward of activity related to this accrual:

  (In millions)
   -----------  Original      Reserve                          Reserve
  Charges to     Pre-tax   at Dec. 31                       at Mar. 31
  earnings:       Charge         2002  Payments Adjustments       2003
                --------   ----------  -------- ----------- ----------
  Employee-
  related          $  46        $  14      $ (1)      $   -      $  13
  Occupancy-
  related              9            8        (1)          -          7
  Equipment
  charges              4          N/A       N/A         N/A        N/A
  Legal costs          3            -         -           -          -
                   -----        -----     -----       -----      -----
       Total      $   62        $  22     $  (2)      $   -      $  20
                   =====        =====     =====       =====      =====


Other Restructuring Charges - Since 1997, we have recorded several restructuring and other charges related to acquisitions, mergers and actions taken to improve our operations. Note 18 in our 2002 Annual Report to Shareholders also provides more detailed information regarding these other charges. All actions have been taken and all obligations had been met regarding these other restructuring charges, with the exception of certain remaining lease commitments. The lease commitment charges related to excess space created by the elimination of employee positions. We expect to be obligated under certain lease commitments for approximately seven years.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges (continued)
-----------------------------------------


The following presents a rollforward of activity related to these lease commitments:

(In millions)
 -----------    Original      Reserve                          Reserve
                 Pre-tax   at Dec. 31                       at Mar. 31
                  Charge         2002  Payments Adjustments       2003
                --------   ----------  -------- ----------- ----------

  Lease
  commitments
  charged to
  earnings:         $91           $24       $(2)       $  -        $22
                    ===           ===       ===         ===        ===


Note 10 - Goodwill and Other Intangible Assets
----------------------------------------------

In the first quarter of 2002, we implemented the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired
goodwill and other intangible assets.   As a result of
implementing the provisions of this statement, we did not record any goodwill expense in 2002 or 2003. Amortization expense associated with intangible assets totaled $6 million for the first quarter of 2003, compared with $3 million in the same 2002 period.

The following presents a summary of our acquired intangible assets.

                                           As of March 31, 2003
      (In millions)            ------------------------------------
       -----------                Gross
     Amortizable  intangible   Carrying    Accumulated          Net
      assets:                    Amount   Amortization       Amount
     -----------------------   --------   ------------    ---------
        Present value
         of future profits        $  70          $  18        $  52
        Customer relationships       67              6           61
        Renewal rights               29              7           22
        Internal use software         2              1            1
                                  -----          -----        -----
            Total                 $ 168          $  32        $ 136
                                  =====          =====        =====


At March 31, 2003, we estimated our amortization expense for the next five years to be $18 million in 2004, $16 million in 2005, $14 million in 2006, $12 million in 2007, and $11 million in 2008.

The changes in the carrying value of goodwill on our balance sheet were as follows.

       (in millions)
        -----------           Balance at  Goodwill   Impairment      Net
   Goodwill by Segment     Dec. 31, 2002  Acquired       Losses   Amount
   -------------------     -------------  --------   ----------   ------
   Specialty Commercial            $  80      $  1         $  -    $  81
   Commercial Lines                   33         -            -       33
   Asset Management                  752        11            -      763
   Property-Liability
    Investment Operations              9         -            -        9
                                   -----     -----        -----    -----
       Total                       $ 874      $ 12         $  -    $ 886
                                   =====     =====        =====    =====

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 10 - Goodwill and Other Intangible Assets (continued)
---------------------------------------------------------

The increase in goodwill in our Asset Management segment was a result of Nuveen Investments' purchase of shares from minority shareholders, as well as an additional payment of $3 million for contingent consideration related to a prior period acquisition. The increase in goodwill in our Specialty Commercial segment was due to the effects of foreign exchange rates applied to existing goodwill balances.

For further information regarding our accounting for goodwill and intangible assets, refer to Note 1 on page 9 of this report.



Note 11 - Acquisitions
----------------------

In February 2003, we purchased the right to seek renewal of the excess and umbrella business previously underwritten by Kemper Insurance Companies ("Kemper"). The cost of this acquisition was recorded as an intangible asset (characterized as renewal rights) and will be amortized on an accelerated basis over four years.
In May 2003, we announced an agreement to acquire the right to seek renewal of additional lines of insurance business underwritten by Kemper. The portfolio of business involved in that transaction includes the following lines: small commercial, middle market commercial, inland and ocean marine, and architects' and engineers' professional liability. The cost of this acquisition will be recorded as an intangible asset in the second quarter of 2003. For both of these acquisitions, we did not assume any past liabilities, and we are unable to estimate the amount of premium volume we will ultimately renew.


Note 12 - Discontinued Operations
---------------------------------

Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred. At December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003. In the first quarters of 2003 and 2002, we recorded pretax losses of less than $100,000 and $2 million, respectively, in discontinued operations, related to claims in respect of pre-sale losses.


Note 13 - Derivative Financial Instruments
------------------------------------------

We have the following derivative instruments, which have been designated into one of three categories based on their intended use:

Fair Value Hedges: We have several pay-floating, receive-fixed interest rate swaps, with notional amounts totaling $730 million. They are designated as fair value hedges for a portion of our medium-term and senior notes, as they were entered into for the purpose of managing the effect of interest rate fluctuations on this debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The balance sheet impact related to the movements in interest rates for the three months ended March 31, 2003 and March 31, 2002 was a $7 million increase and a $1 million decrease, respectively, in the fair value of the swaps and the related debt on the balance sheet, with the statement of operations' impacts offsetting.

        THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 13 - Derivative Financial Instruments (continued)
-----------------------------------------------------

Cash Flow Hedges: We have purchased forward foreign currency contracts that are designated as cash flow hedges. They are utilized to reduce our exposure to fluctuations in foreign exchange rates that result from our expected foreign currency payments, and settlement of our foreign currency payables and receivables. In the three months ended March 31, 2003, we recognized a $1 million gain on the cash flow hedges, which is included in "Other Comprehensive Income." The comparable amount for the three months ended March 31, 2002 was a $1 million loss. The amounts included in other comprehensive income will be realized in earnings concurrent with the timing of the hedged cash flows. We do not anticipate any of the "Other Comprehensive Income" will be reclassified into earnings within the next twelve months. In the three months ended March 31, 2003 and March 31, 2002, we recognized a gain of less than $1 million and a loss of less than $1 million, respectively, representing the portions of the forward contracts deemed ineffective.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments that are considered to be derivatives, but which are not designated as hedges. These include our investment in stock purchase warrants of Platinum Underwriters Holdings, Ltd., received as partial consideration from the sale of our reinsurance business in 2002, and stock warrants in our venture capital business. We recorded a $7 million loss and less than $1 million of income in continuing operations for the three months ended March 31, 2003 and March 31, 2002 respectively, relating to the change in the market value of these derivatives during the period. We also recorded a $7 million loss in discontinued operations for the three months ended March 31, 2002 relating to non-hedge derivatives associated with the sale of our life business.


Note 14 - Variable Interest Entities
------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all variable interest entities ("VIE") by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs.

The following discusses VIE's which may be subject to the consolidation or disclosure provisions of FIN 46 once compliance with those provisions becomes required with respect to those
VIE's:

  Municipal Trusts: We have purchased interests in certain unconsolidated trusts holding highly rated municipal securities that were formed for the purpose of enabling the company to more flexibly generate investment income in a manner consistent with our investment objectives and tax position. As of March 31, 2003, there were 36 of such trusts, which held a combined total market value of $448 million in municipal securities. We own approximately 100% of 28 of these trusts, which are reflected in our financial statements. The remaining 8 trusts, which represent $84 million in market value of securities, are not currently consolidated in our results.

  Joint Ventures: Our subsidiary, Fire and Marine, is a party to five separate joint ventures, in each of which Fire and Marine is a 50% owner of various real estate holdings and does not exercise control over the joint ventures, financed by non-recourse mortgage notes. Because we own only 50% of the holdings, we do not consolidate these entities and the joint venture debt does not appear on our balance sheet. Our maximum exposure under each of these joint ventures, in the event of foreclosure of a property, is limited to our carrying value in the joint venture, ranging individually from $8 million to $28 million, and cumulatively totaling $61 million at March 31, 2003. The total assets included in these joint ventures as of March 31, 2003 were $56 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued



Note 15 - Health Care Exposures
-------------------------------

During 2002, we concluded that the impact of settling Health Care claims in a runoff environment was causing abnormal effects on our average paid claims, average outstanding claims, and the amount of average case reserves established for new claims - all of which are traditional statistics used by our actuaries to develop indicated ranges of expected loss. Considering these changing statistics, we developed varying interpretations of the underlying data, which added more uncertainty to our evaluation of these reserves. It is our belief that this additional data, when evaluated in light of the impact of our migration to a runoff environment, supports our view that we will realize significant savings on our ultimate Health Care claim costs.

In the fourth quarter of 2002, we established specific tools and metrics to more explicitly monitor and validate our key assumptions supporting our Health Care reserve conclusions since we believe that our traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful
analysis.   The tools we developed track the three primary
indicators which are influencing our expectations and include:
a) newly reported claims, b) reserve development on known claims and c) the "redundancy ratio," which compares the cost of resolving claims to the reserve established for that individual claim.

In the first quarter of 2003, we evaluated the adequacy of our previously established medical malpractice reserves in the context of the three indicators described above. The dollar amount of newly reported claims in the quarter totaled $118 million, approximately 25% less than we anticipated in our original estimate of the required level of redundancy at year-end 2002. With regard to development on known claims, loss activity in the first quarter of 2003 was within our expectations. Case development on incurred years 2001 and prior was minimal, and case development on the 2002 incurred year totaled $39 million, within our year-end 2002 estimate of no more than 3% of development. For the first quarter of 2003, our redundancy ratio was within our expected range of between 35% and 40%.

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. While the recent results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of March 31, 2003, there is a reasonable possibility that we may incur additional unfavorable prior-year loss development if these indicators significantly change from our current expectations. If these indicators deteriorate, we believe that a reasonable estimate of an additional loss provision could amount to up to $250 million. However, our analysis as of this point in time continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued



Note 16 - Subsequent Event - Surety Claims
------------------------------------------

We had previously disclosed that with regard to commercial surety bonds issued on behalf of companies currently in bankruptcy, our largest individual exposure, pretax and before estimated reinsurance recoveries, approximated $120 million. This exposure consists of bonds securing certain workers' compensation obligations with an aggregate face amount of $80 million, and a bond securing certain retiree health benefit obligations with a face amount of $40 million. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the company in bankruptcy accounting for this exposure. Under the terms approved by the court, the buyer will not assume that company's obligations related to workers' compensation and retiree health benefits. Following the bankruptcy court's approval of the asset sale, we began receiving claim notices on April 25, 2003 relating to a substantial portion of the bonds securing the workers' compensation obligations. Given these developments, we believe that we will continue to receive claim notices related to the remaining workers' compensation bonds and, separately, the bond securing the retiree health benefit obligations. We are reviewing the claim notices to assess their validity under the provisions of the relevant surety bonds. We will record loss provisions when sufficient information is available to fully review the claims and to estimate our ultimate obligations under the bonds. Until this assessment is completed, we are unable to estimate a reasonable range of our potential ultimate losses after tax and after reinsurance in this matter. However, based on preliminary information currently available to us, we believe those losses may be somewhat lower than the face amount of the bonds.

    Forward-Looking Statement Disclosure and Certain Risks
    ------------------------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning:

  - market and other conditions and their effect on future premiums, revenues, earnings, cash flow and investment income;
  - price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years;
  - statements concerning the anticipated bankruptcy court approval of the Western MacArthur asbestos litigation settlement;
  - statements concerning our expectations of savings in our Health Care operation as we settle claims in a runoff environment; and
  - statements concerning claims made on surety bonds and the amounts we may ultimately pay with respect to these claims.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following:

  - changes in the demand for, pricing of, or supply of our products;
  -  our ability to effectively implement price increases;
  - general economic conditions, including changes in interest rates and the performance of financial markets;
  - additional statement of operations charges if our loss reserves are insufficient;
  - our exposure to natural catastrophic events, which are unpredictable, with a frequency or severity exceeding our estimates, resulting in material losses;
  - the possibility that claims cost trends that we anticipate in our businesses may not develop as we expect;
  - the impact of the September 11, 2001 terrorist attack and the ensuing global war on terrorism on the insurance and reinsurance industry in general, the implementation of the Terrorism Risk Insurance Act and potential further intervention in the insurance and reinsurance markets to make available insurance coverage for acts of terrorism;
  - risks relating to our potential exposure to losses arising from acts of terrorism and sabotage;
  - risks relating to our continuing ability to obtain reinsurance covering catastrophe, surety and other exposures at appropriate prices and/or in sufficient amounts;
  - risks relating to the collectibility of reinsurance and adequacy of reinsurance to protect us against losses;
  - risks relating to actual and potential credit exposures, including to derivatives counterparties and related to co-surety arrangements;
  - risks and uncertainties relating to international political developments, including the possibility of warfare, and their potential effect on economic conditions;
  - changes in domestic and foreign laws, tax laws and changes in the regulation of our businesses, which affect our profitability and our growth;
  - the possibility of downgrades in our ratings significantly adversely affecting us, including, but not limited to, reducing the number of insurance policies we write, generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers or causing us to borrow at higher interest rates;
  - the risk that our investment portfolio suffers reduced returns or investment losses, which could reduce our profitability;
  - the effect of financial market and interest rate conditions on pension plan assumptions and contribution levels;

  - the impact of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;
  - risks related to the business underwritten on our policy forms on behalf of Platinum Underwriters Holdings, Ltd. ("Platinum") and fully reinsured to Platinum pursuant to the quota share reinsurance agreements entered into in connection with the transfer of our ongoing reinsurance operations to Platinum in 2002;
  -  loss of significant customers;
  - risks relating to the decision of the bankruptcy court with respect to the approval of the settlement of the Western MacArthur matter;
  - changes in our estimate of insurance industry losses resulting from the September 11, 2001 terrorist attack;
  - unfavorable developments in non-Western MacArthur related asbestos litigation (including claims that certain asbestos-related insurance policies are not subject to aggregate limits);
  - unfavorable developments in environmental litigation involving policy coverage and liability issues;
  - the effects of emerging claim and coverage issues on our business, including developments relating to issues such as mold conditions, construction defects and changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;
  - the growing trend of plaintiffs targeting property-liability insurers, including us, in purported class action litigation relating to claim-handling and other practices;
  - the inability of our subsidiaries to pay dividends to us in sufficient amounts to enable us to meet our obligations and pay future dividends;
  - the cyclicality of the property-liability insurance industry causing fluctuations in our results;
  - risks relating to our asset management business, including the risk of material reductions to assets under management if we experience poor investment performance;
  - our dependence on the business provided to us by agents and brokers;
  -  our implementation of new strategies and initiatives;
  -  and various other matters.

Item 2.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -----------------------------------

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        March 31, 2003


The St. Paul Companies, Inc. ("The St. Paul") is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. We are a management company principally engaged, through our subsidiaries, in providing commercial property-liability insurance products and services. We also have a presence in the asset management industry through our 79% majority ownership of Nuveen Investments, Inc. As a management company, we oversee the operations of our subsidiaries and provide them with capital, management and administrative services. Based on total revenues in 2002, we ranked No. 207 on the Fortune 500 list of the largest companies in the United States. Our Internet website address is stpaul.com. We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website address is an inactive textual reference only and the contents of the website are not part of this report.



                    Consolidated Highlights
                    -----------------------

The following table summarizes our results for the three months ended March 31, 2003 and 2002.

        (In millions, except per                     2003        2002
          share data)                              ------      ------
        ------------------------
        Pretax income (loss) before
          cumulative effect of
          accounting change:
         Property-liability insurance:
          Underwriting result                      $   57      $  (11)
          Net investment income                       280         290
          Realized investment losses                  (32)        (39)
          Other                                       (34)        (26)
                                                   ------      ------
            Total property-liability insurance        271         214
         Asset management                              42          38
         Parent and other operations                  (62)        (56)
                                                   ------      ------
            Pretax income from continuing
             operations before cumulative effect
             of accounting change                     251         196
         Income tax expense                            70          48
                                                   ------      ------
            Income from continuing operations
             before cumulative effect of
             accounting change                        181         148
         Cumulative effect of accounting
          change, net of taxes                          -          (6)
                                                   ------      ------
            Income from continuing operations         181         142
         Discontinued operations, net of taxes          -          (9)
                                                   ------      ------
            Net income                             $  181      $  133
                                                   ======      ======
        Net income per share (diluted)             $ 0.75      $ 0.60
                                                   ======      ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Consolidated Results
--------------------
Our pretax income from continuing operations of $251 million in the first quarter of 2003 was $55 million higher than comparable 2002 pretax income of $196 million, driven by a significant improvement in our property-liability insurance underwriting results. In addition, pretax earnings from our asset management subsidiary, Nuveen Investments, Inc., were $4 million higher than the first quarter of 2002, driven by an increase in investment product sales and strong growth in assets under management. Pretax losses in "Parent and other operations" exceeded comparable first-quarter 2002 losses due to an increase in realized investment losses, primarily related to our investment in an option to acquire Platinum Underwriters Holdings, Ltd. stock (described in more detail on pages 32 and 33 of this report).

Presentation of Certain Information Based on Statutory
Accounting Principles
---------------------
Our U.S. property-liability insurance operations comprise the majority of our operations. These operations are required under applicable state insurance legislation and regulations to publicly report information on the basis of Statutory Accounting Principles ("SAP"), including net written premiums, statutory loss and loss adjustment expense ratio, and statutory underwriting expense ratio information. We provide in this report selected SAP information for all of our property-liability underwriting operations, as well as certain GAAP information for such operations. The SAP information included herein are common measures of the performance of a property-liability insurer, and we believe the inclusion of such information will aid investors in comparing our results with those of our peers in the industry. In addition, management uses this SAP information to monitor our financial performance. Definitions of the statutory information included herein are included under the "Definitions of Certain Statutory Accounting Terms" on page 57 of this report.

Elimination of Reporting Lag - Lloyd's
--------------------------------------
In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd's to coincide with the reporting timing of all of our other international operations. As a result, our consolidated results in the first quarter of 2003 included the results of those operations for the fourth quarter of 2002 and the first quarter of 2003. The incremental impact on our property-liability operations of changing the reporting lag, which consists of the results of these operations for the quarter ended March 31, 2003, was as follows.


                                                Quarter Ended
           (In millions)                        March 31, 2003
            -----------                         --------------
            Net written premiums                        $  237
            Change in unearned premiums                   (126)
                                                         -----
              Net earned premiums                          111
            Incurred losses and
             underwriting expenses                         138
                                                         -----
             GAAP underwriting loss                        (27)
            Net investment income                            3
            Other expenses                                  (3)
                                                         -----
             Total pretax loss                          $  (27)
                                                         =====

As elimination of the one-quarter reporting lag in our Lloyd's operations makes the information for the first quarter of 2003 not comparable to the information for the first quarter of 2002, we present information adjusted to remove the effect of the elimination in this Management's Discussion and Analysis. We believe that investors will find it helpful to have this information, as well as information prepared in accordance with United States generally accepted accounting principles ("GAAP"), when reviewing our results for the first quarter. Such adjusted information is reconciled to the information reported in accordance with GAAP whenever it is presented.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Reclassification of Lloyd's Commission Expenses
-----------------------------------------------
In the first quarter of 2003, we reclassified certain commission expenses related to our operations at Lloyd's. In prior years, we determined commission expense based on premiums reported by the Lloyd's market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not available from the Lloyd's market. That information is now available for current and prior periods, and in the first quarter of 2003, we began recording actual commission expense for our Lloyd's business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in the first quarter of 2003. There was no impact to net income or shareholders' equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense in equal and offsetting amounts. In the first quarter of 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $25 million, compared with what would have been recorded under our prior method of estimation. In addition, net written premiums increased by $76 million (a portion of which was due to the elimination of the one-quarter reporting lag). For the first quarter of 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $23 million, and an increase to net written premiums of $11 million.


Sale of Baltimore Office Campus
-------------------------------
In April 2003, we completed the sale our 68-acre office campus in Baltimore, MD. We recorded a pretax impairment writedown of $14 million in the first quarter of 2003 related to the sale, which was recorded as an operating expense in our property-liability operations. On an after-tax basis, the writedown totaled $9 million, or $0.04 per common share (diluted).


Transfer of Ongoing Reinsurance Operations to Platinum
Underwriters Holdings, Ltd.
------------------------------------------------------
On November 1, 2002, we completed the transfer of our continuing reinsurance business (previously operating under the name "St. Paul Re") and certain related assets, including renewal rights, to Platinum Underwriters Holdings, Ltd. ("Platinum"), a recently formed Bermuda company that underwrites property and casualty reinsurance on a worldwide basis.

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

In conjunction with the transfer of our continuing reinsurance business to Platinum, we entered into various agreements with Platinum and its subsidiaries, including quota share reinsurance agreements by which Platinum reinsured substantially all of the reinsurance contracts entered into by St. Paul Re on or after January 1, 2002. This transfer (based on September 30, 2002 balances) included $125 million of unearned premium reserves (net of ceding commissions), $200 million of existing loss and loss adjustment expense reserves and $24 million of other reinsurance-related liabilities. The transfer of unearned premium reserves to Platinum was accounted for as prospective reinsurance, while the transfer of existing loss and loss adjustment expense reserves was accounted for as retroactive reinsurance.

As noted above, the transfer of reserves to Platinum at the inception of the quota share reinsurance agreements was based on the September 30, 2002 balances. In March 2003, we transferred to Platinum $137 million of additional insurance reserves, consisting of $72 million in unearned premiums (net of ceding commissions) and $65

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

million in existing reserves for losses and loss adjustment expenses. We also transferred cash and other assets having a value equal to the additional insurance reserves transferred. This transfer of additional assets and liabilities reflected business activity between September 30, 2002 and the November 2, 2002 inception date of the quota share reinsurance agreements, and our estimate of amounts due under the adjustment provisions of the quota share reinsurance agreements. Our insurance reserves at December 31, 2002 included our estimate, at that time, of amounts due to Platinum under the quota share reinsurance agreements, which totaled $54 million. The $83 million increase in our estimate of amounts due to Platinum under the quota share reinsurance agreements resulted in a pretax underwriting loss of $6 million in the first quarter of 2003.

For business underwritten in the United States and the United Kingdom, until October 31, 2003, Platinum has the right to underwrite specified reinsurance business on our behalf in cases where Platinum is unable to underwrite that business because it has yet to obtain necessary regulatory licenses or approval to do so, or Platinum has not yet been approved as a reinsurer by the ceding company. We entered into this agreement solely as a means to accommodate Platinum through a transition period. Any business written by Platinum on our policy forms during this transition period is being fully ceded to Platinum under the quota share reinsurance agreements.

Our investment in Platinum is included in "Other investments." The estimated income from our 14% proportionate equity ownership in Platinum is included in our statement of operations as a component of "Net investment income." Our option to purchase additional Platinum shares is carried at market value ($55 million at March 31, 2003), with changes in its fair value recorded as other realized gains or losses in our statement of operations. In the first quarter of 2003, we recorded a realized loss of $7 million related to this option.


Revisions to Business Segment Reporting Structure
-------------------------------------------------
In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are now managed. As of March 31, 2003, our property-liability underwriting operations consist of two segments constituting our ongoing operations (Specialty Commercial and Commercial Lines), and one segment comprising our runoff operations (Other). The composition of those respective segments is described in greater detail in the analysis of their results on pages 42 through 51 of this discussion. All data for 2002 included in this report were restated to be consistent with the new reporting structure in 2003. The following is a summary of changes made to our segments in the first quarter of 2003.

  - Our Surety & Construction operations, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.
  - Our ongoing International operations and our ongoing operations at Lloyd's, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.
  - Our Health Care, Reinsurance and Other operations, each previously reported as a separate runoff business segment, have been combined into a single Other runoff segment and are under common management. "Runoff" means that we have ceased or plan to cease underwriting business as soon as possible.
  - The results of our participation in voluntary insurance pools (which include the majority of our environmental and asbestos liability exposures), previously included in our Commercial Lines segment, are now included in the Other segment. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

In accordance with provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," since Surety & Construction, International & Lloyd's, Health Care, and Reinsurance were reported as separate segments during 2002 and are considered to be of continuing significance in analyzing the results of our operations, we continue to separately present and discuss (as appropriate) in Note 7 to our consolidated financial statements and in Management's Discussion and Analysis, information about those businesses in 2003 and the corresponding period of 2002.

Our operations in runoff do not qualify as "discontinued operations" for accounting purposes. For the three months ended March 31, 2003, these runoff operations collectively accounted for $160 million, or 9%, of our reported net earned premiums, and generated underwriting losses totaling $99 million (an amount that does not include investment income from the assets maintained to support these operations). For the three months ended March 31, 2002, these runoff operations collectively accounted for $677 million, or 35%, of our net earned premiums, and generated underwriting profits totaling $0.3 million.


Terrorism Risk and Legislation
------------------------------
On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, or TRIA. TRIA establishes a temporary federal program which requires U.S. and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists' acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages.

Under TRIA, the U.S. Secretary of the Treasury determines whether an act is a covered terrorist act, and if it is covered, losses resulting from that act ultimately are shared among insurers, the federal government and policyholders. Generally, insurers pay all losses to policyholders, retaining a defined "deductible" and 10% of losses above that deductible. The federal government will reimburse insurers for 90% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid. An insurer's deductible in 2003 is 7% of the insurer's 2002 direct earned premiums, and rises to 10% of 2003 direct earned premiums in 2004 and, if the program continues in 2005, 15% of 2004 direct earned premiums in 2005. The program terminates at the end of 2004 unless the Secretary of the Treasury extends it to 2005. Federal reimbursement of the insurance industry is limited to $100 billion in each of 2003, 2004 and 2005, and no insurer that has met its deductible shall be liable for the payment of its portion of the aggregate industry insured loss that exceeds
$100 billion, thereby capping the insurance industry's and each insurer's ultimate exposure to terrorist acts covered by TRIA.

TRIA voided terrorist exclusions in policies in-force on November 26, 2002 to the extent of the TRIA coverage required to be offered and imposed requirements on insurers to offer the TRIA coverage to policyholders at rates chosen by the insurers on policies in-force on November 26, 2002 and all policies renewed or newly offered thereafter. Policyholders may accept or decline coverage at the offered rate and, with respect to policies in-force on November 26, 2002, TRIA coverage remains in effect until the policyholder fails to purchase the coverage within a specified period following the insurer's rate quotation for the TRIA coverage. We have fully implemented our interim rating plans in all states. In addition, long-term rating plans have been developed and will be filed in each state. Fifteen states have questioned our interim filing, and we continue to work with those states to resolve their questions about our filings.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

We believe it is too early to determine TRIA's impact on the insurance industry generally or on us. Our domestic insurance subsidiaries are subject to TRIA and, in the event of a terrorist act covered by TRIA, coverage would attach after losses of approximately $430 million (calculated based on 7% of our TRIA-qualifying calendar year 2002 direct earned premium total) Accordingly, TRIA's federal reimbursement provisions alone do not protect us from losses from foreign terrorist acts that could be material to our results of operations or financial condition. Furthermore, there is substantial uncertainty in determining the appropriate rates for offering TRIA coverage (and coverage for terrorist acts generally), and our quoted rates could be too low and attract poor risks or, alternatively, could be higher than our competitors and result in the loss of business. There are numerous interpretive issues in connection with TRIA's implementation by the Secretary of the Treasury that remain to be resolved, including the timing of federal reimbursement for TRIA losses, the standards for obtaining the federal reimbursement, the mechanisms for allocating losses exceeding insurers' deductibles and the participation by captive insurers in TRIA coverages. We currently have property reinsurance that would cover only a portion of our deductible. In April 2003, we renewed our terrorism reinsurance coverage, as described in the following discussion. There can be no assurance TRIA will achieve its objective of creating a viable private insurance market for terrorism coverage prior to TRIA's expiration, and rates and forms used by us and our competitors may vary widely in the future.

Regardless of TRIA, some state insurance regulators do not permit terrorism exclusions in various coverages we write, and currently, we have not excluded coverage for terrorist acts by domestic terrorists (e.g., the Oklahoma bombing) in our domestic coverages, or resulting from terrorist acts occurring outside the United States from our international coverages. Accordingly, our exposure to losses from terrorist acts is not limited to TRIA coverages. Losses from terrorists' acts, whether arising under TRIA coverages or otherwise, could be material to our results of operations and financial condition.


Purchase of Terrorism Coverage and Exposure to Future Terrorist Events
----------------------------------------------------------------------
After the terrorist attacks in September 2001, reinsurers, in general, specifically excluded terrorism coverage from property reinsurance treaties that subsequently renewed. As a result, in the second quarter of 2002, we purchased limited specific terrorism coverage in the form of two separate property reinsurance treaties. Those treaties expired on April 1, 2003, on which date we renewed our coverage in the form of a combined per-risk and catastrophe terrorism occurrence treaty. The treaty provides both certified and non-certified TRIA coverage. (To be TRIA certified, the terrorist act must be sponsored by an international group or state and damage caused must exceed a financial threshold, whereas non-certified coverage refers to acts of domestic terrorism). In addition, we secured non-certified TRIA terrorism coverage in our standard property reinsurance treaty renewals in April 2003 as part of our overall ceded reinsurance program. We renewed the majority of our reinsurance treaties covering workers' compensation and general liability business in 2002; those renewals include coverage for terrorism. Our reinsurance treaties do not cover acts of terrorism involving nuclear, biological or chemical events.
There can be no assurance that we will be able to secure terrorism reinsurance coverage on expiring treaties each year.

Asbestos Settlement Agreement
-----------------------------
On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company ("USF&G"), St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (collectively, the "USF&G Parties") with any of MacArthur Company, Western MacArthur Company ("Western MacArthur"), and Western Asbestos Company ("Western Asbestos") (together, the "MacArthur Companies"). For a full description of the circumstances leading up to the agreement, refer to Note 3 on pages 68 and 69 of our 2002 Annual Report to Shareholders.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Pursuant to the provisions of the settlement agreement, on November 22, 2002, the MacArthur Companies filed voluntary petitions under Chapter 11 of the Bankruptcy Code to permit the channeling of all current and future asbestos-related claims solely to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code. Consummation of most elements of the settlement agreement is contingent upon bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the "Plan"). Approval of the Plan involves substantial uncertainties that include the need to obtain agreement among existing asbestos plaintiffs, a person who has been appointed to represent the interests of unknown, future asbestos plaintiffs, the MacArthur Companies and the USF&G Parties as to the terms of such Plan. Accordingly, there can be no assurance that bankruptcy court approval of the Plan will be obtained.

Upon final approval of the Plan, the MacArthur Companies will release the USF&G Parties from any and all asbestos-related claims for personal injury, and all other claims in excess of $1 million in the aggregate, that may be asserted relating to or arising from directly or indirectly, any alleged coverage provided by any of the USF&G Parties to any of the MacArthur Companies, including any claim for extra contractual relief.

The after-tax impact on our 2002 net income, net of expected reinsurance recoveries and the re-evaluation and application of asbestos and environmental reserves, was approximately $307 million. This calculation reflected payments of $235 million during the second quarter of 2002, and $747 million on January
16, 2003 (including interest). The $747 million payment, together with $60 million of the original $235 million, shall be returned to USF&G Parties if the Plan is not finally approved. Accordingly, as of March 31, 2003 we had recorded those payments of $807 million in both "Other Assets" and "Other Liabilities," since the Plan had not yet been approved. The settlement agreement also provided for the USF&G Parties to pay $13 million and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan, subject to a right of reimbursement in certain circumstances of amounts advanced. That amount was paid in the second quarter of 2002.

As a result of the settlement, pending litigation with the MacArthur Companies has been stayed pending final approval of the Plan. Whether or not the Plan is approved, $175 million of the $235 million will be paid to counsel for the MacArthur Companies, and persons holding judgments against the MacArthur Companies as of June 3, 2002 and their counsel, and the USF&G Parties will be released from claims by such holders to the extent of $110 million paid to such holders.


Cumulative Effect of Accounting Change
--------------------------------------
In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also required that those assets meeting the criteria for classification as intangible with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. In the second quarter of 2002, we completed an evaluation for impairment of our recorded goodwill in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our previously reported results for the first quarter of 2002, reducing net income for that period from the originally reported $139 million, or $0.63 per common share (diluted) to $133 million, or $0.60 per common share (diluted).

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

As a result of implementing the provisions of this statement, we no longer amortize our goodwill assets. Amortization expense associated with intangible assets totaled $6 million in the first quarter of 2003, compared with $3 million in the same 2002 period.


September 11, 2001 Terrorist Attack
-----------------------------------
In 2001, we recorded estimated net pretax losses totaling $941 million related to the September 11, 2001 terrorist attack in the United States. We regularly evaluate the adequacy of our estimated net losses related to the attack, weighing all factors that may impact the total net losses we will ultimately incur. During 2002, we recorded an additional loss provision of $20 million, and a $33 million reduction in our estimated provision for uncollectible reinsurance related to the attack. In the first quarter of 2003, we did not record any additions or reductions to our estimated loss provision related to the attack. Through March 31, 2003, we have made net loss payments totaling $415 million related to the attack since it occurred, of which $108 million were made in the first quarter of 2003. For further information regarding the impact of the terrorist attack on our operations, refer to Note 4 on page 69 of our 2002 Annual Report to Shareholders.


Discontinued Operations
-----------------------
Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred. At December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003. In the first quarters of 2003 and 2002, we recorded pretax losses of less than $100,000 and $2 million, respectively, in discontinued operations, related to claims in respect of pre-sale losses.


Critical Accounting Policies
----------------------------
Overview - On pages 30 through 32 of our 2002 Annual Report to Shareholders, we identified and described the critical accounting policies related to accounting estimates that 1) require us to make assumptions about highly uncertain matters and 2) could materially impact our consolidated financial statements if we made different assumptions. Those policies were unchanged at March 31, 2003. The following discussion provides an update to various financial disclosures related to critical accounting policies pertaining to our investments.

We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss on our statement of operations. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. The following table summarizes the total pretax gross unrealized loss recorded in our common shareholders' equity at March 31, 2003 and Dec. 31, 2002, by invested asset class.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

     (in millions)                              2003      2002
      -----------                              -----     -----
      Fixed income (including securities
        on loan)                                $ 44      $ 52
      Equities                                    28        37
      Venture capital                            119       119
                                               -----     -----
         Total unrealized loss                  $191      $208
                                               =====     =====

At March 31, 2003 and December 31, 2002, the carrying value of our consolidated invested asset portfolio included $1.04 billion and $1.03 billion of net pretax unrealized appreciation, respectively.

The following table summarizes, for all securities in an
unrealized loss position at March 31, 2003 and Dec. 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.
                                      March 31, 2003       December 31, 2002
                                   ------------------     ------------------
 (in millions)                                  Gross                  Gross
  -----------                       Fair   Unrealized      Fair   Unrealized
                                   Value         Loss     Value         Loss
                                   -----   ----------     -----   ----------

      Fixed income (including
       securities on loan):
         0 - 6 months             $  728      $    16    $  673      $    27
         7 - 12 months                81           16       198            9
         Greater than 12 months      145           12       198           16
                                   -----        -----     -----        -----
           Total                     954           44     1,069           52
                                   -----        -----     -----        -----


      Equities:
         0 - 6 months                152           19       144           15
         7 - 12 months                33            7        80           20
         Greater than 12 months        5            2         4            2
                                   -----        -----     -----        -----
           Total                     190           28       228           37
                                   -----        -----     -----        -----

     Venture capital:
         0 - 6 months                 10           10        60           49
         7 - 12 months                77           66        39           25
         Greater than 12 months       42           43        44           45
                                   -----        -----     -----        -----
           Total                     129          119       143          119
                                   -----        -----     -----        -----
  Total                           $1,273       $  191    $1,440       $  208
                                   =====        =====     =====        =====


At March 31, 2003, our fixed income investment portfolio included non-investment grade securities and nonrated securities that in total comprised approximately 3% of the portfolio. Included in those categories at that date were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $135 million and a fair value of $116 million, resulting in a net pretax unrealized loss of $19 million. These securities represented 1% of the total amortized cost and fair value of the fixed income portfolio at March 31, 2003, and accounted for 43% of the total pretax unrealized loss in the fixed income portfolio. Included in those categories at Dec. 31, 2002 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $160 million and a fair value of $140 million, resulting in a net pretax unrealized loss of $20 million. These securities represented 1% of the total amortized cost and fair value of the fixed income portfolio at Dec. 31, 2002, and accounted for 38% of the total pretax unrealized loss in the fixed income portfolio.

           THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

The following table presents information regarding those fixed income investments, by remaining period to maturity date, that were in an unrealized loss position at March 31, 2003.

                                                    March 31, 2003
                                               ------------------------
     (in millions)                             Amortized      Estimated
      -----------                                   Cost     Fair Value
                                               ---------     ----------
     Remaining period to maturity date:
         One year or less                         $  113         $  112
         Over one year through five years            200            195
         Over five years through ten years           315            301
         Over ten years                              168            161
         Asset/mortgage-backed
          securities with various maturities         202            185
                                                 -------        -------
             Total                                $  998         $  954
                                                 =======        =======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Property-Liability Insurance
                 ----------------------------

Overview
--------
Our first-quarter 2003 consolidated net written premiums of $1.98 billion were 7% below comparable 2002 premiums of $2.12 billion. Strong growth in our ongoing Specialty Commercial and Commercial Lines segments was more than offset by an 84% decline in premium volume in our Other segment that was primarily due to the transfer of our ongoing reinsurance operations to Platinum in November 2002. Net written premium volume in our ongoing segments of $1.87 billion grew 32% over the first-quarter 2002 total of $1.41 billion, driven by $234 million of incremental premiums recorded as a result of eliminating the one-quarter reporting lag for our operations at Lloyd's and continued strong price increases throughout the business centers comprising these segments. Excluding the $234 million incremental Lloyd's volume in 2003, ongoing segments' net written premiums of $1.63 billion were 16% higher than first-quarter 2002.

Our consolidated statutory loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 65.5 for the first quarter of 2003, compared with a loss ratio of 71.2 in the same 2002 period. In our ongoing segments, the 2003 first-quarter loss ratio of 60.7 was nearly ten points better than the comparable 2002 loss ratio of 70.6.
The significant improvement reflected the impact of price increases in recent years and the success of our efforts to improve the quality of our business through underwriting discipline. In our runoff Other segment, the first-quarter 2003 loss ratio of 111.9 was significantly worse than the 2002 first-quarter ratio of 72.3, primarily due to declining earned premiums and unfavorable prior-year loss development in certain underwriting syndicates in our runoff operations at Lloyd's.

Effective January 1, 2003, we changed our disclosure regarding catastrophe losses. We no longer classify all losses from Insurance Services Office (ISO)-defined catastrophes as "catastrophe losses." We revised our definition of losses reported as "catastrophes" to include only those events that generate losses beyond a level normally expected in our business. This revised definition has no impact on recorded results for either the current or prior period. Catastrophe losses reported in prior periods have been reclassified to conform to our new definition. Our catastrophe losses, as newly defined, were minimal in the first quarter of 2003. In the first quarter of 2002, we recorded an $11 million reduction in the provision for catastrophes incurred in prior years.

Our consolidated statutory expense ratio, measuring underwriting expenses as a percentage of net written premiums, was 31.7 for the first quarter of 2003, compared with the 2002 first-quarter ratio of 28.3. Our ongoing segments' expense ratio of 30.3 in the first quarter of 2003 included 2.8 points attributable to the impact of the reclassification of commission expense on certain Lloyd's business, and the impact on that commission expense of eliminating the one-quarter reporting lag. Excluding that 2.8 point detriment, our first-quarter 2003 ongoing segments' expense ratio of 27.5 improved by over one point over the same 2002 period, reflecting the impact of price increases and the cost savings realized throughout our operations as a result of our efficiency initiatives.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Prior-Year Loss Development
---------------------------
"Prior-year loss development" refers to the calendar year income statement impact of changes in the provision for losses and loss adjustment expenses for claims incurred in prior accident years. The following table summarizes net loss and loss adjustment expense reserves at December 31, 2002 and March 31, 2003 for each of our property-liability segments (and the material components thereof), and the amount of unfavorable (favorable) prior-year loss development recorded in those respective operations in the first quarter of 2003.

                                                   Net Reserves
                                     ----------------------------------
                                     Dec. 31,    March 31,         Loss
       (in millions)                    2002         2003   Development
        -----------                  -------     --------   -----------

        Ongoing operations:
         Specialty Commercial:
           Specialty                  $2,043       $2,145        $    1
           Surety & Construction       1,369        1,395             -
           International & Lloyd's       987        1,040           (14)
                                      ------       ------        ------
              Total Specialty
               Commercial              4,399        4,580           (13)
                                      ------       ------        ------

         Commercial Lines              2,495        2,479             -
                                      ------       ------        ------
              Total Ongoing
               Operations              6,894        7,059           (13)
                                      ------       ------        ------
        Runoff Operations:
         Other:
           Health Care                 1,970        1,761             -
           Reinsurance                 3,043        2,739           (27)
           Other Runoff                2,942        2,375            66
                                      ------       ------        ------
              Total Runoff
               Operations              7,955        6,875            39
                                      ------       ------        ------
               Total Underwriting    $14,849      $13,934       $    26
                                      ======       ======        ======


Specific circumstances leading to the reserve development recorded in the first quarter of 2003 are discussed in more detail in the respective segment discussions that follow.

The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis). In the first quarter of 2003, we implemented a new segment reporting structure for our property-liability underwriting operations. Data for first-quarter 2002 in the table have been reclassified to be consistent with the new segment reporting structure.

Following the table is a detailed discussion of the results for each segment for the first quarters of 2003 and 2002. In addition to "prior-year loss development," we sometimes refer to "current-year loss development" or "current accident year loss activity," which refers to the calendar year income statement impact of recording the provision for losses and LAE for losses incurred in the current accident year.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

                                                      Three Months
                                      % of Total    Ended March 31
                                        Premiums    --------------
       ($ in millions)                ----------     2003     2002
        -------------                               -----    -----

        Specialty Commercial
          Net written premiums               67%   $1,332     $911
          Underwriting result                        $118     $(6)
          Combined ratio                             91.4     99.1

        Commercial Lines
          Net written premiums               27%     $535     $499
          Underwriting result                         $38      $(5)
          Combined ratio                             90.3     99.4

        Other
          Net written premiums                6%     $110     $708
          Underwriting result                        $(99)    $  -
          Combined ratio                            167.4     99.7
                                            ---     -----    -----
            Total Property-
             Liability Insurance
              Net written premiums          100%   $1,977   $2,118
                                            ===     =====    =====
              Underwriting result                   $  57    $ (11)
                                                    =====    =====
        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                             65.5     71.2
          Underwriting expense ratio                 31.7     28.3
                                                    -----    -----
              Combined ratio                         97.2     99.5
                                                    =====    =====


Specialty Commercial
--------------------
The Specialty Commercial segment includes our combined Surety & Construction operation, our ongoing International & Lloyd's operations, and the following nine specialty business centers that in total comprise the "Specialty" component of this segment:
Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Excess & Surplus Lines, Specialty Programs and Oil & Gas. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual obligations. The Construction business center offers a variety of products and services, including traditional insurance and risk management solutions, to a broad range of contractors and parties responsible for construction projects. Our ongoing International operations consist of our primary underwriting operations in Canada (other than surety), the United Kingdom and the Republic of Ireland, and the international exposures of most U.S. underwriting business. At Lloyd's, our ongoing operations are comprised of the following types of insurance coverage we underwrite through a single wholly-owned syndicate: Aviation, Marine, Global Property and Personal Lines. The following table provides supplemental information for this segment for the first quarters of 2003 and 2002.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

                                                     Three Months
                                                    Ended March 31
                                                    --------------
         (Dollars in millions)                      2003      2002
          -------------------                       ----      ----
         Specialty:
           Net written premiums                     $532      $473
             Percentage increase over 2002            13%

           Underwriting result                       $59        $9

         Statutory combined ratio:
           Loss and loss adjustment expense ratio   62.3      72.1
           Underwriting expense ratio               25.0      24.7
                                                    ----      ----
              Combined ratio                        87.3      96.8
                                                    ====      ====

         Surety & Construction:
           Net written premiums                     $332      $345
             Percentage decline from 2002             (4%)

           Underwriting result                       $14        $2

         Statutory combined ratio:
           Loss and loss adjustment expense ratio   62.5      63.6
           Underwriting expense ratio               33.2      31.4
                                                    ----      ----
              Combined ratio                        95.7      95.0
                                                    ====      ====

         International & Lloyd's:
           Net written premiums                     $468       $93
             Percentage increase over 2002           403%

           Underwriting result                       $45      $(17)

         Statutory combined ratio:
           Loss and loss adjustment expense ratio   54.2      79.0
           Underwriting expense ratio               36.7      38.2
                                                    ----     -----
              Combined ratio                        90.9     117.2
                                                    ====     =====

Specialty
---------
In our Specialty operations, virtually all business centers contributed to the 13% growth in premium volume over the first quarter of 2002. Price increases throughout these specialty operations were significant in the first quarter of 2003, and business retention levels remained stable. Net written premium growth compared to the same 2002 period in this segment was negatively impacted by a change in emphasis in our ceded reinsurance program from excess-of-loss coverages to quota share arrangements. In addition, ceded reinsurance costs increased over the first quarter of 2002 as a result of price increases on property and casualty treaties renewed in April and July 2002. Financial & Professional Services' first-quarter 2003 premiums of $124 million were 27% higher than those in the same 2002 period, driven by price increases and new business principally generated by our December 2002 acquisition of the right to seek to renew the professional and financial risk practice business of Royal & SunAlliance. Specialty Programs recorded written premiums of $53 million in the first quarter of 2003, 48% higher than comparable 2002 premiums of $36 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

The primary contributors to Specialty's $50 million improvement in underwriting profit over the first quarter of 2002 were Financial & Professional Services, with a $13 million improvement, and Technology, with a $12 million improvement. Current accident year results were favorable throughout the Specialty business centers, driven by strong pricing and improvement in the quality of our book of business.

Surety & Construction
---------------------
Net written premiums generated by our Surety business center totaled $93 million in the first quarter of 2003, down 14% from the comparable 2002 total of $107 million. The decline was primarily due to $25 million of premiums ceded under a new reinsurance contract effective as of January 1, 2003. Excluding that $25 million cession, premiums of $118 million increased by $11 million over the first quarter of 2002, reflecting incremental premiums generated from our March 2002 acquisition of London Guarantee Insurance Company (subsequently renamed "St. Paul Guarantee"). In our Construction business center, written premiums of $239 million were virtually level with premium volume of $238 million in the first quarter of 2002, as price increases during the quarter were largely offset by a reduction in new business.

The Surety underwriting loss totaled $10 million in 2003's first quarter, compared with an underwriting profit of $1 million in the same 2002 period. In the first quarter of 2002, favorable prior-year development totaled $13 million, whereas in the first quarter of 2003, we experienced negligible prior-year development in our Surety operation. Construction's first-quarter 2003 underwriting profit of $24 million was significantly higher than the comparable 2002 profit of $1 million, primarily due to an improvement in current-year loss experience.

In our Surety operation, we continue to experience an increase in the frequency of reported losses, primarily resulting from the continuing economic downturn in North America. Certain segments of our commercial surety business tend to be characterized by low frequency but potentially high severity losses. In October of 2000, we made a strategic decision to significantly reduce the exposures in these segments. Since that time, we have reduced our total commercial surety gross open bond exposure by over 45% as of March 31, 2003.

Within these segments, we have exposures related to a small number of accounts, which are now in various stages of bankruptcy proceedings. In addition, certain other accounts have experienced deterioration in creditworthiness since we issued bonds to them. Given the current economic climate and its impact on these companies, we may experience an increase in claims and, possibly, incur high severity losses. Such losses would be recognized in the period in which the claims are filed and determined to be a valid loss under the provisions of the surety bond issued.

With regard to commercial surety bonds issued on behalf of companies operating in the energy trading sector, our aggregate pretax exposure, net of facultative reinsurance, is with six companies for a total of approximately $418 million ($347 million of which is from gas supply bonds), an amount which will decline over the contract periods. The largest individual exposure approximates $190 million (pretax and before reinsurance). These companies all continue to perform their bonded obligations and, therefore, no claims have been filed.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

With regard to commercial surety bonds issued on behalf of companies currently in bankruptcy, our largest individual exposure, pretax and before estimated reinsurance recoveries, approximated $120 million as of March 31, 2003. This exposure consists of bonds securing certain workers' compensation obligations with an aggregate face amount of $80 million, and a bond securing certain retiree health benefit obligations with a face amount of $40 million. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the company in bankruptcy accounting for this exposure. Under the terms approved by the court, the buyer will not assume that company's obligations related to workers' compensation and retiree health benefits. Following the bankruptcy court's approval of the asset sale, we began receiving claim notices on April 25, 2003 relating to a substantial portion of the bonds securing the workers' compensation obligations. Given these developments, we believe that we will continue to receive claim notices related to the remaining workers' compensation bonds and, separately, the bond securing the retiree health benefit obligations. We are reviewing the claim notices to assess their validity under the provisions of the relevant surety bonds. We will record loss provisions when sufficient information is available to fully review the claims and to estimate our ultimate obligations under the bonds. Until this assessment is completed, we are unable to estimate a reasonable range of our potential ultimate losses after tax and after reinsurance in this matter. However, based on preliminary information currently available to us, we believe those losses may be somewhat lower than the face amount of the bonds.

In addition to the exposures discussed above with respect to energy trading companies and companies in bankruptcy, our commercial surety business as of March 31, 2003 included seven accounts with gross pretax bond exposures greater than $100 million each, before reinsurance. The majority of these accounts have investment grade ratings, and all accounts continue to perform their bonded obligations.

We continue with our intention to exit the segments of the commercial surety market discussed above by ceasing to write new business and, where possible, terminating the outstanding bonds. We will continue to be a market for traditional commercial surety business, which includes low-limit business such as license and permit, probate, public official, and customs bonds.

International & Lloyds
----------------------
Written premium volume in the first quarter of 2003 included $234 million of additional premiums recorded as a result of our elimination of the one-quarter reporting lag for our operations at Lloyd's (the remaining $3 million of incremental premiums described on page 31 of this report was recorded in our runoff Other segment). Excluding that $234 million additional amount, premium volume in 2003 of $234 million was more than double the first-quarter 2002 total of $93 million. At Lloyd's, premium volume excluding the $234 million quarter-lag impact totaled $132 million in the first quarter of 2003, compared with $24 million in the same 2002 period. Price increases on all coverages underwritten through Lloyd's were a major factor contributing to premium growth. The growth was concentrated in our Personal Lines business, reflecting significant price increases, as well as an increase in our participation in these coverages following the consolidation of most of our Lloyd's operations into one wholly-owned syndicate in 2002. In addition, premium volume recorded in the first quarter of 2002 was negatively impacted by delayed policy renewals and reinstatement premiums paid following the September 11, 2001 terrorist attack. In our International operations, first-quarter 2003 written premiums of $102 million were 47% higher than first-quarter 2002 premiums of $69 million, driven by price increases and new business.

Underwriting results for our International & Lloyd's operations in the first quarter of 2003 included $10 million in additional profits attributable to the elimination of the one-quarter reporting lag. Excluding the $10 million impact of the quarter lag elimination, the first-quarter 2003 underwriting profit was $35 million, driven by strong results from our operations in Canada and the United Kingdom, and our Aviation business at Lloyd's. The underwriting loss of $17 million in the first quarter of 2002 was driven by provisions to increase prior-year loss reserves in our operations at Lloyd's.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Commercial Lines
----------------
The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet (SM) and St. Paul Advantage
(SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail exposures. This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector. The Property Solutions business center combines our Large Accounts Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large property risks. The following table summarizes key financial data for this segment for the first three months of 2003 and 2002.

                                                    Three Months
                                                   Ended March 31
                                                   --------------
         (Dollars in millions)                     2003      2002
          -------------------                      ----      ----

         Net written premiums                      $535      $499
            Percentage increase over 2002             7%

         Underwriting result                        $38       $(5)

         Statutory combined ratio:
           Loss and loss adjustment expense ratio  62.0      70.6
           Underwriting expense ratio              28.3      28.8
                                                   ----      ----
              Combined ratio                       90.3      99.4
                                                   ====      ====

The 7% growth in net written premiums over the first quarter of 2002 reflected significant price increases throughout the segment, the impact of which was partially offset by an increase in ceded reinsurance costs related to our property reinsurance treaties that were renewed on April 1, 2002. As expected, the pace of price increases began to slow in the first quarter of 2003, but those increases continued to be the primary factor in premium growth over the comparable 2002 period as our business retention levels remained stable. Written premiums of $161 million in the Small Commercial business center were 7% below comparable first-quarter 2002 volume, due to our concerted efforts to shed unprofitable accounts and focus on expanding our core profitable business. In the Middle Market Commercial business center, premium volume of $351 million in the first quarter was 12% higher than the same period of 2002. Property Solutions' written premiums of $16 million in the first quarter of 2003 grew 47% over comparable premium volume in the same period of 2002.

The significant improvement in underwriting profitability compared with the first quarter of 2002 was centered in our current accident year results in each of the business centers comprising this segment, reflecting the impact of price increases and an improvement in the quality of our business. We remain selective in pursuing new business, focusing on opportunities that meet our pricing and underwriting criteria. In addition, we continue to achieve efficiencies in our claim handling procedures, further contributing to our improved results.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Other
-----
This segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following operations: our runoff operations at Lloyd's; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. We have a management team in place for these operations, seeking to ensure that our outstanding claim obligations are settled in an expeditious and economical manner. This segment also includes the results of our participation in voluntary insurance pools (which include the majority of our environmental and asbestos liability exposures). The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment. Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures. As described in more detail on pages 32 and 33 of this report, in November 2002 we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. The following table summarizes key financial data for the Other segment for the first quarters of 2003 and 2002. The table excludes statutory ratios, as they are less meaningful in a runoff environment because of the significant decline in net written and earned premiums.

                                                   Three Months
                                                  Ended March 31
                                                  --------------
         (Dollars in millions)                    2003      2002
          -------------------                     ----      ----
         Health Care:
           Net written premiums                    $19      $110
             Percentage decline from 2002          (83%)

           Underwriting result                    $(17)       $4

         Reinsurance:
           Net written premiums                    $65      $462
             Percentage decline from 2002          (86%)

           Underwriting result                     $18       $15

         Other Runoff:
           Net written premiums                    $26      $136
             Percentage decline from 2002          (81%)

           Underwriting result                   $(100)     $(19)


Other Segment Overview
----------------------
Our Other segment in total reported an underwriting loss of $99 million in the first quarter of 2003, compared with breakeven results in the same 2002 period. As described in more detail in the following discussion, the segment loss in 2003 included net unfavorable prior-period loss development of $39 million. The remainder of the first-quarter underwriting loss was primarily the result of provisions for losses on current accident year business, and expenses associated with the runoff lines of business in this segment.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Health Care
-----------
We announced our decision to exit the medical liability insurance market at the end of 2001. Written premiums of $110 million in the first quarter of 2002 primarily consisted of premiums generated by extended reporting endorsements and professional liability coverages underwritten prior to our nonrenewal notifications becoming effective in several states. In the first quarter of 2003, reporting endorsements related to physicians' and surgeons' coverages accounted for the majority of written premium volume. We are required to offer reporting endorsements to claims-made policyholders at the time their policies are nonrenewed. These endorsements cover losses incurred in prior periods that have not yet been reported. Unlike typical policies, premiums on these endorsements are fully earned, and the expected losses are recorded, at the time the endorsement is written.

In 2000 and 2001, we recorded cumulative prior-year reserve charges of $225 million and $735 million, respectively, in our Health Care operations, ultimately leading to our decision at the end of 2001 to exit this market. In general, the reserve increases primarily resulted from claim payments being greater than anticipated due to the recent escalation of large jury awards, which included substantially higher than expected pain and suffering awards. This affected our view of not only those cases going to trial, but also our view of all cases where settlements are negotiated and the threat of a large jury verdict aids the plaintiff bar in the negotiation process. The recent escalation in claim costs that resulted from these developments was significantly higher than originally projected trends (which had not forecasted the change in the judicial environment), and has now been considered in our actuarial analysis and the projection of ultimate loss costs. In addition, a portion of the reserve increase in the fourth quarter of 2001 resulted from information obtained from the work of a Health Care Claims Task Force, created during the first half of 2001, which focused resolution efforts on our largest claims with the intent of lowering our ultimate loss costs.

The following presents a summary of trends we observed within our Health Care operation for each quarter of 2002 and the first quarter of 2003. For a discussion of quarterly trends observed in 2000 and 2001, refer to page 40 of our 2002 Annual Report to Shareholders.

2002
----
Following the cumulative prior-year reserve charges of $735 million in 2001, activity in the first quarter of 2002 developed according to projections. Average paid claims for the full year of 2001 for medical malpractice lines had been $117,000, including a fourth quarter average of $124,000. The phrase "average paid claims" as used herein excludes claims which were settled or closed for which no loss or loss expense was paid. In the first quarter of 2002, the average paid loss was down to $111,000. We interpreted this as a positive sign that prior year reserve charges up to this point had been adequate. The average outstanding case reserve increased slightly from $141,000 in the fourth quarter of 2001 to $144,000 in the first quarter of 2002, but this was interpreted as a relatively benign change, given inflation and the promising decrease in average payment amounts. No additional reserve action was taken.

In the second quarter of 2002, average paid claims for medical malpractice lines were again somewhat above expectations, rising to $130,000 for the quarter. This, coupled with an additional increase in the average outstanding case reserve to $148,000, prompted management to reflect these new increased averages in its reserve analysis and record a reserve increase of $97 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Throughout 2002, we initiated significant changes to our Health Care claims organization and resolution process. During the third quarter of 2002, we began to see the results of executing this strategy. Specifically, caseloads per adjuster had begun to decline substantially and the process for providing oversight on high exposure cases had been streamlined, enabling a more expeditious approach to our handling of these medical malpractice claims - including the establishment of stronger case reserves. We also added staff with expertise in high exposure litigation management to assist claim handlers in aggressively pursuing appropriate resolutions on a file-by-file basis. This allowed us to establish more effective resolution strategies to either resolve claims prior to going to trial or, for those claims deemed as non-meritorious, maintain an aggressive defense. We have also become more selective in determining which cases are taken to trial and more willing to make use of our right to select defense counsel in those instances that we decide to litigate. This has caused our ratio of defense verdicts to plaintiff verdicts to improve over prior years. We began to more effectively manage our claim disposition strategies to limit the number of catastrophic verdicts. We believe that executing this strategy has increased our ability to reduce our ultimate indemnity losses.

As noted above, as part of our focus on claim resolution, we have increased our emphasis on routinely reviewing our case reserves and have put in place a process where managers actively review each adjuster's entire inventory of pending files to assure, among other things, that case reserves are adequate to support settlement values. In addition, as we have moved further into runoff, our mix of paid and outstanding claims has changed and we expect that our statistical data will reflect fewer new claims. We expect our claim counts will go down and the average size of our outstanding and paid claims will go up since newly reported claims are often settled at minimal loss or loss expense cost.

In the third quarter of 2002, although our average paid claim decreased slightly to $126,000, our average outstanding claim reserve increased to $166,000. We believed that increases in the average outstanding claim reserve were due to both the claim mix and case strengthening as described above and were not unexpected in a runoff environment. Accordingly, we did not record any reserve charge given the favorable effects we anticipate realizing in future ultimate payments.

In the fourth quarter of 2002, the average paid claim increased to $153,000 and the average outstanding case reserve increased to $181,000, which we believe was attributable to the previously described observations and was reasonable relative to our expectations.

Also during the fourth quarter, we determined that our claim inventory had been reduced considerably and had matured to a level at which we appropriately began to consider other more relevant data and statistics suitable for evaluating reserves in a runoff environment.

During 2002, and as described above, we concluded that the impact of settling claims in a runoff environment was causing abnormal effects on our average paid claims, average outstanding claims, and the amount of average case reserves established for new claims - all of which are traditional statistics used by our actuaries to develop indicated ranges of expected loss. Taking these changing statistics into account, we developed varying interpretations of our data, which implied added uncertainty to our evaluation of these reserves. It is our belief that this data, when appropriately evaluated in light of the impact of our migration to a runoff environment, supports our view that we will realize significant savings on our ultimate claim costs.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

In the fourth quarter of 2002, we established specific tools and metrics to more explicitly monitor and validate our key assumptions supporting our reserve conclusions since we believe that our traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis. The tools we developed track the three primary indicators which are influencing our expectations and include: a) newly reported claims, b) reserve development on known claims and c) the "redundancy ratio," comparing the cost of resolving claims to the reserve established for that individual claim.

   Emergence of newly reported claims - Our Health Care book of business was put into runoff at the end of 2001, and our outstanding exposure has rapidly dropped, as expected. Since the majority of coverage we offered was on a claims-made basis and notification of the claim must be made within the policy period, the potential for unreported claims has decreased significantly. We expect that the emergence of newly reported medical malpractice claims, with incurred years of 2002 or prior, would not exceed 40% of our current outstanding case reserve amount.

   Development on known claims - As part of executing our runoff claims strategy, the inventory of claim-specific case reserves was reviewed during 2002 in an effort to reserve each claim as appropriately as possible. This effort is in its advanced stages, and our expectations for additional reserve strengthening on known claims is considered to be minimal. We do not expect additional case development on medical malpractice claims to exceed 3% of existing case reserves.

   Case redundancy - While there were claims settlements which exceeded the claim-specific reserve that had been established, on the whole, claims are being settled at a level significantly less than the individual case reserve previously carried. During 2001, the amount of excess reserves above settled amounts as a percentage of previously established reserves (referred to as a redundancy ratio) were in the range of 25% to 30%. By the end of 2002, the redundancy ratio had increased to between 35% and 40%. We expect this ratio to stay within this range to support our best estimate of a reasonable provision for our loss reserves.

2003
----
In the first quarter of 2003, we evaluated the adequacy of our previously established medical malpractice reserves in the context of the three indicators described above. The dollar amount of newly reported claims in the quarter totaled $118 million, approximately 25% less than we anticipated in our original estimate of the required level of redundancy at year-end 2002. With regard to development on known claims, loss activity in the first quarter of 2003 was within our expectations. Case development on incurred years 2001 and prior was minimal, and case development on the 2002 incurred year totaled $39 million, within our year-end 2002 estimate of no more than 3% of development. For the first quarter of 2003, our redundancy ratio was within our expected range of between 35% and 40%.

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. While the recent results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of March 31, 2003, there is a reasonable possibility that we may incur additional unfavorable prior year loss development if these indicators significantly change from our current expectations. If these indicators deteriorate, we believe that a reasonable estimate of an additional loss provision could amount to up to $250 million. However, our analysis as of this point in time continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Reinsurance
-----------
In November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. ("Platinum") while retaining liabilities generally for reinsurance contracts incepting prior to January 1, 2002. Written premium volume recorded in the first quarter of 2003 consisted entirely of premium adjustments relating to reinsurance business underwritten in prior years. The underwriting profit of $18 million recorded in the first quarter of 2003 was driven by $27 million of favorable development on losses incurred in prior years. As part of our actuarial analysis completed during the first quarter, we observed a notable change in reported prior-year loss activity, which caused us to reassess our assumptions being used for determining the expected timing and amount of future reported losses. Accordingly, by changing these assumptions, our analysis concluded that prior-year loss reserves were redundant and a favorable adjustment was recorded. The $27 million favorable adjustment represented less than 1% of our net reinsurance reserves at Dec. 31, 2002.

The first-quarter 2003 result also included a $6 million underwriting loss related to the transfer of additional assets and reserves to Platinum. In the first quarter of 2002, the underwriting profit reflected the impact of price increases, as well as a reduction in the provision for catastrophe losses incurred in prior years.

Other Runoff
------------
This category includes the results of the following operations: our runoff operations at Lloyd's; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. The $100 million underwriting loss in the first quarter of 2003 in this category included $35 million of loss provisions to increase prior-year reserves in our runoff syndicates at Lloyd's in the first quarter of 2003. The unfavorable development was concentrated in North American casualty coverages, as well as specific lines associated with Financial Institutions and Professional coverages. We experienced deterioration in those same syndicates throughout 2002, leading us to increase reserve levels. In the first quarter of 2003, further analysis undertaken by an independent party on our behalf in connection with Lloyds' compliance with annual regulatory requirements provided us with additional information and analyses which led us to record the $35 million loss provision.

Also contributing to the first-quarter underwriting loss in this segment in 2003 was $31 million of unfavorable prior-year development primarily related to several specific large losses in a number of countries within our exited international operations where we have ceased underwriting business. The remainder of the first-quarter underwriting loss was the result of provisions for losses on current accident year business, and expenses associated with the runoff lines of business in this segment.

Investment Operations
---------------------
First-quarter 2003 pretax net investment income in our property-liability insurance operations totaled $280 million, $10 million below the same period of 2002. Our investment income in recent quarters has been negatively impacted by declining yields on new investments and a reduction in funds available for investment due to significant cash payments for insurance losses and loss adjustment expenses, including payments related to our runoff operations. In addition, we made a planned payment of $747 million (including interest) in mid-January 2003 related to the settlement of the Western MacArthur asbestos litigation, further reducing our invested asset base. Since the end of 1999, average new money rates on taxable and tax-exempt securities have fallen from 7.2% and 5.4%, respectively, to 4.5% and 3.5%, respectively, at March 31, 2003.

Net pretax realized investment losses in our property-liability insurance operations totaled $32 million in the first quarter of 2003, compared with realized losses of $39 million in the same 2002 period. In the first quarter of 2003, we sold fixed income securities with a cumulative amortized cost of $280 million, generating gross pretax gains of $16 million. These gains were largely offset by impairment writedowns totaling $9 million. Net pretax realized losses generated by sales from our equity portfolio totaled $20 million in the first quarter of 2003. In our venture capital portfolio, pretax realized gains from the sale of securities totaled $22 million in the first quarter of 2003, an amount that was more than offset by impairment writedowns totaling $28 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

In the first quarter of 2002, we sold fixed income securities with a cumulative amortized cost of $566 million, generating gross pretax gains of $13 million. In our venture capital portfolio, impairment writedowns totaled $17 million in the first quarter of 2002.

The market value of our $15.6 billion fixed income portfolio exceeded its cost by $1.03 billion at March 31, 2003. Approximately 96% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.1% at March 31, 2003, down from 6.5% a year earlier.

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

Our ultimate liability for environmental claims is difficult to estimate because of these legal issues. Insured parties have submitted claims for losses that in our view are not covered in their respective insurance policies, and the final resolution of these claims may be subject to lengthy litigation, making it difficult to estimate our potential liability. In addition, variables such as the length of time necessary to clean up a polluted site, and controversies surrounding the identity of the responsible party and the degree of remediation deemed necessary, make it difficult to estimate the total cost of an environmental claim.

Estimating our ultimate liability for asbestos claims is also very difficult. The primary factors influencing our estimate of the total cost of these claims are case law and a history of prior claim development, both of which continue to evolve and are complicated by aggressive litigation against insurers, including us. Estimating ultimate liability is also complicated by the difficulty of assessing what rights, if any, we may have to seek contribution from other insurers of any policyholder.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

In the second quarter of 2002, we also supplemented our survival ratio analysis of asbestos reserves with a detailed claims analysis. We determined that, excluding the impact of the Western MacArthur settlement, our asbestos reserves were adequate; however, including that impact, we determined that our asbestos reserves were inadequate.

As a result of developments in the asbestos litigation environment generally, we determined in the first quarter of 2002 that it would be desirable to seek earlier and ultimately less costly resolutions of certain pending asbestos-related litigations. As a result, we have decided where possible to seek to resolve these matters while continuing to vigorously assert defenses in pending litigations. We are taking a similar approach to environmental litigations. As discussed in more detail on pages 35 and 36 of this report, in the second quarter of 2002 we entered into a definitive agreement to settle asbestos claims for a total gross cost of $995 million arising from any insuring relationship we and certain of our subsidiaries may have had with MacArthur Company, Western MacArthur Company or Western Asbestos Company.

The table below represents a reconciliation of total gross and net environmental reserve development for the three months ended March 31, 2003, and the years ended December 31, 2002 and 2001. Amounts in the "net" column are reduced by reinsurance recoverables. The disclosure of environmental reserve development includes all claims related to environmental exposures. Additional disclosure has been provided to separately identify loss payments and reserve amounts related to policies that were specifically underwritten to cover environmental exposures, referred to as "Underwritten," as well as amounts related to environmental exposures that were not specifically underwritten, referred to as "Not Underwritten." In 1988, we completed our implementation of a pollution exclusion in our commercial general liability policies; therefore, activity related to accident years after 1988 generally relates to policies underwritten to include environmental exposures.

The amounts presented for paid losses in the following table as "Underwritten" include primarily exposures related to accident years after 1988 for policies which the underwriter contemplated providing environmental coverage. In addition, certain pre-1988 exposures, primarily first party losses, are included since, they too, were contemplated by the underwriter to include environmental coverage. "Not Underwritten" primarily represents exposures related to accident years 1988 and prior for policies which were not contemplated by the underwriter to include environmental coverage.


  Environmental            2003            2002          2001
  -------------       (first quarter)  ------------  ------------
  (In millions)         Gross    Net   Gross    Net  Gross    Net
   -----------          -----   ----   -----   ----  -----   ----
  Beginning reserves     $370   $298    $604   $519   $684   $573
  Incurred losses          25     (1)     (2)    (3)     6     21
  Reserve reduction         -      -    (150)  (150)     -      -
  Paid losses:
    Not underwritten      (61)   (37)    (70)   (56)   (74)   (63)
    Underwritten           (2)    (2)    (12)   (12)   (12)   (12)
                        -----   ----   -----   ----  -----   ----
  Ending reserves        $332   $258    $370   $298   $604   $519
                        =====   ====   =====   ====  =====   ====

The $150 million reduction of environmental reserves in 2002 discussed previously was included in the gross and net incurred losses for 2002.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

For 2001, the year-end gross and net environmental "underwritten" reserves were both $28 million, and at December 31, 2002 and March 31, 2003 such gross and net reserves were both $36 million. These reserves relate to policies, which were specifically underwritten to include environmental exposures. These "underwritten" reserve amounts are included in the total reserve amounts in the preceding table.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for each of the years in the three-year period ended December 31, 2002. No policies have been underwritten to specifically include asbestos exposure.


   Asbestos                2003           2002          2001
   --------          (first quarter)  ------------  ------------
  (In millions)        Gross    Net   Gross    Net  Gross    Net
   -----------         -----   ----   -----   ----  -----   ----
  Beginning reserves  $1,245   $778    $577   $387   $471   $315
  Incurred losses         20      3     846    482    167    116
  Reserve increase         -      -     150    150      -      -
  Paid losses           (809)  (484)   (328)  (241)   (61)   (44)
                       -----   ----   -----   ----  -----   ----
  Ending reserves       $456   $297  $1,245   $778   $577   $387
                       =====   ====   =====   ====  =====   ====

Paid losses in 2003 include $740 million related to the Western MacArthur litigation settlement. Included in gross incurred losses in 2002 were $995 million of losses related to the Western MacArthur settlement. Also included in the gross and net incurred losses for the year ended December 31, 2002, but reported separately in the above table, was a $150 million increase in asbestos reserves. Gross paid losses in 2002 include the $248 million Western MacArthur payment made in June 2002.

Our reserves for environmental and asbestos losses at March 31, 2003 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek earlier and, we believe, ultimately less costly resolutions of certain pending asbestos and environmental related litigations. Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

In 2001, we completed a periodic analysis of environmental and asbestos reserves at one of our subsidiaries in the United Kingdom. The analysis was based on a policy-by-policy review of our known and unknown exposure to damages arising from environmental pollution and asbestos litigation. The analysis concluded that loss experience for environmental exposures was developing more favorably than anticipated, while loss experience for asbestos exposures was developing less favorably than anticipated. The divergence in loss experience had an offsetting impact on respective reserves for environmental and asbestos exposures; as a result, we recorded a $48 million reduction in net incurred environmental losses in 2001, and an increase in net incurred asbestos losses for the same amount.

Total gross environmental and asbestos reserves at March 31, 2003, of $788 million represented approximately 4% of gross consolidated reserves of $21.3 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Asset Management
                       ----------------

Our asset management segment consists of our 79% majority ownership interest in Nuveen Investments, Inc. ("Nuveen Investments," formerly The John Nuveen Company). Nuveen Investments provides individually managed accounts, closed-end exchange-traded funds and mutual funds to the affluent and high-net-worth market segments through unaffiliated intermediary firms. Nuveen Investments also provides managed account services to several institutional market segments and channels.
Highlights of Nuveen Investments' performance for the first quarters of 2003 and 2002 were as follows.

                                          Three Months
                                         Ended March 31
                                         --------------
         (In millions)                    2003     2002
          -----------                    -----    -----
         Revenues                         $102     $ 94
         Expenses                           49       45
                                         -----    -----
            Pretax income                   53       49
         Minority interest                 (11)     (11)
                                         -----    -----
           The St. Paul's share of
             pretax income                $ 42     $ 38
                                         =====    =====

         Assets under management       $81,360  $69,538
                                        ======   ======


Nuveen Investments' total revenues in the first quarter of 2003 grew 9% over the same period of 2002, primarily due to an increase in investment advisory fees. Gross investment product sales of $4.2 billion in the first quarter of 2003 included $2.1 billion of retail and institutional managed accounts, $1.7 billion of closed-end exchange-traded funds and $0.4 billion of mutual funds. Total gross sales in the first quarter of 2002 totaled $3.4 billion. Strong investor demand for Nuveen Investments' tax-free and taxable fixed-income products fueled the increase in product sales over 2002. Nuveen's net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) during the first quarter of 2003 totaled $2.1 billion, compared with net flows of $1.9 billion in the first quarter of 2002.

Managed assets at the end of the first quarter consisted of $41.6 billion of exchange-traded funds, $19.3 billion of retail managed accounts, $8.6 billion of institutional managed accounts and $11.9 billion of mutual funds. The significant increase in managed assets over the same time a year ago was driven by Nuveen Investments' acquisition of NWQ Investment Management Company Inc. in August 2002, positive net flows and municipal market appreciation. These increases were partially offset by significant equity market depreciation over the last twelve months. Assets under management at the end of 2002 totaled $79.7 billion.

                       Capital Resources
                       -----------------

Common shareholders' equity of $5.83 billion at March 31, 2003 grew $149 million over the year-end 2002 total of $5.68 billion, driven by our net income of $181 million in the first quarter.

Total debt outstanding at March 31, 2003 of $2.66 billion declined by $49 million from the year-end 2002 total of $2.71 billion, largely due to a net $186 million reduction in commercial paper outstanding. During the first quarter, Nuveen Investments repaid $145 million it had previously borrowed from The St. Paul under an intercompany revolving line of credit, and we used the proceeds to repay a like amount of our commercial paper outstanding. Nuveen Investments funded its repayment to us by borrowing $145 million under its revolving bank line of credit. Our ratio of total debt obligations to total capitalization (defined as the sum of debt obligations, shareholders' equity

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Capital Resources (continued)
                 ----------------------------

and redeemable preferred securities) of 28% at the end of the first quarter declined slightly from the year-end 2002 ratio of 29%. Net interest expense related to debt totaled $28 million in the first quarter of 2003, compared with $25 million in the same period of 2002. The increase was primarily due to our issuance in March 2002 of $500 million of 5.75% Senior Notes.

We made no major capital improvements in the first quarter of 2003, and none are anticipated during the remainder of the year.

Our ratio of earnings to fixed charges was 5.56 in the first three months of 2003, compared with 4.90 for the same period of 2002. Our ratio of earnings to combined fixed charges and preferred stock dividend requirements was 5.25 for the first three months of 2003, compared with 4.58 for the same period of 2002. Fixed charges consist of interest expense, dividends on preferred capital securities and that portion of rental expense deemed to be representative of an interest factor.


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

Net cash flows used by continuing operations totaled $905 million in the first quarter of 2003, compared with cash provided from continuing operations of $96 million in the same period of 2002. Operational cash outflows in 2003 were dominated by our January 2003 payment of $747 million related to the Western MacArthur asbestos litigation settlement. In addition, loss payments from our operations in runoff, particularly Health Care and Reinsurance, contributed to the negative operational cash flows in 2003. Net loss payments related to the September 11, 2001 terrorist attack totaled $108 million in the first quarter of 2003, compared with payments of $85 million in the same 2002 period.

We expect operational cash flows during the remainder of 2003 to continue to be negatively impacted by insurance losses and loss adjustment expenses payable related to our operations in runoff. In our ongoing underwriting operations, however, we expect further improvement in operational cash flows as a result of continuing price increases and the improving quality of our ongoing book of business.

In April 2003, Moody's Investors Services, Inc. lowered certain of our financial ratings and those of our insurance underwriting subsidiaries and established a stable outlook on the ratings going forward. We believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis. We continue to maintain an $800 million commercial paper program with $600 million of back-up liquidity, consisting of bank credit agreements totaling $540 million and $60 million of highly liquid, high-quality fixed income securities. In January 2003, we established a program providing for the offering of up to $500 million of medium-term notes. As of May 6, 2003, we had not issued any notes under this program.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all variable interest entities ("VIE") by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In
addition, it requires expanded disclosure for all VIEs.   We do
not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement requires additional disclosures in the event of a voluntary change. It also no longer permits the use of the original prospective method of transition for changes to the fair value based method for fiscal years beginning after December 15, 2003. We currently account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", using the intrinsic value method, and have not made a determination regarding any change to the fair value method.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or a disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We did not initiate any such activities in the first quarter of 2003. Applying the provisions of SFAS No. 146 will result in changes to the timing only of recognition of such costs associated with these activities.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.


      Definitions of Certain Statutory Accounting Terms
      -------------------------------------------------

Expense Ratio - We use the statutory definition of expenses in calculating expense ratios disclosed in this report. Expenses are divided by net written premiums to arrive at the expense ratio. "Statutory" expenses differ from "GAAP" expenses primarily with regard to policy acquisition costs, which are not deferred and amortized for statutory purposes, but rather recognized as incurred.

Written and Earned Premiums - Net "written" premiums are a statutory measure of premium volume that differs from the net "earned" premiums reported in our GAAP statement of operations. Written premiums for a period can be reconciled to earned premiums by adding or subtracting the change in unearned premium reserves in the period.

Loss Ratio - We use the statutory definition of loss ratio. This ratio is calculated by dividing the sum of losses and loss adjustment expenses incurred by net earned premiums. Net earned premiums, and losses and loss adjustment expenses, are also
GAAP measures.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


      Definitions of Certain Statutory Accounting Terms (continued)
      ------------------------------------------------------------

Combined Ratio - This ratio is the sum of the expense ratio and the loss ratio.

Underwriting Result - We calculate underwriting results using statutory financial information adjusted for certain items (such as the amortization of deferred policy acquisition costs) to arrive at GAAP information. Our reported GAAP underwriting result is calculated by subtracting incurred losses and loss adjustment expenses and underwriting expenses (as adjusted for items such as the impact of deferred acquisition costs) from net earned premiums. The GAAP underwriting result represents our best measure of profitability for our property-liability underwriting business segments. We do not allocate net investment income to our respective underwriting segments. A reconciliation of statutory underwriting results to our reported GAAP underwriting results can be found on our web site, stpaul.com. Our website address is an inactive textual reference only and the contents of the website are not part of this report.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
------    ----------------------------------------------------------

For a description of our risk management policies and procedures, see the "Exposures to Market Risk" section of Management's
Discussion and Analysis on pages 54 and 55 of our 2002 Annual
Report to Shareholders.

Item 4.    Controls and Procedures.
------     -----------------------

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

In the course of finalizing this Quarterly Report on Form 10-Q, the Company's management became aware of possible noncompliance with existing internal controls and with the Foreign Corrupt Practices Act, in both cases relating to our Mexican subsidiary. We promptly commenced an investigation, which has not yet been completed. This matter does not affect the conclusions expressed in the preceding paragraph.

                  PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
           The information set forth in the "Contingencies" section (which updates information in our Annual Report on Form 10-K for the year ended December 31, 2002 pertaining to the Western MacArthur settlement agreement and certain purported class action shareholder lawsuits) of Note 5 to the consolidated financial statements is incorporated herein by reference.

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

         (b) Reports on Form 8-K.

             1) The St. Paul filed a Form 8-K Current Report dated
                January 27, 2003 related to the announcement of financial results for the fourth quarter and twelve months ended December 31, 2002.

             2) The St. Paul filed a Form 8-K Current Report dated
                January 29, 2003 containing documents related to The St. Paul's $500 million, Series D Medium-Term Note Program.

             3) The St. Paul filed a Form 8-K Current Report dated March 5,
                2003, containing the following documents for The St. Paul for the year ended December 31, 2002: Management's Discussion and Analysis of Financial Condition and Results of Operations; Six-year Summary of Selected Financial Data; Statement Regarding Management's Responsibility for Financial Statements; Independent Auditors' Report; Consolidated Financial Statements; Notes to Consolidated Financial Statements; and Consent of Independent Auditors.

             4) The St. Paul filed a Form 8-K Current Report dated April 30,
                2003 related to the announcement of claim notices being received for our largest individual exposure regarding commercial surety bonds issued on behalf of companies now in bankruptcy.

             5) The St. Paul filed a Form 8-K Current Report dated April 30,
                2003 related to the announcement of financial results for the quarter ended March 31, 2003.

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


Date:  May 15, 2003                 By  Bruce A. Backberg
       ------------                     -----------------
                                        Bruce A. Backberg
                                         Senior Vice President
                                         (Authorized Signatory)


Date:  May 15, 2003                 By  John C. Treacy
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

  1.   I have reviewed this quarterly report on Form 10-Q of The
       St. Paul Companies, Inc.

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

          b) evaluated the effectiveness of the
             registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
             Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  May 15, 2003                     By: Jay S. Fishman
         ------------                         --------------
                                              Jay S. Fishman
                                               Chairman and
                                                Chief Executive Officer

                         CERTIFICATION


I, Thomas A. Bradley, Chief Financial Officer, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of The
       St. Paul Companies, Inc.

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

          b) evaluated the effectiveness of the
             registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
             Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:  May 15, 2003                      By: Thomas A. Bradley
         ------------                          -----------------
                                               Thomas A. Bradley
                                                Executive Vice President and
                                                 Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit

(2)  Plan of acquisition, reorganization, arrangement,
        liquidation or succession*......................................

(3)  (i) Articles of incorporation*.....................................
     (ii) By-laws*......................................................

(4)  Instruments defining the rights of security holders,
        including indentures*...........................................

(10) Material contracts*................................................

(11) Statement re computation of per share earnings**...................(1)

(12) Statement re computation of ratios**...............................(1)

(15) Letter re unaudited interim financial information*.................

(18) Letter re change in accounting principles*.........................

(19) Report furnished to security holders*..............................

(22) Published report regarding matters submitted to
        vote of security holders*.......................................

(23) Consents of experts and counsel*...................................

(24) Power of attorney*.................................................

(99) Additional exhibits*...............................................


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