Form 10-Q
period 2003-06-30
ST PAUL COMPANIES INC /MN/
filed 2003-07-31
CIK 86312

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

             (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   June 30, 2003
                                                -----------------
                                   or

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

     The number of shares of the Registrant's Common Stock, without par value, outstanding at July 25, 2003, was 227,799,983.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                             Page No.
PART I. FINANCIAL INFORMATION                                --------

     Consolidated Statements of Operations (Unaudited),
         Three and Six Months Ended June 30, 2003 and 2002        3

     Consolidated Balance Sheets, June 30, 2003
         (Unaudited) and December 31, 2002                        4

     Consolidated Statements of Shareholders' Equity,
         Six Months Ended June 30, 2003
         (Unaudited) and Twelve Months Ended                      6
         December 31, 2002

     Consolidated Statements of Comprehensive Income (Loss)
         (Unaudited), Six Months Ended June 30, 2003
         and 2002                                                 7

     Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 2003 and 2002                  8

     Notes to Consolidated Financial Statements
         (Unaudited)                                              9

     Forward-Looking Statement Disclosure and Certain Risks      28

     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                              30

     Qualitative and Quantitative Disclosures
         about Market Risk                                       60

     Controls and Procedures                                     60

PART II. OTHER INFORMATION

     Item 1 through Item 5                                       61

     Item 6                                                      62

     Signatures                                                  62

EXHIBIT INDEX                                                    63

Item 1.   Financial Statements.


                   PART I     FINANCIAL INFORMATION
             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               Unaudited
   For the three months and six months ended June 30, 2003 and 2002
                 (In millions, except per share data)

                                    Three Months Ended      Six Months Ended
                                          June 30                June 30
                                    ------------------      ----------------
                                         2003     2002         2003     2002
                                       ------   ------       ------   ------
      Revenues:
        Premiums earned               $ 1,700  $ 1,956      $ 3,429  $ 3,914
        Net investment income             274      286          556      579
        Asset management                  106       90          208      184
        Realized investment
         gains (losses)                    68      (32)          29      (70)
        Other                              23       44           63       71
                                       ------   ------       ------   ------
          Total revenues                2,171    2,344        4,285    4,678
                                       ------   ------       ------   ------

      Expenses:
        Insurance losses and
         loss adjustment expenses       1,192    1,986        2,328    3,379
        Policy acquisition expenses       377      441          784      874
        Operating and
         administrative expenses          294      281          614      593
                                       ------   ------       ------   ------
          Total expenses                1,863    2,708        3,726    4,846
                                       ------   ------       ------   ------
          Income (loss) from
           continuing operations
           before income taxes and
           cumulative effect of
           accounting change              308     (364)         559     (168)

          Income tax expense
           (benefit)                       93     (146)         163      (98)
                                       ------   ------       ------   ------
          Income (loss) before
           cumulative effect of
           accounting change              215     (218)         396      (70)
          Cumulative effect of
           accounting change,
           net of taxes                     -        -            -       (6)
                                       ------   ------       ------   ------
          Income (loss) from
           continuing operations          215     (218)         396      (76)

        Discontinued operations:
        Loss on disposal, net of taxes     (1)      (5)          (1)     (14)
                                       ------   ------       ------   ------
          Loss from discontinued
           operations, net of taxes        (1)      (5)          (1)     (14)
                                       ------   ------       ------   ------
           Net income (loss)          $   214  $  (223)     $   395  $   (90)
                                       ======   ======       ======   ======

      Basic earnings (loss)
       per share:
        Income (loss) from
         continuing operations        $  0.94  $ (1.07)     $  1.71  $ (0.41)
        Discontinued operations,
         net of taxes                   (0.01)   (0.02)       (0.01)   (0.06)
                                       ------   ------       ------   ------
           Net income (loss)          $  0.93  $ (1.09)     $  1.70  $ (0.47)
                                       ======   ======       ======   ======

      Diluted earnings (loss)
       per share:
        Income (loss) from
         continuing operations        $  0.89  $ (1.07)     $  1.64  $ (0.41)
        Discontinued operations,
         net of taxes                       -    (0.02)           -    (0.06)
                                       ------   ------       ------   ------
           Net income (loss)          $  0.89  $ (1.09)     $  1.64  $ (0.47)
                                       ======   ======       ======   ======

      Dividends declared per
        common share                  $  0.29  $  0.29      $  0.58  $  0.58
                                       ======   ======       ======   ======

        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
            June 30, 2003 (unaudited) and December 31, 2002
                             (In millions)




                                                    2003              2002
       Assets                                     ------            ------
         Investments:
            Fixed income                         $16,956           $17,188
            Real estate and mortgage loans           857               874
            Venture capital                          547               581
            Equities                                 352               394
            Securities on loan                       857               806
            Other investments                        843               738
            Short-term investments                 1,895             2,152
                                                  ------            ------
                Total investments                 22,307            22,733
         Cash                                        177               315
         Reinsurance recoverables:
            Unpaid losses                          7,490             7,777
            Paid losses                              962               523
         Ceded unearned premiums                     787               813
         Receivables:
            Underwriting premiums                  2,784             2,711
            Interest and dividends                   242               247
            Other                                    214               218
         Deferred policy acquisition costs           653               532
         Deferred income taxes                     1,179             1,267
         Office properties and equipment             363               459
         Goodwill                                    894               874
         Intangible assets                           148               139
         Other assets                              2,338             1,351
                                                  ------            ------
                Total Assets                     $40,538           $39,959
                                                  ======            ======


        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (continued)
            June 30, 2003 (unaudited) and December 31, 2002
                             (In millions)



                                                    2003              2002
      Liabilities                                 ------            ------
        Insurance reserves:
           Losses and loss adjustment
            expenses                             $21,320           $22,626
           Unearned premiums                       4,177             3,802
                                                  ------            ------
               Total insurance reserves           25,497            26,428
        Debt                                       2,535             2,713
        Payables:
           Reinsurance premiums                    1,020             1,010
           Accrued expenses and other              1,033               963
        Securities lending collateral                874               822
        Other liabilities                          2,414             1,388
                                                  ------            ------
               Total Liabilities                  33,373            33,324
                                                  ------            ------
        Company-obligated mandatorily
         redeemable preferred securities
         of trusts holding solely
         subordinated debentures of
         the company                                 890               889
                                                  ------            ------

      Shareholders' Equity
        Preferred:
           Stock Ownership Plan -
            convertible preferred stock              101               105
           Guaranteed obligation -
            Stock Ownership Plan                     (33)              (40)
                                                  ------            ------
               Total Preferred
                Shareholders' Equity                  68                65
                                                  ------            ------
        Common:
           Common stock                            2,635             2,606
           Retained earnings                       2,734             2,473
           Accumulated other comprehensive
            income, net of taxes:
             Unrealized appreciation
              of investments                         846               671
             Unrealized loss on foreign
              currency translation                   (10)              (68)
             Unrealized gain (loss)
              on derivatives                           2                (1)
                                                  ------            ------
               Total accumulated other
                comprehensive income                 838               602
                                                  ------            ------
               Total Common Shareholders'
                Equity                             6,207             5,681
                                                  ------            ------
               Total Shareholders' Equity          6,275             5,746
                                                  ------            ------
               Total Liabilities, Redeemable
                Preferred Securities of Trusts
                 and Shareholders' Equity        $40,538           $39,959
                                                  ======            ======

       See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Six Months Ended June 30, 2003 (unaudited) and
                   Twelve Months Ended December 31, 2002
                               (In millions)

                                                    2003              2002
                                                  ------            ------
       Preferred Shareholders' Equity
          Stock Ownership Plan -
           convertible preferred stock:
             Beginning of period                 $   105           $   111
             Redemptions during the period            (4)               (6)
                                                  ------            ------
                End of period                        101               105
                                                  ------            ------

          Guaranteed obligation - Stock
           Ownership Plan:
             Beginning of period                     (40)              (53)
             Principal payments
                                                       7                13
                End of period                     ------            ------
                                                     (33)              (40)
                  Total Preferred                 ------            ------
                   Shareholders' Equity               68                65
                                                  ------            ------
       Common Shareholders' Equity:
          Common stock:
             Beginning of period                   2,606             2,192
             Stock issued:
                Stock incentive plans                 20                32
                Preferred shares redeemed              8                13
                Net proceeds from stock offering       -               413
                Present value of equity unit
                 forward purchase contracts            -               (46)
             Other                                     1                 2
                                                  ------            ------
                End of period                      2,635             2,606
                                                  ------            ------
          Retained earnings:
             Beginning of period                   2,473             2,500
             Net income                              395               218
             Dividends declared on
              common stock                          (132)             (252)
             Dividends declared on
              preferred stock, net of taxes           (4)               (9)
             Deferred compensation -
              restricted stock                        (6)               (5)
             Tax benefit on employee
              stock options, and other changes        12                28
             Premium on preferred shares redeemed     (4)               (7)
                                                  ------            ------
                End of period                      2,734             2,473
                                                  ------            ------
          Unrealized appreciation on
           investments, net of taxes:
             Beginning of period                     671               442
             Change during the period                175               229
                                                  ------            ------
                End of period                        846               671
                                                  ------            ------

          Unrealized loss on foreign
           currency translation, net of taxes:
             Beginning of period                     (68)              (76)
             Currency translation adjustments         58                 8
                                                  ------            ------
                End of period                        (10)              (68)
                                                  ------            ------

          Unrealized gain (loss) on
           derivatives, net of taxes:
             Beginning of period                      (1)               (2)
             Change during the period                  3                 1
                                                  ------            ------
                End of period                          2                (1)
                                                  ------            ------
                  Total Common
                   Sharehoders' Equity             6,207             5,681
                                                  ------            ------
                  Total Shareholders' Equity     $ 6,275           $ 5,746
                                                  ======            ======


        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (Unaudited)
      For the three months and six months ended June 30, 2003 and
                                 2002
                             (In millions)



                                      Three Months        Six Months
                                     Ended June 30       Ended June 30
                                     -------------       -------------
  (in millions)                        2003   2002         2003   2002
   -----------                        -----  -----        -----  -----

    Net income (loss)                $  214 $ (223)      $  395 $  (90)
                                      -----  -----        -----  -----

    Other comprehensive income
     (loss), net of taxes:
       Change in unrealized
        appreciation of investments     168    139          175     21
       Change in unrealized loss
        on foreign currency
        translation                      40      7           58     11
       Change in unrealized loss
        on derivatives                    1      2            3      2
                                      -----  -----        -----  -----
          Other comprehensive
           income (loss)                209    148          236     34
                                      -----  -----        -----  -----
          Comprehensive income
           (loss)                    $  423 $  (75)      $  631 $  (56)
                                      =====  =====        =====  =====


        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 2003 and 2002
                              (Unaudited)
                             (In millions)


                                                         2003        2002
                                                       ------      ------
  Operating Activities:
     Net income (loss)                                 $  395      $  (90)
     Adjustments:
        Loss from discontinued operations                   1          14
        Change in property-liability
         insurance reserves                            (1,209)        332
        Change in reinsurance balances                    125        (136)
        Change in deferred acquisition costs             (112)        (21)
        Change in insurance premiums receivable           (43)         55
        Change in accounts payable and
         accrued expenses                                (130)        (90)
        Change in income taxes
         payable /refundable                               61         104
        Realized investment (gains) losses                (29)         70
        Provision for federal deferred
         tax expense (benefit)                              2         (82)
        Depreciation and amortization                      46          43
        Cumulative effect of
         accounting change                                  -           6
        Other                                              60        (123)
                                                       ------      ------
            Net Cash Provided (Used)
             by Operating Activities                     (833)         82
                                                       ------      ------

  Investing Activities:
     Net sales of short-term investments                  323         287
     Purchases of other investments                    (2,120)     (3,834)
     Proceeds from sales and
      maturities of other investments                   2,783       3,975
     Change in open security transactions                 119        (184)
     Purchase of office property and equipment            (24)        (37)
     Sales of office property and equipment                73          10
     Acquisitions, net of cash acquired                    (5)        (59)
     Other                                               (157)        (51)
                                                       ------      ------
            Net Cash Provided by
             Continuing Operations                        992         107
            Net Cash Used by
             Discontinued Operations                      (16)         (5)
                                                       ------      ------
            Net Cash Provided by
             Investing Activities                         976         102
                                                       ------      ------

  Financing Activities:
     Dividends paid on common and
      preferred stock                                    (136)       (123)
     Proceeds from issuance of debt                       145         498
     Repayment of debt and preferred securities          (336)       (526)
     Subsidiary's repurchase of common shares             (21)       (105)
     Stock options exercised and other                     58          84
                                                       ------      ------
            Net Cash Used by Financing
             Activities                                  (290)       (172)
                                                       ------      ------
     Effect of exchange rate changes on cash                9           3
                                                       ------      ------
            Increase (decrease) in cash                  (138)         15
     Cash at beginning of period                          315         151
                                                       ------      ------
       Cash at end of period                           $  177      $  166
                                                       ======      ======



See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                             June 30, 2003


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

In 2003, we changed the method by which we recognize premium revenue at our operations at Lloyd's. Prior to 2003, such revenue was recognized using the "one-eighths" method, which reflected the fact that we converted Lloyd's syndicate accounts to U.S. GAAP on a quarterly basis. Since Lloyd's accounting does not recognize the concept of earned premium, we calculated earned premium as part of the conversion to GAAP, assuming business was written at the middle of each quarter, effectively breaking the calendar year into earnings periods of eighths. In 2003, we began recognizing Lloyd's premium revenue in a manner that more accurately reflects the underlying policy terms and exposures and is more consistent with the method by which we recognize premium revenue in our non-Lloyd's business. This change did not have a material impact on our consolidated financial statements for the three months or six months ended June 30, 2003.

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

We evaluate our goodwill for impairment on an annual basis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we will test for impairment between annual tests. In the second quarter of 2003, we peformed our annual evaluation for impairment of recorded goodwill in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired.

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

Had we calculated compensation expense on a combined basis for our stock option grants based on the "fair value method" described in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as indicated in the following table.

                                            Three  Months       Six Months
                                            Ended June 30      Ended June 30
                                            -------------      -------------
 (in millions, except per share data)        2003    2002       2003    2002
                                            -----   -----      -----   -----

   Net income (loss):
    As reported*                            $ 214   $(223)     $ 395   $ (90)
     Less: Additional stock-
      based employee compensation
      expense determined under
      fair value-based method for
      all awards, net of related
      tax effects                             (12)     (9)       (22)    (16)
                                            -----   -----      -----   -----
    Pro forma                               $ 202   $(232)     $ 373   $(106)
                                            =====   =====      =====   =====
    Basic earnings (loss) per
     common share:

     As reported                            $0.93  $(1.09)     $1.70  $(0.47)
                                            =====   =====      =====   =====
     Pro forma                              $0.87  $(1.13)     $1.61  $(0.55)
                                            =====   =====      =====   =====
    Diluted earnings (loss) per
     common share:

     As reported                            $0.89  $(1.09)     $1.64  $(0.47)
                                            =====   =====      =====   =====
     Pro forma                              $0.84  $(1.13)     $1.55  $(0.55)
                                            =====   =====      =====   =====


*As reported net income (loss) included $1 million and $2 million of stock-based compensation expenses, net of related tax benefits, for the quarters ended June 30, 2003 and 2002, respectively. On a year-to-date basis, as reported net income
 (loss) included $3 million and $5 million of such expenses, respectively.

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued


Note 2 - Earnings Per Common Share
----------------------------------

The following table provides the calculation of our earnings per common share for the three months and six months ended June 30, 2003 and 2002.


                                      Three Months Ended       Six Months Ended
                                            June 30                June 30
  (in millions, except                ------------------       ----------------
  (per share data)                      2003        2002        2003       2002
   --------------                      -----       -----       -----      -----
  Earnings
   Basic:
      Net income (loss), as reported  $  214      $ (223)     $  395     $  (90)
      Preferred stock
       dividends, net of taxes            (2)         (2)         (4)        (4)
      Premium on preferred
       shares redeemed                    (2)         (2)         (4)        (5)
                                       -----       -----       -----      -----
         Net income (loss)
          available to common
          shareholders                $  210      $ (227)     $  387     $  (99)
                                       =====       =====       =====      =====
   Diluted:
      Net income (loss)
       available to common
       shareholders                   $  210      $ (227)     $  387     $  (99)
      Dilutive effect of affiliates        -           -          (1)         -
      Effect of dilutive securities:
       Convertible preferred stock         1           -           3          -
       Zero coupon convertible
        notes                              1           -           2          -
                                       -----       -----       -----      -----
        Net income (loss)
         available to common
         shareholders                 $  212      $ (227)     $  391     $  (99)
                                       =====       =====       =====      =====


  Common Shares
   Basic:
     Weighted average common
      shares outstanding                 228         208         228        208
                                       =====       =====       =====      =====
   Diluted:
     Weighted average common
      shares outstanding                 228         208         228        208
     Effect of dilutive securities:
       Stock options and
        other incentive plans              1           -           1          -
       Convertible preferred stock         6           -           6          -
       Zero coupon convertible notes       2           -           2          -
       Equity unit stock
        purchase contracts                 3           -           2          -
                                       -----       -----       -----      -----
          Total                          240         208         239        208
                                       =====       =====       =====      =====
  Earnings (Loss) per Common Share
    Basic                             $ 0.93      $(1.09)     $ 1.70     $(0.47)
                                       =====       =====       =====      =====

    Diluted                           $ 0.89      $(1.09)     $ 1.64     $(0.47)
                                       =====       =====       =====      =====


 Diluted EPS is the same as Basic EPS for both periods of 2002, because Diluted EPS calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for our loss from continuing operations, results in a lesser loss per share than the Basic EPS calculation does. The provisions of SFAS No. 128 prohibit this "anti-dilution" of earnings per share, and require that the larger Basic loss per share also be reported as the Diluted loss per share amount.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments
--------------------

Investment Activity. The following table summarizes our investment purchases, sales and maturities (excluding short-term investments) for the six months ended June 30, 2003 and 2002.

                                                        Six Months
                                                      Ended June 30
                                                    ----------------
        (in millions)                                2003       2002
                                                    -----      -----
         Purchases:
           Fixed income                            $1,660     $3,168
           Equities                                   332        537
           Real estate and mortgage loans               -          3
           Venture capital                             65        119
           Other investments                           63          7
                                                    -----      -----
              Total purchases                       2,120      3,834
                                                    -----      -----
         Proceeds from sales and
          maturities:
           Fixed income                             2,277      2,502
           Equities                                   422      1,376
           Real estate and mortgage loans               9         55
           Venture capital                             46         36
           Other investments                           29          6
                                                    -----      -----
              Total sales and maturities            2,783      3,975
                                                    -----      -----
              Net sales                            $  663     $  141
                                                    =====      =====


Change in Unrealized Appreciation. The change in unrealized appreciation or depreciation of investments recorded in common shareholders' equity and other comprehensive income was as follows:

                                         Six               Twelve
                                     Months Ended       Months Ended
                                       June 30           December 31
    (in millions)                       2003                2002
     -----------                     ------------       ------------

      Pretax:
       Fixed income                        $ 219               $ 446
       Equities                               55                 (17)
       Venture capital                       (24)                (88)
       Other                                  15                   8
                                           -----               -----
          Total increases in pretax
           unrealized appreciation           265                 349
       Increase in deferred taxes            (90)               (120)
                                           -----               -----
          Total change in unrealized
           appreciation, net of taxes      $ 175               $ 229
                                           =====               =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 4 - Income Taxes
---------------------

The components of income tax expense (benefit) on income from continuing operations were as follows:

                                              Three Months      Six Months
                                             Ended June 30    Ended June 30
                                             -------------    -------------
  (in millions)                               2003    2002     2003    2002
   -----------                               -----   -----    -----   -----
     Income tax expense (benefit):
      Federal current                        $  22   $ (67)   $ 150   $ (29)
      Federal deferred                          66     (85)       2     (82)
                                             -----   -----    -----   -----
       Total federal income tax
        expense (benefit)                       88    (152)     152    (111)
      Foreign                                    3       4        7       8
      State                                      2       2        4       5
                                             -----   -----    -----   -----
       Total income tax expense
        (benefit) on continuing
         operations                          $  93   $(146)   $ 163   $ (98)
                                             =====   =====    =====   =====



Note 5 - Commitments, Contingencies and Guarantees
--------------------------------------------------

Commitments - We have long-term commitments to fund venture capital investments through one of our subsidiaries, St. Paul Venture Capital VI, LLC, as well as through new and existing partnerships and certain other venture capital entities. During the first six months of 2003, payments made in the ordinary course of funding these venture capital investments reduced our total future estimated obligations by $68 million from year-end 2002. For further information regarding these and other commitments, refer to Note 17 on pages 82 to 84 of our 2002 Annual Report to Shareholders.

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

Note 17 on page 83 of our 2002 Annual Report to Shareholders includes a summary of certain litigation matters with contingencies, including the following two matters for which there were additional developments in 2003.

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

In the first quarter of 2003, we made a payment of $747 million, (which included $7 million interest), related to the Western MacArthur settlement agreement. This amount, along with $60 million of an initial $235 million payment made in the second quarter of 2002, is being held in escrow pending final bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the "Plan"). At least $60 million from the initial payment and the $747 million paid in 2003 would be returned to us if the Plan is not approved by the bankruptcy court. Accordingly, as of June 30, 2003, these payments remain recorded in the amounts of $807 million in both "Other Assets" and "Other Liabilities" pending approval of the Plan.

Purported Class Action Shareholder Suit - In the fourth quarter of 2002, several purported class action lawsuits were filed against our chief executive officer, our chief financial officer, and us. In the first quarter of 2003, the lawsuits were consolidated into a single action which makes various allegations relating to the adequacy of our previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seeks unspecified damages and other relief. We view this action as without merit and are contesting it vigorously.

In addition, in 2003, lawsuits have been filed in Texas and Ohio (Boson v. Union Carbide Corp., et al; and Abernathy v. Ace American Ins. Co., et al) against certain of our subsidiaries, and other insurers and non-insurer corporate defendants, asserting liability for failing to warn of the dangers of asbestos. It is difficult to predict the outcome for financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted. We believe, however, that the cases are without merit and we intend to contest them vigorously.

Guarantees - In prior periods we provided certain guarantees for agency loans, issuances of debt securities, third party loans related to venture capital investments, and certain tax indemnifications related to our swap agreements. In addition, we provided various guarantees and indemnifications in the ordinary course of selling business entities, as well as guarantees and indemnifications in connection with the transfer of ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. See Note 2 in our Annual Report to Shareholders for a more detailed description of the Platinum transfer. During the second quarter of 2003, we paid $13 million to Metropolitan Property and Casualty Insurance Company pursuant to a reserve guarantee entered into in connection with the sale of our standard personal lines insurance business. (see Note 12 for a more detailed description of that sale). In addition, guarantee expirations or reductions in outstanding obligations resulted in an additional $12 million decline in outstanding guarantees. These decreases in guarantees were partially offset by a decline in the U.S. dollar against other currencies. All of these factors resulted in a net decrease of $21 million in potential obligations for guarantees that existed as of December 31, 2002. For a full description of the nature and amount of these guarantees and indemnifications, refer to Note 17 on pages 82 to 84 of our 2002 Annual Report to Shareholders.

In May 2003, we entered into a contingent consideration agreement as part of our purchase of the right to seek to renew certain business from Kemper Insurance Companies ("Kemper") See Note 11 in this report for further explanation of the terms of the Kemper transaction.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 6 - Debt
-------------

Debt consisted of the following at June 30, 2003 and December 31, 2002:


                                             June 30, 2003   December 31, 2002
                                           ---------------   -----------------
     (in millions)                          Book      Fair      Book      Fair
      -----------                          Value     Value     Value     Value
                                           -----     -----     -----     -----

     5.75% senior notes                   $  499    $  535    $  499    $  515
     Medium-term notes                       482       529       523       559
     5.25% senior notes                      443       471       443       461
     7.875% senior notes                     249       276       249       274
     8.125% senior notes                     249       303       249       280
     Commercial paper                        154       154       379       379
     Nuveen line of credit borrowings        130       130        55        55
     Zero coupon convertible notes           110       112       107       110
     7.125% senior notes                      80        88        80        87
     Variable rate borrowings                 64        64        64        64
                                           -----     -----     -----     -----
        Total debt obligations             2,460     2,662     2,648     2,784
        Fair value of interest
         rate swap agreements                 75        75        65        65
                                           -----     -----     -----     -----
        Total debt reported
         on balance sheet                 $2,535    $2,737    $2,713    $2,849
                                           =====     =====     =====     =====


During the first quarter of 2003, Nuveen Investments repaid $145 million it had previously borrowed from The St. Paul under an intercompany revolving line of credit, and The St. Paul used the proceeds to repay a like amount of its commercial paper outstanding. Nuveen Investments funded the repayment to us by borrowing $145 million under its revolving bank line of credit, of which $70 million was repaid in the second quarter.

At June 30, 2003, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps, all of which qualified for hedge accounting, totaled $730 million. Their aggregate fair value at June 30, 2003 was recorded as an asset of $75 million, with the same amount included in the carrying value of our debt.


Note 7 - Segment Information
----------------------------

In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are now managed. In 2003, our property-liability underwriting operations consist of two segments constituting our ongoing operations (Specialty Commercial and Commercial Lines), and one segment comprising our runoff operations (Other). All data for 2002 included in this report has been restated to be consistent with the new reporting structure in 2003. The following is a summary of changes made to our segments in the first quarter of 2003.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

  - Our Health Care, Reinsurance and Other operations, each previously reported as a separate runoff business segment, have been combined into a single Other runoff segment and are now under common management. "Runoff" means that we have ceased or plan to cease underwriting business as soon as possible.
  - The results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998), previously included in our Commercial Lines segment, are now included in the Other segment. That prior year business includes the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

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

After the revisions to our segment structure described above, our reportable segments in our property-liability operations consisted of the following:

The Specialty Commercial segment includes our combined Surety & Construction operation, our ongoing International & Lloyd's operations, and the following nine specialty business centers that in total comprise the "Specialty" component of this segment:
Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Excess & Surplus Lines, Specialty Programs and Oil & Gas. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual obligations. The Construction business center offers a variety of products and services, including traditional insurance and risk management solutions, to a broad range of contractors and parties responsible for construction projects. Our ongoing International operations consist of our specialty underwriting operations in Canada (other than Surety), the United Kingdom and the Republic of Ireland, and the international exposures of most U.S. underwriting business. At Lloyd's, our ongoing operations are comprised of the following types of insurance coverage we underwrite through a single wholly-owned syndicate: Aviation, Marine, Global Property and Personal Lines.

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

The Other segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd's; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). That prior year business includes the majority of our environmental and asbestos liability exposures. Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures. As described in more detail on page 24 of our 2002 Annual Report to Shareholders, in November 2002 we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd.

The summary below presents revenue and pretax income from
continuing operations for our reportable segments.   The revenues
of our asset management segment include investment income and realized investment gains.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                                 Three Months        Six Months
                                                Ended June 30     Ended June 30
                                                -------------     -------------
  (in millions)                                  2003    2002      2003    2002
   -----------                                  -----   -----     -----   -----
   Revenues from Continuing Operations:
   Underwriting:
     Specialty Commercial:
       Specialty                               $  551  $  438    $1,053  $  867
       Surety and Construction                    312     291       624     566
       International and Lloyd's                  253     205       546     356
                                                -----   -----     -----   -----
         Total Specialty Commercial             1,116     934     2,223   1,789
     Commercial Lines                             476     424       938     850
                                                -----   -----     -----   -----
         Total Ongoing
          Insurance Operations                  1,592   1,358     3,161   2,639
                                                -----   -----     -----   -----
     Other:
       Health Care                                 11     140        43     300
       Reinsurance                                 69     305       173     682
       Other Runoff                                28     153        52     293
                                                -----   -----     -----   -----
         Total Other                              108     598       268   1,275
                                                -----   -----     -----   -----
         Total Runoff
          Insurance Operations                    108     598       268   1,275
                                                -----   -----     -----   -----
         Total Underwriting                     1,700   1,956     3,429   3,914
                                                -----   -----     -----   -----
     Investment operations:
        Net investment income                     274     283       554     573
        Realized investment
         gains (losses)                            71     (38)       38     (77)
                                                -----   -----     -----   -----
          Total investment operations             345     245       592     496
                                                -----   -----     -----   -----
     Other                                         22      38        62      65
                                                -----   -----     -----   -----
         Total property-
          liability insurance                   2,067   2,239     4,083   4,475
                                                -----   -----     -----   -----

   Asset management                               106      90       208     184
                                                -----   -----     -----   -----
          Total reportable segments             2,173   2,329     4,291   4,659

   Parent company and other
     operations                                    (2)     15        (6)     19
                                                -----   -----     -----   -----
          Total revenues                       $2,171  $2,344    $4,285  $4,678
                                                =====   =====     =====   =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                                 Three Months        Six Months
                                                Ended June 30     Ended June 30
                                                -------------     -------------
  (in millions)                                  2003    2002      2003    2002
   -----------                                  -----   -----     -----   -----
   Income (Loss) from Continuing
    Operations Before Income Taxes and
    Cumulative Effect of Accounting Change:
   Underwriting result:
     Specialty Commercial:
       Specialty                               $   82  $   52    $  141  $   61
       Surety and Construction                    (87)      4       (73)      6
       International and Lloyd's                   17      17        62       0
                                                -----   -----     -----   -----
         Total Specialty Commercial                12      73       130      67
     Commercial Lines                              36      48        74      43
                                                -----   -----     -----   -----
         Total Ongoing
          Insurance Operations                     48     121       204     110
                                                -----   -----     -----   -----
     Other:
       Health Care                                (16)    (96)      (33)    (93)
       Reinsurance                                (15)     (5)        3      11
       Other Runoff                               (18)   (611)     (118)   (630)
                                                -----   -----     -----   -----
         Total Other                              (49)   (712)     (148)   (712)
                                                -----   -----     -----   -----
         Total Runoff
          Insurance Operations                    (49)   (712)     (148)   (712)
                                                -----   -----     -----   -----
         Total Underwriting result                 (1)   (591)       56    (602)

     Investment operations:
        Net investment income                     274     283       554     573
        Realized investment
         gains (losses)                            71     (38)       38     (77)
                                                -----   -----     -----   -----
          Total investment operations             345     245       592     496
                                                -----   -----     -----   -----
     Other                                        (20)    (12)      (53)    (38)
                                                -----   -----     -----   -----
         Total property-
          liability insurance                     324    (358)      595    (144)
                                                -----   -----     -----   -----

   Asset management:
      Pretax income, before minority interest      56      50       109      99
      Minority interest                           (12)    (11)      (23)    (22)
                                                -----   -----     -----   -----
          Total asset management                   44      39        86      77
                                                -----   -----     -----   -----
          Total reportable segments               368    (319)      681     (67)
   Parent company and other
     operations                                   (60)    (45)     (122)   (101)
                                                -----   -----     -----   -----
          Total income (loss) from
           continuing operations before
           income taxes and cumulative
           effect of accounting change         $  308  $ (364)   $  559  $ (168)
                                                =====   =====     =====   =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

Elimination of Reporting Lag - Lloyd's
--------------------------------------
In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd's to coincide with the timing of reporting for all of our other international operations. As a result, our consolidated results in the first six months of 2003 included the results of those operations for the fourth quarter of 2002 and the first six months of 2003, whereas our results for the six months ended June 30, 2002 included the results of those operations for the fourth quarter of 2001 and the first quarter of 2002. The year-to-date incremental impact on our property-liability operations of eliminating the reporting lag was as follows.


       (in millions)
        -----------                  Specialty
                                    Commercial     Other     Total
                                    ----------    ------    ------

       Net written premiums              $  52     $   2     $  54
       Decrease in unearned premiums       (14)       (4)      (18)
                                         -----     -----     -----
        Net earned premiums                 66         6        72
       Incurred losses and
        underwriting expenses               63        11        74
                                         -----     -----     -----
        Underwriting result                  3        (5)       (2)
       Net investment income                 1         1         2
       Other expenses                       (2)       (1)       (3)
                                         -----     -----     -----
          Total pretax income (loss)     $   2     $  (5)    $  (3)
                                         =====     =====     =====


Reclassification of Lloyd's Commission Expenses
-----------------------------------------------
In the first quarter of 2003, we reclassified certain commission expenses related to our operations at Lloyd's. In prior years, we determined commission expense based on premiums reported by the Lloyd's market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not available from the Lloyd's market. That information is now available for current and prior periods, and in the first quarter of 2003, we began recording actual commission expense for our Lloyd's business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in the first quarter of 2003. There was no impact to net income or shareholders' equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense in equal and offsetting amounts. For the second quarter and first six months of 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $14 million and $39 million, respectively, compared with what would have been recorded under our prior method of estimation.
In addition, net written premiums increased by $3 million and $79 million, respectively (a portion of which was due to the elimination of the one-quarter reporting lag). For the second quarter and first six months of 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $37 million and $60 million, respectively, and an increase to net written premiums of $55 million and $66 million, respectively.


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

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses was as follows:
                                      Three  Months        Six Months
                                      Ended June 30       Ended June 30
                                      -------------       -------------
 (in millions)                        2003     2002       2003     2002
                                      ----     ----       ----     ----
  Premiums written
     Direct                         $2,017   $1,773     $4,039   $3,746
     Assumed                           275      691        998    1,350
     Ceded                            (498)    (621)    (1,266)  (1,135)
                                     -----    -----      -----    -----
        Net premiums written        $1,794   $1,843     $3,771   $3,961
                                     =====    =====      =====    =====
  Premiums earned
     Direct                         $1,900   $1,869     $3,832   $3,684
     Assumed                           361      675        903    1,265
     Ceded                            (561)    (588)    (1,306)  (1,035)
                                     -----    -----      -----    -----
        Net premiums earned         $1,700   $1,956     $3,429   $3,914
                                     =====    =====      =====    =====
  Insurance losses and loss
   adjustment expenses
     Direct                         $1,274   $2,204     $2,520   $3,716
     Assumed                           317      428        627      776
     Ceded                            (399)    (646)      (819)  (1,113)
                                     -----    -----      -----    -----
         Net insurance losses
          and loss adjustment
          expenses                  $1,192   $1,986     $2,328   $3,379
                                     =====    =====      =====    =====

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

Data in the foregoing table for 2003 include amounts related to the quota share reinsurance agreements with Platinum, as detailed in Note 16 of this report.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance (continued)
-------------------------------

As noted above, the transfer of reserves to Platinum at the inception of the quota share reinsurance agreements was based on the September 30, 2002 balances. In March 2003, we transferred to Platinum $137 million of additional insurance reserves, consisting of $72 million in unearned premiums (net of ceding commissions) and $65 million in existing reserves for losses and loss adjustment expenses. We also transferred cash and other assets having a value equal to the additional insurance reserves transferred. This transfer of additional assets and liabilities reflected business activity between September 30, 2002 and the November 2, 2002 inception date of the quota share reinsurance agreements, and our estimate of amounts due under the adjustment provisions of the quota share reinsurance agreements. Our insurance reserves at December 31, 2002 included our estimate, at that time, of amounts due to Platinum under the quota share reinsurance agreements, which totaled $54 million. The $83 million increase in our estimate of amounts due to Platinum under the quota share reinsurance agreements resulted in a pretax underwriting loss of $6 million in the first quarter of 2003. During the second quarter of 2003, we reached final agreement with Platinum regarding the adjustment provisions of the quota share reinsurance agreements and no further adjustments to the transferred assets and liabilities will occur.


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

The following presents a rollforward of activity related to this accrual:

  (in millions)
   -----------   Original     Reserve                             Reserve
  Charges to      Pre-tax  at Dec. 31,                         at June 30,
  earnings:        Charge        2002   Payments  Adjustments        2003
                 --------  ----------   --------  -----------  ----------
  Employee-
    related         $  46      $   14     $   (2)      $   (1)     $   11
  Occupancy-
    related             9           8         (1)           -           7
  Equipment
    charges             4         N/A        N/A          N/A         N/A
  Legal costs           3           -          -            -           -
                    -----       -----      -----        -----       -----
       Total        $  62      $   22     $   (3)      $   (1)     $   18
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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges (continued)
-----------------------------------------

The following presents a rollforward of activity related to these lease commitments:

(in millions)
 -----------     Original     Reserve                             Reserve
                  Pre-tax  at Dec. 31,                         at June 30,
                   Charge        2002   Payments  Adjustments        2003
                 --------  ----------   --------  -----------  ----------
  Lease
  commitments
  charged to
  earnings:         $  91      $  24       $  (4)           -       $  20
                    =====      =====       =====        =====       =====


Note 10 - Goodwill and Other Intangible Assets
----------------------------------------------

In the first quarter of 2002, we implemented the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired
goodwill and other intangible assets.   As a result of
implementing the provisions of this statement, we did not record any goodwill expense in 2002 or 2003. Amortization expense associated with intangible assets totaled $7 million for the second quarter of 2003 and $12 million for year to date 2003, compared with $5 million and $9 million, in the same respective 2002 periods.

The following presents a summary of our acquired intangible assets.

                                     As of June 30, 2003
    (in millions)        -------------------------------------------
     -----------            Gross                   Foreign
   Amortizable           Carrying    Accumulated   Exchange      Net
   intangible assets:      Amount   Amortization    Effects   Amount
                         --------   ------------   --------   ------

     Present value
      of future profits     $  70         $  (22)     $   5   $   53
     Customer
      relationships            67             (7)         -       60
     Renewal rights            43             (9)         -       34
     Internal use software      2             (1)         -        1
                            -----          -----       ----     ----
          Total            $  182         $  (39)     $   5   $  148
                            =====          =====       ====     ====

At June 30, 2003, we estimated our amortization expense for the next five years to be as follows: $18 million in 2004, $17 million in 2005, $15 million in 2006, $12 million in 2007, and $12 million in 2008.

The changes in the carrying value of goodwill on our balance sheet were as follows.

    (in millions)
     -----------
                            Balance at                         Balance at
   Goodwill by                 Dec. 31,  Goodwill  Impairment     June 30,
     Segment                      2002   Acquired      Losses        2003
   -----------                --------   --------   ---------   ---------
   Specialty Commercial          $  80      $   3       $   -       $  83
   Commercial Lines                 33          -           -          33
   Asset Management                752         17           -         769
   Property-Liability
    Investment Operations            9          -           -           9
                                 -----      -----       -----       -----
         Total                   $ 874      $  20       $   -       $ 894
                                 =====      =====       =====       =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 10 - Goodwill and Other Intangible Assets (continued)
---------------------------------------------------------

The increase in goodwill in our Asset Management segment was a result of Nuveen Investments' purchase of shares from minority shareholders, as well as an additional payment of $2 million for contingent consideration related to a prior period acquisition. The increase in goodwill in our Specialty Commercial segment was due to the effects of foreign exchange rates applied to existing goodwill balances.

In the second quarter of 2003, we peformed our annual evaluation for impairment of recorded goodwill in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. For further information regarding our accounting for goodwill and intangible assets, refer to Note 1 on page 9 of this report.


Note 11 - Purchase of Renewal Rights
------------------------------------

In May 2003, we purchased the right to seek renewal of several lines of insurance business previously underwritten by Kemper Insurance Companies. The initial payment for this right was recorded as an intangible asset (characterized as renewal rights) and will be amortized on an accelerated basis over four years. The portfolio of business involved in this transaction includes the following lines: technology, small commercial, middle market commercial, inland and ocean marine, and architects' and engineers' professional liability. We did not assume any past liabilities with this purchase; however, we may be obligated to make an additional payment in June 2004 based on the amount of premium volume we ultimately renew during the twelve months subsequent to this purchase. We believe it is highly unlikely that any additional payment would exceed $30 million.


Note 12 - Discontinued Operations
---------------------------------

Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred. At December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003. In the first six months of 2003 and 2002, we recorded pretax losses of $300,000 and $6 million, respectively, in discontinued operations, related to claims in respect of pre-sale losses.


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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 13 - Derivative Financial Instruments (continued)
-----------------------------------------------------

swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The balance sheet impact related to the movements in interest rates for the six months ended June 30, 2003 and June 30, 2002 was a $10 million increase and a $13 million increase, respectively, in the fair value of the swaps and the related debt on the balance sheet. The impacts within the statement of operations are offsetting.

Cash Flow Hedges: We have entered into forward foreign currency contracts that are designated as cash flow hedges. They are utilized to reduce our exposure to foreign exchange rate fluctuations that may impact our expected foreign currency payments, or the settlement of our foreign currency payables and receivables. In the six months ended June 30, 2003, we recognized a $3 million gain on the cash flow hedges, which is included in "Other Comprehensive Income." The comparable amount for the six months ended June 30, 2002 was a $2 million gain.
The amounts included in Other Comprehensive Income will be realized in earnings concurrent with the timing of the hedged cash flows. We do not anticipate any Other Comprehensive Income will be reclassified into earnings within the next twelve months. In the six months ended June 30, 2003 and June 30, 2002, the ineffective portion of the hedge resulted in a gain of less than $1 million in both periods.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments that are considered to be derivatives, but which are not designated as hedges. Included in investments are stock purchase warrants of Platinum Underwriters Holdings, Ltd., received as partial consideration from the sale of our reinsurance business in 2002, and stock warrants in our venture capital business. We recorded $5 million and $2 million of income in continuing operations for the six months ended June 30, 2003 and June 30, 2002 respectively, relating to the change in the market value of these warrants during the period. We also recorded a $21 million loss in discontinued operations for the six months ended June 30, 2002 relating to non-hedge derivatives associated with the sale of our life business.


Note 14 - Variable Interest Entities
------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all variable interest entities ("VIE") by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs.

The following discusses VIE's which may be subject to the consolidation or disclosure provisions of FIN 46 once compliance with those provisions becomes required with respect to those
VIE's:

  Municipal Trusts: We have purchased interests in certain unconsolidated trusts holding highly rated municipal securities that were formed for the purpose of enabling the company to more flexibly generate investment income in a manner consistent with our investment objectives and tax position. As of June 30, 2003, there were 36 of such trusts, which held a combined total market value of $455 million in municipal securities. We own approximately 100% of 28 of these trusts, which are reflected in our financial statements. The remaining 8 trusts, which represent $84 million in market value of securities, are not currently consolidated in our results.

  Joint Ventures: Our subsidiary, Fire and Marine, is a party to six separate joint ventures, in each of which Fire and Marine is a 50% owner of various real estate holdings and does not exercise control over the joint ventures, financed by non-recourse mortgage notes. Because we own only 50% of the holdings, we do not consolidate these entities and the joint venture debt does not appear on our balance sheet. Our maximum exposure under each of these joint ventures, in the event of foreclosure of a property, is limited to our carrying value in the joint venture, ranging individually up to $28 million, and cumulatively totaling $60 million at June 30, 2003. The total assets included in these joint ventures as of June 30, 2003 were $191 million, and total debt was $232 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 14 - Variable Interest Entities (continued)
-----------------------------------------------

  Below Investment Grade Asset-Backed Securities. We have investments in certain asset-backed securities that are below investment grade and have variable interests. We carry these investments at their fair value and their current carrying value is $14 million on our consolidated balance sheet.

  Private Equity Investments. We have investments in certain private equity investments that have a carrying value of $547 million. We anticipate some of these entities may require consolidation upon adoption of the Interpretation in the third quarter.

  Lloyd's Syndicates. In the normal course of business, we invest in various syndicates at Lloyds. In some cases, predominantly prior to 2002, we have provided less than 100% of the syndicate's capacity, sharing the risks and rewards proportionately with the other capital providers.

  Other Investments. We have investments in insurance, low-income housing and real estate entities in which we are not a majority owner, but as a result of other variable interests, consolidation or disclosure may be necessary upon adoption of FIN 46 in the third quarter. We are currently in the process of determining our maximum exposure to loss with regard to these entities.

  Collateralized Bond Obligations (CBO's). We hold two CBO's which are VIE's in which we may be considered the Primary
  Beneficiary.  The carrying value of these CBO's as of June
  30, 2003 was zero.


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

In the second quarter of 2003, the dollar amount of newly reported claims totaled $127 million, approximately 5% higher than we anticipated in our original estimate of the required level of reserves at year-end 2002. Nevertheless, through the first half of 2003, the dollar amount of newly reported claims was approximately 12% lower than we anticipated.
Loss development on known claims during the second quarter of 2003 was negative,

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 15 - Health Care Exposures (continued)
------------------------------------------

but not as negative as we anticipated. Our actual redundancy ratio continued to improve in the second quarter of 2003; however, since newly reported claims and loss development on known claims did not improve as much as we expected in the second quarter, the required reserve redundancy has increased modestly from the previously estimated range of 35% to 40%.


The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. While the recent results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of June 30, 2003, there is a reasonable possibility that we may incur additional unfavorable prior-year loss development if these indicators significantly change from our current expectations. If these indicators deteriorate, we believe that a reasonable estimate of an additional loss provision could amount to up to $250 million. However, our analysis as of this point in time continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.


Note  16 - Related Party Transaction - Platinum Underwriters Holdings, Ltd.
--------------------------------------------------------------------------

Under the quota share reinsurance agreements with Platinum described in more detail in Note 8 of this report, we ceded the following amounts to Platinum in first six months of 2003.


       (in millions)
        -----------

       Net written premiums                          $  265
       Decrease in unearned premiums                    (43)
                                                       ----
       Net earned premiums                              308
       Incurred losses and loss
        adjustment expenses                             205
       Underwriting expenses                             79
                                                       ----
             Net ceded result                        $   24
                                                       ====

The following Platinum-related balances were included in our consolidated balance sheet at June 30, 2003.

    (in millions)
     -----------

     Assets:
       Reinsurance recoverable-paid losses             $ 23
       Reinsurance recoverable-unpaid losses           $427
       Ceded unearned premiums                         $117

     Liabilities:
       Funds held for reinsurers                       $ 18
       Ceded premiums payable                          $161


Note 17 - Surety Claim
----------------------

We had previously reported in a Current Report on Form 8-K dated April 30, 2003 that in April 2003 we began to receive surety claim notices related to one of our accounts that was in bankruptcy. In the second quarter of 2003, we recorded an $86 million pretax loss provision (net of reinsurance) related to that account's inability to perform its bonded obligations. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the account. Following that approval, we received claim notices with respect to approximately $120 million of bonds securing certain workers' compensation and retiree health benefit obligations of the account. The $86 million net pretax loss provision recorded in the second quarter of 2003 represents our estimated loss in this matter. We reported this loss in a Current Report on Form 8-K dated July 25, 2003.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES


    Forward-Looking Statement Disclosure and Certain Risks
    ------------------------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning:

  - market and other conditions and their effect on future premiums, pricing, revenues, earnings, cash flow and investment income;
  - price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years;
  - statements concerning the anticipated bankruptcy court approval of the Western MacArthur asbestos litigation settlement;
  - statements concerning our expectations in our Health Care operation as we settle claims in a runoff environment; and
  - statements concerning claims made on surety bonds and the amounts we may ultimately pay with respect to these claims.

In light of the risks and uncertainties inherent in future projections, many of which are beyond our control, actual results could differ materially from those in forward-looking statements. These statements should not be regarded as a representation that anticipated events will occur or that expected objectives will be achieved. Risks and uncertainties include, but are not limited to, the following:

  - changes in the demand for, pricing of, or supply of our products;
  -  our ability to effectively implement price increases;
  - general economic conditions, including changes in interest rates and the performance of financial markets;
  - additional statement of operations charges if our loss reserves are insufficient;
  - our exposure to natural catastrophic events, which are unpredictable, with a frequency or severity exceeding our estimates, resulting in material losses;
  - the possibility that claims cost trends that we anticipate in our businesses may not develop as we expect;
  - the impact of the September 11, 2001 terrorist attack and the ensuing global war on terrorism on the insurance and reinsurance industry in general, the implementation of the Terrorism Risk Insurance Act and potential further intervention in the insurance and reinsurance markets to make available insurance coverage for acts of terrorism;
  - risks relating to our potential exposure to losses arising from acts of terrorism and sabotage;
  - risks relating to our continuing ability to obtain reinsurance covering catastrophe, surety and other exposures at appropriate prices and/or in sufficient amounts;
  - risks relating to the collectibility of reinsurance and adequacy of reinsurance to protect us against losses;
  - risks relating to actual and potential credit exposures, including to derivatives counterparties and related to co-surety arrangements;
  - risks and uncertainties relating to international political developments, including the possibility of warfare, and their potential effect on economic conditions;
  - changes in domestic and foreign laws, tax laws and changes in the regulation of our businesses, which affect our profitability and our growth, including risks relating to possible Federal legislation regarding asbestos-related claims;
  - the possibility of downgrades in our ratings significantly adversely affecting us, including, but not limited to, reducing the number of insurance policies we write, generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers or causing us to borrow at higher interest rates;

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

    -----------------------------------------------------------------

  - the risk that our investment portfolio suffers reduced returns or investment losses, which could reduce our profitability;
  - the effect of financial market and interest rate conditions on pension plan assumptions, asset valuations and contribution levels;
  - the impact of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;
  - risks related to the business underwritten on our policy forms on behalf of Platinum Underwriters Holdings, Ltd. ("Platinum") and fully reinsured to Platinum pursuant to the quota share reinsurance agreements entered into in connection with the transfer of our ongoing reinsurance operations to Platinum in 2002;
  -  loss of significant customers;
  - risks relating to the decision of the bankruptcy court with respect to the approval of the settlement of the Western MacArthur matter;
  - changes in our estimate of insurance industry losses resulting from the September 11, 2001 terrorist attack;
  - unfavorable developments in non-Western MacArthur related asbestos litigation (including claims that certain asbestos-related insurance policies are not subject to aggregate limits);
  - unfavorable developments in environmental litigation involving policy coverage and liability issues;
  - the effects of emerging claim and coverage issues on our business, including developments relating to issues such as mold conditions, construction defects and changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;
  - the growing trend of plaintiffs targeting property-liability insurers, including us, in purported class action litigation relating to claim-handling and other practices;
  - the risk that our subsidiaries may be unable to pay dividends to us in sufficient amounts to enable us to meet our obligations and pay future dividends;
  - the cyclicality of the property-liability insurance industry causing fluctuations in our results;
  - risks relating to our asset management business, including the risk of material reductions to assets under management from a significant rise in interest rates, declining equity markets or poor investment performance;
  - our dependence on the business provided to us by agents and brokers;
  -  our implementation of new strategies and initiatives;
  -  and various other matters.

Item 2.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -----------------------------------

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                         June 30, 2003


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

                    Consolidated Highlights
                    -----------------------

The following table summarizes our results for the three months and six months ended June 30, 2003 and 2002.

                                               Three Months     Six Months
                                              Ended June 30    Ended June 30
                                              -------------    -------------
     (in millions, except                     2003     2002    2003     2002
       per-share amounts)                     ----     ----    ----     ----
       -----------------
  Pretax income (loss) before cumulative
   effect of accounting change:
       Property-liability insurance:
        Underwrit ing result                 $  (1)   $(591)  $  56    $(602)
        Net investment income                  274      283     554      573
        Realized investment gains (losses)      71      (38)     38      (77)
        Other expenses                         (20)     (12)    (53)     (38)
                                              ----     ----    ----     ----
          Total property-
           liability insurance                 324     (358)    595     (144)
       Asset management                         44       39      86       77
       Parent and other operations             (60)     (45)   (122)    (101)
                                              ----     ----    ----     ----
          Income (loss) from
           continuing operations before
            income taxes and cumulative
            effect of accounting change        308     (364)    559     (168)
       Income tax expense (benefit)             93     (146)    163      (98)
                                              ----     ----    ----     ----
          Income (loss) from
           continuing operations before
           cumulative effect of accounting
           change                              215     (218)    396      (70)
       Cumulative effect of accounting
        change, net of taxes                     -        -       -       (6)
                                              ----     ----    ----     ----
           Income (loss) from
            continuing operations              215     (218)    396      (76)
       Discontinued operations,
        net of taxes                            (1)      (5)     (1)     (14)
                                              ----     ----    ----     ----
           Net income (loss)                 $ 214    $(223)  $ 395    $ (90)
                                              ====     ====    ====     ====


           Net income (loss)
            per common share (basic)         $0.93   $(1.09)  $1.70   $(0.47)
                                              ====     ====    ====     ====
           Net income (loss)
            per common share (diluted)       $0.89   $(1.09)  $1.64   $(0.47)
                                              ====     ====    ====     ====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Consolidated Results
--------------------
Our pretax income from continuing operations of $308 million in the second quarter of 2003, which included an $86 million pretax loss provision related to a surety exposure (described in more detail on page 44 of this report), was significantly better than our pretax loss of $364 million in the same period of 2002, which included a $585 million pretax loss provision related to a settlement agreement with respect to certain asbestos litigation (described in more detail on pages 35 and 36 of this report). Excluding the impact of that $585 million loss provision in 2002, our second-quarter 2003 pretax income was over $85 million higher than the adjusted 2002 income of $221 million, driven in large part by realized investment gains in our property-liability operations. Through the first half of 2003, our pretax income from continuing operations totaled $559 million, compared with pretax income of $417 million (adjusted to exclude that $585 million impact of the asbestos litigation loss provision) in the same
2002 period. The improvement resulted from a $115 million increase in realized investment gains in our property-liability operations, and significant improvement in underwriting results generated by our two ongoing underwriting segments - Specialty Commercial and Commercial Lines. Our asset management subsidiary, Nuveen Investments, Inc., also contributed to the improvement in our second-quarter and year-to-date results in 2003. In our "Parent and other operations," pretax losses in the second quarter and first half of 2003 exceeded those in the same periods of 2002 primarily due to an increase in realized investment losses.

Presentation of Certain Information Based on Statutory Accounting Principles
----------------------------------------------------------------------------
Our U.S. property-liability insurance operations comprise the majority of our operations. These operations are required under applicable state insurance legislation and regulations to publicly report information on the basis of Statutory Accounting
Principles ("SAP"), including net written premiums, statutory loss and loss adjustment expense ratio, and statutory underwriting expense ratio information. We provide in this report selected SAP information for all of our property-liability underwriting operations, as well as certain GAAP information for such operations. The types of SAP information included herein are common measures of the performance of a property-liability insurer, and we believe the inclusion of such information will aid investors in comparing our results with those of our peers in the industry. In addition, management uses this SAP information to monitor our financial performance. Definitions of the statutory information included herein are included under "Definitions of Certain Statutory Accounting Terms" on page 60 of this report.

Elimination of Reporting Lag - Lloyd's
--------------------------------------
In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd's to coincide with the timing of reporting for all of our other international operations. As a result, our consolidated results in the first six months of 2003 included the results of those operations for the fourth quarter of 2002 and the first six months of 2003, whereas our results for the six months ended June 30, 2002 included the results of those operations for the fourth quarter of 2001 and the first quarter of 2002. The year-to-date incremental impact on our property-liability operations of eliminating the reporting lag was as follows.

       (in millions)
        -----------                  Specialty
                                    Commercial     Other     Total
                                    ----------    ------    ------

       Net written premiums              $  52     $   2     $  54
       Decrease in unearned premiums       (14)       (4)      (18)
                                         -----     -----     -----
        Net earned premiums                 66         6        72
       Incurred losses and
        underwriting expenses               63        11        74
                                         -----     -----     -----
        Underwriting result                  3        (5)       (2)
       Net investment income                 1         1         2
       Other expenses                       (2)       (1)       (3)
                                         -----     -----     -----
          Total pretax income (loss)     $   2     $  (5)    $  (3)
                                         =====     =====     =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Since the elimination of the one-quarter reporting lag in our Lloyd's operations makes the information for the first six months of 2003 not comparable to the information for the same period of 2002, we have presented information adjusted to remove the effect of the elimination in this Management's Discussion and Analysis. We believe that investors will find it helpful to have this information, as well as information prepared in accordance with United States generally accepted accounting principles ("GAAP"), when reviewing our results for the first half of 2003. Such adjusted information is reconciled to the information reported in accordance with GAAP whenever it is presented.

Reclassification of Lloyd's Commission Expenses
-----------------------------------------------
In the first quarter of 2003, we reclassified certain commission expenses related to our operations at Lloyd's. In prior years, we determined commission expense based on premiums reported by the Lloyd's market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not available from the Lloyd's market. That information is now available for current and prior periods, and in the first quarter of 2003, we began recording actual commission expense for our Lloyd's business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in the first quarter of 2003. There was no impact to net income or shareholders' equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense in equal and offsetting amounts. For the second quarter and first six months of 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $14 million and $39 million, respectively, compared with what would have been recorded under our prior method of estimation.
In addition, net written premiums increased by $3 million and $79 million, respectively (a portion of which was due to the elimination of the one-quarter reporting lag). For the second quarter and first six months of 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $37 million and $60 million, respectively, and an increase to net written premiums of $55 million and $66 million, respectively.

Sale of Baltimore Office Campus
-------------------------------
In April 2003, we completed the sale of our 68-acre office campus in Baltimore, MD. We recorded a pretax impairment writedown of $14 million in the first quarter of 2003 related to the sale, which was recorded as an operating expense in our property-liability operations. On an after-tax basis at the statutory Federal tax rate of 35%, the writedown totaled $9 million, or $0.04 per common share (diluted).

Transfer of Ongoing Reinsurance Operations to Platinum
Underwriters Holdings, Ltd.
-------------------------------------------------------
On November 1, 2002, we completed the transfer of our continuing reinsurance business (previously operating under the name "St. Paul Re") and certain related assets, including renewal rights, to Platinum Underwriters Holdings, Ltd. ("Platinum"), a Bermuda company formed in 2002 that underwrites property and casualty reinsurance on a worldwide basis.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
               Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

As noted above, the transfer of reserves to Platinum at the inception of the quota share reinsurance agreements was based on the September 30, 2002 balances. In March 2003, we transferred to Platinum $137 million of additional insurance reserves, consisting of $72 million in unearned premiums (net of ceding commissions) and $65 million in existing reserves for losses and loss adjustment expenses. We also transferred cash and other assets having a value equal to the additional insurance reserves transferred. This transfer of additional assets and liabilities reflected business activity between September 30, 2002 and the November 2, 2002 inception date of the quota share reinsurance agreements, and our estimate of amounts due under the adjustment provisions of the quota share reinsurance agreements. Our insurance reserves at December 31, 2002 included our estimate, at that time, of amounts due to Platinum under the quota share reinsurance agreements, which totaled $54 million. The $83 million increase in our estimate of amounts due to Platinum under the quota share reinsurance agreements resulted in a pretax underwriting loss of $6 million in the first quarter of 2003. During the second quarter of 2003, we reached final agreement with Platinum regarding the adjustment provisions of the quota share reinsurance agreements and no further adjustments to the transferred assets and liabilities will occur.

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

Our investment in Platinum is included in "Other investments." The estimated income from our 14% proportionate equity ownership in Platinum is included in our statement of operations as a component of "Net investment income." Our option to purchase additional Platinum shares is carried at market value ($59 million at June 30, 2003), with changes in its fair value recorded as other realized gains or losses in our statement of operations. In the first six months of 2003, we recorded a net pretax realized loss of $2 million related to this option, including a $4 million pretax gain in the second quarter.

Revisions to Business Segment Reporting Structure
-------------------------------------------------
In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are now managed. Our property-liability underwriting operations now consist of two segments constituting our ongoing operations (Specialty Commercial and Commercial Lines), and one segment comprising our runoff operations (Other). The composition of those respective segments is described in greater detail in the analysis of their results on pages 42 through 52 of this discussion. All data for 2002 included in this report were restated to be consistent with the new reporting structure in 2003. The following is a summary of changes made to our segments in the first quarter of 2003.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

  - The results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998), previously included in our Commercial Lines segment, are now included in the Other segment. That prior year business included the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

In accordance with provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," since Surety & Construction, International & Lloyd's, Health Care, and Reinsurance were reported as separate segments during 2002 and are considered to be of continuing significance in analyzing the results of our operations, we continue to separately present and discuss (as appropriate) in Note 7 to our consolidated financial statements and in Management's Discussion and Analysis, information about those businesses in 2003 and the corresponding periods of 2002.

Our operations in runoff do not qualify as "discontinued operations" for accounting purposes. For the six months ended June 30, 2003, these runoff operations collectively accounted for $268 million, or 8%, of our reported net earned premiums, and generated underwriting losses totaling $148 million (an amount that does not include investment income from the assets maintained to support these operations). For the six months ended June 30, 2002, these runoff operations collectively accounted for $1.28 billion, or 33%, of our net earned premiums, and generated underwriting losses totaling $712 million, an amount that included the $585 million pretax loss provision related to the asbestos litigation settlement agreement.

Terrorism Risk and Legislation
------------------------------
On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, or TRIA. TRIA establishes a temporary federal program which requires U.S. and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists' acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages. These requirements terminate at the end of 2004 unless the Secretary of the Treasury extends them to 2005.

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

TRIA voided terrorist exclusions in policies in-force on November 26, 2002 to the extent of the TRIA coverage required to be offered and imposed requirements on insurers to offer the TRIA coverage to policyholders at rates chosen by the insurers on policies in-force on November 26, 2002 and all policies renewed or newly offered thereafter. Policyholders may accept or decline coverage at the offered rate and, with respect to policies in-force on November 26, 2002, TRIA coverage remains in effect until the policyholder fails to purchase the coverage within a specified period following the insurer's rate quotation for the TRIA coverage. We have fully implemented our interim, or in some cases long-term, rating plans in all states. In states where we have not implemented long-term rating plans, such long-term rating plans have been developed to replace the interim plans and will be filed. Six states have outstanding questions on our interim TRIA filings, and we continue to work with those states to resolve their questions about our filings.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

We believe it is too early to determine TRIA's impact on the insurance industry generally or on us. Our domestic insurance subsidiaries are subject to TRIA and, in the event of a terrorist act covered by TRIA, coverage would attach after losses of approximately $430 million (calculated based on 7% of our TRIA-qualifying calendar year 2002 direct earned premium total) Accordingly, TRIA's federal reimbursement provisions alone do not protect us from losses from foreign terrorist acts that could be material to our results of operations or financial condition. Furthermore, there is substantial uncertainty in determining the appropriate rates for offering TRIA coverage (and coverage for terrorist acts generally), and our quoted rates could be too low and attract poor risks or, alternatively, could be higher than our competitors and result in the loss of business. There are numerous interpretive issues in connection with TRIA's implementation by the Secretary of the Treasury that remain to be resolved, including the timing of federal reimbursement for TRIA losses, the standards for obtaining the federal reimbursement and the mechanisms for allocating losses exceeding insurers' deductibles. We currently have property reinsurance that would cover only a portion of our deductible. In April 2003, we renewed our terrorism reinsurance coverage, as described in the following discussion. There can be no assurance TRIA will achieve its objective of creating a viable private insurance market for terrorism coverage prior to TRIA's expiration, and rates and forms used by us and our competitors may vary widely in the future.

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

Purchase of Terrorism Coverage and Exposure to Future Terrorist Events
----------------------------------------------------------------------
After the terrorist attacks in September 2001, reinsurers, in general, specifically excluded terrorism coverage from property reinsurance treaties that subsequently renewed. As a result, in the second quarter of 2002, we purchased limited specific terrorism coverage in the form of two separate property reinsurance treaties. Those treaties expired on April 1, 2003, on which date we renewed our coverage in the form of a combined per-risk and catastrophe terrorism occurrence treaty. The treaty provides both certified and non-certified TRIA coverage. (To be TRIA certified, the terrorist act must be sponsored by an international group or state and damage caused must exceed a financial threshold, whereas non-certified coverage refers to acts of domestic terrorism). In addition, we secured non-certified TRIA terrorism coverage in our standard property reinsurance treaty renewals in April 2003 as part of our overall ceded reinsurance program. We renewed the majority of our reinsurance treaties covering workers' compensation in July 2003, and the majority of treaties covering general liability business in August 2002; those renewals included coverage for terrorism.
Our reinsurance treaties do not cover acts of terrorism involving nuclear, biological or chemical events. There can be no assurance that we will be able to secure terrorism reinsurance coverage on expiring treaties each year.

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

The after-tax impact on our net income for the three months and six months ended June 30, 2002, net of expected reinsurance recoveries and the re-evaluation and application of asbestos and environmental reserves, was a loss of approximately $380 million. In the fourth quarter of 2002, we revised upward our estimated reinsurance recoverables related to this settlement, reducing the after-tax impact of the settlement on calendar year 2002 net income to a loss of $307 million. This calculation reflected payments of $235 million during the second quarter of 2002, and $747 million on January 16, 2003 (including interest). The $747 million payment, together with at least $60 million of the original $235 million, shall be returned to USF&G Parties if the Plan is not finally approved. Accordingly, as of June 30, 2003 we had recorded those payments of $807 million in both "Other Assets" and "Other Liabilities," since the Plan had not yet been approved. The settlement agreement also provided for the USF&G Parties to pay $13 million (which was paid in the second quarter of 2002) and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan, subject to a right of reimbursement in certain circumstances of amounts advanced.

As a result of the settlement, pending litigation with the MacArthur Companies has been stayed pending final approval of the Plan. Whether or not the Plan is approved, up to $175 million of the $235 million will be paid to counsel for the MacArthur Companies, and persons holding judgments against the MacArthur Companies as of June 3, 2002 and their counsel, and the USF&G Parties will be released from claims by such holders to the extent of $110 million paid to such holders.

Possible Asbestos Legislation
-----------------------------
A number of asbestos reform bills have been introduced in the U.S. Congress. A proposed law sponsored by Senator Orrin Hatch would replace most of the current asbestos personal injury litigation with a statutory compensation program funded by contributions from companies that formerly manufactured, distributed or sold asbestos products and insurers that underwrote certain asbestos risks. Current reform efforts would not cover asbestos property damage claims and may not cover other categories of asbestos exposure including future personal injury claims if the compensation fund ultimately proves insufficient. The prospects for the passage of an asbestos reform bill remain uncertain and the effect of any such future asbestos legislative reform on us will depend upon a variety of factors including the total size of the compensation fund, the portion allocated to each commercial group and the formula for allocating contributions among insurers. In the event of any future asbestos legislative reform, our contribution allocation could be significantly larger than our current asbestos reserve.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Cumulative Effect of Accounting Change
--------------------------------------
In the first quarter of 2002, we began implementing the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also required that those assets meeting the criteria for classification as intangible with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. In the second quarter of 2002, we completed our initial evaluation for impairment of our recorded goodwill in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our previously reported results for the first quarter of 2002, reducing net income for that period from the originally reported $139 million, or $0.63 per common share (diluted) to $133 million, or $0.60 per common share (diluted).

In the second quarter of 2003, we peformed our annual evaluation for impairment of recorded goodwill in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired.

As a result of implementing the provisions of SFAS No. 142, we no longer amortize our goodwill assets. Amortization expense associated with intangible assets totaled $12 million in the first six months of 2003, compared with $9 million in the same
2002 period.

September 11, 2001 Terrorist Attack
-----------------------------------
In 2001, we recorded estimated net pretax losses totaling $941 million related to the September 11, 2001 terrorist attack in the United States. We regularly evaluate the adequacy of our estimated net losses related to the attack, weighing all factors that may impact the total net losses we will ultimately incur. During 2002, we recorded an additional loss provision of $20 million, and a $33 million reduction in our estimated provision for uncollectible reinsurance related to the attack. In the second quarter of 2003, we recorded a $24 million reduction in losses related to the attack, virtually all of which was recorded in our reinsurance operations, the results of which are reported in our runoff "Other" segment. Through June 30, 2003, we have made net loss payments totaling $452 million related to the attack since it occurred, of which $145 million were made in the first half of 2003. For further information regarding the impact of the terrorist attack on our operations, refer to Note 4 on page 69 of our 2002 Annual Report to Shareholders.

Discontinued Operations
-----------------------
Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred. At December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003. In the first six months of 2003 and 2002, we recorded pretax losses of $300,000 and $6 million, respectively, in discontinued operations, related to claims in respect of pre-sale losses.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Critical Accounting Policies
----------------------------
Overview - On pages 30 through 32 of our 2002 Annual Report to Shareholders, we identified and described the critical accounting policies related to accounting estimates that 1) require us to make assumptions about highly uncertain matters and 2) could materially impact our consolidated financial statements if we made different assumptions. Those policies were unchanged at June 30, 2003, except for a change related to the recognition of premium revenue as described below.

In 2003, we changed the method by which we recognize premium revenue at our operations at Lloyd's. Prior to 2003, such revenue was recognized using the "one-eighths" method, which reflected the fact that we converted Lloyd's syndicate accounts to U.S. GAAP on a quarterly basis. Since Lloyd's accounting does not recognize the concept of earned premium, we calculated earned premium as part of the conversion to GAAP, assuming business was written at the middle of each quarter, effectively breaking the calendar year into earnings periods of eighths. In 2003, we began recognizing Lloyd's premium revenue in a manner that more accurately reflects the underlying policy terms and exposures and is more consistent with the method by which we recognize premium revenue in our non-Lloyd's business. This change did not have a material impact on our consolidated financial statements for the three months or six months ended June 30, 2003.

The following discussion provides an update to various financial disclosures related to critical accounting policies pertaining to our investments.

We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss on our statement of operations. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. The following table summarizes the total pretax gross unrealized loss recorded in our common shareholders' equity at June 30, 2003 and Dec. 31, 2002, by invested asset class.

      (in millions)
       -----------                        June 30,     Dec. 31,
                                             2003         2002
                                          -------      -------
       Fixed income (including
        securities on loan)                  $ 25         $ 52
       Equities                                10           37
       Venture capital                        114          119
                                            -----        -----
          Total unrealized loss              $149         $208
                                            =====        =====

At June 30, 2003 and December 31, 2002, the carrying value of our consolidated invested asset portfolio included $1.30 billion and $1.03 billion of net pretax unrealized gains, respectively.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

The following table summarizes, for all securities in an unrealized loss position at June 30, 2003 and Dec. 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                    June 30, 2003      December 31, 2002
                              -------------------    -------------------
 (in millions)                              Gross                  Gross
  -----------                  Fair    Unrealized     Fair    Unrealized
                              Value          Loss    Value          Loss
                              -----    ----------    -----    ----------

      Fixed income
      (including securities
        on loan):
         0 - 6 months        $  686        $    8   $  673        $   27
         7 - 12 months          103            11      198             9
         Greater than
          12 months              79             6      198            16
                              -----         -----    -----         -----
           Total                868            25    1,069            52
                              -----         -----    -----         -----


      Equities:
         0 - 6 months            63             8      144            15
         7 - 12 months            2             -*      80            20
         Greater than
          12 months              13             2        4             2
                              -----         -----    -----         -----
           Total                 78            10      228            37
                              -----         -----    -----         -----

      Venture capital:
         0 - 6 months            15            11       60            49
         7 - 12 months           46            36       39            25
         Greater than
          12 months              76            67       44            45
                              -----         -----    -----         -----
           Total                137           114      143           119
                              -----         -----    -----         -----
  Total                      $1,083        $  149   $1,440        $  208
                              =====         =====    =====         =====


  *Total unrealized losses on these securities were less than $1 million at June 30, 2003.

At June 30, 2003, our fixed income investment portfolio included non-investment grade securities and nonrated securities that in total comprised approximately 2% of the portfolio. Included in those categories at that date were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $94 million and a fair value of $84 million, resulting in a net pretax unrealized loss of $10 million. These securities represented 1% of the total amortized cost and fair value of the fixed income portfolio at June 30, 2003, and accounted for 40% of the total pretax unrealized loss in the fixed income portfolio. Included in those categories at Dec. 31, 2002 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $160 million and a fair value of $140 million, resulting in a net pretax unrealized loss of $20 million. These securities represented 1% of the total amortized cost and fair value of the fixed income portfolio at Dec. 31, 2002, and accounted for 38% of the total pretax unrealized loss in the fixed income portfolio.

The following table presents information regarding fixed income investments that were in an unrealized loss position at June 30, 2003, by remaining period to maturity date.


     (in millions)                         Amortized      Estimated
      -----------                               Cost     Fair Value
                                           ---------     ----------
     Remaining period to maturity date:
         One year or less                      $ 101          $  99
         Over one year through five years        114            111
         Over five years through ten years       213            208
         Over ten years                          191            187
         Asset/mortgage-backed securities
          with various maturities                274            263
                                              ------         ------
             Total                             $ 893          $ 868
                                              ======         ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Property-Liability Insurance
                 ----------------------------

Overview
--------
Our consolidated second-quarter written premiums of $1.79 billion were 3% below comparable 2002 premiums of $1.84 billion. In the first six months of 2003, reported premium volume of $3.77 billion was 5% lower than reported 2002 six-month volume of $3.96 billion. The decline in both periods of 2003 was concentrated in our runoff "Other" segment and was primarily due to our November 2002 transfer of ongoing reinsurance operations to Platinum. In our ongoing Specialty Commercial and Commercial Lines segments, total net written premium volume of $1.71 billion in the second quarter was 13% ahead of comparable 2002 premiums of $1.51 billion. The rate of growth in second-quarter 2003 premiums over the same 2002 period was impacted by the one-quarter reporting lag elimination. Our second-quarter 2003 ongoing operations included $81 million of premium volume from our Lloyd's operations for the three months ended June 30, 2003, which is historically a period of low premium volume at Lloyd's. Our second-quarter 2002 ongoing operations, however, were reported on a one-quarter lag and therefore included $217 million of premium volume from our operations at Lloyd's for the three months ended March 31, 2002, which is historically a high volume period at Lloyd's due to the timing of coverage renewals. Our year-to-date ongoing operations' premium volume of $3.58 billion was 23% higher than the 2002 six-month total of $2.92 billion. The strong growth in 2003 was driven by price increases and new business throughout our ongoing operations. That year-to-date 2003 ongoing total also included $52 million of incremental premium volume resulting from the elimination of the one-quarter reporting lag at our operations at Lloyd's.

Our consolidated statutory loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 69.4 in the second quarter of 2003, compared with a loss ratio of 101.5 in the same 2002 period. The 2002 ratio included a 29.9-point impact from the $585 million loss provision related to the asbestos litigation settlement described on pages 35 and 36 of this report, which was recorded in our runoff "Other" segment. In our ongoing operations, the second-quarter 2003 loss ratio of 66.9 was over five points worse than the comparable 2002 loss ratio of 61.7, primarily due to an $86 million loss provision recorded in our Surety business center related to one of our insureds (discussed in more detail on page 44 of this report). Excluding that surety loss in 2003, our ongoing operations' loss ratio of 61.4 was slightly improved over the comparable 2002 loss ratio of 61.7. Through the first six months of 2003, our ongoing segments' loss ratio excluding that surety loss was 61.1, nearly five points better than the comparable 2002 loss ratio of 66.0. That improvement reflected the impact of price increases in recent years and our efforts to upgrade the quality of our business, both of which have resulted in a significant reduction in current-year loss activity throughout the majority of our ongoing operations.

Effective January 1, 2003, we changed our disclosure regarding catastrophe losses. We no longer classify all losses from Insurance Services Office (ISO)-defined catastrophes as "catastrophe losses." We revised our definition of losses reported as "catastrophes" to include only those events that generate losses beyond a level normally expected in our business. This revised definition has no impact on recorded results for either the current or prior period. Catastrophe losses reported in prior periods have been reclassified to conform to our new definition. In the first six months of 2003, we recorded a net $21 million reduction in the provision for catastrophes incurred in prior years, nearly all of which was recorded in our runoff Reinsurance operations and was related to the September 11, 2001 terrorist attack. In the first six months of 2002, we recorded a net $3 million reduction in the provision for catastrophe losses incurred in prior years.

Our consolidated statutory expense ratio, measuring underwriting expenses as a percentage of net written premiums, was 28.4 in the second quarter of 2003, compared with the 2002 second-quarter ratio of 30.9. In our ongoing operations, the second-quarter 2003 expense ratio of 28.4 was over a point better than the comparable 2002 expense ratio of 29.7. The improvement in 2003 reflected the positive effects of strong price increases and our expense reduction efforts. Through the first six months of 2003, our ongoing operations' expense ratio of 29.4 was slightly higher than the 2002 six-month expense ratio of 29.2, primarily due to the impact of the reclassification of Lloyd's commission expense, and the impact on that commission expense of eliminating the one-quarter reporting lag.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Prior-Year Loss Development
---------------------------
"Prior-year loss development" refers to the calendar year income statement impact of changes in the provision for losses and loss adjustment expenses for claims incurred in prior accident years. The following table summarizes net loss and loss adjustment expense ("LAE") reserves at December 31, 2002 and June 30, 2003 for each of our property-liability segments (and the material components thereof), and the amount of unfavorable (favorable) prior-year loss development recorded in those respective operations in the first six months of 2003.


                               Net Loss and LAE Reserves
                               -------------------------
                                                             Year-to-date
                                   Dec. 31,  June 30,     Prior-Year Loss
     (in millions)                    2002      2003          Development
      -----------                  -------   -------     ----------------

      Ongoing operations:
       Specialty Commercial:
         Specialty                 $ 2,043   $ 2,229           $  1
         Surety & Construction       1,369     1,504              -
         International & Lloyd's       987     1,165              1
                                    ------    ------           ----
            Total Specialty
             Commercial              4,399     4,898              2
                                    ------    ------           ----

       Commercial Lines              2,495     2,486              2
                                    ------    ------           ----
            Total Ongoing
             Operations              6,894     7,384              4
                                    ------    ------           ----
      Runoff Operations:
       Other:
         Health Care                 1,970     1,575             (1)
         Reinsurance                 3,043     2,600            (22)
         Other Runoff                2,942     2,271             70
                                    ------    ------           ----
             Total Runoff
              Operations             7,955     6,446             47
                                    ------    ------           ----
             Total Underwriting    $14,849   $13,830           $ 51
                                    ======    ======           ====


Specific circumstances leading to the reserve development recorded in the first six months of 2003 are discussed in more detail in the respective segment discussions that follow.

The table on the following page summarizes key financial results (from continuing operations) by property-liability underwriting business segment (underwriting results are presented using GAAP measures; combined ratios are presented on a statutory accounting basis). In the first quarter of 2003, we implemented a new segment reporting structure for our property-liability underwriting operations. Data for 2002 in the table have been reclassified to be consistent with the new segment reporting structure.

Following the table is a detailed discussion of the results for each segment for the three months and six months ended June 30, 2003 and 2002. In addition to "prior-year loss development," we sometimes refer to "current-year loss development" or "current accident year loss activity," which refers to the calendar year income statement impact of recording the provision for losses and LAE for losses incurred in the current accident year.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

           Property-Liability Insurance (continued)
           ---------------------------------------

                          % of Total   Three Months Ended     Six Months Ended
                           Premiums          June 30              June 30
                          ----------   ------------------     ----------------
     ($ in millions)                        2003     2002        2003     2002
      -------------                       ------   ------      ------   ------

      Specialty Commercial
        Net written premiums      68%     $1,214   $1,122      $2,546   $2,033
        Underwriting result                  $12      $73        $130      $67
        Combined ratio                      96.6     91.8        94.1     95.4

      Commercial Lines
        Net written premiums      27%       $494     $384      $1,029     $883
        Underwriting result                  $36      $48         $74      $43
        Combined ratio                      92.3     91.3        91.2     95.1

      Other
        Net written premiums       5%        $86     $337        $196   $1,045
        Underwriting result                 $(49)   $(712)      $(148)   $(712)
        Combined ratio                     135.6    228.3       153.7    158.7
                                 ---      ------   ------      ------   ------
        Total Property-
         Liability Insurance
          Net written premiums   100%     $1,794   $1,843      $3,771   $3,961
                                ====      ======   ======      ======   ======
          Underwriting result                $(1)   $(591)        $56    $(602)
                                          ======   ======      ======   ======

        Statutory Combined Ratio
         Loss and loss adjustment
          expense ratio                     69.4    101.5        67.4     86.3
        Underwriting expense
          ratio                             28.4     30.9        30.2     29.5
                                          ------   ------      ------   ------
          Combined Ratio                    97.8    132.4        97.6    115.8
                                          ======   ======      ======   ======


Specialty Commercial
--------------------
The Specialty Commercial segment includes our combined Surety & Construction operation, our ongoing International & Lloyd's operations, and the following nine specialty business centers that in total comprise the "Specialty" component of this segment:
Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Excess & Surplus Lines, Specialty Programs and Oil & Gas. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual obligations. The Construction business center offers a variety of products and services, including traditional insurance and risk management solutions, to a broad range of contractors and parties responsible for construction projects. Our ongoing International operations consist of our specialty underwriting operations in Canada (other than surety), the United Kingdom and the Republic of Ireland, and the international exposures of most U.S. underwriting business. At Lloyd's, our ongoing operations are comprised of the following types of insurance coverage we underwrite through a single wholly-owned syndicate: Aviation, Marine, Global Property and Personal Lines. The following table provides supplemental information for this segment for the three months and six months ended June 30, 2003 and 2002.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                        ------------------   ----------------
      ($ in millions)                        2003     2002      2003     2002
       -------------                       ------   ------    ------   ------
       SPECIALTY
        Net written premiums                 $632     $438    $1,164     $911
          Percentage increase over 2002        44%                28%

        Underwriting result                   $82      $52      $141      $61

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     60.4     63.9      61.3     67.9
          Underwriting expense ratio         23.6     23.5      24.2     24.1
                                           ------   ------    ------   ------
             Combined ratio                  84.0     87.4      85.5     92.0
                                           ======   ======    ======   ======

       SURETY & CONSTRUCTION
        Net written premiums                 $341     $328      $673     $673
          Percentage increase over 2002         4%                 -%

        Underwriting result                  $(87)      $4      $(73)      $6

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     91.0     62.5      76.8     63.1
          Underwriting expense ratio         33.4     34.8      33.3     33.0
                                           ------   ------    ------   ------
             Combined ratio                 124.4     97.3     110.1     96.1
                                           ======   ======    ======   ======

       INTERNATIONAL & LLOYD'S
        Net written premiums                 $241     $356      $709     $449
          Percentage change from 2002         (32%)               58%

        Underwriting result                   $17      $17       $62       $-

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     61.1     64.2      57.4     70.4
          Underwriting expense ratio         29.3     28.5      34.2     30.5
                                           ------   ------    ------   ------
             Combined ratio                  90.4     92.7      91.6    100.9
                                           ======   ======    ======   ======
       TOTAL SPECIALTY
        COMMERCIAL SEGMENT
        Net written premiums               $1,214   $1,122    $2,546   $2,033
          Percentage increase over 2002         8%                25%

        Underwriting result                   $12      $73      $130      $67

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     69.2     63.5      64.7     66.9
          Underwriting expense ratio         27.4     28.3      29.4     28.5
                                           ------   ------    ------   ------
             Combined ratio                  96.6     91.8      94.1     95.4
                                           ======   ======    ======   ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Specialty
---------
Virtually all business centers in the Specialty category contributed to the strong premium growth over the second quarter and first half of 2002. The pace of premium growth for the first six months of 2003 was less than that in the second quarter of the year due to the impact of increased ceded reinsurance costs in the first quarter of the year. Financial and Professional Services' second-quarter 2003 premiums of $154 million were 72% higher than in the same period of 2002, driven by price increases and new business principally generated by our December 2002 acquisition of the right to seek to renew the professional and financial risk practice business of Royal & SunAlliance.
Specialty Programs' written premiums of $62 million in the second quarter were nearly double the comparable 2002 total of $33 million, primarily due to price increases and new business.
Personal Catastrophe Risk second-quarter net premiums of $51 million were significantly higher than those in the same 2002 period, due to a change in our reinsurance program related to this business that has resulted in less business being ceded to other insurers.

The improvements in both second-quarter and year-to-date 2003 underwriting results compared with the same periods of 2002 occurred in virtually every business center in the Specialty category, reflecting the impact of price increases in recent quarters and the addition of profitable new business.

Surety & Construction
---------------------
Net written premiums generated by our Surety business center totaled $147 million in the second quarter of 2003, compared with $140 million in the same 2002 period. Through the first half of 2003, Surety's written premium volume of $240 million was 3% below the comparable 2002 total of $247 million, primarily due to the closing of certain field offices, the impact of underwriting actions to improve the risk profile of our book of business, and increased reinsurance costs.

The Surety underwriting loss totaled $88 million in the second quarter of 2003, compared with an underwriting loss of $2 million in the same 2002 period. We had previously reported in a Current Report on Form 8-K dated April 30, 2003 that in April 2003 we began to receive surety claim notices related to one of our accounts that was in bankruptcy. In the second quarter of 2003, we recorded an $86 million pretax loss provision (net of reinsurance) related to that account's inability to perform its bonded obligations. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the account. Following that approval, we received claim notices with respect to approximately $120 million of bonds securing certain workers' compensation and retiree health benefit obligations of the account. The $86 million net pretax loss provision recorded in the second quarter of 2003 represents our estimated loss in this matter. We reported that loss in a Current Report on Form 8-K dated July 25, 2003.

In our Surety operation, we continue to experience an increase in the frequency of reported losses, primarily resulting from the continuing economic downturn in North America. Certain segments of our surety business tend to be characterized by low frequency but potentially high severity losses.

Within our commercial surety segments, we have exposures related to a small number of accounts, which are now in various stages of bankruptcy proceedings. In addition, certain other accounts have experienced deterioration in creditworthiness since we issued bonds to them. Given the current economic climate and its impact on these companies, we may experience an increase in claims and, possibly, incur high severity losses. Such losses would be recognized in the period in which the claims are filed and determined to be a valid loss under the provisions of the surety bond issued.

With regard to commercial surety bonds issued on behalf of companies operating in the energy trading sector, our aggregate pretax exposure, net of facultative reinsurance, is with five companies for a total of approximately $396 million ($328 million of which is from gas supply bonds), an amount that will decline over the contract periods. The largest individual exposure approximates $187 million (pretax). These companies all continue to perform their bonded obligations and, therefore, no claims have been filed.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

In addition to our largest exposure discussed above with respect to energy trading companies, our commercial surety business as of June 30, 2003 included seven accounts with gross pretax bond exposures greater than $100 million each, before reinsurance.
The majority of these accounts have investment grade ratings, and all accounts continue to perform their bonded obligations.

In 2003, we secured excess of loss reinsurance coverage for our commercial surety exposures in the form of two new treaties providing $500 million of aggregate loss limits over a five-year period, with a maximum recovery of $100 million per principal for gas supply bonds and $150 million per principal for other bonds. The reinsurance program does not extend coverage to the small number of commercial surety accounts which were in bankruptcy at the inception of the reinsurance treaties.

We continue with our intention to exit the segments of the commercial surety market discussed above by ceasing to write new business and, where possible, terminating the outstanding bonds. Since October 2000, when we made a strategic decision to significantly reduce the exposures in these segments, our total commercial surety gross open bond exposure has decreased by over 50% as of June 30, 2003. We will continue to be a market for traditional commercial surety business, which includes low-limit business such as license and permit, probate, public official, and customs bonds.

In our contract surety business, creditworthiness is a primary underwriting consideration and the underwriting process involves a number of factors, including consideration of a contractor's financial position, experience and management. Our risk in respect of a contract surety bond changes over time. Such risk tends to decrease as the related construction project is completed, but may increase to the extent the financial condition of the contractor deteriorates or difficulties arise during the course of the project. While our contract surety business typically has not been characterized by high severity losses, it is possible, given the current economic climate, that significant losses could occur.

Some of our contract surety business, particularly with respect to larger accounts, is written on a co-surety basis with other surety underwriters in order to manage and limit our aggregate exposure. Certain of these sureties have experienced, and may continue to experience, deterioration in their financial condition and financial strength ratings. If a loss is incurred and a co-surety fails to meet its obligations under the bond, the other co-surety or co-sureties on the bond typically are jointly and severally liable for such obligations. As a result, our losses could significantly increase.

In our Construction business center, net written premiums of $194 million were slightly higher than net written premium volume of $188 million in the second quarter of 2002, while year-to-date premiums of $433 million were 2% higher than premiums of $426 million in the same 2002 period. The impact on written premiums from higher prices during 2003 was largely offset by a reduction in new business. Construction's second-quarter 2003 underwriting profit totaled $1 million, compared with a profit of $6 million in the same 2002 period. Through the first half of 2003, the underwriting profit of $25 million was significantly higher than the comparable 2002 profit of $7 million, primarily due to an improvement in current-year loss experience.


International & Lloyd's
-----------------------
Net written premiums of $241 million in the second quarter were 32% below comparable 2002 premiums of $356 million. The decline was primarily due to the effects of the elimination of the one-quarter reporting lag at our Lloyd's operations. Reported results for the second quarter of 2003 represent activity for the quarter ended June 30, 2003, which is typically a low premium volume quarter at Lloyd's, whereas reported results for the second quarter of 2002 represent activity for the quarter ended March 31, 2002, which is typically a high-volume quarter for Lloyd's due to the timing of coverage renewals. Also impacting second-quarter 2003 volume was a reduction in estimated

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

premiums recorded in prior periods for certain Lloyd's business. For the six months ended June 30, 2003, written premium volume of $709 million for the International & Lloyd's category included
$52 million of incremental premiums from the elimination of the one-quarter reporting lag at Lloyd's (the remaining $2 million of incremental premiums described on page 31 of this report were recorded in our runoff Other segment). Excluding that additional $52 million, premium volume in 2003 of $657 million was 46% higher than 2002 six-month written premiums of $449 million. The significant growth was concentrated in our operations at Lloyd's, due to price increases, new business and our increased participation in Lloyd's following the consolidation of most of our Lloyd's operations into one wholly-owned syndicate in 2002. Our International operations also achieved strong growth over 2002, recording premiums of $160 million and $262 million for the three months and six months ended June 30, 2003, respectively, compared with premiums of $139 million and $209 million in the respective periods of 2002. Price increases, new business and favorable foreign currency translation effects were all factors contributing to the growth in premiums in the first half of 2003.

The International & Lloyd's underwriting profit of $17 million in the second quarter of 2003 was level with the underwriting profit in the same 2002 period. For the first half of 2003, the underwriting profit of $62 million, which included a $3 million benefit attributable to the elimination of the one-quarter reporting lag, was significantly improved over the break-even underwriting result in the same period of 2002. The improvement in 2003 results was largely due to strong results from our operations in Canada and the United Kingdom, as well as from our Lloyd's operations.


Commercial Lines
----------------
The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in involuntary insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet (SM) and St. Paul Advantage (SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail exposures. This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector. The Property Solutions business center combines our Large Accounts Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large property risks. The following table summarizes key financial data for this segment for the three months and six months ended June 30, 2003 and 2002.

                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                        ------------------   ----------------
      ($ in millions)                        2003     2002      2003     2002
       -------------                       ------   ------    ------   ------

        Net written premiums                 $494     $384    $1,029     $883
          Percentage increase over 2002        29%                17%

      Underwriting result                     $36      $48       $74      $43

      Statutory combined ratio:
        Loss and loss adjustment
         expense ratio                       61.5     57.8      61.7     64.2
        Underwriting expense  ratio          30.8     33.5      29.5     30.9
                                           ------   ------    ------   ------
           Combined ratio                    92.3     91.3      91.2     95.1
                                           ======   ======    ======   ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

All business centers in this segment contributed to the growth in net written premiums in the second quarter and first six months of 2003. Although the pace of price increases continued to slow in the second quarter, we achieved significant growth throughout this segment while maintaining strong levels of profitability. Written premiums of $173 million in the Small Commercial business center were 16% higher than comparable second-quarter 2002 volume of $149 million. In the Middle Market business center, second-quarter written premiums of $288 million increased 34% over the same period of 2002, driven by strong growth in our Large Casualty and Inland Marine business. Property Solutions' written premiums of $23 million in the second quarter were 68% higher than the comparable 2002 total. Our business retention levels increased slightly over 2002, and new business throughout the Commercial Lines segment has been a significant contributor to premium growth in 2003.

The decline in underwriting profitability in the second quarter of 2003 compared with the same period of 2002 was influenced in part by an increase in weather-related losses. Through the first half of 2003, however, underwriting profits were $31 million higher than the same period of 2002, driven by continued improvement in our current-year loss experience in each of the business centers comprising this segment. We have been successful in adding new business in the first six months of 2003 that meets our pricing and underwriting criteria while maintaining strict control over expense growth. The 1.4-point improvement in the expense ratio compared with the first six months of 2002 reflected the combined impact of a decline in net commission expense and our expense control efforts.


Other
-----
This segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following operations: our runoff operations at Lloyd's; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. We have a management team in place for these operations, seeking to ensure that our outstanding claim obligations are settled in an expeditious and economical manner. This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in
1998). That prior year business includes the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment. Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures. As described in more detail on pages 32 and 33 of this report, in November 2002 we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. The following table summarizes key financial data for the Other segment for the three months and six months ended June 30, 2003 and 2002. The table excludes statutory ratios, as they are less meaningful in a runoff environment because of the significant decline in net written and earned premiums.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

           Property-Liability Insurance (continued)
           ---------------------------------------


                                        Three Months Ended   Six Months Ended
                                             June 30              June 30
                                        ------------------   ----------------
      ($ in millions)                        2003     2002      2003     2002
       -------------                       ------   ------    ------   ------

      HEALTH CARE
        Net written premiums                   $7      $32       $26     $142
         Percentage decline from 2002         (78%)              (82%)

        Underwriting result                  $(16)    $(96)     $(33)    $(93)

      REINSURANCE
        Net written premiums                  $63     $201      $128     $663
         Percentage decline from 2002         (69%)              (81%)

        Underwriting result                  $(15)     $(5)       $3      $11

      OTHER RUNOFF
        Net written premiums                  $16     $104       $42     $240
         Percentage decline from 2002         (85%)              (83%)

        Underwriting result                  $(18)   $(611)    $(118)   $(630)
                                            -----    -----     -----    -----

         TOTAL OTHER SEGMENT
          Net written premiums                $86     $337      $196   $1,045
                                            =====    =====     =====    =====
           Percentage decline from 2002       (74%)              (81%)

          Underwriting result                $(49)   $(712)    $(148)   $(712)
                                            =====    =====     =====    =====


Other Segment Overview
----------------------
The Other segment in total generated a $49 million underwriting loss in the second quarter of 2003, compared with a loss of $712 million in the same 2002 period that included the $585 million provision related to the asbestos litigation settlement agreement. As described in more detail in the following discussion, the year-to-date segment underwriting loss of $148 million included $47 million of net unfavorable prior-period loss development, including $8 million that emerged in the second quarter of the year. The remainder of the six-month underwriting loss primarily resulted from provisions for losses on current accident year business, and expenses associated with the runoff lines of business in this segment.

Health Care
-----------
We announced our decision to exit the medical liability insurance market at the end of 2001. Written premiums for all periods presented in the foregoing table primarily consisted of premiums generated by extended reporting endorsements and professional liability coverages underwritten prior to our nonrenewal notifications becoming effective in several states. We are required to offer reporting endorsements to claims-made policyholders at the time their policies are nonrenewed. These endorsements cover losses incurred in prior periods that have not yet been reported. Unlike typical policies, premiums on these endorsements are fully earned, and the expected losses are recorded, at the time the endorsement is written.

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

The following presents a summary of trends we observed within our Health Care operation for each quarter of 2002 and the first two quarters of 2003. For a discussion of quarterly trends observed in 2000 and 2001, refer to page 40 of our 2002 Annual Report to Shareholders.

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

In the second quarter of 2002, average paid claims for medical malpractice lines were somewhat above expectations, rising to $130,000 for the quarter. This, coupled with an additional increase in the average outstanding case reserve to $148,000, prompted management to reflect these new increased averages in its reserve analysis and record a reserve increase of $97 million.

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

   Emergence of newly reported claims - Our Health Care book of business was put into runoff at the end of 2001, and our outstanding exposure has rapidly dropped, as expected. Since the majority of coverage we offered was on a claims-made basis and notification of the claim must be made within the policy period, the potential for unreported claims has decreased significantly. We expected that the emergence of newly reported medical malpractice claims, with incurred years of 2002 or prior, would not exceed 40% of our year-end 2002 outstanding case reserve amount.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

   Development on known claims - As part of executing our runoff claims strategy, the inventory of claim-specific case reserves was reviewed during 2002 in an effort to reserve each claim as appropriately as possible. This effort is in its advanced stages, and our expectations for additional reserve strengthening on known claims is considered to be minimal. We expected additional case development on medical malpractice claims would not exceed 3% of year-end 2002 case reserves.

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

2003
----
In 2003, we evaluated the adequacy of our previously established medical malpractice reserves in the context of the three indicators described above. The dollar amount of newly reported claims in the first quarter totaled $118 million, approximately 25% less than we anticipated in our original estimate of the required level of redundancy at year-end 2002. With regard to development on known claims, loss activity in the first quarter of 2003 was within our expectations. Case development on incurred years 2001 and prior was minimal, and case development on the 2002 incurred year totaled $39 million, within our year-end 2002 estimate of no more than 3% of development. For the first quarter of 2003, our redundancy ratio was within our expected range of between 35% and 40%.

In the second quarter of 2003, the dollar amount of newly reported claims totaled $127 million, approximately 5% higher than we anticipated in our original estimate of the required level of reserves at year-end 2002. Nevertheless, through the first half of 2003 the dollar amount of newly reported claims was approximately 12% lower than we anticipated.
Loss development on known claims during the second quarter of 2003 was negative, but not as negative as we anticipated. Our actual redundancy ratio continued to improve in the second quarter of 2003; however, since newly reported claims and loss development on known claims did not improve as much as we expected in the second quarter, the required reserve redundancy has increased modestly from the previously estimated range of 35% to 40%.

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. While the recent results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of June 30, 2003, there is a reasonable possibility that we may incur additional unfavorable prior year loss development if these indicators significantly change from our current expectations. If these indicators deteriorate, we believe that a reasonable estimate of an additional loss provision could amount to up to $250 million. However, our analysis as of this point in time continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Reinsurance
-----------
In November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. ("Platinum") while retaining liabilities generally for reinsurance contracts incepting prior to January 1, 2002. Written premium volume recorded in the second quarter and first half of 2003 consisted entirely of premium adjustments relating to reinsurance business underwritten in prior years. The underwriting loss of $15 million recorded in the second quarter of 2003 was driven by $4 million of net unfavorable development on losses incurred in prior years on North American casualty classes of business, losses recorded related to premiums received from prior underwriting years and expenses associated with operating in a runoff environment. The second-quarter 2003 underwriting result also included the impact of $24 million of favorable development related to the September 11, 2001 terrorist attack, which was substantially offset by unfavorable development in other coverages in the Reinsurance category of the Other segment.

On a year-to-date basis, the underwriting profit of $3 million in 2003 was driven by favorable development recorded in the first quarter on losses incurred in prior years. Results for the first half of 2003 also included a $6 million underwriting loss related to the transfer of additional assets and reserves to Platinum pursuant to an adjustment mechanism (as described in more detail on pages 32 and 33 of this report). Underwriting results for the three months and six months ended June 30, 2002 benefited from the absence of significant catastrophes and favorable development on catastrophe losses incurred in prior years.

Other Runoff
------------
This category includes the results of the following operations: our runoff operations at Lloyd's; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. The $118 million underwriting loss in the first six months of 2003 in this category included $35 million of loss provisions to increase prior-year reserves in our runoff syndicates at Lloyd's in the first quarter of 2003. The unfavorable development was concentrated in North American casualty coverages, as well as specific lines associated with Financial Institutions and Professional coverages. We experienced deterioration in those same syndicates throughout 2002, leading us to increase reserve levels. In the first quarter of 2003, further analysis undertaken by an independent party on our behalf in connection with Lloyds' compliance with annual regulatory requirements provided us with additional information and analyses, which led us to record the $35 million loss provision.

Also contributing to the underwriting loss in this segment in the first half of 2003 was $31 million of unfavorable prior-year development recorded in the first quarter primarily related to several specific large losses in a number of countries within our exited international operations where we have ceased underwriting business. In the second quarter, we recorded $4 million of adverse prior-year development resulting from a single large loss in one of our operations in runoff. The remainder of the year-to-date underwriting loss was the result of provisions for losses on current accident year business, and expenses associated with the runoff lines of business in this segment.

The significant underwriting losses in this category for the second quarter and first half of 2002 were driven by the $585 million loss provision related to the Western MacArthur asbestos litigation settlement agreement, described in more detail on pages 35 and 36 of this report.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

           Property-Liability Insurance (continued)
           ---------------------------------------

Investment Operations
---------------------
Pretax net investment income in our property-liability insurance operations totaled $274 million in the second quarter of 2003, 4% below pretax investment income of $283 million in the same period of 2002. Through the first half of 2003, pretax investment income of $554 million was 3% lower than the comparable 2002 total of $573 million. Our investment income in recent quarters has been negatively impacted by declining yields on new investments and a reduction in funds available for investment due to significant cash payments for insurance losses and loss adjustment expenses, including payments related to our runoff operations. In addition, we made a planned payment of $747 million (including interest) in mid-January 2003 related to the settlement of the Western MacArthur asbestos litigation, further reducing our invested asset base in 2003. Since the end of 1999, average new money rates on taxable and tax-exempt fixed-income securities have fallen from 7.2% and 5.4%, respectively, to 4.2% and 3.8%, respectively, at June 30, 2003.

The market value of our $15.7 billion fixed income portfolio exceeded its cost by $1.23 billion at June 30, 2003. Approximately 96% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 6.0% at June 30, 2003, down from 6.5% a year earlier.

Net pretax realized investment gains in our property-liability insurance operations totaled $71 million in the second quarter of 2003, compared with realized losses of $38 million in the same 2002 period. The gains in 2003 were concentrated in venture capital and were almost entirely the result of the sale in May 2003 of a portion of our investment in Select Comfort Corporation, a manufacturer of adjustable air-supported beds, which generated a pretax gain of $69 million. In the second quarter of 2002, realized investment losses originated primarily from our equity investments, as we made a strategic decision to liquidate a substantial portion of that portfolio and redeploy those funds in fixed income securities.

On a year-to-date basis, net pretax realized investment gains totaled $38 million in 2003, compared with realized losses of $77 million in the same 2002 period. In the first half of 2003, we sold fixed income securities with a cumulative amortized cost of $478 million, generating gross pretax gains of $25 million.
Those gains were partially offset by impairment writedowns totaling $16 million. Net pretax realized losses generated by sales from our equity portfolio totaled $4 million in the first half of 2003. In our venture capital portfolio, pretax realized gains from the sale of securities totaled $94 million in the first six months of 2003, an amount that was partially offset by impairment writedowns totaling $53 million.

In the first half of 2002, we sold fixed income securities with a cumulative amortized cost of $874 million, generating gross pretax gains of $24 million. Those gains were partially offset by impairment writedowns totaling $13 million attributable to WorldCom Corporation and Adelphia Corporation bonds in our portfolio. In our venture capital portfolio, impairment writedowns totaled $28 million in the first half of 2002.

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

The table below represents a reconciliation of total gross and net environmental reserve development for the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001. Amounts in the "net" column are reduced by reinsurance recoverables. The disclosure of environmental reserve development includes all claims related to environmental exposures. Additional disclosure has been provided to separately identify loss payments and reserve amounts related to policies that were specifically underwritten to cover environmental exposures, referred to as "Underwritten," as well as amounts related to environmental exposures that were not specifically underwritten, referred to as "Not Underwritten." In 1988, we completed our implementation of a pollution exclusion in our commercial general liability policies; therefore, activity related to accident years after 1988 generally relates to policies underwritten to include environmental exposures.

The amounts presented for paid losses in the following table as "Underwritten" include primarily exposures related to accident years after 1988 for policies which the underwriter contemplated providing environmental coverage. In addition, certain pre-1988 exposures, primarily first party losses, are included since they too were contemplated by the underwriter to include environmental coverage. "Not Underwritten" primarily represents exposures related to accident years 1988 and prior for policies which were not contemplated by the underwriter to include environmental coverage.

                       Six Months Ended
  Environmental          June 30, 2003       2002          2001
  -------------        ----------------   -----------   -----------
  (in millions)            Gross    Net   Gross   Net   Gross   Net
   -----------             -----   ----   -----  ----   -----  ----
  Beginning reserves        $370   $298    $604  $519    $684  $573
  Incurred losses             22     (1)     (2)   (3)      6    21
  Reserve reduction            -      -    (150) (150)      -     -
  Paid losses:
    Not underwritten         (68)   (39)    (70)  (56)    (74)  (63)
    Underwritten              (6)    (6)    (12)  (12)    (12)  (12)
                           -----   ----   -----  ----   -----  ----
  Ending reserves           $318   $252    $370  $298    $604  $519
                           =====   ====   =====  ====   =====  ====

The $150 million reduction of environmental reserves in 2002 discussed previously was included in the gross and net incurred losses for 2002.

For 2001, the year-end gross and net environmental "underwritten" reserves were both $28 million, at December 31, 2002 such gross and net reserves were both $36 million, and at June 30, 2003, such gross and net reserves were $38 million and $37 million, respectively. These reserves relate to policies, which were specifically underwritten to include environmental exposures. These "underwritten" reserve amounts are included in the total reserve amounts in the preceding table.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001. No policies have been underwritten to specifically include asbestos exposure.

                       Six Months Ended
    Asbestos             June 30, 2003       2002          2001
  -------------        ----------------   -----------   -----------
  (in millions)            Gross    Net   Gross   Net   Gross   Net
   -----------             -----   ----   -----  ----   -----  ----
  Beginning reserves      $1,245   $778    $577  $387    $471  $315
  Incurred losses             23      -     846   482     167   116
  Reserve increase             -      -     150   150       -     -
  Paid losses               (836)  (494)   (328) (241)    (61)  (44)
                           -----   ----   -----  ----   -----  ----
  Ending reserves           $432   $284  $1,245  $778    $577  $387
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

For a discussion of potential Federal asbestos legislation, refer to the "Possible Asbestos Legislation" section on page 36 of this report.

Our reserves for environmental and asbestos losses at June 30, 2003 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek earlier and, we believe, ultimately less costly resolutions of certain pending asbestos and environmental related litigations. Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

Total gross environmental and asbestos reserves of $750 million at June 30, 2003 represented approximately 4% of gross consolidated loss reserves of $21.3 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Asset Management
                       ----------------

Our asset management segment consists of our 79% majority ownership interest in Nuveen Investments, Inc. ("Nuveen Investments," formerly The John Nuveen Company). Nuveen Investments provides individually managed accounts, closed-end exchange-traded funds and mutual funds to the affluent and high-net-worth market segments through unaffiliated intermediary firms. Nuveen Investments also provides managed account services to several institutional market segments and channels.
Highlights of Nuveen Investments' performance for the three months and six months ended June 30, 2003 and 2002 were as follows.

                                    Three Months Ended    Six Months Ended
                                          June 30             June 30
                                    ------------------    ----------------
      (in millions)                      2003     2002       2003     2002
       -----------                     ------   ------     ------   ------
      Revenues                          $ 106    $  90      $ 208    $ 184
      Expenses                             50       40         99       85
                                       ------   ------     ------   ------
         Pretax earnings                   56       50        109       99
      Minority interest                   (12)     (11)       (23)     (22)
                                       ------   ------     ------   ------
         The St. Paul's share
         of pretax earnings             $  44    $  39      $  86    $  77
                                       ======   ======     ======   ======

         Assets under management                          $88,258  $68,496
                                                           ======   ======


Nuveen Investments' gross investment product sales totaled a record $5.4 billion in the second quarter of 2003, reflecting expanding relationships with high-end financial advisors and consultants, as well as improving equity markets. Product sales in the comparable 2002 period totaled $3.3. billion. The strong growth over 2002 was driven by an increase in sales of closed-end exchange-traded funds, which primarily resulted from Nuveen Investments' introduction of their second preferred and convertible income fund in June. Retail and institutional managed accounts, as well as mutual funds, also contributed to the growth in product sales over 2002. Second-quarter 2003 sales were comprised of $2.8 billion of closed-end exchange-traded funds, $2.2 billion of retail and institutional and managed accounts and $0.4 billion of mutual funds. Nuveen Investments' net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions and withdrawals) during the first six months of 2003 totaled $5.2 billion, more than double comparable 2002 net flows of $2.5 billion. Net flows through the first six months of 2003 were positive across all product lines.

An increase in assets under management accounted for the growth in Nuveen Investments' revenues over the second quarter and first six months of 2002. Assets under management at the end of the second quarter consisted of $45.3 billion of closed-end exchange-traded funds, $21.7 billion of retail managed accounts, $12.3 billion of mutual funds and $9.0 billion of institutional managed accounts. The significant increase in managed assets over the same time a year ago was driven by Nuveen Investments' acquisition of NWQ Investment Management Company Inc. in August 2002, positive net flows and market appreciation. Assets under management at the end of 2002 totaled $79.7 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Capital Resources
                       -----------------

Common shareholders' equity of $6.21 billion at June 30, 2003 grew $526 million over the year-end 2002 total of $5.68 billion, driven by our net income of $395 million in the first half of 2003 and a $175 million increase in the after-tax unrealized appreciation of our investment portfolio. The decline in market interest rates during the first half of 2003 had a positive impact on the market value of our fixed income investment portfolio.

Total debt outstanding at June 30, 2003 of $2.53 billion declined by $178 million from the year-end 2002 total of $2.71 billion, largely due to a net $225 million reduction in commercial paper outstanding. During the first quarter, Nuveen Investments repaid $145 million it had previously borrowed from The St. Paul under an intercompany revolving line of credit, and we used the proceeds to repay a like amount of our commercial paper outstanding. Nuveen Investments funded its repayment to us by borrowing $145 million under its revolving bank line of credit, of which Nuveen repaid $70 million in the second quarter. Debt outstanding also declined as a result of maturities of medium-term notes totaling $41 million in the first half of 2003, which were funded with internally generated funds. Our ratio of total debt obligations to total capitalization (defined as the sum of debt obligations, shareholders' equity and redeemable preferred securities) of 26% at the end of the second quarter was down from the year-end 2002 ratio of 29%. Net interest expense related to debt totaled $57 million in the first six months of 2003, compared with $53 million in the same 2002 period. The increase was primarily due to our issuance in March 2002 of $500 million of 5.75% Senior Notes and our issuance in July 2002 of $443 million of 5.25% Senior Notes, which offset a decline in interest expense related to our floating rate debt.

We made no major capital improvements in the first half of 2003, and none are anticipated during the remainder of the year.

Our ratio of earnings to fixed charges was 6.05 for the first six months of 2003, and our ratio of earnings to combined fixed charges and preferred stock dividend requirements was 5.72. For the first six months of 2002, our loss from continuing operations was inadequate to cover "fixed charges" by $168 million and "combined fixed charges and preferred stock dividend requirements" by $175 million. Fixed charges consist of interest expense, distributions on preferred securities and that portion of rental expense deemed to be representative of an interest factor.


                           Liquidity
                           ---------

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. In our insurance operations, short-term cash needs primarily consist of funds to pay insurance losses and loss adjustment expenses and day-to-day operating expenses.
Those needs are generally met through cash provided from operations, which primarily consists of insurance premiums collected and investment income. As necessary, additional liquidity is provided by net sales from our investment portfolio and access to the debt and equity markets.

Net cash flows used by continuing operations totaled $833 million in the first six months of 2003, compared with cash provided from continuing operations of $82 million in the same period of 2002. Operational cash outflows in 2003 were dominated by our January 2003 payment of $747 million related to the Western MacArthur asbestos litigation settlement. Operational cash flows in the first half of 2002 were negatively impacted by a $248 million payment related to the Western MacArthur settlement. Our operations in runoff, in which we are no longer underwriting new business but continue to pay insurance losses and loss adjustment expenses, also contributed to the negative operational cash flows in 2003. For the second quarter of 2003, however, our consolidated cash flows from operations were positive (totaling $72 million), driven by favorable underwriting results from our ongoing underwriting business segments.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                     Liquidity (continued)
                     --------------------

Net loss payments related to the September 11, 2001 terrorist attack totaled $145 million in the first half of 2003, compared with payments of $148 million in the same 2002 period.

We expect consolidated operational cash flows during the second half of 2003 to continue to grow due to continuing price increases and improvement in the quality of our book of business in our ongoing business segments. This improvement in ongoing cash flows, however, will continue to be negatively impacted by insurance losses and loss adjustment expenses payable related to our operations in runoff.

In April 2003, Moody's Investors Services, Inc. lowered certain of our financial ratings and those of our insurance underwriting subsidiaries and established a stable outlook on the ratings going forward. In June 2003, A.M. Best Co. also lowered certain of our financial ratings while affirming those of our insurance underwriting subsidiaries and maintaining stable outlooks for both sets of ratings going forward. We believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis. We continue to maintain an $800 million commercial paper program with $600 million of back-up liquidity, now consisting entirely of bank credit agreements.


Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all variable interest entities ("VIE") by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs. We continue the process of evaluating FIN 46 and the related interpretations, and at this time we are not able to quantify the impact of adoption on our consolidated financial statements. However, we believe such adoption may have an impact on our consolidated financial statements and may affect the structure of future financial transactions that we may undertake.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies such financial instruments. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments are currently classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We will adopt the provisions of this Statement in the quarter ended September 30, 2003, at which time we will reclassify those securities currently classified between liabilities and equity as "Company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company" to our liabilities. We do not expect the cumulative effect of a change in accounting principle to be recorded in the quarter ended September 30, 2003 to have a material impact on our consolidated financial statements.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES


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

Underwriting Result - We calculate underwriting results using statutory financial information adjusted for certain items (such as the amortization of deferred policy acquisition costs) to arrive at an underwriting result as calculated with GAAP measures. Our reported underwriting result is calculated by subtracting incurred losses and loss adjustment expenses and underwriting expenses (as adjusted for items such as the impact of deferred policy acquisition costs) from net earned premiums. This represents our best measure of profitability for our property-liability underwriting segments. A reconciliation of statutory underwriting results to our reported underwriting results can be found in the statistical supplement available on our web site.

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

Item 4.  Controls and Procedures.
------   -----------------------

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934), as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Since filing its Quarterly Report on Form 10-Q for the period ended March 31, 2003 on May 15, 2003, the Company has investigated and identified instances of noncompliance with existing internal controls and possibly with the Foreign Corrupt Practices Act relating to its Mexican subsidiary. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has not identified that any material adjustment to its financial statements is necessary as a result of its investigation. The Company has notified the U.S. Securities and Exchange Commission, the U.S. Department of Justice and the Mexican
Bonding and Insurance Commission of this matter. This matter does not affect the conclusions expressed in the preceding paragraph.

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

Item 2.   Changes in Securities.
            Not applicable.

Item 3.   Defaults Upon Senior Securities.
            Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

            The St. Paul's annual shareholders' meeting was held on May 6, 2003.

       (1) All twelve persons nominated for directors by the board of directors were named in proxies for the meeting which were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.
            There was no solicitation in opposition to the nominees as listed in the proxy statements. All twelve nominees were elected by the following votes:

                                              In favor    Withheld
                                           -----------   ---------
            Carolyn H. Byrd                203,146,124   4,030,033
            John H. Dasburg                190,849,839  16,326,318
            Janet M. Dolan                 192,115,009  15,061,148
            Kenneth M. Duberstein          191,968,031  15,208,126
            Jay S. Fishman                 202,673,345   4,502,812
            Lawrence G. Graev              202,511,450   4,664,707
            Thomas R. Hodgson              203,176,566   3,999,591
            William H. Kling               192,015,778  15,160,379
            James H. Lawrence              204,144,219   3,031,938
            John A. MacColl                203,953,607   3,222,550
            Glen D. Nelson                 191,990,505  15,185,652
            Gordon M. Sprenger             191,960,649  15,215,508

       (2)  By a vote of 200,722,978 in favor, 5,226,461
            against and 1,227,217 abstaining, the shareholders ratified the selection of KPMG LLP as the independent auditors for The St. Paul.

       (3)  By a vote of 10,564,806 in favor, 170,348,645
            against and 2,414,693 abstaining, the shareholders rejected a shareholder proposal to recommend that the Personnel and Compensation Committee of the Board of Directors terminate The St. Paul's Senior Executive Performance Plan.



Item 5.   Other Information.
            Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a) Exhibits. An Exhibit Index is set forth as the last page in this document.

         (b) Reports on Form 8-K.

             1) The St. Paul filed in a Form 8-K Current Report dated
                April 30, 2003 a press release related to the announcement of claim notices being received for our largest individual exposure regarding commercial surety bonds issued on behalf of companies now in bankruptcy.

             2) The St. Paul furnished in a Form 8-K Current Report dated
                April 30, 2003 a press release related to the announcement of financial results for the quarter ended March 31, 2003.

             3) The St. Paul furnished in a Form 8-K Current Report dated
                July 25, 2003 a press release related to the announcement of the anticipated impact on second-quarter 2003 financial results of losses recorded for a surety exposure.


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                               ---------------------------
                                       (Registrant)


Date:  July 30, 2003                By  Bruce A. Backberg
       -------------                    -----------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                        (Authorized Signatory)


Date:  July 30, 2003                By  John C. Treacy
       -------------                    --------------
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

(10) Material contracts*...........................................

(11) Statement re computation of per share earnings................(1)

(12) Statement re computation of ratios............................(1)

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

(31) Rule 13a-14(a)/15d-14(a) Certifications
         (a)   Certification by Jay S. Fishman.....................(1)
         (b)   Certification by Thomas A. Bradley..................(1)

(32) Section 1350 Certifications
         (a)   Certification by Jay S. Fishman.....................(1)
         (b)   Certification by Thomas A. Bradley..................(1)

(99) Additional exhibits*..........................................

      * These items are not applicable.

    (1) Filed herewith.