Form 10-Q
period 2003-09-30
ST PAUL COMPANIES INC /MN/
filed 2003-10-30
CIK 86312

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

         (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  September 30, 2003
                                                --------------------
                                   or

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

     The number of shares of the Registrant's Common Stock, without par value, outstanding at October 24, 2003, was 228,156,507.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS


                                                             Page No.
PART I. FINANCIAL INFORMATION                                --------

     Consolidated Statements of Operations (Unaudited),
         Three and Nine Months Ended September 30,
         2003 and 2002                                            3

     Consolidated Balance Sheets, September 30, 2003
         (Unaudited) and December 31, 2002                        4

     Consolidated Statements of Shareholders' Equity,
         Nine Months Ended September 30, 2003
         (Unaudited) and Twelve Months Ended                      6
         December 31, 2002

     Consolidated Statements of Comprehensive Income (Loss)
         (Unaudited), Nine Months Ended September 30, 2003
         and 2002                                                 7

     Consolidated Statements of Cash Flows (Unaudited),
         Nine Months Ended September 30, 2003 and 2002            8

     Notes to Consolidated Financial Statements
         (Unaudited)                                              9

     Forward-Looking Statement Disclosure and Certain Risks      32

     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                              34

     Qualitative and Quantitative Disclosures
         about Market Risk                                       66

     Controls and Procedures                                     66

PART II. OTHER INFORMATION

     Item 1 through Item 6                                       67

     Signatures                                                  67

EXHIBIT INDEX                                                    68

Item 1.   Financial Statements.
------    --------------------

                        PART I     FINANCIAL INFORMATION
                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
   For the three months and nine months ended September 30, 2003 and 2002
                 (In millions, except per share data)

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                    ------------------      ----------------
                                         2003     2002         2003     2002
                                       ------   ------       ------   ------
      Revenues:
        Premiums earned               $ 1,808  $ 1,937      $ 5,237  $ 5,851
        Net investment income             279      302          835      881
        Asset management                  121      102          329      286
        Realized investment
         gains (losses)                     4      (78)          33     (148)
        Other                              34       34           97      105
                                       ------   ------       ------   ------
          Total revenues                2,246    2,297        6,531    6,975
                                       ------   ------       ------   ------

      Expenses:
        Insurance losses and
         loss adjustment expenses       1,220    1,494        3,548    4,873
        Policy acquisition expenses       389      384        1,173    1,258
        Operating and
         administrative expenses          306      324          920      917
                                       ------   ------       ------   ------
          Total expenses                1,915    2,202        5,641    7,048
                                       ------   ------       ------   ------
          Income (loss) from
           continuing operations
           before income taxes and
           cumulative effect of
           accounting change              331       95          890      (73)

          Income tax expense
           (benefit)                       94       26          257      (72)
                                       ------   ------       ------   ------
          Income (loss) before
           cumulative effect of
           accounting change              237       69          633       (1)
          Cumulative effect of
           accounting change,
           net of taxes                   (21)       -          (21)      (6)
                                       ------   ------       ------   ------
          Income (loss) from
           continuing operations          216       69          612       (7)

          Discontinued operations,
           net of taxes                    (2)      (6)          (3)     (19)
                                       ------   ------       ------   ------
           Net income (loss)          $   214  $    63      $   609  $   (26)
                                       ======   ======       ======   ======

      Basic earnings (loss)
       per share:
        Income (loss) before
         cumulative effect of
         accounting change            $  1.02  $  0.29      $  2.72  $ (0.06)
        Cumulative effect of
         accounting change,
         net of taxes                   (0.09)       -        (0.09)   (0.03)
                                       ------   ------       ------   ------
        Income (loss) from
         continuing operations           0.93     0.29         2.63    (0.09)
        Discontinued operations,
         net of taxes                   (0.01)   (0.02)       (0.01)   (0.09)
                                       ------   ------       ------   ------
           Net income (loss)          $  0.92  $  0.27      $  2.62  $ (0.18)
                                       ======   ======       ======   ======
     Diluted earnings (loss)
       per share:
        Income (loss) before
         cumulative effect of
         accounting change            $  0.98  $  0.29      $  2.61  $ (0.06)
        Cumulative effect of
         accounting change,
         net of taxes                   (0.09)       -        (0.09)   (0.03)
                                       ------   ------       ------   ------
        Income (loss) from
         continuing operations           0.89     0.29         2.52    (0.09)
        Discontinued operations,
         net of taxes                   (0.01)   (0.02)       (0.01)   (0.09)
                                       ------   ------       ------   ------
           Net income (loss)          $  0.88  $  0.27      $  2.51  $ (0.18)
                                       ======   ======       ======   ======
          Dividends declared per
           common share               $  0.29  $  0.29      $  0.87  $  0.87
                                       ======   ======       ======   ======

        See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
            September 30, 2003 (unaudited) and December 31, 2002
                                (In millions)




                                                    2003              2002
       Assets                                     ------            ------
         Investments:
            Fixed income                         $16,689           $17,188
            Real estate and mortgage loans           868               874
            Venture capital                          532               581
            Equities                                 334               394
            Securities on loan                       982               806
            Other investments                        859               738
            Short-term investments                 2,409             2,152
                                                  ------            ------
                Total investments                 22,673            22,733
         Cash                                        253               315
         Reinsurance recoverables:
            Unpaid losses                          7,210             7,777
            Paid losses                            1,088               523
         Ceded unearned premiums                     703               813
         Receivables:
            Underwriting premiums                  2,574             2,711
            Interest and dividends                   259               247
            Other                                    231               218
         Deferred policy acquisition costs           691               532
         Deferred income taxes                     1,159             1,267
         Office properties and equipment             349               459
         Goodwill                                    906               874
         Intangible assets                           140               139
         Other assets                              2,127             1,351
                                                  ------            ------
                Total Assets                     $40,363           $39,959
                                                  ======            ======


        See notes to consolidated financial statements.

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
            September 30, 2003 (unaudited) and December 31, 2002
                                (In millions)



                                                    2003              2002
      Liabilities                                 ------            ------
        Insurance reserves:
           Losses and loss adjustment
            expenses                             $20,899           $22,626
           Unearned premiums                       4,223             3,802
                                                  ------            ------
               Total insurance reserves           25,122            26,428
        Debt                                       3,573             2,713
        Payables:
           Reinsurance premiums                      894             1,010
           Accrued expenses and other                993               963
        Securities lending collateral              1,000               822
        Other liabilities                          2,513             1,388
                                                  ------            ------
               Total Liabilities                  34,095            33,324
                                                  ------            ------
        Company-obligated mandatorily
         redeemable preferred securities
         of trusts holding solely
         subordinated debentures of
         the company                                   -               889
                                                  ------            ------

      Shareholders' Equity
        Preferred:
           Stock Ownership Plan -
            convertible preferred stock               99               105
           Guaranteed obligation -
            Stock Ownership Plan                     (23)              (40)
                                                  ------            ------
               Total Preferred
                Shareholders' Equity                  76                65
                                                  ------            ------
        Common:
           Common stock                            2,646             2,606
           Retained earnings                       2,882             2,473
           Accumulated other comprehensive
            income, net of taxes:
             Unrealized appreciation
              of investments                         689               671
             Unrealized loss on foreign
              currency translation                   (23)              (68)
             Unrealized loss on derivatives           (2)               (1)
                                                  ------            ------
               Total accumulated other
                comprehensive income                 664               602
                                                  ------            ------
               Total Common Shareholders'
                Equity                             6,192             5,681
                                                  ------            ------
               Total Shareholders' Equity          6,268             5,746
                                                  ------            ------
               Total Liabilities, Mandatorily
                Redeemable Preferred Securities
                 and Shareholders' Equity        $40,363           $39,959
                                                  ======            ======

       See notes to consolidated financial statements.

                  THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Nine Months Ended September 30, 2003 (unaudited) and
                      Twelve Months Ended December 31, 2002
                                  (In millions)

                                                    2003              2002
                                                  ------            ------
       Preferred Shareholders' Equity
          Stock Ownership Plan -
           convertible preferred stock:
             Beginning of period                 $   105           $   111
             Redemptions during the period            (6)               (6)
                                                  ------            ------
                End of period                         99               105
                                                  ------            ------

          Guaranteed obligation - Stock
           Ownership Plan:
             Beginning of period                     (40)              (53)
             Principal payments
                                                      17                13
                End of period                     ------            ------
                                                     (23)              (40)
                  Total Preferred                 ------            ------
                   Shareholders' Equity               76                65
                                                  ------            ------
       Common Shareholders' Equity:
          Common stock:
             Beginning of period                   2,606             2,192
             Stock issued:
                Stock incentive plans                 27                32
                Preferred shares redeemed             12                13
                Net proceeds from stock offering       -               413
                Present value of equity unit
                 forward purchase contracts            -               (46)
             Other                                     1                 2
                                                  ------            ------
                End of period                      2,646             2,606
                                                  ------            ------
          Retained earnings:
             Beginning of period                   2,473             2,500
             Net income                              609               218
             Dividends declared on
              common stock                          (198)             (252)
             Dividends declared on
              preferred stock, net of taxes           (6)               (9)
             Deferred compensation -
              restricted stock                        (4)               (5)
             Tax benefit on employee
              stock options, and other changes        15                28
             Premium on preferred shares redeemed     (6)               (7)
             Reacquired shares                        (1)                -
                                                  ------            ------
                End of period                      2,882             2,473
                                                  ------            ------
          Unrealized appreciation on
           investments, net of taxes:
             Beginning of period                     671               442
             Change during the period                 18               229
                                                  ------            ------
                End of period                        689               671
                                                  ------            ------

          Unrealized loss on foreign
           currency translation, net of taxes:
             Beginning of period                     (68)              (76)
             Currency translation adjustments         45                 8
                                                  ------            ------
                End of period                        (23)              (68)
                                                  ------            ------

          Unrealized loss on
           derivatives, net of taxes:
             Beginning of period                      (1)               (2)
             Change during the period                 (1)                1
                                                  ------            ------
                End of period                         (2)               (1)
                                                  ------            ------
                  Total Common
                   Sharehoders' Equity             6,192             5,681
                                                  ------            ------
                  Total Shareholders' Equity     $ 6,268           $ 5,746
                                                  ======            ======


        See notes to consolidated financial statements.

               THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)
      For the three months and nine months ended September 30, 2003 and
                                    2002
                               (In millions)



                                        Three Months         Nine Months
                                     Ended September 30   Ended September 30
                                     ------------------   ------------------
  (in millions)                          2003      2002       2003      2002
   -----------                          -----     -----      -----     -----

    Net income (loss)                  $  214    $   63     $  609    $  (26)
                                        -----     -----      -----     -----

    Other comprehensive income
     (loss), net of taxes:
       Change in unrealized
        appreciation of investments      (157)      164         18       185
       Change in unrealized loss
        on foreign currency
        translation                       (13)       (8)        45         3
       Change in unrealized loss
        on derivatives                     (4)        -         (1)        2
                                        -----     -----      -----     -----
          Other comprehensive
           income (loss)                 (174)      156         62       190
                                        -----     -----      -----     -----
          Comprehensive income         $   40    $  219     $  671    $  164
                                        =====     =====      =====     =====


        See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months Ended September 30, 2003 and 2002
                              (Unaudited)
                             (In millions)


                                                         2003        2002
                                                       ------      ------
  Operating Activities:
     Net income (loss)                                 $  609      $  (26)
     Adjustments:
        Loss from discontinued operations                   3          19
        Change in property-liability
         insurance reserves                            (1,369)        163
        Change in reinsurance balances                    429        (181)
        Change in deferred acquisition costs             (160)          2
        Change in insurance premiums receivable           140         342
        Change in accounts payable and
         accrued expenses                                 (99)        (72)
        Change in income taxes payable /refundable         70         186
        Realized investment (gains) losses                (33)        148
        Provision for federal deferred
         tax expense (benefit)                             84        (133)
        Depreciation and amortization                      70          67
        Cumulative effect of accounting change             21           6
        Other                                             (55)        (86)
                                                       ------      ------
            Net Cash Provided (Used)
             by Operating Activities                     (290)        435
                                                       ------      ------

  Investing Activities:
     Net purchases of short-term investments             (162)       (679)
     Purchases of other investments                    (3,613)     (6,011)
     Proceeds from sales and
      maturities of other investments                   4,167       5,929
     Change in open security transactions                  59         111
     Venture capital distributions                          -          77
     Purchase of office property and equipment            (34)        (47)
     Sales of office property and equipment                79          10
     Acquisitions, net of cash acquired                   (15)       (195)
     Other                                                (25)         67
                                                       ------      ------
            Net Cash Provided (Used) by
             Continuing Operations                        456        (738)
            Net Cash Used by
             Discontinued Operations                      (19)         (1)
                                                       ------      ------
            Net Cash Provided (Used) by
             Investing Activities                         437        (739)
                                                       ------      ------

  Financing Activities:
     Dividends paid on common and
      preferred stock                                    (204)       (185)
     Proceeds from issuance of debt                       300         941
     Repayment of debt and preferred securities          (346)       (534)
     Net proceeds from issuance of common shares            -         413
     Subsidiary's repurchase of common shares             (31)       (133)
     Stock options exercised and other                     68          70
                                                       ------      ------
            Net Cash Provided (Used) by
             Financing Activities                        (213)        572
                                                       ------      ------
     Effect of exchange rate changes on cash                4          10
                                                       ------      ------
            Increase (decrease) in cash                   (62)        278
     Cash at beginning of period                          315         151
                                                       ------      ------
       Cash at end of period                           $  253      $  429
                                                       ======      ======



See notes to consolidated financial statements.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                               Unaudited
                           September 30, 2003


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

Reference should be made to the "Notes to Consolidated Financial
Statements" in our annual report to shareholders for the year ended December 31, 2002. The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

In 2003, we changed the method by which we recognize premium revenue at our operations at Lloyd's. Prior to 2003, such revenue was recognized using the "one-eighths" method, which reflected the fact that we converted Lloyd's syndicate accounts to U.S. GAAP on a quarterly basis. Since Lloyd's accounting does not recognize the concept of earned premium, we calculated earned premium as part of the conversion to GAAP, assuming business was written at the middle of each quarter, effectively breaking the calendar year into earnings periods of eighths. In 2003, we began recognizing Lloyd's premium revenue in a manner that more accurately reflects the underlying policy terms and exposures and is more consistent with the method by which we recognize premium revenue in our non-Lloyd's business. This change did not have a material impact on our consolidated financial statements for the three months or nine months ended September 30, 2003.

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

Partial Adoption of FIN 46
--------------------------
In 2003, we partially adopted the provisions of FASB
Interpretation No. 46, "Consolidation of Variable Interest
Entities" ("FIN 46"), which sets forth accounting and disclosure rules for "variable interest entities," as defined in the Interpretation. See Note 14 in this report for further discussion regarding the impact of our partial adoption of FIN
46.

Adoption of SFAS No. 150
------------------------
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which generally requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We adopted the provisions of SFAS 150 in the third quarter of 2003. Our only financial instruments that fell within the scope of SFAS No. 150 were the "Company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company" that had been classified as a separate line between liabilities and shareholders' equity on our consolidated balance sheet.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 1 - Basis of Presentation (continued)
-----------------------------------------

These securities were issued by five separate trusts which are included in our consolidated financial statements. In accordance with SFAS No. 150, we have reclassified these securities to liabilities on our consolidated balance sheet in 2003, where they are included in our total debt outstanding. The carrying value of these securities in total is $897 million, representing the present value of the expected future payment of these obligations, discounting at the respective dividend distribution rates implicit at inception, which were equal to the contract rates, as prescribed by SFAS No. 150.

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

                                          Three  Months         Nine Months
                                       Ended September 30   Ended September 30
                                       ------------------   ------------------
 (in millions, except per share data)        2003    2002         2003    2002
                                            -----   -----        -----   -----

   Net income (loss):
    As reported*                            $ 214   $  63        $ 609   $ (26)
     Less: Additional stock-
      based employee compensation
      expense determined under
      fair value-based method for
      all awards, net of related
      tax effects                              (9)    (11)         (30)    (28)
                                            -----   -----        -----   -----
    Pro forma                               $ 205   $  52        $ 579   $ (54)
                                            =====   =====        =====   =====
    Basic earnings (loss) per
     common share:

     As reported                            $0.92  $ 0.27        $2.62  $(0.18)
                                            =====   =====        =====   =====
     Pro forma                              $0.88  $ 0.22        $2.49  $(0.31)
                                            =====   =====        =====   =====
    Diluted earnings (loss) per
     common share:

     As reported                            $0.88  $ 0.27        $2.51  $(0.18)
                                            =====   =====        =====   =====
     Pro forma                              $0.86  $ 0.22        $2.38  $(0.31)
                                            =====   =====        =====   =====

*As reported net income (loss) included $1 million of stock-based compensation expenses, net of related tax benefits, in each of the quarters ended September 30, 2003 and 2002, respectively.
 On a year-to-date basis, as reported net income (loss) included $4 million and $7 million of such expenses, respectively, in 2003 and 2002.

                THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued


Note 2 - Earnings Per Common Share
----------------------------------

The following table provides the calculation of our earnings per common share for the three months and nine months ended September 30, 2003 and 2002.


                                    Three Months Ended       Nine Months Ended
                                       September 30             September 30
(in millions, except                ------------------       -----------------
(per share data)                      2003        2002        2003        2002
 --------------                      -----       -----       -----       -----
Earnings
 Basic:
    Net income (loss), as reported  $  214      $   63      $  609      $  (26)
    Preferred stock
     dividends, net of taxes            (2)         (2)         (6)         (6)
    Premium on preferred
     shares redeemed                    (2)         (1)         (6)         (6)
                                     -----       -----       -----       -----
       Net income (loss)
        available to common
        shareholders                $  210      $   60      $  597      $  (38)
                                     =====       =====       =====       =====
 Diluted:
    Net income (loss)
     available to common
     shareholders                   $  210      $   60      $  597      $  (38)
    Dilutive effect of affiliates       (1)          -          (3)          -
    Effect of dilutive securities:
     Convertible preferred stock         1           2           5           -
     Zero coupon convertible
      notes                              1           1           2           -
                                     -----       -----       -----       -----
      Net income (loss)
       available to common
       shareholders                 $  211      $   63      $  601      $  (38)
                                     =====       =====       =====       =====


Common Shares
 Basic:
   Weighted average common
    shares outstanding                 228         221         228         212
                                     =====       =====       =====       =====
 Diluted:
   Weighted average common
    shares outstanding                 228         221         228         212
   Effect of dilutive securities:
     Stock options and
      other incentive plans              1           1           1           -
     Convertible preferred stock         6           6           6           -
     Zero coupon convertible notes       2           2           2           -
     Equity unit stock
      purchase contracts                 3           -           2           -
                                     -----       -----       -----       -----
        Total                          240         230         239         212
                                     =====       =====       =====       =====
Earnings (Loss) per Common Share
  Basic                             $ 0.92      $ 0.27      $ 2.62      $(0.18)
                                     =====       =====       =====       =====

  Diluted                           $ 0.88      $ 0.27      $ 2.51      $(0.18)
                                     =====       =====       =====       =====


    Diluted EPS is the same as Basic EPS for the nine months ended September 30, 2002, because Diluted EPS calculated in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 128, "Earnings Per Share," for our loss from continuing operations, results in a lesser loss per share than the Basic EPS calculation does. The provisions of SFAS No. 128 prohibit this "anti-dilution" of earnings per share, and require that the larger Basic loss per share also be reported as the Diluted loss per share amount.

             THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued


Note 3 - Investments
--------------------

Investment Activity. The following table summarizes our investment purchases, sales and maturities (excluding short-term investments) for the nine months ended September 30, 2003 and 2002.

                                                        Nine Months
                                                    Ended September 30
                                                    ------------------
        (in millions)                                  2003       2002
                                                      -----      -----
         Purchases:
           Fixed income                              $3,022     $4,856
           Equities                                     434        644
           Real estate and mortgage loans                 -          3
           Venture capital                               84        160
           Other investments                             73        348
                                                      -----      -----
              Total purchases                         3,613      6,011
                                                      -----      -----
         Proceeds from sales and
          maturities:
           Fixed income                               3,514      4,225
           Equities                                     553      1,570
           Real estate and mortgage loans                10         76
           Venture capital                               58         53
           Other investments                             32          5
                                                      -----      -----
              Total sales and maturities              4,167      5,929
                                                      -----      -----
              Net purchases (sales)                  $ (554)    $   82
                                                      =====      =====


Change in Unrealized Appreciation. The change in unrealized appreciation or depreciation of investments recorded in common shareholders' equity and other comprehensive income was as follows:

                                         Nine
                                     Months Ended        Year Ended
                                     September 30       December 31
    (in millions)                        2003               2002
     -----------                     ------------       ------------

      Pretax:
       Fixed income                        $ (16)              $ 446
       Equities                               51                 (17)
       Venture capital                       (14)                (88)
       Other                                  20                   8
                                           -----               -----
          Total increases in pretax
           unrealized appreciation            41                 349
       Increase in deferred taxes            (23)               (120)
                                           -----               -----
          Total change in unrealized
           appreciation, net of taxes      $  18               $ 229
                                           =====               =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 4 - Income Taxes
---------------------

The components of income tax expense (benefit) on income (loss) from continuing operations before cumulative effect of accounting change were as follows:

                                              Three Months     Nine Months
                                                 Ended            Ended
                                              September 30     September 30
                                             -------------    -------------
  (in millions)                               2003    2002     2003    2002
   -----------                               -----   -----    -----   -----
     Income tax expense (benefit):
      Federal current                        $   2   $  72    $ 152   $  43
      Federal deferred                          83     (51)      84    (133)
                                             -----   -----    -----   -----
       Total federal income tax
        expense (benefit)                       85      21      236     (90)
      Foreign                                    5       2       12      10
      State                                      4       3        9       8
                                             -----   -----    -----   -----
       Total income tax expense
        (benefit) on income (loss) from
         continuing operations before
         cumulative effect of accounting
         change                              $  94   $  26    $ 257   $ (72)
                                             =====   =====    =====   =====



Note 5 - Commitments, Contingencies and Guarantees
--------------------------------------------------

Commitments - We have long-term commitments to fund venture capital investments through one of our subsidiaries, St. Paul Venture Capital VI, LLC, as well as through new and existing partnerships and certain other venture capital entities. During the first nine months of 2003, payments made in the ordinary course of funding these venture capital investments reduced our total future estimated obligations by $92 million from year-end 2002. For further information regarding these and other commitments, refer to Note 17 on pages 82 to 84 of our 2002 Annual Report to Shareholders.

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

Although the ultimate outcome of these matters is not presently determinable, it is possible that the resolution of one or more matters may be material to our results of operations in the period during which such resolution occurs. However, we do not believe that the total amounts that we and our subsidiaries may ultimately have to pay in all of these lawsuits will have a material effect on our liquidity or overall financial position.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 5 - Commitments, Contingencies and Guarantees (continued)
-------------------------------------------------------------

Note 17 on page 83 of our 2002 Annual Report to Shareholders includes a summary of certain litigation matters with contingencies, including the following matters for which there were additional developments in 2003.

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

  In the first quarter of 2003, we made a payment of $747 million, (which included $7 million interest), related to the Western MacArthur settlement agreement. This amount, along with $60 million of an initial $235 million payment made in the second quarter of 2002, is being held in escrow pending final bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the "Plan"). At least $60 million from the initial payment and the $747 million paid in 2003 would be returned to us if the Plan is not approved by the bankruptcy court. Accordingly, as of September 30, 2003, these payments remain recorded in the amounts of $807 million in both "Other Assets" and "Other Liabilities" pending approval of the Plan.

  Purported Class Action Shareholder Suit - In the fourth quarter of 2002, several purported class action lawsuits were filed against our chief executive officer, our chief financial officer, and us. In the first quarter of 2003, the lawsuits were consolidated into a single action, which makes various allegations relating to the adequacy of our previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seeks unspecified damages and other relief. We view this action as without merit and are contesting it vigorously.

  Boson v. Union Carbide Corp., et al; and Abernathy v. Ace American Ins. Co., et al - In 2003, lawsuits have been filed in Texas and Ohio against certain of our subsidiaries, and other insurers and non-insurer corporate defendants, asserting liability for failing to warn of the dangers of asbestos. It is difficult to predict the outcome for financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted. We believe, however, that the cases are without merit and we intend to contest them vigorously. In this regard, we filed special exceptions in all of the Texas cases. In October 2003, a court ruled on the special exceptions in 11 of those cases, dismissing the cases with prejudice. We view this as a significant ruling in our favor. The special exceptions in the remaining 51 cases have not yet been ruled upon.

  World Trade Center Litigation - In 2002, we and certain other insurers obtained a summary judgment ruling that the World Trade Center ("WTC") property loss on September 11, 2001 was a single occurence. Certain insureds, including the WTC's leaseholder, appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In September 2003, the U.S Circuit Court of Appeals for the Second Circuit of New York ruled that under terms of the policy form we used to underwrite property coverage for the WTC, the terrorist attack constituted one occurrence.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 5 - Commitments, Contingencies and Guarantees (continued)
-------------------------------------------------------------

Platinum Underwriters Holdings, Ltd. See Note 2 in our Annual Report to Shareholders for a more detailed description of the Platinum transfer. During the first nine months of 2003, guarantee expirations, reductions in outstanding obligations, the effects of foreign exchange rates, and the adoption of FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"), resulted in a $37 million decrease in potential obligations for guarantees that were disclosed as of December 31, 2002. For a full description of the nature and amount of these guarantees and indemnifications, refer to Note 17 on pages 82 to 84 of our 2002 Annual Report to Shareholders.

In the third quarter of 2003, we sold our subsidiary Botswana Insurance Company Ltd. for total proceeds of $11 million, and recorded a pretax loss of less than $1 million. As part of the sale agreement, we agreed to provide certain indemnifications to the third party purchaser. While the agreement included an unlimited indemnification provision in connection with tax liabilities arising prior to the transfer of ownership, with survival until the applicable statutes of limitation expire, we estimate that the fair value of this guarantee is not material to our consolidated financial statements.


Note 6 - Debt
-------------

Debt consisted of the following at September 30, 2003 and December 31, 2002:


                                         September 30, 2003   December 31, 2002
                                         ------------------   -----------------
     (in millions)                          Book      Fair      Book      Fair
      -----------                          Value     Value     Value     Value
                                           -----     -----     -----     -----
  Debt:
  ----
     5.75% senior notes                   $  499    $  538    $  499    $  515
     Medium-term notes                       470       510       523       559
     5.25% senior notes                      443       467       443       461
     Nuveen notes payable                    302       302        55        55
     7.875% senior notes                     249       272       249       274
     8.125% senior notes                     249       309       249       280
     Commercial paper                        140       140       379       379
     Zero coupon convertible notes           111       113       107       110
     7.125% senior notes                      80        87        80        87
     Variable rate borrowings                 64        64        64        64
                                           -----     -----     -----     -----
        Subtotal-debt                      2,607     2,802     2,648     2,784
                                           -----     -----     -----     -----
  Mandatorily redeemable preferred
   securities:
  -------------------------------
     7.6% securities                         575       612         -         -
     7.625% securities                       121       120         -         -
     8.47% securities                         78        82         -         -
     8.312% securities                        70        75         -         -
     8.5% securities                          53        58         -         -
                                           -----     -----     -----     -----
        Subtotal-redeemable preferred
         securities                          897       947         -         -
                                           -----     -----     -----     -----
        Fair value of interest
         rate swap agreements                 69        69        65        65
                                           -----     -----     -----     -----
        Total debt reported
         on balance sheet                 $3,573    $3,818    $2,713    $2,849
                                           =====     =====     =====     =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 6 - Debt (continued)
------------------------

As described in more detail in Note 1 of this report, in the third quarter of 2003, we adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." As a result, the "Company-obligated mandatorily preferred securities of trusts holding solely subordinated debentures of the company" ("Mandatorily redeemable preferred securities" in the foregoing table) previously reported separately on our consolidated balance sheet between liabilities and shareholders' equity are now included in liabilities as a component of debt. These securities were issued by five separate trusts and are subject to mandatory redemption on dates ranging from 2027 to 2050, but can be redeemed earlier in accordance with conditions that vary among the five trusts. For a complete description of these mandatorily redeemable preferred securities, refer to Note 13 on pages 76 through 78 in our 2002 Annual Report to Shareholders. In accordance with provisions of SFAS No. 150, prior periods were not restated to conform with the 2003 classification of these securities as liabilities. Accordingly, our consolidated balance sheet for the year ended December 31, 2002, presents these securities as a separate line between liabilities and shareholders' equity.

In September 2003, Nuveen Investments issued $300 million of 4.22% notes in a private placement. The notes mature in 2008. A portion of the proceeds was used to refinance existing debt and repay a $105 million loan from The St. Paul. The remainder will be used for Nuveen Investments' general corporate purposes. The $302 million carrying value of Nuveen Investments' newly-issued debt in the foregoing table includes the unamortized gain from the cancellation of prior interest rate swap transactions entered into in anticipation of the private placement, as well as unamortized private placement debt issue costs.

At September 30, 2003, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps, all of which qualified for hedge accounting, totaled $880 million. Their aggregate fair value at September 30, 2003, was recorded as an asset of $69 million, with the same amount included in the carrying value of our debt.


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

After the revisions to our segment structure described above, our reportable segments in our property-liability operations consisted of the following:

The Specialty Commercial segment includes our combined Surety & Construction operation, our ongoing International & Lloyd's operations, and the following nine specialty business centers that in total comprise the "Specialty" component of this segment:
Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Excess & Surplus Lines, Specialty Programs and Oil & Gas. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual obligations. The Construction business center offers a variety of products and services, including traditional insurance and risk management solutions, to a broad range of contractors and parties responsible for construction projects. Our ongoing International operations consist of our specialty underwriting operations in the United Kingdom, Canada (other than Surety) and the Republic of Ireland, and the international exposures of most U.S. underwriting business. At Lloyd's, our ongoing operations are comprised of the following types of insurance coverage we underwrite mostly through a single wholly-owned syndicate:
Aviation, Marine, Global Property and Personal Lines.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

The Other segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd's, including our participation in the insuring of the Lloyd's Central Fund; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). That prior year business includes the majority of our environmental and asbestos liability exposures. Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures. As described in more detail on page 24 of our 2002 Annual Report to Shareholders, in November 2002 we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                                 Three Months      Nine Months
                                                    Ended             Ended
                                                 September 30      September 30
                                                -------------     -------------
  (in millions)                                  2003    2002      2003    2002
   -----------                                  -----   -----     -----   -----
   Revenues from Continuing Operations:
   Underwriting:
    Ongoing Operations:
     Specialty Commercial:
       Specialty                               $  609  $  462    $1,662  $1,329
       Surety and Construction                    323     285       947     851
       International and Lloyd's                  270     229       816     585
                                                -----   -----     -----   -----
         Total Specialty Commercial             1,202     976     3,425   2,765
     Commercial Lines                             523     421     1,461   1,271
                                                -----   -----     -----   -----
         Total Ongoing
          Insurance Operations                  1,725   1,397     4,886   4,036
                                                -----   -----     -----   -----
    Runoff Operations:
     Other:
       Health Care                                 20     143        63     443
       Reinsurance                                 46     303       219     985
       Other Runoff                                17      94        69     387
                                                -----   -----     -----   -----
         Total Other                               83     540       351   1,815
                                                -----   -----     -----   -----
         Total Underwriting                     1,808   1,937     5,237   5,851
                                                -----   -----     -----   -----
     Investment operations:
        Net investment income                     279     300       833     873
        Realized investment
         gains (losses)                             5     (74)       43    (151)
                                                -----   -----     -----   -----
          Total investment operations             284     226       876     722
                                                -----   -----     -----   -----
     Other                                         37      30        98      94
                                                -----   -----     -----   -----
         Total property-
          liability insurance                   2,129   2,193     6,211   6,667
                                                -----   -----     -----   -----

   Asset management                               121     102       329     286
                                                -----   -----     -----   -----
          Total reportable segments             2,250   2,295     6,540   6,953

   Parent company and other
     operations                                    (4)      2        (9)     22
                                                -----   -----     -----   -----
          Total revenues                       $2,246  $2,297    $6,531  $6,975
                                                =====   =====     =====   =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

                                                 Three Months      Nine Months
                                                    Ended             Ended
                                                 September 30      September 30
                                                -------------     -------------
  (in millions)                                  2003    2002      2003    2002
   -----------                                  -----   -----     -----   -----
   Income (Loss) from Continuing
    Operations Before Income Taxes and
    Cumulative Effect of Accounting Change:
   Underwriting result:
    Ongoing Operations:
     Specialty Commercial:
       Specialty                               $  107  $   60    $  248  $  121
       Surety and Construction                    (40)    (38)     (113)    (32)
       International and Lloyd's                   12      34        74      34
                                                -----   -----     -----   -----
         Total Specialty Commercial                79      56       209     123
     Commercial Lines                              58      41       132      84
                                                -----   -----     -----   -----
         Total Ongoing
          Insurance Operations                    137      97       341     207
                                                -----   -----     -----   -----
    Runoff Operations:
     Other:
       Health Care                                 (4)    (71)      (37)   (164)
       Reinsurance                                 (1)    (25)        2     (14)
       Other Runoff                               (60)    (96)     (178)   (726)
                                                -----   -----     -----   -----
         Total Other                              (65)   (192)     (213)   (904)
                                                -----   -----     -----   -----
         Total Underwriting result                 72     (95)      128    (697)

     Investment operations:
        Net investment income                     279     300       833     873
        Realized investment
         gains (losses)                             5     (74)       43    (151)
                                                -----   -----     -----   -----
          Total investment operations             284     226       876     722
                                                -----   -----     -----   -----
     Other                                         (9)    (18)      (61)    (55)
                                                -----   -----     -----   -----
         Total property-
          liability insurance                     347     113       943     (30)
                                                -----   -----     -----   -----

   Asset management:
      Pretax income, before minority interest      61      53       170     152
      Minority interest                           (12)    (11)      (35)    (33)
                                                -----   -----     -----   -----
          Total asset management                   49      42       135     119
                                                -----   -----     -----   -----
          Total reportable segments               396     155     1,078      89
   Parent company and other
     operations                                   (65)    (60)     (188)   (162)
                                                -----   -----     -----   -----
          Total income (loss) from
           continuing operations before
           income taxes and cumulative
           effect of accounting change         $  331  $   95    $  890  $  (73)
                                                =====   =====     =====   =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 7 - Segment Information (continued)
---------------------------------------

Elimination of Reporting Lag - Lloyd's
--------------------------------------
In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd's to coincide with the timing of reporting for all of our other international operations. As a result, our consolidated results in the first nine months of 2003 included the results of those operations for the fourth quarter of 2002 and the first nine months of 2003, whereas our results for the nine months ended September 30, 2002, included the results of those operations for the fourth quarter of 2001 and the first six months of 2002. The year-to-date incremental impact on our property-liability operations of eliminating the reporting lag, consisting of the results of these operations for the quarter ended September 30, 2003, was as follows.


       (in millions)
        -----------                  Specialty
                                    Commercial     Other     Total
                                    ----------    ------    ------

       Net written premiums              $  83     $   5     $  88
       Decrease in unearned premiums       (20)        -       (20)
                                         -----     -----     -----
        Net earned premiums                 63         5        68
       Incurred losses and
        underwriting expenses               69        23        92
                                         -----     -----     -----
        Underwriting result                 (6)      (18)      (24)
       Net investment income                 2         2         4
       Other income                          6         -         6
                                         -----     -----     -----
          Total pretax income (loss)     $   2     $ (16)    $ (14)
                                         =====     =====     =====

Reclassification of Lloyd's Commission Expenses
-----------------------------------------------
In the first quarter of 2003, we reclassified certain commission expenses related to our operations at Lloyd's. In prior years, we determined commission expense based on premiums reported by the Lloyd's market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not available from the Lloyd's market. That information is now available for current and prior periods, and in the first quarter of 2003, we began recording actual commission expense for our Lloyd's business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in the first quarter of 2003. There was no impact to net income or shareholders' equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense in equal and offsetting amounts. For the third quarter and first nine months of 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $22 million and $61 million, respectively, compared with what would have been recorded under our prior method of estimation.
In addition, net written premiums increased by $13 million and $92 million for the third quarter and first nine months of 2003, respectively (a portion of which was due to the elimination of the one-quarter reporting lag). For the third quarter and first nine months of 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $9 million and $69 million, respectively, and an increase to net written premiums of $8 million and $74 million, respectively.


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

The effects of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses were as follows:

                                      Three  Months        Nine Months
                                          Ended               Ended
                                       September 30        September 30
                                      -------------       -------------
 (in millions)                        2003     2002       2003     2002
  -----------                         ----     ----       ----     ----
  Premiums written
     Direct                         $2,150   $1,883     $6,189   $5,629
     Assumed                           314      432      1,312    1,782
     Ceded                            (516)    (493)    (1,782)  (1,628)
                                     -----    -----      -----    -----
        Net premiums written        $1,948   $1,822     $5,719   $5,783
                                     =====    =====      =====    =====
  Premiums earned
     Direct                         $2,050   $1,942     $5,882   $5,626
     Assumed                           344      487      1,246    1,752
     Ceded                            (586)    (492)    (1,891)  (1,527)
                                     -----    -----      -----    -----
        Net premiums earned         $1,808   $1,937     $5,237   $5,851
                                     =====    =====      =====    =====
  Insurance losses and loss
   adjustment expenses
     Direct                         $1,379   $1,420     $3,899   $5,136
     Assumed                           243      288        870    1,064
     Ceded                            (402)    (214)    (1,221)  (1,327)
                                     -----    -----      -----    -----
         Net insurance losses
          and loss adjustment
          expenses                  $1,220   $1,494     $3,548   $4,873
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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 8 - Reinsurance (continued)
-------------------------------

As noted above, the transfer of reserves to Platinum at the inception of the quota share reinsurance agreements was based on the September 30, 2002, balances. In March 2003, we transferred to Platinum $137 million of additional insurance reserves, consisting of $72 million in unearned premiums (net of ceding commissions) and $65 million in existing reserves for losses and loss adjustment expenses. We also transferred cash and other assets having a value equal to the additional insurance reserves transferred. This transfer of additional assets and liabilities reflected business activity between September 30, 2002, and the November 2, 2002, inception date of the quota share reinsurance agreements, and our estimate of amounts due under the adjustment provisions of the quota share reinsurance agreements. Our insurance reserves at December 31, 2002, included our estimate, at that time, of amounts due to Platinum under the quota share reinsurance agreements, which totaled $54 million. The $83 million increase in our estimate of amounts due to Platinum under the quota share reinsurance agreements resulted in a pretax underwriting loss of $6 million in the first quarter of 2003. During the second quarter of 2003, we reached final agreement with Platinum regarding the adjustment provisions of the quota share reinsurance agreements and no further adjustments to the transferred assets and liabilities will occur.

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

The following presents a rollforward of activity related to this accrual:

  (in millions)
   -----------   Original     Reserve                           Reserve at
  Charges to      Pre-tax  at Dec. 31,                        September 30,
  earnings:        Charge        2002   Payments  Adjustments         2003
                 --------  ----------   --------  -----------   ----------
  Employee-
    related         $  46      $   14     $   (2)      $    -       $   12
  Occupancy-
    related             9           8         (2)           -            6
  Equipment
    charges             4         N/A        N/A          N/A          N/A
  Legal costs           3           -          -            -            -
                    -----       -----      -----        -----        -----
       Total        $  62      $   22     $   (4)      $    -       $   18
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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 9 - Restructuring Charges (continued)
-----------------------------------------

The following presents a rollforward of activity related to these lease commitments:

(in millions)
 -----------     Original     Reserve                           Reserve at
                  Pre-tax  at Dec. 31,                        September 30,
                   Charge        2002   Payments  Adjustments         2003
                 --------  ----------   --------  -----------   ----------
  Lease
  commitments
  charged to
  earnings:         $  91      $  24       $  (7)           -        $  17
                    =====      =====       =====        =====        =====


Note 10 - Goodwill and Other Intangible Assets
----------------------------------------------

In the first quarter of 2002, we implemented the provisions of
SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired
goodwill and other intangible assets.   As a result of
implementing the provisions of this statement, we did not record any goodwill expense in 2002 or 2003. Amortization expense associated with intangible assets totaled $7 million and $20 million for the three months and nine months ended September 30, 2003, respectively, compared with $5 million and $14 million, in the respective 2002 periods.

The following presents a summary of our acquired intangible assets.

                                   As of September 30, 2003
    (in millions)        -------------------------------------------
     -----------            Gross                   Foreign
   Amortizable           Carrying    Accumulated   Exchange      Net
   intangible assets:      Amount   Amortization    Effects   Amount
                         --------   ------------   --------   ------

     Present value
      of future profits     $  70         $  (24)     $   4   $   50
     Customer
      relationships            67             (8)         -       59
     Renewal rights            43            (13)         -       30
     Internal use software      2             (1)         -        1
                            -----          -----       ----     ----
          Total            $  182         $  (46)     $   4   $  140
                            =====          =====       ====     ====


At September 30, 2003, we estimated our amortization expense for the next five years to be as follows: $24 million in 2004, $20 million in 2005, $16 million in 2006, $13 million in 2007, and $11 million in 2008.

The changes in the carrying value of goodwill on our balance sheet were as follows.

    (in millions)
     -----------
                            Balance at                          Balance at
   Goodwill by                 Dec. 31,  Goodwill  Impairment September 30,
     Segment                      2002   Acquired      Losses         2003
   -----------                --------   --------   ---------    ---------
   Specialty Commercial          $  80      $   2       $   -        $  82
   Commercial Lines                 33          -           -           33
   Asset Management                752         29           -          781
   Property-Liability
    Investment Operations            9          1           -           10
                                 -----      -----       -----        -----
         Total                   $ 874      $  32       $   -        $ 906
                                 =====      =====       =====        =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 10 - Goodwill and Other Intangible Assets (continued)
---------------------------------------------------------

The increase in goodwill in our Specialty Commercial segment was due to the effects of foreign exchange rates applied to existing goodwill balances. The increase in goodwill in our Asset Management segment was a result of Nuveen Investments' purchase of shares from minority shareholders, as well as additional payments of $12 million for contingent consideration related to a prior period acquisition. The increase to goodwill in our Property-Liability Investment Operations segment was due to the adoption of FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and the resultant consolidation of certain venture capital operations. See Note 14 in this report for a description of the adoption of FIN 46.

In the second quarter of 2003, we performed our annual evaluation for impairment of recorded goodwill in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. For further information regarding our accounting for goodwill and intangible assets, refer to Note 1 in this report.

Note 11 - Purchase of Renewal Rights
------------------------------------

In May 2003, we purchased the right to seek renewal of several lines of insurance business previously underwritten by Kemper Insurance Companies. The initial payment for this right was recorded as an intangible asset (characterized as renewal rights) and will be amortized on an accelerated basis over four years. The portfolio of business involved in this transaction includes the following lines: technology, small commercial, middle market commercial, inland and ocean marine, and architects' and engineers' professional liability. We did not assume any past liabilities with this purchase; however, we may be obligated to make an additional payment in June 2004 based on the amount of premium volume we ultimately renew during the twelve months subsequent to this purchase. We believe it is unlikely that any additional payment would exceed $30 million. Our consolidated gross written premiums for the third quarter and nine months ended September 30, 2003 included approximately $165 million and $199 million, respectively, attributable to business underwritten as a result of this purchase of renewal rights, the majority of which were included in our Commercial Lines segment.


Note 12 - Discontinued Operations
---------------------------------

Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999, closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were
incurred.   In the first nine months of 2003 and 2002, we
recorded pretax losses of $3 and $12 million, respectively, in discontinued operations, related to claims in respect of pre-sale losses.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 13 - Derivative Financial Instruments
------------------------------------------

We have the following derivative instruments, which have been designated into one of three categories based on their intended use:

Fair Value Hedges: We have several pay-floating, receive-fixed interest rate swaps, with notional amounts totaling $880 million (including $150 million at Nuveen Investments, as described below). They are designated as fair value hedges for a portion of our medium-term and senior notes, as they were entered into for the purpose of managing the effect of interest rate fluctuations on this debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The balance sheet impact related to the movements in interest rates for the nine months ended September 30, 2003, and September 30, 2002, was a $4 million increase and a $42 million increase, respectively, in the fair value of the swaps and the related debt on the balance sheet. The impacts within the statement of operations are offsetting.

During the quarter ended September 30, 2003, Nuveen Investments entered into a series of interest rate swap transactions with notional amounts totaling $150 million. All of the interest rate swap transactions were designated as fair value hedges as they mitigated the changes in fair value of the hedged portion of the $300 million of debt Nuveen Investments issued in September 2003 in a private placement (one-half of the total firm commitment of $300 million). Prior to the close of the private placement debt, the swap transactions were terminated. The cancellation of these interest rate swap transactions resulted in a total gain to the Company of $3 million. In accordance with generally accepted accounting principles, this gain is being amortized over the term of the private placement debt.

Cash Flow Hedges: We have entered into forward foreign currency contracts that are designated as cash flow hedges. They are utilized to reduce our exposure to foreign exchange rate fluctuations that may impact our expected foreign currency payments, or the settlement of our foreign currency payables and receivables. In the nine months ended September 30, 2003, we recognized a less than $1 million gain on the cash flow hedges, which is included in "Other Comprehensive Income." The comparable amount for the nine months ended September 30, 2002, was a $1 million gain. The amounts included in Other Comprehensive Income will be realized in earnings concurrent with the timing of the hedged cash flows. We anticipate that a $1 million loss will be reclassified into earnings within the next twelve months. In the nine months ended September 30, 2003, and September 30, 2002, the ineffective portion of the hedge resulted in a gain of less than $1 million in both periods.

During the quarter ended September 30, 2003, in anticipation of its private placement debt issuance, Nuveen Investments entered into two treasury rate lock transactions with an aggregate notional amount of $100 million. These treasury rate locks were designated as cash-flow hedges. The treasury rate locks were settled for approximately $2 million. We deferred this loss in "Other Comprehensive Income" as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive income will be reclassified to earnings commensurate with the recognition of the interest expense on the newly issued debt.

Non-Hedge Derivatives: We have entered into a variety of other financial instruments that are considered to be derivatives, but which are not designated as hedges. Included in investments are stock purchase warrants of Platinum Underwriters Holdings, Ltd., received as partial consideration from the sale of our reinsurance business in 2002, stock warrants in our venture capital business, and foreign currency forwards. We recorded $14 million and $2 million of income in continuing operations for the nine months ended September 30, 2003, and September 30, 2002, respectively, relating to the change in the market value of these derivatives during the period. We also recorded a $21 million loss in discontinued operations for the nine months ended September 30, 2002, relating to non-hedge derivatives associated with the sale of our life business.

       THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 14 - Variable Interest Entities
------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all "variable interest entities" ("VIE") by the "primary beneficiary," as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. Accordingly, we began applying the consolidation requirements for these new VIEs in the first quarter of 2003. For VIEs created before January 31, 2003, FIN 46 was originally effective for reporting periods beginning after June 15, 2003, which for us is the quarter ended September 30, 2003. However, on October 9, 2003 the FASB issued FASB Staff Position ("FSP") FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which deferred the effective date until the first interim or annual period ending after December 15, 2003, but permitted early and partial adoption.

As a result of our partial adoption of FIN 46, we consolidated twelve entities (summarized below) that we had not previously consolidated. As a result, we recorded a loss of $21 million (net of a deferred tax benefit of $3 million) on our consolidated statements of operations in the third quarter of 2003, classified as a "cumulative effect of accounting change" and representing the cumulative impact of FIN 46 on periods prior to the July 1, 2003 date of adoption. The entities consolidated were as follows.

    - Investment - We hold an investment in an insurance company that provides insurance coverage to markets in Baltimore and Washington D.C. Our investment includes a substantial majority of the company's convertible preferred stock, but none of its voting common stock. As a result of our economic interest in the entity, we have the majority exposure to variability through our preferred stock ownership and a loan to the company, both of which are considered variable interests as defined in FIN 46. Accordingly, we began consolidating this entity in the third quarter. The carrying value of this investment is approximately $3 million.

    - Municipal Trusts - We own interests in various municipal trusts that were formed for the purpose of allowing us to more flexibly generate investment income in a manner consistent with our investment objectives and tax position. As of September 30, 2003, there were 36 such trusts, which held a combined total of $450 million in municipal securities, of which eight had not been included in our consolidated financial statements prior to our adoption of FIN 46 because we did not hold majority ownership in them. However, we do have the majority exposure to variability for these trusts. Therefore, we began consolidating these eight trusts in the third quarter of 2003.

    - Venture Capital Entities - In our venture capital investment portfolio, we have numerous investments in small- to medium-sized companies, in which we have variable interests through stock ownership and, in some cases, loans. All of these investments are held for the purpose of generating investment returns, and the companies in which we invest span a variety of business sectors, including technology, telecommunications and healthcare. As a result of our review of this portfolio, we identified three entities that were required to be consolidated under the provisions of FIN 46.

The consolidation of the foregoing entities had the net impact of increasing (decreasing) the balance sheet and statement of operations' captions by the amounts indicated in the following table.

                                        Municipal   Venture
   (in millions)            Investment     Trusts   Capital   Total
    -----------             ----------  ---------   -------   -----

   Assets                         $(14)     $  84     $  (1)  $  69
   Liabilities                       3         84         3      90
                                  ----       ----      ----    ----
   Cumulative effect of
    accounting change             $(17)     $   -     $  (4)  $ (21)
                                  ====       ====      ====    ====

   Other revenue                  $  -      $   1     $   1   $   2
   Operating and
    administrative expenses       $  -      $   1     $   1   $   2

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note 14 - Variable Interest Entities (continued)
-----------------------------------------------


In addition to the foregoing entities that were consolidated pursuant to FIN 46, we also hold significant interests in other variable interest entities for which we are not considered to be the primary beneficiary. FIN 46 requires that information about these entities be disclosed, as follows.

    - We have a significant variable interest in two real estate entities, but we are not considered to be the primary beneficiary. The total carrying value of these entities was approximately $57 million as of September 30, 2003, which also represents our maximum exposure to loss. The purpose of our involvement in these entities is to generate investment returns.

Our partial adoption of FIN 46 specifically excluded the following items.

    - Mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company ("Preferred Securities") - These securities have a carrying value of $897 million and are currently reported in the liability section of our Consolidated Balance Sheet, as newly required under SFAS 150 (see further discussion regarding the adoption of SFAS 150 in Note 1 of this report). These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors and are currently included in our consolidated financial statements. We are currently evaluating the implications of FIN 46 with regard to these trusts.

    - Lloyd's Syndicates - We participate in various Lloyd's syndicates at varying levels. These syndicates are essentially markets where insureds can obtain coverage for a variety of risks. We continue to evaluate the implications of FIN 46 with respect to these syndicates.


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

In the third quarter of 2003, the dollar amount of newly reported claims totaled $108 million, approximately 10% higher than we anticipated in our original estimate of the required level of reserves at year-end 2002. However, through the first nine months of 2003, the dollar amount of newly reported claims was approximately 7% lower than we anticipated due to the positive variance in the first quarter. Loss development on known claims during the third quarter of 2003 was worse than anticipated. Our actual redundancy ratio continued to improve in the third quarter of 2003; however, since newly reported claims and loss development on known claims again did not improve as much as we expected in the third quarter, the required reserve redundancy has increased from the previously estimated range of 35% to 40% to approximately 45%.

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. While the results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of September 30, 2003, there is a reasonable possibility that we may incur additional unfavorable prior year loss development if these indicators significantly change from our current expectations. If these indicators deteriorate, we believe that a reasonable estimate of an additional loss provision could amount to up to $250 million. However, our analysis as of this point in time continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.

As noted above, development on known claims is a key metric in our evaluation of our Health Care reserves. While we have experienced adverse development on known claims at year-end 2002, the magnitude of that development has declined throughout 2003. If, however, we experience further adverse reserve development on those claims, and such development is not offset by a favorable change in our estimate of newly reported claims, and we further conclude that an increase in the required redundancy ratio to a level above 45% is necessary, we may determine that additional reserving actions are necessary.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements, Continued


Note  16 - Related Party Transaction - Platinum Underwriters Holdings, Ltd.
--------------------------------------------------------------------------

Under the quota share reinsurance agreements with Platinum described in more detail in Note 8 of this report, we ceded the following amounts to Platinum in the first nine months of 2003.


       (in millions)
        -----------

       Net written premiums                          $  347
       Decrease in unearned premiums                    (74)
                                                       ----
       Net earned premiums                              421
       Incurred losses and loss
        adjustment expenses                             209
       Underwriting expenses                            105
                                                       ----
             Net ceded result                        $  107
                                                       ====

The following Platinum-related balances were included in our consolidated balance sheet at September 30, 2003.

    (in millions)
     -----------

     Assets:
       Reinsurance recoverable-paid losses             $ 30
       Reinsurance recoverable-unpaid losses           $435
       Ceded unearned premiums                         $ 84

     Liabilities:
       Funds held for reinsurers                       $ 17
       Ceded premiums payable                          $164


Note 17 - Surety Claim and Exposure
-----------------------------------

In 2003, we recorded an $89 million pretax loss provision (net of reinsurance) in our Surety underwriting operation related to one of our accounts that was in bankruptcy and unable to perform its bonded obligations. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the account. Following that approval, we received claim notices with respect to approximately $120 million of bonds securing certain workers' compensation and retiree health benefit obligations of the account. The $89 million net pretax loss provision recorded in 2003 represented our estimated loss in this matter.

We have provided surety bond coverage to a construction contractor that failed to make payments under certain of its debt obligations during the third quarter of 2003. The contractor has developed a plan to restructure its operations and financing, and is negotiating revisions to its credit arrangements. In the third quarter of 2003, following our detailed review of this plan, we made collateralized advances to the contractor. Based on information available to us, we believe that the contractor will be able to complete projects as contemplated by its plan.
As part of the plan, we may issue bonds for new projects undertaken by the contractor, subject to our underwriting criteria. We expect our advances to be fully repaid by cash flow from the contractor's operations, planned asset sales, reinsurance recoveries and, if necessary, recovery on collateral. Accordingly, we do not expect to incur a significant loss with respect to this account. However, in the unlikely event that the contractor fails to complete all of its current projects, we estimate that our aggregate loss, net of estimated collateral, reinsurance recoveries and participation by co-sureties (one of which has experienced ratings downgrades and is in runoff), would not exceed $80 million, on an after-tax basis assuming a 35% statutory tax rate.


Note 18 - Subsequent Event
--------------------------

In October 2003, we sold our subsidiary, Octagon Risk Services,
Inc., a claim management and consulting services company, for proceeds of approximately $30 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES


    Forward-Looking Statement Disclosure and Certain Risks
    ------------------------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" or "estimates," or variations of such words, and similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning:

  - market and other conditions and their effect on future premiums, pricing, revenues, earnings, cash flow and investment income;
  - price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years;
  - statements concerning the anticipated bankruptcy court approval of the Western MacArthur asbestos litigation settlement;
  - statements concerning our expectations in our Health Care operation as we settle claims in a runoff environment;
  - statements concerning claims made on surety bonds and the amounts we may ultimately pay with respect to these claims; and
  - statements concerning our estimated maximum exposure in respect of a contract surety customer.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

    -----------------------------------------------------------------

  - the risk that our investment portfolio suffers reduced returns or investment losses, which could reduce our profitability;
  - the effect of financial market and interest rate conditions on pension plan assumptions, asset valuations and contribution levels;
  - the impact of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements;
  - risks related to the business underwritten on our policy forms on behalf of Platinum Underwriters Holdings, Ltd. ("Platinum") and fully reinsured to Platinum pursuant to the quota share reinsurance agreements entered into in connection with the transfer of our ongoing reinsurance operations to Platinum in 2002;
  -  loss of significant customers;
  - risks relating to the decision of the bankruptcy court with respect to the approval of the settlement of the Western MacArthur matter;
  - changes in our estimate of insurance industry losses resulting from the September 11, 2001 terrorist attack;
  - unfavorable developments in non-Western MacArthur related asbestos litigation (including claims that certain asbestos-related insurance policies are not subject to aggregate limits);
  - unfavorable developments in environmental litigation involving policy coverage and liability issues;
  - in the case of a large contract surety exposure, risks relating to the implementation of the customer's restructuring plan;
  - the effects of emerging claim and coverage issues on our business, including developments relating to issues such as mold conditions, construction defects and changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;
  - the growing trend of plaintiffs targeting property-liability insurers, including us, in purported class action litigation relating to claim-handling and other practices;
  - the risk that our subsidiaries may be unable to pay dividends to us in sufficient amounts to enable us to meet our obligations and pay future dividends;
  - the cyclicality of the property-liability insurance industry causing fluctuations in our results;
  - risks relating to our asset management business, including the risk of material reductions to assets under management from a significant rise in interest rates, declining equity markets or poor investment performance;
  - our dependence on the business provided to us by agents and brokers;
  -  our implementation of new strategies and initiatives;
  -  and various other matters.

Item 2.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations.
          -----------------------------------

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
                      September 30, 2003

The St. Paul Companies, Inc. ("The St. Paul") is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. We are a management company principally engaged, through our subsidiaries, in providing commercial property-liability insurance products and services. We also have a presence in the asset management industry through our 79% majority ownership of Nuveen Investments, Inc. As a management company, we oversee the operations of our subsidiaries and provide them with capital, management and administrative services. Based on total revenues in 2002, we ranked No. 207 on the Fortune 500 list of the largest companies in the United States. Our Internet website address is stpaul.com. We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Annual statements for our domestic insurance subsidiaries that were filed with state regulatory authorities in the last two years are also available through our website. Our website address is an inactive textual reference only and the contents of the website are not part of this report.

                    Consolidated Highlights
                    -----------------------

The following table summarizes our results for the three months and nine months ended September 30, 2003 and 2002.

                                               Three Months     Nine Months
                                                  Ended           Ended
                                               September 30     September 30
                                              -------------    -------------
     (in millions, except                     2003     2002    2003     2002
       per-share amounts)                     ----     ----    ----     ----
       -----------------
  Pretax income (loss) before cumulative
   effect of accounting change:
       Property-liability insurance:
        Underwrit ing result                 $  72    $ (95)  $ 128    $(697)
        Net investment income                  279      300     833      873
        Realized investment gains (losses)       5      (74)     43     (151)
        Other expenses                          (9)     (18)    (61)     (55)
                                              ----     ----    ----     ----
          Total property-
           liability insurance                 347      113     943      (30)
       Asset management                         49       42     135      119
       Parent and other operations             (65)     (60)   (188)    (162)
                                              ----     ----    ----     ----
          Income (loss) from
           continuing operations before
            income taxes and cumulative
            effect of accounting change        331       95     890      (73)
       Income tax expense (benefit)             94       26     257      (72)
                                              ----     ----    ----     ----
          Income (loss) from
           continuing operations before
           cumulative effect of accounting
           change                              237       69     633       (1)
       Cumulative effect of accounting
        change, net of taxes                   (21)       -     (21)      (6)
                                              ----     ----    ----     ----
           Income (loss) from
            continuing operations              216       69     612       (7)
       Discontinued operations,
        net of taxes                            (2)      (6)     (3)     (19)
                                              ----     ----    ----     ----
           Net income (loss)                 $ 214    $  63   $ 609    $ (26)
                                              ====     ====    ====     ====


           Net income (loss)
            per common share (basic)         $0.92   $ 0.27   $2.62   $(0.18)
                                              ====     ====    ====     ====
           Net income (loss)
            per common share (diluted)       $0.88   $ 0.27   $2.51   $(0.18)
                                              ====     ====    ====     ====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Consolidated Results
--------------------
Our pretax income from continuing operations of $331 million in the third quarter of 2003 (before the cumulative effect of accounting change) was significantly better than comparable pretax income of $95 million in the same period of 2002, driven by strong improvement in underwriting results and the realization of net investment gains versus realized net investment losses in the prior period. Through the first nine months of 2003, our pretax income from continuing operations totaled $890 million (before the cumulative effect of accounting change), compared with a pretax loss of $73 million in the same 2002 period that included a $585 million pretax loss provision related to a settlement agreement with respect to certain asbestos litigation (described in more detail on pages 42 and 43 of this report). Excluding the impact of that $585 million loss provision in 2002, our year-to-date 2003 pretax income was over $370 million higher than the adjusted 2002 income of $512 million, reflecting strong improvement in underwriting profitability in our two ongoing underwriting segments - Specialty Commercial and Commercial Lines
- and a $181 million increase in realized investment gains. Our asset management subsidiary, Nuveen Investments, Inc., also contributed to the improvement in our third-quarter and year-to-date results in 2003. In our "Parent and other operations," pretax losses in the first nine months of 2003 exceeded those in the same periods of 2002 primarily due to an increase in realized investment losses and a decline in investment income.

Presentation of Certain Information Based on Statutory
Accounting Principles
------------------------------------------------------
Our U.S. property-liability insurance operations comprise the majority of our operations. These operations are required under applicable state insurance legislation and regulations to publicly report information on the basis of Statutory Accounting Principles ("SAP"), including net written premiums, statutory loss and loss adjustment expense ratio, and statutory underwriting expense ratio information. We provide in this report selected SAP information for all of our property-liability underwriting operations, as well as certain GAAP information for such operations. The types of SAP information included herein are common measures of the performance of a property-liability insurer, and we believe the inclusion of such information will aid investors in comparing our results with those of our peers in the industry. In addition, management uses this SAP information to monitor our financial performance. Definitions of the statutory information included herein are included under "Definitions of Certain Statutory Accounting Terms" on page 66 of this report.

Elimination of Reporting Lag - Lloyd's
--------------------------------------
In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd's to coincide with the timing of reporting for all of our other international operations. As a result, our consolidated results in the first nine months of 2003 included the results of those operations for the fourth quarter of 2002 and the first nine months of 2003, whereas our results for the nine months ended September 30, 2002 included the results of those operations for the fourth quarter of 2001 and the first six months of 2002. The year-to-date incremental impact on our property-liability operations of eliminating the reporting lag, consisting of the results of these operations for the quarter ended September 30, 2003, was as follows.



       (in millions)
        -----------                  Specialty
                                    Commercial     Other     Total
                                    ----------    ------    ------

       Net written premiums              $  83     $   5     $  88
       Decrease in unearned premiums       (20)        -       (20)
                                         -----     -----     -----
        Net earned premiums                 63         5        68
       Incurred losses and
        underwriting expenses               69        23        92
                                         -----     -----     -----
        Underwriting result                 (6)      (18)      (24)
       Net investment income                 2         2         4
       Other income                          6         -         6
                                         -----     -----     -----
          Total pretax income (loss)     $   2     $ (16)    $ (14)
                                         =====     =====     =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Since the elimination of the one-quarter reporting lag in our Lloyd's operations makes the information for the first nine months of 2003 not comparable to the information for the same period of 2002, we have presented, in certain places herein, information adjusted to remove the effect of the elimination in this Management's Discussion and Analysis. We believe that investors will find it helpful to have this information, as well as information prepared in accordance with United States generally accepted accounting principles ("GAAP"), when reviewing our results for the first nine months of 2003. Such adjusted information is reconciled to the information reported in accordance with GAAP whenever it is presented.

Reclassification of Lloyd's Commission Expenses
-----------------------------------------------
In the first quarter of 2003, we reclassified certain commission expenses related to our operations at Lloyd's. In prior years, we determined commission expense based on premiums reported by the Lloyd's market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not available from the Lloyd's market. That information is now available for current and prior periods, and in the first quarter of 2003, we began recording actual commission expense for our Lloyd's business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in the first quarter of 2003. There was no impact to net income or shareholders' equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense in equal and offsetting amounts. For the third quarter and first nine months of 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $22 million and $61 million, respectively, compared with what would have been recorded under our prior method of estimation.
In addition, net written premiums increased by $13 million and $92 million for the third quarter and first nine months of 2003, respectively (a portion of which was due to the elimination of the one-quarter reporting lag). For the third quarter and first nine months of 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $9 million and $69 million, respectively, and an increase to net written premiums of $8 million and $74 million, respectively.


2003 Cumulative Effect of Accounting Change-Partial Adoption of FIN 46
----------------------------------------------------------------------
In January 2003, the Financial Accounting Standards Board
("FASB") issued FASB Interpretation No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"), which requires consolidation of all "variable interest entities" ("VIE") by the "primary beneficiary," as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. Accordingly, we began applying the consolidation requirements for these new VIEs in the first quarter of 2003. For VIEs created before January 31, 2003, FIN 46 was originally effective for reporting periods beginning after June 15, 2003, which for us is the quarter ended September 30, 2003. However, on October 9,
2003 the FASB issued FASB Staff Position ("FSP") FIN 46-6,
"Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which deferred the effective date until the first interim or annual period ending after December
15, 2003, but permitted early and partial adoption.

As a result of our partial adoption of FIN 46, we consolidated twelve entities (summarized below) that we had not previously consolidated. As a result, we recorded a loss of $21 million (net of a deferred tax benefit of $3 million) on our consolidated statements of operations in the third quarter of 2003, classified as a "cumulative effect of accounting change" and representing the cumulative impact of FIN 46 on periods prior to the July 1, 2003 date of adoption. The entities consolidated were as follows.

  - Investment - We hold an investment in an insurance company that provides insurance coverage to markets in Baltimore and Washington D.C. Our investment includes a substantial majority of the company's convertible preferred stock, but none of its voting common stock. As a result of our economic interest in the entity, we have the majority exposure to variability through our preferred stock ownership and a loan to the company, both of which are considered variable interests as defined in FIN 46. Accordingly, we began consolidating this entity in the third quarter. The carrying value of this investment is approximately $3 million.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

  - Municipal Trusts - We own interests in various municipal trusts that were formed for the purpose of allowing us to more flexibly generate investment income in a manner consistent with our investment objectives and tax position. As of September 30, 2003, there were 36 such trusts, which held a combined total of $450 million in municipal securities, of which eight had not been included in our consolidated financial statements prior to our adoption of FIN 46 because we did not hold majority ownership in them. However, we do have the majority exposure to variability for these trusts. Therefore, we began consolidating these eight trusts in the third quarter of 2003.

  - Venture Capital Entities - In our venture capital investment portfolio, we have numerous investments in small- to medium-sized companies, in which we have variable interests through stock ownership and, in some cases, loans. All of these investments are held for the purpose of generating investment returns, and the companies in which we invest span a variety of business sectors, including technology, telecommunications and healthcare. As a result of our review of this portfolio, we identified three entities that were required to be consolidated under the provisions of FIN 46.

The consolidation of the foregoing entities had the net impact of increasing (decreasing) the balance sheet and statement of operations' captions by the amounts indicated in the following table.

                                        Municipal   Venture
   (in millions)            Investment     Trusts   Capital   Total
    -----------             ----------  ---------   -------   -----

   Assets                         $(14)     $  84     $  (1)  $  69
   Liabilities                       3         84         3      90
                                  ----       ----      ----    ----
   Cumulative effect of
    accounting change             $(17)     $   -     $  (4)  $ (21)
                                  ====       ====      ====    ====

   Other revenue                  $  -      $   1     $   1   $   2
   Operating and
    administrative expenses       $  -      $   1     $   1   $   2


In addition to the foregoing entities that were consolidated pursuant to FIN 46, we also hold significant interests in other variable interest entities for which we are not considered to be the primary beneficiary. FIN 46 requires that information about these entities be disclosed, as follows.

  - We have a significant variable interest in two real estate entities, but we are not considered to be the primary beneficiary. The total carrying value of these entities was approximately $57 million as of September 30, 2003, which also represents our maximum exposure to loss. The purpose of our involvement in these entities is to generate investment returns.

Our partial adoption of FIN 46 specifically excluded the following items.

  - Mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company ("Preferred Securities") - These securities have a carrying value of $897 million and are currently reported in the liability section of our Consolidated Balance Sheet, as newly required under SFAS 150 (see further discussion regarding the adoption of SFAS 150 on page 38 of this report). These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors and are currently included in our consolidated financial statements. We are currently evaluating the implications of FIN 46 with regard to these trusts.

  - Lloyd's Syndicates - We participate in various Lloyd's syndicates at varying levels. These syndicates are essentially markets where insureds can obtain coverage for a variety of risks. We continue to evaluate the implications of FIN 46 with respect to these syndicates.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

2002 Cumulative Effect of Accounting Change - Adoption of SFAS No. 142
----------------------------------------------------------------------
In the first quarter of 2002, we began implementing the provisions of Statement of Financial Accounting Standards
("SFAS") No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also required that those assets meeting the criteria for classification as intangible with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. In the second quarter of 2002, we completed our initial evaluation for impairment of our recorded goodwill in accordance with provisions of SFAS No. 142.
That evaluation concluded that none of our goodwill was impaired.
In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our previously reported results for the first quarter of 2002, reducing net income for that period from the originally reported
$139 million, or $0.63 per common share (diluted) to $133 million, or $0.60 per common share (diluted).

In the second quarter of 2003, we peformed our annual evaluation for impairment of recorded goodwill in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired.

As a result of implementing the provisions of SFAS No. 142, we no longer amortize our goodwill assets. Amortization expense associated with intangible assets totaled $20 million in the first nine months of 2003, compared with $14 million in the same
2002 period.


Adoption of SFAS No. 150
------------------------
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which generally requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We adopted the provisions of SFAS 150 in the third quarter of 2003. Our only financial instruments that fell within the scope of SFAS No. 150 were the "Company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company" that had been classified as a separate line between liabilities and shareholders' equity on our consolidated balance sheet. These securities were issued by five separate trusts which are included in our consolidated financial statements. In accordance with SFAS No. 150, we have reclassified these securities to liabilities on our consolidated balance sheet in 2003, where they are included in our total debt outstanding. The carrying value of these securities in total is $897 million, representing the present value of the expected future payment of these obligations, discounting at the respective dividend distribution rates implicit at inception, which were equal to the contract rates, as prescribed by SFAS No. 150.


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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Purchase of Renewal Rights from Kemper Insurance Companies
----------------------------------------------------------
In May 2003, we purchased the right to seek renewal of several lines of insurance business previously underwritten by Kemper Insurance Companies. The initial payment for this right was recorded as an intangible asset (characterized as renewal rights) and will be amortized on an accelerated basis over four years. The portfolio of business involved in this transaction includes the following lines: technology, small commercial, middle market commercial, inland and ocean marine, and architects' and engineers' professional liability. We did not assume any past liabilities with this purchase; however, we may be obligated to make an additional payment in June 2004 based on the amount of premium volume we ultimately renew during the twelve months subsequent to this purchase. We believe it is unlikely that any additional payment would exceed $30 million. Our consolidated gross written premiums for the third quarter and nine months ended September 30, 2003 included approximately $165 million and $199 million, respectively, attributable to business underwritten as a result of this purchase of renewal rights, the majority of which were included in our Commercial Lines segment.


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

Our investment in Platinum is included in "Other investments." The estimated income from our 14% proportionate equity ownership in Platinum is included in our statement of operations as a component of "Net investment income." Our option to purchase additional Platinum shares is carried at market value ($58 million at September 30, 2003), with changes in its fair value recorded as other realized gains or losses in our statement of operations. In the first nine months of 2003, we recorded a net pretax realized loss of $3 million related to this option, including a $1 million pretax loss in the third quarter.


Revisions to Business Segment Reporting Structure
-------------------------------------------------
In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are now managed. Our property-liability underwriting operations now consist of two segments constituting our ongoing operations (Specialty Commercial and Commercial Lines), and one segment comprising our runoff operations (Other). The composition of those respective segments is described in greater detail in the analysis of their results on pages 48 through 59 of this discussion. All data for 2002 included in this report were restated to be consistent with the new reporting structure in 2003. The following is a summary of changes made to our segments in the first quarter of 2003.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Our operations in runoff do not qualify as "discontinued operations" for accounting purposes. For the nine months ended September 30, 2003, these runoff operations collectively accounted for $351 million, or 7%, of our reported net earned premiums, and generated underwriting losses totaling $213 million (an amount that does not include investment income from the assets maintained to support these operations). For the nine months ended September 30, 2002, these runoff operations collectively accounted for $1.82 billion, or 31%, of our net earned premiums, and generated underwriting losses totaling $904 million, an amount that included the $585 million pretax loss provision related to the asbestos litigation settlement agreement.


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

We believe it is too early to determine TRIA's impact on the insurance industry generally or specifically on us. Our domestic insurance subsidiaries and certain business we underwrite through Lloyd's are subject to TRIA and, in the event of a terrorist act covered by TRIA, coverage would attach after losses of approximately $430 million (calculated based on 7% of our TRIA-qualifying calendar year 2002 direct earned premium total)
Accordingly, TRIA's federal reimbursement provisions alone do not protect us from losses from foreign terrorist acts that could be material to our results of operations or financial condition.
Furthermore, there is substantial uncertainty in determining the appropriate rates for offering TRIA coverage (and coverage for terrorist acts generally), and our quoted rates could be too low and attract poor risks or, alternatively, could be higher than our competitors and result in the loss of business. There are numerous interpretive issues in connection with TRIA's implementation by the Secretary of the Treasury that remain to be resolved, including the timing of federal reimbursement for TRIA losses,

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

the standards for obtaining the federal reimbursement and the mechanisms for allocating losses exceeding insurers' deductibles. We currently have property reinsurance that would cover only a portion of our deductible. In April 2003, we renewed our terrorism reinsurance coverage, as described in the following discussion. There can be no assurance TRIA will achieve its objective of creating a viable private insurance market for terrorism coverage prior to TRIA's expiration, and rates and forms used by us and our competitors may vary widely in the future.

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

Purchase of Terrorism Coverage and Exposure to Future Terrorist Events
----------------------------------------------------------------------
After the terrorist attacks in September 2001, reinsurers, in general, specifically excluded terrorism coverage from property reinsurance treaties that subsequently renewed. As a result, in the second quarter of 2002, we purchased limited specific terrorism coverage in the form of two separate property reinsurance treaties. Those treaties expired on April 1, 2003, on which date we renewed our coverage in the form of a combined per-risk and catastrophe terrorism occurrence treaty. The treaty provides both certified and non-certified TRIA coverage. (To be TRIA certified, the terrorist act must be sponsored by an international group or state and damage caused must exceed a financial threshold, whereas non-certified coverage refers to acts of domestic terrorism). In addition, we secured non-certified TRIA terrorism coverage in our standard property reinsurance treaty renewals in April 2003 as part of our overall ceded reinsurance program. We renewed the majority of our reinsurance treaties covering workers' compensation in July 2003, and the majority of treaties covering general liability business in August 2003; those renewals included both certified and non-certified TRIA coverage. Generally, our reinsurance treaties do not cover acts of terrorism involving nuclear, biological or chemical events. There can be no assurance that we will be able to secure terrorism reinsurance coverage on expiring treaties each year.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

The after-tax impact on our net income for the three months and six months ended June 30, 2002, net of expected reinsurance recoveries and the re-evaluation and application of asbestos and environmental reserves, was a loss of approximately $380 million. In the fourth quarter of 2002, we revised upward our estimated reinsurance recoverables related to this settlement, reducing the after-tax impact of the settlement on calendar year 2002 net income to a loss of $307 million. This calculation reflected payments of $235 million during the second quarter of 2002, and $747 million on January 16, 2003 (including interest). The $747 million payment, together with at least $60 million of the original $235 million, shall be returned to USF&G Parties if the Plan is not finally approved. Accordingly, as of September 30, 2003 we had recorded those payments of $807 million in both "Other Assets" and "Other Liabilities," since the Plan had not yet been approved. The settlement agreement also provided for the USF&G Parties to pay $13 million (which was paid in the second quarter of 2002) and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan, subject to a right of reimbursement in certain circumstances of amounts advanced.

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


Possible Asbestos Legislation
-----------------------------
From time to time asbestos reform bills have been introduced in the U.S. Congress. Some of these proposed laws seek to reduce or eliminate current personal injury litigation by replacing it with a statutory compensation program funded by contributions from a variety of sources which may include companies that formerly manufactured, distributed or sold asbestos products and insurers that underwrote certain asbestos risks. Many of these reform efforts would not cover asbestos property damage claims and other categories of asbestos exposure including future personal injury claims if the compensation fund ultimately proves insufficient. The prospects for the passage of an asbestos reform bill remain uncertain and the effect of any such future asbestos legislative reform on us would depend upon a variety of factors including the total size of any compensation fund, the portions allocated to various commercial groups and the formula for allocating contributions among insurers. If any asbestos litigation reform is enacted in the future, our contribution allocation could be significantly larger than our current asbestos reserve.


September 11, 2001 Terrorist Attack
-----------------------------------
In 2001, we recorded estimated net pretax losses totaling $941 million related to the September 11, 2001 terrorist attack in the United States. We regularly evaluate the adequacy of our estimated net losses related to the attack, weighing all factors that may impact the total net losses we will ultimately incur. During 2002, we recorded an additional loss provision of $20 million, and a $33 million reduction in our estimated provision for uncollectible reinsurance related to the attack. In the second quarter of 2003, we recorded a $24 million reduction in losses related to the attack, virtually all of which was recorded in our reinsurance operations, the results of which are reported in our runoff "Other" segment. No additional major adjustments were recorded in the third quarter of 2003. Through September 30, 2003, we have made net loss payments totaling $471 million related to the attack since it occurred, of which $164 million were made in the first nine months of 2003. For further information regarding the impact of the terrorist attack on our operations, refer to Note 4 on page 69 of our 2002 Annual Report to Shareholders.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

Discontinued Operations
-----------------------
Standard Personal Insurance - In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company ("Metropolitan"). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries ("Economy"), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy's loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred. At December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003. In the first nine months of 2003 and 2002, we recorded pretax losses of $3 and $12 million, respectively, in discontinued operations, related to claims in respect of pre-sale losses.


Critical Accounting Policies
----------------------------
Overview - On pages 30 through 32 of our 2002 Annual Report to
Shareholders, we identified and described the critical accounting policies related to accounting estimates that 1) require us to make assumptions about highly uncertain matters and 2) could materially impact our consolidated financial statements if we made different assumptions. Those policies were unchanged at September 30, 2003, except for a change related to the recognition of premium revenue as described below.

In 2003, we changed the method by which we recognize premium revenue at our operations at Lloyd's. Prior to 2003, such revenue was recognized using the "one-eighths" method, which reflected the fact that we converted Lloyd's syndicate accounts to U.S. GAAP on a quarterly basis. Since Lloyd's accounting does not recognize the concept of earned premium, we calculated earned premium as part of the conversion to GAAP, assuming business was written at the middle of each quarter, effectively breaking the calendar year into earnings periods of eighths. In 2003, we began recognizing Lloyd's premium revenue in a manner that more accurately reflects the underlying policy terms and exposures and is more consistent with the method by which we recognize premium revenue in our non-Lloyd's business. This change did not have a material impact on our consolidated financial statements for the three months or nine months ended September 30, 2003.

The following discussion provides an update to various financial disclosures related to critical accounting policies pertaining to our investments.

We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders' equity. If we believe the decline is "other than temporary," we write down the carrying value of the investment and record a realized loss on our statement of operations. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. The following table summarizes the total pretax gross unrealized loss recorded in our common shareholders' equity at September 30, 2003 and Dec. 31, 2002, by invested asset class.

      (in millions)
       -----------                       Sept. 30,     Dec. 31,
                                             2003         2002
                                          -------      -------
       Fixed income (including
        securities on loan)                  $ 40         $ 52
       Equities                                10           37
       Venture capital                         95          119
                                            -----        -----
          Total unrealized loss              $145         $208
                                            =====        =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


              Consolidated Highlights (continued)
              ----------------------------------

At September 30, 2003 and December 31, 2002, the carrying value of our consolidated invested asset portfolio included $1.07 billion and $1.03 billion of net pretax unrealized gains, respectively.

The following table summarizes, for all securities in an unrealized loss position at September 30, 2003 and Dec. 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                               September 30, 2003      December 31, 2002
                              -------------------    -------------------
 (in millions)                              Gross                  Gross
  -----------                  Fair    Unrealized     Fair    Unrealized
                              Value          Loss    Value          Loss
                              -----    ----------    -----    ----------

      Fixed income
      (including securities
        on loan):
         0 - 6 months        $1,298        $   24   $  673        $   27
         7 - 12 months          126             4      198             9
         Greater than
          12 months             137            12      198            16
                              -----         -----    -----         -----
           Total              1,561            40    1,069            52
                              -----         -----    -----         -----


      Equities:
         0 - 6 months            77             7      144            15
         7 - 12 months            9             1       80            20
         Greater than
          12 months               8             2        4             2
                              -----         -----    -----         -----
           Total                 94            10      228            37
                              -----         -----    -----         -----

      Venture capital:
         0 - 6 months            55            21       60            49
         7 - 12 months            6             6       39            25
         Greater than
          12 months              85            68       44            45
                              -----         -----    -----         -----
           Total                146            95      143           119
                              -----         -----    -----         -----
  Total                      $1,801        $  145   $1,440        $  208
                              =====         =====    =====         =====

At September 30, 2003, non-investment grade securities comprised less than 2% of our consolidated fixed income investment portfolio, and nonrated securities comprised less than one half of one percent of that portfolio. Included in those categories at that date were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $99 million and a fair value of $92 million, resulting in a net pretax unrealized loss of $7 million. These securities represented 1% of the total amortized cost and fair value of the fixed income portfolio at September 30, 2003, and accounted for 18% of the total pretax unrealized loss in the fixed income portfolio. Included in those categories at Dec. 31, 2002 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $160 million and a fair value of $140 million, resulting in a net pretax unrealized loss of $20 million. These securities represented 1% of the total amortized cost and fair value of the fixed income portfolio at Dec. 31, 2002, and accounted for 38% of the total pretax unrealized loss in the fixed income portfolio.

The following table presents information regarding fixed income investments that were in an unrealized loss position at September
30, 2003, by remaining period to maturity date.


     (in millions)                         Amortized      Estimated
      -----------                               Cost     Fair Value
                                           ---------     ----------
     Remaining period to maturity date:
         One year or less                     $  130         $  128
         Over one year through five years        305            301
         Over five years through ten years       477            464
         Over ten years                          287            279
         Asset/mortgage-backed securities
          with various maturities                402            389
                                              ------         ------
             Total                            $1,601         $1,561
                                              ======         ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                 Property-Liability Insurance
                 ----------------------------

Overview
--------
Our total net written premiums of $1.95 billion in the third quarter of 2003 were 7% higher than comparable 2002 premiums of $1.82 billion, driven by price increases and new business throughout our ongoing operations, which more than offset an 81%
decline in volume in our runoff "Other" segment.   In our ongoing
Specialty Commercial and Commercial Lines segments, total net written premium volume of $1.89 billion in the third quarter was 24% ahead of the comparable 2002 total of $1.52 billion. In the first nine months of 2003, reported premium volume of $5.72 billion was slightly below reported 2002 nine-month volume of $5.78 billion. Strong growth in our ongoing segments was offset by a $1.1 billion decline in the "Other" segment that was primarily due to our November 2002 transfer of our ongoing reinsurance operations to Platinum. Our year-to-date ongoing operations' premium volume of $5.46 billion was 23% higher than the 2002 nine-month total of $4.43 billion. The year-to-date 2003 ongoing operations' total included $83 million of incremental premium volume resulting from the elimination of the one-quarter reporting lag at our operations at Lloyd's, and also benefited from incremental premiums resulting from our purchase of the right to renew certain business previously underwritten by Kemper Insurance Companies (discussed in more detail on page 39 of this report).

Our consolidated statutory loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 66.3 in the third quarter of 2003, compared with a loss ratio of 77.1 in the same 2002 period. In our ongoing operations, the third-quarter 2003 loss ratio of 62.7 was over one point better than the comparable 2002 loss ratio of 63.9, primarily due to continued improvement in our current-year loss experience. Through the first nine months of 2003, our ongoing segments' loss ratio was 63.4, which included a 1.8 point impact from an $89 million loss provision recorded in our Surety business center related to one of our accounts (discussed in more detail on page 50 of this report). The nine-month ongoing segments' 2002 loss ratio of 65.3 included a 0.9 point impact from a $34 million loss provision recorded in the Surety business center for a claim related to the construction of two oil rigs. Excluding those factors in both years, our ongoing segments' adjusted nine-month 2003 loss ratio of 61.6 was nearly three points better than the comparable adjusted 2002 loss ratio of
64.4. That improvement reflected the impact of price increases in recent years and our efforts to upgrade the quality of our business, both of which have resulted in a significant improvement in current-year loss experience throughout the majority of our ongoing operations.

Effective January 1, 2003, we changed our disclosure regarding catastrophe losses. We no longer classify all losses from Insurance Services Office (ISO)-defined catastrophes as "catastrophe losses." We revised our definition of losses reported as "catastrophes" to include only those events that we believe generate losses beyond a level normally expected in our business. This revised definition has no impact on recorded results for either the current or prior period. Catastrophe losses reported in prior periods have been reclassified to conform to our new definition. In the first nine months of 2003, we recorded a net $26 million reduction in the provision for catastrophes incurred in prior years, nearly all of which was recorded in our runoff Reinsurance operations and was related to the September 11, 2001 terrorist attack. In the first nine months of 2002, we recorded a net $40 million provision for catastrophe losses incurred in prior years, the majority of which was recorded in our Reinsurance operations and was related to flooding in Europe.

Our consolidated statutory expense ratio, measuring underwriting expenses as a percentage of net written premiums, was 27.7 in the third quarter of 2003, nearly one point better than the 2002 third-quarter ratio of 28.6. In our ongoing operations, the third-quarter 2003 expense ratio of 28.2 was level with the comparable 2002 expense ratio. Through the first nine months of 2003, our ongoing operations' expense ratio of 29.0 was slightly higher than the 2002 nine-month expense ratio of 28.8, primarily due to the impact of the reclassification of Lloyd's commission expense, and the impact on that commission expense of eliminating the one-quarter reporting lag.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Prior-Year Loss Development
---------------------------
"Prior-year loss development" refers to the calendar year income statement impact of changes in the provision for losses and loss adjustment expenses for claims incurred in prior accident years. The following table summarizes net loss and loss adjustment expense ("LAE") reserves at December 31, 2002 and September 30, 2003 for each of our property-liability segments (and the material components thereof), and the amount of unfavorable (favorable) prior-year loss development recorded in those respective operations in the first nine months of 2003.


                               Net Loss and LAE Reserves
                               -------------------------
                                                             Year-to-date
                                   Dec. 31, Sept. 30,     Prior-Year Loss
     (in millions)                    2002      2003          Development
      -----------                  -------   -------     ----------------

      Ongoing operations:
       Specialty Commercial:
         Specialty                 $ 2,043   $ 2,284           $ 11
         Surety & Construction       1,369     1,608              -
         International & Lloyd's       987     1,200              -
                                    ------    ------           ----
            Total Specialty
             Commercial              4,399     5,092             11
                                    ------    ------           ----

       Commercial Lines              2,495     2,543              4
                                    ------    ------           ----
            Total Ongoing
             Operations              6,894     7,635             15
                                    ------    ------           ----
      Runoff Operations:
       Other:
         Health Care                 1,970     1,411             (1)
         Reinsurance                 3,043     2,454            (22)
         Other Runoff                2,942     2,189            109
                                    ------    ------           ----

            Total Other              7,955     6,054             86
                                    ------    ------           ----
             Total Underwriting    $14,849   $13,689           $101
                                    ======    ======           ====

Specific circumstances leading to the reserve development recorded in the first nine months of 2003 are discussed in more detail in the respective segment discussions that follow.

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

Following the table is a detailed discussion of the results for each segment for the three months and nine months ended September 30, 2003 and 2002. In addition to "prior-year loss development," we sometimes refer to "current-year loss development" or "current accident year loss activity," which refers to the calendar year income statement impact of recording the provision for losses and LAE for losses incurred in the current accident year.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

           Property-Liability Insurance (continued)
           ---------------------------------------

                          % of Total   Three Months Ended    Nine Months Ended
                           Premiums       September 30          September 30
                          ----------   ------------------    -----------------
     ($ in millions)                        2003     2002        2003     2002
      -------------                       ------   ------      ------   ------

      Specialty Commercial
        Net written premiums      67%     $1,269   $1,064      $3,815   $3,097
        Underwriting result                  $79      $56        $209     $123
        Combined ratio                      92.5     93.7        93.5     94.7

      Commercial Lines
        Net written premiums      29%       $620     $453      $1,649   $1,336
        Underwriting result                  $58      $41        $132      $84
        Combined ratio                      87.2     88.5        89.7     92.9

      Other*
        Net written premiums       4%        $59     $305        $255   $1,350
        Underwriting result                 $(65)   $(192)      $(213)   $(904)
                                 ---      ------   ------      ------   ------
        Total Property-
         Liability Insurance
          Net written premiums   100%     $1,948   $1,822      $5,719   $5,783
                                ====      ======   ======      ======   ======
          Underwriting result                $72   $  (95)       $128    $(697)
                                          ======   ======      ======   ======

        Statutory Combined Ratio
         Loss and loss adjustment
          expense ratio                     66.3     77.1        67.0     83.3
        Underwriting expense
          ratio                             27.7     28.6        29.3     29.2
                                          ------   ------      ------   ------
          Combined Ratio                    94.0    105.7        96.3    112.5
                                          ======   ======      ======   ======

        *The table excludes statutory combined ratios for the "Other" segment, as they are less meaningful in a runoff environment because of the significant decline in net written and earned premiums.

Specialty Commercial
--------------------
The Specialty Commercial segment includes our combined Surety & Construction operation, our ongoing International & Lloyd's operations, and the following nine specialty business centers that in total comprise the "Specialty" component of this segment:
Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Excess & Surplus Lines, Specialty Programs and Oil & Gas. These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual obligations. The Construction business center offers a variety of products and services, including traditional insurance and risk management solutions, to a broad range of contractors and parties responsible for construction projects. Our ongoing International operations consist of our specialty underwriting operations in the United Kingdom, Canada (other than surety) and the Republic of Ireland, and the international exposures of most U.S. underwriting business. At Lloyd's, our ongoing operations are comprised of the following types of insurance coverage we underwrite mostly through a single wholly-owned syndicate:
Aviation, Marine, Global Property and Personal Lines. The following table provides supplemental information for this segment for the three months and nine months ended September 30, 2003 and 2002.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                        ------------------  -----------------
      ($ in millions)                        2003     2002      2003     2002
       -------------                       ------   ------    ------   ------
       SPECIALTY
        Net written premiums                 $701     $523    $1,865   $1,434
          Percentage increase over 2002        34%                30%

        Underwriting result                  $107      $60      $248     $121

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     58.6     64.1      60.3     66.6
          Underwriting expense ratio         23.4     22.6      23.9     23.6
                                           ------   ------    ------   ------
             Combined ratio                  82.0     86.7      84.2     90.2
                                           ======   ======    ======   ======

       SURETY & CONSTRUCTION
        Net written premiums                 $280     $280      $953     $953
          Percentage increase over 2002         -%                 -%

        Underwriting result                  $(40)    $(38)    $(113)    $(32)

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     76.2     78.2      76.6     68.2
          Underwriting expense ratio         38.9     37.5      34.9     34.3
                                           ------   ------    ------   ------
             Combined ratio                 115.1    115.7     111.5    102.5
                                           ======   ======    ======   ======

       INTERNATIONAL & LLOYD'S
        Net written premiums                 $288     $261      $997     $710
          Percentage change from 2002         10%                40%

        Underwriting result                   $12      $34       $74      $34

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     62.3     56.6      59.0     65.0
          Underwriting expense ratio         29.9     25.3      32.9     28.6
                                           ------   ------    ------   ------
             Combined ratio                  92.2     81.9      91.9     93.6
                                           ======   ======    ======   ======
       TOTAL SPECIALTY
        COMMERCIAL SEGMENT
        Net written premiums               $1,269   $1,064    $3,815   $3,097
          Percentage increase over 2002        19%                23%

        Underwriting result                   $79      $56      $209     $123

        Statutory combined ratio:
          Loss and loss adjustment
           expense ratio                     64.2     66.5      64.5     66.7
          Underwriting expense ratio         28.3     27.2      29.0     28.0
                                           ------   ------    ------   ------
             Combined ratio                  92.5     93.7      93.5     94.7
                                           ======   ======    ======   ======

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Specialty
---------
Almost all business centers in the Specialty category contributed to the strong premium growth over the third quarter and first nine months of 2002. Financial and Professional Services' third-quarter 2003 premiums of $177 million were 75% higher than in the same period of 2002, driven by price increases and new business principally generated by our December 2002 acquisition of the right to seek to renew the professional and financial risk practice business of Royal & SunAlliance, and the May 2003 acquisition of the right to seek to renew architects' and engineers' professional liability business from Kemper Insurance Companies. Through the first nine months of 2003, Financial and Professional Services written premiums totaled $455 million, compared with $288 million in the same period of 2002. Technology's written premiums of $107 million in the third quarter were 27% higher than the comparable 2002 total of $84 million, primarily due to price increases and new business. Personal Catastrophe Risk third-quarter net premiums of $40 million were more than double those in the same 2002 period, due to a change in our reinsurance program related to this business that has resulted in less business being ceded to reinsurers.

The improvements in third-quarter and year-to-date 2003 underwriting results compared with the same periods of 2002 occurred throughout the business centers in the Specialty category, reflecting the impact of price increases and the addition of profitable new business. The Technology and Financial and Professional Services business centers recorded the most notable improvements over the third quarter of 2002, posting underwriting profits of $32 million and $26 million, respectively. We recorded an $11 million provision for prior-year losses in the Specialty category in 2003, the majority of which was concentrated in our Discover Re operation, due to the recognition of uncollectible reinsurance and an increase in estimated losses related to a single large account.


Surety & Construction
---------------------
Net written premiums generated by our Surety business center totaled $133 million in the third quarter of 2003, compared with $136 million in the same 2002 period. Through the first nine months of 2003, Surety's written premium volume of $373 million was 3% below the comparable 2002 total of $383 million, primarily due to the closing of certain field offices, the impact of underwriting actions to improve the risk profile of our book of business, and increased reinsurance costs.

The Surety underwriting loss totaled $6 million in the third quarter of 2003, compared with an underwriting loss of $45 million in the same 2002 period. The 2002 loss was driven by a $34 million loss provision recorded after a judicial decision regarding surety bonds issued in connection with the construction of two large Brazilian oil rigs. Through the first nine months of 2003, Surety's underwriting loss of $104 million included an $89 million pretax loss provision (net of reinsurance) related to one of our accounts that was in bankruptcy and unable to perform its bonded obligations. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the account. Following that approval, we received claim notices with respect to approximately $120 million of bonds securing certain workers' compensation and retiree health benefit obligations of the account. The $89 million net pretax loss provision recorded in 2003 represented our estimated loss in this matter. Surety's year-to-date 2002 underwriting loss totaled $46 million.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------


With regard to commercial surety bonds issued on behalf of companies operating in the energy trading sector, our aggregate pretax exposure, net of facultative reinsurance, is with five companies for a total of approximately $385 million ($318 million of which is from gas supply bonds), an amount that will decline over the contract periods. The largest individual exposure approximates $186 million (pretax). These companies all continue to perform their bonded obligations and, therefore, no claims have been filed.

In addition to our largest exposure discussed above with respect to energy trading companies, our commercial surety business as of September 30, 2003 included seven accounts with gross pretax bond exposures greater than $100 million each, before reinsurance.
The majority of these accounts have investment grade ratings, and all accounts continue to perform their bonded obligations.

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

We continue with our intention to exit the segments of the commercial surety market discussed above by ceasing to write new business and, where possible, terminating the outstanding bonds. Since October 2000, when we made a strategic decision to significantly reduce the exposures in these segments, our total commercial surety gross open bond exposure has decreased by over 54% as of September 30, 2003. We will continue to be a market for traditional commercial surety business, which includes low-limit business such as license and permit, probate, public official, and customs bonds.

In the contract surety business, creditworthiness is a primary underwriting consideration and the underwriting process involves a number of factors, including consideration of a contractor's financial condition, business prospects, experience and management. The risk in respect of a contract surety bond changes over time. Such risk tends to decrease as the related construction project is completed, but may increase to the extent the financial condition of the contractor deteriorates or difficulties arise during the course of the project. Losses in the contract surety business can occur as a result of a contractor's failure to complete its bonded obligations in accordance with the contract terms. Such losses, if any, would be estimated by estimating the cost to complete the remaining work (which may include amounts advanced to the contractor by the surety) and the contractor's unpaid bills, offset by monies due to the contractor, reinsurance and the estimated net realizable value of collateral. While our contract surety business typically has not been characterized by high severity losses, it is possible, given the current economic climate, that significant losses could occur.

Some of our contract surety business, particularly with respect to larger accounts, is written on a co-surety basis with other surety underwriters in order to manage and limit our aggregate exposure. Certain of these sureties have experienced, and may continue to experience, deterioration in their financial condition and financial strength ratings. If a loss is incurred and one of our co-sureties fails to meet its obligations under a bond, we and any other co-surety or co-sureties on the bond typically are jointly and severally liable for such obligations. As a result, our losses could significantly increase to the extent such an event or events occur.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

We have provided surety bond coverage to a construction contractor that failed to make payments under certain of its debt obligations during the third quarter of 2003. The contractor has developed a plan to restructure its operations and financing, and is negotiating revisions to its credit arrangements. In the third quarter of 2003, following our detailed review of this plan, we made collateralized advances to the contractor. Based on information available to us, we believe that the contractor will be able to complete projects as contemplated by its plan.
As part of the plan, we may issue bonds for new projects undertaken by the contractor, subject to our underwriting criteria. We expect our advances to be fully repaid by cash flow from the contractor's operations, planned asset sales, reinsurance recoveries and, if necessary, recovery on collateral. Accordingly, we do not expect to incur a significant loss with respect to this account. However, in the unlikely event that the contractor fails to complete all of its current projects, we estimate that our aggregate loss, net of estimated collateral, reinsurance recoveries and participation by co-sureties (one of which has experienced ratings downgrades and is in runoff), would not exceed $80 million, on an after-tax basis assuming a 35% statutory tax rate.

In our Construction business center, third-quarter net written premiums of $147 million were slightly higher than net written premium volume of $144 million in the third quarter of 2002, while year-to-date premiums of $580 million were 2% higher than premiums of $570 million in the same 2002 period. The impact on written premiums from higher prices during 2003 was largely offset by a reduction in new business. Construction's third-quarter 2003 underwriting loss of $35 million was driven by an increased provision for current accident year losses.

International & Lloyd's
-----------------------
Net written premiums of $288 million in the third quarter were 10% higher than comparable 2002 premiums of $261 million. For the nine months ended September 30, 2003, written premium volume of $997 million for the International & Lloyd's category included $83 million of incremental premiums from the elimination of the one-quarter reporting lag at Lloyd's (the remaining $5 million of incremental premiums described on page 35 of this report were recorded in our runoff Other segment). Excluding that additional $83 million, premium volume in 2003 of $914 million was 29% higher than 2002 nine-month written premiums of $710 million. We experienced strong growth in our operations at Lloyd's, due to price increases, new business and our increased participation in Lloyd's following the consolidation of most of our Lloyd's operations into one wholly-owned syndicate in 2002. In our International operations, premiums of $414 million for the nine months ended September 30, 2003, were 15% higher than comparable premiums of $360 million in the same 2002 period. Price increases, new business and favorable foreign currency translation effects were all factors contributing to the growth in premiums in the first nine months of 2003.

The International & Lloyd's underwriting profit of $12 million in the third quarter of 2003 declined $22 million from the same period of 2002, due to losses in the personal lines business unit at Lloyd's. For the first nine months of 2003, however, the underwriting profit of $74 million, which included $6 million in losses attributable to the elimination of the one-quarter reporting lag, was significantly improved over the $34 million underwriting profit in the same period of 2002. The improvement in 2003 results was largely due to strong results from our operations in Canada and the United Kingdom, as well as from our overall Lloyd's operations, compared with the same period of 2002.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Commercial Lines
----------------
The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in involuntary insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet (SM) and St. Paul Advantage (SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail exposures. This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector. The Property Solutions business center combines our Large Accounts Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large property risks. The following table summarizes key financial data for this segment for the three months and nine months ended September 30, 2003 and 2002.


                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                        ------------------  -----------------
      ($ in millions)                        2003     2002      2003     2002
       -------------                       ------   ------    ------   ------

        Net written premiums                 $620     $453    $1,649   $1,336
          Percentage increase over 2002        37%                23%

      Underwriting result                     $58      $41      $132      $84

      Statutory combined ratio:
        Loss and loss adjustment
         expense ratio                       59.2     57.9      60.8     62.1
        Underwriting expense  ratio          28.0     30.6      28.9     30.8
                                           ------   ------    ------   ------
           Combined ratio                    87.2     88.5      89.7     92.9
                                           ======   ======    ======   ======

The strong premium growth in the third quarter and first nine months of 2003 over the comparable periods of 2002 was primarily due to new business volume, including that resulting from our purchase of the right to renew certain business previously underwritten by Kemper Insurance Companies (described in more detail on page 39 of this report). Price increases and strong business retention levels have also played a role in premium growth in 2003. Written premiums of $224 million in the Small Commercial business center were 36% higher than comparable third-quarter 2002 volume of $164 million. In the Middle Market business center, third-quarter written premiums of $369 million increased 42% over the same period of 2002. Through the first nine months of 2003, Middle Market premium volume totaled $1 billion, compared with $788 in the same period of 2002. Throughout our Commercial Lines segment, we continue to nonrenew underperforming classes of business, pursue further rate increases where appropriate and leverage our distribution network to capitalize on new business opportunities.

Strong improvement in current accident year loss experience in 2003 was the primary factor contributing to the significant increase in underwriting profitability in the third quarter and first nine months of 2003 over the same periods of 2002. That improvement occurred despite a significant increase in weather-related losses in 2003. We have been successful in adding new business in the first nine months of 2003 that meets our pricing and underwriting criteria while maintaining strict control over expense growth. The nearly two-point improvement in the expense ratio compared with the first nine months of 2002 reflected the success of our expense control efforts.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued

           Property-Liability Insurance (continued)
           ---------------------------------------

Other
----
This segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd's, including our participation in the insuring of the Lloyd's Central Fund; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. We have a management team in place for these operations, seeking to ensure that our outstanding claim obligations are settled in an expeditious and economical manner. This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). That prior year business includes the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment. Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures.

As described in more detail on pages 42 and 43 of this report, in November 2002 we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. The following table summarizes key financial data for the Other segment for the three months and nine months ended September 30, 2003 and 2002. The table excludes statutory ratios, as they are less meaningful in a runoff environment because of the significant decline in net written and earned premiums.


                                        Three Months Ended  Nine Months Ended
                                           September 30        September 30
                                        ------------------  -----------------
      ($ in millions)                        2003     2002      2003     2002
       -------------                       ------   ------    ------   ------

      HEALTH CARE
        Net written premiums                   $1      $37       $27     $179
         Percentage decline from 2002         (97%)              (85%)

        Underwriting result                   $(4)    $(71)     $(37)   $(164)

      REINSURANCE
        Net written premiums                  $40     $230      $168     $893
         Percentage decline from 2002         (83%)              (81%)

        Underwriting result                   $(1)    $(25)       $2     $(14)

      OTHER RUNOFF
        Net written premiums                  $18      $38       $60     $278
         Percentage decline from 2002         (53%)              (78%)

        Underwriting result                  $(60)    $(96)    $(178)   $(726)
                                            -----    -----     -----    -----

         TOTAL OTHER SEGMENT
          Net written premiums                $59     $305      $255   $1,350
                                            =====    =====     =====    =====
           Percentage decline from 2002       (81%)              (81%)

          Underwriting result                $(65)   $(192)    $(213)   $(904)
                                            =====    =====     =====    =====

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Other Segment Overview
----------------------
The Other segment in total generated a $65 million underwriting loss in the third quarter of 2003, compared with a loss of $192 million in the same 2002 period. As described in more detail in the following discussion, the year-to-date segment underwriting loss of $213 million included $86 million of net unfavorable prior-period loss development, including $39 million that emerged in the third quarter of the year. The year-to-date total also included $18 million in losses attributable to the elimination of the one-quarter reporting lag. The remainder of the nine-month underwriting loss primarily resulted from provisions for losses on current accident year business, and expenses associated with the runoff lines of business in this segment.

Health Care
-----------
We announced our decision to exit the medical liability insurance market at the end of 2001. Written premiums for all periods presented in the foregoing table primarily consisted of premiums generated by extended reporting endorsements and professional liability coverages underwritten prior to our nonrenewal notifications becoming effective in several states. We were required to offer reporting endorsements to claims-made policyholders at the time their policies were nonrenewed. These endorsements cover losses incurred in prior periods that have not yet been reported. Unlike typical policies, premiums on these endorsements are fully earned, and the expected losses are recorded, at the time the endorsement is written. Effective in the third quarter of 2003, our obligation to offer reporting endorsements was substantially satisfied.

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

In the third quarter of 2003, the dollar amount of newly reported claims totaled $108 million, approximately 10% higher than we anticipated in our original estimate of the required level of reserves at year-end 2002. However, through the first nine months of 2003, the dollar amount of newly reported claims was approximately 7% lower than we anticipated due to the positive variance in the first quarter. Loss development on known claims during the third quarter of 2003 was worse than anticipated. Our actual redundancy ratio continued to improve in the third quarter of 2003; however, since newly reported claims and loss development on known claims again did not improve as much as we expected in the third quarter, the required reserve redundancy has increased from the previously estimated range of 35% to 40% to approximately 45%.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. While the results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of September 30, 2003, there is a reasonable possibility that we may incur additional unfavorable prior year loss development if these indicators significantly change from our current expectations. If these indicators deteriorate, we believe that a reasonable estimate of an additional loss provision could amount to up to $250 million. However, our analysis as of this point in time continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.

As noted above, development on known claims is a key metric in our evaluation of our Health Care reserves. While we have experienced adverse development on known claims at year-end 2002, the magnitude of that development has declined throughout 2003. If, however, we experience further adverse reserve development on those claims, and such development is not offset by a favorable change in our estimate of newly reported claims, and we further conclude that an increase in the required redundancy ratio to a level above 45% is necessary, we may determine that additional reserving actions are necessary.

Reinsurance
-----------
In November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. ("Platinum") while retaining liabilities generally for reinsurance contracts incepting prior to January 1, 2002. Written premium volume recorded in the third quarter and first nine months of 2003 consisted entirely of premium adjustments relating to reinsurance business underwritten in prior years. The year-to-date 2003 underwriting profit of $2 million included the impact of $23 million of favorable development related to the September 11, 2001, terrorist attack, which was substantially offset by unfavorable development in other coverages in the Reinsurance category of the Other segment and expenses associated with operating in a runoff environment. Results for the first nine months of 2003 also included a $6 million underwriting loss related to the transfer of additional assets and reserves to Platinum pursuant to an adjustment mechanism (as described in more detail on pages 39 and 40 of this report). Underwriting losses for the three months and nine months ended September 30, 2002, were driven by $21 million of losses related to the September 11, 2001, terrorist attack that were reallocated from our primary insurance operations to our Reinsurance operations.

Other Runoff
------------
This category includes the results of the following operations: our runoff operations at Lloyd's; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. The $178 million underwriting loss in the first nine months of 2003 in this category included $109 million of loss provisions to increase prior-year reserves, of which $39 million was recorded in the third quarter. In our runoff syndicates at Lloyd's, which accounted for $47 million of the year-to-date prior-year provision, the unfavorable development was concentrated in North American casualty coverages, as well as specific lines associated with Financial Institutions and Professional coverages. We experienced deterioration in those same syndicates throughout 2002, leading us to increase reserve levels. In the first quarter of 2003, further analysis undertaken by an independent party on our behalf in connection with Lloyds' compliance with annual regulatory requirements provided us with additional information and analyses, which led us to record a $35 million prior-year loss provision. An analysis completed during the third quarter of 2003 indicated that reported losses had been in excess of those projected, and an additional $12 million provision was recorded.

Our Unionamerica business accounted for $38 million of the year-to-date provision to increase prior-year reserves, all of which was recorded in the third quarter. We performed a comprehensive review of Unionamerica loss reserves in the third quarter that included a thorough analysis of individual claims and case reserves, and compared our conclusions regarding their adequacy with conclusions reached after a similar review in 2002. The primary factor contributing to the decision to record the additional loss provision was an increase in the expected future level of newly reported losses, based on higher than expected levels of actual newly reported losses in recent quarters.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


           Property-Liability Insurance (continued)
           ---------------------------------------

Also contributing to the underwriting loss in the first nine months of 2003 was $25 million of unfavorable prior-year development primarily related to several specific large losses in a number of countries within our exited international operations where we have ceased underwriting business. The remainder of the year-to-date underwriting loss was the result of provisions for losses on current accident year business, and expenses associated with the runoff lines of business in this segment.

The significant underwriting losses in this category in the first nine months of 2002 were driven by the $585 million loss provision related to the Western MacArthur asbestos litigation settlement agreement, described in more detail on pages 42 and 43 of this report.

Investment Operations
---------------------
Pretax net investment income in our property-liability insurance operations totaled $279 million in the third quarter of 2003, 7% below pretax investment income of $300 million in the same period of 2002. Through the first nine months of 2003, pretax investment income of $833 million was 5% lower than the comparable 2002 total of $873 million. Our investment income in 2003 has been negatively impacted by declining yields on new investments and a reduction in funds available for investment due to significant cash payments for insurance losses and loss adjustment expenses, including payments related to our runoff operations. In addition, we made a planned payment of $747 million (including interest) in mid-January 2003 related to the settlement of the Western MacArthur asbestos litigation, further reducing our invested asset base in 2003. Since the end of 1999, average new money rates on taxable and tax-exempt fixed-income securities have fallen from 7.2% and 5.4%, respectively, to 4.4% and 3.9%, respectively, at September 30, 2003.

The market value of our $15.7 billion fixed income portfolio exceeded its cost by $992 million at September 30, 2003. Approximately 98% of that portfolio is rated at investment grade (BBB or above). The weighted average pretax yield on those investments was 5.9% at September 30, 2003, down from 6.4% a year earlier.

Net pretax realized investment gains in our property-liability insurance operations totaled $5 million in the third quarter of 2003, compared with realized losses of $74 million in the same 2002 period. In the third quarter of 2002, realized investment losses were concentrated in our venture capital portfolio, where we sold the majority of our partnership investments, which generated a pretax loss of approximately $56 million. On a year-to-date basis, net pretax realized investment gains totaled $43 million in 2003, compared with realized losses of $151 million in the same 2002 period. The gains in 2003 were concentrated in venture capital and were almost entirely the result of the sale of a large portion of our investment in Select Comfort Corporation, a manufacturer of adjustable air-supported beds, which generated a pretax gain of $109 million. The year-to-date losses in 2002 included the losses from the sale of venture capital partnerships discussed above and losses from the sale of equity investments totaling $41 million.

In the first nine months of 2003, we sold fixed income securities with a cumulative amortized cost of $617 million, generating gross pretax gains of $34 million. Those gains were partially offset by impairment writedowns totaling $17 million. Net pretax realized gains generated by sales from our equity portfolio totaled $12 million in the first nine months of 2003. In our venture capital portfolio, pretax realized gains from the sale of securities totaled $137 million in the first nine months of 2003 (primarily resulting from the Select Comfort sale), an amount that was partially offset by impairment writedowns totaling $99 million.

In the first nine months of 2002, we sold fixed income securities with a cumulative amortized cost of $2 billion, generating gross pretax gains of $131 million. Those gains were partially offset by impairment writedowns totaling $39 million. In our venture capital portfolio, impairment writedowns totaled $55 million in the first nine months of 2002.

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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

As a result of developments in the asbestos litigation environment generally, we determined in the first quarter of 2002 that it would be desirable to seek earlier and ultimately less costly resolutions of certain pending asbestos-related litigations. As a result, we have decided where possible to seek to resolve these matters while continuing to vigorously assert defenses in pending litigations. We are taking a similar approach to environmental litigations. As discussed in more detail on pages 42 and 43 of this report, in the second quarter of 2002 we entered into a definitive agreement to settle asbestos claims for a total gross cost of $995 million arising from any insuring relationship we and certain of our subsidiaries may have had with MacArthur Company, Western MacArthur Company or Western Asbestos Company.

The table below represents a reconciliation of total gross and net environmental reserve development for the nine months ended September 30, 2003, and the years ended December 31, 2002 and 2001. Amounts in the "net" column are reduced by reinsurance recoverables. The disclosure of environmental reserve development includes all claims related to environmental exposures. Additional disclosure has been provided to separately identify loss payments and reserve amounts related to policies that were specifically underwritten to cover environmental exposures, referred to as "Underwritten," as well as amounts related to environmental exposures that were not specifically underwritten, referred to as "Not Underwritten." In 1988, we completed our implementation of a pollution exclusion in our commercial general liability policies; therefore, activity related to accident years after 1988 generally relates to policies underwritten to include environmental exposures.

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


                      Nine Months Ended
  Environmental      September 30, 2003       2002          2001
  -------------      ------------------   -----------   -----------
  (in millions)            Gross    Net   Gross   Net   Gross   Net
   -----------             -----   ----   -----  ----   -----  ----
  Beginning reserves        $370   $298    $604  $519    $684  $573
  Incurred losses             22     (1)     (2)   (3)      6    21
  Reserve reduction            -      -    (150) (150)      -     -
  Paid losses:
    Not underwritten         (88)   (59)    (70)  (56)    (74)  (63)
    Underwritten              (6)    (6)    (12)  (12)    (12)  (12)
                           -----   ----   -----  ----   -----  ----
  Ending reserves           $298   $232    $370  $298    $604  $519
                           =====   ====   =====  ====   =====  ====

The $150 million reduction of environmental reserves in 2002 discussed previously was included in the gross and net incurred losses for 2002.

For 2001, the year-end gross and net environmental "underwritten" reserves were both $28 million, at December 31, 2002 such gross and net reserves were both $36 million, and at September 30, 2003, such gross and net reserves were $38 million and $37 million, respectively. These reserves relate to policies, which were specifically underwritten to include environmental exposures. These "underwritten" reserve amounts are included in the total reserve amounts in the preceding table.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


         Environmental and Asbestos Claims (continued)
         --------------------------------------------

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001. No policies have been underwritten to specifically include asbestos exposure.

                      Nine Months Ended
    Asbestos         September 30, 2003       2002          2001
  -------------      ------------------   -----------   -----------
  (in millions)            Gross    Net   Gross   Net   Gross   Net
   -----------             -----   ----   -----  ----   -----  ----
  Beginning reserves      $1,245   $778    $577  $387    $471  $315
  Incurred losses             23      2     846   482     167   116
  Reserve increase             -      -     150   150       -     -
  Paid losses               (861)  (516)   (328) (241)    (61)  (44)
                           -----   ----   -----  ----   -----  ----
  Ending reserves           $407   $264  $1,245  $778    $577  $387
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

For a discussion of potential Federal asbestos legislation, refer to the "Possible Asbestos Legislation" section on page 43 of this report.

Our reserves for environmental and asbestos losses at September 30, 2003 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek earlier and, we believe, ultimately less costly resolutions of certain pending asbestos and environmental related litigations. Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

Total gross environmental and asbestos reserves of $705 million at September 30, 2003 represented approximately 3% of gross consolidated loss reserves of $20.9 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Asset Management
                       ----------------


Our asset management segment consists of our 79% majority ownership interest in Nuveen Investments, Inc. ("Nuveen Investments," formerly The John Nuveen Company). Nuveen Investments provides individually managed accounts, closed-end exchange-traded funds and mutual funds to the affluent and high-net-worth market segments through unaffiliated intermediary firms. Nuveen Investments also provides managed account services to several institutional market segments and channels.
Highlights of Nuveen Investments' performance for the three months and nine months ended September 30, 2003 and 2002 were as follows.

                                    Three Months Ended   Nine Months Ended
                                       September 30         September 30
                                    ------------------   -----------------
      (in millions)                      2003     2002       2003     2002
       -----------                     ------   ------     ------   ------
      Revenues                          $ 121    $ 102      $ 329    $ 286
      Expenses                             60       49        159      134
                                       ------   ------     ------   ------
         Pretax earnings                   61       53        170      152
      Minority interest                   (12)     (11)       (35)     (33)
                                       ------   ------     ------   ------
         The St. Paul's share
         of pretax earnings             $  49    $  42      $ 135    $ 119
                                       ======   ======     ======   ======

         Assets under management                          $90,059  $76,928
                                                           ======   ======

Nuveen Investments' strong revenue and earnings growth in the third quarter was driven by continuing momentum in retail managed accounts, and the introduction of new closed-end, exchange-traded funds over the last 12 months. Managed account sales totaled
$2.8 billion in the third quarter of 2003, compared with $1.9 billion in the same 2002 period. The increase reflected strong demand for value equity portfolios and municipal accounts. In the third quarter, Nuveen Investments raised approximately $300 million with the introduction of its first exchange-traded fund that blends debt and equity investment strategies. Also in the third quarter, Nuveen Investments raised $945 million in exchange-traded fund assets through the issuance of preferred shares that leveraged the convertible and preferred income fund first offered in June. Through the first nine months of 2003, gross investment product sales totaled $14.0 billion, compared with $11.3 billion in the same 2002 period. Nuveen Investments' net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions and withdrawals) during the first nine months of 2003 totaled
$7.3 billion, 42% higher than comparable 2002 net flows of $5.1 billion.

Assets under management at the end of the third quarter consisted of $46.1 billion of closed-end exchange-traded funds, $23.0 billion of retail managed accounts, $12.1 billion of mutual funds and $8.9 billion of institutional managed accounts. The 17% increase in managed assets over the same time a year ago was driven by $9.5 billion in positive net flows and $3.6 billion of equity market appreciation. Assets under management at the end of 2002 totaled $79.7 billion.

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                       Capital Resources
                       -----------------

Common shareholders' equity of $6.19 billion at September 30, 2003 grew $511 million over the year-end 2002 total of $5.68 billion, driven by our net income of $609 million in the first nine months of 2003. Common dividends declared through the first nine months of 2003 totaled $198 million.

Our reported debt outstanding at September 30, 2003 of $3.57 billion grew significantly over our reported debt of $2.71 billion at December 31, 2002, entirely due to our adoption of SFAS No. 150. The "Company-obligated mandatorily preferred securities of trusts holding solely subordinated debentures of the company" previously reported separately on our consolidated balance sheet between liabilities and shareholders' equity are now included in liabilities as a component of debt. These securities were issued by five separate trusts and are subject to mandatory redemption on dates ranging from 2027 to 2050, but can be redeemed earlier in accordance with conditions that vary among the five trusts. In accordance with provisions of SFAS No. 150, prior periods were not restated to conform with the 2003 classification of these securities as liabilities. Excluding the $897 million impact of the balance sheet reclassification, debt outstanding at September 30, 2003 of $2.68 billion declined slightly from the year-end 2002 total of $2.71 billion, largely due to a net $239 million reduction in commercial paper outstanding. A significant portion of that reduction in commercial paper was funded by Nuveen Investments' repayment of an intercompany loan from The. St. Paul. Debt outstanding also declined as a result of maturities of medium-term notes totaling $53 million in the first nine months of 2003, which were funded with internally generated funds.

These reductions in debt were largely offset by a $247 million increase in Nuveen Investments' debt over year-end 2002. In the third quarter, Nuveen Investments issued $300 million of 4.22%
notes due in September 2008 in a private placement.   A portion
of the proceeds was used to refinance existing debt and repay a $105 million loan from The St. Paul. The remainder will be used for Nuveen Investments' general corporate purposes. Our ratio of total debt and mandatorily redeemable preferred securities to total capitalization (defined as the sum of debt obligations, shareholders' equity and mandatorily redeemable preferred securities) was 36% at the end of the third quarter, down from the comparable year-end 2002 ratio of 39%. Net interest and dividend distribution expense related to debt and preferred securities totaled $138 million in the first nine months of 2003, compared with $133 million in the same 2002 period. The increase was primarily due to our issuance in March 2002 of $500 million of 5.75% Senior Notes and our issuance in July 2002 of $443 million of 5.25% Senior Notes, the impact of which more than offset a decline in interest expense related to our floating rate debt.

We made no major capital improvements in the first nine months of 2003, and none are anticipated during the remainder of the year.

Our ratio of earnings to fixed charges was 6.32 for the first nine months of 2003, compared with 0.54 in the same period of 2002. Our ratio of earnings to combined fixed charges and preferred stock dividend requirements was 5.98, compared with
0.51 in the same period of 2002. Fixed charges consist of interest expense, distributions on preferred securities and that portion of rental expense deemed to be representative of an interest factor.



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

         THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
              Management's Discussion, Continued


                     Liquidity (continued)
                     --------------------

Net cash flows used by continuing operations totaled $290 million in the first nine months of 2003, compared with cash provided by continuing operations of $435 million in the same period of 2002. Operational cash outflows in the first nine months of 2003 were dominated by our January 2003 payment of $747 million related to the Western MacArthur asbestos litigation settlement. In the same period of 2002, operational cash flows were negatively impacted by a $248 million payment related to the Western MacArthur settlement. In the third quarter of 2003, however, our consolidated cash flows provided by operations totaled $543 million, driven by favorable underwriting results from our ongoing underwriting business segments and a decline in the negative cash flow impact of our operations in runoff, where we are no longer underwriting new business but continue to pay insurance losses and loss adjustment expenses. We expect consolidated operational cash flows during the final quarter of 2003 to continue to grow, due to continuing price increases and improvement in the quality of our book of business in our ongoing business segments.

Net loss payments related to the September 11, 2001 terrorist attack totaled $164 million in the first nine months of 2003, compared with payments of $208 million in the same 2002 period.

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


Impact of Accounting Pronouncements to be Adopted in the Future
---------------------------------------------------------------

As discussed in more detail on page 36 of this report, on October 9, 2003, the FASB issued FASB Staff Position ("FSP") FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which deferred the effective date of FIN 46 until the first interim or annual period ending after December 15, 2003, which for us would be the period ended December 31, 2003. Under the partial adoption provisions of the FSP, we early-adopted the consolidation and disclosure provisions of this interpretation on July 1, 2003. Our partial adoption specifically excluded the following items.

  - Mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company - These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors and are currently included in our consolidated financial statements. We are currently evaluating the implications of FIN 46 with regard to these trusts. It is possible that evaluation will conclude that the trusts should be "deconsolidated" from our financial statements. We continue to monitor developments at the FASB regarding this issue. Should we conclude that FIN 46 requires such deconsolidation, we have determined that there would be no "cumulative effect of accounting change" recorded upon deconsolidation; however, our consolidated assets and liabilities would each increase by approximately $31 million.

  - Lloyd's Syndicates - We participate in various Lloyd's syndicates at varying levels. We continue to evaluate the implications of FIN 46 with respect to these syndicates, and at this time we are not able to quantify the impact of adoption on our consolidated financial statements.

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

Loss Ratio - We use the statutory definition of loss ratio. This ratio is calculated by dividing losses and loss adjustment expenses incurred by net earned premiums. Net earned premiums, and losses and loss adjustment expenses, are GAAP measures.

Combined Ratio - This ratio is the sum of the statutory expense ratio and the statutory loss ratio.

Underwriting Result - We calculate underwriting results using statutory financial information adjusted for certain items (such as the amortization of deferred policy acquisition costs) to arrive at an underwriting result as calculated with GAAP measures. Our reported GAAP underwriting result is calculated by subtracting incurred losses and loss adjustment expenses and underwriting expenses (as adjusted for items such as the impact of deferred policy acquisition costs) from net earned premiums. The GAAP underwriting result represents our best measure of profitability for our property-liability underwriting segments. We do not allocate net investment income to our respective underwriting segments. A reconciliation of statutory underwriting results to our reported underwriting results can be found in the statistical supplement available on our web site.

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

Item 4.  Controls and Procedures.
------   -----------------------

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of September 30, 2003.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Since filing its Quarterly Report on Form 10-Q for the period ended June 30, 2003 on July 31, 2003, the Company has completed its investigation of instances of noncompliance with existing internal controls and possibly with the Foreign Corrupt Practices Act relating to its Mexican subsidiary. The Company has not identified that any material adjustment to its financial statements is necessary as a result of its investigation. The Company has submitted the results of its investigation to the U.S. Securities and Exchange Commission, the U.S. Department of Justice and the Mexican Bonding and Insurance Commission. This matter does not affect the conclusions expressed in the preceding paragraph.

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

             2) The St. Paul furnished in a Form 8-K Current Report dated
                July 30, 2003 a press release related to the announcement of the company's financial results for the quarter and six months ended June 30, 2003.

             3) The St. Paul furnished in a Form 8-K Current Report dated
                October 29, 2003 a press release related to the announcement of the company's financial results for the quarter and nine months ended September 30, 2003.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE ST. PAUL COMPANIES, INC.
                               ---------------------------
                                       (Registrant)


Date:  October 30, 2003             By  Bruce A. Backberg
       ---------------                  -----------------
                                        Bruce A. Backberg
                                        Senior Vice President
                                        (Authorized Signatory)


Date:  October 30, 2003             By  John C. Treacy
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

(3)  (i) Articles of incorporation*................................
     (ii) By-laws..................................................(1)

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