Form 10-K
period 2003-12-31
ST PAUL COMPANIES INC /MN/
filed 2004-03-03
CIK 86312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒   No ☐

The aggregate market value of the outstanding Common Stock held by non-affiliates of the Registrant on February 24, 2004, was $9,618,402,076.

The number of shares of the Registrant’s Common Stock, without par value, outstanding at February 24, 2004, was 229,105,421.

An Exhibit Index is set forth at page 220 of this report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The St. Paul Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2003

PART I

Item 1.  Business.

General Description

The St. Paul Companies, Inc. (“The St. Paul” or the “Company”) is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. We are a management company principally engaged, through our subsidiaries, in providing commercial property-liability insurance products and services. We also have a presence in the asset management industry through our 79% majority ownership of Nuveen Investments, Inc. As a management company, we oversee the operations of our subsidiaries and provide them with capital, management and administrative services. At February 1, 2004, The St. Paul and its subsidiaries employed approximately 9,300 persons. Our Internet website address is stpaul.com. We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website address is an inactive textual reference only and the contents of the website are not part of this report.

On November 17, 2003, The St. Paul and Travelers Property Casualty Corp. (“Travelers”) announced the signing of a definitive merger agreement that will create The St. Paul Travelers Companies, Inc. (“St. Paul Travelers”), which would be the nation’s second largest property-casualty insurer based on 2002 A.M. Best data concerning direct premiums written. The merger agreement is filed as an exhibit to this report. The Board of Directors of each company unanimously agreed to the tax-free, stock-for-stock merger (the “Proposed Merger” or the “merger”). Under the terms of the merger agreement, Adams Acquisition Corp., a wholly-owned subsidiary of The St. Paul, will merge into Travelers, resulting in Travelers becoming a wholly-owned subsidiary of The St. Paul, and holders of Travelers Class A and Class B common stock will receive 0.4334 common share of The St. Paul for each Travelers share. The St. Paul expects to issue approximately 437 million shares of its common stock in the Proposed Merger. The transaction is subject to customary closing conditions, including the approval by shareholders of both companies as well as certain regulatory approvals. Special shareholder meetings to vote on the Proposed Merger are scheduled for March 19, 2004 in St. Paul, MN and Hartford, CT. The Amended Registration Statement on Form S-4 related to the Proposed Merger was declared effective by the SEC on February 13, 2004. On December 23, 2003, the Federal Trade Commission granted early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Proposed Merger. The companies are seeking approval of the merger in 11 states and from various foreign regulatory authorities. As of the date of this report, we have received approvals from a number of these regulatory authorities, including the lead domiciliary states of Connecticut and Minnesota, and public hearings have occurred in all states which require hearings to approve the transaction. The transaction is expected to close in the second quarter of 2004.

All information included in the consolidated financial statements and notes to consolidated financial statements in this report reflects only the results of The St. Paul, and does not reflect any impact of the Proposed Merger.

Narrative Description of Business

Property-Liability Insurance

Our property-liability insurance operations underwrite insurance and provide insurance-related products and services to commercial and professional customers throughout the United States and in selected international markets. Our largest insurance underwriting subsidiary is St. Paul Fire and Marine

Insurance Company (“Fire and Marine”). The primary sources of property-liability revenues are premiums earned from insurance policies, income earned from the investment portfolio and net realized gains from sales of investments. According to the most recent industry statistics published in “Best’s Review” with respect to commercial lines property-liability insurers doing business in the United States, our property-liability underwriting operations ranked as the sixth-largest on the basis of 2002 direct written premiums.

Principal Departments and Products

In general, our property-liability insurance operations underwrite the following types, or “lines,” of insurance coverages.

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

•       aviation and ocean marine insurance;

•       contract surety bonds and commercial surety bonds; and

•       umbrella coverages, which provide specified layers of coverage on accounts where we do not provide the primary liability coverage.

Further information about these lines of business, including types of coverage that are specific to an operating segment, are included in the segment descriptions that follow this section.

Through one or more lines underwritten by our business segments, including property and general liability, we are exposed to losses from environmental claims and mold claims. Environmental claims include claims of liability for alleged damage from hazardous or toxic materials. The majority of our general liability policies include an absolute pollution exclusion; however, in several business centers, particularly Oil and Gas and Umbrella/Excess & Surplus Lines in our Specialty Commercial segment, we continue to underwrite new business with limited pollution coverage. In addition, most business that we underwrite in the United Kingdom and Ireland do not normally include absolute pollution exclusions. Under certain policies we underwrite, we are exposed to losses from claims of mold and moisture infiltration, which can cause personal injury and damage to property. Certain policyholders have submitted claims to us under their property and general liability polices that include damages related to the presence of mold. Predominantly, these mold claims are for property damage submitted under a first-party property policy, or for construction defect third-party liability submitted under a general liability policy. Few personal injury claims related to mold under workers’ compensation or general liability policies have been submitted to us. The cause and type of damage of each property damage or bodily injury incident involving mold determines whether the claim may be a covered loss under a property policy or if there is a duty to defend and/or indemnify an insured in a third-party claim. In addition, we have exposure to claims arising from the use of asbestos in building materials and construction. The “Environmental and Asbestos Claims” section of Management’s Discussion and Analysis included in this report provides additional information regarding our historical exposure to and losses from asbestos and environmental claims.

Property-Liability Underwriting Segments

In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are managed. Our property-liability underwriting operations consist of two segments constituting our ongoing operations (Specialty Commercial and Commercial Lines), and one segment predominantly comprised of our runoff operations (Other). The composition of those respective segments is described in greater detail in the following discussion. The following is a summary of changes made to our segments in the first quarter of 2003.

•       Our Surety & Construction operations, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.

•       Our ongoing International operations and our ongoing operations at Lloyd’s, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.

•       Our Health Care, Reinsurance and Other operations, each previously reported as a separate runoff business segment, have been combined into a single Other runoff segment and are under common management. “Runoff” means that we have ceased or plan to cease underwriting business as soon as possible.

•       The results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998), previously included in our Commercial Lines segment, are now included in the Other segment. In addition to our participation in voluntary insurance pools, this prior year business includes the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

In addition, in the fourth quarter of 2003, our Specialty Programs business center, previously reported in our Specialty Commercial segment, was moved to our Commercial Lines segment to more accurately reflect the manner in which this business is underwritten and managed. All data for 2002 and 2001 in this report were restated to be consistent with the changes made to our segment reporting structure in the first and fourth quarters of 2003. The following discussion describes the composition of our three property-liability underwriting segments.

Specialty Commercial.    This segment includes business centers that we have designated specialty commercial operations because each provides dedicated underwriting, claim and risk control services that require specialized expertise, and each focuses exclusively on the respective customers it serves. Insurance coverage in these business centers is often provided on proprietary insurance forms. This segment also includes our ongoing specialty international operations, and our ongoing operations at Lloyd’s. The Specialty Commercial segment collectively generated $4.50 billion of net earned premiums in 2003 (accounting for 64% of our consolidated earned premium volume). The following discussion describes the operations that comprise our Specialty Commercial segment.

The Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual or legal obligations. The surety is responsible for evaluating the risk to be covered and for determining if the principal meets the underwriting requirements for the bond. The premium charged will reflect the size and type of the obligation. By offering a bond, the surety is offering assurance that its customer will meet its obligations as specified under the bond.

According to data published by the Surety Association of America, our domestic Surety operations were the second-largest in the United States based on 2002 direct premiums written. In addition to its U.S. operations, our Surety business center also includes Afianzadora Insurgentes, the leading surety underwriter in Mexico, and our Canadian operations, St. Paul Guarantee, the largest surety bond underwriter in Canada.

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

Like contract surety bonds, commercial surety bonds expose us to the risk that the principal (e.g., the fiduciary in a fiduciary bond or the mining company in a reclamation bond) will not perform the duties required by the contract, applicable law or regulation. Accordingly, we underwrite and price these products by analyzing, among other things, the principal’s creditworthiness and ability to perform.

Certain sectors of our commercial surety business tend to be characterized by low frequency but potentially high severity losses. In October 2000, we made a strategic decision to significantly reduce the exposures in these sectors. Since that time, we had reduced our total commercial surety gross open bond exposure by over 56% by December 31, 2003.

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

We continue to exit the segments of the commercial surety market that are characterized by low frequency but potentially high severity bonds by ceasing to write new business and, where possible, terminating the outstanding bonds. We continue to be a market for traditional commercial surety business, which includes low-limit business such as license and permit, probate, public official, and customs bonds.

Our Construction business center offers a variety of products and services, including traditional insurance, consisting of workers’ compensation, general liability and commercial auto coverages, and other risk management solutions, to a broad range of contractors and parties responsible for construction projects.

Financial & Professional Services provides property and liability coverages for financial institutions, professional liability and management liability coverages for corporations and nonprofit organizations against losses caused by the negligence or misconduct of named directors and officers, and errors and omissions coverages for a variety of professionals such as lawyers, insurance agents and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice. Although we have not observed any notable increase in directors and officers claims in this business center, in view of recent allegations of corporate malfeasance and professional misconduct, and the Sarbanes-Oxley Act of 2002 (and regulations issued by the Securities and Exchange Commission pursuant to that law), the frequency and severity of such claims could increase.

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

The Umbrella/Excess and Surplus Lines Group consists of two distinct business units. Specialty Excess and Umbrella focuses on umbrella and excess liability business for retail agents and brokers, where other insurance companies are providing the primary coverage. The coverages underwritten are typically commercial auto, general liability and product liability. Umbrella coverage may also be underwritten over a company that retains risk or has a self-insured retention, instead of a scheduled underlying policy. The Excess & Surplus Lines unit underwrites non-admitted individual risk business for established wholesale distributors. The coverages typically underwritten include commercial auto, general liability and product liability.

The E&S Underwriting Facilities business center underwrites liability and property facilities produced by wholesalers and managing general agents, which are licensed insurance agents that manage all or part of an insurer’s customers with unique requirements—primarily those with moderate to high hazard exposures requiring expertise in the surplus lines marketplace and the ability to use policy forms not subject to regulatory requirements. Coverages include property, commercial auto, general liability and a small amount of umbrella.

Public Sector Services markets insurance products and services to municipalities, counties, Indian Nation gaming and selected special government districts, including water and sewer utilities, and non-rail transit authorities. The policies written by this business center typically cover property, commercial auto, general liability, workers’ compensation and errors and omissions exposures.

Discover Re, which principally provides commercial auto liability, general liability, workers’ compensation, and property coverages, serves retail brokers and insureds that are committed to the alternative risk transfer market. Alternative risk transfer techniques are typically utilized by sophisticated insureds that are financially able to assume a substantial portion of their own losses. Discover Re is organized in two underwriting units, each of which underwrites primary insurance in connection with arrangements that involve the client or a captive insurer agreeing to bear much of the covered risk. The individual risk unit markets products to individual insureds that are comfortable retaining the more predictable layer of their expected losses through either large deductible or true self-insured retention programs. Under a large deductible structure, we are exposed not only to the risk of loss under the policy but also to the risk of the insured’s inability or unwillingness to pay its obligations under the terms of the agreement. We mitigate the latter risk by collateralizing all or a portion of the expected losses in the insured’s retained layer. The second underwriting unit is the captive/program unit, which focuses on captive business. Similar to the individual risk accounts, the captives retain the more predictable frequency layer of expected losses, with Discover Re providing excess coverage above the captives’ retention. In some instances the captive/program unit may retain little or no risk, but earns revenues primarily from fees collected for providing access to policies from an admitted insurance company.

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

Personal Catastrophe Risk underwrites personal property coverages in certain states exposed to earthquakes and hurricanes, including principally California, Texas and Florida. As with our commercial catastrophe risk coverages underwritten in our Commercial Lines segment, a single loss event may produce heavy losses under a number of policies. We attempt to manage the risk to which we are exposed through natural catastrophe reinsurance coverage. The “Natural Catastrophe Risk Management” section of Management’s Discussion and Analysis included in this report, which includes a discussion of our natural catastrophe risk management procedures, is incorporated herein by reference.

Our International & Lloyd’s operation consists of the following components: our ongoing operations at Lloyd’s, and our ongoing specialty commercial operations outside of the United States, including our Global Accounts business center (collectively referred to hereafter as “international specialties”).

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

In 2003 at Lloyd’s, we underwrote four principal lines of business—aviation, marine, global property and personal lines—through a single syndicate for which we provide 100% of the capital. This syndicate was established in 1996 as Syndicate 1211 and re-branded as Syndicate 5000 in November 2002. Aviation underwrites a broad spectrum of international airline, manufacturer, airport and general aviation business. Marine underwrites energy, cargo and hull coverages. Global property underwrites property coverages worldwide. Personal lines provides specialized accident and health coverages for international clients, including personal accident, kidnap and ransom, and payment protection insurance. Prior to 2003, the aviation and personal lines businesses were underwritten through other syndicates that we managed and in which we participated with other members of Lloyd’s. We do not provide Syndicate 5000 with direct capital contributions, but rather obtain bank letters of credit to support the syndicate’s insurance exposure. We are liable, however, if these letters of credit are called upon to cover any losses of the syndicate and must reimburse the banks that issue the letters of credit for any amounts they pay on our behalf.

In addition to the property-liability business we underwrite at Lloyd’s, we also manage, and have made a commitment to provide 13% of the capacity of, Syndicate 779 at Lloyd’s, which underwrites specialty term life insurance to individuals primarily in the United Kingdom and other European countries.

In December 2003, we completed the sale of Camperdown UK Limited, one of our Lloyd’s corporate names and the vehicle for our participation on the 2003 and prior years of account, to Foltus Investments Limited. We recognized a $2 million pretax gain on this transaction. In 2003, Fire and Marine entered into a 100% quota share reinsurance agreement directly with Syndicate 5000 that in effect transferred Syndicate 5000’s underwriting results for the 2003 year of account to Fire and Marine. In order to continue our ongoing operations at Lloyd’s, we activated two corporate names that will be used for 2004 and future years of account to underwrite Syndicate 5000 business.

Our ongoing international specialties are located in the United Kingdom, Canada and the Republic of Ireland, where we offer specialized insurance and risk management services to a variety of industry sectors. Our ongoing international operations primarily underwrite employers’ liability (similar to workers’ compensation coverage in the U.S.), public and product liability (the equivalent of general liability), professional indemnity (similar to directors and officers or errors and omissions coverage), motor (similar to automobile coverage in the United States) and property. The Global Underwriting business center underwrites “home-foreign” business, representing coverage for a U.S. organization’s property-liability exposures in a foreign country, and “reverse-flow” business, which involves coverage of a foreign organization’s property or liability exposures located in the United States, as part of a global program.

Commercial Lines.    This segment generated $2.22 billion of net earned premiums in 2003, accounting for 31% of our consolidated net earned premium volume. The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet(SM) and St. Paul Advantage(SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks.

The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail enterprises for which annual insurance costs typically range from $75,000 to $1 million, as well as programs for selected industries that are national in scope and have similar risk characteristics such as franchises and associations. The majority of these programs were formerly classified as a separate “Specialty Programs” business center in our Specialty Commercial segment but were reclassified in 2003 to our Middle Market Commercial business center in the Commercial Lines segment to more accurately reflect the manner in which this business is underwritten and managed. Specific lines of insurance underwritten through these programs include property, commercial auto, general liability, workers’ compensation, inland marine, errors and omissions, umbrella and fidelity. Underwriting guidelines, premiums and policy forms issued vary by program and by jurisdiction because of local market conditions and legal requirements. Coverage may be on a primary or an excess basis, depending on how the coverage is structured for a particular insured. Because of the national scope of the programs underwritten, we may be exposed to unusually large losses if a single industry whose members are insured through an association is adversely affected by a major event or development, to the extent that the event or development causes losses throughout the industry. The Middle Market Commercial business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector.

The Property Solutions business center combines our Large Account Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large commercial property risks. Large Accounts are typically those with property premiums greater than $100,000. This business center focuses on underwriting property coverages for real properties exposed to light to moderate hazards, such as hotels and office buildings, rather than high hazard properties such as petrochemical, mining and other basic process industries. Many of the products underwritten by this business center are structured products, in which we write coverage for a specified layer of risk and other insurers underwrite other layers. Some of the policies underwritten by this business center expose us to catastrophe risk, principally earthquake and hurricane, in which a single loss event can produce heavy losses under a number of policies. The structuring, or layering, of risk as described above results in our being less exposed (before the effect of reinsurance) to such catastrophe risk than if we wrote traditional full limits property policies. To further manage our risk, we purchase reinsurance coverage for catastrophe exposures. Our efforts to manage the risk to which we are exposed from natural catastrophe coverage are described in the “Natural Catastrophe Risk Management” section of this report.

Results from our participation in involuntary insurance pools and associations are also included in the Commercial Lines segment. State insurance laws and regulations require us to participate in mandatory property-liability pooling arrangements that provide insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. We limit our participation in these pools and associations to the extent possible.

Other.    This segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd’s, including our participation in the insuring of the Lloyd’s Central Fund; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and various international operations we decided to exit at the end of 2001. We have a management team in place for these operations, seeking to ensure that our outstanding claim obligations are settled in an expeditious and economical manner. This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). In addition to our participation in voluntary insurance pools, this prior year business includes the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

Our Health Care operation historically provided a wide range of medical liability insurance products and services for health care providers throughout the entire health care delivery system, including individual physicians, physician groups, hospitals, managed care organizations and long-term care facilities, as well as certain traditional medical care coverages. Products include coverages for healthcare professionals (physicians and surgeons, dental professionals and nurses); individual healthcare facilities (including hospitals, long-term care facilities and other facilities such as laboratories); and entire systems, such as hospital networks and managed care systems. Typically our Health Care operation underwrote coverages on the basis of an entire clinic, hospital or other organization, so that we are exposed to losses from the malpractice of any one practitioner on the staff of, or with privileges at, the organization. Policies written by this segment are subject to high severity of claims. In the fourth quarter of 2001, we announced our intention to exit the medical liability insurance market, subject to applicable regulatory requirements.

In the years prior to 2002, our Reinsurance operation (formerly known as “St. Paul Re”) generally underwrote treaty and facultative reinsurance for property, liability, ocean marine, surety, certain specialty classes of coverage, and “nontraditional” reinsurance, which provided limited traditional underwriting risk protection combined with financial risk protection. In late 2001, we announced our intention to cease underwriting certain types of reinsurance coverages and narrow our geographic presence in 2002. In November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. (“Platinum”) while retaining liabilities generally for reinsurance contracts incepting prior to January 1, 2002, as well as all liabilities relating to the flooding in Europe in August 2002.

Our remaining in-force pre-2002 reinsurance exposures are principally in the following areas:

•       North American Casualty, which offered customers with exposures in the United States and Canada the following types of casualty reinsurance coverages: general, workers’ compensation, auto, non-medical professional, directors and officers, employment practices, surplus lines, umbrella and environmental impairment as well as accident and health reinsurance coverages;

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

The Other component of this segment includes the results of the following insurance operations.

•       Runoff operations at Lloyd’s, primarily consisting of the following lines of business written through four syndicates, across which our ownership ranged from 54% to 100% and which ceased underwriting in 2001 or the first quarter of 2002. These syndicates underwrote the following business (both U.S. and non-U.S. coverages): casualty insurance and reinsurance, non-marine reinsurance, professional liability insurance (particularly for financial institutions, and directors’ and officers’ liability insurance) and our participation in the insuring of the Lloyd’s Central Fund.

•       Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000. Unionamerica underwrote liability and property coverages, including medical malpractice and other professional liability and directors’ and officers’ liability, both inside and outside of Lloyd’s, on both an insurance and excess-of-loss reinsurance basis.

•       All other international runoff lines of business we decided to exit at the end of 2001, consisting of health care business in the United Kingdom, Canada and Ireland, as well as our underwriting operations in Germany, France, the Netherlands, Argentina, Mexico (excluding surety business), Spain, Australia, New Zealand, Botswana and South Africa. In late 2002, we sold our operations in Argentina, Mexico and Spain. In 2003, we sold our operations in Botswana.

•       The results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). In addition to our participation in voluntary insurance pools, this prior year business includes the majority of our environmental and asbestos liability exposures.

We have a management team in place for the operations comprising this category, to ensure that our outstanding claim obligations are settled in an expeditious and economical manner.

Product Information

The following table summarizes premiums earned by major product line for the years ended December 31, 2003, 2002 and 2001. Our earned premiums related to our foreign operations are presented in total in the table, as those operations do not classify their business using the same product line definitions as our domestic operations.

Years ended December 31	2003	2002	2001
	(In millions)
Other liability	$1,537	$1,325	$1,082
Special property	834	759	600
Commercial auto liability	813	776	624
Workers compensation	792	670	609
Commercial multiple peril	555	542	456
Fidelity and surety	396	353	395
Products liability	386	321	246
Medical malpractice	55	343	600
Reinsurance—nonproportional assumed property	18	250	485
Other	693	656	640
Total earned premium from domestic operations	6,079	5,995	5,737
Earned premium from foreign operations and other	960	1,507	1,672
Total earned premium	$7,039	$7,502	$7,409

Principal Markets and Methods of Distribution

Our insurance operations in the United States are licensed to transact business in all 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. At least five percent of Fire and Marine’s 2003 direct written premiums were produced in each of California, New York, Texas and Florida.

Our insurance business in the United States is produced primarily through over 5,000 independent insurance agencies and insurance brokers. The needs of agents, brokers and policyholders are addressed through approximately 115 offices located throughout the United States. Discover Re, a component of our Specialty Commercial segment, underwrites alternative risk transfer business from its Farmington, CT headquarters and from regional offices in Atlanta, Pittsburgh, Houston and San Francisco.

Our international operations are headquartered in London and underwrite insurance primarily through domestic operations in the United Kingdom, Canada and the Republic of Ireland. We also underwrite surety business in Mexico.

Through our involvement at Lloyd’s, we have access to insurance markets in virtually every country in the world. At our ongoing operations at Lloyd’s, we underwrite property-liability business through a single syndicate (Syndicate 5000) and specialty life insurance through our 13% participation in Syndicate 779. Our managing agency, operating under the name St. Paul Syndicate Management Ltd., underwrites business for these syndicates, which represent approximately 2% of Lloyd’s total capacity.

Reserves for Losses and Loss Adjustment Expenses

General Information.    When claims are made by or against policyholders, any amounts that our underwriting operations pay or expect to pay to the claimant are referred to as losses. The costs of investigating, resolving and processing these claims are referred to as loss adjustment expenses (“LAE”). Our loss reserves reflect estimates of total losses and LAE we will ultimately have to pay under insurance policies, surety bonds and reinsurance agreements. The reserves for unpaid losses and LAE at December 31, 2003 cover claims that were incurred not only in 2003 but also in prior years. They include estimates of the total cost of claims that have already been reported but not yet settled (“case” reserves), and those that have been incurred but not yet reported (“IBNR” reserves). Loss reserves are reduced for estimates of salvage and subrogation.

Loss reserves for tabular workers’ compensation business and certain assumed reinsurance contracts are discounted to present value. Tabular workers’ compensation reserves are indemnity reserves that are calculated using discounts determined with reference to actuarial tables that incorporate interest and contingencies such as mortality, remarriage, inflation or recovery from disability applied to a reasonably determinable payment stream. Reserves for medical costs associated with the work place injury and reserves for loss adjustment expenses are not discounted. Additional information about these discounted liabilities is set forth in Note 1 to our consolidated financial statements included in this report. During 2003, $2 million of discount was amortized and $5 million of additional discount was accrued.

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

The “Loss and Loss Adjustment Expense Reserves” section of Management’s Discussion and Analysis included in Item 7 of this report includes more information about our loss reserves, including an analysis of our long-tail exposures.

Ten-year Development.    The table that follows presents a development of net loss and LAE reserve liabilities and payments for the years 1993 through 2003. The top line on the table shows the estimated liability for unpaid losses and LAE, net of reinsurance recoverables, recorded at the balance sheet date for each of the years indicated.

The table excludes the reserves and activity of Economy Fire and Casualty Company and its subsidiaries (“Economy”), which were included in the sale of our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (“Metropolitan”) in 1999. The table does, however, include reserves and activity for the non-Economy standard personal insurance business that was sold to Metropolitan, since we remain liable for claims on non-Economy standard personal insurance policies that result from losses occurring prior to Sept. 30, 1999 (the closing date of the sale). The “Reconciliation of Loss Reserves” table in Note 8 to our consolidated financial statements in Item 8 of this report includes the reserve activity related to the non-Economy claims, as “Activity on reserves of discontinued operations.”

In December 2003, we completed the sale of Camperdown UK Limited, one of our Lloyd’s corporate names and the vehicle for our participation on the 2003 and prior years of account, to Foltus Investments Limited. The $944 million of net reserves transferred as part of the sale are excluded from net reserves for the year ended December 31, 2003 in the following table. Years prior to 2003 in the table include the Camperdown UK Limited reserves, as well as loss development and payments related to those reserves.

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

The “Cumulative redundancy (deficiency)” line on the table for any given year represents the aggregate change in the estimates for all years subsequent to the year the reserves were initially established. For example, the 1994 net reserve of $12,997 million developed to $12,227 million, or a $770 million redundancy, by the end of 1996. By the end of 2003, the 1994 reserve had developed a redundancy of $1,812 million. The changes in the estimate of 1994 loss reserves were reflected in operations during the past nine years. Likewise, the deficiency that developed with respect to year-end 2001 reserves (primarily related to our medical liability business) was reflected in our results of operations for 2003 and 2002.

The middle portion of the table represents a reconciliation between the net reserve liability as shown on the top line of the table and the gross reserve liability as shown on our balance sheet. This portion of the table also presents the gross re-estimated reserve liability as of the end of the latest re-estimation period (December 31, 2003) and the related re-estimated reinsurance recoverable.

The lower portion of the table presents the cumulative amounts paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2003, $9,640 million of the currently estimated $11,185 million of net losses and LAE that have been incurred for the years up to and including 1994 have been paid. Thus, as of December 31, 2003, it is estimated that $1,545 million of net incurred losses and LAE have yet to be paid for the years up to and including 1994.

Caution should be exercised in evaluating the information shown in this table. It should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the portion of the development shown for year-end 1999 reserves that relates to 1994 losses is included in the cumulative redundancy (deficiency) for the years 1994 through 1999.

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

For additional information regarding our loss reserve liabilities, see Note 8 to our consolidated financial statements included in Item 8 of this report, which includes a reconciliation of beginning and ending loss reserve liabilities for each of the years 2003, 2002 and 2001. In addition, see the “Loss and Loss Adjustment Expense Reserves,” “Environmental and Asbestos Claims” and “Other” sections of Management’s Discussion and Analysis included in Item 7 of this report.

Analysis of Loss and Loss Adjustment Expense (LAE) Development
(In millions)

Year ended December 31	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Net liability for unpaid losses and LAE	$12,970	12,997	13,464	14,689	14,704	14,813	14,042	13,545	15,253	14,849	13,275
Liability re-estimated as of:
One year later	12,601	12,665	12,995	13,929	14,534	14,822	13,315	14,139	16,252	15,495
Two years later	12,227	12,227	12,289	13,703	14,534	14,097	13,183	15,050	17,347
Three years later	11,929	11,770	12,141	13,791	13,917	13,821	13,805	15,713
Four years later	11,567	11,621	12,195	13,395	13,502	14,165	14,154
Five years later	11,454	11,580	11,683	12,967	13,787	14,472
Six years later	11,404	11,197	11,316	13,224	13,984
Seven years later	11,112	10,876	11,547	13,405
Eight years later	10,843	11,104	11,662
Nine years later	11,087	11,185
Ten years later	11,066
Cumulative redundancy (deficiency)	$1,904	1,812	1,802	1,284	720	341	(112)	(2,168)	(2,094)	(646)
Net liability for unpaid losses and LAE	$12,970	12,997	13,464	14,689	14,704	14,813	14,042	13,545	15,253	14,849	13,275
Reinsurance recoverable on unpaid losses	2,581	2,533	2,824	2,864	3,051	3,199	3,678	4,651	6,848	7,777	6,151
Gross liability	15,551	15,530	16,288	17,553	17,755	18,012	17,720	18,196	22,101	22,626	19,426
Gross re-estimated liability:
One year later	15,157	15,620	15,844	17,024	17,725	17,840	17,011	19,576	24,536	23,399
Two years later	15,181	15,257	15,105	16,787	17,466	16,813	17,111	21,988	25,601
Three years later	14,968	14,666	14,985	16,669	16,559	16,777	18,795	22,738
Four years later	14,500	14,675	14,743	15,881	16,259	17,956	19,292
Five years later	14,530	14,350	13,883	15,583	17,321	18,309
Six years later	14,234	13,688	13,576	16,610	17,628
Seven years later	13,813	13,375	14,781	16,845
Eight years later	13,501	14,570	14,960
Nine years later	14,711	14,683
Ten years later	14,673
Gross cumulative redundancy (deficiency)	$878	847	1,328	708	127	(297)	(1,572)	(4,542)	(3,500)	(773)
Cumulative amount of net liability paid through:
One year later	$2,723	2,641	2,893	3,335	3,518	3,950	3,769	4,574	5,416	5,146
Two years later	4,506	4,491	4,827	5,657	6,144	6,476	6,589	8,282	9,605
Three years later	5,778	5,817	6,309	7,444	7,906	8,354	8,941	11,127
Four years later	6,693	6,851	7,390	8,698	9,147	9,852	10,967
Five years later	7,423	7,648	7,857	9,465	10,205	11,560
Six years later	8,020	7,940	8,360	10,244	11,545
Seven years later	8,247	8,305	8,949	11,355
Eight years later	8,540	8,793	9,931
Nine years later	8,976	9,640
Ten years later	9,761
Cumulative amount of gross liability paid through:
One year later	3,316	3,241	3,408	3,702	3,943	4,392	4,297	5,619	7,029	6,711
Two years later	5,489	5,491	5,386	6,310	6,796	7,170	7,632	10,235	12,806
Three years later	7,054	6,842	7,074	8,316	8,657	9,428	10,573	14,267
Four years later	7,989	8,034	8,289	9,559	10,168	11,329	13,603
Five years later	8,831	8,942	8,870	10,486	11,509	13,718
Six years later	9,540	9,311	9,478	11,519	13,487
Seven years later	9,866	9,758	10,290	13,199
Eight years later	10,231	10,454	11,826
Nine years later	10,871	11,783
Ten years later	12,119

NATURAL CATASTROPHE RISK MANAGEMENT

Our property-liability insurance operations expose us to claims arising out of natural catastrophes, as well as terrorism. Natural catastrophes can be caused by various events, but losses are principally driven by hurricanes and earthquakes. The incidence and severity of natural catastrophes and terrorist attacks are inherently unpredictable and may materially reduce our profitability in a given period or even harm our financial condition. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the affected area and the severity of the event.

Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage, especially in areas that are heavily populated. Most of the catastrophe-related claims in our ongoing businesses in the past five years have related to commercial property coverages in the United States. The geographic distribution of our business subjects us to natural catastrophe exposure principally from hurricanes in Florida and the Mid-Atlantic, Northeast, and Gulf coast regions, as well as earthquakes in California, along the New Madrid fault line and in the Pacific Northwest region.

We attempt to estimate the impact of certain catastrophic events using catastrophe models developed by outside vendors. Models are applied to evaluate our exposure to losses arising from individual contracts and in the aggregate. Underwriting controls and systems exist to ensure that individual contracts conform to our risk tolerance, fit within our existing exposure portfolio, and are priced at appropriate levels.

We rely significantly on reinsurance to limit our exposure to natural catastrophes. Reinsurance exists both at an account level and at the portfolio level, where we purchase a specific natural catastrophe reinsurance treaty. In the event that reinsurance capacity providing natural catastrophe protection becomes limited, we would adjust our direct exposures accordingly.

There can be no assurance that our underwriting risk management procedures and our reinsurance programs will limit actual losses to a level consistent with our risk tolerance. Losses from an individual catastrophe, or a series of catastrophes, may materially exceed such amount. Actual results may vary from the expectations developed in our catastrophe modeling, and such variances could negatively impact our reinsurers and the related reinsurance recoverables.

CEDED REINSURANCE

Purpose.   When we purchase reinsurance or “cede” insurance premiums and risks, other insurers or reinsurers agree to share certain risks that we have underwritten. The primary purpose of reinsurance is to limit a ceding insurer’s maximum net loss from individually large or aggregate risks as well as to provide protection against catastrophes. Our reinsurance program is generally managed from a corporate risk-tolerance perspective. Reinsurance contracts addressing specific business center risks are utilized on a limited basis to cover unique exposures as necessary. Our reinsurance program addresses risk through a combination of per-risk reinsurance and reinsurance contracts protecting against the aggregation of risk exposures. Facultative reinsurance, which covers specific risks, is also used to supplement our reinsurance program. Until the transfer of our ongoing reinsurance operations to Platinum in November 2002, we underwrote assumed reinsurance coverages on a worldwide basis.

Price increases and pressures on contract terms and conditions continue in the reinsurance market. Despite these constraints, our reinsurance program continues to support our primary underwriting reinsurance needs, particularly as increases in rates and reductions in limits also continue in the reinsurance market.

Creditworthiness of Reinsurers.   Approximately 94% of our reinsurance recoverable balances at December 31, 2003 were with reinsurance companies having financial strength ratings of A- or higher by A.M Best or Standard & Poors, were from state sponsored facilities or reinsurance pools, or were collateralized reinsurance programs associated with certain of our insurance operations. We have an internal credit security committee, which uses a comprehensive credit risk review process in selecting our reinsurers. This process considers such factors as ratings by major ratings agencies, financial condition, parental support, operating practices, and market news and developments. The credit security committee convenes quarterly to evaluate these factors and take action on our approved list of reinsurers, as necessary.

We maintain an allowance for uncollectible reinsurance, which is evaluated and adjusted on a regular basis to reflect disputed coverages and changing market and credit conditions. Our allowance for uncollectible reinsurance as a percentage of total reinsurance recoverable balances was 1.9% and 1.5% as of December 31, 2003 and 2002, respectively.

In 2001, we entered into two aggregate excess-of-loss reinsurance treaties. One of these treaties was corporate-wide, with coverage triggered when our insurance losses and LAE across all lines of business reached a certain level, as prescribed by terms of the treaty (the “corporate program”). We did not enter into such a treaty in 2002 or 2003. Additionally, our Reinsurance operation was impacted by cessions made under a separate treaty in 2001 and 2002 unrelated to the corporate treaty. The combined impact of these treaties (together, the “reinsurance treaties”) is included in the table that follows.

Years Ended December 31	2003	2002	2001
	(In millions)
Ceded written premiums	$—	$(1)	$128
Ceded losses and loss adjustment expenses	—	(35)	253
Ceded earned premiums	—	(1)	128
Net pretax benefit (detriment)	$—	$(34)	$125

The $35 million of negative losses and loss adjustment expenses ceded in 2002 was related to the reinsurance segment treaty and primarily resulted from a commutation of a portion of that treaty. Note 15 to our consolidated financial statements in Item 8 of this report provides a schedule of ceded reinsurance and additional information about the reinsurance treaties.

Until the transfer of our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. (“Platinum”) in November 2002, we underwrote assumed reinsurance coverages on a worldwide basis. We remain liable on all reinsurance contracts with inception dates prior to January 1, 2002, as well as on certain 2002 contracts that were not transferred to Platinum. Note 19 to our consolidated financial statements in Item 8 of this report provides more information about the transfer of operations to Platinum.

TERRORISM RISK AND LEGISLATION

On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”). TRIA established a temporary federal program which requires U.S. and other insurers to offer coverage in their commercial property and casualty policies for losses resulting from terrorists’ acts committed by foreign persons or interests in the United States or with respect to specified U.S. air carriers, vessels or missions abroad. The coverage offered may not differ materially from the terms, amounts and other coverage limitations applicable to other policy coverages. These requirements terminate at the end of 2004 unless the Secretary of the Treasury extends them to 2005.

Under TRIA, the U.S. Secretary of the Treasury determines whether an act is a covered terrorist act, and if it is covered, losses resulting from that act ultimately are shared among insurers, the federal government and policyholders. Generally, insurers pay all losses to policyholders, retaining a defined “deductible” and 10% of losses above that deductible. The federal government will reimburse insurers for 90% of losses above the deductible and, under certain circumstances, the federal government will require insurers to levy surcharges on policyholders to recoup for the federal government its reimbursements paid.

An insurer’s deductible in 2003 was 7% of the insurer’s 2002 direct earned premiums, and rises to 10% of 2003 direct earned premiums in 2004 and, if the program continues in 2005, 15% of 2004 direct earned premiums in 2005. Federal reimbursement of the insurance industry is limited to $100 billion in each of 2003, 2004 and 2005, and no insurer that has met its deductible shall be liable for the payment of its portion of the aggregate industry insured loss that exceeds $100 billion, thereby capping the insurance industry’s and each insurer’s ultimate exposure to terrorist acts covered by TRIA.

TRIA voided terrorist exclusions in policies in-force on November 26, 2002 to the extent of the TRIA coverage required to be offered and imposed requirements on insurers to offer the TRIA coverage to policyholders at rates chosen by the insurers on policies in-force on November 26, 2002 and all policies renewed or newly offered thereafter. Policyholders may accept or decline coverage at the offered rate and, with respect to policies in-force on November 26, 2002, TRIA coverage remains in effect until the policyholder fails to purchase the coverage within a specified period following the insurer’s rate quotation for the TRIA coverage. We have fully implemented our long-term rating plans in all states.

We continue to monitor TRIA’s impact on the insurance industry generally and on us specifically. Our domestic insurance subsidiaries and certain business we underwrite through Lloyd’s are subject to TRIA and, in the event of a terrorist act covered by TRIA, coverage would attach after losses of approximately $690 million (calculated based on 10% of our TRIA-qualifying calendar year 2003 direct earned premium total). Accordingly, TRIA’s federal reimbursement provisions alone do not protect us from losses from foreign terrorist acts that could be material to our results of operations or financial condition. Furthermore, there is substantial uncertainty in determining the appropriate rates for offering TRIA coverage (and coverage for terrorist acts generally), and our quoted rates could be too low and attract poor risks or, alternatively, could be higher than our competitors and result in the loss of business. There are numerous interpretive issues in connection with TRIA’s implementation by the Secretary of the Treasury that remain to be resolved, including the timing of federal reimbursement for TRIA losses, the standards for obtaining the federal reimbursement and the mechanisms for allocating losses exceeding insurers’ deductibles. We currently have property reinsurance that would cover only a portion of our deductible. In April 2003, we renewed our terrorism reinsurance coverage, as described in the following discussion. There can be no assurance TRIA will achieve its objective of creating a viable private insurance market for terrorism coverage prior to TRIA’s expiration, and rates and forms used by us and our competitors may vary widely in the future.

Regardless of TRIA, some state insurance regulators do not permit terrorism exclusions in various coverages we write, and currently, we have not excluded coverage for terrorist acts by domestic terrorists (e.g., the Oklahoma bombing) in our domestic coverages, or resulting from terrorist acts occurring outside the United States from our international coverages. Accordingly, our exposure to losses from terrorist acts is not limited to TRIA coverages. Losses from terrorists’ acts, whether arising under TRIA coverages or otherwise, could be material to our results of operations and financial condition.

PURCHASE OF TERRORISM COVERAGE AND EXPOSURE TO FUTURE TERRORIST EVENTS

After the terrorist attacks in September 2001, reinsurers, in general, specifically excluded terrorism coverage from property reinsurance treaties that subsequently renewed. As a result, in the second quarter of 2002, we purchased limited specific terrorism coverage in the form of two separate property reinsurance treaties. Those treaties expired on April 1, 2003, on which date we renewed our coverage in the form of a combined per-risk and catastrophe terrorism occurrence treaty. The treaty provides both certified and non-certified TRIA coverage. (To be TRIA certified, the terrorist act must be sponsored by an international group or state and damage caused must exceed a financial threshold, whereas non-certified coverage refers to acts of domestic terrorism). In addition, we secured non-certified TRIA terrorism coverage in our standard property reinsurance treaty renewals in April 2003 as part of our overall ceded reinsurance program. We renewed the majority of our reinsurance treaties covering workers’

compensation in July 2003, and the majority of treaties covering general liability business in August 2003; those renewals included both certified and non-certified TRIA coverage. Generally, our reinsurance treaties do not cover acts of terrorism involving nuclear, biological or chemical events. There can be no assurance that we will be able to secure terrorism reinsurance coverage on expiring treaties each year.

PROPERTY-LIABILITY INVESTMENT OPERATIONS SEGMENT

Our board of directors approves the overall investment plan for the companies within The St. Paul’s property-liability operations. Each subsidiary develops its own specific investment policy tailored to comply with domestic laws and regulations and the overall corporate investment plan. The primary objectives of those plans are to ensure our ability to meet our liabilities, primarily consisting of insurance claim payments, and, having done that, to increase our shareholders’ equity. The funds we invest are generated by underwriting cash flows, consisting of the premiums collected less losses and expenses paid, and by investment cash flows, consisting of income received on existing investments and proceeds from sales, redemptions and maturities of investments.

The majority of funds available for investment are deployed in a widely diversified portfolio of high-quality, intermediate-term taxable U.S. government, corporate and mortgage-backed bonds, and tax-exempt U.S. municipal bonds. We also invest much smaller amounts in equity securities, venture capital and real estate. The latter three investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

The following discussion provides more information on each of our invested asset classes.

Fixed Income Securities.   Our portfolio of fixed income securities constituted 71% (at cost) of our property-liability insurance operations’ investment portfolio at December 31, 2003. The portfolio is primarily composed of high-quality, intermediate-term taxable U.S. government, corporate and mortgage-backed bonds, and tax-exempt U.S. municipal bonds. The following table presents information about the fixed maturity portfolio for the years 2001 through 2003 (dollars in millions).

Year	Amortized Cost at Year-end	Estimated Fair Value at Year-end	Weighted Average Pre-tax Yield	Weighted Average After-tax Yield
2003	$15,585	$16,447	5.7%	4.1%
2002	$16,126	$17,135	6.2%	4.5%
2001	$15,194	$15,756	6.6%	4.8%

We participate in a securities lending program whereby certain securities from our fixed income portfolio are loaned to other institutions. We require collateral equal to 102 percent of the fair value of the loaned securities. We maintain full ownership rights to the securities loaned, and continue to earn interest on them. In addition, we have the ability to sell the securities while they are on loan. We have an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. We record securities lending collateral as a liability and pay the borrower an agreed upon interest rate. The proceeds from the collateral are invested in short-term investments and are reported as “Securities on Loan” on the balance sheet. We share a portion of the interest earned on these short-term investments with the lending agent. The fair value of the securities on loan is removed from fixed income securities on the balance sheet and shown as a separate investment asset.

We manage our bond portfolio conservatively to provide reasonable returns while limiting exposure to risks. At December 31, 2003, approximately 96% of our fixed income portfolio (comprised of fixed income securities, the fixed income portion of our securities on loan and short-term investments), was rated investment grade. Approximately 3% consisted of non-investment grade securities and 1% were non-rated securities.

Real Estate and Mortgage Loans.   Our real estate holdings consist of a diversified portfolio of commercial office and warehouse properties that we own directly or have partial interest in through joint ventures. The properties are geographically distributed throughout the United States and had an overall occupancy rate of 89.7% at December 31, 2003. We also have a portfolio of real estate mortgage loans acquired in our merger with USF&G Corporation in 1998. The real estate and mortgage loan portfolio produced $67 million of pretax investment income in 2003 and generated $4 million of pretax realized gains.

Venture Capital.   Securities of small- to medium-sized companies spanning a variety of industries comprise our venture capital holdings, which accounted for 2% of property-liability investments (at cost) at December 31, 2003. The $535 million carrying value of venture capital investments at December 31, 2003 included $24 million of pretax unrealized appreciation. Venture capital investments generated pretax realized investment gains of$51 million in 2003 and losses of $200 million in 2002.

In our venture capital portfolio, the sale of a large portion of one of our investment holdings generated a pretax gain of $171 million in 2003, which was largely offset by impairment realized losses totaling $143 million related to 38 of our investment holdings. Fourteen of those holdings were impaired due to a merger or sale at a value less than our cost. Eleven holdings experienced fundamental economic deterioration (characterized by gross margins being less than expected, product pricing not meeting initial projections due to market conditions, and greater than expected manufacturing expenses). Six holdings were written down because the entities’ progress was substantially less than planned and additional financing was required at values less than our cost. An additional six holdings were impaired due to cessation of operations of the entity. Finally, one holding was impaired because market demand for its product was less than expected.

In 2002, realized losses in our venture capital portfolio included $56 million of losses resulting from the sale of the majority of our partnership investment holdings, and impairment write-downs in 25 of our holdings totaling $122 million. These holdings were impaired for the same general reasons noted above for the 2003 impairments: seven holdings were impaired because market demand for their products was less than expected; seven holdings were written down because the entities’ progress was less than planned and additional financing would be required; five holdings were impaired due to fundamental economic deterioration (as defined above); four holdings were impaired due to a merger or sale at less than our cost; and two holdings were impaired due to cessation of operations.

Equities.   Our equity holdings consist of a diversified portfolio of public common stock, comprising less than 1% of total property-liability investments (at cost) at year-end 2003. In mid-2002, we began reducing our equity investments. Our decision to reduce our public equity holdings was prompted by several factors, including our opinion as to the near-term direction of equity prices, a comprehensive evaluation of our aggregate equity exposure (including venture capital and equities held by our pension fund), and a change in our opinion as to the level of public equity investments that is appropriate for publicly held insurance companies in light of increasing equity market volatility. By the end of 2003, we had reduced our equity investments by $953 million (at cost) since year-end 2001.

Short-Term and Other Investments.   Our portfolio also includes short-term securities and other miscellaneous investments (including our 14% equity ownership stake in Platinum and our warrants to purchase up to six million additional common shares of Platinum), which in the aggregate comprised 15% of property-liability investments at December 31, 2003. Also included in “Other investments” at December 31, 2003 and 2002 was a long-term interest-bearing security from a highly rated entity, supporting a series of insurance transactions. The carrying value of that security on those dates was $359 million and $386 million, respectively.

Derivatives.   Our property-liability investment operations have had limited involvement with derivative financial instruments, primarily for purposes of hedging against fluctuations in foreign currency exchange rates and interest rates. Effective January. 1, 2001, we adopted the provisions of Statement of Financial Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which required the recognition of all derivative instruments as either assets or liabilities on the balance sheet. See Note 7 to our consolidated financial statements in Item 8 of this report, which provides more information regarding the impact of adopting SFAS No. 133.

In addition to Note 7, see Notes 1, 5 and 6 to our consolidated financial statements included in Item 8 of this report, which provide additional information about our investment portfolio.

Asset Management

Nuveen Investments, Inc. (“Nuveen Investments,” formerly The John Nuveen Company) is our asset management subsidiary. The St. Paul and its largest property-liability insurance subsidiary, Fire and Marine) hold a combined 79% interest in Nuveen Investments.

Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high net worth and institutional market segments. Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high net worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. Nuveen Investments also provides managed account services, including privately offered partnerships, to several institutional market segments and channels.

Nuveen Investments’ primary business activities generate three principal sources of revenue: (1) advisory fees earned on assets under management, including exchange-traded funds, separately managed accounts and mutual funds; (2) underwriting and distribution revenues earned upon the sale of certain investment products and (3) performance fees earned on certain institutional accounts based on the performance of such accounts. Advisory fees accounted for 90% of Nuveen Investments’ total revenues in 2003.

Operations of Nuveen Investments are organized around its principle advisory subsidiaries, which are registered investment advisors under The Investment Advisors Act of 1940:  Nuveen Advisory Corp. (“NAC”) and Nuveen Institutional Advisory Corp (“NIAC”) manage various Nuveen mutual funds and exchange-traded funds; Nuveen Asset Management (“NAM”), Rittenhouse Asset Management (“Rittenhouse”), NWQ Investment Management Company, LLC (“NWQ”), and Symphony Asset Management (“Symphony”) principally provide investment management services for individual and institutional managed accounts.

Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under The Securities Exchange Act of 1934, provides investment product distribution and related services for the Company’s managed funds and, through March of 2002, sponsored and distributed the Company’s defined portfolios.

At December 31, 2003, Nuveen Investments’ assets under management totaled $95.4 billion, consisting of $47.1 billion of exchange-traded funds, $25.7 billion of retail managed accounts, $10.3 billion of institutional managed accounts, and $12.3 billion of mutual funds.

Competition

Property-Liability Insurance

The property-liability insurance industry is highly competitive in the areas of price, service, product offerings, technology and agent relationships. Ratings issued by independent ratings agencies are also a competitive factor in the insurance business. Increasing the competitive pressure is the current low interest rate environment that is impacting investment returns and making underwriting decisions even more critical. Our domestic and international insurance subsidiaries compete with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. Competitors in this market are primarily national property-liability insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance. There are approximately 3,400 property and liability insurance companies in the United States operating independently or in groups, and no single company or group is dominant. According to A.M. Best, we are the sixth-largest United States commercial lines property and liability insurance group based on 2002 direct premiums written. Some of our competitors are larger and have greater access to capital. In various markets, we also compete based on ratings and several of our competitors are more highly rated.

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

Asset Management

Nuveen Investments is subject to substantial competition in all aspects of its business. The registered representatives that distribute Nuveen Investments’ investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. Nuveen Investments’ managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various “wrap-fee” programs. The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and closely monitor the investment performance and customer service aspects of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs.

Nuveen Investments is also subject to competition in obtaining the commitment of underwriters to underwrite its exchange traded fund offerings. To the extent the increased competition for underwriting and distribution causes higher distribution costs, Nuveen Investments’ net revenue and earnings will be reduced.

Investment products are sold to the public by broker/dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than Nuveen. In addition, continuing consolidation in the financial services industry and the recent bear market environment are altering the landscape in which Nuveen Investments’ distributors compete and the economics of many of the products they offer. The effect that these continuing changes in the brokerage and investment management industries will have on Nuveen Investments and its competitors cannot be predicted. Nuveen Investments competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.

Regulation

Property-Liability Insurance

Insurance Holding Company Regulation.   The St. Paul and our domestic insurance subsidiaries are subject to regulation as an insurance holding company system in states where our insurance subsidiaries are domiciled, which currently include Minnesota, Maryland, Wisconsin, Mississippi, Iowa, Illinois, California, Delaware, Indiana, Vermont and New York. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. Such regulations also require the insurance holding company and each insurance subsidiary to register with the insurance department in the insurance subsidiary’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system.

Payment of Dividends.   Fire and Marine is our lead U.S. property-liability underwriting subsidiary, and its dividend paying capacity is regulated by the laws of Minnesota, its state of domicile. Minnesota insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Fire and Marine may be declared or paid only from earned surplus, or unassigned funds, as determined pursuant to statutory accounting principles. As of December 31, 2003, Fire and Marine’s earned surplus was $2.2 billion. Fire and Marine also must notify the Minnesota insurance regulator of its intent to pay a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, and may not pay such dividend until either 30 days after the Minnesota insurance regulator has received notice of it and has not within that period disapproved it, or the regulator has approved the payment. The current statutory limitation applicable to Minnesota property-liability insurers generally is the greater of:

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

Approximately $774 million will be available to us from payment of ordinary dividends by Fire and Marine in 2004. Any dividend payments beyond the $774 million limitation are subject to prior approval of the Minnesota Commissioner of Commerce. Business and regulatory considerations may impact the amount of dividends actually paid. In 2003, we received dividends in the form of cash and securities totaling $625 million from our U.S. underwriting subsidiaries. We received no cash dividends from our U.S. property-liability underwriting subsidiaries in 2002. In 2001, we received dividends in the form of cash and securities of $827 million from Fire and Marine.

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

Insurance Guaranty Association Assessments.   Each state has insurance guaranty association laws under which life and property and casualty insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2003 and 2002, we incurred net expense of $10 million and $13 million, respectively, pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal Regulation of Insurance Operations.   On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, or “TRIA.”  A discussion of TRIA’s principal provisions can be found in the “Terrorism Risk and Legislation” section of this report.

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

Nuveen Investments has responded and continues to respond to various requests and inquiries from regulatory and governmental officials that are related to recent well-publicized alleged incidents of inappropriate and illegal trading within the asset management industry. These incidents could result in increased regulation of all asset managers, including Nuveen Investments. Such regulation could have an adverse effect on Nuveen Investments’ profitability.

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

We own a building in London, England, which houses a portion of our U.K. operations. We retained ownership of another building in London subsequent to the sale of Minet Holdings plc to Aon Corporation in 1997, which is being leased to an outside party. In a transaction completed in March 2001, we sold a 50% interest in this building. In April 2003, we completed the sale of our 68-acre office campus in Baltimore, MD that we acquired as part of our merger with USF&G Corporation in 1998. As part of the sale agreement, we agreed to lease a portion of the office space on the campus until September 2004. In August 2003, we sold a parking ramp we owned in downtown St. Paul, MN for total proceeds of approximately $5 million.

Fire and Marine and its subsidiary, St. Paul Properties, Inc., own a portfolio of income-producing properties in various locations across the United States that they have purchased for investment. Included in this portfolio are four office buildings in which we hold a 50% ownership interest located on Manhattan Island in New York, NY which collectively accounted for approximately 7% of the carrying value of the property portfolio at December 31, 2003.

Our operating subsidiaries rent or lease office space in most cities in which they operate.

Management considers the currently owned and leased office facilities of The St. Paul and its subsidiaries adequate for the current and anticipated future level of operations.

Item 3.                  Legal Proceedings.

Legal Matters—In the ordinary course of conducting business, we (and certain of our subsidiaries) have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations, including liability under environmental protection laws and for injury caused by exposure to asbestos products. Plaintiffs in these lawsuits are seeking money damages that in some cases are substantial or extra contractual in nature or are seeking to have the court direct the activities of our operations in certain ways.

Although the ultimate outcome of these matters is not presently determinable, it is possible that the resolution of one or more matters may be material to our results of operations; however, we do not believe that the total amounts that we and our subsidiaries will ultimately have to pay in all of these lawsuits will have a material effect on our liquidity or overall financial position.

The following is a summary of certain litigation matters with contingencies:

•       Asbestos Settlement Agreement—On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company, St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us, with any of MacArthur Company, Western MacArthur Company, and Western Asbestos Company. In January 2004, the U.S. Bankruptcy Court for the Northern District of California issued an order approving the settlement agreement and confirming the MacArthur Companies’ proposed plan of reorganization. See further discussion in Note 20 to the consolidated financial statements included in Item 8 of this report. In the first quarter of 2003, we made a payment of $747 million, (which included $7 million interest), related to the Western MacArthur settlement agreement. That amount, along with $60 million of an initial $235 million payment made in the second quarter of 2002, is being held in escrow pending final confirmation of the bankruptcy court approval of the settlement agreement and the MacArthur Companies’ plan of reorganization. Accordingly, as of December 31, 2003, these payments were recorded in the amounts of $807 million in both “Other Assets” and “Other Liabilities.”

•       Petrobras Oil Rig Construction—In September 2002, the United States District Court for the Southern District of New York entered a judgment in the amount of approximately $370 million to Petrobras, an energy company that is majority-owned by the government of Brazil, in a claim related to the construction of two oil rigs. One of our subsidiaries provided a portion of the surety coverage for that construction. As a result, we recorded a pretax loss of $34 million ($22 million after-tax) in 2002 in our Surety & Construction business segment. The loss recorded was net of reinsurance and previously established case reserves for this exposure, and prior to any possible recoveries related to indemnity. We continue to actively pursue an appeal of this judgment.

•       Purported Class Action Shareholder Lawsuits—In the fourth quarter of 2002, several purported class action lawsuits were filed against our chief executive officer, our chief financial officer, and us. In the first quarter of 2003, the lawsuits were consolidated into a single action, which makes various allegations relating to the adequacy of our previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seeks unspecified damages and other relief. In the fourth quarter of 2003, we agreed in principle to a settlement, which is subject to certain customary conditions and subject to court approval. If the settlement is consummated, it will result in our payment of an amount that is not material to our results of operations.

•       Boson v. Union Carbide Corp., et al; Abernathy v. Ace American Ins. Co—In 2003, lawsuits were filed in Texas and Ohio against certain of our subsidiaries, and other insurers and non-insurer corporate defendants, asserting liability for failing to warn of the dangers of asbestos. It is difficult to predict the outcome for financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted. We believe, however, that the cases are without merit and we intend to contest them vigorously. In this regard, we filed special exceptions in all of the Texas cases. In October 2003, a court ruled on the special exceptions in 11 of those cases, dismissing the cases with prejudice. Subsequently, the court dismissed another case on the same grounds. We view these as significant rulings in our favor. The special exceptions in the remaining 50 cases have not yet been ruled upon. We intend to file similar motions to dismiss in the Ohio cases.

•       World Trade Center Litigation—In 2002, we and certain other insurers obtained a summary judgment ruling that the World Trade Center (“WTC”) property loss on September 11, 2001 was a single occurrence. Certain insureds, including the WTC’s leaseholder, appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In September 2003, the U.S. Circuit Court of Appeals for the Second Circuit ruled that under terms of the policy form we used to underwrite property coverage for the WTC, the terrorist attack constituted one occurrence.

•       Farina v. Travelers Property Casualty Corp., et al—A purported class action was recently filed in Connecticut state court against Travelers Property Casualty Corp. and its board of directors alleging that they breached their fiduciary duties to Travelers’ shareholders in connection with the adoption of the merger and the merger agreement with the Company. The complaint seeks injunctive relief as well as unspecified monetary damages. The complaint also names the Company and its subsidiary, Adams Acquisition Corp., as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty. We believe this suit is wholly without merit and intend to vigorously defend against it.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.                  Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange, where it is assigned the symbol SPC. The number of holders of record, including individual owners, of our common stock was 16,848 as of February 24, 2004. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of our common stock for each quarter during the last two years.

	High	Low	Cash Dividend Declared
2003
First Quarter	$36.66	$29.33	$0.29
Second Quarter	38.02	32.32	0.29
Third Quarter	38.49	34.30	0.29
Fourth Quarter	39.65	35.15	0.29
2002
First Quarter	$49.41	$39.50	$0.29
Second Quarter	50.12	38.34	0.29
Third Quarter	37.88	24.20	0.29
Fourth Quarter	37.24	27.05	0.29

Cash dividends paid per share in 2003 and 2002 were $1.16 and $1.15, respectively.

Item 6.                  Selected Financial Data.

SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA

The St. Paul Companies

	2003	2002	2001	2000	1999	1998
	(In millions, except ratios and per share data)
Consolidated
Revenues from continuing operations	$8,854	$9,030	$9,032	$7,946	$7,149	$7,315
After-tax income (loss) from continuing operations	678	243	(1,009)	970	705	187
Investment Activity
Net investment income	1,120	1,169	1,217	1,262	1,259	1,295
Pretax realized investment gains (losses)	73	(165)	(94)	632	286	203
Other Selected Financial Data (as of December 31)
Totals assets	39,563	39,959	38,321	35,502	33,418	33,211
Debt	3,750	2,713	2,130	1,647	1,466	1,260
Redeemable preferred securities	—	889	893	337	425	503
Common shareholders’ equity	6,150	5,681	5,056	7,178	6,448	6,621
Common shares outstanding	228.4	226.8	207.6	218.3	224.8	233.7
Per Common Share Data
Income (loss) from continuing operations (diluted)	2.79	1.03	(4.84)	4.14	2.89	0.73
Year-end book value	26.93	25.05	24.35	32.88	28.68	28.32
Year-end market price	39.65	34.05	43.97	54.31	33.69	34.81
Cash dividends declared	1.16	1.16	1.12	1.08	1.04	1.00
Property-Liability Insurance
Net written premiums	7,540	7,137	7,895	5,884	5,112	5,276
Pretax income (loss) from continuing operations	889	243	(1,400)	1,467	971	298
Statutory combined ratio:
Loss and loss adjustment expense ratio	73.4	79.9	100.9	70.0	72.9	82.2
Underwriting expense ratio	29.1	29.7	29.3	34.8	35.0	35.2
Combined ratio	102.5	109.6	130.2	104.8	107.9	117.4

FORWARD-LOOKING STATEMENT DISCLOSURE AND CERTAIN RISKS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements of current condition. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks” or “estimates,” or variations of such words, and similar expressions are intended to identify forward-looking statements. Examples of these forward-looking statements include statements concerning:

•       market and other conditions and their effect on future premiums, pricing, revenues, earnings, cash flow and investment income;

•       price increases, improved loss experience, and expense savings resulting from the restructuring and other actions and initiatives announced in recent years;

•       statements concerning the anticipated bankruptcy court approval of the Western MacArthur asbestos litigation settlement;

•       statements concerning our expectations in our Health Care operation as we settle claims in a runoff environment;

•       statements concerning claims made on surety bonds and the amounts we may ultimately pay with respect to these claims; and

•       statements concerning our estimated maximum exposure in respect of a contract surety customer.

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

•       our exposure to natural catastrophic events, which are unpredictable, with a frequency or severity exceeding our estimates, resulting in material losses;

•       the possibility that claims cost trends that we anticipate in our businesses may not develop as we expect;

•       the impact of the September 11, 2001 terrorist attack and the ensuing global war on terrorism on the insurance industry in general, the implementation of the Terrorism Risk Insurance Act and potential further intervention in the insurance and reinsurance markets to make available insurance coverage for acts of terrorism;

•       risks relating to our potential exposure to losses arising from acts of terrorism and sabotage;

•       risks relating to our continuing ability to obtain reinsurance covering catastrophe, surety and other exposures at appropriate prices and/or in sufficient amounts;

•       risks relating to the collectibility of reinsurance and adequacy of reinsurance to protect us against losses;

•       risks relating to actual and potential credit exposures, including to derivatives counterparties, reinsurers, and related to co-surety arrangements;

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

•       the risk that our investment portfolio suffers reduced returns or investment losses, which could reduce our profitability;

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

•       unfavorable developments in non-Western MacArthur related asbestos litigation (including claims that certain asbestos-related insurance policies are not subject to aggregate limits);

•       unfavorable developments in environmental litigation involving policy coverage and liability issues;

•       in the case of a large contract surety exposure, risks relating to the implementation of the customer’s restructuring plan;

•       the effects of emerging claim and coverage issues on our business, including developments relating to issues such as mold conditions, construction defects and changes in interpretation of the named insured provision with respect to the uninsured/underinsured motorist coverage in commercial automobile policies;

•       the growing trend of plaintiffs targeting property-liability insurers, including us, in purported class action litigation relating to claim-handling and other practices;

•       the risk that our subsidiaries may be unable to pay dividends to us in sufficient amounts to enable us to meet our obligations and pay future dividends;

•       the cyclicality of the property-liability insurance industry causing fluctuations in our results;

•       risks relating to our asset management business, including the risk of material reductions to assets under management from a significant rise in interest rates, declining equity markets or poor investment performance and risks associated with failure to comply with various governmental regulations;

•       our dependence on the business provided to us by agents and brokers;

•       our implementation of new strategies and initiatives;

•       risks related to our ability to consummate the Proposed Merger in a timely fashion, including the possibility of delays resulting from shareholder or regulatory approvals and other matters beyond our control and potentially adverse consequences, including announced rating agency downgrades, in the event the transaction is not consummated;

•       risks related to our ability to efficiently and effectively integrate the Company’s businesses with the businesses of Travelers in a timely manner following the Proposed Merger, including those arising from the diversion of management resources to the integration process and potential business disruptions resulting from employee uncertainty and lack of focus;

•       risks related to our ability to realize the cost savings and synergies that we expect to achieve in the Proposed Merger;

•       our ability to retain key employees after the Proposed Merger; and

•       various other matters.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2003

The St. Paul Companies, Inc. (“The St. Paul” or the “Company”) is incorporated as a general business corporation under the laws of the State of Minnesota. The St. Paul and its subsidiaries constitute one of the oldest insurance organizations in the United States, dating back to 1853. We are a management company principally engaged, through our subsidiaries, in providing commercial property-liability insurance products and services. We also have a presence in the asset management industry through our 79% majority ownership of Nuveen Investments, Inc. As a management company, we oversee the operations of our subsidiaries and provide them with capital, management and administrative services. Our Internet website address is stpaul.com. We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website address is an inactive textual reference only and the contents of the website are not part of this report.

OVERVIEW

The company generates its return on capital primarily by taking in premiums, net of the expenses to generate those premiums as well as other expenses, and investing them, predominantly in fixed income securities, until the company pays out losses related to the insurance coverage provided. The primary factors impacting returns which are monitored regularly by the company include:

•       the adequacy of premiums charged relative to the risks assumed;

•       investment returns on the premium cash flows;

•       efficiency of the Company’s operations and ability of management to control expenses; and

•       the amount and timing of paid losses.

Adequacy of premiums

The company experienced its fifth consecutive year of generally increasing prices in 2003. These increases exceeded increases in our estimated loss trends, resulting in improved margins and cash flow. Average price increases during 2003 were 20% in our specialty commercial segment and 11% in our commercial lines segment. While the overall absolute level of price increases in 2003 slowed from 2002 levels, we expect overall price increases in 2004 to continue to exceed overall increases in estimated loss trends. However, the property and casualty insurance industry has historically been highly cyclical, and price competition in the years leading up to 1999 generally resulted in declining profitability in the industry. The company has implemented internal management reporting to monitor pricing and profitability, allowing the company to take actions to maximize profitability as pricing or premium adequacy trends change.

Investment returns

Investment returns are a major component of the company’s revenue and profitability. At December 31, 2003, nearly 90% of the company’s investment portfolio consisted of fixed income securities, securities on loan and short-term investments. Lower rates of return on new money invested in recent years have required higher premium levels to generate the same returns on capital. The Company believes that decreasing interest rates since the beginning of 2000 have been one of the factors causing property-liability insurance prices to increase. Likewise, increases in new money investment rates will increase investment income, but may result in increased price competition in the industry as companies could generate the same return on equity at lower premium levels. However, if new money investment rates increase, the value of our fixed income portfolio will decrease.

During 2003, the Company’s average new money investment rate was 4.5% for taxable bonds and 3.1% for tax-exempts, which reduced the average imbedded pre-tax yield in our long-term fixed income portfolio to 5.7% at December 31, 2003, down from 6.2% a year earlier.

The Company’s fixed income portfolio maintains a very high credit quality with an average rating at AA+ and a relatively short duration of 3.8 years which mitigates the risks of increasing interest rates and widening credit spreads. During 2003, duration lengthened slightly, from 3.3 years.

Efficiency of the operations

The property-liability industry generally measures expenses as a percentage of written premiums, a component of revenue. Management uses a variety of measures, including the statutory expense ratio, to evaluate its success in controlling expenses. Expenses consist of variable components, such as taxes, fees and commissions that are calculated as a percentage of premium, and fixed components such as salaries, benefits, rent and system costs. The statutory expense ratio for the year ended December 31, 2003 was 29.1, an improvement over the comparable 2002 statutory expense ratio of 29.7. While the Company experienced increases in variable costs in the second half of 2003 as premiums grew, the statutory expense ratio declined. A significant portion of the increase in premiums was driven by price increases and not unit or policy increases, and generally did not require commensurate increases in fixed expenses to manage the business. Significant decreases in premiums written in our runoff businesses, combined with continuing expenses to manage those businesses, prevented further improvement in our consolidated expense ratio in 2003. We expect to manage our business in 2004 with a general objective of keeping expenses level, except for variable expenses that vary with premium production, such as premium taxes and commissions.

Accordingly, absent unfavorable developments in the pricing environment, we expect our statutory expense ratio to generally remain stable or improve in 2004.

The amount and timing of paid losses

Management estimates the amount it expects to pay claimants for insured losses and the cost of investigating, resolving and processing those claims. Given the inherent uncertainty in the reserving process and that many of the coverages we offer involve claims that may not ultimately be settled for many years after they are incurred, our estimates may be materially different from the amounts we ultimately pay or incur with respect to insured losses. If our estimates change, we make adjustments to our reserves and these adjustments are reflected in our income statements for the current period. One measure management uses to assess our profitability is our statutory combined ratio, which reflects the sum of the statutory loss ratio (incurred losses as a percentage of earned premium) and the statutory expense ratio described above. Our loss ratio improved from 79.9 in 2002 to 73.4 in 2003. Over the past two years, increasing pricing has significantly improved the combined ratio in our ongoing segments, which dropped from 108.6 in 2001 to 95.8 in 2002 and 91.7 in 2003.

Proposed Merger with Travelers

Management believes that the Proposed Merger with Travelers Property Casualty Corp., announced on November 17, 2003, will be a transforming event for The St. Paul. Management believes that the Proposed Merger will create a premier property and casualty insurance company that will be well positioned for long-term success and the creation of superior shareholder value in the highly competitive property and casualty insurance industry. Management believes that the combined company will have significant product breadth and geographic reach and will be uniquely positioned as the property casualty insurer of choice for agents, brokers and customers across the United States. Management believes that The St. Paul will benefit from the combined financial resources, management and personnel of the two companies and will be better able to capitalize on opportunities in the insurance industry. In addition, management believes that the Proposed Merger will permit The St. Paul to derive significant advantages from the more efficient utilization of the assets, management and personnel of two companies. These significant opportunities do not come without risks. In particular, it will be a significant challenge to integrate the businesses of The St. Paul and Travelers in an efficient and effective manner. Furthermore, since the risks and uncertainties facing each of The St. Paul and Travelers differ, the results of operations, financial condition and liquidity of the combined company may be affected by risks and uncertainties different from those currently effecting each of The St. Paul and Travelers on a stand-alone basis. We currently expect the Proposed Merger to close in the second quarter of 2004.

CONSOLIDATED OVERVIEW OF THE ST. PAUL’S RESULTS

The following table summarizes our results for each of the last three years.

	Years Ended December 31
	2003	2002	2001
	(In millions, except per share data)
Pretax income (loss):
Property-liability insurance	$889	$244	$(1,400)
Asset management	187	162	142
Parent company and other operations	(240)	(230)	(173)
Pretax income (loss) from continuing operations	836	176	(1,431)
Income tax expense (benefit)	137	(73)	(422)
Income (loss) from continuing operations before cumulative effect of accounting change	699	249	(1,009)
Cumulative effect of accounting change, net of taxes	(21)	(6)	—
Income (loss) from continuing operations	678	243	(1,009)
Discontinued operations, net of taxes	(17)	(25)	(79)
Net income (loss)	$661	$218	$(1,088)
Net income (loss) per share (diluted)	$2.72	$0.92	$(5.22)

Our pretax income from continuing operations of $836 million in 2003 was significantly higher than the 2002 total of $176 million, due to strong improvement in results produced by our ongoing property-liability underwriting segments. Our 2003 result included a total of $646 million in pretax loss provisions to strengthen prior-year loss reserves, of which $350 million was recorded in our runoff Health Care operation and $260 million was recorded in our other runoff operations. Our majority-owned asset management subsidiary, Nuveen Investments, Inc., achieved its ninth consecutive year of record results in 2003, driven by a significant increase in assets under management. In 2002, our pretax results included a $472 million loss provision, net of reinsurance, related to a settlement agreement we entered into with respect to the Western MacArthur asbestos litigation (described in more detail later in this discussion). Our pretax loss of $1.43 billion in 2001 was dominated by $941 million of pretax losses resulting from the September 11, 2001 terrorist attack and pretax provisions totaling $735 million to strengthen prior-year loss reserves in our Health Care business center. The 2003 and 2002 pretax losses in the “Parent company and other operations” category (which primarily consists of management, administrative and debt service expenses at the holding company level) were significantly higher than comparable loss in 2001 primarily due to an increase in distributions related to preferred securities issued in the fourth quarter of 2001.

Our effective tax rate on pretax earnings was 16% in 2003, primarily reflecting the benefit of investment income from tax-exempt fixed income securities in our property-liability investment operations segment. In 2002, our income tax benefit of $73 million on pretax income of $176 million included $124 million of tax benefits associated with net realized investment losses. That $124 million reflected a $207 million benefit related to the sale of certain of our international operations and all other net realized gains and losses, and $83 million of tax expense related to the transfer of our ongoing reinsurance operations (discussed in more detail later in this discussion). In 2002, we substantially completed the refocusing of our international property-liability underwriting operations. As part of that effort, we sold certain of those operations in the fourth quarter of 2002, resulting in a net after-tax realized gain of $132 million that was predominantly comprised of the aforementioned tax benefits. The pretax impact on our results in 2002 from those sales was nominal, as significant operating losses had previously been reflected in our reported results for these operations prior to their divestiture.

As a result of implementing the provisions of a new accounting pronouncement in 2002 (discussed in more detail later in this discussion), we did not record any goodwill amortization expense in 2003 or 2002. In 2001, expenses related to goodwill totaled $114 million, which included $73 million of goodwill write-downs related to businesses we decided to exit. Amortization expense related to other intangible assets totaled $31 million in 2003, compared with $18 million in 2002 and $2 million in 2001.

CONSOLIDATED REVENUES

The following table summarizes the sources of our consolidated revenues from continuing operations for the last three years.

	Years Ended December 31
	2003	2002	2001
	(In millions)
Revenues:
Property-liability insurance premiums earned	$7,039	$7,502	$7,409
Net investment income	1,120	1,169	1,217
Asset management	453	398	375
Realized investment gains (losses)	73	(165)	(94)
Other	169	126	125
Total revenues	$8,854	$9,030	$9,032

2003 vs. 2002—The 6% decline in insurance premiums earned in 2003 was centered in our runoff Other segment, reflecting the impact of our decision to withdraw from lines of business included in that segment. In our ongoing property-liability underwriting segments, earned premiums of $6.71 billion were 22% higher than comparable 2002 earned premiums of $5.52 billion, due to a combination of new business, higher business retention levels and price increases. The $49 million decline in net investment income in 2003 was primarily due to a decline in investment yields on new investments, and a reduced amount of invested assets during 2003 resulting from the first-quarter payment of $747 million related to the Western MacArthur asbestos litigation settlement agreement. Asset management revenues grew 14% over 2002, driven by a significant increase in investment advisory fees resulting from a $15.6 billion increase in assets under management. Realized investment gains in 2003 were driven by sales of certain venture capital and equity holdings. The increase in Other revenues in 2003 over 2002 was largely due to foreign currency exchange gains.

2002 vs. 2001—Earned premiums in 2002 grew 1% over 2001, as the positive impacts of significant price increases in 2001 and 2002 and new business in many of our ongoing operations were largely offset by our withdrawal from several lines of business and the transfer of our ongoing reinsurance operations to Platinum. Earned premiums of $5.52 billion generated by our two ongoing property-liability underwriting segments in 2002 grew 24% over comparable 2001 earned premiums of $4.44 billion, whereas earned premiums produced by our runoff segment in 2002 declined 33% compared with 2001. Net investment income declined 4% from 2001, primarily due to reduced yields on new investments. Realized investment losses in 2002 were concentrated in our venture capital and equity portfolios and included losses originating from sales of investments, as well as impairment write-downs. The majority of our Other revenues consisted of risk management consulting fees and claim servicing fees in our insurance underwriting operations and foreign exchange gains and losses.

REVISIONS TO BUSINESS SEGMENT REPORTING STRUCTURE

In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are managed. Our property-liability underwriting operations consist of two segments constituting our ongoing operations (Specialty Commercial and

Commercial Lines), and one segment comprising our runoff operations (Other). The composition of those respective segments is described in greater detail in the analysis of their results later in this discussion. The following is a summary of changes made to our segments in the first quarter of 2003.

•       Our Surety & Construction operations, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.

•       Our ongoing International operations and our ongoing operations at Lloyd’s, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.

•       Our Health Care, Reinsurance and Other operations, each previously reported as a separate runoff business segment, have been combined into a single Other runoff segment and are under common management. “Runoff” means that we have ceased or plan to cease underwriting business as soon as possible.

•       The results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998), previously included in our Commercial Lines segment, are now included in the Other segment. In addition to our participation in voluntary insurance pools, this prior year business included the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

In addition, in the fourth quarter of 2003, our Specialty Programs business center, previously reported in our Specialty Commercial segment, was moved to our Commercial Lines segment to more accurately reflect the manner in which this business is underwritten and managed. See the “Commercial Lines” segment discussion below for a further description of the Specialty Programs business center. All data for 2002 and 2001 included in this report were restated to be consistent with the changes made to our segment reporting structure in the first and fourth quarters of 2003.

In accordance with provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” since Surety & Construction, International & Lloyd’s, Health Care, and Reinsurance were reported as separate segments during 2002 and are considered to be of continuing significance in analyzing the results of our operations, we continue to separately present and discuss (as appropriate) in Note 3 to our consolidated financial statements and in Management’s Discussion and Analysis, information about those businesses in 2003 and the corresponding periods of 2002 and 2001.

Our operations in runoff do not qualify as “discontinued operations” for accounting purposes. For the year ended December 31, 2003, these runoff operations collectively accounted for $327 million, or 5%, of our net earned premiums, and generated underwriting losses totaling $762 million (an amount that does not include investment income from the assets maintained to support these operations). For the year ended December 31, 2002, these runoff operations collectively accounted for $1.98 billion, or 26%, of our net earned premiums, and generated underwriting losses totaling $874 million, an amount that included a $585 million pretax loss provision related to the Western MacArthur asbestos litigation settlement agreement. For the year ended December 31, 2001, these runoff operations collectively accounted for $2.97 billion, or 40%, of our net earned premiums, and generated underwriting losses totaling $1.87 billion, an amount that included a $735 million pretax loss provision to strengthen prior-year loss reserves in our Health Care operation and $662 million of pretax losses related to the September 11, 2001 terrorist attack.

Our consolidated net loss and loss adjustment expense reserves of $13.3 billion at December 31, 2003 and $14.8 billion at December 31, 2002 included approximately $5.6 billion and $8.0 billion, respectively, of net reserves related to our runoff segment. The payment of claims from these reserves will negatively impact our investment income in future periods as the invested assets related to these reserves decline.

TRANSFER OF ONGOING REINSURANCE OPERATIONS TO PLATINUM UNDERWRITERS HOLDINGS, LTD.

On November 1, 2002, we completed the transfer of our continuing reinsurance business (previously operating under the name “St. Paul Re”) and certain related assets, including renewal rights, to Platinum Underwriters Holdings, Ltd. (“Platinum”), a Bermuda company formed in 2002 that underwrites property and casualty reinsurance on a worldwide basis.

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

For business underwritten in the United States and the United Kingdom, until October 31, 2003 Platinum had the right to underwrite specified reinsurance business on our behalf in cases where Platinum was unable to underwrite that business because it had yet to obtain necessary regulatory licenses or approval to do so, or Platinum had not yet been approved as a reinsurer by the ceding company. We entered into this agreement solely as a means to accommodate Platinum through a transition period. Any business written by Platinum on our policy forms during this transition period was fully ceded to Platinum under the quota share reinsurance agreements.

The transaction resulted in a pretax gain of $29 million and an after-tax loss of $54 million in the year ended December 31, 2002. The after-tax loss was driven by the write-off of approximately $73 million in deferred tax assets associated with previously incurred losses related to St. Paul Re’s United Kingdom-based operations, as well as approximately $10 million in taxes associated with the pretax gain.

Our investment in Platinum is included in “Other investments.”  The estimated income from our 14% proportionate equity ownership in Platinum is included in our statement of operations as a component of

“Net investment income.”  Our option to purchase additional Platinum shares is carried at market value ($65 million and $61 million at December 31, 2003 and 2002, respectively), with changes in its fair value recorded as other realized gains or losses in our statement of operations. In 2003 and 2002, we recorded net pretax realized gains of $4 million and $7 million, respectively, related to this option.

ACQUISITIONS AND DIVESTITURES

In December 2003, we completed the sale of Camperdown UK Limited, one of our Lloyd’s corporate names and the vehicle for our participation on the 2003 and prior years of account, to Foltus Investments Limited. We recognized a $2 million pretax gain on this transaction. At Lloyd’s, we underwrite business through a single syndicate (“Syndicate 5000”) for which we provide 100% of the capital. In 2003, Fire and Marine entered into a 100% quota share reinsurance agreement directly with Syndicate 5000 that in effect transferred Syndicate 5000’s underwriting results for the 2003 year of account to Fire and Marine. In order to continue our ongoing operations at Lloyd’s, we activated two corporate names that will be used for 2004 and future years of account to underwrite Syndicate 5000 business.

In November 2003, The St. Paul and Travelers Property Casualty Corp. announced the signing of a definitive merger agreement. See Item 1 in this report for further discussion of the Proposed Merger.

In October 2003, we sold our subsidiary, Octagon Risk Services, Inc., a claim management and consulting services company, for proceeds of approximately $30 million. We recorded a pretax gain of $5 million on the sale.

In the third quarter of 2003, we sold our subsidiary Botswana Insurance Company Ltd. for total proceeds of $11 million, and recorded a pretax loss of less than $1 million.

In May 2003, we purchased the right to seek renewal of several lines of insurance business previously underwritten by Kemper Insurance Companies. The initial payment for this right was recorded as an intangible asset (characterized as renewal rights) and is being amortized on an accelerated basis over four years. The portfolio of business involved in this transaction included the following lines: technology, small commercial, middle market commercial, inland and ocean marine, and architects’ and engineers’ professional liability. We did not assume any past liabilities with this purchase; however, we may be obligated to make an additional payment in June 2004 based on the amount of premium volume we ultimately renew during the twelve month period subsequent to this purchase. We believe it is unlikely that any additional payment would exceed $30 million. At December 31, 2003, we had accrued $10 million toward this additional obligation, recorded in “Other liabilities.”  Our consolidated gross written premiums for the year ended December 31, 2003 included approximately $280 million attributable to business underwritten as a result of this purchase of renewal rights, the majority of which were included in our Commercial Lines segment.

In December 2002, we acquired the right to seek to renew the Professional and Financial Risk Practice business previously underwritten by Royal & SunAlliance in the United States, without assuming past liabilities. That business generated approximately $80 million in written premiums in 2003. The nominal cost of this acquisition was accounted for as an intangible asset and is being amortized over four years.

In December 2002, we sold our insurance operations in Spain and Argentina and all of our operations in Mexico except our surety business. Proceeds from these sales totaled $29 million, and we recorded a pretax gain of $4 million related to the sales.

In March 2002, we completed our acquisition of London Guarantee Insurance Company (“London Guarantee,” now operating under the name “St. Paul Guarantee”), a specialty property-liability insurance company focused on providing surety products and management liability, bond, and professional indemnity products. The total cost of the acquisition was approximately $80 million, of which approximately $18 million represented goodwill and $37 million represented other intangible assets. The purchase price was funded through internally generated funds.

In December 2001, we purchased the right to seek to renew surety bond business previously underwritten by Fireman’s Fund Insurance Company (“Fireman’s Fund”), without assuming past liabilities. We paid Fireman’s Fund $10 million in consideration, which we recorded as an intangible asset and which we expect to amortize over nine years. Based on the volume of business renewed during 2002, we made a modest additional payment to Fireman’s Fund in the first quarter of 2003. That amount was also recorded as an intangible asset and is being amortized on an accelerated basis over the remaining life of the intangible asset.

In January 2001, we acquired the right to seek to renew a book of municipality insurance business from Penco, a program administrator for Willis North America Inc., for a total consideration of $3.5 million. The cost was recorded as an intangible asset and is being amortized over five years.

In addition, Nuveen Investments made strategic acquisitions in both 2002 and 2001, which are discussed in greater detail in the “Asset Management” section of this discussion.

DISCONTINUED OPERATIONS

LIFE INSURANCE—In September 2001, we completed the sale of our life insurance company, Fidelity and Guaranty Life Insurance Company and its subsidiary, Thomas Jefferson Life (together, “F&G Life”) to Old Mutual plc (“Old Mutual”), for $335 million in cash and $300 million in ordinary shares of Old Mutual. In June 2002, we sold all of the Old Mutual shares we were holding for a total net consideration of $287 million, resulting in a pretax realized loss of $13 million that was recorded as a component of discontinued operations on our statement of operations in 2002. At the time of the sale of the Old Mutual shares, there was a derivative “collar” agreement in place that would have determined any possible adjustment to the original F&G Life sale price one year after the closing date.  The collar was recorded on our balance sheet as an asset and had a fair value of $12 million when we sold our Old Mutual shares. We agreed to terminate the collar at no value as part of the sale of our Old Mutual shares. That $12 million pretax loss was also included in discontinued operations on our statement of operations in 2002.

At the time of the sale of F&G Life in 2001, we recorded a net after-tax loss of $74 million on the sale proceeds. That loss was combined with F&G Life’s results of operations prior to sale for an after-tax loss of $55 million and was included in the reported loss from discontinued operations for the year ended December 31, 2001.

STANDARD PERSONAL INSURANCE—In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (“Metropolitan”). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (“Economy”), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy’s loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred. At December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003. We have no other contingent liabilities related to this sale.

NONSTANDARD AUTO INSURANCE—In 1999, Prudential purchased our nonstandard auto insurance business marketed under the Victoria Financial and Titan Auto brands for $175 million in cash (net of a $25 million dividend paid by these operations to our property-liability insurance operations prior to closing). We recorded an estimated after-tax loss of $83 million on the sale, representing the estimated excess of carrying value of these entities at closing date over proceeds to be received from the sale, plus estimated income through the disposal date. This excess primarily consisted of goodwill. We recorded an after-tax loss on disposal of $9 million in 2000, primarily representing additional losses incurred through the disposal date in May, and an additional after-tax loss on disposal of $5 million in 2001, primarily representing tax adjustments made to the sale transaction.

MINET—In 1997, we sold our insurance brokerage operation, Minet Holdings plc (“Minet”) to Aon Corporation. We recorded expenses in discontinued operations in each of the last three years related to the Minet sale. In 2003, we recorded expense primarily related to an adjustment to the tax provision on the sale, whereas the expenses recorded in 2002 and 2001 primarily represented additional funds due Aon pursuant to provisions of the sale agreement.

Our operations in runoff do not qualify as “discontinued operations” for accounting purposes.

The following table presents the components of discontinued operations reported in our consolidated statement of operations for each of the last three years.

	Years Ended December 31
	2003	2002	2001
	(In millions)
F&G Life:
Operating income, net of taxes	$—	$—	$19
Loss on disposal, net of taxes	—	(12)	(74)
Total F&G Life	—	(12)	(55)
Standard Personal Insurance:
Operating income, net of taxes	—	—	—
Loss on disposal, net of taxes	(7)	(7)	(13)
Total Standard Personal Insurance	(7)	(7)	(13)
Nonstandard Auto Insurance:
Operating income, net of taxes	—	—	—
Loss on disposal, net of taxes	—	(3)	(5)
Total Nonstandard Auto Insurance	—	(3)	(5)
Minet Holdings plc:
Operating income, net of taxes	—	—	—
Loss on disposal, net of taxes	(10)	(3)	(6)
Total Minet Holdings plc	(10)	(3)	(6)
Total discontinued operations	(17)	$(25)	$(79)

ASBESTOS SETTLEMENT AGREEMENT

On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company (“USF&G”), St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (collectively, the “USF&G Parties”) with any of MacArthur Company, Western MacArthur Company (“Western MacArthur”), and Western Asbestos Company (“Western Asbestos”) (together, the “MacArthur Companies”).

Pursuant to the provisions of the settlement agreement, on November 22, 2002, the MacArthur Companies filed voluntary petitions under Chapter 11 of the Bankruptcy Code to permit the channeling of all current and future asbestos-related claims solely to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code. Consummation of most elements of the settlement agreement was contingent upon bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the “Plan”). In January 2004, the U.S. Bankruptcy Court for the Northern District of California issued an order approving the settlement agreement with the MacArthur Companies and confirming the MacArthur Companies’ proposed plan of reorganization.  We are awaiting final confirmation of the Bankruptcy Court order.

The plan of reorganization includes an injunction in favor of The St. Paul against any direct or indirect liability for asbestos-related claims against the MacArthur Companies. Under the injunction, all current and future asbestos-related claims of the MacArthur Companies will be channeled to, and paid solely from, the trust established by the plan. The MacArthur Companies will release the USF&G Parties from any and all asbestos-related claims for personal injury, and all other claims in excess of $1 million in the aggregate, that may be asserted relating to or arising from, directly or indirectly, any alleged coverage provided by any of the USF&G Parties to any of the MacArthur Companies, including any claim for extra contractual relief.

The St. Paul has completed its funding obligations under the 2002 settlement agreement, consisting of payments of $235 million during the second quarter of 2002, and $747 million on January 16, 2003 (including interest). Following final confirmation of the Bankruptcy Court ruling, the escrowed funds will be released to the trust established by the plan for the payment of the MacArthur Companies’ asbestos related claims. The settlement agreement also provided for the USF&G Parties to pay $13 million (which was paid in the second quarter of 2002) and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan, subject to a right of reimbursement in certain circumstances of amounts advanced.  Up to $175 million of the initial $235 million payment will be paid to counsel for the MacArthur Companies, and persons holding judgments against the MacArthur Companies as of June 3, 2002 and their counsel, and the USF&G Parties will be released from claims by such holders to the extent of $110 million paid to such holders. At least $60 million from the initial payment and the $747 million paid in 2003 would be returned to us if final confirmation of the Bankruptcy Court ruling does not occur. At December 31, 2003, those payments of $807 million were recorded in both “Other Assets” and “Other Liabilities.”

The $312 million after-tax impact to our net income in 2002 was calculated as follows.

Year Ended Dec. 31, 2002
(In millions)
Total cost of settlement	$995
Less:
Utilization of IBNR loss reserves	(153)
Net reinsurance recoverables	(370)
Net pretax loss	472
Tax benefit	160
Net after-tax loss	$312

The following table represents a rollforward of asbestos reserve activity in 2002 related to the Western MacArthur matter.

	(In millions)
Net reserve balance related to Western MacArthur at Dec. 31, 2001		$6
Announced cost of settlement:
Utilization of existing asbestos IBNR reserves	$153
Gross incurred impact of settlement during second quarter of 2002	835
Subtotal		988
Less: originally estimated net reinsurance recoverable on unpaid losses		(250)
Adjustments subsequent to announcement:
Change in estimate of loss adjustment expenses	7
Change in estimate of net reinsurance recoverable on unpaid losses	(120)
Subtotal		(113)
Payments, net of $75 million of estimated reinsurance recoverables on paid losses		(189)
Net reserve balance related to Western MacArthur at Dec. 31, 2002		$442

Our gross asbestos reserves at December 31, 2002 included $740 million of reserves related to Western MacArthur ($442 million of net reserves after consideration of $295 million of estimated net reinsurance recoverables and $3 million of bankruptcy fees recoverable from others). On January 16, 2003, pursuant to the terms of the settlement agreement, we paid the remaining $740 million settlement amount, plus interest, to the bankruptcy trustee in respect of this matter. As a result, at December 31, 2003 our gross asbestos reserves included no amount related to Western MacArthur.

(See further discussion of asbestos reserves in the “Environmental and Asbestos Claims” section of this discussion).

POSSIBLE ASBESTOS LEGISLATION

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

SEPTEMBER 11, 2001 TERRORIST ATTACK

In 2001, we recorded estimated net pretax losses totaling $941 million related to the terrorist attack that occurred on September 11, 2001, consisting of the following components.

Year Ended Dec. 31, 2001
(In millions)
Gross pretax loss and loss adjustment expenses	2,299
Reinsurance recoverables	(1,231)
Provision for uncollectible reinsurance	47
Additional and reinstatement premiums	(83)
Reduction in reinsurance contingent commission expense	(91)
Total estimated pretax operating loss	$941

Our estimate of losses was based on a variety of actuarial techniques, coverage interpretation and claims estimation methodologies, and include an estimate of losses incurred but not reported, as well as estimated costs related to the settlement of claims. Our estimate of losses was originally based on our belief that property-liability insurance losses from the terrorist attack will total between $30 billion and $35 billion for the insurance industry. In 2003 and 2002, our estimate of ultimate losses was supplemented by our ongoing analysis of both paid and reported claims related to the attack. Our estimate of losses remains subject to significant uncertainties and may change over time as additional information becomes available.

We regularly evaluate the adequacy of our estimated net losses related to the terrorist attack, weighing all factors that may impact the total net losses we will ultimately incur. Based on the results of those regular evaluations, we changed our estimate of losses among our property-liability segments in 2003 and 2002. In addition, in 2003 we recorded a reduction of $46 million in estimated losses related to the attack. In 2002, we recorded an additional loss provision of $20 million and a $33 million reduction in our estimated provision for uncollectible reinsurance related to the attack.

In 2002, we and other insurers obtained a summary judgment ruling that the World Trade Center property loss was a single occurrence. Certain insureds, including the World Trade Center’s leaseholder, appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In September 2003, the U.S. Circuit Court of Appeals for the Second Circuit ruled that under terms of the policy form we used to underwrite property coverage for the World Trade Center, the terrorist attack constituted one occurrence. Additionally, through separate litigation, the aviation losses could be deemed four separate events rather than three, for purposes of insurance and reinsurance coverage. Even if the courts ultimately rule against us regarding the number of occurrences or events, we believe the additional amount of estimated after-tax losses, net of reinsurance, that we would record would not be material to our results of operations.

The (benefits) detriments on our business segments related to the terrorist attack for each year in the three-year period ended December 31, 2003 are shown in the following table.

	Years Ended December 31
	2003	2002	2001
	(In millions)
Specialty Commercial:
Specialty	$(8)	$8	51
Surety & Construction	(1)	—	2
International & Lloyd’s	(3)	(16)	90
Total Specialty Commercial	(12)	(8)	143
Commercial Lines	(24)	(30)	136
Other:
Health Care	(1)	—	5
Reinsurance	(8)	23	556
Other Runoff	(1)	2	101
Total Other	(10)	25	662
Total expense (benefit)	$(46)	$(13)	$941

Through December 31, 2003, we paid a total of $512 million in net losses related to the terrorist attack since it occurred, including $205 million during the year ended December 31, 2003.

CERTAIN LITIGATION MATTERS

Refer to Item 3 of this report for a discussion of the status of certain litigation matters involving The St. Paul.

CONTRACTUAL OBLIGATIONS*

	December 31, 2003
	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than five years
	(In millions)
Long-term debt obligations	$3,428	$55	$488	$1,465	$1,420
Operating lease obligations	507	113	165	127	102
Venture capital investment funding obligations	792	208	372	185	27
Total	$4,727	$376	$1,025	$1,777	$1,549

*                    For more information regarding our contractual obligations, see Notes 10 and 16 to our consolidated financial statements included in Item 8 of this report.

We did not include claims to be paid out of our insurance reserves in the foregoing table, because of the significant uncertainty involved in trying to project payments related to those reserves into the future.

OFF- BALANCE SHEET ARRANGEMENTS

We have entered into certain off-balance-sheet arrangements in the course of conducting our insurance operations, and from the sale of businesses.  These arrangements are typically related to transactions involving guarantees, derivative instruments, or variable interest entities.  We have disclosed the effects of these arrangements in our footnotes to the consolidated financial statements, specifically Notes 7, 10, 12 and 16 included in Item 8 of this report.  Management does not believe that these arrangements have had, or are reasonably likely to have, a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Overview

The St. Paul Companies, Inc. is a holding company with subsidiaries operating in the property-liability insurance industry and the asset management industry. We combine our financial statements with those of our subsidiaries and present them on a consolidated basis in accordance with United States generally accepted accounting principles. Our significant accounting policies are set forth in Note 1 to our consolidated financial statements. The following is a summary of the critical accounting policies related to accounting estimates that 1) require us to make assumptions about highly uncertain matters and 2) could materially impact our consolidated financial statements if we made different assumptions. After the Proposed Merger, management of the combined company will make decisions regarding the integration of claims handling practices, actuarial practices and other operational procedures. These decisions may impact management’s estimate of insurance loss and loss adjustment expense reserves.

Loss Reserves

The most significant estimates relate to our reserves for property-liability insurance losses and loss adjustment expenses (“LAE”). We establish reserves for the estimated total unpaid cost of losses and LAE, which cover events that have already occurred. These reserves reflect our estimates of the total cost of claims that were reported to us, but not yet paid (“case” reserves), and the cost of claims “incurred but not yet reported” to us (“IBNR” reserves). For reported losses, we establish case reserves within the parameters of coverage provided in the insurance policy, surety bond or reinsurance agreement. For IBNR losses, we estimate reserves taking into account various statistical and actuarial projection techniques as well as other influencing factors. We continually review our reserves, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. We also take into consideration other variables such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverages, changes in claims handling practices and inflation. We consider not only monetary increases in the cost of what we insure, but also changes in societal factors that influence jury verdicts and case law, our approach to claim resolution, and, in turn, claim costs.

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

Environmental and Asbestos Reserves.   Reserves for environmental and asbestos exposures cannot be estimated solely with the traditional loss reserving techniques described above, which rely on historical accident year development factors and take into consideration the previously mentioned variables. Environmental and asbestos reserves are more difficult to estimate than our other loss reserves because of legal issues, societal factors and difficulty in determining the parties who may ultimately be held liable. Therefore, in addition to taking into consideration the traditional variables that are utilized to arrive at our other loss reserve amounts, we also look at the length of time necessary to clean up polluted sites, controversies surrounding the identity of the responsible party, the degree of remediation deemed to be necessary, the estimated time period for litigation expenses, judicial expansions of coverage, medical complications arising with asbestos claimants’ advanced age, case law, and the history of prior claim development. We also consider the impact of changes in the legal environment, including our experience in the Western MacArthur matter, in establishing our reserves for other asbestos and environmental cases. Generally, case reserves and loss adjustment expense reserves are established where sufficient information has been obtained to indicate coverage under a specific insurance policy. We also consider end of period reserves in relation to paid losses in a period. Furthermore, IBNR reserves are established to cover additional estimated exposures related to policyholders that haven’t as yet asserted any claims as well as development on reserves assumed from other entities. These reserves are continually reviewed and updated as additional information is acquired.

Our historical methodology (through first quarter 2002) for reviewing the adequacy of environmental and asbestos reserves utilized a survival ratio metric, which considered ending reserves in relation to calendar year paid losses. When the environmental reserve analyses were completed in the second quarter of 2002, we supplemented our survival ratio diagnostics with the detailed additional analyses referred to above, and concluded that our environmental reserves were redundant by approximately $150 million. Based on our additional analyses, we released approximately $150 million of environmental reserves in the second quarter of 2002. Had we continued to rely solely on our analysis of survival ratio, we would have recorded no adjustment to our environmental reserves through the six months ended June 30, 2002.

In the second quarter of 2002, we also supplemented our survival ratio analysis of asbestos reserves with a detailed claims analysis. We determined that, excluding the impact of the Western MacArthur settlement, our asbestos reserves were adequate; however, including that impact, we determined that our asbestos reserves were inadequate. As a result, gross and net asbestos reserves were increased $150 million.

In the fourth quarter of 2003, we updated our detailed actuarial analysis for both asbestos and environmental reserves pertaining to our exposure from direct policyholders and utilized these analyses in determining the adequacy of our reserve provision for the remaining unreported losses. For non-workers’ compensation asbestos claims, we supplemented this detailed analysis with an additional analysis to determine an estimate of reserves specifically for policyholders who have not as yet tendered their first asbestos claim. As a result of these studies, we increased net asbestos reserves by $77 million ($44 million in our ongoing operations and $33 million in our runoff operations) and net environmental reserves by $14 million (all in our ongoing operations). In addition, reviews of assumed and non-domestic exposures caused us to increase net asbestos reserves by $13 million and reduce net environmental reserves by $1 million (all of which was recorded in our runoff operations).

Health Care Reserves.   During 2002, we concluded that the impact of settling claims in a runoff environment in our Health Care operation was causing abnormal effects on our average paid claims,

average outstanding claims, and the amount of average case reserves established for new claims - all of which are traditional statistics used by our actuaries to develop indicated ranges of expected loss. Taking these changing statistics into account, we developed varying interpretations of our data, which implied added uncertainty in our evaluation of these reserves. In the fourth quarter of 2002, we established specific tools and indicators to more explicitly monitor and validate our key assumptions supporting our Health Care reserve conclusions since our traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis. The tools that were developed tracked the three primary indicators which influenced our expectations and included: a) newly reported claims, b) reserve development on known claims and c) the “redundancy ratio,” comparing the cost of resolving claims to the reserve established for that individual claim. Various actuarial techniques can be used to estimate Health Care reserves. While certain actuarial techniques could suggest a need for materially different levels of reserves, management believes the techniques it utilizes are the most appropriate under the circumstances.

For a detailed discussion about loss development related to our Health Care reserves in 2003, refer to the “Health Care” section of this discussion.

Reinsurance

Our reported written premiums, earned premiums and losses and LAE reflect the net effects of assumed and ceded reinsurance. Premiums are recorded at the inception of each policy, based on information received from ceding companies and their brokers. For excess-of-loss contracts, the amount of premium is usually contractually documented at inception, and no management judgment is necessary in accounting for this. Premiums are earned on a pro rata basis over the coverage period. For proportional treaties, the amount of premium is normally estimated at inception by the ceding company. We account for such premium using the initial estimates, and adjust them once a sufficient period for actual premium reporting has elapsed. Reinstatement and additional premiums are written at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term, and are earned over the remaining policy term. Additional premiums are premiums charged after coverage has expired that are related to experience during the policy term, which are earned immediately.

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

We estimate and record an allowance for reinsurance amounts that may not be collectible, due to credit issues, disputes over coverage, or other considerations.

Investments

We continually monitor the difference between our cost and the estimated fair value of investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders’ equity. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss on our statement of operations. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary. The following table summarizes the total pretax gross unrealized loss recorded in our common shareholders’ equity at December 31, 2003 and 2002, by invested asset class.

	December 31
	2003	2002
	(In millions)
Fixed income (including securities on loan):	$51	$52
Equities	4	37
Venture capital	74	119
Total unrealized loss	$129	$208

At December 31, 2003 and 2002, the carrying value of our consolidated invested asset portfolio included $0.95 billion and $1.03 billion of net pretax unrealized appreciation, respectively. Included in those net amounts were gross pretax unrealized losses of $129 million and $208 million, respectively. The following tables summarize, for all securities in an unrealized loss position at December 31, 2003 and 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The cost of these investments represented approximately 16% of our investment portfolio (at cost) at December 31, 2003. The majority of unrealized losses related to fixed income securities are issuer-specific rather than interest rate-related.

	December 31, 2003
	Up to 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In millions)
Fixed income:
U.S. Government	$348	$5	$8	$—	$356	$5
State and political subdivisions	114	3	17	—	131	3
Foreign governments	287	2	—	—	287	2
Corporate securities	1,112	23	57	2	1,169	25
Asset-backed securities	54	1	73	8	127	9
Mortgage-backed securities	412	7	1	—	413	7
Total fixed income	2,327	41	156	10	2,483	51
Equities	22	4	3	—	25	4
Venture capital	53	29	54	45	107	74
Total	2,402	$74	$213	$55	$2,615	$129

	December 31, 2002
	Up to 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In millions)
Fixed income:
U.S. Government	$236	$2	$1	$—	$237	$2
State and political subdivisions	107	3	10	—	117	3
Foreign governments	126	2	6	—	132	2
Corporate securities	323	16	134	12	457	28
Asset-backed securities	59	13	44	4	103	17
Mortgage-backed securities	20	—	3	—	23	—
Total fixed income	871	36	198	16	1,069	52
Equities	224	35	4	2	228	37
Venture capital	99	74	44	45	143	119
Total	$1,194	$145	$246	$63	$1,440	$208

The following two tables provide additional information regarding our venture capital investment holdings in an unrealized loss position at December 31, 2003 and 2002. The tables indicate the period of time the securities had been in an unrealized loss position and the amount of unrealized loss as a percentage of our investment in the holding.

	December 31, 2003
	0-20% Loss		>20% <50% Loss		50% or Greater Loss		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In millions)
0-6 months	$13	$1	$19	$11	$6	$12	$38	$24
7-12 months	9	—	5	3	1	2	15	5
13-24 months	9	1	20	12	14	25	43	38
Greater than 24 months	—	—	11	7	—	—	11	7
Total	$31	$2	$55	$33	$21	$39	$107	$74

	December 31, 2002
	0-20% Loss		>20% <50% Loss		50% or Greater Loss		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In millions)
0-6 months	$11	$1	$39	$26	$10	$22	$60	$49
7-12 months	13	1	17	8	9	16	39	25
13-24 months	13	1	10	7	16	34	39	42
Greater than 24 months	1	—	4	1	—	2	5	3
Total	$38	$3	$70	$42	$35	$74	$143	$119

In our venture capital portfolio, the sale of a large portion of one of our investment holdings generated a pretax gain of $171 million in 2003, which was largely offset by impairment realized losses totaling $143 million related to 38 of our investment holdings. Fourteen of those holdings were impaired due to a merger or sale at a value less than our cost. Eleven holdings experienced fundamental economic deterioration (characterized by gross margins being less than expected, product pricing not meeting initial projections due to market conditions, and greater than expected manufacturing expenses). Six holdings were written down because the entities’ progress was substantially less than planned and additional financing was required at values less than our cost. An additional six holdings were impaired due to cessation of operations of the entity. Finally, one holding was impaired because market demand for its product was less than expected.

Realized losses in our venture capital portfolio in 2002 included $56 million of losses resulting from the sale of the majority of our partnership investment holdings, and impairment write-downs in 25 of our holdings totaling $122 million. These holdings were impaired for the same general reasons noted above for the 2003 impairments: seven holdings were impaired because market demand for their products was less than expected; seven holdings were written down because the entities’ progress was less than planned and additional financing would be required; five holdings were impaired due to fundamental economic deterioration (as defined above); four holdings were impaired due to a merger or sale at less than our cost; and two holdings were impaired due to cessation of operations.

At December 31, 2003, non-investment grade securities comprised less than 2% of our consolidated fixed income investment portfolio, and nonrated securities comprised less than one half of one percent of that portfolio. Included in those categories at that date were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $59 million and a fair value of $56 million, resulting in a net pretax unrealized loss of $3 million. These securities represented less than 1% of the total amortized cost and fair value of the fixed income portfolio at December 31, 2003, and accounted for 6% of the total pretax unrealized loss in the fixed income portfolio. Included in those categories at December 31, 2002 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $160 million and a fair value of $140 million, resulting in a net pretax unrealized loss of $20 million. These securities represented 1% of the total amortized cost and fair value of the fixed income portfolio at Dec. 31, 2002, and accounted for 38% of the total pretax unrealized loss in the fixed income portfolio.

The following table presents information regarding those fixed income investments, by remaining period to maturity date, that were in an unrealized loss position at December 31, 2003.

	December 31, 2003
	Amortized Cost	Estimated Fair Value
	(In millions)
Remaining period to maturity date:
One year or less	$112	$111
Over one year through five years	473	469
Over five years through ten years	905	886
Over ten years	488	477
Asset/mortgage-backed securities with various maturities	556	540
Total	$2,534	$2,483

Our investment portfolio also includes non-publicly traded securities, the vast majority of which are held in our venture capital and real estate portfolios. Our venture capital investments represent ownership interests in small- to medium-sized companies, which are carried at estimated fair value. Fair values are based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent financings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments. For our real estate joint ventures, we use the equity method of accounting, meaning that we carry these investments at cost, adjusted for our share of earnings or losses, and reduced by cash distributions from the partnerships and valuation adjustments. Due to time constraints in obtaining financial results from the partnerships, the results of these operations are recorded on a one-month lag. If events occur during the lag period which are material to our consolidated results, the impact is included in current period results.

The following discussion summarizes our process of reviewing our investments for possible impairment.

Fixed Income and Securities on Loan—On a monthly basis, these investments are reviewed by portfolio managers for impairment. In general, the managers focus their attention on those fixed income securities whose market value was less than 80% of their amortized cost for at least one month in the previous nine months. Factors considered in evaluating potential impairment include the following.

•       the degree to which any appearance of impairment is attributable to an overall change in market conditions (e.g., interest rates) rather than changes in the individual factual circumstances and risk profile of the issuer;

•       the degree to which an issuer is current or in arrears in making principal and interest payments on the debt securities in question;

•       the issuer’s fixed-charge ratio at the date of acquisition and date of evaluation;

•       the issuer’s current financial condition and its ability to make future scheduled principal and interest payments on a timely basis;

•       the independent auditors’ report on the issuer’s recent financial statements;

•       buy/hold/sell recommendations of outside investment advisors and analysts;

•       relevant rating history, analysis and guidance provided by rating agencies and analysts; and

•       whether or not we have the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling us to receive value equal to or greater than our cost.

Equities—On a monthly basis, these investments are reviewed by portfolio managers for impairment. In general, the managers focus their attention on those equity securities whose market value was less than 80% of their cost for six consecutive months. Factors considered in evaluating potential impairment include the following.

•       whether the decline appears to be related to general market or industry conditions or is issuer-specific;

•       the relationship of market prices per share to book value per share at date of acquisition and date of evaluation;

•       the price-earnings ratio at the time of acquisition and date of evaluation;

•       our ability and intent to hold the security for a period of time sufficient to allow for recovery in the market value;

•       the financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations;

•       the recent income or loss of the issuer;

•       the independent auditors’ report on the issuer’s financial statements;

•       the dividend policy of the issuer at date of acquisition and date of evaluation;

•       any buy/hold/sell recommendations of investment advisors;

•       rating agency announcements; and

•       price projections of investment analysts.

Venture Capital

Publicly traded.   On a monthly basis, individual public investments are analyzed for impairment by portfolio managers as well as an internal valuation committee. In general, attention is focused on those marketable (public equity) securities whose market value has been less than cost for six consecutive months. Factors considered are the same as those enumerated above for our equity investments.

Non-publicly traded   Our non-publicly traded venture capital portfolio generally consists of investments in early-stage venture capital companies, historically with a holding period of four to seven years. These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries. We typically are involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product. We generally do not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and do not generally expect them to become profitable for an even longer period of time. As such, our impairment analysis for these non-publicly traded venture capital investments differs from that performed for both our equity investment portfolio and our publicly-traded venture capital investments. With respect to our valuation of such non-publicly traded venture capital investments, on a quarterly basis, the portfolio managers as well as the internal valuation committee review and consider a variety of factors in determining the potential for loss impairment. Factors considered include the following.

•       the issuer’s most recent financing events;

•       an analysis of whether fundamental deterioration has occurred;

•       whether or not the issuer’s progress has been substantially less than expected;

•       whether or not the valuations have declined significantly in the entity’s market sector;

•       whether or not the internal valuation committee believes there is a 50% probability that the issuer will need financing within six months at a lower price than our carrying value; and

•       whether or not we have the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling us to receive value equal to or greater than our cost.

The quarterly (or monthly) valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

The size of our investment portfolio allows our portfolio managers a degree of flexibility in determining which individual investments should be sold to achieve our primary investment goals of assuring our ability to meet our commitments to policyholders and other creditors and maximizing our investment returns. In order to meet the objective of maintaining a flexible portfolio that can achieve these goals, our fixed income and equity portfolios are classified as “available-for-sale.” We continually evaluate these portfolios, and our purchases and sales of investments are based on our cash requirements, the characteristics of our insurance liabilities, and current market conditions. At the time we determine an “other than temporary” impairment in the value of a particular investment to have occurred, we consider the current facts and circumstances and make a decision to either record a write-down in the carrying value of the security or sell the security; in either case, recognizing a realized loss.

With respect to our venture capital portfolio, we manage our portfolio to maximize return, evaluating current market conditions and the future outlook for the entities in which we have invested. Because this portfolio primarily consists of privately-held, early-stage venture investments, events giving rise to impairment can occur in a brief period of time (e.g., the entity has been unsuccessful in securing additional financing, other investors decide to withdraw their support, complications arise in the product development process, etc.), and decisions are made at that point in time, based on the specific facts and circumstances, with respect to a recognition of “other than temporary” impairment, or sale of the investment.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

FASB Staff Position No. FAS 106-1—On January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”).  This pronouncement provides companies with the option to make a one-time election to defer accounting for the effects of the Medicare Act referenced in its title (“the Act”).  We have decided to defer accounting for the Act under FSP 106-1 and have made the required disclosures in Note 13—“Retirement Plans” to the consolidated financial statements.  The final accounting guidance could require changes to previously reported information.  We will monitor the FASB deliberations and account for the Act based on the pronouncement expected to be issued.

FIN 46(R)—In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was replaced in December 2003 (“FIN 46(R)”). FIN 46(R), along with its related interpretations, requires consolidation of all “variable interest entities” (“VIE”) by the “primary beneficiary,” as these terms are defined in FIN 46(R). We began applying the consolidation requirements for new VIEs in the first quarter of 2003. For VIEs created before January 31, 2003, the effective date of adoption was deferred until the first interim or annual period ending after December 15, 2003 (for us, the first quarter of 2004), but early and partial adoption were permitted.

We chose to partially adopt FIN 46(R) under the early adoption provisions in 2003, which resulted in us consolidating certain entities (summarized below) that we had not previously consolidated. We are still evaluating the implications of FIN 46(R) on our participation in various Lloyd’s underwriting syndicates. Upon partial adoption, we recorded a loss of $21 million (net of a deferred tax benefit of $3 million) in our consolidated statement of operations in 2003, classified as a “cumulative effect of accounting change” and representing the cumulative impact of FIN 46(R) on periods prior to the July 1, 2003 date of partial adoption.

The entities that we consolidated (or deconsolidated, with respect to the preferred securities of trusts) under our partial adoption of FIN 46(R) were as follows.

•       Investment—We hold an investment in an insurance company that provides insurance coverage to markets in Baltimore and Washington D.C. Our investment includes a substantial majority of the company’s convertible preferred stock, but none of its voting common stock. As a result of our economic interest in the entity, we have the majority exposure to variability through our preferred stock ownership and a loan to the company, both of which are considered variable interests as defined in FIN 46(R). Accordingly, we began consolidating this entity in the third quarter. The carrying value of this investment at December 31, 2003 was approximately $4 million.

•       Municipal Trusts—We own interests in various municipal trusts that were formed for the purpose of allowing us to more flexibly generate investment income in a manner consistent with our investment objectives and tax position. As of September 30, 2003, there were 36 such trusts, which held a combined total of $450 million in municipal securities, of which eight had not been included in our consolidated financial statements prior to our adoption of FIN 46(R) because we did not hold majority ownership in them. However, we do have the majority exposure to variability for these trusts. Therefore, we consolidated these eight trusts in 2003. The combined carrying value of these trusts at December 31, 2003 was $366 million.

•       Venture Capital Entities—In our venture capital investment portfolio, we have numerous investments in small- to medium-sized companies, in which we have variable interests through stock ownership and, in some cases, loans. All of these investments are held for the purpose of generating investment returns, and the companies in which we invest span a variety of business sectors, including technology, telecommunications and healthcare. As a result of our review of this portfolio, we identified three entities that were required to be consolidated under the provisions of FIN 46(R). The combined carrying value of these entities at December 31, 2003 was $(5) million.

•       Mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company (“Preferred Securities”)—These securities had a carrying value of $897 million, and prior to September 30, 2003 were classified as a separate line on our balance sheet between liabilities and shareholders’ equity. These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and the securities were fully guaranteed by us. At September 30, 2003, we reclassified these securities to “Debt” in the liability section of our Consolidated Balance Sheet, as newly required under Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which generally required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In the fourth quarter of 2003, we determined that the provisions of FIN 46(R) applied to the trusts that issued these securities, and as a result we deconsolidated the trusts for financial reporting purposes. The debt we issued to these trusts, previously eliminated in the consolidation of our financial results, is now included in the “Debt” section of liabilities on our consolidated balance sheet. The net impact of de-consolidating these trusts was to increase our reported debt liabilities outstanding by $928 million and eliminate the $897 million of Preferred Securities issued by the trusts from our consolidated balance sheet. The difference between the two amounts was comprised of the $31 million combined equity interests we held in the deconsolidated trusts.

The consolidation/deconsolidation of the foregoing entities had the net impact of increasing (decreasing) the balance sheet and statement of operations’ captions by the amounts indicated in the following table.

	Investment	Municipal Trust	Preferred Securities	Venture Capital	Total
	(In millions)
Assets	$(14)	$84	$31	$(1)	$100
Liabilities	3	84	31	3	121
Cumulative effect of accounting change	$(17)	$—	$—	$(4)	$(21)
Premiums earned	$1	$—	$—	$—	$1
Other revenue	—	3	—	2	5
Operating and administrative expenses	2	3	—	2	7
Loss and loss adjustment expenses	1	—	—	—	1

In addition to the foregoing entities that were consolidated pursuant to FIN 46(R), we also hold significant interests in other variable interest entities for which we are not considered to be the primary beneficiary, as follows.

•       We have a significant variable interest in two real estate entities, but we are not considered to be the primary beneficiary. The total carrying value of these entities was approximately $48 million as of September 30, 2003, which also represents our maximum exposure to loss. The purpose of our involvement in these entities is to generate investment returns.

•       We also have certain remaining variable interests in Camperdown UK Limited, an entity that we sold in 2003. We utilized this entity as one of our corporate names and the vehicle for our participation at Lloyd’s for 2003 and prior years of account through a single syndicate (“Syndicate 5000”). Our variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $203 million. In addition, in 2003 we entered into a 100% quota share reinsurance agreement with Syndicate 5000 that in effect transferred Syndicate 5000’s underwriting results for the 2003 year of account to us.

SFAS No. 150—As noted above, we adopted the provisions of SFAS 150 in the third quarter of 2003 with respect to our Preferred Securities, our only financial instruments that fell within the scope of SFAS No. 150. Upon the application of the provisions of FIN 46(R) in the fourth quarter of 2003 to trusts that issued these securities, we no longer have any financial instruments to which SFAS No. 150 applies.

SFAS No. 141—In 2002, we adopted the provisions of SFAS No. 141, “Business Combinations,” which established financial accounting and reporting standards for business combinations. (Nuveen Investments had applied the relevant provisions of this statement to its 2001 acquisition of Symphony Asset Management LLC). The statement requires all business combinations initiated subsequent to June 30, 2001 to be accounted for under the purchase method of accounting. In addition, this statement required that intangible assets that can be identified and meet certain criteria be recognized as assets apart from goodwill.

SFAS No. 142—In 2002, we implemented the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting requirements relating to the method by which intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. It also required that those assets meeting the criteria for classification as intangible assets with finite useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. As a result of implementing the provisions of this statement, we did not record any goodwill amortization expense in 2003 or 2002. In 2001, goodwill amortization expense totaled $114 million. Amortization expense associated with intangible assets totaled $31 million in 2003, compared with $18 million in 2002 and $2 million 2001.

In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets upon our adoption of SFAS No. 142 in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002. In accordance with SFAS No. 142, we restated our results for the first quarter of 2002, reducing net income for that period from the reported $139 million, or $0.63 per common share (diluted) to $133 million, or $0.60 per common share (diluted).

SFAS No. 144—During 2002, we also implemented the provisions of SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”. As a result of implementation, we monitor the recoverability of the value of our long-lived assets to be held and used based on our estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of each asset and its eventual disposition considering any events or changes in circumstances which indicate that the carrying value of an asset may not be recoverable. We monitor the value of our long-lived assets to be disposed of and report them at the lower of carrying value or fair value less our estimated cost to sell. We had no impairment adjustments related to our long-lived assets in 2002.

SFAS No. 133—On January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. Provisions of SFAS No. 133 require the recognition of derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. We have limited involvement with derivative instruments, primarily for purposes of hedging against fluctuations in market indices, foreign currency exchange rates and interest rates. We also have entered into a variety of other financial instruments considered to be derivatives, but which are not designated as hedges, that we utilize to minimize the potential impact of market movements in certain investment portfolios. Our adoption of SFAS No 133, as amended, did not have a material impact on our financial position or results of continuing operations.

GOODWILL AND INTANGIBLE ASSETS

At December 31, 2003, our goodwill and intangible assets totaled $1.07 billion, compared with $1.01 billion at December 31, 2002. Our asset management subsidiary, Nuveen Investments, Inc., accounted for the majority of the $52 million increase, primarily resulting from additional goodwill recorded at The St. Paul parent company resulting from Nuveen Investments’ repurchase of common shares from its minority shareholders. Our acquisition of the right to renew certain business from Kemper Insurance Company in 2003 also contributed to the increase in goodwill and intangible assets over 2002. In the second quarter of 2003, we completed the annual evaluation of our recorded goodwill for impairment in accordance with provisions of SFAS No. 142. That evaluation concluded that none of our goodwill was impaired. See Note 22 to the consolidated financial statements in Item 8 of this report for a schedule of goodwill and acquired intangible assets.

ELIMINATION OF ONE-QUARTER REPORTING LAGS

In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd’s to coincide with the timing of reporting for all of our other international operations. As a result, our consolidated results for 2003 included the results of those operations for the fourth quarter of 2002 and all quarters of 2003. The incremental impact on our property-liability operations of eliminating the reporting lag, consisting of the results of these operations for the three months ended December 31, 2003, was as follows.

Year Ended Dec. 31, 2003
(In millions)
Net written premiums	$67
Decrease in unearned premiums	39
Net earned premiums	106
Incurred losses and underwriting expenses	(155)
Net investment income	5
Other income	10
Total pretax loss	$(34)

Of the total net written premiums and underwriting result in the foregoing table, $64 million and $(1) million, respectively, was recorded in our ongoing Specialty Commercial segment, and $3 million and $(48) million, respectively, was recorded in our runoff Other segment.

In 2001, we eliminated the one-quarter reporting lag for our primary underwriting operations in foreign countries (not including our operations at Lloyd’s). As a result, our consolidated results for 2001 include their results for the fourth quarter of 2000 and all quarters of 2001. The incremental impact on our property-liability operations for the year ended December 31, 2001 of eliminating the reporting lag, which consists of the results of these operations for the three months ended December 31, 2001, was as follows.

Year Ended Dec. 31, 2001
(In millions)
Net written premiums	$71
Decrease in unearned premiums	15
Net earned premiums	86
Incurred losses and underwriting expenses	(131)
Net investment income	14
Other income	—
Total pretax loss	$(31)

RECLASSIFICATION OF LLOYD’S COMMISSION EXPENSES

In 2003, we reclassified certain commission expenses related to our operations at Lloyd’s. In prior years, we determined commission expense based on premiums reported by the Lloyd’s market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not readily available from the Lloyd’s market. In 2003, we began recording actual commission expense for our Lloyd’s business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in 2003. There was no impact to net income or shareholders’ equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense in equal and offsetting amounts. For the year ended December 31, 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $81 million compared with what would have been recorded under our prior method of estimation. In addition, net written premiums increased by $116 million in 2003 (a portion of which was due to the elimination of the one-quarter reporting lag). For the year ended December 31, 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $112 million and an increase to net written premiums of $91 million. For the year ended December 31, 2001, the impact was an increase to both net earned premiums and policy acquisition costs of $112 million and an increase to net written premiums of $132 million.

PRESENTATION OF CERTAIN INFORMATION BASED ON STATUTORY ACCOUNTING PRINCIPLES

Our U.S. property-liability insurance operations comprise the majority of our business. These operations are required under applicable state insurance legislation and regulations to publicly report information on the basis of Statutory Accounting Principles (“SAP”), including net written premiums, statutory loss and loss adjustment expense ratio, and statutory underwriting expense ratio information. We provide in this report selected SAP information for all of our property-liability underwriting operations, as well as certain GAAP information for such operations. The types of SAP information included herein are common measures of the performance of a property-liability insurer, and we believe the inclusion of such information will aid investors in comparing our results with those of our peers in the industry. In addition, management uses this SAP information to monitor our financial performance. Definitions of the statutory information included herein are included in the “Definitions of Certain Statutory Accounting Terms” section of this discussion.

PROPERTY-LIABILITY OPERATIONS

Underwriting Results by Segment

Underwriting result is a common measurement of a property-liability insurer’s performance, representing earned premiums less losses incurred and underwriting expenses. In accordance with provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have designated “underwriting result” as the measure we use to evaluate the performance of our property-liability underwriting segments. The statutory combined ratio, representing the sum of the statutory loss ratio and the statutory expense ratio, is also a common measure of underwriting performance. The statutory loss ratio measures insurance losses and loss adjustment expenses incurred as a percentage of earned premiums. The statutory expense ratio measures underwriting expenses as a percentage of premiums written. The lower the ratio, the better the result. The following table summarizes net written premiums, underwriting results and combined ratios for each of our property-liability underwriting business segments for the last three years (underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis). All data for 2002 and 2001 were reclassified to conform to our new segment reporting format implemented in 2003. Following the table are an overview of our property-liability operations and detailed analyses of our results by segment.

	% of 2003	Years Ended December 31
	Written Premiums	2003	2002	2001
	($ in millions)
SPECIALTY COMMERCIAL
Net written premiums	64%	$4,864	$3,972	$3,164
Underwriting result		$288	$24	$(273)
Combined ratio		93.3	97.8	108.6
COMMERCIAL LINES
Net written premiums	33%	$2,461	$1,955	$1,697
Underwriting result		$235	$141	$(153)
Combined ratio		88.3	91.7	108.3
OTHER*
Net written premiums	3%	$215	$1,210	$3,034
Underwriting result		$(762)	$(874)	$(1,868)

*                    Statutory ratios are not meaningful in a runoff environment because the Company has generally ceased underwriting new business in these operations.

In discussions that follow, we sometimes use the term “prior-year loss development,” which refers to the income statement impact of changes in the provision for losses and LAE in a given year for claims incurred in periods prior to the year of the income statement impact. Similarly, we sometimes refer to “current-year loss development” or “current accident year loss activity,” which refers to the income statement impact of recording the provision for losses and LAE in a given year for losses incurred in that year.

Property-Liability Insurance Overview

As described earlier in this discussion, we revised our segment reporting structure in 2003. Our ongoing operations are reported in two segments—Specialty Commercial and Commercial Lines. Those operations which are in runoff are reported in the Other segment. Premium growth of 24% in our ongoing segments in 2003 was driven by strong business retention levels, price increases, as well as new business (including premium volume resulting from our acquisition of the right to renew certain business previously underwritten by the Kemper Insurance Companies). Both ongoing segments recorded strong premium increases in 2002 over 2001, with the most notable growth occurring in our Surety and Construction operations (primarily due to strong price increases in Construction, as well as acquisition-related premium growth in Surety), and in the Specialty category of the Specialty Commercial segment (due to significant price increases and new business volume in the majority of business centers comprising that category). Our consolidated net written premiums in 2001 included a reduction of $128 million for premiums ceded under specific reinsurance treaties described below.

Net written premium volume of $215 million in our runoff segment in 2003 consisted primarily of prior-year premium adjustments in our reinsurance operations and reporting endorsements (as defined in the “Health Care” section of this report) in our Health Care operation. In our runoff segment, 2002 premiums of $1.21 billion were 60% below the 2001 total of $3.03 billion, reflecting our decision at the end of 2001 to exit those lines of business.

The strong improvement in underwriting results in our ongoing segments in both 2003 and 2002 reflected the impact of significant price increases over the last several years and the success of our efforts to improve the quality of our book of business. Our ongoing segments’ underwriting results in 2001 included $279 million of losses related to the September 11, 2001 terrorist attack.

The underwriting loss for our runoff segment in 2003 included a $350 million provision to strengthen prior-year loss reserves in our Health Care operation, and additional prior-year provisions totaling $260 million in certain other operations in runoff as described in more detail in the “Other” section of this discussion. In 2002, the underwriting loss for our runoff segment included a $472 million pretax loss related to the Western MacArthur asbestos litigation settlement, and significant provisions to strengthen prior-year loss reserves in certain of our operations in runoff. In 2001, the $1.87 billion underwriting loss in our runoff segment was driven by the $735 million of prior-year loss reserves in our Health Care operation, and $662 million of losses related to the terrorist attack.

Our ongoing segments’ expense ratios improved in both 2003 and 2002, reflecting the combined effect of significant premium growth in both years, as well as efficiencies realized throughout our underwriting operations as a result of our expense reduction initiatives over the last three years. The magnitude of improvement in 2002 over 2001 was mitigated somewhat by the impact of written premiums ceded for terrorism coverage. Expense reduction efforts in recent years included the consolidation of field office locations, the streamlining of our claim organization, the restructuring of several of our business segments, and the combined elimination of approximately 1,200 employee positions since our strategic initiatives announced in December 2001. As a result of those and other expense management initiatives, we were able to reduce our fixed expenses in both 2003 and 2002.

Reinsurance treaties.   In 2001, we entered into two aggregate excess-of-loss reinsurance treaties. Under the terms of the reinsurance treaties, we transferred, or “ceded,” insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. One of these treaties was corporate-wide, with coverage triggered when our insurance losses and LAE across all lines of business reached a certain level, as prescribed by terms of the treaty. We did not cede any losses to the corporate treaty in 2001, but we recorded a $34 million net detriment in 2001 related to a similar treaty we were party to in 2000, primarily due to adjustments for cessions made in 2000. We did not enter into such a treaty in 2003 or 2002. Our reinsurance operation was party to a separate aggregate excess-of-loss treaty in 2002 and 2001. The results of our reinsurance operation in 2002 and 2001 included a $34 million detriment and a $159 million benefit, respectively, related to those treaties. The detriment in 2002 primarily resulted from the commutation of a portion of the 2001 treaty. We did not cede any losses to our reinsurance operations’ 2002 excess-of-loss treaty. The 2001 benefit resulted from losses ceded to the 2001 treaty.

Catastrophe losses.   Effective January 1, 2003, we changed our disclosure regarding catastrophe losses. We no longer classify all losses from Insurance Services Office (ISO)-defined catastrophes as

“catastrophe losses.” We revised our definition of losses reported as “catastrophes” to include only those events that we believe generate losses beyond a level normally expected in our business. This revised definition has no impact on our recorded results for any period included in this report. Catastrophe losses reported in prior periods have been revised to conform to our new definition. In 2003, we did not experience any significant catastrophe losses, as newly defined; however, we recorded a net $55 million reduction in the provision for catastrophes incurred in prior years, nearly all of which was related to the September 11, 2001 terrorist attack.

Catastrophe losses in 2002 totaled $31 million, primarily resulting from several storms across the United States throughout the year. Catastrophe losses totaled $1.27 billion in 2001, of which $941 million was due to the September 11th terrorist attack. The majority of the remaining catastrophe losses in 2001 largely resulted from of a variety of storms throughout the year in the United States and the explosion of a chemical manufacturing plant in Toulouse, France. Since catastrophe losses are not recognized until an event occurs, the occurrence of a catastrophic event can have a material impact on our results of operations during the period incurred. Subsequent changes to our estimate of catastrophic losses, based on better information, can also materially impact our results of operations during that period.

Specialty Commercial

The business centers comprising this segment are designated specialty commercial operations because each provides dedicated underwriting, claim and risk control services that require specialized expertise, and each focuses exclusively on the respective customers it serves. Insurance coverage is often provided on proprietary insurance forms. This segment includes our Surety and Construction operations, our ongoing International & Lloyd’s operations and eight other specialty business centers collectively referred to as “Specialty.”

We consider our Surety and Construction business centers to be specialty operations, because each business requires specialized underwriting, risk management and claim expertise. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual obligations. For Contract Surety, we provide bid, performance and payment bonds, to a broad spectrum of clients specializing in general contracting, highway and bridge construction, asphalt paving, underground and pipeline construction, manufacturing, civil and heavy engineering, and mechanical and electrical construction. Bid bonds provide financial assurance that the bid has been submitted in good faith and that the contractor intends to enter into the contract at the price bid and provide the required performance and payment bonds. Performance bonds require us to fulfill the contractor’s obligations to the obligee should the contractor fail to perform under the contract. Payment bonds guarantee that the contractor will pay certain subcontractor, labor and material bills associated with a project. For Commercial Surety, we currently offer license and permit bonds, reclamation bonds, fiduciary bonds, court bonds, public official bonds, indemnity bonds, workers’ compensation self-insurer bonds, transfer agent indemnity bonds, depository bonds, and other miscellaneous bonds. In addition to its U.S. operations, our Surety business center includes our Mexican subsidiary, Afianzadora Insurgentes, the largest surety bond underwriter in Mexico, and our Canadian operation St. Paul Guarantee, the largest surety bond underwriter in Canada. In total, based on 2002 premium volume, our surety operations are the largest in North America. The Construction business center offers a variety of products and services, including traditional insurance and risk management solutions, to a broad range of contractors and parties responsible for construction projects.

Our International & Lloyd’s operation consists of the following components: our ongoing operations at Lloyd’s, and our ongoing specialty commercial operations outside of the United States, including our Global Accounts business center (collectively referred to hereafter as “international specialties”). Through a single syndicate at Lloyd’s (for which we provide 100% of the capital), we underwrite insurance in four principal lines of business: Aviation, Marine, Global Property and Personal Lines. Aviation underwrites a broad spectrum of international airline, manufacturer, airport and general aviation business. Marine underwrites energy, cargo and hull coverages. Global Property underwrites property coverages worldwide. Personal Lines provides specialized accident and health coverages for international clients, including personal accident, kidnap and ransom, and payment protection insurance. Our ongoing international specialties (other than Global Accounts) are located in the United Kingdom, Canada and the Republic of Ireland, where we offer specialized insurance and risk management services to a variety of industry sectors. Our Global Accounts business center is based in the United States.

The following nine specialty business centers comprise the remainder of the Specialty Commercial segment and are collectively referred to as “Specialty” in the following table. Financial & Professional Services provides coverages for financial institutions, including property, liability, professional liability and management liability coverages for corporations and nonprofit organizations; and errors and omissions coverages for a variety of professionals such as lawyers, insurance agents and real estate agents. Technology offers a comprehensive portfolio of specialty products and services to companies involved in telecommunications, information technology, health sciences and electronics manufacturing. Umbrella/Excess & Surplus Lines provides insurance coverage in two distinct markets. The Specialty Excess and Umbrella unit focuses on umbrella and excess liability business for retail and wholesale distribution sources, where other insurance companies provide the primary coverage. The Excess & Surplus Lines unit underwrites non-admitted program and individual risk business for established wholesale distributors. The Excess and Surplus Lines Underwriting Facilities business center underwrites liability and property facilities produced by wholesalers and managing general agents. Public Sector Services markets insurance products and services to municipalities, counties, Indian Nation gaming and selected special government districts, including water and sewer utilities, and non-rail transit authorities. Discover Re provides insurance programs principally involving property, liability and workers’ compensation coverages, serving retail brokers and insureds who are committed to the alternative risk transfer market. Alternative risk transfer techniques are typically utilized by insureds who are financially able to assume a substantial portion of their own losses. Oil and Gas provides specialized property and liability products for customers involved in the exploration and production of oil and gas. Ocean Marine provides insurance coverage internationally for ocean and inland waterways traffic. Personal Catastrophe Risk underwrites personal property coverages in certain states exposed to earthquakes and hurricanes.

The following table summarizes results for this segment for the last three years. In accordance with provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” since our Surety and Construction business centers were combined and reported as a separate segment in 2002, and our International & Lloyd’s operations were reported as a separate segment in 2002, we continue to separately present and discuss their results for each of the years in the three-year period ended December 31, 2003 because they are considered to be of continuing significance in analyzing the results of our operations.

	Years Ended December 31
	2003	2002	2001
	($ in millions)
Specialty
Net written premiums	$2,298	$1,825	$1,474
Percentage increase over prior year	26%	24%
Underwriting result	$371	$189	$1
Statutory combined ratio:
Loss and loss adjustment expense ratio	59.3	65.2	74.4
Underwriting expense ratio	22.4	22.7	24.6
Combined ratio	81.7	87.9	99.0
International & Lloyd’s
Net written premiums	$1,332	$881	$717
Percentage increase over prior year	51%	23%
Underwriting result	$78	$56	$(235)
Statutory combined ratio:
Loss and loss adjustment expense ratio	61.3	59.9	105.4
Underwriting expense ratio	32.3	30.2	31.7
Combined ratio	93.6	90.1	137.1
Surety and Construction
Net written premiums	$1,234	$1,266	$973
Percentage change from prior year	(3)%	30%
Underwriting result	$(161)	$(221)	$(39)
Statutory combined ratio:
Loss and loss adjustment expense ratio	77.7	83.2	66.3
Underwriting expense ratio	35.0	34.6	37.1
Combined ratio	112.7	117.8	103.4
Total Specialty Commercial
Net written premiums	$4,864	$3,972	$3,164
Percentage increase over prior year	22%	26%
Underwriting result	$288	$24	$(273)
Statutory combined ratio:
Loss and loss adjustment expense ratio	65.0	69.6	78.6
Underwriting expense ratio	28.3	28.2	30.0
Combined ratio	93.3	97.8	108.6

Specialty

2003 vs. 2002—All business centers in this category contributed to the strong premium growth over 2002. Financial and Professional Services’ premium volume of $624 million in 2003 was 56% higher than comparable 2002 premiums of $400 million, driven by price increases and new business principally generated by our December 2002 acquisition of the right to seek to renew the professional and financial risk practice business of Royal and SunAlliance, and the May 2003 acquisition of the right to seek to renew architects’ and engineers’ professional liability business from Kemper Insurance Companies. Technology’s net written premiums of $426 million in 2003 grew 15% over 2002 premium volume of $372 million, primarily due to price increases and new business. Personal Catastrophe Risk premium volume of $131 million in 2003 was more than double the 2002 total of $61 million, due to a change in our reinsurance program related to this operation that resulted in less business being ceded to reinsurers. Price increases averaged 20% across the Specialty category in 2003 (excluding Discover Re and Personal Catastrophe Risk, whose premium structures differ somewhat from the remaining business centers in this category), compared with 29% in 2002.

Virtually all business centers in the Specialty category contributed to the $182 million increase in underwriting profitability in 2003. The most notable improvements over 2002 were achieved by the Technology business center, with a $99 million increase in underwriting profit, and Financial & Professional Services, with a $39 million increase in underwriting profit. The Technology result in 2003 included $74 million of favorable prior-year loss development. Improved underwriting discipline with respect to risk selection, significant price increases in recent years and the addition of profitable new business through acquisitions have contributed to increased profitability in the Specialty category.

2002 vs. 2001—The 22% increase in net written premium volume in 2002 over 2001 was driven by price increases and new business in several business centers. Virtually every business center in this segment achieved an increase in premium volume over 2001. In Financial & Professional Services, premium volume of $400 million grew 21% over 2001 due to strong price increases, particularly in the Directors and Officers line of business. Umbrella/Excess & Surplus Lines’ written premiums of $253 million were more than double comparable 2001 volume of $116 million, driven by a new commercial umbrella operation launched in 2002. Technology premiums of $372 million in 2002 were slightly higher than the 2001 total of $366 million, reflecting the effects of the economic weakness in the technology market sector.

The success of our underwriting and pricing actions throughout this category were reflected in the $188 million improvement in profitability over 2001. Underwriting profits in Financial & Professional Services in 2002 were $74 million higher than in 2001. Personal Catastrophe Risk achieved a $37 million increase in profitability over 2001. All of our operations in the Specialty category benefited in 2002 from strong price increases and the relative lack of catastrophe losses. Underwriting results in 2001 included $51 million of losses related to the September 11, 2001 terrorist attack.

International & Lloyd’ s

2003 vs. 2002—Net written premium volume of $1.33 billion in 2003 included $64 million of incremental premiums from the elimination of the one-quarter reporting lag at our operations at Lloyd’s (the remaining $3 million of incremental premiums described earlier in this discussion were recorded in our runoff Other segment). Excluding that additional $64 million, premium volume in 2003 of $1.27 billion was still 44% higher than in 2002. We experienced strong growth in our operations at Lloyd’s due to price increases, new business, favorable foreign currency exchange impacts and our increased participation in Lloyd’s following the consolidation of most of our Lloyd’s operations into one wholly-owned syndicate in 2003. Our total Lloyd’s premium volume in 2003 was $705 million (including the impact of the elimination of the one quarter reporting lag), compared with $398 million in 2002. In our international specialty operations, premium volume of $627 million was 30% higher than comparable 2002 premiums of $483 million. Price increases, new business and strong renewal retention rates all contributed to the strong growth over 2002. New business volume was particularly strong in Canada.

The improvement in underwriting results in 2003 was concentrated in our international specialty operations, particularly in Canada and the United Kingdom. The underwriting profit at our operations at Lloyd’s was down slightly from 2002, primarily due to $24 million of prior year losses in the personal lines business unit at Lloyd’s.

2002 vs. 2001—At Lloyd’s, 2002 premium volume of $398 million grew 24% over comparable 2001 premiums of $320 million, primarily driven by strong price increases and new business in certain classes of our Personal Lines business. In addition, Aviation premiums increased significantly due to our increased participation in that coverage in 2002. In our international specialty operations, premium volume of $483 million was 22% higher than the 2001 total of $397 million, driven by price increases and new business throughout these operations. The 2001 total included approximately $44 million of incremental premiums from the elimination of the one-quarter reporting lag.

Our international specialty operations and our operations at Lloyd’s both contributed to the $291 million improvement in underwriting results in 2002 compared with 2001. Price increases and the absence of significant weather-related losses were factors in the improvement over 2001. Underwriting results in 2001 included $90 million of losses related to the September 11, 2001 terrorist attack.

Surety and Construction

2003 vs. 2002—Net written premiums generated by our Surety business center totaled $475 million in 2003, down 1% compared with premiums of $480 million in 2002. The decline was primarily due to the closing of certain field offices, the impact of underwriting actions to improve the risk profile of our book of business, and increased reinsurance costs. In our Construction operation, net written premium volume in 2003 of $759 million was 3% less than premiums of $786 million in 2002, as the impact of price increases in 2003 was offset by a reduction in new business.

The Surety underwriting loss totaled $168 million in 2003, compared with an underwriting loss of $111 million in 2002. Surety’s 2003 underwriting loss included an $59 million pretax loss provision (net of reinsurance) related to one of our accounts that was in bankruptcy and unable to perform its bonded obligations. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the account. Following that approval, we received claim notices with respect to approximately $120 million of bonds securing certain workers’ compensation and retiree health benefit obligations of the account. We originally recorded a net pretax loss provision of $89 million when the claim notices were received and determined to be valid. In the fourth quarter of 2003, we re-estimated the amount of reinsurance recoverable related to that pretax loss, and recorded a $27 million reduction in our net loss. Conversely, in the fourth quarter of 2003, we recorded a $27 million provision to strengthen our Surety operation’s prior-year loss reserves, primarily related to a re-estimation of reinsurance recoverable related to losses incurred in 2002 associated with Enron Corporation’s bankruptcy. The 2002 Surety underwriting loss included a $34 million loss provision recorded after a judicial decision regarding surety bonds issued in connection with the construction of two large Brazilian oil rigs.

The Construction underwriting profit of $7 million in 2003 represented a significant improvement over the 2002 underwriting loss of $110 million, which included significant charges to strengthen prior-year reserves, as discussed in more detail below. The improvement over 2002 reflected the impact of significant price increases and our efforts to improve the quality of our book of business through the nonrenewal of underperforming accounts and the selective addition of new business.

In our Surety operation, we continued to experience an increase in the frequency of reported losses in 2003. Certain segments of our surety business tend to be characterized by low frequency but potentially high severity losses.

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

With regard to commercial surety bonds issued on behalf of companies operating in the energy trading sector, our aggregate pretax exposure, net of facultative reinsurance, is with five companies for a total of approximately $367 million ($305 million of which is from gas supply bonds), an amount that will decline over the contract periods. The largest individual exposure approximates $181 million (pretax). These companies all continue to perform their bonded obligations and, therefore, no claims have been filed.

In addition to our largest exposure discussed above with respect to energy trading companies, our commercial surety business as of December 31, 2003 included seven accounts with gross pretax bond exposures greater than $100 million each, before reinsurance. The majority of these accounts have investment grade ratings, and all accounts continue to perform their bonded obligations.

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

We continue with our intention to exit the segments of the commercial surety market discussed above by ceasing to write new business and, where possible, terminating the outstanding bonds. Since October 2000, when we made a strategic decision to significantly reduce the exposures in these segments, our total commercial surety gross open bond exposure has decreased by over 56% as of December 31, 2003. We will continue to be a market for traditional commercial surety business, which includes low-limit business such as license and permit, probate, public official, and customs bonds.

In the contract surety business, creditworthiness is a primary underwriting consideration and the underwriting process involves a number of factors, including consideration of a contractor’s financial condition, business prospects, experience and management. The risk in respect of a contract surety bond changes over time. Such risk tends to decrease as the related construction project is completed, but may increase to the extent the financial condition of the contractor deteriorates or difficulties arise during the course of the project. Losses in the contract surety business can occur as a result of a contractor’s failure to complete its bonded obligations in accordance with the contract terms. Such losses, if any, would be estimated by estimating the cost to complete the remaining work (which may include amounts advanced to the contractor by the surety) and the contractor’s unpaid bills, offset by monies due to the contractor, reinsurance and the estimated net realizable value of collateral. While our contract surety business typically has not been characterized by high severity losses, it is possible, given the current economic climate, that significant losses could occur.

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

In the third quarter of 2003, we made collateralized advances to a construction contractor that had failed to make payments under certain of its debt obligations. These third quarter advances did not impact our results of operations because the loss incurred was offset by our estimated recoverable.

In recent months, the contractor has completed a restructuring of its finances and entered into revised credit agreements with its lenders. As part of our strategy to mitigate our ultimate exposure to this account by facilitating the contractor’s efforts to complete bonded projects, we made additional advances for which we recorded an after-tax loss, net of estimated reinsurance and co-surety participation, of approximately $13 million in the fourth quarter of 2003. In February and early March 2004, we made or committed to make additional advances for which we recorded a net after-tax loss of approximately $15 million. We have not changed our estimate of the recoverable from that established at the end of the third quarter of 2003. Any future changes in our estimate of the recoverable, whether positive or negative, will affect our results of operations. We may make further advances and, subject to our underwriting criteria, we may also decide to issue bonds for new projects undertaken by this contractor.

If the contractor were to fail to complete its bonded projects, we estimate that our aggregate additional loss, net of estimated collateral, reinsurance recoveries and participation by co-sureties (one of which has experienced ratings downgrades and is in runoff), would likely not exceed $75 million on an after-tax basis, assuming a 35% statutory tax rate. Given the uncertainties relating to the contractor’s business and other factors, there is no assurance that our estimate and our potential exposure will not increase.

2002 vs. 2001—Total combined premium volume for our Surety and Construction operations increased by $293 million over 2001, primarily driven by $220 million of premium growth in Construction, where price increases averaged 30% in 2002. In the Surety business center, premium volume was $73 million higher than in 2001, primarily due to the combined $100 million contributed by St. Paul Guarantee in Canada (formerly London Guarantee), acquired in March 2002, and our acquisition in late 2001 of the right to seek to renew surety business previously underwritten by Fireman’s Fund Insurance Company (see the “Acquisitions and Divestitures” section of this discussion for further details about these acquisitions). Excluding the impact of the two acquisitions, Surety’s net premium volume in 2002 was slightly below comparable 2001 levels, reflecting the tightened underwriting standards instituted in recent years, particularly with respect to our commercial surety business, and an increase in domestic reinsurance costs in 2002.

Both business centers contributed to the $182 million deterioration in underwriting results compared with 2001. The Construction underwriting loss of $110 million was $75 million worse than the comparable 2001 loss of $35 million, driven by adverse prior-year loss development that prompted a $113 million fourth-quarter provision to strengthen loss reserves in our general liability and workers’ compensation coverages. The 2002 current accident year loss ratio for Construction, however, was much improved over the same 2001 ratio, reflecting the impact of strong underwriting initiatives, price increases and the shift to a larger-sized account profile. Approximately $93 million of Construction’s $113 million adverse prior year development was concentrated in general liability coverages. The table below allocates the general liability coverage portion of our reserve charge in 2002, by accident year, within our Construction business center.

	2002
Accident Year	Beginning Reserve	Reserve Charge
	(In millions)
2001	$150	$13
2000	74	64
1999	90	35
Prior	255	(19)
Total	$569	$93

Our analysis of trends for our general liability coverages in 2002 revealed case reserve strengthening occurring throughout the year. In addition, actual loss development during the year continued to exceed our expectations. The average paid closed claim trend had exceeded the average case reserve trend in the recent development. The average outstanding case reserve increased from $54,000 at year-end 2001 to $66,000 at year-end 2002. The average paid claim increased from $18,000 at year-end 2001 to $28,000 at year-end 2002. While the average paid claim was still below the average case reserve, this development in the data caused us to revise our trends and increase our estimate of ultimate losses. We increased our estimate of required loss reserves and recorded a $93 million increase to loss reserves. However, no changes were made to any other underlying assumptions.

The remaining reserve charge of $20 million related to workers’ compensation coverages (with beginning 2002 reserves of $363 million), primarily from the 2001 accident year. This charge resulted from a comprehensive claim review which focused on, among other data, a better estimate of our life-time benefit obligations. As a result of this review, we increased the number of claims identified as receiving life-time benefits and, accordingly, increased the related loss reserves. No changes were made to our underlying assumptions.

Surety’s 2002 underwriting loss was $111 million, compared with a loss of $4 million in 2001. The 2002 results reflected prior-year reserve charges of $104 million, which included $34 million related to the judgment regarding the Petrobras oil rig construction related to a 1996 incident, and $7 million for the settlement of litigation related to surety contracts issued on behalf of Enron Corporation related to a 2001 reported incident. Surety’s underwriting results in 2002 were also negatively impacted by reinstatement premiums paid for contract surety reinsurance, which reduced our net earned premiums, as well as an increase in losses in our contract surety business where we have experienced a higher than normal level of loss frequency.

In addition to the Petrobras and Enron events referred to above, we experienced an increase in the frequency of losses in 2002, with much of this increase being tied to the economic downturn in North America. Included in the $104 million of prior-year development for 2002 was a fourth-quarter provision totaling $63 million in our domestic surety operations as detailed in the following table. The entire Surety business center prior year reserve charge was driven by development on specific claims. Since surety losses are not recognized until the period a claim is filed, no changes were made to assumptions. The insurance concept of “accident year” is not meaningful to surety business. The yearly information in the following table represents the year in which we determined that an incident had occurred, which might give rise to a possible claim.

	2002
Accident Year	Beginning Reserve	Reserve Charge
	(In millions)
2001	$77	$25
2000	27	23
1999	4	7
Prior	44	8
Total	$152	$63

Commercial Lines

The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in involuntary insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet(SM) and St. Paul Advantage(SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail exposures, as well as programs for selected industries that are national in scope and have similar risk characteristics such as franchises and associations. The majority of these programs were formerly classified as a separate “Specialty Programs” business center in our Specialty Commercial segment but were reclassified in 2003 to our Middle Market Commercial business center in the Commercial Lines segment to more accurately reflect the manner in which this business is underwritten and managed. This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector. The Property Solutions business center combines our Large Accounts Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large property risks.

The following table summarizes key financial data for each of the last three years in the Commercial Lines segment.

	Years Ended December 31
	2003	2002	2001
	($ in millions)
Net written premiums	$2,461	$1,955	$1,697
Percentage increase over prior year	26%	15%
Underwriting result	$235	$141	$(153)
Statutory combined ratio:
Loss and loss adjustment expense ratio	58.9	61.4	76.0
Underwriting expense ratio	29.4	30.3	32.3
Combined ratio	88.3	91.7	108.3

2003 vs. 2002—The 26% increase in net written premium volume in 2003 over 2002 was driven by a combination of higher customer retention, continued price increases, and significant new business generated by our acquisition of the right to renew certain business previously underwritten by Kemper Insurance Companies (described in more detail earlier in this discussion). After several years of significant price increases and selective re-underwriting of our book of business in this segment, our focus in 2003 was on retaining the quality new business developed in recent years. Although the pace of price increases began to slow in 2003, continued favorable market conditions and our strong presence in the marketplace provided us with the opportunity to achieve further price increases, where appropriate. Price increases across the entire segment averaged 11% for the year. Throughout the Commercial Lines segment in 2003, we continued to nonrenew underperforming classes of business and utilize our distribution network to capitalize on new business opportunities. The Kemper renewal rights transaction provided an influx of quality exposures that augmented the solid base of business we have built in recent years.

In our Middle Market Commercial business center, net written premium volume of $1.61 billion was 31% higher than comparable 2002 premiums of $1.23 billion. In the Small Commercial business center, written premiums of $741 million grew 19% over 2002 premiums of $622 million. After extensive efforts in 2002 to build our capability to serve the small commercial marketplace, we turned our focus in 2003 to launching our insurance products tailored to meet the needs of this market sector. In the Property Solutions business center, 2003 premium volume of $73 million was 31% higher than 2002 premiums of $56 million, primarily due to new business volume and a reduction in the amount of business ceded to reinsurers.

The Commercial Lines’ underwriting profit of $235 million in 2003 was over 65% higher than the comparable 2002 profit of $141 million, primarily driven by strong improvement in current accident year results in each business center comprising the segment. The growth in profitability in 2003 was achieved despite a significant increase in weather-related losses in 2003 compared with 2002, primarily resulting from storms throughout the United States during the year. Results in 2003 also benefited from $30 million of favorable development on prior-year loss reserves. The 2003 underwriting profit reflects the success of our stringent underwriting principles and aggressive risk control efforts, as well as the significant impact of price increases achieved in 2002 and 2003. In addition, in 2003 we accelerated our focus on expense discipline, which resulted in an over one-point improvement in our statutory expense ratio for the year. As we continue to emphasize productivity enhancements, including increased use of automation and processing improvement initiatives, we expect further improvements in our expense ratio going forward.

2002 vs. 2001—Premium growth of 15% in 2002 was primarily due to price increases, the impacts of which were offset somewhat by a decline in business retention levels resulting from our efforts to increase profitability. We capitalized on favorable market conditions in 2002 by implementing significant price increases, rejecting new and renewal business where we could not achieve appropriate price increases, and selectively adding new business that met our pricing and underwriting criteria. Price increases across the entire segment averaged 23% in 2002. Middle Market Commercial net written premiums totaled $1.23 billion in 2002, 9% higher than 2001 premiums of $1.12 billion. Our focus in 2002 was to maximize the quality and profitability of our middle market book of business; as a result, the impact of significant rate increases was substantially offset by reductions in business retention rates and new business levels. Small Commercial premium volume of $622 million in 2002 grew 7% over 2001 premiums of $575 million. We greatly expanded our involvement in the small commercial marketplace in 2002 through the development of products to serve particular sectors of the market, and through investments in technology to enable easy access to those products by agents, brokers and insureds.

The Commercial Lines segment total underwriting profit in 2002 of $141 million was significantly improved over the 2001 underwriting loss of $153 million, which included $136 million of losses related to the September 11, 2001 terrorist attack. Current accident-year results in 2002 in all three business centers in this segment improved over 2001, with the most notable improvement occurring in Middle Market Commercial. The $158 million improvement in underwriting results from 2001 to 2002 (after excluding losses from the terrorist attack in 2001) reflected the impact of price increases and the improvement in the quality of our book of business, as well as a decline in weather-related losses. In 2001, reported results would have been significantly worse if not for the benefit of a $128 million reduction in prior-year loss reserves, of which $93 million related to certain business written prior to 1988.

PROPERTY-LIABILITY INSURANCE OPERATIONS

Other

This segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd’s, including our participation in the insuring of the Lloyd’s Central Fund; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. We have a management team in place for these operations, seeking to ensure that our outstanding claim obligations are settled in an expeditious and economical manner. This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). In addition to our participation in voluntary insurance pools, this prior year business includes the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment. Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures.

The following table summarizes key financial data for each of the last three years in this segment. The table excludes statutory ratios, which are not meaningful in a runoff environment because the Company has generally ceased underwriting new business in these operations.

	Years Ended December 31
	2003	2002	2001
	($ in millions)
Health Care
Net written premiums	$23	$172	$661
Percentage decline from prior year	(87)%	(74)%
Underwriting result	$(391)	$(165)	$(935)
Reinsurance
Net written premiums	$132	$751	$1,677
Percentage decline from prior year	(82)%	(55)%
Underwriting result	$3	$(22)	$(726)
Other Runoff
Net written premiums	$60	$287	696
Percentage decline from prior year	(79)%	(59)%
Underwriting result	$(374)	$(687)	(207)
Total Other Segment
Net written premiums	$215	$1,210	3,034
Percentage change from prior year	(82)%	(60)%
Underwriting result	$(762)	$(874)	(1,868)

Health Care

2003 vs. 2002—Written premiums in 2003 primarily consisted of extended reporting endorsements and a small amount of professional liability coverage for other professionals such as dentists, nurse anesthetists, and other healthcare professionals who are not physicians or surgeons. These “Other Professional” policies were part of three-year policies that we had committed to prior to our exit from the Health Care lines of business in 2001. Additionally, we are required to offer reporting endorsements to claims-made policy holders at the time their policies are not renewed. These endorsements cover losses that occurred in prior periods that have not yet been reported. Unlike typical policies, premiums on these endorsements are fully earned, and the expected losses are fully reserved, at the time the endorsement is written. The vast majority of reporting endorsements underwritten in 2003 pertained to physicians’ and surgeons’ liability coverage.

The 2003 underwriting loss included a $350 million provision recorded in the fourth quarter to increase net prior accident year loss reserves. The majority of remaining underwriting losses in 2003 consisted of current-year loss provisions related to reporting endorsements. Further information regarding the $350 million prior-year loss provision is included in the following table.

	2003
Accident Year	Beginning Reserve	Allocation Of Charge
	(In millions)
2002	$450	$58
2001	456	117
2000	370	79
1999	268	14
Prior	532	82
Total	$2,076	$350

The significant allocation to the three most recent incurred years is consistent with the nature of the claims-made insurance product. The average payment date on this book of reserves is approximately two years, meaning that 50% of the losses will be settled within two years. Accordingly, the change in assumptions that resulted in the $350 million charge in 2003 significantly impacted the most recent incurred years, as expected.

2002 vs. 2001—Written premiums in 2002 were generated by extended reporting endorsements and professional liability coverages underwritten primarily in the first quarter of the year prior to our non-renewal notifications becoming effective in several states. The majority of reporting endorsements underwritten in 2002 pertained to physicians’ and surgeons’ liability coverage.

The 2002 underwriting loss included $85 million in provisions to increase net prior accident year loss reserves, comprised specifically of a $97 million charge in the second quarter of the year, and reductions totaling $12 million throughout the year resulting primarily from reinsurance contract commutations. The majority of remaining losses in 2002 consisted of current-year loss provisions related to reporting endorsements. Details regarding the $97 million prior-year loss provision recorded in the second quarter of 2002 are included in the following table.

	2002
Accident Year	Beginning Reserve	Allocation Of Charge
	(In millions)
2001	$607	$100
2000	572	13
1999	480	(16)
1998	328	(1)
Prior	590	1
Total	$2,577	$97

Analysis of Loss Provisions Recorded.   In the years ended December 31, 2003, 2002 and 2001, we recorded net provisions of $350 million, $85 million and $735 million, respectively, to strengthen prior accident year loss reserves in our Health Care operation. The following table presents a rollforward of loss activity for the Health Care operation for the years ended December 31, 2003, 2002 and 2001. This information includes loss amounts and claim data for our entire domestic Health Care operation, whereas tables presented elsewhere in this discussion relate only to our domestic medical malpractice line of business.

	Years Ended December 31
	2003	2002	2001
	($ in millions)
Reserves for losses and allocated LAE at beginning of period	$2,076	$2,577	$2,204
Losses and allocated LAE incurred:
Reserve strengthening	350	85	735
Other incurred	74	494	672
Losses and allocated LAE paid	(881)	(1,080)	(1,034)
Reserve for losses and allocated LAE at end of period	$1,619	$2,076	$2,577
Number of claims paid during period	8,250	16,446	20,963
Number of claims pending at end of period	10,284	15,002	18,945

The following presents a summary of trends we observed within our Health Care operation, by quarter, for the three-year period ended December 31, 2003. The discussion focuses on our Medical Malpractice line of business, since 99% of the reserve adjustments related to this business. Our Medical Malpractice business includes all medical liability coverage within our Health Care operation, and comprised approximately 93% of our total Health Care segment reserves at December 31, 2003; the remaining business included in this operation is represented by claims arising out of ancillary business (such as automobile and property coverage for our Medical Malpractice customers). There were no offsetting increases or decreases in reserves of different lines within our Health Care operation. Of the Medical Malpractice reserve adjustments recorded in 2003, approximately 17% related to 2002 incurred losses; approximately 33% to 2001 incurred losses; approximately 23% to 2000 incurred losses; approximately 4% to 1999 incurred losses; and the remainder of 23% to incurred losses in 1998 and prior years. Of the Medical Malpractice reserve adjustments recorded in 2002, approximately 88% related to

2001 incurred losses; approximately 50% to 2000 incurred losses; approximately (7)% to 1999 incurred losses; approximately 6% to 1998 incurred losses; and the remainder of (37)% to incurred losses in 1997 and prior years. Of the Medical Malpractice reserve adjustments recorded in 2001, approximately 29% related to 2000 incurred losses; approximately 30% to 1999 incurred losses; approximately 15% to 1998 incurred losses; approximately 10% to 1997 incurred losses; and the remaining 16% to incurred losses in 1996 and prior years.

In general, the reserve increases discussed below have primarily resulted from claim payments being greater than anticipated due to the recent escalation of large jury awards, which included substantially higher than expected pain and suffering awards. This affected our view of not only those cases going to trial, but also our view of all cases where settlements are negotiated and the threat of a large jury verdict aids the plaintiff bar in the negotiation process. The recent escalation in claim costs in the periods noted below that resulted from these developments was significantly higher than originally projected trends (which had not forecasted the change in the judicial environment), and has now been considered in our actuarial analysis and the projection of ultimate loss costs. In addition, a portion of the reserve increase in the fourth quarter of 2001 resulted from information obtained from the work of a Health Care Claims Task Force, created during the first half of 2001, which focused resolution efforts on our largest claims with the intent of lowering our ultimate loss costs.

The following table summarizes, for each quarter of 2003, 2002 and 2001, our ending net reserves for losses and allocated loss adjustment expenses for our Health Care segment, any prior-period reserve strengthening recorded in the quarter (all related to the Medical Malpractice portion of the segment), and the percentage such reserve strengthening represented in relation to beginning of period total loss liability.

	Ending Reserves	Reserve Adjustment*	Percent of Prior Quarter Reserves
	($ in millions)
2001:
1st quarter	$2,195	$90	4%
2nd quarter	$2,195	$105	5%
3rd quarter	$2,226	$—	—%
4th quarter	$2,577	$540	24%
2002:
1st quarter	$2,439	$—	—%
2nd quarter	$2,377	$97	4%
3rd quarter	$2,291	$—	—%
4th quarter	$2,076	$—	—%
2003:
1st quarter	$1,863	$—	—%
2nd quarter	$1,680	$—	—%
3rd quarter	$1,505	$—	—%
4th quarter	$1,619	$350	23%

*                    The insurance loss reserving process involves judgment by actuaries and management, including evaluation not only of underlying data, but also of changes in legal, economic and societal factors that are generally not quantifiable. Such application of judgment includes an analysis of trends that develop over time and which make it difficult to directly correlate specific data points (as discussed previously) with a specific reserving decision.

2001

In the first quarter, we determined that trends that had begun to appear in the third and fourth quarters of 2000 with respect to the book of business of ACIC were outside of expected trends, resulting in increases to our expected average case reserve outstanding and average paid claims. Within the Fire & Marine book of business, we also observed a continuation of the increase in the average outstanding case reserve levels and in the average paid claims. We believe the principal cause of these increases was the judicial trend noted above. We revised our estimate of ultimate losses and made a reserve addition of $90 million. In the second quarter, we determined that the sharp increases in average paid claims and outstanding case reserve levels during the prior quarters and the second quarter of 2001 indicated a need to increase our actuarial estimate of required reserves (without changing our projected trends) in light of the adverse judicial awards noted above, and we made a reserve addition of $105 million. In the third quarter, while case reserve levels increased, the average paid claims were within an expected level. Certain of our models indicated a need for increased reserves, while other methods, including the results of stress testing the underlying assumptions (primarily the level of case reserves and paid activity), indicated that reserves were appropriate in total for our Health Care segment. Management considered all available information and determined that reserves were appropriate as of September 30, 2001.

In the fourth quarter of 2001, we revised certain actuarial assumptions based on the adverse trends observed in the prior three quarters. Average case reserve levels increased significantly due to our efforts to identify cases that could be expected to have a significant impact and manage them to closure more actively. Based on the evolving trends we had observed emerging in prior quarters, as well as escalating claim payments observed in the fourth quarter of 2001, we concluded that average payments were not only at a new sustained and higher level, but that they could also increase beyond those average payments, and/or at a rate faster than inflation. We thus concluded it was appropriate at that time to change the actuarial assumptions we had been using in our development pattern to consider higher loss severities and a faster rate of growth for losses. Specifically, during the fourth quarter of 2001, we adjusted our assumptions with respect to the expected ultimate incurred and paid losses at each 12-month period from the reported loss date. These assumptions increased the expected ultimate incurred loss from a 2% increase over our estimated incurred at 108 months following the reported date, to a 24% increase over estimated incurred at 12 months following the reported date. Similarly, we increased our expected ultimate paid loss assumption from a 3% increase over our paid losses at 108 months following the reported date to a 46% increase over our assumption of the paid losses at 12 months following the reported date. After careful analysis and determination of development patterns and the resulting revision of our actuarial assumptions described above, a charge to reserves of $540 million was determined to be necessary and was recorded during the fourth quarter of 2001.

2002

Following the cumulative prior-year reserve charges of $735 million in 2001, activity in the first quarter of 2002 developed according to projections. Average paid claims for the full year of 2001 for medical malpractice lines had been $117,000, including a fourth quarter average of $124,000. The phrase “average paid claims” as used herein excludes claims which were settled or closed for which no loss or loss expense was paid. In the first quarter of 2002, the average paid loss was down to $111,000. We interpreted this as a positive sign that prior year reserve charges up to this point had been adequate. The average outstanding case reserve increased slightly from $141,000 in the fourth quarter of 2001 to $144,000 in the first quarter of 2002, but this was interpreted as a relatively benign change, given inflation and the promising decrease in average payment amounts. No additional reserve action was taken.

In the second quarter of 2002, average paid claims for medical malpractice lines were again somewhat above expectations, rising to $130,000 for the quarter. This, coupled with an additional increase in the average outstanding case reserve to $148,000, prompted management to reflect these new increased averages in its reserve analysis and record a reserve increase of $97 million.

Throughout 2002, we initiated significant changes to our Health Care claims organization and resolution process. During the third quarter of 2002, we began to see the results of executing this strategy. Specifically, case loads per adjuster had begun to decline substantially and the process for providing oversight on high exposure cases had been streamlined, enabling a more expeditious approach to our handling of these medical malpractice claims—including the establishment of stronger case reserves. We also added staff with expertise in high exposure litigation management to assist claim handlers in aggressively pursuing appropriate resolutions on a file-by-file basis. This allowed us to establish more effective resolution strategies to either resolve claims prior to going to trial or, for those claims deemed as non-meritorious, maintain an aggressive defense. We also became more selective in determining which cases are taken to trial and more willing to make use of our right to select defense counsel in those instances that we decide to litigate. This caused our ratio of defense verdicts to plaintiff verdicts to improve over prior years. We began to more effectively manage our claim disposition strategies to limit the number of catastrophic verdicts. We believe that executing this strategy increased our ability to reduce our ultimate indemnity losses.

As noted above, as part of our focus on claim resolution, we increased our emphasis on routinely reviewing our case reserves and put in place a process where managers actively review each adjuster’s entire inventory of pending files to assure, among other things, that case reserves are adequate to support settlement values. In addition, as we moved further into runoff, our mix of paid and outstanding claims changed and we expected that our statistical data would reflect fewer new claims. We expected our claim counts to go down and the average size of our outstanding and paid claims to go up since newly reported claims are often settled at minimal loss or loss expense cost.

In the third quarter of 2002, although our average paid claim decreased slightly to $126,000, our average outstanding claim reserve increased to $166,000. We believed that increases in the average outstanding claim reserve was due to both the claim mix and case strengthening as described above and was not unexpected in a runoff environment. Accordingly, we did not record any reserve charge given the favorable effects we anticipate realizing in future ultimate payments.

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

During 2002, and as described above, we concluded that the impact of settling claims in a runoff environment was causing abnormal effects on our average paid claims, average outstanding claims, and the amount of average case reserves established for new claims—all of which are traditional statistics used by our actuaries to develop indicated ranges of expected loss. Taking these changing statistics into account, we developed varying interpretations of our data which implied added uncertainty to our evaluation of these reserves. It is our belief that this data, when appropriately evaluated in light of the impact of our migration to a runoff environment, supports our view that we will realize significant savings on our ultimate claim costs.

In the fourth quarter of 2002, we established specific tools and metrics to more explicitly monitor and validate our key assumptions supporting our reserve conclusions since we believe that our traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis. The tools we developed track the three primary indicators which are influencing our expectations and include: a) newly reported claims, b) reserve development on known claims and c) the “redundancy ratio,” comparing the cost of resolving claims to the reserve established for that individual claim.

Emergence of newly reported claims—Our Health Care book of business was put into runoff at the end of 2001 and our outstanding exposure rapidly dropped, as expected. Since the majority of coverage we offered was on a claims-made basis, and notification of the claim must be made within the policy period, the potential for unreported claims decreased significantly. We expected that the emergence of newly reported medical malpractice claims, with incurred years of 2002 or prior, would not exceed 40% of our current outstanding case reserve amount.

Development on known claims—As part of executing our runoff claims strategy, the inventory of claim-specific case reserves was reviewed during 2002 in an effort to reserve each claim as appropriately as possible. This effort was in its advanced stages at the end of 2002, and our expectations for additional reserve strengthening on known claims was considered to be minimal. We did not expect additional case development on medical malpractice claims to exceed 3% of existing case reserves.

Case redundancy—While there were claims settlements which exceeded the claim-specific reserve that had been established, on the whole, claims were being settled at a level significantly less than the individual case reserve previously carried. During 2001, the amount of excess reserves above settled amounts as a percentage of previously established reserves (referred to as a redundancy ratio) were in the range of 25% to 30%. By the end of 2002, the redundancy ratio had increased to between 35% and 40%. We expected this ratio to stay within this range to support our best estimate of a reasonable provision for our loss reserves.

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

In the second quarter of 2003, the dollar amount of newly reported claims totaled $127 million, approximately 5% higher than we anticipated in our original estimate of the required level of reserves at year-end 2002. Nevertheless, through the first half of 2003, the dollar amount of newly reported claims was approximately 12% lower than we anticipated. Loss development on known claims during the second quarter of 2003 was negative, but not as negative as we anticipated. Our actual redundancy ratio continued to improve in the second quarter of 2003; however, since newly reported claims and loss development on known claims did not improve as much as we expected in the second quarter, the required reserve redundancy had increased modestly from the previously estimated range of 35% to 40%.

In the third quarter of 2003, the dollar amount of newly reported claims totaled $108 million, approximately 10% higher than we anticipated in our original estimate of the required level of reserves at year-end 2002. However, through the first nine months of 2003, the dollar amount of newly reported claims was approximately 7% lower than we anticipated due to the positive variance in the first quarter. Loss development on known claims during the third quarter of 2003 was worse than anticipated. Our actual redundancy ratio continued to improve in the third quarter of 2003; however, since newly reported claims and loss development on known claims again did not improve as much as we expected in the third quarter, the required reserve redundancy had increased from the previously estimated range of 35% to 40% to approximately 45%.

In the fourth quarter of 2003, the dollar amount of newly reported claims totaled $65 million, approximately 24% better than we anticipated in our original estimate of the required level of reserves at year-end 2002. The dollar amount of newly reported claims for the year ended December 31, 2003 was approximately 10% better than our original expectation. We consider the assumptions we made at the end of 2002 for newly reported claims to be appropriate and we have made no changes to those assumptions. Loss development on known claims during the fourth quarter of 2003 was only slightly worse than anticipated. However, through all of 2003, the cumulative development was considerably worse than expected. Through the third quarter, this adverse development on known claims was offset by continued improvement on the actual redundancy ratio experienced and no adjustment had been needed. However, our actual redundancy ratio, which had continually improved during the first nine months of 2003, took an adverse turn during November and December, causing the required reserve redundancy to increase above our level of tolerance. The view that the redundancy ratio would not only fail to continue to improve, but could likely decay over time caused us to make an adjustment to the reserve levels. The new required redundancy ratio, after the $350 million of reserve strengthening recorded in the fourth quarter, is in the range of 30% to 35%.

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. The results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of December 31, 2003 and our analysis continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.

Reinsurance

In the years prior to 2002, our Reinsurance segment (“St. Paul Re”) generally underwrote treaty and facultative reinsurance for property, liability, ocean marine, surety, certain specialty classes of coverage, and “nontraditional” reinsurance, which provided limited traditional underwriting risk protection combined with financial risk protection. In late 2001, we announced our intention to cease underwriting certain types of reinsurance coverages and narrow our geographic presence in 2002, as described in more detail earlier in this discussion. As a result, in January 2002, St. Paul Re began focusing almost exclusively on the following types of reinsurance coverage: property catastrophe, excess-of-loss casualty, marine and traditional finite. St. Paul Re conducted its business through four business centers: North American Casualty, North American Property, International and Finite Risk. As discussed in more detail earlier in this report, in November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. (“Platinum”) while retaining liabilities generally for reinsurance contracts incepting prior to January 1, 2002. Reported results for our Reinsurance operation in 2003 represent premium adjustments and loss development on reinsurance business underwritten prior to the transfer of business to Platinum. Reported results for 2002 include those elements, as well as activity from the period January 1, 2002 up to the date of transfer to Platinum.

2003—The underwriting profit of $3 million in 2003 was driven by $8 million of favorable development on prior-year loss reserves related to the September 11, 2001 terrorist attack. Results in 2003 also included a $6 million underwriting loss related to the transfer of additional assets and reserves to Platinum pursuant to an adjustment mechanism as described in more detail earlier in this report.

2002 vs. 2001—The significant decline in written premium volume in 2002 compared with 2001 was primarily due to reduced volume from the lines of business targeted for exit at the end of 2001. Also contributing to the decline in premium volume in 2002 was the rescission of several large reinsurance contracts, which reduced written premiums by $137 million. In addition, St. Paul Re ceded written premiums of $158 million in the fourth quarter related to the transfer of business to Platinum, representing unearned premiums as of the date of transfer on business incepting subsequent to January 1, 2002. These reductions in premiums were partially offset by significant price increases on the narrowed lines of business underwritten in 2002 prior to the transfer to Platinum, and new business in the accident and health reinsurance market.

St. Paul Re’s underwriting loss of $22 million in 2002 included a $40 million detriment from aggregate excess-of-loss reinsurance treaties, primarily related to the commutation of a portion of one aggregate excess-of-loss reinsurance treaty that was exclusive to our reinsurance operations. The 2002 result also included $23 million of losses related to the September 11, 2001 terrorist attack, which were partially offset by favorable loss experience on business underwritten in 2002, driven by significant price increases and benefits derived from exiting unprofitable lines of business. Catastrophe and other weather-related losses in 2002 totaled $31 million, comprised primarily of losses associated with flooding in Europe in August. The underwriting loss of $726 million in 2001 was dominated by $556 million of losses related to the September 11, 2001 terrorist attack. Other catastrophe and weather-related losses of $66 million in 2001 were driven by losses from the explosion of a chemical plant in France and tropical storm Allison in the United States. The remainder of underwriting losses in 2001 were concentrated in North American casualty and property reinsurance business.

Other Runoff

This category includes the results of the following international insurance operations: 1) our runoff operations at Lloyd’s, primarily consisting of the following lines of business written through four syndicates, across which our ownership ranged from 54% to 100% and which ceased underwriting in 2001 or the first quarter of 2002: casualty insurance and reinsurance, non-marine reinsurance, professional liability insurance (particularly for financial customers, and directors’ and officers’ liability insurance) and our participation in the insuring of the Lloyd’s Central Fund; 2) Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000. Unionamerica underwrote liability and property coverages, including medical malpractice and other professional liability and directors’ and officers’ liability, both inside and outside of Lloyd’s, on both an insurance and excess-of-loss reinsurance basis; 3) all other international runoff lines of business we decided to exit at the end of 2001, consisting of health care business in the United Kingdom, Canada and Ireland, as well as our underwriting operations in Germany, France, the Netherlands, Argentina, Mexico (excluding surety business), Spain, Australia, New Zealand, Botswana and South Africa. (In 2003, we sold our operations in Botswana, and in 2002, we sold our operations in Argentina, Mexico and Spain); and 4) the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). We have a management team in place for the operations comprising this category to ensure that our outstanding claim obligations are settled in an expeditious and economical manner.

2003 vs. 2002—Despite placing all of the operations in this category in runoff at the beginning of 2002, we continue to underwrite business in selected markets while we attempt to sell certain of those operations, accounting for the $60 million of premium volume in 2003. The $374 million underwriting loss included $285 million in provisions to strengthen prior-year loss reserves and $89 million of current year losses and underwriting expenses.

Lloyd’s accounted for $159 million of the underwriting loss in 2003, driven by $108 million of adverse loss development on business written in prior years and poor current-year results from North American liability business, and financial and professional business, as well as an increase in the provision for uncollectible reinsurance. (The elimination of the one-quarter reporting lag for our operations at Lloyd’s accounted for $48 million of our reported underwriting loss for Lloyd’s in this category in 2003). Unionamerica’s underwriting loss in 2003 of $104 million included $67 million of adverse prior year loss development and a $21 million increase in the provision for uncollectible reinsurance, with the remainder reflecting current year losses related to strengthened loss assumptions on contracts still in effect in 2003.

These current year losses are centered in three lines of business underwritten through the Lloyd’s market that are now managed by Unionamerica: insurance of non-U.S. medical malpractice, excess-of-loss reinsurance of directors’ and officers’ liability business, and U.S. surplus lines business. All other international runoff lines of business accounted for $58 million of underwriting losses in 2003, compared with $56 million of losses in 2002. The underwriting loss on domestic lines underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998) was $53 million, the majority of which was comprised of $46 million of adverse prior year development primarily attributable to an increase in asbestos reserves during the fourth quarter of 2003. Adverse prior-year reserve development of $43 million in our other international lines occurred throughout the year in various lines of business and in various increments.

The following table summarizes prior year reserve charges in 2003 by line of business or operation.

	2003
Line of business or operation:	Beginning Reserve	Reserve Charge
	(In millions)
Lloyd’s:
Financial Institutions and Professional	$109	$31
North American and Other Casualty	221	57
Other Lloyd’s runoff lines	166	20
Subtotal—Lloyd’s	496	108
Unionamerica	304	88
Other international lines	346	43
Other domestic lines	1,560	46
Total	$2,706	$285

Business underwritten through our Lloyd’s syndicates, including the majority of Unionamerica’s business, is done in a subscription market, in which parties participate in portions of policies and/or groups of policies. As a result, the concepts of claim frequency and claim size trend for specific syndicates and/or shares of syndicates are neither available nor pertinent.

2002 vs. 2001—The significant decline in written premium volume in 2002 reflected the impact of our decision to place these businesses in runoff. International runoff lines of business accounted for $110 million of written premium volume in 2002, down 54% from $240 million in 2001. We continued to underwrite business in selected markets while we attempted to sell certain of our operations. Our Lloyd’s runoff premium totaled $114 million in 2002, compared with $253 million in 2001. Unionamerica syndicate premium volume totaled $18 million in 2002, down significantly from 2001 premiums of $99 million.

Lloyd’s accounted for $99 million of the underwriting loss in 2002, driven by adverse loss development on business written in prior years and poor current-year results from North American liability and reinsurance business. Unionamerica’s underwriting loss in 2002 of $60 million included $27 million of adverse prior year loss development, with the remainder reflecting current year losses related to strengthened loss assumptions related to contracts still in effect in 2002. These losses are centered in three lines of business underwritten through Lloyd’s syndicates that are now managed by Unionamerica: excess-of-loss reinsurance on U.S. medical malpractice, directors’ and officers’ liability business, and U.S. surplus lines business. All other international runoff lines of business accounted for $56 million of underwriting losses in 2002, compared with $94 million of losses in 2001. Losses in 2002 were centered in the Netherlands and Spain, whereas in 2001 losses were concentrated in health care business and construction coverages offered in the United Kingdom. The decline in these other international runoff losses in 2002 reflected the impact of our decision to withdraw from those markets.

The following table summarizes prior year reserve charges in 2002 by line of business or operation.

	2002
Line of business or operation:	Beginning Reserve	Reserve Charge
	(In millions)
Lloyd’s:
Financial Institutions and Professional	$78	$46
North American and Other Casualty	154	75
Other Lloyd’s runoff lines	239	14
Subtotal—Lloyd’s	471	135
Unionamerica	445	27
Other international lines	333	6
Total	$1,249	$168

PROPERTY-LIABILITY INSURANCE

Investment Operations

The following table summarizes the composition and carrying value of our property-liability investment segment’s portfolio at the end of 2003 and 2002. More information on each investment class follows the table.

	December 31
	2003	2002
	(In millions)
Fixed income securities	$16,447	$17,135
Real estate and mortgage loans	838	873
Venture capital	535	581
Equities	122	355
Securities on loan	1,584	806
Short-term investments	2,513	2,070
Other investments	760	657
Total investments	$22,799	$22,477

FIXED INCOME SECURITIES—Our portfolio of fixed income investments is primarily composed of high-quality, intermediate-term taxable U.S. government, corporate and mortgage-backed bonds, and tax-exempt U.S. municipal bonds. We manage this portfolio conservatively, investing almost exclusively in investment-grade securities.

At December 31, 2003, approximately 96% of our fixed income portfolio, comprised of our fixed income securities, the securities on loan and short-term investments, was rated investment grade. Approximately 3% consisted of non-investment grade securities and 1% were non-rated securities.

We participate in a securities lending program whereby certain fixed income securities from our portfolio are loaned to other institutions for short periods of time. We receive a fee from the borrower in return. We require collateral equal to 102% of the fair value of the loaned securities, and we record the cash collateral received as a liability. The collateral is invested in short-term investments and reported as such on our balance sheet. The carrying value of the securities on loan is removed from fixed income securities on the balance sheet and shown as a separate investment asset. We continue to earn interest on the securities on loan, and earn a portion of the interest related to the short-term investments.

At the end of 2003, the reported amortized cost of our fixed income portfolio was $15.6 billion, compared with $16.1 billion at the end of 2002. The decline was primarily due to our increased participation in the securities lending program described above and the resulting reclassification of those securities to a separate balance sheet caption. We carry these securities on our balance sheet at fair value, with the appreciation or depreciation recorded in shareholders’ equity, net of taxes. The fair values of our bonds fluctuate with changes in market interest rates, changes in yield differentials between fixed income asset classes and changes in the perceived creditworthiness of corporate obligors. At the end of 2003, the pretax unrealized appreciation of our fixed income portfolio was $862 million, compared with unrealized appreciation of $1.0 billion at the end of 2002, with the decline due to higher market interest rates in 2003. The 10-year U.S. Treasury yield rose 43 basis points during 2003. In 2002, by contrast, that same U.S. Treasury yield declined by 123 basis points, causing a significant increase in the unrealized appreciation of the portfolio over year-end 2001.

Our decision whether to purchase taxable or tax-exempt securities is driven by corporate tax considerations, and the relationship between taxable and tax-exempt yields at the time of purchase. In recent years, the availability of corporate Net Operating Loss carryforwards and Alternative Minimum Tax carryforwards has increased our ability to benefit from taxable investment income. Accordingly, a significant majority of our new fixed income purchases in recent years have consisted of taxable bonds. The average yield on taxable bonds purchased in 2003 was 4.5%, compared with 5.3% in 2002 and 6.5% in 2001. The decline of these average investment yields in both 2003 and 2002 reflected the impact of the Federal Reserve rate actions and general economic weakness. Taxable bonds accounted for 77% of our fixed income portfolio at year-end 2003, compared with 75% at the end of 2002. The bond portfolio in total carried a weighted average pretax yield of 5.7% at December 31, 2003, compared with 6.2% at the end of 2002.

Pretax investment income generated by our fixed income securities, securities on loan and short-term investments in 2003 totaled $1.02 billion, down 7% from 2002 investment income of $1.09 billion. Our investment income in 2003 was negatively impacted by yields on new investments purchased during the last several years, which were significantly lower than yields on investments that matured in those years. In addition, significant loss and loss adjustment expense payments, including payments related to our runoff operations and the $747 million Western MacArthur asbestos settlement payment, prevented significant growth in our invested asset base during 2003. In 2002, pretax investment income from fixed income investments was 1% below 2001 income of $1.11 billion. The effect of the decline in yields available on new investments in 2002 was substantially offset by an increase in funds invested, largely due to the capital infusion and sales of equity investments.

Additional information regarding our fixed income portfolio is disclosed in the Critical Accounting Policies section of this discussion.

REAL ESTATE AND MORTGAGE LOANS—Real estate ($775 million) and mortgage loans ($63 million) accounted for 4% of our total property-liability investments at the end of 2003. Our real estate holdings primarily consist of commercial office and warehouse properties that we own directly or in which we have a partial interest through joint ventures. Our properties are geographically distributed throughout the United States and had an occupancy rate of 89.7% at year-end 2003, compared with 89.9% in 2002. Real estate investments produced pretax investment income of $61 million in 2003, compared with $67 million in 2002. Our real estate investment cash flows of $106 million in 2003 were slightly higher than cash flows of $105 million in 2002. These cash flows equated to cash yields of 10.8% and 10.4% for 2003 and 2002, respectively. We made no significant real estate purchases in 2003 or 2002.

We acquired our portfolio of mortgage loans in the 1998 merger with USF&G. The loans, which are collateralized by income-producing real estate, produced investment income of $6 million in 2003 and $10 million in 2002. Net pay downs and repayments of the loans totaled $19 million in 2003 and $52 million in 2002. We did not originate any new loans in either of the last two years.

VENTURE CAPITAL—Venture capital comprised 2% of our property-liability invested assets (at cost) at the end of 2003. These private investments span a variety of industries but are concentrated in telecommunications, information technology, health care and consumer products. In 2003, we invested $134 million in this asset class, compared with $138 million in 2002. Our total return on average net venture capital investments (encompassing dividend income, realized gains and losses, and the change in unrealized appreciation) was 12.3% in 2003, (41.0%) in 2002 and (41.5%) in 2001. The positive return in 2003 was driven by net pretax realized investment gains of $51 million, the components of which are described in more detail below. Venture capital returns in 2002 and 2001 were negatively impacted by significant declines in the unrealized appreciation of our investments. Additionally in 2002, losses from investments sales and impairment write-downs were significant, as described in more detail below. The carrying value of the venture capital portfolio at year-end 2003 and 2002 included unrealized appreciation of $24 million and $4 million, respectively.

At December 31, 2003, we had long-term commitments to fund venture capital investments totaling $792 million which are subject to certain termination provisions as further described in Note 16 to the consolidated financial statements included in Item 8 of this report.

EQUITIES—Our equity holdings consist of a diversified portfolio of public common stock, comprising less than 1% of total property-liability investments (at cost) at year-end 2003. In mid-2002, we began to reduce our level of equity investments. Our decision was prompted by several factors, including our opinion as to the near-term direction of equity prices, a comprehensive evaluation of our aggregate equity exposure (including venture capital and equities held by our pension fund), and our opinion as to the level of public equity investments that is appropriate for publicly held insurance companies. By the end of 2003, we had reduced our equity investments by $953 million (at cost) since year-end 2001.

The total return on our combined domestic and international equity portfolio was 32% in 2003, compared with (19.4%) in 2002 and (20.7%) in 2001. At the end of 2003, the market value of our remaining portfolio of $105 million exceeded its cost by $17 million. By comparison, at the end of 2002, the $375 million cost of our equity holdings exceeded its market value by $20 million.

OTHER INVESTMENTS—Our 14% equity ownership stake in Platinum Underwriters Holdings, Ltd., with a carrying value of $146 million and $129 million, at December 31, 2003 and 2002, respectively, is included in this category, as is a long-term interest-bearing security from a highly-rated entity, supporting a series of insurance transactions, with a carrying value of $359 million and $386 million at December 31, 2003 and 2002, respectively. The carrying value of this security is expected to continue to decline in proportion to the reduction in the amount of insurance which it supports. Also included in “Other Investments” are our warrants to purchase additional Platinum shares, which are carried at their market value ($65 million and $61 million at December 31, 2003 and 2002, respectively).

REALIZED INVESTMENT GAINS AND LOSSES—The following table summarizes our property-liability operations’ pretax realized gains and losses by investment class for each of the last three years.

	Years Ended December 31
	2003	2002	2001
	(In millions)
Fixed income	$7	$94	$(77)
Equities	40	(58)	(4)
Real estate and mortgage loans	4	2	4
Venture capital	51	(200)	(43)
Other investments	(4)	42	50
Subtotal	98	(120)	(70)
Investment expenses	(39)	(42)	(56)
Net pretax gains (losses)	$59	$(162)	$(126)

2003.

During 2003, we sold fixed income securities with a cumulative amortized cost of $940 million, generating gross pretax gains of $39 million. These gains were partially offset by impairment write-downs totaling $17 million, including $9 million related to asset/mortgage backed securities and $4 million related to Healthsouth Corporation. We recorded additional impairment write-downs totaling $4 million in our fixed income portfolio during 2003 related to nine other issuers. Each of these write-downs was carried out by writing our stated book value down to our estimate of net realizable value. We continued to reduce our equity investment holdings in 2003, and sales of those investments in a rebounding market environment resulted in net pretax gains of $40 million for the year. Impairment write-downs in our equity portfolio totaled $6 million in 2003. In our venture capital portfolio, the sale of a large portion of one of our investment holdings generated a pretax gain of $171 million in 2003, which was largely offset by impairment realized losses totaling $143 million related to 38 of our investment holdings. Fourteen of those holdings were impaired due to a merger or sale at a value less than our cost. Eleven holdings experienced fundamental economic deterioration (characterized by gross margins being less than expected, product pricing not meeting initial projections due to market conditions, and greater than expected manufacturing expenses). Six holdings were written down because the entities’ progress was substantially less than planned and additional financing was required at values less than our cost. An additional six holdings were impaired due to cessation of operations of the entity. Finally, one holding was impaired because market demand for its product was less than expected.

2002.

During 2002, we sold fixed income securities with a cumulative amortized cost of $2.5 billion, generating gross pretax gains of $185 million. These gains were partially offset by impairment write-downs totaling $74 million, including $15 million related to our investment in debt securities issued by WorldCom Corporation, $13 million related to TXU Eastern Funding and $10 million related to NRG Energy. We recorded additional impairment write-downs totaling $36 million in our fixed income portfolio during 2002 related to 22 other issuers. Those write-downs resulted from bankruptcy filings or substantial deterioration in the financial condition of those issuers.  Realized losses from our equity portfolio in 2002 primarily consisted of those resulting from sales following the strategic decision to re-allocate funds to the fixed maturity portfolio, and impairment write-downs totaling $26 million.

In our venture capital portfolio, realized losses in 2002 included $56 million of losses resulting from the sale of the majority of our partnership investment holdings, and impairment write-downs in 25 of our holdings totaling $122 million. These holdings were impaired for the same general reasons noted above for the 2003 impairments: seven holdings were impaired because market demand for their products was less than expected; seven holdings were written down because the entities’ progress was less than planned and additional financing would be required; five holdings were impaired due to fundamental economic deterioration (as defined above); four holdings were impaired due to a merger or sale at less than our cost; and two holdings were impaired due to cessation of operations.

2001.

Pretax realized losses in the fixed income category in 2001 were driven by write-downs in the carrying value of certain of our bond holdings, including a $20 million write-down of various Argentina government and corporate bonds following economic upheaval in that country, and a $19 million write-down in debt securities issued by Enron Corporation following that company’s bankruptcy filing. We recorded additional impairment write-downs totaling $38 million in our fixed income portfolio during 2001 related to 19 other issuers. We did not record any impairment write-downs in our equity portfolio in 2001. Realized losses in our venture capital portfolio primarily resulted from impairment write-downs, which in the aggregate totaled $88 million, related to 31 of our direct venture capital investments. These holdings were impaired for the same reasons described above for 2003 and 2002.

For publicly-traded securities in our venture capital portfolio in each year, the amounts of write-downs were determined by writing our investments down to quoted market prices. For non-publicly-traded securities, the write-downs to estimated net realizable value were reviewed and approved by our internal valuation committee, which, on a quarterly basis, evaluates recent financings, operating results, balance sheet stability, growth, and other business and sector fundamentals in determining fair values of the specific investments. On an ongoing basis, our venture capital portfolio managers monitor the activities of both our publicly-traded and non-publicly-traded securities, keeping in mind developments that might give rise to necessary valuation adjustments. These managers may report any such developments to the internal valuation committee.

A significant amount of additional information regarding procedures employed to evaluate other than temporary impairments in the carrying value of any of our investments is contained in the Critical Accounting Policies section of this discussion.

PROPERTY-LIABILITY UNDERWRITING

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our loss reserves reflect estimates of total losses and loss adjustment expenses we will ultimately have to pay under insurance policies, surety bonds and reinsurance agreements. These include losses that have been reported but not settled, and losses that have been incurred but not yet reported to us (“IBNR”). Loss reserves for certain workers’ compensation business and certain assumed reinsurance contracts are discounted to present value. We reduce our loss reserves for estimates of salvage and subrogation.

For reported losses, we establish reserves on a “case” basis within the parameters of coverage provided in the insurance policy, surety bond or reinsurance agreement. For IBNR losses, we estimate reserves using established actuarial methods. Our case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverages, and inflation. We consider not only monetary increases in the cost of what we insure, but also changes in societal factors that influence jury verdicts and case law and, in turn, claim costs.

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

While our reported reserves make a reasonable provision for all of our unpaid loss and loss adjustment expense obligations, it is important to note that the process of estimating required reserves does, by its very nature, involve uncertainty. The level of uncertainty can be influenced by such factors as the existence of long tail coverage forms and changes in claim handling practices. Many of our insurance subsidiaries have written long-tail coverages such as medical professional liability, large deductible workers’ compensation and assumed reinsurance. In addition, claim handling practices change and evolve over the years. For example, new initiatives are commenced, claim offices are reorganized and relocated, claim handling responsibilities of individual adjusters are changed, use of a call center is increased, use of technology is increased, caseload issues and case reserving practices are monitored more frequently, etc.

However, these are sources of uncertainty that we have recognized and for which we have appropriately reserved.

The following table summarizes the composition of our gross and net loss and loss adjustment expense reserves by major product line as of December 31, 2003 and 2002. Our loss and LAE reserves related to our foreign operations are presented in total in the table, as those operations do not classify their business using the same product line definitions as our domestic operations.

	2003		2002
	Gross	Net	Gross	Net
	(In millions)
Other liability	$4,181	$3,119	$3,748	$2,667
Workers’ compensation	3,203	2,090	2,895	1,927
Medical malpractice	1,788	1,433	2,321	1,733
Commercial auto liability	1,533	1,014	1,382	978
Reinsurance—nonproportional assumed liability	1,505	952	2,007	1,484
Products liability	905	737	1,552	1,133
Commercial multiple peril	656	520	927	630
Reinsurance—nonproportional assumed property	406	316	797	723
Other	2,118	1,156	2,144	905
Total loss and LAE reserves—domestic operations	16,295	11,337	17,773	12,180
Retroactive reinsurance	—	(118)	—	(152)
Loss and LAE reserves—foreign operations	3,131	2,056	4,853	2,821
Total loss and LAE reserves	$19,426	$13,275	$22,626	$14,849

Analysis of Our Long-Tail Exposures

We consider “long-tail” exposures to include those lines of business in which the majority of coverage involves average loss payment lags of three years or more beyond the expiration of the policy and, accordingly, can cause an increased level of uncertainty in estimating loss reserves. The primary lines of our business fitting those criteria are general liability, workers’ compensation, and casualty excess reinsurance. For the medical malpractice business we underwrote prior to our exit from that line of business, reserves do not exceed a three-year average life, but do involve a high degree of uncertainty. We analyze these reserves in accordance with our accounting policy as further described in the “Critical Accounting Policies” section of this discussion.

The following table provides additional statistics on our long tail and medical malpractice exposures and is followed by discussion on known trends, events, or uncertainties that may affect our future results of operations or financial condition. We also further describe the nature of the underlying claims, including relevant information of the claimant population. For our general liability and workers’ compensation lines of business, we have reported separately our exposures to possible environmental and asbestos (“E&A”) obligations. For our non-E&A general liability, workers’ compensation, and medical malpractice coverages, we have included data only for our primary domestic insurance operations, excluding alternative risk transfer insurance products. The coverages in the table represented approximately 65% of our total net loss and loss adjustment expense reserves at December 31, 2003.

	Number of Claims / Supplements(1)			$ in millions
Line of Business	Pending as of Dec. 31	Reported	Dismissed Settled, or Resolved	Paid Losses on Settled Claims	Costs to Administer	Losses Paid on Pools and Related
General Liability—Non E & A
2003	37,732	58,752	59,237	$513	$293	N/A
2002	38,217	68,807	70,802	$643	$263	N/A
2001	40,212	70,540	68,384	$526	$234	N/A
Workers’ Compensation
2003	33,720	40,916	42,927	$368	$59	N/A
2002	35,731	51,604	54,300	$381	$57	N/A
2001	38,427	56,084	55,368	$374	$57	N/A
Medical Malpractice
2003	9,432	4,284	7,714	$687	$166	N/A
2002	12,862	8,271	10,635	$831	$190	N/A
2001	15,226	18,706	18,897	$834	$206	N/A
Environmental(2)
2003	1,226	471	520	$47	$14	$11
2002	1,275	449	633	$34	$15	$9
2001	1,459	390	1,317	$34	$11	$14
Asbestos(2)
2003	4,464	1,892	1,351	$516	$19	$13
2002	3,923	1,757	1,093	$187	$31	$14
2001	3,259	1,096	929	$13	$22	$10
Assumed Reinsurance(3)
2003	N/A	N/A	N/A	$905	$44	N/A
2002	N/A	N/A	N/A	$1,150	$44	N/A
2001	N/A	N/A	N/A	$825	$29	N/A

(1)          The claim counts included in this table represent counts of “supplements,” which are extracted from our actuarial databases. A claim supplement is the finest level of detail recorded in our statistical systems. For example, two claimants for a single general liability bodily injury occurrence would be counted as two separate supplements. Our claim department manages claims on a policyholder basis, while the data in this table is presented on a claim count basis. For environmental and asbestos claims, a claim supplement count does not reflect the number of claimants involved on the account. For asbestos claims, supplements are generally created based on the number of policy years potentially implicated on the account. For environmental claims, supplements are generally created to track the number of sites involved on the account.

(2)          The environmental and asbestos claim count information includes only losses on direct written business whereas the paid loss data on assumed business, presented separately, includes loss and defense and cost containment expenses. Claim count data is not shown on losses assumed from other companies and/or insurance pools because we are often either covering a very small portion of any one claim, or a number of claims which are compiled together as one for reporting purposes and, therefore, such statistics would not be meaningful. Also, the costs to administer these claims do not include adjusting and other related payments.

(3)          Includes property and casualty loss experience since casualty only is not available. Also, claim counts are not available on assumed reinsurance. Loss settlement amounts include defense and cost containment expenses whereas costs to administer include only adjusting and other related payments.

General Liability (Non-E&A)—Includes insurance coverage protecting the insured against legal liability resulting from negligence, carelessness, or failure to act causing property damage or personal injury to others. Claims on these coverages are usually paid to third party claimants. While we offer coverage that may result in low-frequency, high-severity claims (i.e. excess umbrella, large accounts), the majority of the non-E&A general liability business is generally stable and predictable due to the volume of business written. Although the cost of administering these claims comprises a large portion of the overall claim cost, the actual average loss payment per claim is generally low. The most significant risk for this line is unexpected increases in inflation, either economic or social. The number of newly reported claims continued to decline in 2003 driven by an underlying decrease in our exposure to loss. Premiums have increased in the last several years due to pricing, but the actual number of exposures insured has dropped. Paid losses and closed claims declined in 2003 due to a decrease in reported claims in recent years. The increase in paid dollars in 2002 was the result of closing more claims in 2002 than we did in 2001.

Workers’ Compensation—Includes insurance which covers an employers’ liability for injuries, disability or death to persons in their employment, without regard to fault.  The coverage provided under the workers’ compensation policies is based on state-specific schedules for wage replacement and medical payments for injured workers. While the largest portion of the workers insured under our policies generate a very low severity body of claims, a portion of our premium volume is generated in our Construction business center, where there is an increased possibility of permanent and total disability requiring lifetime payments. Although each state government can make changes in coverage, the changes happen after considerable public deliberation and very seldom will impact policies that have been sold in the past. The number of newly reported claims continued to decline in 2003, driven by an underlying decrease in our exposure to loss. Premiums have increased in the last several years due to pricing, but the actual number of exposures insured has dropped. The number of claims closed in 2003 declined due to a steadily decreasing number of reported claims in recent years. We closed roughly as many claims in 2002 as in 2001, driving the number of pending claims down.

Medical Malpractice—Includes insurance protecting a licensed health care provider or health care facility against legal liability resulting from death or injury of any person due to the insured’s misconduct, negligence, or incompetence in rendering professional services. Medical malpractice claims are volatile in nature. While a large number are closed without a loss payment, those with payments may be very large depending on the circumstances and judicial climate. Significant cost is expended in the settlement of these claims, often with favorable outcomes. Since this book of business is in runoff, the pending inventory is decreasing and will begin to distort some of the statistics. As the runoff matures, there will be fewer small claims and fewer meritless claims that can be quickly dismissed. The single largest risk in this line of business is associated with social trends in jury verdicts which is described in further detail in our Health Care segment discussion in this report. As reported in the Health Care discussion referenced above, newly reported claim counts are dropping quickly as we exit this business segment. As we execute our runoff strategy, we will continue to see a drop in the inventory of pending claims. The unusually high number of claims “reported” and “dismissed, settled or resolved” in 2001 in the foregoing table was due to the impact of the MMI integration.

Environmental—This exposure relates to general liability coverage on policies which may be interpreted to cover environmental-related exposures. The information presented above represents business reported as “Not underwritten” Environmental losses as described in the following section of this report. Payment totals for these coverages are driven by a few very large claims, accompanied by a large number of very small claims. While the number of new reported claims appears to increase, they are primarily matters for which there is no expectation of claim payment, or for policies that have not been identified as cases where the underwriter intended coverage. A significant portion of the cost of administering these claims relates to claims that are eventually settled without payment. Changes in social, judicial, legislative and economic conditions could result in future unforeseen developments and require reserve adjustments.

Asbestos—This exposure relates to general liability and workers’ compensation coverages on policies which can be interpreted to cover asbestos-related exposures. This portion of business is defined as that which is reported as “Asbestos losses” as described in more detail in the following section of this report. Amounts are driven by a few very large claims, accompanied by a large number of very small claims or claims made with no payment. A significant portion of the cost of administering the claims is spent on those claims that are eventually settled without payment. Social, judicial, legislative and economic changes could result in future unforeseen developments and require reserve adjustments. Western MacArthur accounted for the majority of paid losses on settled claims in 2003 ($453 million) and 2002 ($173 million), as well as the majority of costs to administer in 2002 ($12 million), with the remainder relating to claims made in prior years. Approximately 32% and 25% of the pending general liability asbestos claim supplements as of December 31, 2003 and 2002, respectively, came from policyholders who tendered their first asbestos claim within three years of those respective dates. The increase in newly reported claims arise from policyholders who tendered their first claim to us within the last three years. For example, approximately 73% of the general liability claim supplements reported during 2003 came from policyholders who tendered their first claim after January 1, 2001. These claims are generally relatively small and have, to date, presented minimal exposure.

Assumed Reinsurance—This portion of our business represents our reported Reinsurance segment and includes property and liability loss exposures assumed on both a proportional and excess of loss basis. There are both low frequency, high severity exposures as well as some event-driven high-severity exposures. A significant portion of the high exposure business was catastrophe related. As of November 2, 2002, we were no longer significantly exposed to subsequent events due to the transfer of our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd. Although our property exposure (included in this data) is not considered long tail, our casualty exposure is considered long tail and—similar to our primary general liability exposures—is sensitive to the risk of unexpected increases in inflation. The larger loss settlement amounts from 2001 through 2003 were primarily due to losses resulting from the September 11, 2001 terrorist attack.

Prior-Year Loss Development

Note 11 to the consolidated financial statements includes a reconciliation of our beginning and ending loss and loss adjustment expense reserves for each of the years 2003, 2002 and 2001. That reconciliation shows that we recorded an increase in the loss provision from continuing operations for claims incurred in prior years totaling $646 million in 2003, $1.0 billion in 2002 and $577 million in 2001.

Our runoff Health Care operation accounted for $350 million of the total 2003 prior-year provision, and our “Other runoff” operations accounted for $285 million of the prior-year provision. We recorded $25 million of favorable prior-year loss development in our runoff reinsurance operations. Of the 2002 total, $472 million resulted from the settlement of the Western MacArthur asbestos litigation, as described in more detail earlier in this discussion. The majority of the remaining 2002 prior year development was concentrated in our Health Care, Surety, Construction, and Other operations. The increase in prior-year loss provisions in 2001 was driven by additional losses in our Health Care operation. That development in all three years is discussed in detail in the respective segment sections included herein.

The following table summarizes the composition of our gross and net loss and loss adjustment expense reserves, and the net unfavorable (favorable) prior-year loss development by segment as of December 31, 2003.

	December 31, 2003
	Gross	Net	Loss Development(1)
	(In millions)
Ongoing operations:
Specialty Commercial:
Specialty	$3,902	$2,267	$5
Surety & Construction	2,051	1,563	37
International and Lloyd’s	1,720	1,076	24
Total Specialty Commercial	7,673	4,906	66
Commercial Lines	3,296	2,749	(30)
Total ongoing operations	10,969	7,655	36
Runoff operations:
Other:
Health Care	1,892	1,540	350
Reinsurance	3,994	2,319	(25)
Other runoff	2,571	1,761	285
Total Other	8,457	5,620	610
Total Underwriting	$19,426	$13,275	$646

(1)          Net unfavorable (favorable) prior-year loss development during 2003.

PROPERTY-LIABILITY UNDERWRITING

ENVIRONMENTAL AND ASBESTOS CLAIMS

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

Our historical methodology (through first quarter 2002) for reviewing the adequacy of environmental and asbestos reserves utilized a survival ratio metric, which considers ending reserves in relation to calendar year paid losses. When the environmental reserve analyses were completed in the second quarter of 2002, we supplemented our survival ratio diagnostics with the detailed additional analyses referred to above, and concluded that our environmental reserves were redundant by approximately $150 million. Based on our additional analyses, we released approximately $150 million of environmental reserves in the second quarter of 2002. Had we continued to rely solely on our analysis of survival ratio, we would have recorded no adjustment to our environmental reserves through the six months ended June 30, 2002.

In the second quarter of 2002, we also supplemented our survival ratio analysis of asbestos reserves with a detailed claims analysis. We determined that, excluding the impact of the Western MacArthur settlement, our asbestos reserves were adequate; however, including that impact, we determined that our asbestos reserves were inadequate.

In the fourth quarter of 2003, we updated our detailed actuarial analysis for both asbestos and environmental reserves pertaining to our exposure from direct policyholders and relied more heavily on these analyses in determining the adequacy of our reserve provision for the remaining unreported losses. For non-workers’ compensation asbestos claims we supplemented this detailed analysis with an additional analysis to determine an estimate of reserves specifically for policyholders who have not as yet tendered their first asbestos claim. As a result of these studies we increased net asbestos reserves by $77 million ($44 million in our ongoing operations and $33 million in our runoff operations) and net environmental reserves by $14 million (all in our ongoing operations). In addition, reviews of assumed and non-domestic exposures caused us to increase net asbestos reserves by $13 million and reduce net environmental reserves by $1 million (all of which was recorded in our runoff operations).

As a result of developments in the asbestos litigation environment generally, we determined in the first quarter of 2002 that it would be desirable to seek earlier and ultimately less costly resolutions of certain pending asbestos-related litigations. As a result, we have decided where possible to seek to resolve these matters while continuing to vigorously assert defenses in pending litigations. We are taking a similar approach to environmental litigations. As discussed in more detail earlier in this report, in the second quarter of 2002 we entered into a definitive agreement to settle asbestos claims for a total gross cost of $995 million arising from any insuring relationship we and certain of our subsidiaries may have had with MacArthur Company, Western MacArthur Company or Western Asbestos Company.

The table below represents a reconciliation of total gross and net environmental reserve development for each of the years in the three-year period ended December 31, 2003. Amounts in the “net” column are reduced by reinsurance recoverables. The disclosure of environmental reserve development includes all claims related to environmental exposures. Additional disclosure has been provided to separately identify loss payments and reserve amounts related to policies that were specifically underwritten to cover environmental exposures, referred to as “Underwritten,” as well as amounts related to environmental exposures that were not specifically underwritten, referred to as “Not Underwritten.”  In 1988, we completed our implementation of a pollution exclusion in our commercial general liability policies; therefore, activity related to accident years after 1988 generally relates to policies underwritten to include environmental exposures.

The amounts presented for paid losses in the following table as “Underwritten” include primarily exposures related to accident years after 1988 for policies which the underwriter contemplated providing environmental coverage. In addition, certain pre-1988 exposures, primarily first party losses, are included since, they too, were contemplated by the underwriter to include environmental coverage. “Not Underwritten” primarily represents exposures related to accident years 1988 and prior for policies which were not contemplated by the underwriter to include environmental coverage.

	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
	(In millions)
Environmental
Beginning reserves	$370	298	$604	$519	$684	$573
Incurred losses	41	13	(2)	(3)	6	21
Reserve reduction*	—	—	(150)	(150)	—	—
Paid losses:
Not underwritten	(109)	(66)	(70)	(56)	(74)	(63)
Underwritten	(19)	(19)	(12)	(12)	(12)	(12)
Ending reserves	$283	226	$370	$298	$604	$519

*                    The $150 million reduction of environmental reserves discussed previously was included in both the gross and net incurred losses for 2002.

For the year 2001, the gross and net environmental “underwritten” reserves at the beginning of the year totaled $27 million and $26 million, respectively, and at the end of the year both totaled $28 million. For 2002, the year-end gross and net environmental “underwritten” reserves were both $36 million, and at December 31, 2003 the gross reserves were $37 million and net reserves were $36 million. These reserves relate to policies that were specifically underwritten to include environmental exposures. These “underwritten” reserve amounts are included in the total reserve amounts in the preceding table.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for each of the years in the three-year period ended December 31, 2003. No policies have been underwritten to specifically include asbestos exposure.

	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
	(In millions)
Asbestos
Beginning reserves	$1,245	778	$577	$387	$471	$315
Incurred losses	164	90	846	482	167	116
Reserve increase	—	—	150	150	—	—
Paid losses	(889)	(543)	(328)	(241)	(61)	(44)
Ending reserves	$520	325	$1,245	$778	$577	387

Gross paid losses in 2003 include the $747 million payment, inclusive of $7 million in interest, made in the first quarter pursuant to the Western MacArthur litigation settlement agreement. Western MacArthur accounted for $9 million of gross incurred losses in 2003. Included in gross incurred losses in 2002 (including the $150 million reserve increase) were $995 million of losses related to the Western MacArthur agreement. Also included in the gross and net incurred losses for the year ended December 31, 2002, but reported separately in the above table, was a $150 million increase in asbestos reserves. Gross paid losses include the $248 million Western MacArthur payment made in June 2002.

Our reserves for environmental and asbestos losses at December 31, 2003 represent our best estimate of our ultimate liability for such losses, based on all information currently available. Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves. We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek earlier and ultimately less costly resolutions of certain pending asbestos and environmental related litigations. Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

Total gross environmental and asbestos reserves at December 31, 2003, of $803 million represented approximately 4% of gross consolidated reserves of $19.4 billion.

ASSET MANAGEMENT

Nuveen Investments, Inc.

We hold a 79% interest in Nuveen Investments, Inc. (“Nuveen Investments”), which constitutes our asset management segment. Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. Nuveen Investments also provides managed account services to several institutional market segments and channels. The company markets its capabilities under four distinct brands: NWQ, a leader in value-style equities; Nuveen Investments, a leader in tax-free investments; Rittenhouse, a leader in growth-style equities; and Symphony, a leading institutional manager of market-neutral alternative investment portfolios. Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.”

The following table summarizes Nuveen Investments’ key financial data for the last three years.

	Years ended December 31
	2003	2002	2001
	(In millions)
Revenues	$453	$398	$375
Expenses	218	191	187
Pretax income	235	207	188
Minority interest	(48)	(45)	(46)
The St. Paul’s share of pretax income	$187	$162	$142
Assets under management	$95,356	$79,719	$68,485

Nuveen Investments’ primary business activities generate three principal sources of revenue: (1) advisory fees earned on assets under management, including separately managed accounts, exchange-traded funds and mutual funds; (2) underwriting and distribution revenues earned upon the sale of certain investment products and (3) performance fees earned on certain institutional accounts based on the performance of such accounts. Advisory fees accounted for 90%, 90% and 88% of Nuveen Investments’ total revenues in 2003, 2002 and 2001, respectively.

ACQUISITIONS—In August 2002, Nuveen Investments acquired NWQ Investment Management Company, Inc. (“NWQ”), an asset management firm based in Los Angeles with approximately $6.9 billion of assets under management in both retail and institutional managed accounts at the time of the acquisition. NWQ specializes in value-oriented equity investments and has significant relationships among institutions and financial advisors. The NWQ purchase price included up to an additional $20 million payable to the seller over a five-year period under terms of a strategic alliance agreement, of which $2.5 million was paid in 2003. The purchase price was funded through a combination of available cash and borrowings under an intercompany credit facility between The St. Paul and Nuveen Investments.

In July 2001, Nuveen Investments acquired Symphony Asset Management LLC (“Symphony”), an institutional investment manager based in San Francisco with approximately $4 billion in assets under management at the time of the acquisition. The acquisition of Symphony expanded Nuveen Investment’s product offerings to include managed accounts and funds designed to reduce risk through market-neutral and other strategies for institutional investors.

2003 vs. 2002—Gross investment product sales in 2003 totaled a record $18.1 billion, 16% higher than 2002 product sales of $15.6 billion. Net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) were $9.4 billion in 2003, over $2 billion higher than 2002 net flows of $7.3 billion. Net flows were positive across all product lines—managed accounts, closed-end exchange-traded products and mutual funds. Investor demand in 2003 continued to be strong for municipal investments and high-quality taxable income-oriented investments. Nuveen Investments raised $5.7 billion during the year through new closed-end exchange-traded funds that blend various stock and bond investment strategies. With the rebound of equity markets and investors’ renewed interest in equity investing, Nuveen Investments’ equity sales grew 45% over 2002 to $6.4 billion. The success Nuveen Investments has achieved over the last several years in broadening its business beyond municipal securities enabled Nuveen Investments to participate in the recovery of equity markets through both positive net flows and market appreciation.

Assets under management at the end of 2003 totaled $95.4 billion, 20% higher than the year-end 2002 total of $79.7 billion. The increase was driven by the strong net flows during the year, as well as $6.2 billion of equity and bond market appreciation. Managed assets at the end of the year were comprised of $47.1 billion of exchange-traded funds, $25.7 billion of retail managed accounts, $10.3 billion of institutional managed accounts, and $12.3 billion of mutual funds.

Investment advisory revenue totaled $405 million in 2003, 14% higher than 2002 revenue of $355 million. The increase in assets under management as well as the NWQ acquisition in August 2002 accounted for a portion of the higher revenues in 2003. Performance fee revenues of $34 million grew 48% over comparable 2002 fees of $23 million, due to continued strong fixed income performance at Symphony. The 15% increase in operating expenses in 2003 compared with 2002 was primarily due to the inclusion of NWQ in Nuveen Investments’ results for an entire year.

2002 vs. 2001—Gross sales of investment products of $15.6 billion in 2002 grew 10% over sales of $14.2 billion in 2001. The increase over 2001 was driven by an increase in exchange-traded fund sales. Municipal mutual fund sales and institutional managed account sales also increased over 2001. Sales of retail managed accounts declined, as the addition of NWQ value accounts was more than offset by a reduction in equity growth account sales. Defined portfolio sales also declined in 2002, due to Nuveen Investments’ decision to exit this product line in 2002. Net flows of $7.3 billion in 2002 were down 5% from comparable 2001 net flows of $7.7 billion. Net flows were positive across all product categories in 2002—managed accounts, exchange-traded funds and mutual funds. Nuveen Investments introduced 18 municipal closed-end exchange-traded funds in 2002, which, combined with municipal mutual funds and managed accounts, raised $4.8 billion in net new assets for the year. In addition, Nuveen Investments launched the first Preferred Stock closed-end exchange-traded fund in the industry, generating approximately $4 billion in new assets.

Assets under management at the end of 2002 of $79.7 billion, were 16% higher than the year-end 2001 total of $68.5 billion. The NWQ acquisition accounted for approximately $7 billion of the increase, with the remainder due to strong net flows that more than offset equity market declines. Managed assets at the end of the year were comprised of $39.9 billion of exchange-traded funds, $19.4 billion of retail managed accounts, $8.5 billion of institutional managed accounts, and $11.9 billion of mutual funds.

Investment advisory revenue of $355 million in 2002 grew 8% over 2001 revenues of $331 million. A full year of Symphony and the addition of NWQ accounted for approximately 6% of the increase, while exchange-traded funds and other fixed-income products drove the remainder. Revenues on exchange-traded funds grew 10% due to an increase in average assets under management as a result of both positive net flows and market appreciation. This increase was partially offset by a decline in advisory revenue related to equity growth accounts, where assets under management declined due to market depreciation and withdrawals.

SHARE REPURCHASES—Nuveen Investments repurchased common shares from minority shareholders in 2003, 2002 and 2001 for total costs of $42 million, $151 million and $172 million, respectively. No shares were repurchased from The St. Paul in those years. Our percentage ownership in Nuveen Investments grew from 78% at the end of  2000 to 79% at the end of 2003, as the share repurchases were substantially offset by Nuveen Investments’ issuance of additional shares under various stock option and incentive plans and the issuance of common shares upon the conversion of a portion of its preferred stock. As part of a new share repurchase program approved in August 2002, Nuveen Investments had authority from its board of directors to purchase up to 7.0 million shares of its common stock. At December 31, 2003, there were 4.2 million shares remaining under the new share repurchase program.

THE ST. PAUL COMPANIES

Capital Resources

Capital resources consist of funds deployed or available to be deployed to support our business operations. The following table summarizes the components of our capital resources at the end of each of the last three years.

	December 31
	2003	2002	2001
	(In millions)
Shareholders’ Equity:
Common shareholders’ equity:
Common stock and retained earnings	$5,529	$5,079	$4,692
Unrealized appreciation of investments and other	621	602	364
Total common shareholders’ equity	6,150	5,681	5,056
Preferred shareholders’ equity	75	65	58
Total shareholders’ equity	6,225	5,746	5,114
Debt:
Parent company	3,448	2,658	1,947
Nuveen Investments, Inc.	302	55	183
Total debt	3,750	2,713	2,130
Company-obligated mandatorily redeemable preferred securities of subsidiaries or trusts holding solely subordinated debentures of the company(1)	—	889	893
Total capitalization	$9,975	$9,348	$8,137
Ratio of total debt obligations to total capitalization*	38%	29%	26%

*                    Debt obligations and total capitalization exclude the fair value of interest rate swap agreements in each year.

(1)          In 2003, we deconsolidated the five business trusts that issued mandatorily redeemable preferred securities to investors. See further information in the following discussion. In accordance with accounting rules, prior years were not restated to conform to the 2003 presentation.

COMMON EQUITY—In 2003, the 8% increase in common shareholders’ equity was driven by our net income of $661 million for the year. In 2002, our issuance of new common shares through a public offering and our net income of $218 million were the primary factors contributing to the 12% increase in common equity over year-end 2001. The following summarizes the major factors impacting our common shareholders’ equity in each of the last three years.

•       Common dividends.   We declared common dividends totaling $264 million in 2003, $252 million in 2002 and $235 million in 2001. In February 2004, The St. Paul’s board of directors declared a quarterly dividend of $0.29 per share payable April 16, 2004, level with the 2003 quarterly rate.

•       Common share issuance.   In July 2002, we issued 17.8 million common shares at $24.20 per share in a public offering that generated net proceeds of $413 million. The majority of proceeds were contributed as capital to our insurance underwriting subsidiaries.

•       Common share repurchases.   In 2003 and 2002, we made no significant repurchases of our common shares. In 2001, we repurchased and retired 13.0 million of our common shares for a total cost of $589 million, or approximately $45 per share. The share repurchases in 2001 occurred prior to September 11 and represented 6% of our total shares outstanding at the beginning of the year. The share repurchases in 2001 were financed through a combination of internally generated funds and new debt issuances.

•       Unrealized appreciation of investments.   The net after-tax appreciation on our fixed income investment portfolio declined by $114 million from year-end 2002, reflecting a decline in the market value of that portfolio due to an increase in market interest rates in 2003. In 2002, the net after-tax appreciation on our fixed income portfolio grew by $300 million over year-end 2001, reflecting the significant decline in interest rates during the year.

PREFERRED EQUITY—Preferred shareholders’ equity consisted of the par value of the Series B preferred shares we issued to our Stock Ownership Plan (SOP) Trust, less the remaining principal balance of the SOP Trust debt. During 2003, 2002 and 2001, the trust made principal payments of $18 million, $13 million and $14 million, respectively, on the Trust debt.

DEBT—Our consolidated debt outstanding at the end of the last three years consisted of the following components.

	December 31
	2003	2002	2001
	(In millions)
5.75% senior notes	$499	$499	$—
Medium-term notes	455	523	571
5.25% senior notes	443	443	—
Commercial paper	322	379	606
Nuveen Investments’ third-party debt	302	55	183
7.875% senior notes	250	249	249
8.125% senior notes	249	249	249
Zero coupon convertible notes	112	107	103
7.125% senior notes	80	80	80
Variable rate borrowings	64	64	64
Real estate mortgages	—	—	2
Subtotal	2,776	2,648	2,107
Debt related to company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of The St. Paul:
7.6% St. Paul Capital Trust I	593	—	—
7.625% MMI Capital Trust I	125	—	—
8.5% USF&G Capital Trust I	56	—	—
8.47% USF&G Capital Trust II	81	—	—
8.312% USF&G Capital Trust III	73	—	—
Subtotal	928	—	—
Fair value of interest rate swap agreements	46	65	23
Total reported debt	$3,750	$2,713	$2,130

2003 vs. 2002   As discussed in more detail in Note 12 to the consolidated financial statements, in the fourth quarter of 2003 we concluded that the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”(as revised) (“FIN 46(R)”) applied to the five business trusts that issued mandatorily redeemable preferred securities to investors which were fully guaranteed by us. As a result, we “de-consolidated” these trusts, and now report our borrowings from these trusts as debt on our consolidated balance sheet. In years prior to 2003, the preferred securities issued by these trusts and guaranteed by us were reported in our balance sheet as a separate line item between total liabilities and shareholders’ equity, and referred to as “company-obligated mandatorily redeemable securities of trusts holding solely subordinated debentures of the company.”  Prior to 2003, the debt issued by us to the trusts was eliminated in consolidation. The following is a summary of the provisions of the five business trusts, each of which was formed for the sole purpose of issuing those securities.

•       St. Paul Capital Trust I issued 23,000,000 preferred securities generating gross proceeds of $575 million, the proceeds of which were used to purchase subordinated debentures issued by us. We make quarterly interest payments at a rate of 7.6% on the debentures, which have a mandatory redemption date of October 15, 2050. The preferred securities issued by the trust in turn pay a quarterly distribution at an annual rate of 7.6%. We can redeem the debentures on or after November 13, 2006. The proceeds of such redemption would be used by the trust to redeem a like amount of its preferred securities.

•       MMI Capital Trust I issued $125 million of preferred securities in 1997, the proceeds of which were used to purchase subordinated debentures issued by MMI Corporation. We assumed the liability for these debentures upon our acquisition of MMI in 2000. We make semi-annual interest payments at a rate of 7.625% on the debentures, which have a mandatory redemption date of December 15, 2027. The preferred securities in turn pay a preferred distribution of 7.625% semi-annually in arrears. In 2002, we repurchased and retired $4 million of the MMI trust preferred securities in an open market transaction.

•       USF&G Capital Trusts I, II and III each issued $100 million of preferred securities in 1997 and 1996, the proceeds of which were used to purchase subordinated debentures issued by USF&G Corporation, which made semi-annual interest payments at rates of 8.5%, 8.47% and 8.312%, respectively. We assumed the liability for these debentures upon our merger with USF&G Corporation in 1998. Since the merger, we have repurchased and retired securities from each trust from time to time in open market transactions. The debentures related to the USF&G Capital Trust I, II and III have mandatory redemption dates of December 15, 2045, January 10, 2027 and July 1, 2046, respectively. Debentures related to each trust may, however, be redeemed earlier under certain conditions that vary among the three trusts. The proceeds of such redemptions would be used to redeem a like amount of each trust’s preferred securities.

In the third quarter of 2003, Nuveen Investments issued $300 million of 4.22% notes due in September 2008 in a private placement.  A portion of the proceeds was used to refinance existing debt and repay a $105 million loan from The St. Paul. The remainder will be used for Nuveen Investments’ general corporate purposes. During 2003, $67 million of The St. Paul’s medium-term notes matured, which were funded through a combination of internally-generated funds and the issuance of commercial paper.

2002 vs. 2001—The $541 million net increase in reported debt obligations in 2002 over 2001 was primarily due to new debt issuances to fund capital contributions and loans to our operating subsidiaries. In March 2002, we issued $500 million of 5.75% senior notes that mature in 2007, the proceeds of which were primarily used to repay a like amount of our commercial paper outstanding at the time. In July 2002, we sold 17.8 million of our common shares in a public offering for gross consideration of $431 million, or $24.20 per share. In a separate concurrent public offering, we sold 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million. Each equity unit initially consists of a three-year forward purchase contract for our common stock and our unsecured $50 senior note due in August 2007. Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. The forward contract requires the investor to purchase, for $50, a variable number of shares of our common stock on the settlement date of August 16, 2005. The $46 million present value of the forward contract fee payments was recorded as a reduction to our reported common shareholders’ equity. The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering. Had the settlement date been December 31, 2003 or 2002, we would have issued approximately 15 million common shares based on the average trading price of our common stock immediately prior to that date. The combined net proceeds of these offerings, after underwriting commissions and other fees and expenses, were approximately $842 million, of which $750 million was contributed as capital to our insurance underwriting subsidiaries.

Throughout 2002, medium-term notes totaling $49 million matured, and their repayment was funded through internally generated funds. In July 2002, Nuveen Investments entered into and fully drew down a $250 million revolving line of credit with The St. Paul. Nuveen Investments used a portion of the proceeds to reduce the amount of debt outstanding on its revolving bank line of credit from $183 million at the end of June 2002 to $55 million at December 31, 2002.

INTEREST EXPENSE—Net interest expense on debt totaled $187 million in 2003, compared with $112 million in 2002. The 2003 total included $72 million of interest expense related to the debt associated with the five business trusts described above. At the end of 2003 and 2002, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding. The notional amount of these swaps totaled $730 million at both dates, and their aggregate fair value was $46 million and $65 million at year-end 2003 and 2002, respectively. The fair value of the swap agreements is recorded as an asset, with a corresponding increase to reported debt. These swap agreements had the effect of reducing our interest expense by $32 million and $21 million in 2003 and 2002, respectively.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES—As noted above, these securities were issued by five business trusts that were fully guaranteed by The St. Paul. Prior to the adoption of the provisions of FIN 46(R) with respect to these trusts in 2003, the trusts were included in our consolidated financial statements and the securities they issued were included in our balance sheet as a separate line between liabilities and shareholders’ equity. In accordance with generally accepted accounting principles, we did not restate prior year financial statements upon our adoption of FIN 46(R).

Our total distribution expense related to the preferred securities was $70 million in 2002 and $33 million in 2001. The increase in 2002 was due to the $575 million, 7.6% securities issued by St. Paul Capital Trust I in November 2001. In 2003, subsequent to the de-consolidation of these trusts, the expense related to these trusts ($72 million) was included in our total interest expense.

MAJOR ACQUISITIONS AND DIVESTITURES—In March 2002, we completed our acquisition of London Guarantee (now St. Paul Guarantee) for a total cost of approximately $80 million, financed with internally generated funds.

In September 2001, we sold our life insurance subsidiary, F&G Life, to Old Mutual plc, for $335 million in cash and 190.4 million Old Mutual ordinary shares (valued at $300 million at closing). The cash proceeds received were used for general corporate purposes. In June 2002, we sold all of the Old Mutual shares we were holding for total net proceeds of $287 million, which were also used for general corporate purposes.

CAPITAL COMMITMENTS—We made no major capital improvements during any of the last three years, and none are anticipated in 2004.

THE ST. PAUL COMPANIES

Liquidity

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our business operations. Our underwriting operations’ short-term cash needs primarily consist of paying insurance loss and loss adjustment expenses and day-to-day operating expenses. Those needs are met through cash receipts from operations, which consist primarily of insurance premiums collected and investment income. Our investment portfolio is also a source of additional liquidity, through the sale of readily marketable fixed maturities, equity securities and short-term investments, as well as longer-term investments such as real estate and venture capital holdings. After satisfying our cash requirements, excess cash flows from these underwriting and investment activities are used to build the investment portfolio and thereby increase future investment income.

Net cash flows provided by continuing operations totaled $133 million in 2003, compared with cash provided by continuing operations of $129 million in 2002 and $884 million in 2001. Operational cash flows in 2003 were negatively impacted by the January 2003 payment of $747 million related to the Western MacArthur asbestos litigation settlement, which accounted for a significant portion of the net $1.2 billion decline in insurance reserves disclosed on our consolidated statement of cash flows for the year ended

December 31, 2003. The additional decline in insurance reserves was primarily due to loss and loss adjustment expense payments related to our other operations that were placed in runoff at the end of 2001, which included our Health Care and Reinsurance operations, as well as several of our international underwriting operations. We have ceased underwriting new business in these operations, and as expected, the payments out of previously established reserves have exceeded new loss and loss adjustment expense reserve provisions, resulting in a decline in our total reserve balance. Our cash flows from operations improved during the second half of 2003, however, reflecting the impact of price increases and continuing improvement in the quality of our book of business in our ongoing underwriting segments.

Our operational cash flows in 2002 were negatively impacted by the $248 million payment made in June related to the Western MacArthur asbestos litigation settlement, net payments of $289 million associated with our transfer of unearned premium balances and other reinsurance-related balances to Platinum Underwriters Holdings, Ltd. in November, loss payments totaling $242 million related to the September 11, 2001 terrorist attack and contributions to our pension plans totaling $158 million in December. Loss and loss adjustment expense payments from our other business segments in runoff, where our written premium volume was significantly less than in 2001, also negatively impacted our consolidated operating cash flows.

We believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis. We continue to maintain an $800 million commercial paper program with $600 million of back-up liquidity, consisting entirely of bank credit agreements. In January 2003, we established a program providing for the offering of up to $500 million of medium-term notes. As of February 27, 2004, we had not issued any notes under this program. The consummation of the Proposed Merger would trigger a technical event of default under certain of our credit agreements; however, the lenders have agreed to waive the technical event of default, contingent upon the consummation of the Proposed Merger.

We primarily depend on dividends from our subsidiaries to pay dividends to our shareholders, service our debt, and pay expenses. St. Paul Fire and Marine Insurance Company (“Fire and Marine”) is our lead U.S. property-liability underwriting subsidiary and its dividend paying capacity is limited by the laws of Minnesota, its state of domicile. Fire and Marine’s ability to receive dividends from its direct and indirect subsidiaries is also subject to restrictions of their respective states or other jurisdictions of domicile. Business and regulatory considerations may impact the amount of dividends actually paid. Approximately $774 million will be available to us from payment of ordinary dividends by Fire and Marine in 2004. Any dividend payments beyond the $774 million limitation are subject to prior approval of the Minnesota Commissioner of Commerce. In 2003, we received dividends in the form of cash and securities totaling $625 million from our U.S. underwriting subsidiaries. We received no cash dividends from our U.S. property-liability underwriting subsidiaries in 2002. In 2001, we received dividends in the form of cash and securities of $827 million from Fire and Marine.

We are not aware of any current recommendations by regulatory authorities that, if implemented, might have a material impact on our liquidity, capital resources or operations.

THE ST. PAUL COMPANIES

Independent Ratings

Ratings with respect to claims paying ability and financial strength are important factors in establishing the competitive position of insurance companies and will also impact the cost and availability of capital to an insurance company. We compete with other insurance companies, financial intermediaries and financial institutions on the basis of a number of factors, including the ratings assigned by internationally-recognized rating organizations. Ratings represent an important consideration in maintaining customer confidence in our ability to market insurance products. Rating organizations regularly analyze the financial performance and condition of insurers. Any ratings downgrades, or the potential for ratings downgrades, could adversely affect our ability to market and distribute products and services, which could have an adverse effect on our business, financial condition and results of operations.

In April 2003, Moody’s Investors Services, Inc. lowered certain of our financial ratings and those of our insurance underwriting subsidiaries and established a stable outlook on the ratings going forward. In June 2003, A.M. Best Co. also lowered certain of our financial ratings while affirming those of our insurance underwriting subsidiaries and maintaining stable outlooks for both sets of ratings going forward.

In connection with the announcement of the Proposed Merger in November 2003, A.M. Best, Moody’s Investor Service (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) announced the following rating actions:

•       A.M. Best: Placed our financial strength and debt ratings under review with positive implications.

•       Moody’s: Confirmed the financial strength and debt ratings; raised the financial strength rating outlook from stable to positive; confirmed the stable outlook for debt ratings.

•       S&P: Placed the financial strength and debt ratings on CreditWatch with positive implications and indicated that the ratings could be affirmed or raised by one notch.

•       Fitch: Placed the debt ratings on Rating Watch positive and indicated that the long term debt rating could be upgraded by one or two notches.

Subsequent to these initial announcements, A.M. Best, S&P and Fitch announced the following:

•       A.M. Best: Revised the implications of its review of our financial strength and debt ratings from positive to developing, following our announcement of a $350 million pretax charge in the 2003 fourth quarter to increase reserves for our Health Care business, which is in runoff.

•       S&P: Revised the CreditWatch status of our financial strength and debt ratings from positive to developing, following our announcement of the $350 million pretax charge, and subsequently revised the CreditWatch status from developing to negative, following its latest assessment of us on a stand-alone basis. It indicated that, subject to the completion of the Proposed Merger, it expects to affirm our current A+ financial strength rating and BBB+ senior unsecured debt rating, which would align the ratings with those of Travelers post-close of the Proposed Merger. It also indicated that if the Proposed Merger were not completed, it would expect to downgrade us to an A financial strength rating and a BBB senior unsecured debt rating.

•       Fitch: Revised the Rating Watch status of our debt ratings from positive to evolving, following our announcement of the $350 million pretax charge, and subsequently lowered our senior unsecured debt rating from BBB+ to BBB, following its latest assessment of us on a stand-alone basis. Fitch simultaneously revised the Rating Watch status from evolving to positive and indicated its belief that it will likely upgrade our ratings upon the close of the Proposed Merger with Travelers.

Ratings are not in any way a measure of protection afforded to investors and should not be relied upon in making an investment decision.

THE ST. PAUL COMPANIES

PENSION PLANS

Due to the long-term nature of obligations under our pension plans, the accounting for such plans is complex and reflects various actuarial assumptions. Management’s selection of plan assumptions, primarily the discount rate used to calculate the projected benefit obligation and the expected long-term rate of return on plan assets (“LTROR”), can have a significant impact on our resulting estimated projected benefit obligation and pension cost, and thus on our consolidated results of operations. Such plan assumptions are determined annually, subject to revision if significant events occur during the year, such as plan mergers and significant plan amendments.

Our pension plan measurement date for purposes of our consolidated financial statements is December 31. The market-related value of plan assets is determined based on their fair value at the measurement date. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate used reflects the rate at which we believe the pension plan obligations could be effectively settled at the measurement date, as though the pension benefits of all plan participants were determined as of that date. At December 31, 2003 and 2002, the discount rates used to calculate our projected benefit obligation were 6.00% and 6.50%, respectively, for our consolidated pension plans, which encompass our U.S. plan (including Nuveen Investments’ plan), our Canada plan and our U.K. plans. For our U.S. plan, which constituted 94% of our consolidated pension plan assets at December 31, 2003, such rates were determined based on the Moody’s Investor Services AA Long-Term Industrial December Average Bond yield with a duration of approximately 11 to 13 years (which correlates to the expected duration of our pension obligations), rounded up to the nearest quarter percent.

Total pension cost encompasses the cost of service, interest costs based on an assumed discount rate, an expected long-term rate of return on plan assets and amortization of actuarial gains and losses, adjusted for curtailment gains or losses, if any. Actuarial gains and losses include the impact of unrecognized gains and losses that are deferred and amortized over the expected future service period of active employees. Any unrecognized gains or losses related to changes in the amount of the projected benefit obligation or plan assets resulting from experience that differs from the expected returns and from changes in assumptions are deferred. To the extent an unrecognized gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of plan assets (“10 percent corridor”), the excess is recognized over the expected future service periods of active employees. At December 31, 2003, the accumulated unrecognized loss for our consolidated pension plans subject to minimum amortization approximated $305 million, which exceeded the 10 percent corridor, and will be amortized over 12 years. As a result, pension cost in 2004 is expected to include approximately $25 million of amortization. The amount of the unrecognized gain or loss that is less than the 10% corridor, and is therefore not subject to minimum amortization in 2004, was approximately $117 million at December 31, 2003.

The expected long-term rate of return on plan assets is estimated based on the plan’s actual historical return results, the expected allocation of plan assets by investment class, market conditions and other relevant factors. We evaluate only whether the actual allocation has fallen within an expected range, and we then evaluate actual asset returns in total, rather than by asset class, giving consideration to the fact that our equity investments have a higher volatility than our other investment classes, which is consistent with the market in general. The following table presents the actual allocation of plan assets in comparison with the expected allocation range, both expressed as a percentage of total plan assets, on a consolidated basis as of December 31, 2003 and for our U.S. plan only as of December 31, 2002. Our U.S. plan accounted for 95% of our consolidated pension plan assets as of December 31, 2002.

	December 31
	2003		2002
Asset Class	Actual	Expected	Actual	Expected
Cash*	9%	0 – 10%	22%	0 – 10%
Fixed maturities	27%	30 – 70%	31%	30 – 70%
Equities	62%	30 – 70%	45%	30 – 70%
Other	2%	0 – 10%	2%	0 – 10%
Total	100%		100%

*                    The high level of cash at year-end 2002 resulted from a significant contribution we made to the plan in December 2002.

The following table presents our consolidated weighted average pension plan assumptions.

	December 31
	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Expected long-term rate of return	8.50%	8.50%	10.00%
Expected rate of compensation increase	4.00%	4.00%	4.00%

At December 31, 2000, our discount rate assumption was determined based on a weighted average of the rates expected to be used to settle our obligations, considering the portion of our obligation expected to be settled by annuity payments and the portion expected to be settled by lump sum payments. At December 31, 2001, considering the impact of the plan design change to add a cash balance formula, we determined that the vast majority of the participants electing to remain under the traditional pension formula would select the annuity payment option. As such, we determined our projected benefit obligation was more appropriately calculated using strictly the rate at which we believed we could settle the annuity obligations. Based on our assumption that the vast majority of the participants electing to remain under the traditional pension formula would select the annuity payment option, we eliminated from our discount rate determination the lower rate that we assume would otherwise be used to settle lump sum payments, and thereby increased our discount rate as of December 31, 2001. In 2002, the declining interest rate environment caused us to reduce our discount rate and LTROR as of December 31, 2002. In 2003, the declining interest rate environment caused us to reduce our discount rate as of December 31, 2003. The LTROR remained the same.

As discussed above, investment and funding decisions and pension plan assumptions can materially impact our consolidated financial results of operations. Consequently, our Benefit Plans’  Investment Committee regularly evaluates investment returns, asset allocation strategies, possible plan contributions, and plan assumptions. Regardless of the extent of our analysis of such factors, plan assumptions reflect judgments and are subject to changes in economic factors. There can be no assurance that our assumptions will prove to be correct or that they will not be subject to significant adjustments over time. For purposes of comparison, for the six-year period and 20-year period ended December 31, 2003 and 2002, our arithmetic average actual returns on our U.S. plan assets were 6.70% and 12.56%, respectively, for 2003 and 7.71% and 12.48%, respectively, for 2002. Funding decisions are made based on a number of factors, including the minimum regulatory funding requirements, the maximum tax-deductible contributions, the estimated market value of plan assets in relation to our accumulated benefit obligation, current market conditions and other business factors. During 2002, we made contributions to the U.S. plan and the United Kingdom plans of approximately $149 million and $9 million, respectively, that were primarily necessitated by the significant decline in market value of equity investments held by the plans, which was consistent with general market trends during 2002. During 2003, we made contributions to the U.S. plan and the foreign plans of approximately $30 million and $6 million, respectively.

The following table presents the impact of consolidated net pension cost (income) on our results of operations (before and after the impact of a curtailment loss resulting from plan design changes in 2001) for the years 2003, 2002, and 2001, respectively.

	2003	2002	2001
	(in millions)
Net periodic pension cost (income)	$32	$17	$(20)
Curtailment loss (gain)	(2)	9	17
Net impact after curtailment gain or loss	$30	$26	$(3)

Because of the subjective nature of certain plan assumptions, the following table presents, for the U.S. plan only, a sensitivity analysis to hypothetical changes in the LTROR (in 50 basis point increments) and the discount rate (in 25 basis point increments) on net income for the year ended December 31, 2003. The results presented in the tables assume that only the LTROR or discount rate assumption, as applicable for each table, is changed and that all other assumptions remain constant.

	Base
LTROR	7.50%	8.00%	8.50%	9.00%	9.50%	10.00%
	($ in millions)
Incremental benefit (cost)	$(10)	$(5)	$—	$5	$10	$15
Percent of 2003 net income	2%	1%	—%	1%	2%	2%

	Base
Discount Rate	6.00%	6.25%	6.50%	6.75%	7.00%
	($ in millions)
Incremental benefit (cost)	$(3)	$(2)	$—	$2	$3
Percent of 2003 net income	1%	—%	—%	—%	1%

It is estimated that the December 31, 2003 assumptions will result in a consolidated 2004 pension cost of approximately $15 million.

Postretirement Benefits Plan Assumptions

The following table presents our postretirement benefits plan assumptions as of December 31.

	2003	2002	2001
Discount rate	6.00%	6.50%	7.00%
Expected long-term rate of return	6.00%	6.00%	7.00%
Expected rate of compensation increase	N/A	N/A	4.00%

Our expected long-term rate of return for our postretirement benefits plan differs from that used for our pension plan due to differences in the funded assets (fixed maturity investments in our postretirement benefits plan compared with various investment classes in our pension plan) used to fund certain of the related obligations.

The following table presents the impact of postretirement expense (income) on our results of operations (before and after the impact of curtailment gains resulting from plan design changes in 2002 and 2001) for the years 2003, 2002, and 2001, respectively.

	Years Ended December 31
	2003	2002	2001
	(in millions)
Net periodic benefit cost (income)	$19	$24	$17
Curtailment gain	—	(9)	(17)
Net impact after curtailment	$19	$15	$—

THE ST. PAUL COMPANIES

IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement requires additional disclosures in the event of a voluntary change. It also no longer permits the use of the original prospective method of transition for changes to the fair value based method for fiscal years beginning after December 15, 2003. We currently account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method, and have not made a determination regarding any change to the fair value method.

As discussed in more detail in Note 12 to the Consolidated Financial Statements, in December 2003, the FASB issued a revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which again deferred the effective date for certain provisions of FIN 46(R) until the first interim or annual period beginning after December 15, 2003, which for us would be the period ended March 31, 2004. Under the partial adoption provisions of FIN 46(R), we early-adopted the consolidation and disclosure provisions of this interpretation in 2003. Our partial adoption specifically excluded the following item.

•       Lloyd’s Syndicates—We participate in various Lloyd’s syndicates at varying levels. We continue to evaluate the implications of FIN 46(R) with respect to these syndicates, and at this time we are not able to quantify the impact of adoption on our consolidated financial statements.

On January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). This pronouncement provides companies with the option to make a one-time election to defer accounting for the effects of the Medicare Act referenced in its title (“the Act”). We have decided to defer accounting for the Act under FSP 106-1 and have made the required disclosures in Note 13—“Retirement Plans” to the consolidated financial statements. The final accounting guidance could require changes to previously reported information. We will monitor the FASB deliberations and account for the Act based on the pronouncement expected to be issued.

DEFINITIONS OF CERTAIN STATUTORY ACCOUNTING TERMS

Statutory Expense Ratio (a statutory financial measure):   The company uses the statutory definition of expenses in calculating expense ratios disclosed. Expenses are divided by net written premiums to arrive at the expense ratio. “Statutory” expenses differ from “GAAP” expenses primarily with regard to policy acquisition costs, which are not deferred and amortized for statutory purposes, but rather recognized as incurred. In addition, the GAAP expense ratio uses net earned premiums rather than net written premiums as the denominator.

Statutory Loss Ratio (a statutory financial measure):   The company uses the statutory definition of loss ratio. This ratio is calculated by dividing losses and loss adjustment expenses incurred by net earned premiums. Net earned premiums and losses and loss adjustment expenses, are both GAAP and statutory measures.

Statutory Combined Ratio (a statutory financial measure):   The sum of the statutory expense ratio and the statutory loss ratio.

Net Written Premiums(a statutory financial measure) and Net Earned Premiums (a GAAP financial measure):   Net written premiums are a statutory measure of premium volume that differs from the net earned premiums reported in our GAAP statement of operations. Written premiums for a period can be reconciled to earned premiums by adding or subtracting the change in unearned premium reserves in the period.

Underwriting Results By Segment (a GAAP financial measure):   Our reported underwriting results are our best measure of profitability for our property-liability underwriting segments and accordingly are disclosed in the footnotes to our financial statements required by SFAS No.131 Disclosures about Segments of an Enterprise and Related Information. Underwriting results are calculated by subtracting incurred losses and loss adjustment expenses and underwriting expenses (as adjusted for items such as the impact of deferred policy acquisition costs) from net earned premiums. We do not allocate net investment income to our respective underwriting segments.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

THE ST. PAUL COMPANIES

EXPOSURES TO MARKET RISK

Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. We seek to mitigate that risk by a number of actions, as described below. Our policies to address these risks in 2003 were unchanged from 2002. In 2002, the only significant changes to our market risk from 2001 were a reduced allocation of assets to our equity investment portfolio, and a reduction in the estimated duration of our fixed income investment portfolio, which includes our consolidated holdings of fixed income securities, securities on loan and short-term investments.

As discussed in more detail in the Critical Accounting Policies section of this discussion, there are risks and uncertainties related to our assessment of “other than temporary” impairments in our investment portfolio.

INTEREST RATE RISK—Our exposure to market risk for changes in interest rates is concentrated in our investment portfolio, and to a lesser extent, our debt obligations. However, changes in investment values attributable to interest rate changes are mitigated by corresponding and partially offsetting changes in the economic value of our insurance reserves and debt obligations. We monitor this exposure through periodic reviews of our asset and liability positions. Our estimates of cash flows, as well as the impact of interest rate fluctuations relating to our investment portfolio and insurance reserves, are modeled and reviewed quarterly. At December 31, 2003, the estimated duration of our fixed income investment portfolio (consolidated holdings of fixed income securities, securities on loan and short term investments) was 3.8 years, compared with 3.3 years at December 31, 2002. It should be noted that during the quarter ending September 30, 2003 new modeling capabilities for estimating the effective duration of municipal bonds were introduced to replace previous estimates based on the “market yield-to-worst”. The effect of this change was to increase the estimate of overall duration by approximately 0.3 years over and above what would have resulted from the application of previous estimation procedures.

The following table provides principal cash flow estimates by year for our December 31, 2003 and 2002 holdings of interest-sensitive investment assets considered to be other than trading. Those holdings consist of our consolidated fixed income securities, securities on loan, short-term investments, mortgage loans and certain securities issued as part of a series of insurance transactions. Also provided are the weighted-average interest rates associated with each year’s cash flows. Principal cash flow projections for collateralized mortgage obligations and asset-backed securities were prepared using third-party prepayment models and estimates. Cash flow estimates for mortgage pass-throughs were prepared using consensus prepayment forecasts obtainable from a third-party provider. Principal cash flow estimates for callable bonds are either to maturity or to the next call date depending on whether the call was projected to be “in-the-money” assuming no change in interest rates. No projection of the impact of reinvesting the estimated cash flows is included in the table, regardless of whether the cash flow source is a short-term or long-term fixed maturity security. Our fixed income investments are primarily held to pay liabilities inherent in our insurance reserves. The composition of our portfolio’s estimated principal and interest runoff helps ensure that adequate financial resources will be available to fund each year’s estimated insurance liability payments, as such payments become due.

	December 31, 2003		December 31, 2002
Interest-sensitive Investment Assets	Principal Cash Flows	Weighted Average Interest Rate	Principal Cash Flows	Weighted Average Interest Rate
	($ in millions)
Period from balance sheet date:
One year	$6,206	2.9%	$5,988	3.3%
Two years	2,045	6.2%	2,348	6.7%
Three years	2,230	5.9%	2,070	5.9%
Four years	1,761	5.4%	1,950	6.0%
Five years	1,387	5.7%	1,668	5.1%
Thereafter	7,059	5.9%	6,638	5.8%
Total	$20,688		$20,662
Fair value	$21,152		$20,614

The following table provides principal runoff estimates by year for our December 31, 2003 and 2002 inventories of interest-sensitive debt obligations and related weighted average interest rates by stated maturity dates.

	December 31, 2003		December 31, 2002
Medium-term Notes, Zero Coupon Notes and Senior Notes	Principal Cash Flows	Weighted Average Interest Rate	Principal Cash Flows	Weighted Average Interest Rate
	($ in millions)
Period from balance sheet date:
One year	$55	7.1%	$67	6.5%
Two years	429	7.5%	55	7.1%
Three years	59	7.0%	429	7.5%
Four years	1,015	5.6%	59	7.0%
Five years	452	6.4%	1,015	5.6%
Thereafter	1,340	7.5%	562	6.7%
Total	$3,350		$2,187
Fair value	$3,594		$2,293

To mitigate a portion of the interest rate risk related to certain of our fixed rate medium-term and senior notes, we have entered into a number of pay-floating, receive-fixed interest rate swap agreements that, in the aggregate, have a notional amount of $730 million. Of the total notional amount of the swaps, $330 million mature in 2005, $150 million mature in 2008 and $250 million mature in 2010, with a weighted average pay rate of 3.19% and a weighted average receive rate of 7.57%. These swaps had a fair value of $46 million and $65 million at December 31, 2003 and 2002, respectively.

In 2003, we included debt owed to five business trusts that have issued mandatorily redeemable preferred securities to investors, the obligations of which have been fully guaranteed by us. As discussed in further detail in the “Adoption of Accounting Standards” section of this report, in 2003 we adopted the provisions of FIN46(R), which resulted in the deconsolidation of these trusts from our consolidated financial statements. As a result, the debt we issued to these trusts (previously eliminated in consolidation) is now shown in our consolidated debt outstanding, whereas the preferred securities, which were previously included in our consolidated balance sheet between liabilities and shareholders’ equity, are no longer included in our balance sheet. The weighted average interest rate on the debt owed to the five trusts was 7.8 % at December 31, 2003 and 2002. The fair value of these securities was $1.03 billion and $959 million as of December 31, 2003 and 2002, respectively. Approximately $575 million of the securities are callable at the Company’s option after November 13, 2006. An additional $78 million are callable at the Company’s option between 2007 and their maturity in 2027.

CREDIT RISK—Our portfolios of fixed income securities, mortgage loans and to a lesser extent short-term and other investments are subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our objective is to earn competitive relative returns by investing in a diversified portfolio of securities. We manage this risk by up-front, stringent underwriting analysis, reviews by a credit committee and regular meetings to review credit developments. Watchlists are maintained for exposures requiring additional review, and all credit exposures are reviewed at least annually. At December 31, 2003, approximately 98% of our fixed income portfolio was rated investment grade.

In certain of our operations, we underwrite certain business for sophisticated insurance purchasers, and reinsure a substantial portion of that risk with traditional reinsurers or captive insurance entities. Although these transactions are highly collateralized, there is a degree of credit risk associated with these transactions. We perform credit reviews of the underlying financial stability of the insured and/or assuming reinsurance entity as part of our program to manage this risk.

We also have other receivable amounts subject to credit risk. The most significant of these are reinsurance recoverables. To mitigate the risk of these counterparties’ nonpayment of amounts due, we establish business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering current market information.

FOREIGN CURRENCY EXPOSURE—Our exposure to market risk for changes in foreign exchange rates is concentrated in our invested assets, and insurance reserves, denominated in foreign currencies. Cash flows from our foreign operations are the primary source of funds for our purchase of investments denominated in foreign currencies. We purchase these investments primarily to hedge insurance reserves and other liabilities denominated in the same currency, effectively reducing our foreign currency exchange rate exposure. For those foreign insurance operations that were identified at the end of 2001 as businesses to be exited, we intend to continue to closely match the foreign currency-denominated liabilities with assets in the same currency. At December 31, 2003 and 2002, approximately 13% of our invested assets were denominated in foreign currencies. Invested assets denominated in the British Pound Sterling comprised approximately 7% of our total invested assets at December 31, 2003. We have determined that a hypothetical 10% reduction in the value of the Pound Sterling would have an approximate $165 million reduction in the value of our assets, although there would be a similar offsetting change in the value of the related insurance reserves. No other individual foreign currency accounts for more than 4% of our invested assets.

We have also entered into foreign currency forwards with a U.S. dollar equivalent notional amount of $203.5 million as of December 31, 2003 to hedge our foreign currency exposure on certain contracts. Of this total, 78% are denominated in British Pound Sterling, 12% are denominated in the Australian dollar, and 10% are denominated in the Canadian dollar.

EQUITY PRICE RISK—Our portfolio of marketable equity securities, which we carry on our balance sheet at market value, has exposure to price risk. This risk is defined as the potential loss in market value resulting from an adverse change in prices. Our objective is to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are analyzed regularly and market risk is actively managed through a variety of modeling techniques. Our holdings are diversified across industries, and concentrations in any one company or industry are limited by parameters established by senior management, as well as by statutory requirements.

Included in our Other investments at December 31, 2003 and 2002 was our 14% equity ownership in Platinum Underwriters Holdings, Ltd. (“Platinum”), received as partial consideration from the transfer of our ongoing reinsurance business to Platinum. We account for our investment in Platinum using the equity method of accounting. Therefore, changes in Platinum’s stock price do not impact our balance sheet or statement of operations, unless our investment in Platinum was deemed to be impaired. Also included in our Other investments are stock purchase warrants for Platinum. The warrants had a value of $65 million and  $61 million as of December 31, 2003 and 2002, respectively. The warrants are considered derivatives and are marked to market quarterly, with changes in fair value being recognized as realized gains or losses in our statement of operations. The warrants are valued using the Roll-Geske-Whaley valuation model and as such are impacted by the market price of Platinum stock.

Our portfolio of venture capital investments also has exposure to market risks, primarily relating to the viability of the various entities in which we have invested. These investments, primarily in early-stage companies, involve more risk than other investments, and we actively manage our market risk in a variety of ways. First, we allocate a comparatively small amount of funds to venture capital. At the end of 2003, the cost of these investments accounted for only 2% of total invested assets. Second, the investments are diversified to avoid excessive concentration of risk in a particular industry. Third, we perform extensive research prior to investing in a new venture to gauge prospects for success. Fourth, we regularly monitor the operational results of the entities in which we have invested. Finally, we generally sell our holdings in these firms soon after they become publicly traded when we are legally able to do so, thereby reducing exposure to further market risk.

At December 31, 2003, our marketable equity securities were recorded at their fair value of $171 million. A hypothetical 10% decline in each stock’s price would have resulted in a $17 million impact on fair value.

At December 31, 2003, our venture capital investments were recorded at their fair value of $535 million. A hypothetical 10% decline in each investment’s fair value would have resulted in a $54 million impact on fair value.

CATASTROPHE RISK—We manage and monitor our aggregate property catastrophe exposure through various methods, including purchasing catastrophe reinsurance, establishing underwriting restrictions and applying a dedicated catastrophe pricing model. See Item 1 of this report for further information about our management of catastrophe risk.

Item 8.                  Financial Statements and Supplementary Data.

Management’s Responsibility for Consolidated Financial Statements

Scope of Responsibility—Management prepares the accompanying consolidated financial statements and related information and is responsible for their integrity and objectivity. The statements were prepared in conformity with United States generally accepted accounting principles. These consolidated financial statements include amounts that are based on management’s estimates and judgments, particularly our reserves for losses and loss adjustment expenses. We believe that these statements present fairly the company’s financial position and results of operations and that the other information contained in this annual report is consistent with the consolidated financial statements.

Internal Controls—We maintain and rely on systems of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and recorded. We continually monitor these internal accounting controls, modifying and improving them as business conditions and operations change. Our internal audit department also independently reviews and evaluates these controls. We recognize the inherent limitations in all internal control systems and believe that our systems provide an appropriate balance between the costs and benefits desired. We believe our systems of internal accounting controls provide reasonable assurance that errors or irregularities that would be material to the consolidated financial statements are prevented or detected in the normal course of business.

Independent Auditors—Our independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of our internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.

Audit Committee—The audit committee of the Board of Directors, composed solely of independent directors, assists the Board of Directors in overseeing management’s discharge of its financial reporting responsibilities. The committee meets with management, our director of internal audit and representatives of KPMG LLP to discuss significant changes to financial reporting principles and policies and internal controls and procedures proposed or contemplated by management, our internal auditors or KPMG LLP. Additionally, the committee undertakes on behalf of the Board of Directors the selection, evaluation and, if applicable, replacement of our independent auditors; and in the evaluation of the independence of the independent auditors. Both internal audit and KPMG LLP have access to the audit committee without management’s presence.

Code of Conduct—We recognize our responsibility for maintaining a strong ethical climate. This responsibility is addressed in the company’s written code of conduct.

Jay S. Fishman	Thomas A. Bradley
Jay S. Fishman	Thomas A. Bradley
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS

THE ST. PAUL COMPANIES, INC.:

We have audited the accompanying consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The St. Paul Companies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, in 2001 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, as also described in the notes to the consolidated financial statements, in 2002 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 141, “Business Combinations” and the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and, as also described in the notes to the consolidated financial statements, in 2003 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

KPMG LLP
KPMG LLP

Minneapolis, Minnesota
January 29, 2004

Consolidated Statements of Operations
The St. Paul Companies

Years ended December 31	2003	2002	2001
	(In millions, except per share data)
Revenues
Premiums earned	$7,039	$7,502	$7,409
Net investment income	1,120	1,169	1,217
Asset management	453	398	375
Realized investment gains (losses)	73	(165)	(94)
Other	169	126	125
Total revenues	8,854	9,030	9,032
Expenses
Insurance losses and loss adjustment expenses	5,188	5,995	7,479
Policy acquisition expenses	1,564	1,675	1,702
Operating and administrative expenses	1,266	1,184	1,282
Total expenses	8,018	8,854	10,463
Income (loss) from continuing operations before income taxes and before cumulative effect of accounting change	836	176	(1,431)
Income tax expense (benefit)	137	(73)	(422)
Income (loss) from continuing operations before cumulative effect of accounting change	699	249	(1,009)
Cumulative effect of accounting change, net of taxes	(21)	(6)	—
Income (loss) from continuing operations	678	243	(1,009)
Discontinued operations:
Operating income, net of taxes	—	—	19
Loss on disposal, net of taxes	(17)	(25)	(98)
Loss from discontinued operations	(17)	(25)	(79)
Net Income (Loss)	$661	$218	$(1,088)
Basic Earnings (Loss) Per Common Share
Income (loss) from continuing operations before cumulative effect	$3.00	$1.09	$(4.84)
Cumulative effect of accounting change, net of taxes	(0.09)	(0.03)	—
Loss from discontinued operations, net of taxes	(0.07)	(0.12)	(0.38)
Net Income (Loss)	$2.84	$0.94	$(5.22)
Diluted Earnings (Loss) Per Common Share
Income (loss) from continuing operations before cumulative effect	$2.88	$1.06	$(4.84)
Cumulative effect of accounting change, net of taxes	(0.09)	(0.03)	—
Loss from discontinued operations, net of taxes	(0.07)	(0.11)	(0.38)
Net Income (Loss)	$2.72	$0.92	$(5.22)

See notes to consolidated financial statements.

Consolidated Balance Sheets
The St. Paul Companies

December 31	2003	2002
	(In millions)
Assets
Investments:
Fixed income	$16,456	$17,188
Real estate and mortgage loans	838	874
Venture capital	535	581
Equities	171	394
Securities on loan	1,584	806
Other investments	887	738
Short-term investments	2,709	2,152
Total investments	23,180	22,733
Cash	150	315
Reinsurance recoverables:
Unpaid losses	6,151	7,777
Paid losses	973	523
Ceded unearned premiums	651	813
Receivables:
Underwriting premiums	2,442	2,711
Interest and dividends	248	247
Other	226	218
Deferred policy acquisition costs	695	532
Deferred income taxes	1,285	1,267
Office properties and equipment	343	459
Goodwill	926	874
Intangible assets	139	139
Other assets	2,154	1,351
Total Assets	$39,563	$39,959
Liabilities
Insurance reserves:
Losses and loss adjustment expenses	$19,426	$22,626
Unearned premiums	4,204	3,802
Total insurance reserves	23,630	26,428
Debt	3,750	2,713
Payables:
Reinsurance premiums	769	1,010
Accrued expenses and other	1,035	963
Securities lending collateral	1,616	822
Other liabilities	2,538	1,388
Total Liabilities	33,338	33,324
Company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company	—	889
Shareholders’ Equity
Preferred:
Stock Ownership Plan—convertible preferred stock	98	105
Guaranteed obligation-Stock Ownership Plan	(23)	(40)
Total Preferred Shareholders’ Equity	75	65
Common:
Common stock	2,655	2,606
Retained earnings	2,874	2,473
Accumulated other comprehensive income, net of taxes:
Unrealized appreciation on investments	619	671
Unrealized gain (loss) on foreign currency translation	11	(68)
Unrealized loss on derivatives	(5)	(1)
Minimum pension liability adjustment	(4)	—
Total accumulated other comprehensive income	621	602
Total Common Shareholders’ Equity	6,150	5,681
Total Shareholders’ Equity	6,225	5,746
Total Liabilities, Mandatorily Redeemable Preferred Securities, and Shareholders’ Equity	$39,563	$39,959

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
The St Paul Companies

Years ended December 31	2003	2002	2001
	(In millions)
Preferred Shareholders’ Equity
Stock Ownership Plan—convertible preferred stock:
Beginning of year	$105	$111	$117
Redemptions during the year	(7)	(6)	(6)
End of year	98	105	111
Guaranteed obligation—Stock Ownership Plan:
Beginning of year	(40)	(53)	(68)
Principal payments	17	13	15
End of year	(23)	(40)	(53)
Total Preferred Shareholders’ Equity	75	65	58
Common Shareholders’ Equity
Common stock
Beginning of year	2,606	2,192	2,238
Stock issued:
Net proceeds from stock offering	—	413	—
Stock incentive plans	33	32	67
Present value of equity unit forward purchase contracts	—	(46)	—
Preferred shares redeemed	15	13	13
Reacquired common shares	(1)	—	(135)
Other	2	2	9
End of year	2,655	2,606	2,192
Retained earnings:
Beginning of year	2,473	2,500	4,243
Net income (loss)	661	218	(1,088)
Dividends declared on common stock	(264)	(252)	(235)
Dividends declared on preferred stock, net of taxes	(8)	(9)	(9)
Reacquired common shares	(1)	—	(454)
Deferred compensation—restricted stock	(1)	(5)	—
Tax benefit on employee stock options, and other changes	21	28	51
Premium on preferred shares redeemed	(7)	(7)	(8)
End of year	2,874	2,473	2,500
Unrealized appreciation on investments, net of taxes:
Beginning of year	671	442	765
Change for the year	(52)	229	(323)
End of year	619	671	442
Unrealized loss on foreign currency translation, net of taxes:
Beginning of year	(68)	(76)	(68)
Currency translation adjustments	79	8	(8)
End of year	11	(68)	(76)
Unrealized loss on derivatives, net of taxes:
Beginning of year	(1)	(2)	—
Change during the period	(4)	1	(2)
End of year	(5)	(1)	(2)
Minimum pension liability adjustment, net of taxes:
Beginning of year	—	—	—
Change during the period	(4)	—	—
End of year	(4)	—	—
Total Common Shareholders’ Equity	6,150	5,681	5,056
Total Shareholders’ Equity	$6,225	$5,746	$5,114

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years ended December 31	2003	2002	2001
	(In millions)
Net income (loss)	$661	$218	$(1,088)
Other comprehensive income (loss), net of taxes:
Change in unrealized appreciation on investments	(52)	229	(323)
Change in unrealized gain (loss) on foreign currency translation	79	8	(8)
Change in minimum pension liability	(4)	—	—
Change in unrealized loss on derivatives	(4)	1	(2)
Other comprehensive income (loss)	19	238	(333)
Comprehensive income (loss)	$680	$456	$(1,421)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
The St. Paul Companies

Years ended December 31	2003	2002	2001
	(In millions)
Operating Activities
Net income (loss)	$661	$218	$(1,088)
Adjustments:
Loss from discontinued operations	17	25	79
Change in property-liability insurance reserves	(1,204)	33	4,399
Change in reinsurance reserves	659	(970)	(2,109)
Change in deferred acquisition costs	(171)	81	(53)
Change in insurance premiums receivable	163	501	(198)
Change in accounts payable and accrued expenses	2	(6)	(87)
Change in income taxes payable/refundable	105	183	(212)
Realized investment (gains) losses	(73)	165	94
Provision for federal deferred tax benefit	(53)	(141)	(81)
Depreciation, amortization and goodwill write-downs	100	97	180
Cumulative effect of accounting change	21	6	—
Other	(94)	(63)	(40)
Net Cash Provided by Continuing Operations	133	129	884
Net Cash Provided by Discontinued Operations	—	—	103
Net Cash Provided by Operating Activities	133	129	987
Investing Activities
Sales (purchases) of short-term investments	(100)	43	(256)
Purchases of other investments	(5,545)	(7,578)	(7,033)
Proceeds from sales and maturities of other investments	5,563	7,199	6,281
Net proceeds from sale of subsidiaries	30	23	362
Change in open security transactions	11	(141)	177
Venture capital distributions	4	78	52
Proceeds from repayment of note receivable	—	70	—
Purchase of office property and equipment	(48)	(65)	(70)
Sales of office property and equipment	79	18	9
Acquisitions, net of cash acquired	(111)	(216)	(208)
Other	(7)	20	(25)
Net Cash Used by Continuing Operations	(124)	(549)	(711)
Net Cash Used by Discontinued Operations	(19)	(5)	(583)
Net Cash Used by Investing Activities	(143)	(554)	(1,294)
Financing Activities
Dividends paid on common and preferred stock	(272)	(253)	(245)
Proceeds from issuance of debt	300	941	650
Net proceeds from issuance of common shares	—	413	—
Proceeds from issuance of redeemable preferred securities	—	—	575
Repayment of debt	(179)	(405)	(196)
Retirement of preferred securities	—	(4)	(40)
Repurchase of common shares	(2)	—	(589)
Subsidiary’s repurchase of common shares	(42)	(151)	(172)
Stock options exercised and other	26	35	84
Net Cash Provided (Used) by Continuing Operations	(169)	576	67
Net Cash Provided by Discontinued Operations	—	—	343
Net Cash Provided (Used) by Financing Activities	(169)	576	410
Effect of exchange rate changes on cash	14	13	(4)
Increase (Decrease) in Cash	(165)	164	99
Cash at beginning of year	315	151	52
Cash at End of Year	$150	$315	$151

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
The St. Paul Companies

1   Summary of Significant Accounting Policies

Accounting Principles—We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). We follow the accounting standards established by the Financial Accounting Standards Board (“FASB”) and the American Institute of Certified Public Accountants (“AICPA”).

Consolidation—We combine our financial statements with those of our subsidiaries and present them on a consolidated basis. The consolidated financial statements do not include the results of material transactions between our subsidiaries and us or among our subsidiaries. Certain of our foreign underwriting operations’ results, and the results of certain of our investments in partnerships, are recorded on a one-month to one-quarter lag due to time constraints in obtaining and analyzing such results for inclusion in our consolidated financial statements on a current basis. In the event that significant events occur during the lag period, the impact is included in the current period results.

In the first quarter of 2003, we eliminated the one-quarter reporting lag for our operations at Lloyd’s. The effect of reporting those operations on a current basis was a $34 million reduction to our 2003 pretax income from continuing operations. During 2001, we eliminated the one-quarter reporting lag for certain of our primary underwriting operations in foreign countries. The effect of reporting those operations on a current basis was a $31 million increase to our 2001 pretax loss from continuing operations.

Related Party Transactions—The following summarizes our related party transactions:

Indebtedness of Management—We have made loans to certain current and former executive officers for their purchase of our common stock in the open market. These are full-recourse loans, further secured by a pledge of the stock purchased with the proceeds. The loans accrue interest at the applicable federal rate for loans of such maturity. Loans to former executive officers are being repaid in accordance with agreed-upon terms. The total amount receivable under this program, included in “Other Assets”, was $1 million and $7 million on December 31, 2003 and 2002, respectively. This program was terminated effective March 20, 2002; consequently, no new loans were made after that date.

Indebtedness of Venture Capital Management—We have made loans to certain members of management of our Venture Capital investment operation. The loans are secured by each individual’s ownership interest in the limited liability companies that hold most of our venture capital investments, and accrue interest at the applicable federal rate for loans of such maturity. The total amount receivable under this program, included in “Other Assets” at December 31, 2003 and 2002, was $7 million.

Platinum Underwriters Holdings, LTD. (“Platinum”)—See Note 19 in this report for a summary of related-party transactions with Platinum.

Discontinued Operations—See Note 17 in this report for a summary of our discontinued operations.

Reclassifications—We reclassified certain amounts in our 2002 and 2001 consolidated financial statements and notes to conform to the 2003 presentation. These reclassifications had no effect on net income, or common or preferred shareholders’ equity, as previously reported for those years.

Use of Estimates—We make estimates and assumptions that have an effect on the amounts that we report in our consolidated financial statements. Our most significant estimates are those relating to our reserves for property-liability losses and loss adjustment expenses. We continually review our estimates and make adjustments as necessary, but actual results could turn out to be significantly different from what we expected when we made these estimates.

Accounting for Our Property-Liability Underwriting Operations

Premiums Earned—Premiums on insurance policies are our largest source of revenue. For all of our non-Lloyd’s business, we recognize premiums as revenues evenly over the policy terms using the daily pro rata method. In 2003, we changed the method by which we recognize premium revenue at our operations at Lloyd’s. Prior to 2003, such revenue was recognized using the “one-eighths” method, whereby we converted Lloyd’s syndicate accounts to U.S. GAAP on a quarterly basis. Since Lloyd’s accounting does not recognize the concept of earned premium, we calculated earned premium as part of the conversion to GAAP, assuming business was written at the middle of each quarter, effectively breaking the calendar year into earnings periods of eighths. In 2003, we began recognizing Lloyd’s premium revenue in a manner that more accurately reflects the underlying policy terms and exposures and is more consistent with the method by which we recognize premium revenue in our non-Lloyd’s business. This change did not have a material impact on our consolidated financial statements for the year ended December 31, 2003.

Revenues in our Health Care operation include premiums generated from extended reporting endorsements. Our medical liability claims-made policies gave our insureds the right to purchase a reporting endorsement, which is also referred to as “tail coverage,” at the time their policies expired. This endorsement protected an insured against any claims that arise from a medical incident that occurred while the claims-made policy was in force, but which had not yet been reported by the time the policy expired. Premiums on these endorsements are fully earned as revenue, and the expected losses are reserved, at the time the endorsement is written.

We record premiums that we have not yet recognized as revenues as unearned premiums on our balance sheet. Assumed reinsurance premiums are recognized as revenues proportionately over the contract period. Premiums earned are recorded in our statement of operations, net of our cost to purchase reinsurance.

Insurance Losses and Loss Adjustment Expenses—Losses represent the amounts we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are known as loss adjustment expenses (“LAE”). We record these items on our statement of operations net of reinsurance, meaning that we reduce our gross losses and loss adjustment expenses incurred by the amounts we have recovered or expect to recover under reinsurance contracts.

Reinsurance—Written premiums, earned premiums and incurred insurance losses and LAE all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Assumed reinsurance has, for the most part, been written through our St. Paul Re operation. During 2002, we transferred our ongoing business previously written through St. Paul Re to Platinum Underwriters Holdings, Ltd. See Note 19 for a more detailed discussion of this transfer. Ceded reinsurance means other insurance companies have agreed to share certain risks with us. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. These requirements involve significant assumptions being made related to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms.

Insurance Reserves —We establish reserves for the estimated total unpaid cost of losses and LAE, which cover events that occurred in 2003 and prior years. These reserves reflect our estimates of the total cost of claims that were reported to us (“case” reserves), but not yet paid, and the cost of claims incurred but not yet reported to us (“IBNR”). We reduce our loss reserves for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on paid and unpaid losses and LAE, net of an allowance for estimated unrecoverable amounts, are reflected as assets.

For reported losses, we establish reserves on a “case” basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR losses, we estimate reserves using established actuarial methods. Our case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverages, and inflation. We consider not only monetary increases in the cost of what we insure, but also changes in societal factors that influence jury verdicts and case law and, in turn, claim costs.

Because many of the coverages we offer involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to our ultimate exposure to losses are an integral and necessary component of our loss reserving process. We record our reserves by considering a range of estimates bounded by a high and low point. Within that range, we record management’s best estimate. We continually review our reserves, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. We adjust reserves established in prior years as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in our financial results in the periods in which the changes in estimate are made.

Reserves for environmental and asbestos exposures cannot be estimated solely with the traditional loss reserving techniques described above, which rely on historical accident year development factors and take into consideration the previously mentioned variables. Environmental and asbestos reserves are more difficult to estimate than our other loss reserves because of legal issues, societal factors and difficulty in determining the parties who may ultimately be held liable. Therefore, in addition to taking into consideration the traditional variables that are utilized to arrive at our other loss reserve amounts, we also look at the length of time necessary to clean up polluted sites, controversies surrounding the identity of the responsible party, the degree of remediation deemed to be necessary, the estimated time period for litigation expenses, judicial expansions of coverage, medical complications arising with asbestos claimants’ advanced age, case law, and the history of prior claim development. We also consider the impact of changes in the legal environment, including our experience in the Western MacArthur matter, in establishing our reserves for other asbestos and environmental cases. Generally, case reserves and loss adjustment expense reserves are established where sufficient information has been obtained to indicate coverage under a specific insurance policy. We also consider end of period reserves in relation to paid losses in a period. Furthermore, IBNR reserves are established to cover additional estimated exposures related to policyholders that haven’t as yet asserted any claims as well as development on reserves assumed from other entities. These reserves are continually reviewed and updated as additional information is acquired.

While our reported reserves make a reasonable provision for our unpaid loss and LAE obligations, it should be noted that the process of estimating required reserves, by its very nature, involves substantial uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claim handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from our estimates.

Our liabilities for unpaid losses and LAE related to tabular workers’ compensation and certain assumed reinsurance coverage are discounted to the present value of estimated future payments. Prior to discounting, these liabilities totaled $875 million and $887 million at December 31, 2003 and 2002, respectively. The total discounted liability reflected on our balance sheet was $710 million and $718 million at December 31, 2003 and 2002, respectively. The liability for workers’ compensation was discounted using rates of up to 3.5%. The liability for certain assumed reinsurance coverage was discounted using rates up to 7.5%, based on our return on invested assets or, in many cases, on yields contractually guaranteed to us on funds held by the ceding company, as permitted by the state of domicile. Tabular workers’ compensation reserves are indemnity reserves that are calculated using discounts determined with reference to actuarial tables that incorporate interest and contingencies such as mortality, remarriage, inflation or recovery from disability applied to a reasonably determinable payment stream. Reserves for medical costs associated with the work place injury and reserves for loss adjustment expenses are not discounted.

Lloyd’s—We participate in Lloyd’s as the owner of a managing agency and the provider of capital to the syndicates managed by that managing agency. Lloyd’s syndicates determine their underwriting results on an underwriting year basis with results being declared only after three years. In converting from Lloyd’s accounting to U.S. GAAP the most significant adjustments relate to the earning of premiums and the recognition of losses on an accident year basis. Where we do not provide 100% of the capital to a syndicate we record our pro rata share of syndicate assets, liabilities, revenues and expenses. (Also see discussion under “Premiums Earned” above.)

Policy Acquisition Expenses—The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and consist of commissions, state premium taxes and other direct underwriting expenses. Although these expenses are incurred when we issue a policy, we defer and amortize them over the same period as the corresponding premiums are recorded as revenues. On a regular basis, we perform a recoverability analysis of the deferred policy acquisition costs in relation to the expected recognition of revenues, including anticipated investment income, and reflect adjustments, if any, as period costs. Should the analysis indicate that the acquisition costs are unrecoverable, further analyses are performed to determine if a reserve is required to provide for losses, which may exceed the related unearned premiums.

Allowance for Doubtful Accounts—Our allowance for doubtful accounts for premiums and deductibles receivable is calculated by applying an estimated bad debt percentage to an aging of receivables segmented by business unit to determine general collectibility. Specific collection issues are highlighted separately, and a comparison of prior year write-offs with year-to-date results is made to determine reasonableness. We also have an allowance for uncollectible reinsurance recoverables that is calculated based on the outstanding balances, taking into consideration the status of the reinsurer, the nature of the balance and whether or not the amount is in dispute. The establishment of our allowance for doubtful accounts involves judgment and therefore creates a degree of uncertainty as to adequacy at each reporting date.

Guarantee Fund and Other Insurance-Related Assessments—We establish an accrual related to estimated future guarantee fund payments and other insurance-related assessments, primarily second injury funds. Guarantee fund payments are based on our historical experience as well as for specific known events or insolvencies. Loss-based second injury fund assessments are accrued based on our total loss reserves for the relevant states and lines of business. As of December 31, 2003 and 2002, we carried an accrual of $44 million and $43 million, respectively, for these payments, which are expected to be disbursed as assessed during a period of up to 30 years. We also establish assets related to the recovery of these costs when appropriate. As of December 31, 2003 and 2002, we carried assets of $17 million and $15 million for premium tax offsets, respectively, and $4 million and $11 million for policy surcharges, respectively. This accrual is subject to change following revisions to assessments that may be enacted by any of the states where we write business.

Accounting for Our Asset Management Operations

We hold a 79% interest in Nuveen Investments, Inc. (“Nuveen Investments,” formerly The John Nuveen Company), which constitutes our asset management segment. Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. Nuveen Investments also provides managed account services to several institutional market segments and channels.

In August 2002, Nuveen Investments purchased NWQ Investment Management Company, Inc. (“NWQ”), an asset management firm based in Los Angeles with approximately $6.9 billion of assets under management at the time of acquisition in both retail and institutional managed accounts. NWQ specializes in value-oriented equity investments with significant relationships among institutions and financial advisors serving high-net-worth investors.

In July 2001, Nuveen Investments acquired Symphony Asset Management, LLC (“Symphony”), an institutional investment manager, with approximately $4 billion in assets under management at the time of acquisition. As a result of the acquisition, Nuveen Investments’ product offerings were expanded to include managed accounts and funds designed to reduce risk through market-neutral and other strategies in several equity and fixed-income asset classes for institutional investors.

Nuveen Investments has three principal sources of revenue: advisory fees on assets under management, including separately managed accounts, closed-end exchange-traded funds and mutual funds; underwriting and distribution revenues earned upon the sale of certain investment products; and performance fees earned on certain institutional accounts based on the performance of such accounts.

Advisory revenue accounted for 90% of Nuveen Investments’ consolidated revenues in 2003. Total advisory fee income earned during any period is directly related to the market value of the assets managed. Advisory fee income increases or decreases with a rise or fall, respectively, in the level of assets under management. Investment advisory fees are recognized as services are provided. With respect to funds, Nuveen Investments receives fees based either on each fund’s average daily net assets or on a combination of the average daily net assets and gross interest income. With respect to managed accounts, Nuveen Investments generally earns fees, on a quarterly basis, based on the value of the assets managed on a particular date, such as the last calendar day of a quarter, or on the average asset value for the period.

Nuveen Investments’ distribution revenues are earned as mutual fund productsare sold to the public through financial advisors, and prior to the second quarter of 2002, the sale of defined portfolios. Distribution revenues will rise and fall commensurate with the level of sales of these products. In March 2002, Nuveen Investments ceased offering defined portfolio products. Underwriting fees are earned on the initial public offering of Nuveen Investments’ exchange-traded funds.

Through its subsidiary, Symphony, which manages equity and fixed-income market-neutral accounts and funds for institutional investors, Nuveen Investments earns performance fees for investment performance above specifically defined benchmarks. These fees are recognized as revenue only at the performance measurement date contained in the individual account management agreement. Currently, approximately 80% of such measurement dates fall in the second half of the calendar year.

We consolidate 100% of Nuveen Investments’ assets, liabilities, revenues and expenses, with reductions on the balance sheet and statement of operations for the minority shareholders’ proportionate interest in Nuveen Investments’ equity and earnings. Minority interest of $96 million and $80 million was recorded in other liabilities at the end of 2003 and 2002, respectively.

Nuveen Investments repurchased and retired 1.7 million and 5.7 million of its common shares from minority shareholders in 2003 and 2002, respectively, for a total cost of $42 million in 2003 and $151 million in 2002. No shares were repurchased from The St. Paul in those years. Our percentage ownership remained at 79% in 2003 as the effect of Nuveen Investments’ repurchases were partially offset by Nuveen

Investments’ issuance of additional shares under various stock option and incentive plans and, in 2002, the issuance of common shares upon the conversion of a portion of its preferred stock.

Accounting for Our Investments

Fixed Income—Our fixed income portfolio is composed primarily of high-quality, intermediate-term taxable U.S. government, corporate and mortgage-backed bonds, and tax-exempt U.S. municipal bonds. Our entire fixed income investment portfolio is classified as available-for-sale. Accordingly, we carry that portfolio on our balance sheet at estimated fair value. Fair values are based on quoted market prices, where available, from a third-party pricing service. If quoted market prices are not available, fair values are estimated using values obtained from independent pricing services or a cash flow estimate is used.

Real Estate and Mortgage Loans—Our real estate investments include warehouses and office buildings and other commercial land and properties that we own directly or in which we have a partial interest through joint ventures with other investors. Our mortgage loan investments consist of fixed-rate loans collateralized by apartment, warehouse and office properties.

For direct real estate investments, we carry land at cost and buildings at cost less accumulated depreciation and valuation adjustments. We depreciate real estate assets on a straight-line basis over 40 years. Tenant improvements are amortized over the term of the corresponding lease. The accumulated depreciation of our real estate investments was $189 million and $169 million at December 31, 2003 and 2002, respectively.

We use the equity method of accounting for our real estate joint ventures, which means we carry these investments at cost, adjusted for our share of undistributed earnings or losses, and reduced by cash distributions from the joint ventures and valuation adjustments. Due to time constraints in obtaining financial results, the results of these joint venture operations are recorded on a one-month lag. If events occur during the lag period that are significant to our consolidated results, the impact is included in the current period results.

We carry our mortgage loans at the unpaid principal balances less any valuation adjustments, which approximates fair value. Valuation allowances are recognized for loans with deterioration in collateral performance that is deemed other than temporary. The estimated fair value of mortgage loans was $63 million and $82 million at December 31, 2003 and 2002, respectively.

Venture Capital—Our venture capital investments represent ownership interests in small- to medium-sized companies. These investments are made through limited partnerships or direct ownership. The limited partnerships are carried at our equity in the estimated market value of the investments held by these limited partnerships. The investments we own directly are carried at estimated fair value. Fair values are based on quoted market prices obtained from third-party pricing services for publicly traded stock, or an estimate of value as determined by an internal valuation committee for privately-held securities. Due to time constraints in obtaining financial results, the operations of the limited partnerships are recorded on a one-quarter lag. If security-specific events occur during the lag period that are significant to our consolidated results, the impact is included in the current period results.

Equities—Our equity securities are also classified as available-for-sale and carried at estimated fair value, which is based on quoted market prices obtained from a third-party pricing service.

Securities on Loan—We participate in a securities lending program whereby certain securities from our fixed income portfolio are loaned to other institutions. We require collateral equal to 102 percent of the fair value of the loaned securities. We maintain full ownership rights to the securities loaned, and continue to earn interest on them. In addition, we have the ability to sell the securities while they are on loan. We have an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. We record securities lending collateral as a liability and pay the borrower an agreed upon interest rate. The proceeds from the collateral are invested in short-term investments and are reported on the balance sheet. We share a portion of the interest earned on these short-term investments with the lending agent. The fair value of the securities on loan is removed from fixed income securities on the balance sheet and shown as a separate investment asset.

Realized Investment Gains and Losses—We record the cost of each individual investment so that when we sell an investment, we are able to identify and record that transaction’s gain or loss on our statement of operations.

The size of our investment portfolio allows our portfolio managers a degree of flexibility in determining which individual investments should be sold to achieve our primary investment goals of assuring our ability to meet our commitments to policyholders and other creditors and maximizing our investment returns. In order to meet the objective of maintaining a flexible portfolio that can achieve these goals, our fixed income and equity portfolios are classified as “available-for-sale.” We continually evaluate these portfolios, and our purchases and sales of investments are based on our cash requirements, the characteristics of our insurance liabilities, and current market conditions. We also monitor the difference between our cost and the estimated fair value of investments, which involves uncertainty as to whether declines in value are temporary in nature. At the time we determine an “other than temporary” impairment in the value of a particular investment to have occurred, we consider the current facts and circumstances, including the financial position and future prospects of the entity that issued the investment security, and make a decision to either record a write-down in the carrying value of the security or sell the security; in either case, recognizing a realized loss.

With respect to our venture capital portfolio, we manage our portfolio to maximize return, evaluating current market conditions and the future outlook for the entities in which we have invested. Because this portfolio primarily consists of privately-held, early-stage venture investments, events giving rise to impairment can occur in a brief period of time (e.g., the entity has been unsuccessful in securing additional financing, other investors decide to withdraw their support, complications arise in the product development process, etc.), and decisions are made at that point in time, based on the specific facts and circumstances, with respect to a recognition of “other than temporary” impairment, or sale of the investment.

Unrealized Appreciation or Depreciation on Investments—For investments we carry at estimated fair value, we record the difference between cost and fair value, net of deferred taxes, as a part of common shareholders’ equity. This difference is referred to as unrealized appreciation or depreciation on investments. The change in unrealized appreciation or depreciation during the year is a component of other comprehensive income.

Derivative Financial Instruments—We record all derivative financial instruments on our balance sheet at fair value. The accounting treatment for the gain or loss due to changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are included in our statement of operations as a realized gain or losswhen they occur. If the derivative qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. Generally, however, the portion of the hedge deemed effective is recorded on the balance sheet at fair value, and the portion deemed ineffective is recorded in the statement of operations as a realized gain or loss. To qualify for hedge accounting treatment, the hedging relationship is formally documented at the inception of the hedge detailing the risk management objectives and strategy for undertaking the hedge. In addition, we assess both at the inception of the hedge and on a quarterly basis, whether the derivative is highly effective in accomplishing the risk management objectives. If it is determined that the derivative is not highly effective, hedge accounting treatment is discontinued and any gains and losses associated with the hedge’s ineffectiveness are recognized as a realized gain or loss in the statement of operations. Fair value for our derivatives is based on quoted market rates or models obtained from third party pricing services.

See Note 7 for further information regarding the types of derivative financial instruments that we hold.

Cash Restrictions

Lloyd’s solvency requirements call for certain of our funds to be held in trust in amounts sufficient to meet claims. These funds amounted to $30 million and $167 million at December 31, 2003 and 2002, respectively.

Goodwill and Intangible Assets

In the first quarter of 2002, we adopted the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). In a business combination, the excess of the amount we paid over the fair value of the acquired company’s tangible net assets is recorded as either an intangible asset, if it meets certain criteria, or goodwill. Intangible assets with a finite useful life (generally over four to 20 years) are amortized to expense over their estimated life, on a basis expected to be consistent with their estimated future cash flows. Intangible assets with an indefinite useful life and goodwill, which represents the excess purchase price over the fair value of tangible and intangible assets, are no longer amortized, effective January 1, 2002, but remain subject to tests for impairment. Prior to our adoption of SFAS Nos. 141 and 142, we amortized goodwill and intangible assets over periods of up to 40 years, generally on a straight-line basis. See Note 22 to the consolidated financial statements included herein for further information regarding goodwill and intangible assets included in our consolidated balance sheet.

We evaluate our goodwill for impairment on an annual basis. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we will test for impairment between annual tests.

Impairments of Long-Lived Assets

We monitor the recoverability of the value of our long-lived assets to be held and used based on our estimate of the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition considering any events or changes in circumstances which indicate that the carrying value of an asset may not be recoverable. We monitor the value of our long-lived assets to be disposed of and report them at the lower of carrying value or fair value less our estimated cost to sell. We had no impairment adjustments related to our long-lived assets in 2003, 2002 or 2001.

Office Properties and Equipment

We carry office properties and equipment at depreciated cost. We depreciate these assets on a straight-line basis over the estimated useful lives of the assets. The accumulated depreciation for office properties and equipment was $517 million and $504 million at the end of 2003 and 2002, respectively.

Internally Developed Software Costs

We capitalize certain internally developed software costs incurred during the application development stage of a project. These costs include external direct costs associated with the project and payroll and related costs for employees who devote time to the project. We begin to amortize costs once the software is ready for its intended use, and amortize them over the software’s expected useful life, generally five years.

At December 31, 2003 and 2002, respectively, we had $73 million and $69 million of unamortized internally developed computer softwarecosts. For the years ended December 31, 2003, 2002 and 2001, we recorded $18 million, $13 million and $7 million of amortization expense, respectively.

Taxes

We account for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision generally reflects the tax consequences of revenues and expenses currently taxable or deductible on income tax returns.

Foreign Currency Translation

We assign functional currencies to our foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts are then translated into U.S. dollars. The unrealized gain or loss from this translation, net of tax, is recorded as a part of common shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statements of operations.

Stock Option Accounting

We follow the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25),” and other related interpretations in accounting for our stock option plans utilizing the “intrinsic value method” described in that literature. We also follow the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for our option plans, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure; an amendment of FASB Statement No. 123”. These require pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value method” described in those Statements.

Had we calculated compensation expense on a combined basis for our stock option grants based on the “fair value method” described in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as indicated.

Years ended December 31	2003	2002	2001
	(In millions, except per share data)
Net income (loss)
As reported*	$661	$218	$(1,088)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(37)	(25)
Pro forma	$622	$181	$(1,113)
Basic earnings (loss) per share
As reported	$2.84	$0.94	$(5.22)
Pro forma	$2.66	$0.77	$(5.33)
Diluted earnings (loss) per share
As reported	$2.72	$0.92	$(5.22)
Pro forma	$2.59	$0.77	$(5.33)

*                    As reported net income or loss included $5 million, $8 million, and $5 million for 2003, 2002 and 2001, respectively, in stock-based compensation expenses, net of related tax benefits.

Supplemental Cash Flow Information

Interest and Income Taxes Paid—We paid interest on debt and distributions on redeemable preferred securities of trusts of $179 million in 2003, $167 million in 2002 and $133 million in 2001. We paid net federal income taxes of $62 million in 2003, and received refunds of $100 million in 2002 and $54 million in 2001.

Non-cash Investing and Financing Activities—In July 2002, we issued 8.9 million equity units, each having a stated amount of $50. Each equity unit included a forward purchase contract on our common stock. Related to these contracts, we established a $46 million liability, with a corresponding reduction to shareholders’ equity.

In November 2002, concurrent with the transfer of our continuing reinsurance operations as described in Note 19, we received warrants to purchase up to six million additional common shares of Platinum Underwriters Holdings, Ltd. as partial consideration for the transferred business. We carry the warrants as an asset on our balance sheet at their market value, which was $65 million and $61 million at December 31, 2003 and 2002, respectively.

In September 2001, we received approximately 190 million Old Mutual plc ordinary shares as partial consideration for the sale of our life insurance subsidiary to Old Mutual. The shares were valued at $300 million at the time of closing.

2   Merger Agreement With The Travelers Property Casualty Corp.

On November 17, 2003, The St. Paul and Travelers Property Casualty Corp. (“Travelers”) announced the signing of a definitive merger agreement that will create The St. Paul Travelers Companies, Inc. (“St. Paul Travelers”), which would be the nation’s second largest property-casualty insurer based on 2002 A.M. Best data concerning direct premiums written. The merger agreement is filed as an exhibit to this report. The Board of Directors of each company unanimously agreed to the tax-free, stock-for-stock merger (the “Proposed Merger” or the “merger”). Under the terms of the merger agreement, Adams Acquisition Corp., a wholly-owned subsidiary of The St. Paul, will merge into Travelers, resulting in Travelers becoming a wholly-owned subsidiary of The St. Paul, and holders of Travelers Class A and Class B common stock will receive 0.4334 common share of The St. Paul for each Travelers share. The St. Paul expects to issue approximately 437 million shares of its common stock in the Proposed Merger. The transaction is subject to customary closing conditions, including the approval by shareholders of both companies as well as certain regulatory approvals. Special shareholder meetings to vote on the Proposed Merger are scheduled for March 19, 2004 in St. Paul, MN and Hartford, CT. On December 23, 2003, the Federal Trade Commission granted early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Proposed Merger. The companies are seeking approval of the merger in 11 states and from various foreign regulatory authorities. The transaction is expected to close in the second quarter of 2004.

All information included in the consolidated financial statements and notes to consolidated financial statements in this report reflects only the results of The St. Paul, and does not reflect any impact of the Proposed Merger.

The consummation of the merger would trigger a technical event of default under certain of our credit agreements; however, the lenders have agreed to waive the technical event of default, contingent upon the consummation of the merger.

3   Segment Information

In the first quarter of 2003, we revised our property-liability insurance business segment reporting structure to reflect the manner in which those businesses are managed. Our property-liability underwriting operations consist of two segments constituting our ongoing operations (Specialty Commercial and Commercial Lines), and one segment comprising our runoff operations (Other). The composition of those respective segments is described in greater detail below. The following is a summary of changes made to our segments in the first quarter of 2003.

•       Our Surety & Construction operations, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.

•       Our ongoing International operations and our ongoing operations at Lloyd’s, previously reported together as a separate specialty segment, are now separate components of our Specialty Commercial segment.

•       Our Health Care, Reinsurance and Other operations, each previously reported as a separate runoff business segment, have been combined into a single Other runoff segment and are under common management. “Runoff” means that we have ceased or plan to cease underwriting business as soon as possible.

•       The results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998), previously included in our Commercial Lines segment, are now included in the Other segment. In addition to our participation in voluntary insurance pools, this prior year business included the majority of our environmental and asbestos liability exposures. The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.

In addition, in the fourth quarter of 2003, our Specialty Programs business center, previously reported in our Specialty Commercial segment, was moved to our Commercial Lines segment to more accurately reflect the manner in which this business is underwritten and managed. All data for 2002 and 2001 included in this report were restated to be consistent with the changes made to our segment reporting structure in 2003.

In accordance with provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” since Surety & Construction, International & Lloyd’s, Health Care, and Reinsurance were reported as separate segments during 2002 and are considered to be of continuing significance in analyzing the results of our operations, we continue to separately present and discuss (as appropriate) in this report information about those businesses for all years covered by this report.

Our operations in runoff do not qualify as “discontinued operations” for accounting purposes. For the year ended December 31, 2003, these runoff operations collectively accounted for $327 million, or 5%, of our net earned premiums, and generated underwriting losses totaling $762 million (an amount that does not include investment income from the assets maintained to support these operations). For the year ended December 31, 2002, these runoff operations collectively accounted for $1.98 billion, or 26%, of our net earned premiums, and generated underwriting losses totaling $874 million, an amount that included a $585 million pretax loss provision related to the Western MacArthur asbestos litigation settlement agreement. For the year ended December 31, 2001, these runoff operations collectively accounted for $2.97 billion, or 40%, of our net earned premiums, and generated underwriting losses totaling $1.87 billion, an amount that included a $735 million pretax loss provision to strengthen prior-year loss reserves in our Health Care operation and $662 million of pretax losses related to the September 11, 2001 terrorist attack.

In addition to our property-liability business segment, we also have aproperty-liability investment operation segment, as well as an asset management segment, consisting of our majority ownership in Nuveen Investments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of this report. We evaluate performance based on underwriting results for our property-liability insurance segments, investment income and realized gains for our investment operations, and on pretax operating results for the asset management segment. Property-liability underwriting assets are reviewed in total by management for purposes of decision-making. We do not allocate assets to these specific underwriting segments. Assets are specifically identified for our asset management segment.

Segment Information—After the revisions to our segment structure described above, our reportable segments in our property-liability operations consisted of the following:

The Specialty Commercial segment includes our Surety and Construction operations, our ongoing International & Lloyd’s operations, and the following nine specialty business centers that in total comprise the “Specialty” component of this segment: Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Umbrella/Excess & Surplus Lines, Excess and Surplus Lines Underwriting Facilities and Oil & Gas. These business centers are considered specialty operations because each provides dedicated underwriting, claim and risk control services that require specialized expertise and focuses exclusively on the respective customers it serves. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual or legal obligations. The Construction business center offers a variety of products and services, including traditional insurance consisting of workers’ compensation, general liability and commercial auto coverages, and risk management solutions, to a broad range of contractors and parties responsible for construction projects. Our ongoing International operations consist of our specialty underwriting operations in the United Kingdom, Canada (other than Surety) and the Republic of Ireland, and the international exposures of most U.S. underwriting business. At Lloyd’s, our ongoing operations are comprised of the following types of insurance coverage we underwrite mostly through a single wholly-owned syndicate: Aviation, Marine, Global Property and Personal Lines.

The Commercial Lines segment focuses on commercial clientele, and although we targetcertain commercial customer groups and industries, we do not have underwriting, claim or risk service personnel with specialized expertise dedicated exclusively to these groups or industries. Accordingly, the business centers within Commercial Lines are not considered “specialty” businesses. The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in involuntary insurance pools. The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet (SM) and St. Paul Advantage (SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks. The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail exposures, as well as programs for selected industries that are national in scope and have similar risk characteristics such as franchises and associations. The majority of these programs were formerly classified as a separate “Specialty Programs” business center in our Specialty Commercial segment but were reclassified in 2003 to our Middle Market Commercial business center in the Commercial Lines segment to more accurately reflect the manner in which this business is underwritten and managed. This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector. The Property Solutions business center combines our Large Accounts Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large property risks.

The Other segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd’s, including our participation in the insuring of the Lloyd’s Central Fund; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001. This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998). In addition to our participation in voluntary insurance pools, this prior year business includes the majority of our environmental and asbestos liability exposures. Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system. Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures. As described in more detail in Note 19 to the consolidated financial statements herein, in November 2002 we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd.

In 2001, we sold our life insurance operations. Those operations are accounted for as discontinued operations and are not included in our segment data.

The summary below presents revenues and pretax income from continuing operations for our reportable segments. The revenues of our asset management segment include investment income and realized investment gains. Revenues reported for our insurance underwriting segments represent earned premiums in those segments. The table also presents identifiable assets for our property-liability underwriting operation in total, and our asset management segment.

Years ended December 31	2003	2002	2001
	(In millions)
Revenues from Continuing Operations
Underwriting:
Ongoing Operations:
Specialty Commercial:
Specialty	$2,103	$1,719	$1,327
Surety and Construction	1,248	1,141	926
International & Lloyd’s	1,145	806	637
Total Specialty Commercial	4,496	3,666	2,890
Commercial Lines	2,216	1,857	1,551
Total ongoing insurance operations	6,712	5,523	4,441
Runoff Operations:
Other:
Health Care	62	474	693
Reinsurance	190	1,070	1,593
Other	75	435	682
Total Other	327	1,979	2,968
Total Underwriting	7,039	7,502	7,409
Investment operations:
Net investment income	1,115	1,161	1,199
Realized investment gains (losses)	59	(162)	(126)
Total investment operations	1,174	999	1,073
Other	166	116	119
Total property-liability insurance	8,379	8,617	8,601
Asset management	453	398	375
Total reportable segments	8,832	9,015	8,976
Parent company, other operations and consolidating eliminations	22	15	56
Total revenues from continuing operations	$8,854	$9,030	$9,032

Years ended December 31	2003	2002	2001
	(In millions)
Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change
Underwriting result:
Ongoing Operations:
Specialty Commercial:
Specialty	$371	$189	$1
Surety and Construction	(161)	(221)	(39)
International & Lloyd’s	78	56	(235)
Total Specialty Commercial	288	24	(273)
Commercial Lines	235	141	(153)
Total ongoing insurance operations	523	165	(426)
Runoff Operations:
Other:
Health Care	(391)	(165)	(935)
Reinsurance	3	(22)	(726)
Other	(374)	(687)	(207)
Total Other	(762)	(874)	(1,868)
Total Underwriting result	(239)	(709)	(2,294)
Investment operations:
Net investment income	1,115	1,161	1,199
Realized investment gains (losses)	59	(162)	(126)
Total investment operations	1,174	999	1,073
Other	(46)	(46)	(179)
Total property-liability insurance	889	244	(1,400)
Asset management	187	162	142
Total reportable segments	1,076	406	(1,258)
Parent company, other operations and consolidating eliminations	(240)	(230)	(173)
Total income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$836	$176	$(1,431)

Geographic Areas—The following summary presents financial data of our continuing operations based on their location.

Years ended December 31	2003	2002	2001
	(In millions)
Revenues
U.S.	$7,426	$7,275	$7,250
Non-U.S.	1,428	1,755	1,782
Total revenues	$8,854	$9,030	$9,032

December 31	2003	2002
	(In millions)
Identifiable Assets
Property-liability insurance	$37,653	$38,372
Asset management	1,218	1,081
Total reportable segments	38,871	39,453
Parent company, other operations, consolidating eliminations and discontinued operations	692	506
Total assets	$39,563	$39,959

Note 18, “Restructuring and Other Charges,” describes charges we recorded during 2001 and where they are included in the foregoing tables.

The following table summarizes premiums earned by major product line for the years ended December 31, 2003, 2002 and 2001. Our earned premiums related to our foreign operations are presented in total in the table, as those operations do not classify their business using the same product line definitions as our domestic operations.

Years ended December 31	2003	2002	2001
	(In millions)
Other liability	$1,537	$1,325	$1,082
Special property	834	759	600
Commercial auto liability	813	776	624
Workers compensation	792	670	609
Commercial multiple peril	555	542	456
Fidelity and surety	396	353	395
Products liability	386	321	246
Medical malpractice	55	343	600
Reinsurance—nonproportional assumed property	18	250	485
Other	693	656	640
Total earned premium from domestic operations	6,079	5,995	5,737
Earned premium from foreign operations	960	1,507	1,672
Total earned premium	$7,039	$7,502	$7,409

Elimination of One-Quarter Reporting Lags—In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd’s to coincide with the timing of reporting for all of our other international operations. As a result, our consolidated results for 2003 included the results of those operations for the fourth quarter of 2002 and all quarters of 2003. The incremental impact on our property-liability operations of eliminating the reporting lag, consisting of the results of these operations for the three months ended December 31, 2003, was as follows.

Year Ended Dec. 31, 2003
(In millions)
Net written premiums	$67
Decrease in unearned premiums	39
Net earned premiums	106
Incurred losses and underwriting expenses	155
Underwriting result	(49)
Net investment income	5
Other income	10
Total pretax loss	$(34)

Of the total net written premiums and underwriting result in the foregoing table, $64 million and $(1) million, respectively, was recorded in our ongoing Specialty Commercial segment, and $3 million and $(48) million, respectively, was recorded in our runoff Other segment.

In 2001, we eliminated the one-quarter reporting lag for our primary underwriting operations in foreign countries (not including our operations at Lloyd’s). As a result, our consolidated results for 2001 include their results for the fourth quarter of 2000 and all quarters of 2001. The incremental impact on our property-liability operations for the year ended December 31, 2001 of eliminating the reporting lag, which consists of the results of these operations for the three months ended December 31, 2001, was as follows.

Year Ended Dec. 31, 2001
(In millions)
Net written premiums	$71
Decrease in unearned premiums	15
Net earned premiums	86
Incurred losses and underwriting expenses	131
Underwriting result	(45)
Net investment income	14
Other income	—
Total pretax loss	$(31)

Reclassification of Lloyd’s Commission Expenses—In 2003, we reclassified certain commission expenses related to our operations at Lloyd’s. In prior years, we determined commission expense based on premiums reported by the Lloyd’s market (net of commissions) using an estimated average commission rate. Until recently, gross premiums (prior to reduction for commissions) were not readily available from the Lloyd’s market. In 2003, we began recording actual commission expense for our Lloyd’s business. We reclassified prior period results to record actual commission expense on a basis consistent with that implemented in 2003. There was no impact to net income or shareholders’ equity as previously reported for any prior periods, because the reclassification had the impact of increasing previously reported premiums and commission expense in equal and offsetting amounts. For the year ended December 31, 2003, this reclassification had the impact of increasing both net earned premiums and policy acquisition costs by $81 million compared with what would have been recorded under our prior method of estimation. In addition, net written premiums increased by $116 million in 2003, (a portion of which was due to the elimination of the one-quarter reporting lag). For the year ended December 31, 2002, the impact was an increase to both net earned premiums and policy acquisition costs of $112 million and an increase to net written premiums of $91 million. For the year ended December 31, 2001, the impact was an increase to both net earned premiums and policy acquisition costs of $112 million and an increase to net written premiums of $132 million.

4   Earnings Per Common Share

Years ended December 31	2003	2002	2001
	(In millions, except per share amounts)
Earnings
Basic
Net income (loss), as reported	$661	$218	$(1,088)
Preferred stock dividends, net of taxes	(8)	(9)	(9)
Premium on preferred shares redeemed	(7)	(7)	(8)
Net income (loss) available to common shareholders	$646	$202	$(1,105)
Diluted
Net income (loss) available to common shareholders	$646	$202	$(1,105)
Dilutive effect of affiliates	(4)	(3)	—
Effect of dilutive securities:
Convertible preferred stock	7	7	—
Zero coupon convertible notes	3	3	—
Net income (loss) available to common shareholders	$652	$209	$(1,105)
Common Shares
Basic
Weighted average common shares outstanding	228	216	212
Diluted
Weighted average common shares outstanding	228	216	212
Weighted average effects of dilutive securities:
Stock options	1	2	—
Convertible preferred stock	6	6	—
Zero coupon convertible notes	2	2	—
Equity unit stock purchase contracts	3	1	—
Total	240	227	212
Earnings (Loss) Per Common Share
Basic	$2.84	$0.94	$(5.22)
Diluted	$2.72	$0.92	$(5.22)

The assumed conversion of preferred stock and zero coupon notes were each anti-dilutive to our net loss per share for the year ended December 31, 2001, and therefore not included in the diluted earnings per share calculation.

5   Investments

Valuation of Investments—The following presents the cost, gross unrealized appreciation and depreciation, and estimated fair value of our investments in fixed income securities, equities, venture capital and securities on loan.

December 31, 2003	Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
	(In millions)
Fixed income:
U.S. government	$738	$38	$(2)	$774
State and political subdivisions	3,911	318	(4)	4,225
Foreign governments	1,694	62	(2)	1,754
Corporate securities	5,960	369	(22)	6,307
Asset-backed securities	673	39	(9)	703
Mortgage-backed securities	2,616	82	(5)	2,693
Total fixed income	15,592	908	(44)	16,456
Equities	146	29	(4)	171
Venture capital	511	98	(74)	535
Securities on loan	1,551	40	(7)	1,584
Total	$17,800	$1,075	$(129)	$18,746

December 31, 2002	Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
	(In millions)
Fixed income:
U.S. government	$1,054	$73	$(2)	$1,125
State and political subdivisions	4,263	350	(4)	4,609
Foreign governments	1,779	71	(2)	1,848
Corporate securities	6,482	433	(22)	6,893
Asset-backed securities	660	40	(17)	683
Mortgage-backed securities	1,940	90	—	2,030
Total fixed income	16,178	1,057	(47)	17,188
Equities	416	15	(37)	394
Venture capital	577	123	(119)	581
Securities on loan	764	47	(5)	806
Total	$17,935	$1,242	$(208)	$18,969

We continually monitor the difference between our cost and the estimated fair value of investments, which involves uncertainty as to whether declines in value are temporary in nature. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders’ equity. If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss on our statement of operations. Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security. If that judgment changes in the future, we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.

At December 31, 2003 and 2002, the carrying value of our consolidated invested asset portfolio included $0.95 billion and $1.03 billion of net pretax unrealized appreciation, respectively. Included in those net amounts were gross pretax unrealized losses of $129 million and $208 million, respectively. The following tables summarize, for all securities in an unrealized loss position at December 31, 2003 and 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The cost of these investments represented approximately 16% of our investment portfolio (at cost) at December 31, 2003. The majority of unrealized losses related to fixed income securities are issuer-specific rather than interest rate-related.

	December 31, 2003
	Up to 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In millions)
Fixed income:
U.S. Government	$348	$5	$8	$—	$356	$5
State and political subdivisions	114	3	17	—	131	3
Foreign governments	287	2	—	—	287	2
Corporate securities	1,112	23	57	2	1,169	25
Asset-backed securities	54	1	73	8	127	9
Mortgage-backed securities	412	7	1	—	413	7
Total fixed income	2,327	41	156	10	2,483	51
Equities	22	4	3	—	25	4
Venture capital	53	29	54	45	107	74
Total	2,402	$74	$213	$55	$2,615	$129

	December 31, 2002
	Up to 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In millions)
Fixed income:
U.S. Government	$236	$2	$1	$—	$237	$2
State and political subdivisions	107	3	10	—	117	3
Foreign governments	126	2	6	—	132	2
Corporate securities	323	16	134	12	457	28
Asset-backed securities	59	13	44	4	103	17
Mortgage-backed securities	20	—	3	—	23	—
Total fixed income	871	36	198	16	1,069	52
Equities	224	35	4	2	228	37
Venture capital	99	74	44	45	143	119
Total	$1,194	$145	$246	$63	$1,440	$208

Statutory Deposits—At December 31,2003, our property-liability operation had fixed income investments with an estimated fair value of $1.13 billion on deposit with regulatory authorities as required by law.

Restricted Investments—Our subsidiaries Unionamerica and St. Paul Re-U.K., are required, as accredited U.S. reinsurers, to hold certain investments in trust in the United States. These trust funds had a fair value of $434 million at December 31, 2003. Additionally, Unionamerica has funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors. These funds had a fair value of $41 million at December 31, 2003. We also have $359 million of other investments being used as collateral to secure our obligations under a series of insurance transactions.

Fixed Income by Maturity Date—The following table presents the breakdown of our fixed income securities by years to maturity. Actual maturities may differ from those stated as a result of calls and prepayments.

December 31, 2003	Amortized Cost	Estimated Fair Value
	(In millions)
One year or less	$1,243	$1,271
Over one year through five years	4,033	4,277
Over five years through 10 years	4,383	4,685
Over 10 years	2,644	2,827
Asset-backed securities with various maturities	673	703
Mortgage-backed securities with various maturities	2,616	2,693
Total	$15,592	$16,456

6   Investment Transactions

Investment Activity—Following is a summary of our investment purchases, sales and maturities.

Years ended December 31	2003	2002	2001
	(In millions)
Purchases
Fixed income	$4,795	$6,019	$4,959
Equities	485	776	1,737
Real estate and mortgage loans	—	3	27
Venture capital	178	192	287
Other investments	87	588	23
Total purchases	5,545	7,578	7,033
Proceeds from Sales and Maturities
Fixed income:
Sales	1,329	3,215	2,035
Maturities and redemptions	3,126	2,131	2,200
Equities	791	1,705	1,732
Real estate and mortgage loans	28	76	100
Venture capital	249	64	50
Other investments	40	8	164
Total sales and maturities	5,563	7,199	6,281
Net purchases (sales)	$(18)	$379	$752

Net Investment Income—Following is a summary of our net investment income.

Years ended December 31	2003	2002	2001
	(In millions)
Fixed income	$996	$1,068	$1,069
Equities	11	11	16
Real estate and mortgage loans	67	77	115
Venture capital	(3)	(2)	(4)
Securities on loan	1	1	2
Other investments	43	5	3
Short-term investments	23	33	55
Total	1,138	1,193	1,256
Investment expenses	(18)	(24)	(39)
Net investment income	$1,120	$1,169	$1,217

Realized and Unrealized Investment Gains (Losses)—The following summarizes our pretax realized investment gains and losses, and the change in unrealized appreciation or depreciation of investments recorded in common shareholders’ equity and in comprehensive income.

Years ended December 31	2003	2002	2001
	(In millions)
Pretax Realized Investment Gains (Losses)
Fixed income:
Gross realized gains	$39	$191	$28
Gross realized losses	(31)	(91)	(105)
Total fixed income	8	100	(77)
Equities:
Gross realized gains	87	116	276
Gross realized losses	(40)	(184)	(280)
Total equities	47	(68)	(4)
Real estate and mortgage loans	4	2	12
Venture capital	51	(200)	(43)
Other investments	(37)	1	18
Total pretax realized investment gains (losses)	$73	$(165)	$(94)
Change in Unrealized Appreciation
Fixed income	$(147)	$446	$187
Equities	47	(17)	(347)
Venture capital	20	(36)	(204)
Other	18	(44)	(190)
Total change in pretax unrealized appreciation on continuing operations	(62)	349	(554)
Change in deferred taxes	10	(120)	214
Total change in unrealized appreciation on continuing operations, net of taxes	(52)	229	(340)
Change in pretax unrealized appreciation on discontinued operations	—	—	26
Change in deferred taxes	—	—	(9)
Total change in unrealized appreciation on discontinued operations, net of taxes	—	—	17
Total change in unrealized appreciation, net of taxes	$(52)	$229	$(323)

Included in gross realized losses for our fixed income portfolio in 2003, 2002 and 2001 were impairment write-downs totaling $17 million, $74 million and $77 million, respectively. Gross realized losses in our equity portfolio in 2003 and 2002 included impairment write-downs of $6 million and $26 million, respectively. No such write-downs occurred in 2001. In our venture capital portfolio, impairment write-downs totaled $143 million, $122 million and $88 million in 2003, 2002 and 2001, respectively. See Note 1 for additional information regarding our accounting policy for other-than-temporary investment impairments.

7   Derivative Financial Instruments

Derivative financial instruments include futures, forward, swap and option contracts and other financial instruments with similar characteristics. We have had limited involvement with these instruments, primarily for purposes of hedging against fluctuations in foreign currency exchange rates and interest rates. All investments, investment techniques and risk management strategies, including the use of derivative instruments, have some degree of market and credit risk associated with them. We believe our derivatives’ market risk substantially offsets the market risk associated with fluctuations in interest rates, foreign currency exchange rates and market prices. We seek to reduce our credit risk exposure by conducting derivative transactions only with reputable, investment-grade counterparties, and by seeking to avoid concentrations of exposure individually or with related parties.

Effective January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). The statement requires the recognition of all derivatives as either assets or liabilities on the balance sheet, carried at fair value. In accordance with the statement, derivatives are specifically designated into one of three categories based on their intended use, and the applicable category dictates the accounting for each derivative. We have held the following derivatives, by category.

Fair Value Hedges—For the years ended December 31, 2003, 2002 and 2001, we have several pay-floating, receive-fixed interest rate swaps, with notional amounts totaling $730 million, $730 million and $230 million, respectively. They are designated as fair value hedges for a portion of our medium-term and senior notes, which we have entered into for the purpose of managing the effect of interest rate fluctuations on this debt. The terms of the swaps match those of the debt instruments, and the swaps are therefore considered 100% effective. The balance sheet impact for year ended December 31, 2003, was a decrease of $19 million in the fair value of the swaps and the related debt on the balance sheet, with the statement of operations impacts offsetting. The impact for the years ended December 31, 2002 and 2001 from movements in interest rates were increases of $42 million and $8 million, respectively, in the fair value of the swaps and the related debt on the balance sheet, with the statement of operations impacts offsetting.

In 2003, Nuveen Investments entered into a series of interest rate swap transactions as hedges against changes in a portion of the fair value of private placement debt. All of the interest rate swap transactions were designated as fair value hedges to mitigate the changes in fair value of the hedged portion of the private placement debt. Certain of these interest rate swap transactions were terminated. The cancellation of these interest rate swap transactions resulted in a total gain of approximately $4 million, which will be amortized over the term of the private placement debt. At December 31, 2003, the remaining open interest rate swap transaction had a notional amount of $50 million and had a fair value of less than $100,000.

Cash Flow Hedges—We have purchased forward foreign currency contracts that are designated as cash flow hedges. They are utilized to minimize our exposure to fluctuations in foreign exchange rates from our expected foreign currency payments, and settlement of our foreign currency payables and receivables. For the years ended December 31, 2003 and 2002 we recognized a loss of $4 million and a gain of $1 million, respectively, on the cash flow hedges, which is included in Other Comprehensive Income (“OCI”). The comparable amount for the year ended December 31, 2001 was a $2 million loss. The amounts included in OCI will be realized into earnings concurrent with the timing of the hedged cash flows. We anticipate that a loss of approximately $1 million will be reclassified into earnings within the next twelve months. For the years ended December 31, 2003, 2002 and 2001 we recognized a gain of less than $1 million, neither a gain nor a loss, and a loss of less than $1 million, respectively, in the statement of operations representing the portion of the forward contracts deemed ineffective.

In 2003, Nuveen Investments, in anticipation of the private placement debt issuance, entered into two treasury rate lock transactions with an aggregate notional amount of $100 million. These treasury rate locks were designated as cash-flow hedges. The treasury rate locks were settled for $1 million. We have deferred this loss in OCI as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. Amounts accumulated in OCI will be reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

The accumulated changes in OCI as a result of cash flow hedges for 2003 (net of taxes) are summarized as follows.

Year ended December 31,	2003
(In millions)
Beginning balance	$(1)
Net losses from cash flow hedges	(4)
Ending balance	$(5)

Non-Hedge Derivatives—We have other financial instruments that are considered to be derivatives, but which are not designated as hedges. These include our investment in stock purchase warrants of Platinum, received as partial consideration from the sale of our reinsurance business (see Note 19), stock warrants in our venture capital business and foreign exchange forward contracts. For the years ended December 31, 2003, 2002 and 2001 we recorded $7 million, $13 million and $3 million, respectively, of realized gains in continuing operations related to those non-hedge derivatives. Income from discontinued operations relating to non-hedge derivatives associated with the sale of our life insurance business included a loss of $22 million and a gain of $17 million for the periods ending December 31, 2002 and 2001, respectively.

8   Reserves for Losses and Loss Adjustment Expenses

Reconciliation of Loss Reserves—The following table represents a reconciliation of beginning and ending consolidated property-liability insurance loss and loss adjustment expense (“LAE”) reserves for each of the last three years.

Years ended December 31	2003	2002	2001
	(In millions)
Loss and LAE reserves at beginning of year, as reported	$22,626	$22,101	$18,196
Less reinsurance recoverables on unpaid losses at beginning of year	(7,777)	(6,848)	(4,651)
Net loss and LAE reserves at beginning of year	14,849	15,253	13,545
Activity on reserves of discontinued operations:
Losses incurred	—	7	17
Losses paid	(39)	(67)	(131)
Net activity	(39)	(60)	(114)
Net reserves of acquired companies	—	57	—
Provision for losses and LAE for claims incurred on continuing operations:
Current year	4,542	4,996	6,902
Prior years	646	999	577
Total incurred	5,188	5,995	7,479
Losses and LAE payments for claims incurred on continuing operations:
Current year	(1,014)	(1,043)	(1,125)
Prior years	(5,107)	(5,349)	(4,443)
Total paid	(6,121)	(6,392)	(5,568)
Loss reserves sold	(955)	—	—
Unrealized foreign exchange loss (gain)	353	(4)	(89)
Net loss and LAE reserves at end of year	13,275	14,849	15,253
Plus reinsurance recoverables on unpaid losses at end of year	6,151	7,777	6,848
Loss and LAE reserves at end of year, as reported	$19,426	$22,626	$22,101

In 2003, the total of $646 million in provisions for losses and LAE for claims incurred in prior years included $350 million in our Health Care operation, $108 in our runoff operations at Lloyd’s and $88 million in our runoff Unionamerica operation. In 2002, the total of $999 million in provisions for losses and LAE for claims incurred in prior years included $472 million in our runoff Other segment related to the Western MacArthur asbestos settlement agreement, $217 million in our Surety and Construction operations in our Specialty Commercial segment, $135 million in our runoff operations at Lloyd’s and $97 million in our runoff Health Care operation. In 2001, the $577 million provision to increase prior-year loss reserves was driven by a $735 million provision recorded in our Health Care operation.

The $955 million of “Loss reserves sold” shown in the table consist of $944 million of reserves related to our sale of Camperdown UK, Limited, and $11 million of reserves related to the sale of our insurance operations in Botswana. See Note 11 to the consolidated financial statements for further information regarding these transactions.

Health Care Exposures.   At the end of 2001, we announced our intention to exit, on a global basis, all business underwritten in our Health Care operation through ceasing to write new business and the non-renewal of business upon policy expiration, in accordance with regulatory requirements. In 2001, loss activity in this operation continued to increase not only for the years 1995 through 1997, but also 1998, and early activity on claims incurred in 1999 through 2001 indicated an increase in severity for those years. Those factors led to a much different view of loss development in the Health Care operation, and resulted in a $735 million provision to increase prior-year loss reserves.

During 2002, we concluded that the impact of settling claims in a runoff environment in our Health Care segment was causing abnormal effects on our average paid claims, average outstanding claims, and the amount of average case reserves established for new claims—all of which are traditional statistics used by our actuaries to develop indicated ranges of expected loss. Taking these changing statistics into account, we developed varying interpretations of our data, which implied added uncertainty in our evaluation of these reserves.

In the fourth quarter of 2002, we established specific tools and indicators to more explicitly monitor and validate our key assumptions supporting our Health Care reserve conclusions since our traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis. The tools that were developed tracked three primary indicators which are influencing our expectations and include: a) newly reported claims, b) reserve development on known claims and c) the “redundancy ratio,” comparing the cost of resolving claims to the reserve established for that individual claim. These three indicators are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary.

During the first three quarters of 2003 we tracked these three indicators. Newly reported claims were better than expected, reserve development on known claims was worse than expected and the redundancy ratio was better than expected. Not only was the redundancy ratio better than expected, it improved in each of the first three quarters continually offsetting any adverse reserve development on known claims. The combined impact of these three indicators offset one another, and reserve levels were deemed appropriate.

In the fourth quarter of 2003, the dollar amount of newly reported claims totaled $65 million, approximately 24% better than we anticipated in our original estimate of the required level of reserves at year-end 2002. The dollar amount of newly reported claims for the year ended December 31, 2003 was approximately 10% better than our original expectation. We consider the assumptions we made at the end of 2002 for newly reported claims to be appropriate and we have made no changes to those assumptions. Loss development on known claims during the fourth quarter of 2003 was only slightly worse than anticipated. However, through all of 2003, the cumulative development was considerably worse than expected. Through the third quarter, this adverse development on known claims was offset by continued improvement on the actual redundancy ratio experienced and no adjustment had been needed. However, our actual redundancy ratio, which had continually improved during the first nine months of 2003, took an adverse turn during November and December, causing the required reserve redundancy to increase above our level of tolerance. The view that the redundancy ratio would not only fail to continue to improve, but could likely decay over time, caused us to record a $350 million increase to reserve levels. The new required redundancy ratio after the $350 million of reserve strengthening recorded in the fourth quarter is in the range of 30% to 35% and allows for future inflationary effects.

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary.  The results of these indicators support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of December 31, 2003 and our analysis continues to support our belief that we will realize favorable effects in our ultimate costs and that our current loss reserves will prove to be a reasonable provision.

Surety Exposures.   Within our surety operations, we have exposures related to a small number of accounts which are in various stages of bankruptcy proceedings. In addition, certain other accounts have experienced deterioration in creditworthiness since we issued bonds to them. Given the current economic climate and its impact on these companies, we may experience an increase in claims and, possibly, incur high severity losses. Such losses would be recognized in the period in which the claims are filed and determined to be a valid loss under the provisions of the surety bond issued.

With regard to commercial surety bonds issued on behalf of companies operating in the energy trading sector, our aggregate pretax exposure, net of facultative reinsurance, is with five companies for a total of approximately $367 million ($305 million of which is from gas supply bonds), an amount that will decline over the contract periods. The largest individual exposure approximates $181 million (pretax). These companies all continue to perform their bonded obligations and, therefore, no claims have been filed.

In addition to the exposures discussed above with respect to energy trading companies and companies in bankruptcy, our commercial surety business as of December 31, 2003 included seven accounts with gross pretax bond exposures greater than $100 million each, before reinsurance. The majority of these accounts have investment grade ratings, and all accounts continue to perform their bonded obligations.

In 2003, we recorded a $59 million pretax loss provision (net of reinsurance) related to one of our accounts that was in bankruptcy and unable to perform its bonded obligations. In April 2003, a bankruptcy court approved the sale of substantially all of the assets of the account. Following that approval, we received claim notices with respect to approximately $120 million of bonds securing certain workers’ compensation and retiree health benefit obligations of the account. We originally recorded a net pretax loss provision of $89 million when the claim notices were received. In the fourth quarter of 2003, we re-estimated the amount of reinsurance recoverable related to that pretax loss, and recorded a $27 million reduction in our net loss. Conversely, in the fourth quarter of 2003, we recorded a $27 million provision to strengthen our Surety operation’s prior-year loss reserves, primarily related to a re-estimation of reinsurance recoverable related to losses incurred in 2002 associated with Enron Corporation’s bankruptcy.

In the third quarter of 2003, we made collateralized advances to a construction contractor that had failed to make payments under certain of its debt obligations. These third quarter advances did not impact our results of operations because the loss incurred was offset by our estimated recoverable.

In recent months, the contractor has completed a restructuring of its finances and entered into revised credit agreements with its lenders. As part of our strategy to mitigate our ultimate exposure to this account by facilitating the contractor’s efforts to complete bonded projects, we made additional advances for which we recorded an after-tax loss, net of estimated reinsurance and co-surety participation, of approximately $13 million in the fourth quarter of 2003. We have not changed our estimate of the recoverable from that established at the end of the third quarter of 2003. Any future changes in our estimate of the recoverable, whether positive or negative, will affect our results of operations. We may make further advances and, subject to our underwriting criteria, we may also decide to issue bonds for new projects undertaken by this contractor.

If the contractor were to fail to complete its bonded projects, we currently estimate that our aggregate additional loss, net of estimated collateral, reinsurance recoveries and participation by co-sureties (one of which has experienced ratings downgrades and is in runoff), would likely not exceed $75 million on an after-tax basis, assuming a 35% statutory tax rate. Given the uncertainties relating to the contractor’s business and other factors, there is no assurance that our estimate and our potential exposure will not increase.

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

Discontinued Operations.   The “activity on reserves of discontinued operations” represents certain activity related to the 1999 sale of our standard personal insurance business. The reserve balances associated with certain portions of the business sold are included in our total reserves, but the related incurred losses are excluded from continuing operations in our statements of operations for all periods presented, and included in discontinued operations. See Note 17 for a discussion of reserve guarantees we made related to this sale.

Environmental and Asbestos Reserves—Our underwriting operations continue to receive claims under policies written many years ago alleging injury or damage from environmental pollution or seeking payment for the cost to clean up polluted sites. We have also received asbestos injury claims tendered under general liability policies.

The following table summarizes the environmental and asbestos reserves reflected in our consolidated balance sheet at December 31, 2003 and 2002. Amounts in the “net” column represent gross amounts reduced by consolidated reinsurance recoverables. See Note 20 for a discussion of a significant asbestos litigation settlement agreement.

	2003		2002
December 31	Gross	Net	Gross	Net
	(In millions)
Environmental	$283	$226	$370	$298
Asbestos	520	325	1,245	778
Total environmental and asbestos reserves	$803	$551	$1,615	$1,076

Our historical methodology (through first quarter 2002) for reviewing the adequacy of environmental and asbestos reserves utilized a survival ratio metric, which considers ending reserves in relation to calendar year paid losses. When the environmental reserve analyses were completed in the second quarter of 2002, we supplemented our survival ratio diagnostics with additional detailed analyses, and concluded that our environmental reserves were redundant by approximately $150 million. Based on our additional analyses, we released approximately $150 million of environmental reserves in the second quarter of 2002. Had we continued to rely solely on our analysis of survival ratio, we would have recorded no adjustment to our environmental reserves through the six months ended June 30, 2002.

In the second quarter of 2002, we also supplemented our survival ratio analysis of asbestos reserves with a detailed claims analysis. We determined that, excluding the impact of the Western MacArthur settlement, our asbestos reserves were adequate; however, including that impact, we determined that our asbestos reserves were inadequate. As a result, gross and net asbestos reserves were increased $150 million.

In the fourth quarter of 2003, we updated our detailed actuarial analysis for both asbestos and environmental reserves pertaining to our exposure from direct policyholders and relied more heavily on these analyses in determining the adequacy of our reserve provision for the remaining unreported losses. For non-workers’ compensation asbestos claims we supplemented this detailed analysis with an additional analysis to determine an estimate of reserves specifically for policyholders who have not as yet tendered their first asbestos claim. As a result of these studies we increased net asbestos reserves by $77 million and net environmental reserves by $14 million. In addition, reviews of assumed and non-domestic exposures caused us to increase net asbestos reserves by $13 million and reduce net environmental reserves by $1 million.

9   Income Taxes

Income Tax Expense (Benefit)—Income tax expenses or benefits are recorded in various places in our consolidated financial statements. A summary of the amounts and places follows.

Years ended December 31	2003	2002	2001
	(In millions)
Statements of Operations
Expense (benefit) on continuing operations	$137	$(73)	$(422)
Expense (benefit) on cumulative effect of accounting change	(3)	6	—
Expense (benefit) on gain or loss on disposal of discontinued operations	6	(17)	37
Total income tax expense (benefit) included in consolidated statements of operations	140	(84)	(385)
Common Shareholders’ Equity
Expense (benefit) relating to stock-based compensation, other comprehensive income and the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives	(14)	117	(218)
Total income tax expense (benefit) included in consolidated financial statements	$126	$33	$(603)

Components of Income Tax Expense (Benefit)—The components of income tax expense (benefit) on continuing operations are as follows.

Years ended December 31	2003	2002	2001
	(In millions)
Federal current tax expense (benefit)	$160	$7	$(303)
Federal deferred tax benefit	(53)	(141)	(81)
Total federal income tax expense (benefit)	107	(134)	(384)
Foreign income tax expense (benefit)	18	55	(48)
State income tax expense	12	6	10
Total income tax expense (benefit) on continuing operations	$137	$(73)	$(422)

Our Tax Rate is Different from the Statutory Rate—Our total income tax expense (benefit) on income (loss) from continuing operations differs from the statutory rate of 35% of income from continuing operations before income taxes as shown in the following table.

Years ended December 31	2003	2002	2001
	($ in millions)
Federal income tax expense (benefit) at statutory rate	$293	$62	$(501)
Increase (decrease) attributable to:
Nontaxable investment income	(65)	(76)	(85)
Valuation allowance	(19)	27	74
Foreign operations	(41)	(89)	44
Goodwill	—	—	30
Audit settlements	(32)	—	—
Employee stock ownership plan	(4)	(4)	(4)
State income taxes, net of federal benefit	8	4	7
Other	(3)	3	13
Total income tax expense (benefit) on continuing operations	$137	$(73)	$(422)
Effective tax rate on continuing operations	16.4%	N.M. *	29.5%

*                    Not meaningful.

Major Components of Deferred Income Taxes on Our Balance Sheet—Differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented in the following table.

December 31	2003	2002
	(In millions)
Deferred Tax Assets
Loss reserves	$612	$715
Unearned premium reserves	224	182
Alternative minimum tax credit carryforwards	85	79
Net operating loss carryforwards	974	909
Deferred compensation	117	114
Other	336	514
Total gross deferred tax assets	2,348	2,513
Less valuation allowance	(123)	(133)
Net deferred tax assets	2,225	2,380
Deferred Tax Liabilities
Unrealized appreciation of investments	316	326
Deferred acquisition costs	233	178
Real estate	64	102
Prepaid compensation	144	141
Other	183	366
Total gross deferred tax liabilities	940	1,113
Total deferred income taxes	$1,285	$1,267

If we believe that any of our deferred tax assets will not result in future tax benefits, we must establish a valuation allowance for the portion of these assets that we think will not be realized. The net change in the valuation allowance for deferred tax assets was a decrease of $10 million in 2003, and an increase of $27 million in 2002, both relating to our foreign operations. Based predominantly upon a review of our anticipated future earnings, but also including all other available evidence, both positive and negative, we have concluded it is “more likely than not” that our net deferred tax assets will be realized.

Net Operating Loss (“NOL”) and Foreign Tax Credit (“FTC”) Carryforwards—For tax return purposes, as of December 31, 2003, we had NOL carryforwards that expire, if unused, in 2005-2022 and FTC carryforwards that expire, if unused, in 2005-2008. The amount and timing of realizing the benefits of NOL and FTC carryforwards depend on future taxable income and limitations imposed by tax laws. The approximate amounts of those NOLs on a regular tax basis and an alternative minimum tax (“AMT”) basis were $2.78 billion and $988 million, respectively. The approximate amounts of the FTCs both on a regular tax basis and an AMT basis were $27 million. The benefits of the NOL and FTC carryforwards have been recognized in our consolidated financial statements.

Undistributed Earnings of Subsidiaries—U.S. income taxes have not been provided on $75 million of our foreign operations’ undistributed earnings as of December 31, 2003, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

We have not provided taxes on approximately $483 million of undistributed earnings related to our majority ownership of Nuveen Investments as of December 31, 2003, because we currently do not expect those earnings to become taxable to us.

IRS Examinations—The Internal Revenue Service has examined our consolidated returns through 2000 and is currently examining the years 2001 through 2002. We believe that any additional taxes assessed as a result of these examinations would not materially affect our overall financial position, results of operations or liquidity.

10   Capital Structure

The following summarizes our capital structure, including debt, preferred securities, and equity instruments.

December 31	2003	2002
	($ in millions)
Debt	$3,750	$2,713
Company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the Company	—	889
Preferred shareholders’ equity	75	65
Common shareholders’ equity	6,150	5,681
Total capital	$9,975	$9,348
Ratio of debt to total capital	38%	29%

Debt consisted of the following components at December 31, 2003 and 2002.

	2003		2002
December 31	Book Value	Fair Value	Book Value	Fair Value
	(In millions)
5.75% senior notes	$499	$539	$499	$515
Medium-term notes	455	496	523	559
5.25% senior notes	443	465	443	461
Commercial paper	322	322	379	379
Nuveen Investments’ third-party debt	302	299	55	55
7.875% senior notes	250	269	249	274
8.125% senior notes	249	297	249	280
Zero coupon convertible notes	112	114	107	110
7.125% senior notes	80	86	80	87
Variable rate borrowings	64	64	64	64
Subtotal	2,776	2,951	2,648	2,784
Debt related to company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of The St. Paul:
7.6% St. Paul Capital Trust I	593	638	—	—
7.625% MMI Capital Trust I	125	142	—	—
8.5% USF&G Capital Trust I	56	71	—	—
8.47% USF&G Capital Trust II	81	87	—	—
8.312% USF&G Capital Trust III	73	90	—	—
Subtotal	928	1,028	—	—
Fair value of interest rate swap agreements	46	46	65	65
Total reported debt	$3,750	$4,025	$2,713	$2,849

As discussed in more detail in Note 12 to the consolidated financial statements, in the fourth quarter of 2003 we concluded that the provisions of FASB Interpretation No. 46 “Consolidation of Variable

Interest Entities”(as revised) (“FIN 46(R)”) applied to the five business trusts that issued mandatorily redeemable preferred securities to investors which were fully guaranteed by us. As a result, we deconsolidated these trusts, and now report our borrowings from these trusts as debt on our consolidated balance sheet. In years prior to 2003, the preferred securities issued by these trusts and guaranteed by us were reported in our balance sheet as a separate line item between total liabilities and shareholders’ equity, and referred to as “company-obligated mandatorily redeemable securities of trusts holding solely subordinated debentures of the company.” Prior to 2003, the debt issued by us to the trusts was eliminated in consolidation. The following is a summary of the provisions of the five business trusts, each of which was formed for the sole purpose of issuing those securities.

•       St. Paul Capital Trust I issued 23,000,000 preferred securities generating gross proceeds of $575 million, the proceeds of which were used to purchase subordinated debentures issued by us. We make quarterly interest payments at a rate of 7.6% on the debentures, which have a mandatory redemption date of October 15, 2050. The preferred securities issued by the trust in turn pay a quarterly distribution at an annual rate of 7.6%. We can redeem the debentures on or after November 13, 2006. The proceeds of such redemption would be used by the trust to redeem a like amount of its preferred securities.

•       MMI Capital Trust I issued $125 million of preferred securities in 1997, the proceeds of which were used to purchase subordinated debentures issued by MMI Corporation. We assumed the liability for these debentures upon our acquisition of MMI in 2000. We make semi-annual interest payments at a rate of 7.625% on the debentures, which have a mandatory redemption date of December 15, 2027. The preferred securities in turn pay a preferred distribution of 7.625% semi-annually in arrears. In 2002, we repurchased and retired $4 million of the MMI trust preferred securities in an open market transaction.

•       USF&G Capital Trusts I, II and III each issued $100 million of preferred securities in 1997 and 1996, the proceeds of which were used to purchase subordinated debentures issued by USF&G Corporation, which made semi-annual interest payments at rates of 8.5%, 8.47% and 8.312%, respectively. We assumed the liability for these debentures upon our merger with USF&G Corporation in 1998. Since the merger, we have repurchased and retired securities from each trust from time to time in open market transactions. The debentures related to the USF&G Capital Trust I, II and III have mandatory redemption dates of December 15, 2045, January 10, 2027 and July 1, 2046, respectively. Debentures related to each trust may, however, be redeemed earlier under certain conditions that vary among the three trusts. The proceeds of such redemptions would be used to redeem a like amount of each trust’s preferred securities.

Our total distribution expense related to all of these preferred securities prior to deconsolidation was $70 million in 2002 and $33 million in 2001. In 2003, our interest expense related to our debt to these trusts totaled $72 million.

Description of Other Debt Securities

5.75% Senior Notes—In March 2002, we issued $500 million of senior notes due in 2007. Proceeds from the issuance were primarily used to repay a portion of our commercial paper outstanding.

Medium-Term Notes—The medium-term notes outstanding at December 31, 2003 bear interest rates ranging from 6.3% to 7.4%, with a weighted average rate of 6.8%. Maturities range from five to 15 years after the issuance dates. During 2003 and 2002, medium-term notes having a par value of $67 million and $49 million, respectively, matured, and payments at maturity were funded with internally generated funds.

5.25% Senior Notes—In July 2002, concurrent with the issuance of 17.8 million of our common shares in a public offering, we issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million. Each equity unit initially consists of a forward purchase contract for the company’s common stock (maturing in 2005), and an unsecured $50 senior note of the company (maturing in 2007). Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. The forward contract requires the investor to purchase, for $50, a variable number of shares of our common stock on the settlement date of August 16, 2005. The $46 million present value of the forward contract fee payments was recorded as a reduction to our reported common shareholders’ equity in 2002. The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering. Had the settlement date been December 31, 2003, we would have issued approximately 15 million common shares based on the average trading price of our common stock immediately prior to that date. The majority of proceeds from the offering were contributed as capital to our insurance underwriting subsidiaries, with the balance being used for general corporate purposes.

Commercial Paper—We maintain an $800 million commercial paper program with $600 million of back-up liquidity, consisting entirely of bank credit agreements. Interest rates on commercial paper issued in 2003 ranged from 1.1% to 1.5%, in 2002 the range was 1.4% to 2.1%; and in 2001 the range was 1.1% to 6.7%.

Nuveen Investments’ Debt—In September 2003, Nuveen Investments issued $300 million of 4.22% notes in a private placement. The notes mature in 2008. A portion of the proceeds was used to refinance existing debt and repay a $105 million loan from The St. Paul. The remainder will be used for Nuveen Investments’ general corporate purposes. The $302 million carrying value of Nuveen Investments’ newly-issued debt in the foregoing table included the unamortized gains from the cancellation of prior interest rate swap transactions in connection with the private placement, as well as unamortized private placement debt issue costs. Nuveen Investments’ debt at December 31, 2002 consisted of borrowings outstanding under its revolving bank line of credit. At December 31, 2002, the weighted average interest rate on debt outstanding under the bank line of credit was approximately 2.0%.

7.875% Senior Notes—In April 2000, we issued $250 million of senior notes due April 15, 2005. Proceeds were used to repay commercial paper debt and for general corporate purposes.

8.125% Senior Notes—Also in April 2000, we issued $250 million of senior notes due April 15, 2010. Proceeds were used to repay commercial paper debt and for general corporate purposes.

Zero Coupon Convertible Notes—The zero coupon convertible notes mature in 2009, but were redeemable beginning in 1999 for an amount equal to the original issue price plus accreted original issue discount. In addition, on March 3, 1999 and March 3, 2004, the holders of the zero coupon convertible notes had/have the right to require us to purchase their notes for the price of $640.82 and $800.51, respectively, per $1,000 of principal amount due at maturity.

7 1/8% Senior Notes—The 7 1/8% senior notes mature on June 1, 2005.

Variable Rate Borrowings—A number of our real estate entities are parties to variable rate loan agreements aggregating $64 million. The borrowings mature in the year 2030, with principal paydowns starting in the year 2006. The interest rate is set weekly by a third party, and was 1.65% at December 31, 2003 and 2.05% at December 31, 2002.

Interest Rate Swap Agreements—At December 31, 2003 and 2002, we were party to a number of interest rate swap agreements with a total notional amount of $730 million related to several of our outstanding debt issues. The net effect of the swaps was to reduce our interest expense in 2003 and 2002 by $32 million and $21 million, respectively. The aggregate fair values of these swap agreements at December 31, 2003 and 2002 were assets of $46 million and $65 million, respectively. The fair value of these swap agreements is recorded on our balance sheet as an increase to other assets and a corresponding increase to debt, with the statement of operations impacts offsetting.

Interest Expense—Our net interest expense on debt was $187 million in 2003, $112 million in 2002 and $110 million in 2001. The 2003 total included interest expense on the debt related to the five preferred security trusts no longer included in our consolidated financial statements.

Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2004, $55 million; 2005, $429 million; 2006, $59 million; 2007, $1,015 million; and 2008, $450 million.

Debt Covenant Compliance—We were in compliance with all provisions of our debt covenants as of December 31, 2003 and 2002.

Fair Value of Debt Obligations—The fair value of our commercial paper approximated its book value because of its short-term nature. The fair value of our variable rate borrowings approximated their book values due to the floating interest rates of these instruments. For our other debt, which has longer terms and fixed interest rates, our fair value estimate was based on current interest rates available on debt securities in the market that have terms similar to ours.

Preferred Shareholders’ Equity

The preferred shareholders’ equity on our balance sheet represents the par value of preferred shares outstanding that we issued to our Stock Ownership Plan (“SOP”) Trust, less the remaining principal balance on the SOP Trust debt. The SOP Trust borrowed funds from a U.S. underwriting subsidiary to finance the purchase of the preferred shares, and we guaranteed the SOP debt.

The SOP Trust may at any time convert any or all of the preferred shares into shares of our common stock at a rate of eight shares of common stock for each preferred share. Our Board of Directors has reserved a sufficient number of our authorized common shares to satisfy the conversion of all preferred shares issued to the SOP Trust and the redemption of preferred shares to meet employee distribution requirements. Upon the redemption of preferred shares, we will issue shares of our common stock to the trust to fulfill the redemption obligations.

Common Shareholders’ Equity

Common Stock and Reacquired Shares—We are governed by the Minnesota Business Corporation Act. All authorized shares of voting common stock have no par value. Shares of common stock reacquired are considered unissued shares. The number of authorized shares of the company is 480 million.

We reacquired approximately 13 million of our common shares in 2001 for a total cost of $589 million. We reduced our capital stock account and retained earnings for the cost of these repurchases. Share repurchases in 2003 and 2002 were minimal, primarily related to stock incentive plans.

Issuance of Common Shares—In July 2002, we sold 17.8 million of our common shares in a public offering for gross consideration of $431 million, or $24.20 per share.

A summary of our common stock activity for the last three years is as follows.

Years ended December 31	2003	2002	2001
Shares outstanding at beginning of year	226,798,457	207,624,375	218,308,016
Shares issued:
Public offering	—	17,825,000	—
Stock incentive plans and other	1,209,409	1,035,326	2,012,533
Conversion of preferred stock	430,480	331,513	287,442
Reacquired shares	(45,132)	(17,757)	(12,983,616)
Shares outstanding at end of year	228,393,214	226,798,457	207,624,375

Undesignated Shares—Our articles of incorporation allow us to issue five million undesignated shares. The Board of Directors may designate the type of shares and set the terms thereof. The Board designated 1,450,000 shares as Series B Convertible Preferred Stock in connection with the formation of our Stock Ownership Plan.

Dividend Restrictions—We primarily depend on dividends from our subsidiaries to pay dividends to our shareholders, service our debt, and pay expenses. St. Paul Fire and Marine Insurance Company (“Fire and Marine”) is our lead U.S. property-liability underwriting subsidiary and its dividend paying capacity is limited by the laws of Minnesota, its state of domicile. Business and regulatory considerations may impact the amount of dividends actually paid. Approximately $774 million will be available to us from payment of ordinary dividends by Fire and Marine in 2004. Any dividend payments beyond the $774 million limitation would require prior approval of the Minnesota Commissioner of Commerce. Fire and Marine’s ability to receive dividends from its direct and indirect underwriting subsidiaries is subject to restrictions under the laws of their respective states or other jurisdictions of domicile. During 2003, we received dividends in the form of cash and securities of $625 million from our U.S. underwriting subsidiaries. We received no cash dividends from our U.S. property-liability underwriting subsidiaries in 2002. In 2001, we received dividends in the form of cash and securities of $827 million from Fire and Marine.

11   Acquisitions & Divestitures

Acquisitions

In May 2003, we purchased the right to seek renewal of several lines of insurance business previously underwritten by Kemper Insurance Companies. The initial payment for this right was recorded as an intangible asset (characterized as renewal rights) and is being amortized on an accelerated basis over four years. The portfolio of business involved in this transaction included the following lines: technology, small commercial, middle market commercial, inland and ocean marine, and architects’ and engineers’ professional liability. We did not assume any past liabilities with this purchase; however, we will be obligated to make an additional payment in June 2004 based on the amount of premium volume we ultimately renew during the twelve month period subsequent to this purchase. We believe it is unlikely that any additional payment would exceed $30 million. At December 31, 2003, we had accrued $10 million toward this additional obligation, recorded in “Other liabilities.”  Our consolidated gross written premiums for the year ended December 31, 2003 included approximately $280 million attributable to business underwritten as a result of this purchase of renewal rights, the majority of which were included in our Commercial Lines segment.

Professional and Financial Risk Practice (“ProFin”) Business—In December 2002, we purchased the right to seek renewal of the financial and professional services business previously underwritten by Royal & SunAlliance (“RSA”), without assuming past liabilities. This business represents approximately $125 million in expiring premium. The nominal cost of the acquisition was recorded as an intangible asset (characterized as renewal rights) and will be amortized on an accelerated basis over four years.

St. Paul Guarantee—In March 2002, we completed our acquisition of London Guarantee Insurance Company (now operating under the name “St. Paul Guarantee”), a Canadian specialty property-liability insurance company focused on providing surety products and management liability, bond, and professional indemnity products. The total cost of the acquisition was approximately $80 million. The preliminary allocation of this purchase price resulted in $20 million of goodwill and $37 million of other intangible assets. We recorded $13 million of the goodwill and $26 million of the intangible assets (characterized as present value of future profits) in our Surety & Construction segment, with the remaining $7 million of goodwill and $11 million of the intangible assets in our International and Lloyd’s segment. The intangible asset is being amortized on an accelerated basis over eight years. The acquisition was funded through internally generated funds.

St. Paul Guarantee’s assets and liabilities were included in our consolidated balance sheet beginning June 30, 2002, and the results of their operations since the acquisition date were included in our consolidated statements of operations for the twelve months ended December 31, 2002. St. Paul Guarantee produced net written premiums of $57 million and an underwriting loss of $6 million since the acquisition date. In the fourth quarter of 2002 we made a purchase accounting adjustment related to our deferred tax assumptions, which decreased goodwill by $2 million.

Fireman’s Fund Surety Business—In December 2001, we purchased the right to seek to renew surety bond business previously underwritten by Fireman’s Fund Insurance Company (“Fireman’s Fund”), without assuming past liabilities. We paid Fireman’s Fund $10 million in 2001 for this right, which we recorded as an intangible asset and which we are amortizing on an accelerated basis over nine years. Based on the volume of business renewed during 2002, we made a modest additional payment to Fireman’s Fund in the first quarter of 2003. That amount was also recorded as an intangible asset and is being amortized on an accelerated basis over the remaining life of the intangible asset.

Penco—In January 2001, we acquired the right to seek to renew a book of municipality insurance business from Penco, a program administrator for Willis North America Inc., for total consideration of $3.5 million, without assuming past liabilities. We recorded that amount as an intangible asset and are amortizing it on an accelerated basis over five years.

NWQ Investment Management Company, Inc.—In August 2002, Nuveen Investments purchased NWQ Investment Management Company, Inc. (“NWQ”), a Los Angeles-based equity management firm, with approximately $6.9 billion in assets under management at the time of acquisition. The cost of the acquisition consisted of $120 million paid at closing and up to an additional $20 million payable over five years. As of December 31, 2003, Nuveen Investments had $133 million recorded for goodwill and $19 million for the intangible asset, net of accumulated amortization, related to NWQ. The intangible asset relates to customer relationships and is being amortized over nine years.

Symphony Asset Management—In July 2001, Nuveen Investments purchased Symphony Asset Management, LLC (“Symphony”), an institutional investment manager based in San Francisco, with approximately $4 billion in assets under management at the time of acquisition. The 2001 preliminary allocation of the $208 million purchase price resulted in $151 million recorded as goodwill and $53 million recorded as other intangible assets. In 2002, Nuveen Investments made a purchase accounting adjustment due to a revision in the valuation of Symphony, which resulted in a $9 million decrease in the intangible recorded and a corresponding increase in the goodwill recorded. As of December 31, 2003, Nuveen Investments had $158 million recorded for goodwill and $39 million for net intangibles related to Symphony. The majority of the intangible assets related to customer relationships that are being amortized over approximately 20 years.

Divestitures

In December 2003, we completed the sale of Camperdown UK Limited, one of our Lloyd’s corporate names and the vehicle for our participation on the 2003 and prior year of account, to Foltus Investments Limited. We recognized a $2 million pretax gain on this transaction. At Lloyd’s, we underwrite business through a single syndicate (“Syndicate 5000”) for which we provide 100% of the capital. In 2003, Fire and Marine entered into a 100% quota share reinsurance agreement directly with Syndicate 5000 that in effect transferred Syndicate 5000’s underwriting results for the 2003 year of account to Fire and Marine. In order to continue our ongoing operations at Lloyd’s, we activated two corporate names that will be used for 2004 and future years of account to underwrite Syndicate 5000 business.

In October 2003, we sold our subsidiary, Octagon Risk Services, Inc., a claim management and consulting services company, for proceeds of approximately $30 million. We recorded a pretax gain of $5 million on the sale.

In the third quarter of 2003, we sold our subsidiary Botswana Insurance Company Ltd. for total proceeds of $11 million, and recorded a pretax loss of less than $1 million.

In 2002, we sold our insurance operations in Spain, Argentina and, in Mexico, all of our operations except our surety business. Proceeds from these sales totaled $29 million and we recorded a pretax gain of $4 million related to the sales.

Material guarantees or indemnifications provided as part of these sales are discussed in Note 16 Commitments, Contingencies and Guarantees.

12   Variable Interest Entities

FIN 46(R)—In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was replaced in December 2003 (“FIN 46(R)”). FIN 46(R), along with its related interpretations, requires consolidation of all “variable interest entities” (“VIE”) by the “primary beneficiary,” as these terms are defined in FIN 46(R). We began applying the consolidation requirements for new VIEs in the first quarter of 2003. For VIEs created before January 31, 2003, the effective date of adoption was deferred until the first interim or annual period ending after December 15, 2003 (for us, the first quarter of 2004), but early and partial adoption were permitted.

We chose to partially adopt FIN 46(R) under the early adoption provisions in 2003, which resulted in us consolidating certain entities (summarized below) that we had not previously consolidated. We are still evaluating the implications of FIN 46(R) on our participation in various Lloyd’s underwriting syndicates. Upon partial adoption, we recorded a loss of $21 million (net of a deferred tax benefit of $3 million) in our consolidated statement of operations in 2003, classified as a “cumulative effect of accounting change” and representing the cumulative impact of FIN 46(R) on periods prior to the July 1, 2003 date of partial adoption.

The entities that we consolidated (or deconsolidated, with respect to the preferred securities of trusts) under our partial adoption of FIN 46(R) were as follows.

•       Investment—We hold an investment in an insurance company that provides insurance coverage to markets in Baltimore and Washington D.C. Our investment includes a substantial majority of the company’s convertible preferred stock, but none of its voting common stock. As a result of our economic interest in the entity, we have the majority exposure to variability through our preferred stock ownership and a loan to the company, both of which are considered variable interests as defined in FIN 46(R). Accordingly, we began consolidating this entity in the third quarter. The carrying value of this investment at December 31, 2003 was approximately $4 million.

•       Municipal Trusts—We own interests in various municipal trusts that were formed for the purpose of allowing us to more flexibly generate investment income in a manner consistent with our investment objectives and tax position. As of September 30, 2003, there were 36 such trusts, which held a combined total of $450 million in municipal securities, of which eight had not been included in our consolidated financial statements prior to our adoption of FIN 46(R) because we did not hold majority ownership in them. However, we do have the majority exposure to variability for these trusts. Therefore, we consolidated these eight trusts in 2003. The combined carrying value of these trusts at December 31, 2003 was $366 million.

•       Venture Capital Entities—In our venture capital investment portfolio, we have numerous investments in small- to medium-sized companies, in which we have variable interests through stock ownership and, in some cases, loans. All of these investments are held for the purpose of generating investment returns, and the companies in which we invest span a variety of business sectors, including technology, telecommunications and healthcare. As a result of our review of this portfolio, we identified three entities that we are now consolidating under the provisions of FIN 46(R). The combined carrying value of these entities at December 31, 2003 was $(5) million.

•       Mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the company (“Preferred Securities”)—These securities had a carrying value of $897 million, and prior to September 30, 2003 were classified as a separate line on our balance sheet between liabilities and shareholders’ equity. These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and the securities were fully guaranteed by us. At September 30, 2003, we reclassified these securities to “Debt” in the liability section of our Consolidated Balance Sheet, as newly required under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which generally required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In the fourth quarter of 2003, we determined that the provisions of FIN 46(R) applied to the trusts that issued these securities, and as a result we deconsolidated the trusts for financial reporting purposes. The debt we issued to these trusts, previously eliminated in the consolidation of our financial results, is now included in the “Debt” section of liabilities on our consolidated balance sheet. The net impact of de-consolidating these trusts was to increase our reported debt liabilities outstanding by $928 million and eliminate the $897 million of Preferred Securities issued by the trusts from our consolidated balance sheet. The difference between the two amounts was comprised of the $31 million combined equity interests we held in the deconsolidated trusts.

The consolidation/deconsolidation of the foregoing entities had the net impact of increasing (decreasing) the balance sheet and statement of operations’ captions by the amounts indicated in the following table.

	Investment	Municipal Trust	Preferred Securities	Venture Capital	Total
	(In millions)
Impact of Adoption
Assets	$(14)	$84	$31	$(1)	$100
Liabilities	3	84	31	3	121
Cumulative effect of accounting change	$(17)	$—	$—	$(4)	$(21)
Impact on Results of Operations after Adoption
Premiums earned	$1	$—	$—	$—	$1
Other revenue	—	3	—	2	5
Operating and administrative expenses	2	3	—	2	7
Loss and loss adjustment expenses	1	—	—	—	1

In addition to the foregoing entities that were consolidated pursuant to FIN 46(R), we also hold significant interests in other variable interest entities for which we are not considered to be the primary beneficiary, as follows.

•       We have a significant variable interest in two real estate entities, but we are not considered to be the primary beneficiary. The total carrying value of these entities was approximately $48 million as of September 30, 2003, which also represents our maximum exposure to loss. The purpose of our involvement in these entities is to generate investment returns.

•       We also have certain remaining variable interests in Camperdown UK Limited, an entity that we sold in 2003. We utilized this entity as one of our corporate names and the vehicle for our participation at Lloyd’s for 2003 and prior years of account through a single syndicate (“Syndicate 5000”). Our variable interest results from an agreement to indemnify the purchaser for losses arising out of adverse changes in underwriting, foreign exchange and foreign tax results. The maximum amount of this indemnification obligation is $203 million. In addition, in 2003 we entered into a 100% quota share reinsurance agreement with Syndicate 5000 that in effect transferred Syndicate 5000’s underwriting results for the 2003 year of account to us.

13   Retirement Plans

Defined Benefit Pension Plans—We maintain funded defined benefit pension plans for most of our employees. These plans provide benefits under three retirement benefit formulas: a traditional pension formula, a cash balance pension formula and a cash balance retiree health formula. For those employees who are in the traditional pension formula, benefits are based on years of service and the employee’s compensation while employed by the company. Pension benefits generally vest after five years of service.

For those employees covered under the cash balance pension formula, we maintain a cash balance pension account to measure the amount of benefits payable to an employee. For each plan year an employee is an active participant, the cash balance pension account is increased for pay credits and interest credits. Pay credits are calculated based on age, vesting service and actual pensionable earnings, and added to the account on the first day of the next plan year. Interest credits are added at the end of each calendar quarter. These benefits vest after five years of service. If an employee is vested under the cash balance formula when their employment with us ends, they are eligible to receive the formula amount in their cash balance pension account.

The traditional pension plan and cash balance pension formulas were amended effective January 1, 2003, which reduced the projected benefit obligation by $84 million at December 31, 2002. In addition, the postretirement medical plan was amended effective January 1, 2003. As a result, postretirement life insurance coverage was eliminated for active employees, and employees who were not within five years of retirement eligibility were switched to the cash balance retiree health formula from the traditional postretirement healthcare benefit plan. These actions reduced the accumulated postretirement benefit obligation by $22 million.

Our pension plans are noncontributory. This means that employees do not pay anything into the plans. Our funding policy is to contribute amounts at least sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act that can be deducted for federal income tax purposes. This may result in no contribution being made in a particular year.

Our pension plan measurement date is December 31.

We maintain noncontributory, unfunded pension plans to provide certain company employees with pension benefits in excess of limits imposed by federal tax law. These unqualified pension plans are not material and are not included in the tables that follow.

Postretirement Benefits Other Than Pensions—We provide certain health care and life insurance benefits for retired employees (and their eligible dependents), who are in the traditional formula. We currently anticipate that most covered employees will become eligible for these benefits if they retire while working for us. The cost of these benefits is shared with the retiree. The benefits are generally provided through our employee benefit trust, to which periodic contributions are made to cover benefits paid during the year. We accrue postretirement benefits expense during the period of the employee’s service.

For those employees covered under the cash balance retiree health formula, we maintain a cash balance retiree health account (“health account”) to measure the amount of benefits payable to an employee. For each plan year an employee is an active participant, the health account is increased for pay credits and interest credits. Pay credits are calculated based on pensionable earnings up to the Social Security taxable wage base for the plan year and added to the health account on the first day of the next plan year. Interest credits are added at the end of each calendar quarter.

These benefits vest after five years of service. If an employee is vested under the cash balance formula when their employment with us ends, they are eligible to receive the amount in their health account. Our obligations under this plan are accounted for under, and included in the 2003 results of, the defined benefit pension plan.

The following tables provide a reconciliation of the changes in the plans’ portion of the SPC Plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2003, and a statement of the funded status as of December 31, 2003 and 2002.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	($ in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,018	$1,013	$232	$211
Service cost	25	39	2	5
Interest cost	67	69	17	18
Plan amendment	—	(84)	(3)	(22)
Actuarial loss	90	48	53	45
Foreign currency exchange rate change	6	4	—	—
Benefits paid	(109)	(79)	(17)	(16)
Curtailment loss (gain)	(2)	8	—	(9)
Benefit obligation at end of year	$1,095	$1,018	$284	$232
Change in plan assets
Fair value of plan assets at beginning of Year	$1,045	$1,048	$27	$24
Actual return on plan assets	189	(86)	1	3
Foreign currency exchange rate change	6	4	—	—
Employer contribution	36	158	17	16
Benefits paid	(109)	(79)	(17)	(16)
Fair value of plan assets at end of year	$1,167	$1,045	$28	$27
Funded status (at December 31)	$72	$26	$(256)	$(205)
Unrecognized prior service benefit	(75)	(83)	(19)	(20)
Unrecognized net actuarial loss	421	468	105	57
Prepaid (accrued) benefit cost	$418	$411	$(170)	$(168)

The accumulated benefit obligation for all defined benefit pension plans was $1.08 billion and $994 million at December 31, 2003 and 2002, respectively.

The following table provides the components of our net periodic benefit cost for the years 2003, 2002 and 2001.

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(In millions)
Components of net periodic benefit cost:
Service cost	$25	$39	$35	$2	$5	$4
Interest cost	67	69	67	17	18	15
Expected return on plan assets	(88)	(104)	(122)	(2)	(2)	(2)
Amortization of transition asset	—	—	(1)	—	—	—
Amortization of prior service benefit	(8)	—	(3)	(4)	—	—
Recognized net actuarial loss	36	13	4	6	3	—
Net periodic benefit cost (income)	32	17	(20)	19	24	17
Curtailment loss (gain)	(2)	9	17	—	(9)	(17)
Net periodic benefit cost (income) after curtailment	$30	$26	$(3)	$19	$15	$—

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 are as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	7.00%	6.75%	6.50%	7.00%	7.25%
Expected long-term return on plan assets	8.50%	10.00%	10.00%	6.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	4.00%	4.00%

The expected long-term rate of return on plan assets for our U.S. plans only, is estimated based on the plan’s actual historical return results, the expected allocation of plan assets by investment class, market conditions and other relevant factors. We evaluate only whether the actual allocation has fallen within an expected range, and we then evaluate actual asset returns in total, rather than by asset class, giving consideration to the fact that our equity investments have a higher volatility than our other investment classes, which is consistent with the market in general.

A health care inflation rate of 8.00% in 2003 was assumed to remain the same in 2004, decrease one percent annually to 5% in 2007 and then remain at that level. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In millions)
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	25	(20)

Our U.S. and foreign pension plans weighted-average asset allocations at December 31, 2003, and our U.S. pension plans only at December 31, 2002 by asset category are as follows:

	Plan Assets at December 31
Asset Category	2003	2002
Equity securities	62%	45%
Debt securities	27%	31%
Cash	9%	22%
Other	2%	2%

Our U.S. pension plan assets are invested in a prudent manner for the exclusive benefit of the plan participants and beneficiaries. The investment horizon is long-term; therefore the assets of the plan are intended, over time, to satisfy the benefit obligations under the plan. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The asset mix guidelines have been established and are reviewed quarterly. These guidelines are intended to serve as tools to facilitate the investment of plan assets to maximize long-term total return and the ongoing oversight of the plan’s investment performance. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and

non-U.S. stocks. Other assets such as partnerships and real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through daily and monthly investment portfolio review, annual liability measurements, and periodic asset/liability studies.

Our U.S. pension plans’ weighted-average target asset allocations at December 31, 2003, and 2002, by asset category are as follows:

Plan Assets at December 31
Asset Category	2003	2002
Equity securities	30-70%	30-70%
Debt securities	30-70%	30-70%
Cash	0-10%	0-10%
Other	0-10%	0-10%

Equity securities include 804,035 shares of our common stock with a market value of $32 million and $27 million at December 31, 2003 and 2002, respectively.

Our U.S. pension plans total fair value of plan assets as of December 31, 2003 and 2002 are $1.096 billion and $992 million, respectively. Our U.S. pension plans 2003 expected long-term rate of return on assets is 8.50%.

Our other postretirement benefit plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2003	2002
Debt securities	97%	88%
Cash	3%	12%

We do not expect to contribute to our pension plan or our postretirement benefit plan in 2004.

Our unqualified pension plan had a pretax accumulated benefit obligation in excess of the recorded accrued pension cost totaling $6 million at December 31, 2003. As a result, we accrued an additional minimum liability of $4 million (after-tax) in the fourth quarter, with an offsetting reduction to other comprehensive income in common shareholders’ equity.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. This act introduces prescription drug coverage under Medicare for Medicare-eligible retirees beginning in 2006 as well as a federal subsidy to certain sponsors of retiree health care plans. We anticipate that the benefits we pay after 2006 will be lower as a result of the new Medicare provisions. However, the retiree medical obligations reported at December 31, 2003 do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions’ impact is permitted by Financial Accounting Standards Board Staff Position 106-1 as a result of open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. We chose to defer the implementation of the Act pending the issuance of final accounting guidance from the Financial Accounting Standards Board. The final accounting guidance could require changes to previously reported information. We will monitor the FASB deliberations and account for the Act based on the pronouncement expected to be issued.

Stock Ownership Plan

As of January 1, 1998, the Preferred Stock Ownership Plan (“PSOP”) and the Employee Stock Ownership Plan (“ESOP”) were merged into The St. Paul Companies, Inc. Stock Ownership Plan (“SOP”). The plan allocates preferred shares semiannually to those employees participating in our Savings Plus Plan. Under the SOP, we match 100% of employees’ contributions up to a maximum of 6% of their salary. We also allocate preferred shares equal to the value of dividends on previously allocated shares.

To finance the preferred stock purchase for future allocation to qualified employees, the SOP (formerly the PSOP) borrowed $150 million at 9.4% from our primary U.S. underwriting subsidiary. As the principal and interest of the trust’s loan is paid, a pro rata amount of our preferred stock is released for allocation to participating employees. Each share of preferred stock pays a dividend of $11.72 annually and is currently convertible into eight shares of our common stock. Preferred stock dividends on all shares held by the trust are used to pay a portion of this SOP obligation. In addition to dividends paid to the trust, we make additional cash contributions to the SOP as necessary in order to meet the SOP’s debt obligation.

The SOP (formerly the ESOP) borrowed funds to finance the purchase of common stock for future allocation to qualified participating U.S. employees. The final principal payment on the trust’s loan was made in 1998. As the principal of the trust loan was paid, a pro rata amount of our common stock was released for allocation to eligible participants. Common stock dividends on shares allocated under the former ESOP are paid directly to participants.

All common shares and the common stock equivalent of all preferred shares held by the SOP are considered outstanding for diluted EPS computations and dividends paid on all shares are charged to retained earnings.

We follow the provisions of Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans,” and related interpretations in accounting for this plan. We recorded expense of $13.8 million, $7.4 million and $0.5 million for the years 2003, 2002 and 2001, respectively.

The following table details the shares held in the SOP.

December 31	2003		2002
(Shares)	Common	Preferred	Common	Preferred
Allocated	4,211,672	563,203	4,753,221	524,233
Committed to be released	—	37,961	—	35,157
Unallocated	—	76,455	—	171,702
Total	4,211,672	677,619	4,753,221	731,092

The SOP allocated 95,246 preferred shares in 2003, 82,383 preferred shares in 2002, and 55,578 preferred shares in 2001. Unallocated preferred shares had a fair market value of $24 million and $47 million at December 31, 2003 and 2002, respectively. The remaining unallocated preferred shares at December 31, 2003 will be released for allocation annually through January 31, 2005.

Any unvested balances under the Plan will immediately vest upon consummation of the Proposed Merger, which constitutes a Change of Control as defined by the Plan.

14   Stock Incentive Plans

We have made fixed stock option grants to certain U.S. and non-U.S.-based employees, as well as outside directors. These grants were considered “fixed” because the measurement date for determining compensation costs was fixed on the date of grant. In the past we have also made variable stock option grants to certain company executives. These were considered “variable” grants because the measurement date was contingent upon future increases in the market price of our common stock. No variable stock options are currently outstanding.

Since the exercise price of our fixed grants equals the market price of our stock on the day they are granted, there generally is no related compensation expense for financial reporting purposes. However, during 2002 and 2001, certain executives’ outstanding options became subject to accelerated vesting and an extended life, under the terms of the Senior Executive Severance Policy or employment agreements, and we recorded compensation cost of $4 million and $16 million, respectively. We have also recorded compensation expense (benefit) associated with our variable options and restricted stock awards of $7 million, $9 million and $(8) million in 2003, 2002 and 2001, respectively.

Fixed Option Grants

U.S.-Based Plans—Our fixed option grants for certain U.S.-based employees and outside directors give these individuals the right, once those grants are vested, to buy our stock at the market price on the day the options were granted. Fixed stock options granted under the stock incentive plan adopted by our shareholders in May 1994 (as subsequently amended and restated) become exercisable no less than one year after the date of grant and may be exercised up to ten years after grant date. Options granted under our option plan in effect prior to May 1994 may be exercised at any time up to 10 years after the grant date. At the end of 2003, approximately 8.9 million shares remained available for grant under our stock incentive plan.

Non-U.S. Plans—In the past we had separate stock option plans for certain employees of our non-U.S. based operations. The options granted under these plans were priced at the market price of our common stock on the grant date. Generally, they can be exercised from three to 10 years after the grant date.

Global Stock Option Plan (“GSOP”)—In the past, we had a separate fixed stock option plan for employees who were not eligible to participate in the U.S. and non-U.S. plans previously described. Options granted to eligible employees under the GSOP were contingent upon the company achieving threshold levels of profitability, and the level of profitability achieved determined the number of options granted. Generally, options granted under this plan can be exercised from three to 10 years after the grant date. Although options were granted under this plan in 2001 and 2000, the company no longer expects to issue grants under this plan.

The following table summarizes the activity for our fixed option plans for the last three years. All grants were made at the market price on the date of grant.

	Option Shares	Weighted Average Exercise Price
Outstanding Jan. 1, 2001	14,310,382	$33.04
Granted	7,333,445	47.29
Exercised	(1,545,214)	31.22
Canceled	(1,824,580)	38.56
Outstanding Dec. 31, 2001	18,274,033	38.36
Granted	4,410,689	43.49
Exercised	(968,813)	29.12
Canceled	(2,694,906)	41.18
Outstanding Dec. 31, 2002	19,021,003	39.62
Granted	3,616,450	31.23
Exercised	(795,086)	27.88
Canceled	(1,105,267)	40.15
Outstanding Dec. 31, 2003	20,737,100	$38.58

The following tables summarize the status of fixed stock options outstanding and exercisable at December 31, 2003.

	Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$18.43-30.48	3,384,165	4.3	$28.44
30.94-31.97	3,495,502	8.6	31.01
32.19-39.88	3,658,948	6.4	35.02
40.10-44.21	4,032,251	7.0	43.79
44.35-48.04	3,073,722	7.4	45.79
48.39-50.44	3,092,512	6.8	48.49
$18.43-50.44	20,737,100	6.8	$38.58

	Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
$18.43-30.48	3,218,084	$28.38
30.94-31.97	333,002	31.63
32.19-39.88	2,865,985	35.14
40.10-44.21	1,483,164	43.21
44.35-48.04	1,500,572	45.51
48.39-50.44	1,844,352	48.50
$18.43-50.44	11,245,159	$37.74

For our fixed option plans the following table summarizes the options exercisable at the end of the last three years and the weighted average fair value of options granted during those years:

	2003	2002	2001
Options exercisable at year-end	11,245,159	7,889,360	5,982,799
Weighted average fair value of options granted during the year	$9.78	$14.02	$14.94

The fair value effect of stock options reported in Note 1 is derived by application of the Black-Scholes option-pricing model. The significant assumptions used during the year in estimating the fair value on the date of the grants are as follows:

	2003	2002	2001
Dividend yield assumption	2.9%	2.9%	3.0%
Expected volatility assumption	35.9%	34.2%	33.8%
Risk-free interest rate assumption	3.7%	4.9%	5.0%
Expected life assumption (in years)	7.0	6.9	6.8

All outstanding unvested options granted in 2003 and prior under our U.S. plans will immediately vest upon consummation of the Proposed Merger, which constitutes a Change in Control as defined by those plans.

Restricted Stock and Deferred Stock Awards

Up to 20% of the 33.4 million shares authorized under our 1994 Stock Incentive Plan may be granted as restricted stock awards. The stock for this type of award is restricted because recipients receive the stock only upon completing a specified objective or period of employment, generally one to five years. The shares are considered issued when awarded, but the recipient does not own and cannot sell the shares during the restriction period. During the restriction period, the recipient receives compensation in an amount equivalent to the dividends paid on such shares. Up to 5.3 million shares were available for restricted stock awards at December 31, 2003.

In 2002 we implemented the Capital Accumulation Plan. Under this plan eligible employees may receive up to 25% of their annual bonus in the form of restricted stock of the company. The company provides a matching contribution of restricted stock at a 10 percent discount from the market price on the date of grant. The restricted stock is generally subject to a two-year vesting period. Participation in this program is voluntary unless an employee’s annualized base pay is greater than $100,000, is not retirement-eligible and will not become retirement-eligible within two years of the date the bonus was paid. The “performance year” to be measured is the current year, with expense being recognized over the subsequent two years. For the 2003 performance year grants, $10.2 million of expense will be recognized over the two-year vesting period, beginning in 2004. For the 2002 performance year grants, $4.4 million of expense will be recognized in 2004.

We also have a Deferred Stock Award Plan for stock awards to non-U.S. employees. Deferred stock awards are the same as restricted stock awards, except that shares granted under the deferred plan are not issued until the vesting conditions specified in the award are fulfilled. Up to 3,000 shares were available for deferred stock awards at December 31, 2003.

Any outstanding unvested restricted shares granted in 2003 and prior under our U.S. Plan will immediately vest upon consummation of the Proposed Merger, which constitutes a Change in Control as defined by the Plan.

Please refer to Note 1 for the Pro Forma information on stock option grants based on the “fair value” method as described in SFAS No. 123.

15   Reinsurance

The primary purpose of our ceded reinsurance program, including the aggregate excess-of-loss coverages discussed below, is to protect us from potential losses in excess of what we are prepared to accept. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event these companies are unable to honor their obligations to us, we will pay these amounts. We have established allowances for possible nonpayment of amounts due to us. At December 31, 2003 and 2002, our provision for uncollectible reinsurance totaled $134 million and $122 million, respectively.

We report balances pertaining to reinsurance transactions “gross” on the balance sheet, meaning that reinsurance recoverables on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

The largest concentration of our total reinsurance recoverables and ceded unearned premiums at December 31, 2003 and 2002 was with General Reinsurance Corporation (“Gen Re”). Gen Re (with approximately 17% and 19% of our recoverables at the end of 2003 and 2002, respectively) is rated “A+ +” by A.M. Best, “Aaa” by Moody’s and “AAA” by Standard & Poor’s for its financial strength. Approximately 6% of our reinsurance recoverables and ceded unearned premiums at December 31, 2003 were with Platinum Underwriters Holdings, Ltd.

Approximately 94% of our domestic reinsurance recoverable balances at December 31, 2003 were with reinsurance companies having financial strength ratings of A- or higher by A.M Best or Standard & Poor’s, were from state sponsored facilities or reinsurance pools, or were collateralized reinsurance programs associated with certain of our insurance operations. We have an internal credit security committee, which uses a comprehensive credit risk review process in selecting our reinsurers. This process considers such factors as ratings by major ratings agencies, financial condition, parental support, operating practices, and market news and developments. The credit security committee convenes quarterly to evaluate these factors and take action on our approved list of reinsurers, as necessary.

Aggregate Excess-of-Loss Reinsurance Treaties—In 2001, we entered into two aggregate excess-of-loss reinsurance treaties. Under the terms of the reinsurance treaties, we transferred, or “ceded,” insurance losses and loss adjustment expenses to our reinsurers, along with the related written and earned premiums. One of these treaties was corporate-wide, with coverage triggered when our insurance losses and LAE across all lines of business reached a certain level, as prescribed by terms of the treaty. We did not cede any losses to the corporate treaty in 2001, but we recorded a $34 million net detriment in 2001 related to a similar treaty we were party to in 2000, primarily due to adjustments for cessions made in 2000.  We were not party to such a treaty in 2003 or 2002. Our reinsurance operation was party to a separate aggregate excess-of-loss treaty in 2002 and 2001. The results of our reinsurance operation in 2002 and 2001 included a $34 million detriment and a $159 million benefit, respectively, related to those treaties. The detriment in 2002 primarily resulted from the commutation of a portion of the 2001 treaty. We did not cede any losses to our reinsurance operations’ 2002 excess-of-loss treaty. The 2001 benefit resulted from losses ceded to the 2001 treaty.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows (including the impact of the reinsurance treaties).

Years ended December 31	2003	2002	2001
	(In millions)
Premiums Written
Direct	$8,394	$7,585	$7,135
Assumed	1,495	2,117	2,874
Ceded	(2,349)	(2,565)	(2,114)
Net premiums written	$7,540	$7,137	$7,895
Premiums Earned
Direct	$7,978	$7,569	$6,656
Assumed	1,515	2,321	2,851
Ceded	(2,454)	(2,388)	(2,098)
Net premiums earned	$7,039	$7,502	$7,409
Insurance Losses and Loss Adjustment Expenses
Direct	5,329	$6,955	$6,876
Assumed	1,076	1,354	3,952
Ceded	(1,217)	(2,314)	(3,349)
Net insurance losses and loss adjustment expenses	$5,188	$5,995	$7,479

16   Commitments, Contingencies and Guarantees

Commitments

Investment Commitments—We have long-term commitments to fund venture capital investments totaling $792 million as of December 31, 2003. Of that amount, approximately $501 million of commitments are to fund investments in St. Paul Venture Capital VI, LLC (“Fund VI”), one of our

venture capital investment subsidiaries. Additional amounts have been committed to fund new and existing investments in partnerships and certain other venture capital entities. Our future obligations as of December 31, 2003 are estimated as follows.

Year	Fund VI	New Partnerships	Existing Partnerships	Total
2004	$165	$20	$23	$208
2005	150	60	17	227
2006	80	50	15	145
2007	50	50	11	111
2008	40	30	4	74
Thereafter	16	10	1	27
Total	$501	$220	$71	$792

Generally, we expect that our obligations to make the capital contributions listed in the table above will be largely funded by distributions we receive from our venture capital investments. The maximum amount of new capital we are obligated to contribute to satisfy those obligations to Fund VI in any calendar year without receiving any offsetting distributions from our venture capital operation is $250 million and, on a cumulative basis over the life of Fund VI, no more than $325 million. In addition, we can elect to discontinue funding Fund VI at any time. If we do so, we must contribute $250 million (not reflected in the table above) to a termination fund and pay certain termination and management fees. Alternatively, once 70% of the Fund VI capital has been committed, we must elect either to commit a material amount of additional capital to a new venture capital fund or agree to contribute an additional $150 million (not reflected in the table above) to Fund VI.

Letters of Credit—In the normal course of business, we enter into letters of credit as collateral, as required in certain of our operations. As of December 31, 2003, we had entered into letters of credit with an aggregate face value of $944 million.

Lease Commitments—A portion of our business activities is conducted in rented premises. We also enter into leases for equipment, such as office machines and computers. Our total rental expense was $96 million in 2003, $86 million in 2002 and $83 million in 2001. Certain leases are noncancelable, and we would remain responsible for payment even if we stopped using the space or equipment. On December 31, 2003, the minimum rents for which we would be liable under these types of leases are as follows: $113 million in 2004, $89 million in 2005, $76 million in 2006, $67 million in 2007, $60 million in 2008 and $102 million thereafter. We are also the lessor under various subleases on our office facilities. The minimum rentals to be received under noncancelable subleases are as follows:  $19 million in 2004, $16 million in 2005, $15 million in 2006, $12 million in 2007, $12 million in 2008 and $14 million thereafter.

Acquisition of Symphony—As of December 31, 2003, our asset management subsidiary, Nuveen Investments, Inc., may be required to make additional payments of up to $121 million related to their acquisition of Symphony, based on Symphony reaching specified performance and growth targets. Any future payments will be recorded as additional goodwill.

Acquisition of Renewal Rights—In May 2003, we entered into a contingent consideration agreement as part of our purchase price of the right to seek to renew certain business from Kemper Insurance Companies (“Kemper”). We are obligated to make an additional payment in June 2004 based on the amount of premium volume we ultimately renew during the twelve months subsequent to this purchase. We believe it is highly unlikely that any additional payment would exceed $30 million. At December 31, 2003, we had accrued $10 million toward this additional obligation, recorded in “Other liabilities.”

Sale of Minet—In May 1997, we completed the sale of our insurance brokerage operation, Minet, to Aon Corporation. We agreed to indemnify Aon against any future claims for professional liability and other specified events that occurred or existed prior to the sale. We monitor our exposure under these claims on a regular basis. We believe reserves for reported claims are adequate, but we do not have information on unreported claims to estimate a range of additional liability. We purchased insurance to cover a portion of our exposure to such claims. Under the sale agreement, we also committed to pay Aon commissions representing a minimum level of annual reinsurance brokerage business through 2012. The maximum annual amount payable to Aon related to that commitment is $20 million. We also have commitments under lease agreements through 2015 for vacated space (included in our lease commitment totals above), as well as a commitment to make payments to a former Minet executive.

Sale of Camperdown UK—In December 2003, we sold our London subsidiary, Camperdown UK. As part of that sale, we have agreed to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $203 million, and is included in the total “sales of business entities” reported below. We recorded a fair value of $24 million in “Other liabilities” for this indemnification. All other guarantees related to this sale are also included in the total “sales of business entities” reported below. At Lloyd’s, we underwrite business through a single syndicate (“Syndicate 5000”) for which we provide 100% of the capital. In 2003, Fire and Marine entered into a 100% quota share reinsurance agreement directly with Syndicate 5000 that in effect transferred Syndicate 5000’s underwriting results for the 2003 year of account to Fire and Marine.

Joint Ventures—Our subsidiary, Fire and Marine, is a party to five separate joint ventures, in each of which Fire and Marine is a 50% owner of various real estate holdings and does not exercise control over the joint ventures, financed by non-recourse mortgage notes. Because we own only 50% of the holdings, we do not consolidate these entities and the joint venture debt does not appear on our balance sheet. Our maximum exposure under each of these joint ventures, in the event of foreclosure of a property, is limited to our carrying value in the joint venture, ranging individually from $6 million to $27 million, and cumulatively totaling $58 million at December 31, 2003.

Structured Settlements—Certain settlements of claims under workers’ compensation and other liability policies involve periodic payments to a claimant for a number of years, usually funded through the purchase of an annuity from a third party. As our primary obligation to pay has been transferred to a third party, our historical practice has been to treat all structured settlements as extinguishing our liability to the policyholder, although in some cases we remain contingently liable in the event of any defaults by the companies issuing the annuities. As of December 31, 2003, the outstanding balance of structured settlements for which we remain contingently liable was approximately $1.59 billion.

Legal Matters—In the ordinary course of conducting business, we (and certain of our subsidiaries) have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations, including liability under environmental protection laws and for injury caused by exposure to asbestos products. Plaintiffs in these lawsuits are seeking money damages that in some cases are substantial or extra contractual in nature or are seeking to have the court direct the activities of our operations in certain ways.

Although the ultimate outcome of these matters is not presently determinable, it is possible that the resolution of one or more matters may be material to our results of operations; however, we do not believe that the total amounts that we and our subsidiaries will ultimately have to pay in all of these lawsuits will have a material effect on our liquidity or overall financial position.

The following is a summary of certain litigation matters with contingencies:

•       Asbestos Settlement Agreement—On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company, St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us, with any of MacArthur Company, Western MacArthur Company, and Western Asbestos Company. In January 2004, the U.S. Bankruptcy Court for the Northern District of California issued an order approving the settlement agreement with the MacArthur Companies, and confirming the MacArthur Companies’ proposed plan of reorganization.  See discussion in Note 20.

•       Petrobras Oil Rig Construction—In September 2002, the United States District Court for the Southern District of New York entered a judgment in the amount of approximately $370 million to Petrobras, an energy company that is majority-owned by the government of Brazil, in a claim related to the construction of two oil rigs. One of our subsidiaries provided a portion of the surety coverage for that construction. As a result, we recorded a pretax loss of $34 million ($22 million after-tax) in 2002 in our Surety & Construction business segment. The loss recorded was net of reinsurance and previously established case reserves for this exposure, and prior to any possible recoveries related to indemnity. We continue to actively pursue an appeal of this judgment.

•       Purported Class Action Shareholder Lawsuits—In the fourth quarter of 2002, several purported class action lawsuits were filed against our chief executive officer, our chief financial officer, and us. In the first quarter of 2003, the lawsuits were consolidated into a single action, which makes various allegations relating to the adequacy of our previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seeks unspecified damages and other relief. In the fourth quarter of 2003, we agreed in principle to a settlement, which is subject to certain customary conditions and subject to court approval. If the settlement is consummated, it will result in our payment of an amount that is not material to our results of operations.

•       Boson v. Union Carbide Corp., et al; Abernathy v. Ace American Ins. Co—In 2003, lawsuits were filed in Texas and Ohio against certain of our subsidiaries, and other insurers and non-insurer corporate defendants, asserting liability for failing to warn of the dangers of asbestos. It is difficult to predict the outcome for financial exposure represented by this type of litigation in light of the broad nature of the relief requested and the novel theories asserted. We believe, however, that the cases are without merit and we intend to contest them vigorously. In this regard, we filed special exceptions in all of the Texas cases. In October 2003, a court ruled on the special exceptions in 11 of those cases, dismissing the cases with prejudice. Subsequently, the court dismissed another case on the same grounds. We view these as significant rulings in our favor. The special exceptions in the remaining 50 cases have not yet been ruled upon. We intend to file similar motions to dismiss in the Ohio cases.

•       World Trade Center Litigation—In 2002, we and certain other insurers obtained a summary judgment ruling that the World Trade Center (“WTC”) property loss on September 11, 2001 was a single occurrence. Certain insureds, including the WTC’s leaseholder, appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In September 2003, the U.S. Circuit Court of Appeals for the Second Circuit ruled that under terms of the policy form we used to underwrite property coverage for the WTC, the terrorist attack constituted one occurrence.

•       Farina v. Travelers Property Casualty Corp., et al—A purported class action was recently filed in Connecticut state court against Travelers Property Casualty Corp. and its board of directors alleging that they breached their fiduciary duties to Travelers’ shareholders in connection with the adoption of the merger and the merger agreement with the Company. The complaint seeks injunctive relief as well as unspecified monetary damages. The complaint also names the Company and its subsidiary Adams Acquisition Corp. as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty. We believe this suit is wholly without merit and intend to vigorously defend against it.

Guarantees

Agency Loans—We have provided guarantees for certain agency loans in order to enhance the business operations and opportunities of several of the insurance agencies with which we do business. As of December 31, 2003, these loans had an aggregate outstanding balance of approximately $6 million. We have guaranteed the lending institutions that we will pay up to the entire principal amount outstanding in case of any agency defaults, plus any reasonable costs associated with the default. There are varying terms on the loans, and the guarantees are in place until the loans are paid in full.

Corporate Securities—Through the issuance of our debt securities, we have guaranteed to indemnify the financial institutions against any loss, liability, claim, damage, or expense, including taxes that may arise out of the administration of the debt arrangement. There are no contractual monetary limits placed on these guarantees, and they survive until the applicable statutes of limitation expire.

Venture Capital—Our subsidiary, St. Paul Venture Capital VI, LLC has guaranteed third party loans in the aggregate amount of approximately $1 million. In the event that the borrower would default, St. Paul Venture Capital has guaranteed payment up to the aforementioned limits, plus any costs, fees, and expenses that the lending institution might incur in the administration of the default on the loans. These guarantees are in place until the loans are paid in full.

Swap Agreements—We are party to a number of interest rate swaps. Each party to a standard swap agreement agrees to indemnify the other for tax liabilities that may arise out of the swap transactions. We have no way to value the potential liability or asset that may arise due to these tax issues, and there are no contractual monetary limits placed on these indemnifications.

Platinum Transaction—In connection with the Platinum transaction, (see Note 19) we entered into a series of servicing agreements with Platinum relating to the transfer of our 2002 reinsurance business. Such agreements provide general indemnification obligations on each of the parties with respect to representations, warranties and covenants made under the terms of each of the agreements. Generally, the indemnification obligations of each party are capped at the aggregate of all fees received by each party. These indemnifications survive until the applicable statutes of limitation expire. In addition, we agreed to provide indemnification to Platinum and its subsidiaries, directors and employees for losses incurred due to inaccurate or omitted information in certain sections of the Platinum Registration Statements and Prospectuses used in connection with Platinum’s initial public offering of securities, or the Private Placement Memorandum used in connection with Platinum’s private offering of securities to Renaissance Reinsurance. We also agreed to make certain payments to the underwriters of the Platinum public offerings if Platinum fails to satisfy certain indemnification obligations to them in specified circumstances. Our obligations pursuant to these indemnities have an aggregate limit of $400 million, which amount will be reduced by any payments we make to investors in the public or private offerings. The obligation to indemnify Platinum and its subsidiaries, directors and employees expires on November 1, 2004.

Sales of Business Entities—In the ordinary course of selling business entities to third parties, we have agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of us and/or our subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, premium deficiencies or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitation, or in some cases agreed upon term limitations. As of December 31, 2003, the aggregate amount of our quantifiable indemnification obligations in effect for sales of business entities was $2.2 billion, with a deductible amount of $72 million. The deductible amount represents an aggregate minimum threshold which our obligations must exceed before we would be obligated to make any payments.

In addition, we have agreed to provide indemnification to third party purchasers for certain losses associated with sold business entities that are not limited by a contractual monetary amount. As of December 31, 2003, we had outstanding unlimited indemnification obligations in connection with the sales of certain of our business entities for tax liabilities arising prior to a purchaser’s ownership of an entity, losses arising out of employee matters relating to acts or omissions of such business entity or us prior to the closing, losses resulting out of such sold business entities being deemed part of The St. Paul group prior to their respective sales to third parties for purposes of Internal Revenue Code Section 412 or Title IV of ERISA, and in some cases losses arising from certain litigation and undisclosed liabilities. These indemnification obligations survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

Other—We have guaranteed to indemnify the holders of the mandatorily redeemable trust preferred securities in the event those trusts default. The entire amount of that obligation is included in our consolidated debt obligations.

17   Discontinued Operations

Life Insurance—In September 2001, we completed the sale of our life insurance company, Fidelity and Guaranty Life Insurance Company and its subsidiary, Thomas Jefferson Life (together, “F&G Life”) to Old Mutual plc (“Old Mutual”), for $335 million in cash and $300 million in ordinary shares of Old Mutual. In June 2002, we sold all of the Old Mutual shares we were holding for a total net consideration of $287 million, resulting in a pretax realized loss of $13 million that was recorded as a component of discontinued operations on our statement of operations in 2002. At the time of the sale of the Old Mutual shares, there was a derivative “collar” agreement in place that would have determined any possible adjustment to the original F&G Life sale price one year after the closing date.  The collar was recorded on our balance sheet as an asset and had a fair value of $12 million when we sold our Old Mutual shares. We agreed to terminate the collar at no value as part of the sale of our Old Mutual shares. That $12 million pretax loss was also included in discontinued operations on our statement of operations in 2002.

At the time of the sale of F&G Life in 2001, we recorded a net after-tax loss of $74 million on the sale proceeds. That loss was combined with F&G Life’s results of operations prior to sale for an after-tax loss of $55 million and was included in the reported loss from discontinued operations for the year ended December 31, 2001.

In September 2001, we sold American Continental Life Insurance Company, a small life insurance company we had acquired as part of our MMI purchase, to CNA Financial Corporation. We received cash proceeds of $21 million, and recorded a net after-tax loss on the sale of $1 million.

Standard Personal Insurance—In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (“Metropolitan”). Metropolitan purchased Economy Fire & Casualty Company and subsidiaries (“Economy”), and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations. Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement. We guaranteed the adequacy of Economy’s loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date. Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and would share in any redundancies that developed by September 30, 2002. Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred. At

December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003. We have no other contingent liabilities related to this sale.

Nonstandard Auto Insurance—Prudential purchased our nonstandard auto insurance business marketed under the Victoria Financial and Titan Auto brands for $175 million in cash (net of a $25 million dividend paid by these operations to our property-liability insurance operations prior to closing). We recorded an estimated after-tax loss of $83 million on the sale in 1999, representing the estimated excess of carrying value of these entities at closing date over proceeds to be received from the sale, plus estimated income through the disposal date. This excess primarily consisted of goodwill. We recorded an after-tax loss on disposal of $9 million in 2000, primarily representing additional losses incurred through the disposal date in May, and an additional after-tax loss on disposal of $5 million in 2001, primarily representing tax adjustments made to the sale transaction.

Minet—In 1997, we sold our insurance brokerage operation, Minet Holdings plc (“Minet”) to Aon Corporation. We recorded expenses in discontinued operations in each of the last three years related to the Minet sale. In 2003, the expense recorded primarily represented an adjustment to the tax provision on the sale, whereas the expenses recorded in 2002 and 2001 primarily represented additional funds due Aon pursuant to provisions of the sale agreement.

The following table summarizes our discontinued operations, including our life insurance business, our standard personal insurance business, our nonstandard auto business and our insurance brokerage business, Minet (sold in 1997), for each year in the three-year period ended December 31, 2003.

Years ended December 31	2003	2002	2001
	(In millions)
Operating income, before income taxes	$—	$—	$19
Income tax benefit	—	—	—
Operating income, net of taxes	—	—	19
Loss on disposal, before income taxes	(11)	(42)	(61)
Income tax expense (benefit)	6	(17)	37
Loss on disposal, net of taxes	(17)	(25)	(98)
Loss from discontinued operations	$(17)	$(25)	$(79)

The following table summarizes our total loss from discontinued operations, for each operation sold, for the three-year period ended December 31, 2003.

Years ended December 31	2003	2002	2001
	(In millions)
Life insurance	$—	$(12)	$(55)
Standard personal insurance	(7)	(7)	(13)
Nonstandard auto insurance	—	(3)	(5)
Insurance brokerage	(10)	(3)	(6)
Loss from discontinued operations	$(17)	$(25)	$(79)

18   Restructuring and Other Charges

December 2001 Strategic Review—In December 2001, we announced the results of a strategic review of all of our operations, which included a decision to exit all business underwritten in our Health Care operations, narrow the product offerings of our reinsurance operation, exit certain business at Lloyd’s and cease to underwrite business in several countries where we were unlikely to achieve competitive scale. Related to this strategic review, we wrote off $73 million of goodwill, and we recorded a pretax charge of $62 million, including $46 million of employee-related costs, $9 million of occupancy-related costs,

$4 million of equipment charges and $3 million of legal costs. The $62 million pretax charge was included in “Operating and administrative expenses” in our 2001 statement of operations; with $42 million included in “Property-liability insurance—other” and $20 million included in “Parent company, other operations and consolidating eliminations” in the table titled “Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change” in Note 3 to the consolidated financial statements.

The employee-related costs represent severance and related benefits such as outplacement services to be paid to, or incurred on behalf of, employees to be terminated by the end of 2002. We estimated that a total of approximately 1,200 employees would ultimately be terminated under this action, with approximately 800 employees expected to be terminated by the end of 2002. The remaining 400 employees were not included in the restructuring charge since they would either be terminated after 2002 or were part of one of the operations that was to be sold. Of the total, approximately 650 worked in offices outside the U.S. (some of which have now been closed), approximately 300 worked in our Health Care business (which was exited), and the remaining 250 were spread throughout our domestic operations. A total of 713 of the estimated 800 positions were eliminated. The remaining 87 positions represented employees who found alternate positions within the company or external employment before termination.

The occupancy-related cost represents excess space created by the terminations, calculated by determining the anticipated excess space, by location, as a result of the terminations. The percentage of excess space in relation to the total leased space was then applied to the current lease costs over the remaining lease period. The amounts payable under the existing leases were not discounted, and sublease income was included in the calculation only for those locations where sublease agreements were in place. The equipment costs represent the net book value of computer and other equipment that will no longer be used following the termination of employees and closing of offices. The legal costs represented our estimate of fees to be paid to outside legal counsel to obtain regulatory approval to exit certain states or countries.

The following presents a rollforward of activity related to this accrual.

Charges to earnings:	Original Pre- Tax Charge	Reserve at Dec. 31, 2002	Payments	Adjustments	Reserve at Dec. 31, 2003
	(In millions)
Employee-related	$46	$14	$(4)	$—	$10
Occupancy-related	9	8	(3)	—	5
Equipment charges	4	N/A	N/A	N/A	N/A
Legal costs	3	—	—	—	—
Total	$62	$22	$(7)	$—	$15

Other Restructuring Charges—Since 1997, we have recorded in continuing operations four other restructuring charges related to actions taken to improve our operations.

Related to our April 2000 purchase of MMI, we recorded a charge of $28 million, including $4 million of employee-related costs and $24 million of occupancy-related costs. The employee-related costs represented severance and related benefits such as outplacement counseling to be paid to, or incurred on behalf of, terminated employees. We estimated that approximately 130 employee positions would be eliminated, at all levels throughout MMI, and 119 employees were terminated. The occupancy-related cost represented excess space created by the terminations, calculated by determining the percentage of anticipated excess space, by location, and the current lease costs over the remaining lease period. The amounts payable under the existing leases were not discounted, and sublease income was included in the calculation only for those locations where sublease agreements were in place.

In August 1999, we announced a cost reduction program designed to enhance our efficiency and effectiveness in a highly competitive environment. In the third quarter of 1999, we recorded a pretax charge of $60 million related to this program, including $25 million in employee-related charges related to the termination of approximately 590 employees, $33 million in occupancy-related charges and $2 million in equipment charges.

Late in the fourth quarter of 1998, we recorded a pretax restructuring charge of $34 million. The majority of the charge, $26 million, related to the termination of approximately 500 employees, primarily in our commercial insurance operations. The remaining charge of $8 million related to costs to be incurred to exit lease obligations.

In connection with our merger with USF&G, in the second quarter of 1998 we recorded a pretax charge to net income of $292 million, primarily consisting of severance and other employee-related costs related to the termination of approximately 2,200 positions, facilities exit costs, asset impairments and transaction costs.

All actions have been taken and all obligations have been met regarding these other restructuring charges, with the exception of certain remaining lease commitments. The lease commitment charges related to excess space created by the cost reduction actions. The charge was calculated by determining the percentage of anticipated excess space, by location, and the current lease costs over the remaining lease period. The amounts payable under the existing leases were not discounted, and sublease income was included in the calculation only for those locations where sublease agreements were in place.

We expect to be obligated under certain lease commitments for approximately six years. The following presents a rollforward of activity related to these commitments.

	Pre-tax Charge	Reserve At Dec. 31, 2002	2003 Payments	2003 Adjustments	Reserve At Dec. 31, 2003
	(In millions)
Lease commitments previously charged to earnings	$91	$24	$(9)	$—	$15

19   Transfer of Ongoing Reinsurance Operations to Platinum Underwriters Holdings, Ltd.

On November 1, 2002, we completed the transfer of our continuing reinsurance business (previously operating under the name “St. Paul Re”) and certain related assets, including renewal rights, to Platinum Underwriters Holdings, Ltd. (“Platinum”), a Bermuda company formed in 2002 that underwrites property and casualty reinsurance on a worldwide basis.

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

For business underwritten in the United States and the United Kingdom, until October 31, 2003, Platinum had the right to underwrite specified reinsurance business on our behalf in cases where Platinum was unable to underwrite that business because it had yet to obtain necessary regulatory licenses or approval to do so, or Platinum had not yet been approved as a reinsurer by the ceding company. We entered into this agreement solely as a means to accommodate Platinum through a transition period. Any business written by Platinum on our policy forms during this transition period was fully ceded to Platinum under the quota share reinsurance agreements.

Under the quota share reinsurance agreements with Platinum, we ceded the following amounts to Platinum in 2003.

Year ended December 31, 2003
(In millions)
Net written premiums	$365
Decrease in unearned premiums	(86)
Net earned premiums	451
Incurred losses and loss adjustment expenses	296
Underwriting expenses	106
Net ceded result	$49

The following Platinum-related balances were included in our consolidated balance sheet as of December 31, 2003.

December 31, 2003
(In millions)
Assets:
Reinsurance recoverable—paid losses	$45
Reinsurance recoverable—unpaid losses	487
Ceded unearned premiums	74
Liabilities:
Funds held for reinsurers	15
Ceded premiums payable	164

The transaction resulted in a pretax gain of $29 million and an after-tax loss of $54 million in the year ended December 31, 2002. The after-tax loss was driven by the write-off of approximately $73 million in deferred tax assets associated with previously incurred losses related to St. Paul Re’s United Kingdom-based operations, as well as approximately $10 million in taxes associated with the pretax gain.

Our investment in Platinum is included in “Other Investments.”  The income from our 14% proportionate equity ownership in Platinum is included in our statement of operations as a component of “Net investment income” from the date of closing. Our warrants to purchase additional Platinum shares are carried at their market value ($65 million and $61 million at December 31, 2003 and 2002, respectively), with changes in their fair value recorded as other realized gains or losses in our statement of operations. In 2003 and 2002, we recorded net pretax realized gains of $4 million and $7 million, respectively, related to this option.

20   Asbestos Settlement Agreement

On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company (“USF&G”), St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (collectively, the “USF&G Parties”) with any of MacArthur Company, Western MacArthur Company (“Western MacArthur”), and Western Asbestos Company (“Western Asbestos”) (together, the “MacArthur Companies”).

On March 26, 2002, a trial commenced in the Western MacArthur litigation which was planned to occur in three phases over the course of approximately one year, and which involved complex questions of fact and law. Among the issues to be addressed in the first phase of the trial were the standing of Western MacArthur to recover under Western Asbestos’ policies issued by USF&G (USF&G never insured Western MacArthur and disputed Western Asbestos’ purported assignment of its insurance rights to Western MacArthur) and the existence and terms and conditions of the policies, including the issue of whether the policies contained products hazard coverage and, if so, whether the policies included aggregate limits for products hazard liability. USF&G believed it had, and continues to believe that it has, meritorious defenses to the purported assignments of insurance rights by Western Asbestos to Western MacArthur, which Western MacArthur alleged occurred in the 1967-1970 time period and in 1997, and which were allegedly ratified in 1999. USF&G also believed that it had a strong position that the policies did not contain products hazard coverage, but that even if they did the coveragewas subject to products hazard aggregates, which limited the USF&G Parties’ exposure. As the trial began, the Company believed that it could resolve the case by litigation or settlement within the existing asbestos reserves (gross asbestos reserve totaled $478 million as of December 31, 2001) on the basis of the foregoing defenses, a belief supported by Western MacArthur’s November 1999 settlement of a similar claim brought against another defendant insurer for $26 million. Given the facts and circumstances known by management at the time we filed our annual report on Form 10-K, we believed that our best estimate of aggregate asbestos reserves as of December 31, 2001 made a reasonable provision for Western MacArthur and all other asbestos claims.

The first phase of the trial began on March 26, 2002. During the second quarter of 2002, developments in the trial caused us to reassess our exposure based on the increased possibility of an adverse outcome in the first phase of the litigation. Among the significant developments in the trial between April 1 and May 15, 2002 were evidentiary decisions by the trial judge to exclude evidence favorable to USF&G regarding the assignment issue and to allow into evidence unfavorable evidence regarding other insurers’ policies on the aggregate limits issue, and unexpected adverse testimony on the aggregate limits issue. These developments led us to believe that there was an increased risk that the jury could find that USF&G’s policies did not contain aggregate limits for products hazard claims.

These developments at trial, coupled with general changes in the legal environment affecting the potential liability of insurers for asbestos claims, caused us to engage in more intense settlement discussions at the end of April, in May, and early June of 2002.

As of May 15, 2002, the date on which we filed our Form 10-Q for the quarter ended March 31, 2002, the trial and settlement discussions were ongoing, but the parties to the settlement discussions had been unable to reach agreement on structure, amount and other significant terms. At that time, we were prepared to end settlement discussions based on our continued belief that we could litigate our position and possibly reach a more favorable outcome than a negotiated settlement would provide. In such circumstances, we perceived the possible outcomes as ranging from minimal amounts well within our existing asbestos reserves to unknown higher amounts (potentially higher than the amount in the final settlement agreement, discussed below). Accordingly, we believed that we could not estimate a reasonable range of potential loss for the Western MacArthur claim, and therefore could make no disclosure of such a range. However, at the time we filed such report on Form 10-Q, we believed, based on various adverse developments during the course of the first phase of the trial through May 15, that although the ultimate outcome of the Western MacArthur case was not determinable at that time, it was possible that its resolution could be material to our results of operations, and we made disclosure of this fact in such report. We did not disclose a range of possible outcomes, as we were unable to do so at the time of the filing.

Subsequent to May 15, 2002, there were additional adverse developments at the trial. USF&G’s motions for nonsuit and for reconsideration of prior evidentiary rulings were denied. In light of continued adverse trial developments, the fact that jury deliberations on the first phase of the trial were expected to commence as soon as the second week of June, and in an effort to put its largest known asbestos exposure behind us, we began negotiating a single lump-sum payment settlement with the plaintiffs. Negotiations were intense and ultimately the Company achieved a comprehensive agreement on June 3, 2002, before the completion of the first phase of the jury trial. Importantly, this agreement (which was subject to bankruptcy court approval) not only settled pending claims, it also settled, with possible minor exceptions, all claims that Western MacArthur and its affiliates could possibly have against us and USF&G, including but not limited to the claims made in the pending lawsuit, for a pre-tax liability then estimated at $988 million as described below. The settlement agreement was filed as an exhibit to our Report on Form 8-K dated July 23, 2002. That document includes more detailed information about the settlement agreement.

Pursuant to the provisions of the settlement agreement, on November 22, 2002, the MacArthur Companies filed voluntary petitions under Chapter 11 of the Bankruptcy Code to permit the channeling of all current and future asbestos-related claims solely to a trust to be established pursuant to Section 524(g) of the Bankruptcy Code. Consummation of most elements of the settlement agreement was contingent upon bankruptcy court approval of the settlement agreement as part of a broader plan for the reorganization of the MacArthur Companies (the “Plan”). In January 2004, the U.S. Bankruptcy Court for the Northern District of California issued an order approving the settlement agreement with the MacArthur Companies, and confirming the MacArthur Companies’ proposed plan of reorganization. We are awaiting final confirmation of the Bankruptcy Court order. Final approval of the Plan involves substantial uncertainties that include the resolution of various appeals from the Bankruptcy Court’s order.

The plan of reorganization includes an injunction in favor of The St. Paul against any direct or indirect liability for asbestos-related claims against the MacArthur Companies. Under the injunction, all current and future asbestos-related claims of the MacArthur Companies will be channeled to, and paid solely from, the trust established by the plan. The MacArthur Companies will release the USF&G Parties from any and all asbestos-related claims for personal injury, and all other claims in excess of $1 million in the aggregate, that may be asserted relating to or arising from, directly or indirectly, any alleged coverage provided by any of the USF&G Parties to any of the MacArthur Companies, including any claim for extra contractual relief.

The St. Paul has completed its funding obligations under the 2002 settlement agreement, consisting of payments of $235 million during the second quarter of 2002, and $747 million on January 16, 2003 (including interest). Following final confirmation of the Bankruptcy Court ruling, the escrowed funds will be released to the trust established by the plan for the payment of the MacArthur Companies’ asbestos related claims. The settlement agreement also provided for the USF&G Parties to pay $13 million (which was paid in the second quarter of 2002) and to advance certain fees and expenses incurred in connection with the settlement, bankruptcy proceedings, finalization of the Plan and efforts to achieve approval of the Plan, subject to a right of reimbursement in certain circumstances of amounts advanced.  Up to $175 million of the initial $235 million payment will be paid to counsel for the MacArthur Companies, and persons holding judgments against the MacArthur Companies as of June 3, 2002 and their counsel, and the USF&G Parties will be released from claims by such holders to the extent of $110 million paid to such holders. At least $60 million from the initial payment and the $747 million paid in 2003 would be returned to us if final confirmation of the bankruptcy court ruling does not occur. At December 31, 2003, those payments of $807 million were recorded in both “Other Assets” and “Other Liabilities.”

The $312 million after-tax impact to our net income in 2002 was calculated as follows.

Year ended December 31, 2002
(In millions)
Total cost of settlement	$995
Less:
Utilization of existing IBNR loss reserves	(153)
Net reinsurance recoverables	(370)
Net pretax loss	472
Tax benefit	160
Net after-tax loss	$312

The following table represents a rollforward of asbestos reserve activity in 2002 related to the Western MacArthur matter.

	(In millions)
Net reserve balance related to Western MacArthur at Dec. 31, 2001		$6
Announced cost of settlement:
Utilization of existing asbestos IBNR reserves	$153
Gross incurred impact of settlement during second quarter of 2002	835
Subtotal		988
Less: originally estimated net reinsurance recoverable on unpaid losses		(250)
Adjustments subsequent to announcement:
Change in estimate of loss adjustment expenses	7
Change in estimate of net reinsurance recoverable on unpaid losses	(120)
Subtotal		(113)
Payments, net of $75 million of estimated reinsurance recoverables on paid losses		(189)
Net reserve balance related to Western MacArthur at Dec. 31, 2002		$442

Our gross asbestos reserves at December 31, 2002 included $740 million of reserves related to Western MacArthur ($442 million of net reserves after consideration of $295 million of estimated net reinsurance recoverables and $3 million of bankruptcy fees recoverable from others). On January 16, 2003, pursuant to the terms of the settlement agreement, we paid the remaining $740 million settlement amount, plus interest, to the bankruptcy trustee in respect of this matter. At December 31, 2003 our gross asbestos reserves included no material amount related to Western MacArthur.

21   September 11, 2001 Terrorist Attack

As of December 31, 2001, our estimated gross pretax losses and loss adjustment expenses incurred as a result of the terrorist attack that occurred on September 11, 2001 totaled $2.3 billion, with an estimated net pretax operating loss of $941 million. These estimated losses were based on a variety of actuarial techniques, coverage interpretation and claims estimation methodologies, and included an estimate of losses incurred but not reported, as well as estimated costs related to the settlement of claims. Our estimate of losses was originally based on our belief that property-liability insurance losses from the terrorist attack will total between $30 billion and $35 billion for the insurance industry. In 2002, our estimate of ultimate losses was supplemented by our ongoing analysis of both paid and reported claims related to the attack. Our estimate of losses remains subject to significant uncertainties and may change over time as additional information becomes available.

We regularly evaluate the adequacy of our estimated net losses related to the terrorist attack, weighing all factors that may impact the total net losses we will ultimately incur. Based on the results of those regular evaluations, we reallocated certain estimated losses among our property-liability segments in 2003 and 2002. In addition, in 2003, we recorded a $46 million reduction in estimated losses related to the attack. In 2002, we recorded an additional loss provision of $20 million and a $33 million reduction in our estimated provision for uncollectible reinsurance related to the attack.

In 2002, we and other insurers obtained a summary judgment ruling that the World Trade Center property loss was a single occurrence. Certain insureds, including the World Trade Center’s leaseholder, appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In September 2003, the U.S Circuit Court of Appeals for the Second Circuit ruled that under terms of the policy form we used to underwrite property coverage for the World Trade Center, the terrorist attack constituted one occurrence. Additionally, through separate litigation, the aviation losses could be deemed four separate events rather than three, for purposes of insurance and reinsurance coverage. Even if the courts ultimately rule against us regarding the number of events, we believe the additional amount of estimated after-tax losses, net of reinsurance, that we would record would not be material to our results of operations.

The original estimated losses in 2001 and the adjustments recorded in 2002 and 2003 impacted our statements of operations as follows. The tax expense or benefit was calculated at the statutory rate of 35%.

	Years Ended December 31
	2003	2002	2001
	(In millions)
Premiums earned	$(5)	$—	$83
Insurance losses and loss adjustment expenses	51	13	(1,115)
Operating and administrative expenses	—	—	91
Income (loss) from continuing operations, before income taxes	46	13	(941)
Income tax expense (benefit)	16	5	(329)
Income (loss) from continuing operations	$30	$8	$(612)

The (benefit) detriment on our business segments of the estimated net pretax operating loss of $941 million recorded in 2001, the $13 million net reduction in and reallocation of losses among segments in 2002, and the $46 million reduction in losses in 2003 are shown in the following table.

	Years Ended December 31
	2003	2002	2001
	(In millions)
Specialty Commercial:
Specialty	$(8)	$8	51
Surety & Construction	(1)	—	2
International & Lloyd’s	(3)	(16)	90
Total Specialty Commercial	(12)	(8)	143
Commercial Lines	(24)	(30)	136
Other:
Health Care	(1)	—	5
Reinsurance	(8)	23	556
Other Runoff	(1)	2	101
Total Other	(10)	25	662
Total pretax expense (benefit)	$(46)	$(13)	$941

Through December 31, 2003, we paid a total of $512 million in net losses related to the terrorist attack since it occurred, including $205 million during the year ended December 31, 2003.

The Terrorism Risk Insurance Act of 2002 was signed into law in November 2002. This temporary legislation remains in effect until December 31, 2005, and requires insurers to offer coverage for certain types of terrorist acts in their commercial property and liability insurance policies, and establishes a federal program to reimburse insurers for a portion of losses so insured.

22   Goodwill and Other Intangible Assets

In 2002, we implemented the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets. The statement changed prior accounting practice in the way intangible assets with indefinite useful lives, including goodwill, are tested for impairment on an annual basis. Generally, it also required that those assets meeting the criteria for classification as intangible assets with estimable useful lives be amortized to expense over those lives, while intangible assets with indefinite useful lives and goodwill are not to be amortized. We also reviewed the amortization method and useful lives of existing intangible assets, and adjusted as appropriate. Generally, amortization was accelerated and useful lives shortened. As a result of implementing the provisions of SFAS No. 142, we did not record any goodwill amortization expense in 2003 or 2002. For the year of 2001, our goodwill amortization expense totaled $114 million. Amortization expense associated with intangible assets totaled $31 million, $18 million and $2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In the second quarter of 2003, we completed our annual evaluation of our recorded goodwill for impairment in accordance with provisions of SFAS No. 142, which concluded that none of our goodwill was impaired.

In connection with our reclassification of certain assets previously accounted for as goodwill to other intangible assets in 2002, we established a deferred tax liability of $6 million in the second quarter of 2002. That provision was classified as a cumulative effect of accounting change effective as of January 1, 2002.

The following presents a summary of our acquired intangible assets.

	December 31, 2003
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Effects	Net Amount
	(In millions)
Customer relationships	$67	$9	$—	$58
Present value of future profits	67	25	1	43
Renewal rights	53	16	—	37
Internal use software	2	1	—	1
Total	$189	$51	$1	$139

The changes in the carrying value of goodwill from December 31, 2002 to December 31, 2003 sheet were as follows.

Goodwill by Segment	Balance at Dec. 31, 2002	Goodwill acquired	Impairment losses	Balance at Dec. 31, 2003
	(In millions)
Specialty Commercial	$80	$5	$—	$85
Commercial Lines	33	—	—	33
Asset Management	752	46	—	798
Property-Liability Investment Operations	9	1	—	10
Total	$874	$52	$—	$926

The increase in goodwill in our Asset Management segment resulted from Nuveen Investments’ purchase of shares from minority shareholders.

At December 31, 2003, our estimated intangible asset amortization expense for the next five years was as follows.

(In millions)
2004	$23
2005	20
2006	16
2007	12
2008	11
Thereafter	57
Total	$139

23   Statutory Accounting Practices

Our underwriting operations are required to file financial statements with state and foreign regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting principles, which differ from GAAP. Prescribed statutory accounting practices include state laws, regulations and general administrative rules issued by the state of domicile as well as a variety of publications and manuals of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices not so prescribed, but allowed by the state of domicile. Beginning in 2001, Fire and Marine was granted a permitted practice regarding the valuation of certain investments in affiliated limited liability companies, allowing it to value these investments at their audited GAAP equity. Since these investments were not required to be valued on a statutory basis, Fire and Marine is not able to determine the impact on statutory surplus.

On a statutory accounting basis, our property-liability underwriting operations’ estimated net income for 2003 was $795 million. In 2002, actual net income on a statutory accounting basis was $550 million, and in 2001, those operations’ actual net loss on a statutory accounting basis was $1.13 billion. The estimated statutory surplus (shareholder’s equity) of our property-liability underwriting operations was $5.75 billion as of December 31, 2003. The actual statutory surplus as of December 31, 2002 was $5.22 billion.

The NAIC published revised statutory accounting practices in connection with its codification project, which became effective January 1, 2001. The cumulative effect to our property-liability insurance operations of the adoption of these practices was to increase statutory surplus by $126 million, primarily related to the treatment of deferred taxes.

24   Other Comprehensive Income

Other comprehensive income is defined as any change in our equity from transactions and other events originating from non-owner sources. In our case, those changes are comprised of our reported net income, changes in unrealized appreciation of investments, changes in the unrealized gain or loss on foreign currency translation adjustments and derivatives, and changes in the minimum pension liability adjustment for our unqualified pension plan. The following summaries present the components of our other comprehensive income, other than net income, for the last three years.

	Income Tax
Year ended December 31, 2003	Pretax	Effect	After-tax
	(In millions)
Unrealized appreciation on investments arising during period	$44	$7	$37
Less: reclassification adjustment for realized gains included in net income	106	17	89
Net change in unrealized appreciation on investments	(62)	(10)	(52)
Net change in unrealized gain on foreign currency translation	88	9	79
Net change in unrealized loss on derivatives	(4)	—	(4)
Net change in minimum pension liability adjustment	(6)	(2)	(4)
Total other comprehensive income	$16	$(3)	$19

	Income Tax
Year ended December 31, 2002	Pretax	Effect	After-tax
	(In millions)
Unrealized appreciation on investments arising during period	$181	$61	$120
Less: reclassification adjustment for realized losses included in net loss	(168)	(59)	(109)
Net change in unrealized appreciation on investments	349	120	229
Net change in unrealized loss on foreign currency translation	9	1	8
Net change in unrealized loss on derivatives	1	—	1
Total other comprehensive income	$359	$121	$238

	Income Tax
Year ended December 31, 2001	Pretax	Effect	After-tax
	(In millions)
Unrealized depreciation on investments arising during period	$(652)	$(248)	$(404)
Less: reclassification adjustment for realized losses included in net income	(124)	(43)	(81)
Net change in unrealized appreciation on investments	(528)	(205)	(323)
Net change in unrealized loss on foreign currency translation	(12)	(4)	(8)
Net change in unrealized loss on derivatives	(2)	—	(2)
Total other comprehensive loss	$(542)	$(209)	$(333)

25   Quarterly Results of Operations (Unaudited)

The following is an unaudited summary of our quarterly results for the last two years.

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Revenues	$2,113	$2,171	$2,246	$2,324
Income from continuing operations before cumulative effect of accounting change	$181	$215	$237	$66
Cumulative effect of accounting change, net of taxes	—	—	(21)	—
Discontinued operations	—	(1)	(2)	(14)
Net income	$181	$214	$214	$52
Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change	$0.78	$0.94	$1.02	$0.27
Cumulative effect of accounting change, net of taxes	—	—	(0.09)	—
Discontinued operations	—	(0.01)	(0.01)	(0.06)
Net income	$0.78	$0.93	$0.92	$0.21
Diluted:
Income from continuing operations before cumulative effect of accounting change	$0.75	$0.89	$0.98	$0.26
Cumulative effect of accounting change, net of taxes	—	—	(0.09)	—
Discontinued operations	—	—	(0.01)	(0.05)
Net income	$0.75	$0.89	$0.88	$0.21

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Revenues	$2,334	$2,344	$2,297	$2,055
Income from continuing operations before cumulative effect of accounting change	$148	$(218)	$69	$250
Cumulative effect of accounting change, net of taxes	(6)	—	—	—
Discontinued operations	(9)	(5)	(5)	(6)
Net income (loss)	$133	$(223)	$64	$244
Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of accounting change	$0.69	$(1.07)	$0.29	$1.09
Cumulative effect of accounting change, net of taxes	(0.03)	—	—	—
Discontinued operations	(0.04)	(0.02)	(0.02)	(0.03)
Net income (loss)	$0.62	$(1.09)	$0.27	$1.06
Diluted:
Income from continuing operations before cumulative effect of accounting change	$0.67	$(1.07)	$0.29	$1.05
Cumulative effect of accounting change, net of taxes	(0.03)	—	—	—
Discontinued operations	(0.04)	(0.02)	(0.02)	(0.03)
Net income (loss)	$0.60	$(1.09)	$0.27	$1.02

Included in fourth quarter 2003 net income were $57 million of net after-tax realized gains, including after-tax gains of $40 million from the sale of shares of a public company held in our venture capital portfolio, after-tax impairment write-downs of $29 million, and after-tax net realized investment gains of $46 million. Fourth quarter 2003 pretax underwriting losses of $367 million were comprised of profits of $182 million from ongoing business segments and losses of $549 million from segments that are being exited. Runoff underwriting results included a $350 million reserve charge in Health Care, current period underwriting losses of $26 million, an increase in the allowance for uncollectible reinsurance recoverables of $37 million, a $45 million loss provision for incurred but not reported asbestos claims, and prior period reserve increases in other runoff businesses.

26   Impact of Accounting Pronouncements to be Adopted in the Future

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement requires additional disclosures in the event of a voluntary change. It also no longer permits the use of the original prospective method of transition for changes to the fair value based method for fiscal years beginning after December 15, 2003. We currently account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method, and have not made a determination regarding any change to the fair value method.

As discussed in more detail in Note 12 to the Consolidated Financial Statements, in December 2003, the FASB issued a revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which again deferred the effective date for certain provisions of FIN 46(R) until the first interim or annual period beginning after December 15, 2003, which for us would be the period ended March 31, 2004. Under the partial adoption provisions of FIN 46(R), we early-adopted the consolidation and disclosure provisions of this interpretation in 2003. Our partial adoption specifically excluded the following item.

•       Lloyd’s Syndicates—We participate in various Lloyd’s syndicates at varying levels. We continue to evaluate the implications of FIN 46(R) with respect to these syndicates, and at this time we are not able to quantify the impact of adoption on our consolidated financial statements.

On January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). This pronouncement provides companies with the option to make a one-time election to defer accounting for the effects of the Medicare Act referenced in its title (“the Act”). We have decided to defer accounting for the Act under FSP 106-1 and have made the required disclosures in Note 13—“Retirement Plans” to the consolidated financial statements. The final accounting guidance could require changes to previously reported information. We will monitor the FASB deliberations and account for the Act based on the pronouncement expected to be issued.

Item 9.                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Disclosure Controls and Procedures.

The St. Paul has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”). Jay S. Fishman, Chairman and Chief Executive Officer of The St. Paul, and Thomas A. Bradley, Executive Vice President and Chief Financial Officer of The St. Paul, have evaluated our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2003. Based on their evaluations, Messrs. Fishman and Bradley have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of their evaluations. There were no deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part III

Item 10.           Directors and Executive Officers of the Registrant.

The Company’s Annual Meeting of Shareholders has been tentatively rescheduled for July 15, 2004 due to the pending merger with Travelers. The Company currently expects that 23 directors will be elected at that meeting, including 11 individuals who were directors of the Company before the merger, and 12 individuals who were directors of Travelers before the merger. The Company currently expects that a proxy statement and form of proxy for the 2004 Annual Meeting of Shareholders will be provided to shareholders after the consummation of the merger, which is expected to occur in the second quarter of 2004.

In the event that the merger is not consummated or is substantially delayed, the Company may hold its 2004 Annual Meeting of Shareholders prior to the consummation of the merger. In that event, the

Company expects to nominate the following individuals for election as directors. All of the nominees are currently directors of the Company and were elected at the 2003 Annual Meeting of Shareholders.

Nominees for Directors

Name	Age	Present Principal Occupation(a)	Director Since	Other Public Corporation Directorships
Carolyn H. Byrd	55	Chairman and Chief Executive Officer, GlobalTech Financial, LLC (financial services company)	5-1-01	GlobalTech Financial, LLC(d); RARE Hospitality International; AFC Enterprises; Circuit City Stores, Inc.
John H. Dasburg	61	Chairman and Chief Executive Officer, ASTAR Air Cargo Inc.	2-2-94	Winn-Dixie Stores, Inc.; ASTAR Air Cargo, Inc. (d)
Janet M. Dolan	54	Chief Executive Officer and President, Tennant Company (manufacturer of nonresidential floor maintenance equipment and products)	5-1-01	Tennant Company; Donaldson Company, Inc.
Kenneth M. Duberstein(b)	59	Chairman and Chief Executive Officer, The Duberstein Group (strategic advisory and consulting firm)	5-5-98	The Boeing Company; ConocoPhillips; Fannie Mae
Jay S. Fishman	51	Chairman, Chief Executive Officer and President, The St. Paul Companies, Inc.	10-10-01	Nuveen Investments, Inc.; Platinum Underwriters Holdings, Ltd.
Lawrence G. Graev	59	Chief Executive Officer and President, The GlenRock Group, LLC (merchant banking firm); Of Counsel, King & Spalding (law firm)	5-7-02	International Surface Preparation Corporation (d); Ab Initio Software Corporation(d)
Thomas R. Hodgson	62	Retired, formerly President and Chief Operating Officer, Abbott Laboratories (global diversified health care company)	8-11-97	Intermune, Inc.; MACLEAN-FOGG Corporation(d); Idenix Pharmaceuticals Inc.(d)
William H. Kling(c)	61	President, American Public Media Group; President, Minnesota Public Radio, Inc.; President, Greenspring Company (diversified media and catalog marketing)	11-7-89	Irwin Financial Corporation; Wenger Corporation(d)

James A. Lawrence	51	Executive Vice President and Chief Financial Officer, General Mills, Inc. (manufacturer and marketer of consumer food products)	5-6-03	Avnet, Inc.
John A. MacColl	55	Vice Chairman and General Counsel, The St. Paul Companies, Inc.	5-7-02	None
Glen D. Nelson, M.D.	66	Retired, formerly Vice Chairman, Medtronic, Inc. (manufacturer of biomedical devices)	5-5-92	Carlson Holdings, Inc.(d)
Gordon M. Sprenger	66	Retired, formerly Chief Executive Officer and President, Allina Health System (not-for-profit integrated health care system)	5-2-95	Medtronic, Inc.

(a)    Principal employment of nominees in the past five years. Prior to assuming her current responsibilities in 2000, Ms. Byrd served in a number of senior executive positions with The Coca-Cola Company from 1977 until September 2000. Effective March 31, 2001, Mr. Dasburg resigned from the offices of Chief Executive Officer and President of Northwest Airlines, Inc., after serving in those roles for 12 years. He served as Chief Executive Officer and President of Burger King Corporation from April 2001 through January 2003, and as Chairman of Burger King from April 2001 to March 2003. Prior to assuming her current duties as Chief Executive Officer and President of Tennant Company, Ms. Dolan served in a number of senior executive positions with Tennant Company since joining it in 1986. Prior to assuming his current responsibilities on October 11, 2001, Mr. Fishman served as Chairman, Chief Executive Officer and President of The Travelers Insurance Group and as Chief Operating Officer-Finance and Risk, of Citigroup Inc. He held various executive positions with Citigroup and its predecessor since 1989 and with Travelers since 1993. Mr. Graev assumed his current position with the GlenRock Group on December 1, 2000, and he has been Of Counsel to King & Spalding since June 2001. Prior to that, Mr. Graev was a partner of the O’Sullivan Graev & Karabell law firm from 1973 until June 2001. Mr. Hodgson retired from Abbott Laboratories at the end of December 1998. Mr. Lawrence has served in his current position with General Mills since October of 1998. Before assuming his current responsibilities, Mr. MacColl served in a number of executive offices of the Company and of USF&G Corporation (“USF&G”) since 1990. Dr. Nelson served as Vice Chairman of Medtronic for fourteen years prior to his retirement in March 2002. Mr. Sprenger retired from Allina Health System in September 2001 after serving as its Chief Executive Officer and President since August 1994. All other nominees have been employed during the past five years as they presently are employed. None of the entities listed under “Other Public Corporation Directorships” is an affiliate of the Company, except Nuveen Investments, Inc., which is 79% owned by the Company. The Company has a 14% ownership interest in and certain other relationships with Platinum Underwriters Holdings, Ltd.

(b)   Mr. Duberstein formerly served as a director of USF&G, which merged with a subsidiary of The St. Paul Companies, Inc. in April of 1998. He joined the Board of Directors of USF&G on September 25, 1996.

(c)    Mr. Kling is also a director of The Capital Group, American Funds, including the New Perspective Fund, Inc., the New World Fund, the EuroPacific Growth Fund, and the SMALLCAP World Fund, and a trustee of the New Economy Fund.

(d)   A privately held corporation.

The Board of Directors has designated Mr. Dasburg, who is the current chairman of the audit committee and an independent director, to be the Company’s audit committee financial expert.

Executive Officers Of The St. Paul

All of the following persons are regarded as executive officers of The St. Paul Companies, Inc. because of their responsibilities and duties as elected officers of The St. Paul or Fire and Marine. The officers listed in the chart below, except Jay S. Fishman, William H. Heyman, Andy F. Bessette, Timothy M. Yessman and Samuel G. Liss have held positions with The St. Paul or one or more of its subsidiaries for more than five years, and have been employees of The St. Paul or a subsidiary for more than five years.

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

Name	Age	Positions Presently Held	Term of Office and Period of Service
Jay S. Fishman	51	Chairman, Chief Executive Officer and President (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from October 2001.
Thomas A. Bradley	46	Executive Vice President and Chief Financial Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from July 2002.
William H. Heyman	55	Executive Vice President and Chief Investment Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from April 2002.
John A. MacColl	55	Vice Chairman and General Counsel (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from May 2002.
Andy F. Bessette	50	Executive Vice President and Chief Administrative Officer (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from July 2002.
Timothy M. Yessman	44	Executive Vice President, Claim (Fire and Marine)	Serving at the pleasure of the Board from November 2001.
Marita Zuraitis	43	Executive Vice President— Commercial Lines (Fire and Marine)	Serving at the pleasure of the Board from July 2001.
T. Michael Miller	45	Executive Vice President— Specialty Commercial (Fire and Marine)	Serving at the pleasure of the Board from July 2001.
Kent D. Urness	55	Executive Vice President— International Insurance Operations (Fire and Marine)	Serving at the pleasure of the Board from July 2001.
Samuel G. Liss	47	Executive Vice President— Business Development (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from February 2003.
Bruce A. Backberg	55	Senior Vice President and Corporate Secretary (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from November 1997.
John P. Clifford	48	Senior Vice President—Human Resources (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2002.
John C. Treacy	40	Vice President and Corporate Controller (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from March 2001.
Laura C. Gagnon	42	Vice President—Finance and Investor Relations (The St. Paul Companies, Inc.)	Serving at the pleasure of the Board from July 1999.

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer, and there are no arrangements or understandings between any of these officers and any other person pursuant to which the officer was selected as an officer.

The Company’s Board of Directors has adopted corporate governance guidelines and charters of the Audit Committee, the Compensation Committee, the Risk Committee and the Governance Committee. Such corporate governance guidelines and charters are available on the Company’s Internet website, stpaul.com, and are also available in print to any shareholders who request it in writing to the Company’s corporate secretary at the Company’s principal executive offices.

The Company has adopted an Employee Code of Conduct that applies to all employees, officers and directors of the Company and its wholly-owned subsidiaries. A portion of this code comprises the Company’s code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions within the meaning of paragraph (b) of Item 406 of Regulation S-K under the Securities Exchange Act of 1934. The Employee Code of Conduct is available on the Company’s Internet website, stpaul.com and is also available in print to any shareholders who request it in writing to the Company’s corporate secretary at the Company’s principal executive offices.

The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K under the Securities Exchange Act of 1934 regarding an amendment to, or a waiver from, a provision of its Employee Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K under the Securities Exchange Act of 1934 by posting such information on the Company’s Internet website, stpaul.com.

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the New York Stock Exchange. Executive officers, directors and beneficial owners with more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of copies of such reports and written representations from the Company’s executive officers and directors, the Company believes that its executive officers and directors complied with all Section 16(a) filing requirements during 2003, except as follows:

On February 3, 2003, Messrs. Bessette, Heyman and Yessman received stock option grants through the Company’s 1994 Stock Incentive Plan of 50,000, 100,000 and 100,000 shares, respectively. The Form 4s reporting these transactions were filed with the SEC on April 7, 2003 for Messrs. Bessette and Yessman and on April 8, 2003 for Mr. Heyman. On November 4, 2003, Ms. Byrd and Ms. Dolan and Messrs. Dasburg, Duberstein, Graev, Hodgson, Kling, Lawrence, Nelson and Sprenger received stock option grants through the Company’s 1994 Stock Incentive Plan of 6,000 shares each. The Form 4s reporting these transactions were filed with the SEC on November 13, 2003.

Item 11.           Executive Compensation.

BOARD OF DIRECTORS COMPENSATION

The value of the director compensation program and the importance and appropriateness of each of its components are reviewed annually by the governance committee, which considers, among other things, the results of independent surveys and director compensation programs of peer companies. The objectives of the program are to establish and maintain a program designed to closely align the interests of directors with shareholders and to attract and retain highly qualified directors with total pay opportunity ranking at least in the second quartile of comparable companies. The governance committee reports to the Board of Directors, which considers and approves the program.

The Board of Directors has established a target for ownership of the Company’s common stock for outside directors at a value of five times the directors’ annual retainer (currently $22,500 per year). Each new director will be asked to meet or exceed that target within five years of election to the Board. The Board has also adopted a policy that the Company not hire a director or a director’s firm to provide professional or financial services, except with the consent of the board governance committee.

Under the Company’s current director compensation program, outside directors are entitled to compensation comprised of a $22,500 annual retainer, a $1,000 meeting fee in respect of each board and committee meeting attended, an annual stock option award of 6,000 shares of Company common stock, and participation in the Directors’ Charitable Award Program and the Deferred Stock Plan for Non-Employee Directors (the “Deferred Stock Plan”). Also, outside directors who chair a committee receive an annual fee of $4,000. The components of the compensation program are described in the following paragraphs.

Annual Retainer, Meeting Fees and Committee Chair Fees.   Directors may elect to have all or any portion of their annual retainer, their meeting fees, and any committee chair fees paid in cash or deferred through the Directors’ Deferred Compensation Plan and “invested” in a phantom Company common stock fund and/or nine phantom investment funds. Although no shares of the Company’s common stock are purchased for or held in the phantom Company stock fund, any director who elects to have any of his or her fees directed into that fund will be deemed to have purchased shares on the date the fees would otherwise have been paid in cash. The value of that fund rises or falls as the price of Company common stock fluctuates in the market. Also, dividends on those phantom shares are “reinvested” in additional phantom shares. Cash distributions are made from the phantom Company stock fund and from the other investment funds on pre-designated dates, usually following termination of service as a director, at the closing price of the common stock and the investment funds on the date of distribution. Currently, ten outside directors have deferred at least a portion of their fees into the Directors’ Deferred Compensation Plan, and seven of those directors have all or a portion of their plan interest “invested” in the phantom Company common stock fund.

Stock Options.   Under the Company’s Amended and Restated 1994 Stock Incentive Plan (“Stock Incentive Plan”), annual non-qualified stock option grants covering 6,000 common shares are made to each outside director at the regular meeting of the Board following the end of the Company’s third quarter. Such options are granted at the market price of the Company’s common stock on the date of grant and become exercisable in 25% increments on the first four anniversaries of the date of grant. Under that plan, options terminate at the earliest of 10 years after the date of grant, immediately if directorship is terminated for cause, 90 days after any voluntary termination of service as a director other than by retirement (but the option in this case may be exercised only to the extent it was exercisable on the date of such termination), or any earlier time set by the compensation committee at the time of option grant. A director’s retirement will not accelerate the termination of options granted after 1998. Options granted under the Stock Incentive Plan prior to 1999 will terminate three years after retirement or earlier under certain circumstances. Special provisions apply in the case of death of an optionee or in the case of a Change of Control, as defined below. If an option was not fully exercisable at the time of occurrence of a Change of Control, all portions of the option immediately would become exercisable in full.

“Change of Control” is defined in the Stock Incentive Plan to mean a change of control of the Company of a nature that would be required to be reported to the Securities and Exchange Commission on Form 8-K pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), with such Change of Control to be deemed to have occurred when (a) any person, as defined in the Exchange Act, other than the Company or a Company subsidiary or one of their employee benefit plans, is or becomes the beneficial owner of 50 percent or more of the Company’s common stock or (b) members of the Board of Directors on May 3, 1994 (the “Incumbent Board”) cease to constitute a majority thereof (provided that persons subsequently becoming directors with the approval of directors comprising at least three-quarters of the Incumbent Board shall be considered as members of the Incumbent Board). All current directors are considered members of the Incumbent Board. The consummation of the Proposed Merger would constitute a Change in Control for these purposes, and director options will immediately vest at that time.

Director Tenure Program.   A Board policy provides that each director with 15 or more years of service and each director who will be at least 70 years old on or before the date of the next shareholders’ meeting shall tender his or her resignation to the chair of the governance committee by November 20 of each year indicating his or her intent not to stand for re-election at the subsequent annual meeting of the shareholders. Additionally, upon a substantial change in principal employment, a director should tender his or her resignation. If, however, upon review, the governance committee determines that there is a continuing need on the Board of Directors for the type of qualifications the resigning director provides, then such director may be asked to become a candidate for re-election.

Deferred Stock Plan.   The Deferred Stock Plan is intended to further align the non-employee directors’ interests with those of the shareholders of the Company. Under the Deferred Stock Plan, participating non-employee directors receive, in an account in the director’s name, an annual credit of $25,000 which is deemed invested, on the business day immediately following the annual meeting of shareholders, in the Company’s common stock based on the closing price of common stock on the date credited. Dividends on the accumulated shares are deemed reinvested in additional shares. The Deferred Stock Plan provides that upon a director’s cessation of service for any reason, the accumulated shares in that director’s account will be distributed in the form of shares of the Company’s common stock, all at once or in installments, depending upon the participating director’s election.

Directors’ Charitable Award Program.   As part of the Company’s policy of providing support for charitable institutions and in order to retain and attract qualified directors, the Board of Directors established the Directors’ Charitable Award Program, which is funded by life insurance on the lives of the members of the Board of Directors. The Company intends to make charitable contributions of $1 million per director, paid out over a period of 10 years following the death of the director. Each director is able to recommend up to four charities to receive contributions from the Company. Directors become vested in this program in $200,000 annual increments starting with their first anniversary of election as a director. Directors are fully vested upon the earliest of the fifth anniversary of their election as a director, death, disability, or retirement at or after age 70 or upon a Change of Control (generally defined in the same manner as in the Stock Incentive Plan described above). The consummation of the Proposed Merger would constitute a Change of Control for these purposes. Beneficiary organizations designated under this program must be tax-exempt, and donations ultimately paid by the Company should be deductible against federal and other income taxes payable by the Company in accordance with the tax laws applicable at the time. Directors derive no financial benefit from the program, since all insurance proceeds and charitable deductions accrue solely to the Company.

Grantor Trust.   The Company has transferred funds to a grantor trust created for the purpose of implementing benefits under various non-qualified plans of deferred compensation, including the Directors’ Deferred Compensation Plan and the Directors’ Retirement Plan (the “Implemented Plans”). Following a Change of Control no portion of the trust assets may be returned to the Company or any subsidiary unless the trustee determines that such portion of the assets and future earnings on it never will be required to pay benefits and if a majority of the participants of the Implemented Plans consent to the return of the assets. The consummation of the Proposed Merger would not constitute a Change of Control for these purposes. Unlike assets held in the trusts created to implement benefits under the Company’s tax-qualified plans, assets held in the grantor trust remain subject to the claims of the Company’s creditors.

If the Company becomes insolvent, the trustee will be required to cease payment of benefits under all Implemented Plans and dispose of trust assets pursuant to the direction of a court of competent jurisdiction.

EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, Mr. Fishman, who joined the Company in mid-October 2001, and the four other most highly compensated executive officers of the Company for 2003.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)(3)	Securities Underlying Options/ SARs (#)	Long-Term Incentive Plan Payouts	All Other Compensation ($)(4)
J.S. Fishman	2003	$1,000,000	$2,000,000	$404,106	$740,666	600,000	—	$60,000
Chairman, President and	2002	$1,000,000	$1,125,000	$186,342	$416,605	12,245	—	$40,000
Chief Executive Officer	2001	$203,846	$0	$236,482	$6,819,350	1,500,000	—	$2,508,154
T.M. Miller	2003	$513,077	$626,250	$9,569	$231,895	0	—	$30,785
Executive Vice President—	2002	$450,000	$412,500	$3,588	$152,772	200,000	—	$18,000
Specialty Commercial	2001	$382,731	$0	$0	$743,400	80,276	—	$15,309
M. Zuraitis	2003	$513,077	$626,250	$7,049	$231,895	0	—	$30,785
Executive Vice President—	2002	$440,388	$412,500	$1,295	$152,772	200,000	—	$17,616
Commercial Lines	2001	$322,124	$0	$789	$723,557	55,186	—	$12,885
T.A. Bradley	2003	$500,000	$562,500	$9,884	$208,311	0	—	$30,000
Executive Vice President and	2002	$500,000	$375,000	$0	$138,868	200,000	—	$20,000
Chief Financial Officer	2001	$373,077	$0	$0	$1,191,159	44,195	—	$14,923
W.H. Heyman	2003	$500,000	$562,500	$128,363	$208,311	100,000	—	$30,000
Executive Vice President—	2002	$317,308	$375,000	$104,970	$138,868	200,000	—	$11,000
Chief Investment Officer	2001	—	—	—	—	—	—	—

(1)              The amounts shown were earned in the year indicated and paid under the bonus program in the following year. Because of the Company’s financial losses resulting from the tragedy of September 11, 2001 and from other events and actions in 2001, management urged the compensation committee to refrain from paying bonuses to any executive officers for 2001. Pursuant to his recruitment and hiring arrangement, Mr. Fishman was guaranteed a payment of $227,397 in February 2002. However, considering the events of September 11, 2001 and other 2001 losses, he volunteered to forego receipt of that payment. In lieu thereof, 12,245 stock options having a Black-Scholes value equal to that guaranteed payment were awarded to Mr. Fishman. Mr. Heyman, who joined the Company in May 2002, was paid $500,000 for 2002 in February 2003 pursuant to the terms of his employment agreement.

(2)              Included in Mr. Fishman’s “Other Annual Compensation” in 2003 is $326,637 representing certain travel expenses and $55,340 representing tax reimbursements. These amounts relate primarily to Mr. Fishman’s use of corporate travel resources as required under the Company’s security policy. Included in Mr. Heyman’s 2003 “Other Annual Compensation” is $59,848 representing tax reimbursements. Also included are $39,035 and $24,000 representing certain travel and lodging expenses, respectively. Tax reimbursements were also paid to Messrs. Bradley, Miller and Ms. Zuraitis for $9,884, $9,569 and $7,049, respectively.

(3)              As of December 31, 2003, Messrs. Fishman, Miller, Bradley and Heyman and Ms. Zuraitis (collectively the “Named Executives”) held 12,795, 13,692, 18,265, 4,265 and 13,692 restricted shares of Company common stock, respectively, having market values on that date of $507,322, $542,888, $724,207, $169,107 and $542,888, respectively. Mr. Fishman’s restricted shares were received in 2003 as part of the Company’s Capital Accumulation Plan that pays 25% of the bonus in the form of restricted stock. All 12,795 shares will vest in February 2005. Mr. Miller received a grant under the Company’s Capital Accumulation Plan of 4,692 restricted shares in February 2003 and an additional grant of 15,000 shares of restricted stock in February 2001. Under the terms of the award, the 2003 grant will all vest in February 2005. Of the 15,000 shares granted in 2001, 6,000 shares vested in 2003, and 9,000 vested in 2004. Mr. Bradley received grants of restricted shares under the Company’s Capital Accumulation Plan in February 2003, and he also received grants in February and August 2001. All of the 4,265 shares granted in February 2003 will vest in February 2005. Of the 15,000 granted in February 2001, 6,000 vested in February 2003 and 9,000 vested in February 2004. Mr. Bradley’s August 2001 grant of 10,000 restricted shares vests in 2,500 share increments in each of 2002, 2003, 2004 and 2005. Mr. Heyman received 4,265 restricted shares in February 2003 under the

Company’s Capital Accumulation Plan, all of which vest in February 2005. Ms. Zuraitis received a grant of 4,692 restricted shares in 2003 under the Company’s Capital Accumulation Plan. She also received two grants of restricted shares in 2001. The restricted shares awarded in 2003 all vest in February 2005. Of the 10,000 shares granted in February 2001, 4,000 vested in February 2003 and 6,000 vested in February 2004. Of the 5,000 restricted shares granted to Ms. Zuraitis in August 2001, 2,000 vested in August 2003 and 3,000 will vest in August 2004. In addition to the foregoing, all restrictions applicable to the restricted shares of Company common stock referenced in this paragraph will lapse upon a Change of Control (as defined in the Stock Incentive Plan described above) or upon termination of employment by the Company without cause or by the employee for good reason pursuant to the Senior Executive Severance Policy described below. The consummation of the Proposed Merger would constitute a Change of Control for these purposes.

                           On February 2, 2004, Messrs. Fishman, Miller, Bradley and Heyman, and Ms. Zuraitis, were granted 17,273, 5,408, 4,858, 4,858, and 5,408 shares of restricted stock, respectively, representing 25% of their bonus for 2003. The restrictions on these shares will lapse on February 2, 2006. In addition to the foregoing, all restrictions applicable to the restricted shares of Company common stock referenced in this paragraph will lapse upon a Change of Control (as defined in the Stock Incentive Plan described above), other than consummation of the Proposed Merger, or upon termination of employment by the Company without cause or by the employee for good reason pursuant to the Senior Executive Severance Policy described below.

(4)              Contributions (in the form of Series B convertible preferred stock and preferred stock equivalents, under the Company’s qualified and non-qualified savings plans) were made in the following amounts for each Named Executive in 2003: Mr. Fishman, $60,000; Mr. Miller, $30,785; Ms. Zuraitis, $30,785, Mr. Bradley, $30,000; and Mr. Heyman, $30,000.

The following two tables summarize option grants and exercises during 2003 to or by the Named Executives and the value of the options held by such persons at December 31, 2003. No stock appreciation rights were granted to the Named Executives during 2003, nor were any stock appreciation rights outstanding as of December 31, 2003.

OPTION GRANTS IN 2003

Individual Grants

Name	Securities Underlying Options Granted (Number)		% of Total Options Granted to Employees in 2003	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value ($)
J.S. Fishman	600,000	(1)	16.8%	$30.94	02/03/2013	$6,297,240	(2)
T.M. Miller	0		0%
M. Zuraitis	0		0%
T.A. Bradley	0		0%
W.H. Heyman	100,000	(1)	2.8%	$30.94	02/03/2013	$1,049,540	(2)

(1)          Options were granted on February 4, 2003. Messrs. Fishman and Heyman’s options vest in 25% increments on the first four anniversaries of that grant. All options will become immediately vested and exercisable in full upon a Change of Control (as defined in the 1994 Stock Incentive Plan described above). The consummation of the Proposed Merger would constitute a Change of Control for these purposes. In a letter of understanding that Mr. Fishman entered into with the Company in connection with the Proposed Merger, Mr. Fishman has agreed that so long as he remains employed as the chief executive officer by the Company or the combined company (if the Proposed Merger is completed), and he becomes the chairman of the board of directors of the combined company on January 1, 2006, he would not intend to exercise any of the options that will vest in connection with the consummation of the Proposed Merger until after they would have been exercisable in accordance with their terms and vesting schedules in effect on November 16, 2003.

(2)          The options granted on February 4, 2003 were valued at the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 35.89%, dividend yield 2.88%; risk-free rate of return of 3.72%; and the maximum exercise period at the time of grant which was 10 years.

AGGREGATED OPTION EXERCISES IN 2003 AND
12-31-03 YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/03 (#) Exercisable (ex)/ Unexercisable (unex)		Value of Unexercised In-the-Money Options at 12/31/03 ($) Exercisable (ex)/ Unexercisable (unex)
J.S. Fishman	0	0	753,062	(ex)	$0	(ex)
			1,359,183	(unex)	$5,226,000	(unex)
T.M. Miller	0	0	95,670	(ex)	$412,348	(ex)
			257,809	(unex)	$182,674	(unex)
M. Zuraitis	0	0	76,273	(ex)	$427,989	(ex)
			236,543	(unex)	$92,531	(unex)
T.A. Bradley	0	0	65,301	(ex)	$398,398	(ex)
			234,235	(unex)	$125,477	(unex)
W.H. Heyman	0	0	50,000	(ex)	$0	(ex)
			250,000	(unex)	$871,000	(unex)

Pension

All of the Named Executives participate in the Company’s pension plans. The amount of their remuneration which is covered by a qualified plan for 2003 is the amount set forth in the salary, bonus and restricted stock award (granted pursuant to the Capital Accumulation Plan) columns of the Summary Compensation Table up to the qualified plan compensation limit. Any remuneration exceeding that limit is covered under the Company’s nonqualified pension plan.

Effective January 1, 2001, the pension plan was amended to provide a cash balance benefit formula. This formula applies to all employees hired on or after January 1, 2001. Employees hired prior to January 1, 2001, were given a choice in the year 2000 of remaining under the prior defined benefit formula (the “traditional formula”) or converting to the cash balance formula. Both Messrs. Fishman and Heyman were hired after January 1, 2001, and will have their benefits determined under the cash balance formula. Messrs. Miller and Bradley and Ms. Zuraitis elected to have their benefit calculated under the cash balance formula. As a result, none of the Named Executives have their benefits determined under the traditional formula. Retirement benefits for Messrs. Miller and Bradley and Ms. Zuraitis are fully vested.

The cash balance benefit is expressed in the form of a hypothetical account balance. For periods between January 1, 2001 and December 31, 2002, benefit credits accrued annually at a rate between 6% and 10%. For periods after January 1, 2003, benefit credits will accrue annually at a rate between 3% and 5%. A participant’s individual rate will increase with age and service. Interest credits are applied quarterly to the prior quarter’s balance; these interest credits are based on the yield on 10-year Treasury bonds. Although the normal form of benefit is an annuity, the hypothetical account balance is also payable as a single lump sum.

The estimated annual benefit provided in total by the cash balance formula described above, expressed in the form of a single life annuity, is as follows:

Executive	Complete Years of Service Through 2003	Estimated Annual Benefit Payable at Age 65
J.S. Fishman	2	$169,669
T.M. Miller	9	$167,026
M. Zuraitis	11	$180,478
T.A. Bradley	11	$143,098
W.H. Heyman	2	$53,539

These estimates are based on the following assumptions:

•       The benefit is determined as of age 65 and assumes employment until such age.

•       Pay is assumed to remain at 2003 levels, while bonuses are assumed to be 100% of base pay.

•       The average interest-crediting rate for the cash balance plan for 2003 (3.91%) remains constant.

•       The interest rate used to convert hypothetical account balances to annual annuities in 2003 (4.76%) remains constant.

•       The mortality table used to convert hypothetical account balances to annual annuities in 2003 (table prescribed in Revenue Ruling 2001-62) is used.

Amended and Restated Special (Change of Control) Severance Policy

Under the Company’s Amended and Restated Special Severance Policy (“Policy”), severance benefits would be provided to eligible employees of the Company, including all of the Named Executives, in the event their employment terminates under certain conditions within two years following a Change of Control (as defined in the Policy). If the employment of any Named Executive is terminated within two years after a Change of Control by the employer other than for Cause, or by the employee for Good Reason, or if the employment of the Named Executive terminates for any reason during the 30-day period commencing on the anniversary of the Change of Control, the Named Executive would become entitled to certain benefits. The consummation of the Proposed Merger would constitute a Change of Control under this Policy.

Under the Policy, for Named Executives, the term “Cause” is generally defined as willfully engaging in illegal conduct or gross misconduct which is demonstrably and materially injurious to the Company or its affiliates or willful and continued failure to perform substantially his or her duties after a written demand is delivered by the Company’s board of directors. “Good Reason” is defined to include such situations as a change in duties or responsibilities that is inconsistent in any materially adverse respect with the Named Executive’s positions, duties, responsibilities or status prior to the Change of Control, a materially adverse change in the Named Executive’s titles and offices (including, if applicable, membership on the Board of Directors) as in effect immediately prior to the Change of Control, a reduction in the Named Executive’s rate of base salary or annual target bonus opportunity, job relocations of a certain type and failure to maintain benefits that are substantially the same as are in effect when the Change of Control occurs.

The following is a summary of the severance benefits provided to Named Executives under the Policy:

1.     A Named Executive will receive a lump-sum severance payment equal to three times the sum of (i) the highest annual base salary rate payable to the Named Executive during the 12-month period immediately prior to termination and (ii) the Named Executive’s target bonus for the year of termination.

2.     Participation will be continued for three years in those medical, dental, disability and life insurance programs in which the Named Executive participated on the date employment terminated.

3.     Outplacement assistance will be provided which is no less favorable than under the terms of the outplacement assistance plan applicable to the Named Executive at the time of the Change of Control, unless the Named Executive elects to receive a lump cash payment in lieu thereof.

4.     If the payments to the Named Executives would be subject to the excise tax on “excess parachute payments” imposed by Section 4999 of the Code, the Company will reimburse the Named Executive for the amount of such excise tax (and the income and excise taxes on such reimbursement), subject to certain limitations.

The Policy is subject to amendment or termination at any time prior to a Change of Control unless the amendment or termination is approved within 12 months of the Change of Control and would adversely affect the rights (or potential rights) of the Named Executive. After a Change of Control, no amendment or termination of the Policy may adversely affect the rights (or potential rights) of the Named Executive with respect to such a Change of Control.

Employment Contracts

J.S. Fishman—Mr. Fishman has an employment agreement with the Company for a five-year term which began October 10, 2001. The agreement provides that Mr. Fishman will serve as Chairman of the Board and Chief Executive Officer of the Company for a base annual salary of at least $1,000,000 and participation in the Company’s bonus plan, under which he will have a target bonus opportunity of 100% of his base salary and a maximum bonus of 200% of his base salary. The agreement also provides for a pro rated portion of the target bonus for 2001, a minimum bonus for 2002 equal to the target bonus, and a one-time special bonus of $2,500,000, which he received in 2001. Mr. Fishman received an initial grant of 1,500,000 stock options in 2001 and will receive in 2003 and each year thereafter an option grant with a value equal to at least 250% of the sum of his prior year’s base salary and target bonus, all such options being subject to four year pro rata vesting. Mr. Fishman also received 145,000 shares of restricted stock that vested on various dates through January 1, 2003.

If Mr. Fishman’s employment is terminated by the Company without “cause” or he resigns for “good reason” (each as defined in the agreement), he will receive a payment equal to three times the sum of his base salary and the greater of his target bonus or his bonus for the preceding year, up to three years of medical and dental coverage and immediate vesting of all stock options and restricted stock. In addition, all outstanding options will remain exercisable for the lesser of five years or the remainder of their term. In the event of a Change of Control, Mr. Fishman will be entitled to the benefits described above under the Company’s Amended and Restated Special Severance Policy, if his employment is terminated under circumstances described in that Policy. In the event Mr. Fishman is subject to excise tax on any payments to him under the agreement, the Company will make a gross-up payment to compensate him for such tax liability. Mr. Fishman is subject to certain confidentiality, non-compete and non-solicitation provisions under the agreement.

In connection with the Proposed Merger, Mr. Fishman entered into a letter of understanding with the Company pursuant to which he will enter into a new employment agreement with the combined company, to be effective upon the consummation of the Proposed Merger, that will have a five-year term and will be substantially the same as his existing employment agreement, subject to certain differences, such as his agreement not to exercise his stock options under certain circumstances, as described in further detail under “Option Grants in 2003.”

W.H. Heyman—Mr. Heyman’s agreement, which became effective on May 6, 2002, has a three-year term and states that Mr. Heyman will serve as the Executive Vice President and Chief Investment Officer,

reporting directly to Mr. Fishman. The agreement provides that Mr. Heyman will receive an annual base salary of at least $500,000 and a minimum guaranteed bonus of at least $500,000, paid in February 2003. Mr. Heyman participates in the Company’s bonus plan, under which he has a target bonus opportunity of 100% of his base salary. Mr. Heyman received an initial grant of 200,000 stock options in 2002, which vest in 25% increments on each of the first four anniversaries of the date of grant, and he is eligible to receive future stock option grants.

T.A. Bradley and M. Zuraitis—Pursuant to arrangements with Mr. Bradley and Ms. Zuraitis, each is expected to receive a retention bonus of $750,000 if they stay with the Company or the combined company (if the Proposed Merger is completed) through December 31, 2004. In addition, they will each receive a bonus for 2004 equal to at least their 2002 annual bonus, and they will remain entitled to any other severance or similar payments or benefits to which they otherwise may be entitled.

Compensation Committee Interlocks and Insider Participation

No current or former officer or other employee of the Company served as a member of the Compensation Committee or as a member of the compensation committee on the board of any other entity where an executive officer of such company is a member of the Compensation Committee.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of February 20, 2004 (except as set forth below) regarding the beneficial ownership of capital stock of the Company by each person known to own 5% or more of the outstanding shares of each class of the Company’s capital stock, each director and director nominee of the Company, each of the executive officers of the Company included in the Summary Compensation Table, and all directors, director nominees and executive officers of the Company as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the capital stock owned by them.

Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Class of Common Stock		Percent of Class of Series B Convertible Preferred Stock(5)
Dodge & Cox 1 Sansome Street, 35th Floor San Francisco, CA 94194	20,680,244	(1)	9.1	(1)	0
Wellington Management Company LLP 75 State Street Boston, MA 02109	19,974,994	(2)	8.8	(2)	0
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	16,883,080	(3)	7.4	(3)	0
Citigroup, Inc. 425 Park Avenue 2nd Floor New York, NY 10043	14,872,045	(4)	6.5	(4)	0
Fidelity Management Trust Company 82 Devonshire Street Boston, MA 02109		(5)*		(5)*	100	(5)
J.S. Fishman	1,085,778	(6)	*		*
T.A. Bradley	220,798	(6)	*		*
W.H. Heyman	109,695	(6)
T.M. Miller	256,723	(6)	*		*
M. Zuraitis	226,329	(6)	*		*
C.H. Byrd	4,500	(6)	*		*
J.H. Dasburg	80,238	(6)	*		*
J.M. Dolan	4,610	(6)	*		*
K.M. Duberstein	26,818	(6)	*		*
L.G. Graev	3,800	(6)	*		*
T.R. Hodgson	29,836	(6)	*		*
W.H. Kling	40,025	(6)	*		*
J.A. Lawrence	1,600	(6)	*		*
J.A. MacColl	499,227	(6)	*		*
G.D. Nelson, M.D.	118,257	(6)	*		*
G.M. Sprenger	31,238	(6)	*		*
All Directors, Director Nominees and Executive Officers as a Group (24 Persons)	3,657,502	(6)	1.60%		0

*                    Indicates ownership of less than 1% of the Company’s outstanding common stock.

(1)          In a Schedule 13G filed with the SEC on February 17, 2004, Dodge & Cox, Investment Managers (“Dodge & Cox”), disclosed that Dodge & Cox had sole power to direct the vote of 19,397,624 shares, shared power to direct the vote of 212,900 shares, and had sole power to direct the disposition of 20,680,244 shares.

(2)          In a Schedule 13G filed with the SEC on February 13, 2004, Wellington Management Company, LLP (“Wellington”), disclosed that, as of December 31, 2003, Wellington had sole power to direct the vote of 0 shares, shared power to direct the vote of 14,285,407 shares, had sole power to dispose or to direct the disposition of 0 shares and had shared power to dispose or to direct the disposition of 19,974,994 shares.

(3)          In a Schedule 13G filed with the SEC on February 10, 2004, Capital Research and Management Company (“Capital Research”), disclosed that, as of December 31, 2003, Capital Research had sole power to direct the vote of 0 shares, shared power to direct the vote of 0 shares, had sole power to dispose or to direct the disposition of 16,883,080 shares and had shared power to dispose or to direct the disposition of 0 shares.

(4)          On February 11, 2004, Citigroup, Inc., filed a Schedule 13G with the SEC disclosing that it had shared voting power with respect to 7,964,658 shares and shared power to direct the disposition of 12,714,929 shares.

(5)          As trustee under The St. Paul Companies, Inc. Stock Ownership Plan, Fidelity Management Trust Company holds 100% of the 669,848 outstanding shares of Series B convertible preferred stock as of February 20, 2004.

(6)          Under the Company’s stock option plan, the named executive officers and directors have the right to acquire beneficial ownership of the following number of shares within 60 calendar days: Messrs. Fishman, Bradley, Heyman, Miller, and Ms. Zuraitis each respectively 906,123, 188,487, 75,000, 230,910, and 196,520; Messrs. Dasburg, Duberstein, Graev, Hodgson, Kling, Lawrence, MacColl, Nelson, Sprenger and Ms. Byrd and Ms. Dolan, each respectively 30,000, 22,692, 1,500, 24,000, 30,000, 0, 466,339, 30,000, 28,000, 4,500, and 4,500; and all directors and executive officers as a group 3,010,603. These shares are included in the totals shown for each individual and the group of all directors, director nominees and executive officers.

                           The following number of restricted shares are held by the Company under its stock incentive plan and non-employee director stock retainer plan, for the named executive officers and directors or director nominees: Mr. Fishman 30,068; Mr. Bradley 14,123; Mr. Heyman 9,123; Mr. Miller 10,100; Ms. Zuraitis 13,100; Messrs. Dasburg, Duberstein, Hodgson, Kling, Nelson and Sprenger 1,250 each. The number of shares of restricted stock held by all directors, director nominees and executive officers as a group is 124,744. Those directors and executive officers have sole voting power and no investment power with respect to those shares. These shares are included in the totals shown for each individual and the group of all directors, director nominees and executive officers.

                           Under the Company’s Stock Ownership Plan, the following number of shares of common stock have been allocated to the Employee Stock Ownership Plan (ESOP) accounts of the following executive officers: Mr. Miller 1,339; and all executive officers as a group 22,119. Employees (including executive officers) have sole voting power over shares allocated to their ESOP accounts. While investments generally are in the Company’s common stock, all employees are allowed to diversify into other investment options. These shares are included in the totals shown for each individual and the group of all directors, director nominees and executive officers.

                           Under the Company’s Directors’ Deferred Compensation Plan, participating non-employee directors are eligible to defer directors’ fees to, among others, a Company common stock equivalent account. Directors electing common stock equivalents have their deferred accounts credited with the number of common shares of the Company which could have been purchased with the fees on the date they were deferred. This is a “phantom” arrangement, and no common shares are actually purchased or held for any director’s account. However, dividends on phantom shares are credited to participating directors’ accounts, and the value of a participating director’s common stock account fluctuates with changes in the market value of the Company’s common stock. The following directors had the following number of phantom shares of common stock allocated to their deferred compensation accounts: Ms. Byrd 1,155; Mr. Dasburg 4,724; Mr. Duberstein 5,656; Mr. Graev 783; Mr. Hodgson 428; Mr. Kling 7,155; Mr. Lawrence 1,105; Mr. Nelson 5,671; and Mr. Sprenger 1,253. These phantom shares are not included in the totals shown above.

                           Under the Company’s Directors’ Deferred Stock Plan, non-employee directors receive an annual credit of $25,000 that is deemed invested, on the business day immediately following the annual meeting of shareholders, in the Company’s common stock based on the closing price of common stock on the date credited. In addition, all current non-employee directors serving on February 5, 2001 elected to transfer the value of their benefits under the Directors’ Retirement Plan to the Deferred Stock Plan, effective May 1, 2001. Dividends on the accumulated shares are deemed reinvested in additional shares. This is a “phantom” arrangement, and no common shares are actually held for any director’s account. Upon a director’s cessation of service, the accumulated shares in that director’s account will be distributed in the form of shares of the Company’s common stock. The following directors had the following number of phantom shares of common stock allocated to their Deferred Stock Plan accounts: Mr. Dasburg 25,052 shares; Ms. Dolan 1,903 shares; Mr. Duberstein 12,104 shares; Mr. Graev 1,299 shares; Mr. Hodgson 14,621 shares; Mr. Kling 35,229 shares; Mr. Lawrence 747 shares; Mr. Nelson 29,541 shares; Mr. Sprenger 21,562 shares. These phantom shares are not included in the totals shown above.

(7)          Under the Company’s Stock Ownership Plan, the following number of Series B convertible preferred shares have been allocated to the Preferred Stock Fund accounts of the following executive officers: Mr. Fishman 73; Mr. Bradley 187; Mr. Heyman 71; Mr. Miller 256; and Ms. Zuraitis 187; and all executive officers as a group 3,190 shares. Each share of Series B preferred stock is convertible into and votes as if it were eight shares of the Company’s common stock. These shares, as if converted to common stock, are included in the totals shown for each executive officer and for all executive officers as a group. Employees (including executive officers) have sole voting power and no investment power over shares allocated to their Preferred Stock accounts, except that a participant may, for a period of six years following the year in which the participant attains age 55, elect to diversify a portion of his/her Preferred Stock account into other investment options.

Equity Compensation Plan Information

The following table presents information related to securities to be issued upon the exercise of outstanding options, warrants and rights pursuant to equity compensation plans that have been approved by shareholders, as well as plans that have not been approved by shareholders, as of December 31, 2003.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	19,512,662	$38.57	8,905,599 (1)
Equity compensation plans not approved by security holders(2)	629,107	$39.36	—
Total	20,141,769	$38.60	8,905,599

(1)          Of the 8,905,599 shares remaining available at December 31, 2003, up to 5,258,306 could be issued as restricted stock.

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

In April 1998, the Company merged with USF&G Corporation (“USF&G”), and the outstanding options on USF&G stock were converted into options on the Company’s stock. At December 31, 2003, 595,331 stock options were outstanding pursuant to that conversion, of which 567,374 (with a weighted average exercise price of $38.64) related to plans approved by USF&G shareholders prior to the merger, and 27,957 (with a weighted average exercise price of $24.39) related to plans that had not been approved by USF&G shareholders prior to the merger. No additional options could be granted under those plans subsequent to the April 1998 merger. These options are not included in the preceding table.

Item 13.           Certain Relationships and Related Transactions.

None.

Item 14.           Principal Accountant Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by KPMG for the audit of the Company’s annual financial statements for 2003 and 2002, and fees billed for other services rendered by KPMG in those years.

	2003	2002
Audit services(1)	$6,145,156	$5,624,470
Audit related services(2)	$1,506,158	$2,138,034
Tax services(3)	$1,027,446	$1,052,910
All other services(4)	$59,494	$0

(1)          Both years include fees for audit of financial statements, reviews of quarterly financial statements and related reports, and reviews of registration statements and certain periodic reports filed with the Securities and Exchange Commission.

(2)          In 2003, primarily consists of fees for Sarbanes-Oxley Act documentation assistance, consultation related to financial accounting and reporting standards, review of regulatory filings, consultation on proposed transactions and audit work on benefit plans and funds, and other attestation and certification services. In 2002, consists primarily of fees for accounting consultation and audit work in connection with the Platinum Underwriters Holdings, Ltd. transaction and also includes fees for review of regulatory filings, work on proposed transactions and audit work on benefit plans and funds, and other attestation and certification services.

(3)          Both years include fees related to domestic and international tax planning, tax return preparation and assistance.

(4)          The audit committee of the Board of Directors considered whether providing the non-audit services shown in this table is compatible with maintaining KPMG’s independence.

The charter of the Audit Committee of the Board of Directors provides that the committee is responsible for pre-approving, or adopting appropriate procedures to pre-approve, all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. The committee has delegated the authority to grant such pre-approvals to the committee chair, which approvals are then reviewed by the full committee at its next regular meeting. Typically, however, the committee itself reviews the matters to be approved. The procedures for pre-approving all audit and non-audit services provided by the independent auditor include the committee reviewing, on a quarterly basis, a list of the specific categories of audit and audit-related services, tax services and other services that the independent auditor may provide and approving the provision of the described services by the independent auditor within specified dollar limits. Committee approval would be required to exceed the specified dollar limit for a particular category of services or to engage the independent auditor for any services not included in the pre-approved list of services. The committee periodically monitors the services rendered by and actual fees paid to the independent auditor to ensure that such services are within the parameters approved by the committee.

Part IV

Item 15.           Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)    Filed documents. The following documents are filed as part of this report:

1.	Financial Statements.
The St. Paul Companies, Inc. and Subsidiaries:
Consolidated Statements of Operations—Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income—Years Ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets—December 31, 2003 and 2002
Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Independent Auditors’ Report

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

3.	Exhibits. An Exhibit Index is included on page 220 this document.

Exhibit No.
(2)

The Formation and Separation Agreement between The St. Paul and Platinum Underwriters Holdings, Ltd., dated as of October 28, 2002, is incorporated by reference to Exhibit 2 of Platinum Underwriters Holdings, Ltd.’s October 23, 2002 amendment to its Registration Statement on Form S-1 (File No. 333-86906).

(3)	(a)	The current articles of incorporation of The St. Paul are incorporated by reference to Exhibit 3(a) of the Form 10-K for the year ended December 31, 1998.
	(b)	The current bylaws of The St. Paul are incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registration Statement on Form S-4 of The St. Paul filed on February 13, 2004.

(4)	(a)	A specimen certificate of The St. Paul’s common stock is incorporated by reference to Exhibit 4(a) of the Form 10-K for the year ended December 31, 1998.

There are no long-term debt instruments in which the total amount of securities authorized exceeds 10% of the total assets of The St. Paul and its subsidiaries on a consolidated basis. The St. Paul agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

(10)	(a)	The Senior Executive Performance Plan is filed herewith.
	(b)	The Employment Agreement dated October 10, 2001 between The St. Paul and Mr. Jay S. Fishman is incorporated by reference to Exhibit 10(b) of the Form 10-Q for the quarter ended September 30, 2001.
	(c)	The Employment Agreement dated November 5, 2001 between The St. Paul and Timothy M. Yessman is incorporated by reference to Exhibit 10(c) of the Form 10-K for the year ended December 31, 2002.
	(d)	The Retention Incentive Agreement dated May 20, 2002 between The St. Paul and John A. MacColl is incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended June 30, 2002.
	(e)	The Deferred Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(a) of the Form 10-K for the year ended December 31, 2000.
	(f)	The Amended and Restated 1994 Stock Incentive Plan is incorporated by reference to Exhibit 10(f) of the Form 10-K for the year ended December 31, 2001.
	(g)	The Directors’ Charitable Award Program, as Amended, is incorporated by reference to Exhibit 10(d) of the Form 10-K for the year ended December 31, 2000.
	(h)	The Amended and Restated Special Severance Policy is incorporated by reference to Exhibit 10(e) of the Form 10-K for the year ended December 31, 1998.
	(i)	The Amendment to the Amended and Restated Special Severance Policy is incorporated by reference to Exhibit 10(e) of the Form 10-K for the year ended December 31, 2000.
	(j)	The 1988 Stock Option Plan as in effect for options granted prior to June 1994, as amended, is incorporated by reference to Exhibit 10(c) of the Form 10-K for the year ended December 31, 1998.
	(k)	The Non-Employee Director Stock Retainer Plan is incorporated by reference to Exhibit 10(d) of the Form 10-K for the year ended December 31, 1998.
	(l)	The Annual Incentive Plan is incorporated by reference to the Proxy Statement relating to the 1999 Annual Meeting of Shareholders that was held on May 4, 1999.
	(m)	The Deferred Management Incentive Awards Plan is incorporated by reference to Exhibit 10(a) of the Form 10-K for the year ended December 31, 1997.
	(n)	The Directors’ Deferred Compensation Plan is incorporated by reference to Exhibit 10(b) of the Form 10-K for the year ended December 31, 1997.
	(o)	The Benefit Equalization Plan—1995 Revision is incorporated by reference to Exhibit 10(e) of the Form 10-K for the year ended December 31, 1997.
	(p)	First Amendment to Benefit Equalization Plan is incorporated by reference to Exhibit 10(f) of the Form 10-K for the year ended December 31, 1997.

	(q)	Executive Post-Retirement Life Insurance Plan—Summary Plan Description is incorporated by reference to Exhibit 10(g) of the Form 10-K for the year ended December 31, 1997.
	(r)	Executive Long-Term Disability Plan—Summary Plan Description is incorporated by reference to Exhibit 10(h) of the Form 10-K for the year ended December 31, 1997.
	(s)	The St. Paul Re Long-Term Incentive Plan is incorporated by reference to the Form S-8 Registration Statement filed March 17, 1998 (Commission File No. 333-48121).
	(t)	Agreement and Plan of Merger effective as of November 16, 2003 among The St. Paul, Adams Acquisition Corp. and Travelers Property Casualty Corp is filed herewith.
	(u)	The Employment Agreement dated April 18, 2002 between The St. Paul and William H. Heyman is filed herewith.
(11)		A statement regarding the computation of per share earnings is filed herewith.
(12)		A statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.
(21)		List of subsidiaries of The St. Paul Companies, Inc. is filed herewith.
(23)

Consent of independent auditors to incorporation by reference of certain reports into Registration Statements on Form S-8 (SEC File No. 33-23948, No. 33-24220, No. 33-24575, No. 33-26923, No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329, No. 333-25203, No. 333-28915, No. 333-48121, No. 333-50941, No. 333-50943, No. 333-67983, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-65728, No. 333-107698 and No. 333-107699), Form S-3 (SEC File No. 333-92466, No. 333-92466-01, No. 333-98525 and No. 333-98525-01) and Form S-4 (SEC File No. 333-111072) is filed herewith.

(24)		Power of attorney is filed herewith.
(31)	(a)	Rule 13a-14(a)/15d-14(a) certification by Jay S. Fishman is filed herewith.
	(b)	Rule 13a-14(a)/15d-14(a) Certification by Thomas A. Bradley is filed herewith.
(32)	(a)	Section 1350 certification by Jay S. Fishman is filed herewith.
	(b)	Section 1350 certification by Thomas A. Bradley is filed herewith.

(b)          Reports on Form 8-K.

(1)         A Form 8-K Current Report dated October 30, 2003 was furnished to the Securities and Exchange Commission related to announcement of The St. Paul’s consolidated financial results for the three months and nine months ended September 30, 2003.

(2)         A Form 8-K Current Report dated November 17, 2003 was filed with the Securities and Exchange Commission related to the announcement of The St. Paul’s proposed merger with Travelers Property Casualty Corp.

(3)         A Form 8-K Current Report dated January 23, 2004 was furnished to the Securities and Exchange Commission related to the pre-announcement of The St. Paul’s financial results for the three months and twelve months ended December 31, 2003, including the disclosure of a $350 million pretax charge related to Health Care reserves.

(4)         A Form 8-K Current Report dated January 28, 2004 was filed with the Securities and Exchange Commission related to the announcement of a U.S. Bankruptcy Court’s approval of The St. Paul’s Western MacArthur asbestos litigation settlement agreement.

(5)         A Form 8-K Current Report dated January 29, 2004 was furnished to the Securities and Exchange Commission related to the announcement of The St. Paul’s financial results for the three months and twelve months ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The St. Paul Companies, Inc.
(Registrant)
Date:	March 2, 2004	By	Bruce A. Backberg
Bruce A. Backberg
Senior Vice President and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Companies, Inc. and in the capacities and on the dates indicated.

Date:	March 2, 2004	By	Jay S. Fishman
Jay S. Fishman, Director, Chairman of the Board, Chief Executive Officer and President
Date:	March 2, 2004	By	Thomas A. Bradley
Thomas A. Bradley, Executive Vice President and Chief Financial Officer
Date:	March 2, 2004	By	John C. Treacy
John C. Treacy, Vice President and Corporate Controller (Principal Accounting Officer)
Date:	March 2, 2004	By	Carolyn H. Byrd
Carolyn H. Byrd*, Director
Date:	March 2, 2004	By	John H. Dasburg
John H. Dasburg*, Director
Date:	March 2, 2004	By	Janet M. Dolan
Janet M. Dolan*, Director
Date:	March 2, 2004	By	Kenneth M. Duberstein
Kenneth M. Duberstein*, Director
Date:	March 2, 2004	By	Lawrence G. Graev
Lawrence G. Graev*, Director
Date:	March 2, 2004	By	Thomas R. Hodgson
Thomas R. Hodgson*, Director
Date:	March 2, 2004	By	William H. Kling
William H. Kling*, Director
Date:	March 2, 2004	By	James A. Lawrence
James A. Lawrence*, Director

Date:	March 2, 2004	By	John A. MacColl
John A. MacColl*, Director, Vice Chairman And General Counsel
Date:	March 2, 2004	By	Glen D. Nelson, M.D.
Glen D. Nelson*, Director
Date:	March 2, 2004	By	Gordon M. Sprenger
Gordon M. Sprenger*, Director
Date:	March 2, 2004	*By	Bruce A. Backberg
Bruce A. Backberg, Attorney-in-fact

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders
The St. Paul Companies, Inc.:

Under date of January 29, 2004, we reported on the consolidated balance sheets of The St. Paul Companies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements we also have audited the related financial statement schedules I through V, as listed in the index in Item 15(a)2 of said Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules I through V, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 2001 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, as also described in the notes to the consolidated financial statements, in 2002 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 141, “Business Combinations” and the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and, as also described in the notes to the consolidated financial statements, in 2003 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Minneapolis, Minnesota	KPMG LLP
January 29, 2004	KPMG LLP

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003
(In millions)

	2003
	Cost*	Value*	Amount at which shown in the balance sheet
Type of investment:
Fixed maturities:
United States Government and government agencies and authorities	$738	$774	$774
States, municipalities and political subdivisions	3,911	4,225	4,225
Foreign governments	1,694	1,754	1,754
Corporate securities	5,960	6,307	6,307
Asset-backed securities	673	703	703
Mortgage-backed securities	2,616	2,693	2,693
Total fixed maturities	15,592	16,456	16,456
Equity securities:
Common stocks:
Public utilities	1	1	1
Banks, trusts and insurance companies	15	18	18
Industrial, miscellaneous and all other	130	152	152
Total equity securities	146	171	171
Venture capital	511	535	535
Real estate and mortgage loans**	844		838
Securities on loan	1,551	1,584	1,584
Other investments	887		887
Short-term investments	2,709		2,709
Total investments	$22,240		$23,180

*                    See Notes 1, 5, 6 and 7 to the consolidated financial statements included in our 2003 Annual Report to Shareholders.

**             The cost of real estate represents the cost of properties before valuation provisions. (See Schedule V herein).

THE ST. PAUL COMPANIES, INC. (Parent Only)
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET INFORMATION
December 31, 2003 and 2002
(In millions)

	2003	2002
Assets:
Investment in subsidiaries	$9,140	$8,800
Investments:
Fixed maturities	33	99
Equity securities	50	39
Short-term investments	44	26
Other investments	56	52
Cash	—	2
Deferred income taxes	381	386
Refundable income taxes	140	70
Intercompany loans receivable	160	376
Dividend receivable from affiliate	150	—
Other assets	174	216
Total assets	$10,328	$10,066
Liabilities:
Debt	$3,642	$3,866
Dividends payable to shareholders	66	66
Other liabilities	395	388
Total liabilities	4,103	4,320
Shareholders’ Equity:
Preferred:
Convertible preferred stock	98	105
Guaranteed obligation—PSOP	(23)	(40)
Total preferred shareholders’ equity	75	65
Common:
Common stock, authorized 480 shares; issued 228 shares (227 in 2002)	2,655	2,606
Retained earnings	2,874	2,473
Accumulated other comprehensive income:
Unrealized appreciation of investments	619	671
Unrealized gain (loss) on foreign currency translation	11	(68)
Unrealized loss on derivatives	(5)	(1)
Minimum pension liability adjustment	(4)	—
Total accumulated other comprehensive income	621	602
Total common shareholders’ equity	6,150	5,681
Total shareholders’ equity	6,225	5,746
Total liabilities and shareholders’ equity	$10,328	$10,066

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF INCOME INFORMATION
Years Ended December 31, 2003, 2002 and 2001
(In millions)

	2003	2002	2001
Revenues:
Net investment income	$8	$20	$26
Realized investment gains (losses)	14	(7)	24
Other	14	15	8
Total revenues	36	28	58
Expenses:
Interest expense	193	190	152
Administrative and other expenses	83	69	92
Total expenses	276	259	244
Loss before income tax benefit	(240)	(231)	(186)
Income tax benefit	(159)	(237)	(58)
Income (loss) from continuing operations—parent company only	(81)	6	(128)
Equity in net income (loss) of subsidiaries	780	243	(881)
Income (loss) from continuing operations before cumulative effect of accounting change	699	249	(1,009)
Cumulative effect of accounting change (net of taxes)	(21)	(6)	—
Income (loss) from continuing operations	678	243	(1,009)
Gain (loss) from discontinued operations (net of taxes)	(17)	(25)	(79)
Consolidated net income (loss)	$661	$218	$(1,088)

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS INFORMATION
Years Ended December 31, 2003, 2002 and 2001
(In millions)

	2003	2002	2001
Operating Activities:
Net income (loss)—parent only	$(81)	$6	$(128)
Cash dividends from subsidiaries	619	39	513
Net tax payments from (to) subsidiaries	82	(191)	305
Net federal income tax refund	2	142	111
Adjustments to reconcile net loss to net cash provided by operating activities:
Pretax realized investment (gains) losses	(14)	7	(24)
Provision for federal deferred tax expense (benefit)	7	(93)	168
Other changes in income taxes payable/refundable	(153)	(141)	(213)
Other	(30)	48	18
Cash provided (used) by operating activities	432	(183)	750
Investing Activities:
Purchases of investments	(80)	(94)	(155)
Proceeds from sales and maturities of investments	175	466	169
Capital contributions and repayment of loans to subsidiaries	(179)	(1,168)	(821)
Proceeds from sale of subsidiaries	30	18	—
Proceeds from payment of note receivable	—	70	—
Discontinued operations	(6)	(6)	(6)
Other	(5)	57	39
Cash used by investing activities	(65)	(657)	(774)
Financing Activities:
Dividends paid to shareholders	(272)	(253)	(245)
Proceeds from issuance of debt	—	941	467
Proceeds from issuance of company stock	—	413	—
Repayment and maturities of debt and preferred securities	(124)	(279)	(216)
Proceeds from issuance of preferred securities	—	—	575
Repurchase of common shares	(2)	(1)	(589)
Stock options exercised and other	29	14	39
Cash provided (used) by financing activities	(369)	835	31
Change in cash	(2)	(5)	7
Cash at beginning of year	2	7	—
Cash at end of year	—	$2	$7

See accompanying notes to condensed financial information.

THE ST. PAUL COMPANIES, INC. (Parent Only)
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

1.                 The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of this report.

Some data in the accompanying condensed financial information for the years 2002 and 2001 were reclassified to conform to the 2003 presentation.

2.                 Debt of the parent company consisted of the following (in millions):

	December 31
	2003	2002
	(In millions)
External:
5.75% senior notes	$499	$499
Medium-term notes	455	523
5.25% senior notes	443	443
Commercial paper	322	379
7.875% senior notes	250	249
8.125% senior notes	249	249
Zero coupon convertible notes	112	107
7.125% senior notes	80	80
Variable rate borrowings	64	64
Subtotal	2,474	2,593
Debt related to company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of The St. Paul(1):
7.6% St. Paul Capital Trust I	593	—
7.625% MMI Capital Trust I	125	—
8.5% USF&G Capital Trust I	56	—
8.47% USF&G Capital Trust II	81	—
8.312% USF&G Capital Trust III	73	—
Subtotal	928	—
Fair value of interest rate swap agreements	46	65
Subtotal—external debt	3,448	2,658
Intercompany (eliminated in consolidation):
Subordinated debentures	—	928
Guaranteed Preferred Stock Ownership Plan debt	23	40
Notes payable to subsidiaries	171	240
Subtotal—intercompany debt	194	1,208
Total debt	$3,642	$3,866

(1)          Prior to 2003, this debt was eliminated in consolidation. See Note 10 to the consolidated financial statements included in Item 8 of this report for further information on debt outstanding at December 31, 2003, including a discussion of the de-consolidation of five business trusts that issued mandatorily redeemable preferred securities to investors.

The amount of debt, other than commercial paper and debt eliminated in consolidation, that becomes due during each of the next five years is as follows: 2004; $55 million; 2005, $429 million; 2006, $59 million; 2007, $1,015 million; and 2008, $450 million.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	December 31,
	Deferred policy acquisition expenses	Gross loss and loss adjustment expense reserves	Gross unearned premiums
2003
Property-Liability Insurance:
Ongoing operations:
Specialty Commercial:
Specialty	$166	$3,902	$1,368
Surety and Construction	141	2,051	754
International and Lloyd’s	173	1,720	762
Total Specialty Commercial	480	7,673	2,884
Commercial Lines	211	3,296	1,193
Total Ongoing Insurance Operations	691	10,969	4,077
Runoff operations:
Other:
Health Care	2	1,892	7
Reinsurance	1	3,994	83
Other	1	2,396	37
Total Other	4	8,282	127
Discontinued operations	—	175	—
Total	$695	$19,426	$4,204
2002
Property-Liability Insurance:
Ongoing operations:
Specialty Commercial:
Specialty	$143	$3,511	$1,176
Surety and Construction	153	2,055	751
International and Lloyd’s	49	2,152	559
Total Specialty Commercial	345	7,718	2,486
Commercial Lines	162	3,889	1,030
Total Ongoing Insurance Operations	507	11,607	3,516
Runoff operations:
Other:
Health Care	4	2,521	47
Reinsurance	16	4,337	231
Other	5	3,811	8
Total Other	25	10,669	286
Discontinued operations	—	350	—
Total	$532	$22,626	$3,802

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Premiums earned	Net investment income	Insurance losses, loss adjustment expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
2003
Property-Liability Insurance:
Ongoing operations:
Specialty Commercial:
Specialty	$2,103	$—	$1,248	$377	$149	$2,298
Surety and Construction	1,248	—	971	335	149	1,234
International and Lloyd’s	1,145	—	702	263	145	1,332
Total Specialty Commercial	4,496	—	2,921	975	443	4,864
Commercial Lines	2,216	—	1,306	473	249	2,461
Total Ongoing Insurance Operations	6,712	—	4,227	1,448	692	7,325
Runoff Operations
Other:
Health Care	62	—	438	7	7	23
Reinsurance	190	—	124	72	1	132
Other	75	—	399	37	38	60
Total Other	327	—	961	116	46	215
Net investment income	—	1,115	—	—	—	—
Total	$7,039	$1,115	$5,188	$1,564	$738	$7,540
2002
Property-Liability Insurance:
Ongoing operations:
Specialty Commercial:
Specialty	$1,719	$—	$1,121	$313	$127	$1,825
Surety and Construction	1,141	—	949	365	129	1,266
International and Lloyd’s	806	—	483	217	20	881
Total Specialty Commercial	3,666	—	2,553	895	276	3,972
Commercial Lines	1,857	—	1,140	527	111	1,955
Total Ongoing Insurance Operations	5,523	—	3,693	1,422	387	5,927
Runoff Operations
Other:
Health Care	474	—	554	70	(2)	172
Reinsurance	1,070	—	771	106	172	751
Other	435	—	977	77	146	287
Total Other	1,979	—	2,302	253	316	1,210
Net investment income	—	1,161	—	—	—	—
Total	$7,502	$1,161	$5,995	$1,675	$703	$7,137
2001
Property-Liability Insurance:
Ongoing operations:
Specialty Commercial:
Specialty	$1,327	$—	$987	$206	$157	$1,474
Surety and Construction	926	—	614	296	105	973
International and Lloyd’s	637	—	672	170	143	717
Total Specialty Commercial	2,890	—	2,273	672	405	3,164
Commercial Lines	1,551	—	1,179	411	175	1,697
Total Ongoing Insurance Operations	4,441	—	3,452	1,083	580	4,861
Runoff Operations
Other:
Health Care	693	—	1,457	125	70	661
Reinsurance	1,593	—	1,922	347	120	1,677
Other	682	—	648	147	50	696
Total Other	2,968	—	4,027	619	240	3,034
Net investment income	—	1,199	—	—	—	—
Total	$7,409	$1,199	$7,479	$1,702	$820	$7,895

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
SCHEDULE IV—REINSURANCE
Years Ended December 31, 2003, 2002 and 2001
(In millions)

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Property-liability insurance premiums earned:
2003	$7,978	$2,454	$1,515	$7,039	21.5%
2002	$7,569	$2,388	$2,321	$7,502	30.9%
2001	$6,656	$2,098	$2,851	$7,409	38.5%

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(In millions)

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance at end of year
2003
Real estate valuation adjustment	$6	—	—	—	$6
Allowance for uncollectible:
Agency loans	$2	—	—	—	$2
Premiums receivable from underwriting activities	$38	7	(1)	10	$34
Reinsurance	$122	104	—	92	$134
Deductibles	$37	—	—	2	$35
2002
Real estate valuation adjustment	$6	—	—	—	$6
Allowance for uncollectible:
Agency loans	$3	—	—	1	$2
Premiums receivable from underwriting activities	$44	12	—	18	$38
Reinsurance	$100	48	—	26	$122
Deductibles	$30	7	—	—	$37
2001
Real estate valuation adjustment	$6	—	—	—	$6
Allowance for uncollectible:
Agency loans	$3	—	—	—	$3
Premiums receivable from underwriting activities	$37	18	—	11	$44
Reinsurance	$31	67	2	—	$100
Deductibles	$21	9	—	—	$30

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
	(a) Articles of Incorporation***
	(b) By-laws***
(4)	Instruments defining the rights of security holders, including indentures
	(a) Specimen Common Stock Certificate***
(9)	Voting trust agreements**
(10)	Material contracts
	(a) The Senior Executive Performance Plan*	(1)
	(b) Employment Agreement dated October 10, 2001 between The St. Paul and Mr. Jay S. Fishman***
	(c) Employment Agreement dated November 5, 2001 between The St. Paul and Mr. Timothy M. Yessman***
	(d) Retention Incentive Agreement dated May 20, 2002 between The St. Paul and John A. MacColl***
	(e) Deferred Stock Plan for Non-Employee Directors***
	(f) The Amended and Restated 1994 Stock Incentive Plan***
	(g) The Directors’ Charitable Award Program, as Amended***
	(h) The Amended and Restated Special Severance Policy***
	(i) Amendment to the Amended and Restated Special Severance Policy***
	(j) 1988 Stock Option Plan***
	(k) Non-Employee Director Stock Retainer Plan***
	(l) The Annual Incentive Plan***
	(m) The Deferred Management Incentive Awards Plan***
	(n) The Directors’ Deferred Compensation Plan***
	(o) Benefit Equalization Plan—1995 Revision***.
	(p) First Amendment to Benefit Equalization Plan—1995 Revision***
	(q) Executive Post-Retirement Life Insurance Plan—Summary Plan Description***.
	(r) Executive Long-Term Disability Plan—Summary Plan Description***
	(s) The St. Paul Re Long-Term Incentive Plan***
	(t) Agreement and Plan of Merger effective as of November 16, 2003 among The St. Paul, Adams Acquisition Corp. and Travelers Property Casualty Corp.*	(1)
	(u) The Employment Agreement dated April 18, 2002 between The St. Paul and William H. Heyman*	(1)
(11)	Statements re computation of per share earnings*	(1)
(12)	Statements re computation of ratios*	(1)
(13)	Annual report to security holders**
(16)	Letter re change in certifying accountant**
(18)	Letter re change in accounting principles**
(21)	Subsidiaries of The St. Paul*	(1)
(22)	Published report regarding matters submitted to vote of security holders**
(23)	Consents of experts and counsel
	(a) Consent of KPMG LLP*	(1)
(24)	Power of attorney*	(1)
(31)	Rule 13a-14(a)/15d-14(a) certifications
	(a) Certification by Jay S. Fishman*	(1)
	(b) Certification by Thomas A. Bradley*	(1)
(32)	Section 1350 certifications
	(a) Certification by Jay S. Fishman*	(1)
	(b) Certification by Thomas A. Bradley*	(1)
(99)	Additional exhibits**

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