Form 10-Q
period 2004-03-31
ST PAUL TRAVELERS COMPANIES INC
filed 2004-05-10
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-10898

THE ST. PAUL TRAVELERS COMPANIES, INC.

 (Exact name of Registrant as specified in its charter)

Minnesota	41-0518860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 Washington St., Saint Paul, MN	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(651) 310-7911

Not Applicable

(Former name, former address and
former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, without par value, outstanding at May 4, 2004, was 667,102,256.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Part 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except shares and per share data)

For the three months ended March 31,	2004	2003

Revenues
Premiums	$3,338.5	$2,978.6
Net investment income	618.9	455.9
Fee income	172.4	136.3
Net realized investment gains (losses)	(41.9)	6.5
Other revenues	39.6	25.7
Total revenues	4,127.5	3,603.0

Claims and expenses
Claims and claim adjustment expenses	2,280.8	2,287.9
Amortization of deferred acquisition costs	525.7	462.7
Interest expense	36.3	51.7
General and administrative expenses	467.3	393.4
Total claims and expenses	3,310.1	3,195.7

Income before federal income taxes and minority interest	817.4	407.3
Federal income taxes	226.6	89.8
Minority interest, net of tax	3.6	(22.5)
Net income	$587.2	$340.0

Net income per share
Basic	$1.35	$0.78
Diluted	1.34	0.78

Weighted average number of common shares outstanding – basic	434.6	434.5
Weighted average number of common shares outstanding and common stock equivalents – diluted	437.2	436.7

See notes to condensed consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, except shares and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets
Fixed maturities, available for sale at fair value (including $8.6 and $696.4 subject to securities lending and repurchase agreements) (amortized cost $32,133.5 and $31,478.3)	$33,939.1	$33,045.5
Equity securities, at fair value (cost $633.6 and $672.3)	708.5	732.6
Mortgage loans	179.0	210.8
Real estate held for sale	1.5	1.5
Short-term securities	1,914.8	2,138.3
Trading securities, at fair value	55.7	57.2
Other investments	2,444.1	2,467.0
Total investments	39,242.7	38,652.9

Cash	139.7	352.1
Investment income accrued	391.3	361.8
Premium balances receivable	4,101.0	4,089.5
Reinsurance recoverables	10,934.7	11,173.9
Deferred acquisition costs	987.7	964.9
Deferred federal income taxes	607.1	677.9
Contractholder receivables	3,233.8	3,120.7
Goodwill	2,411.5	2,411.5
Receivables for investment sales	82.4	182.4
Other assets	2,938.0	2,884.4
Total assets	$65,069.9	$64,872.0

Liabilities
Claims and claim adjustment expense reserves	$34,668.2	$34,572.6
Unearned premium reserves	7,261.5	7,110.8
Contractholder payables	3,233.8	3,120.7
Long-term debt	1,756.4	1,756.0
Convertible junior subordinated notes payable	868.9	868.7
Convertible notes payable	49.8	49.8
Payables for investment purchases	452.4	531.2
Payables for securities lending and repurchase agreements	8.7	711.0
Other liabilities	4,096.4	4,164.5
Total liabilities	52,396.1	52,885.3

Shareholders’ equity
Common stock:
Class A, 650.1 million shares authorized, 223.1 million and 221.1 million issued, and 220.7 million and 219.2 million outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Class B, 650.1 million shares authorized, 216.7 million issued, and 216.6 million outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	8,778.8	8,715.3
Retained earnings	2,795.7	2,290.2
Accumulated other changes in equity from nonowner sources	1,248.2	1,085.5
Treasury stock, at cost (2.5 million and 2.0 million shares)	(90.9)	(74.4)
Unearned compensation	(58.0)	(29.9)
Total shareholders’ equity	12,673.8	11,986.7
Total liabilities and shareholders’ equity	$65,069.9	$64,872.0

See notes to condensed consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2004	2003

Common stock and additional paid-in capital
Balance, beginning of period	$8,715.3	$8,628.4
Net shares issued under employee stock-based compensation plans	63.5	42.7
Other	—	(3.1)
Balance, end of period	8,778.8	8,668.0

Retained earnings
Balance, beginning of period	2,290.2	880.5
Net income	587.2	340.0
Dividends	(81.7)	(61.5)
Balance, end of period	2,795.7	1,159.0

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of period	1,085.5	656.6
Net unrealized gain on investment securities, net of reclassification adjustment	164.4	137.2
Other	(1.7)	5.2
Balance, end of period	1,248.2	799.0

Treasury stock (at cost)
Balance, beginning of period	(74.4)	(4.9)
Net shares issued under employee stock-based compensation plans	(16.5)	(10.3)
Balance, end of period	(90.9)	(15.2)

Unearned compensation
Balance, beginning of period	(29.9)	(23.3)
Net shares issued under restricted stock employee stock-based compensation plans	(34.8)	(33.2)
Restricted stock amortization	6.7	6.4
Balance, end of period	(58.0)	(50.1)
Total shareholders’ equity	$12,673.8	$10,560.7

Common shares outstanding
Balance, beginning of period	435.8	435.1
Net shares issued under employee stock-based compensation plans	1.5	1.0
Balance, end of period	437.3	436.1

See notes to condensed consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2004	2003

Cash flows from operating activities
Net income	$587.2	$340.0
Adjustments to reconcile net income to net cash provided by operating activities
Net realized investment gains (losses)	41.9	(6.5)
Depreciation and amortization	25.0	10.3
Deferred federal income taxes (benefit)	(17.1)	454.3
Amortization of deferred policy acquisition costs	525.7	462.7
Premium balances receivable	(11.5)	(87.2)
Reinsurance recoverables	239.2	23.8
Deferred acquisition costs	(548.5)	(480.4)
Claims and claim adjustment expense reserves	95.6	65.0
Unearned premium reserves	150.7	215.6
Trading account activities	1.5	(1.8)
Recoveries from former affiliate	—	360.7
Other	(309.2)	(463.8)
Net cash provided by operating activities	780.5	892.7

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	864.7	915.3
Mortgage loans	4.0	3.6
Proceeds from sales of investments
Fixed maturities	2,157.6	2,076.8
Equity securities	68.0	70.2
Mortgage loans	29.4	—
Purchases of investments
Fixed maturities	(3,676.0)	(3,609.8)
Equity securities	(27.9)	(2.9)
Mortgage loans	(1.5)	(4.9)
Short-term securities, (purchases) sales, net	223.5	(209.9)
Other investments, net	107.0	45.1
Securities transactions in course of settlement	(680.9)	(646.1)
Net cash used in investing activities	(932.1)	(1,362.6)

Cash flows from financing activities
Issuance of short-term debt	—	549.5
Repurchase of short-term debt	—	(75.0)
Issuance of long-term debt	—	1,381.9
Payment of long-term debt	—	(550.0)
Payment of note payables to former affiliate	—	(700.0)
Issuance of common stock-employee stock options	28.7	8.2
Treasury stock acquired - net shares issued under employee stock-based compensation plans	(8.9)	(2.3)
Dividends to shareholders	(80.6)	(60.5)
Payment of dividend on subsidiary’s preferred stock	—	(1.3)
Transfer of employee benefit obligations to former affiliates	—	(22.7)
Net cash provided by (used in) financing activities	(60.8)	527.8

Net increase (decrease) in cash	(212.4)	57.9
Cash at beginning of period	352.1	92.2
Cash at end of period	$139.7	$150.1

Supplemental disclosure of cash flow information
Income taxes paid	$108.3	$36.8
Interest paid	$46.9	$42.3

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              GENERAL

The interim condensed consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC has become a wholly owned subsidiary of The St. Paul Travelers Companies, Inc.  For accounting purposes, this transaction will be accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, the transaction will be accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  Effective with periods beginning on and after April 1, 2004, the results of operations and financial condition of SPC will be consolidated with the Company.

The accompanying interim condensed consolidated financial statements of the Company include only the accounts of TPC and its subsidiaries.  These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the TPC Form 10-K and the SPC Form 10-K for the year ended December 31, 2003.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

See Part II - Item 5 “Other Information” in this Form 10-Q with respect to the results of operations and financial condition of SPC as of and for the period ended March 31, 2004.

2.              ADOPTION OF NEW ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  FIN 46R separates entities into two groups:  (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation.  FIN 46R clarifies how to identify a variable interest entity (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.  A company that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements.  FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary).

FIN 46R is effective for public companies that have interests in VIEs that are considered special-purpose entities for periods ending after December 15, 2003.  Application by public companies for all other types of entities is required for periods ending after March 15, 2004.  The Company chose to adopt FIN 46R effective December 31, 2003.

The adoption of FIN 46R did not have any impact on the Company’s consolidated financial condition or results of operations as no consolidation was required.  However, the Company holds interests in hedge fund investments that are considered significant VIEs under FIN 46R, and the hedge funds are accounted for under the equity method of accounting and are included in other invested assets in the condensed consolidated balance sheet.

Hedge funds are unregistered private partnerships, funds or pools that may invest and trade in many different markets, using a variety of strategies and instruments (including securities, non-securities and derivatives).  The five hedge funds that were determined to be significant VIEs have a total value for all investors combined of approximately $516.8 million at March 31, 2004.  The Company’s share of these funds has a carrying value of approximately $104.1 million at March 31, 2004.  The Company’s involvement with these funds began in the second quarter of 2001.  There are various purposes for the Company’s involvement in these funds, including but not limited to the following:

•                  To seek capital appreciation by investing and trading in securities, including without limitation, investments in common stock, bonds, notes, debentures, investment contracts, partnership interests, options and warrants.

•                  To buy and sell U.S. and non-U.S. assets with a primary focus on a diversified pool of structured mortgage and asset-backed securities offering attractive and relative value.

•                  To exploit arbitrage opportunities in a broad range of equity and fixed income markets.

The Company does not have any unfunded commitments associated with these hedge fund investments, and its exposure to loss is limited to the investment carrying amounts reported in the condensed consolidated balance sheet.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148), an amendment to FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminates the use of the original FAS 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of FAS 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement beginning with year-end 2002 reporting.  The transition provisions of this statement apply upon adoption of the FAS 123 fair value based method.

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock-based compensation plans as defined in FAS 123. FAS 123 indicates that the fair value based method is the preferred method of accounting.  The Company has elected to use the prospective recognition transition alternative of FAS 148. Under this alternative only the awards granted, modified, or settled after January 1, 2003 will be accounted for in accordance with the fair value method.  The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

The weighted average number of common shares outstanding applicable to basic and diluted earnings per share have been restated to reflect the exchange of TPC common stock for an equivalent number of shares of the Company’s common stock.  See note 3.  The effect of applying the fair value based method to all outstanding and unvested stock-based employee awards is as follows:

(for the three months ended March 31, in millions, except per share data)	2004	2003
Net income, as reported	$587.2	$340.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	5.2	4.3
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(11.6)	(18.0)

Net income, pro forma	$580.8	$326.3

Earnings per share
Basic – as reported	$1.35	$0.78
Basic – pro forma	1.34	0.75
Diluted – as reported	1.34	0.78
Diluted – pro forma	1.33	0.75

(1)          Represents compensation expense on all restricted stock awards and on stock option awards granted after January 1, 2003.

(2)          Includes the compensation expense added back in (1).

3.              SUBSEQUENT EVENT

On April 1, 2004, each share of TPC class A (including the associated preferred stock purchase rights) and class B common stock was exchanged for 0.4334 of a share of the Company’s common stock.  Share and per share amounts for all periods presented have been restated to reflect the exchange of TPC’s $.01 par common stock for the Company’s common stock without designated par value.  Common stock and additional paid-in capital in the condensed consolidated balance sheet were also restated to give effect to the difference in par value of the exchanged shares.  Cash was paid in lieu of fractional shares of the Company’s common stock.  Immediately following consummation of the merger, historical TPC shareholders held approximately 66% of the Company’s common stock.

The stock price used in determining the purchase price is based on an average of the closing prices of SPC common stock for the two trading days before through the two trading days after SPC and TPC announced their merger agreement on November 17, 2003.  The purchase price also includes the fair value of the SPC stock options, the fair value adjustment to SPC’s preferred stock and other costs of the transaction.  The purchase price was approximately $8.8 billion.

The primary reasons for the acquisition are, among other things, a) to create a stronger company that will provide significant benefits to shareholders and to customers alike; b) to capitalize on a common strategic focus on delivering the highest value to customers, agents and brokers and, working together, to expand future opportunities and capture new efficiencies; and c) to strengthen the combined company’s position as a leading provider of property and casualty insurance products.

4.              SEGMENT INFORMATION

(at and for the three months ended March 31, in millions)	Commercial Lines	Personal Lines	Total Reportable Segments

2004
Revenues
Premiums	$2,041.5	$1,297.0	$3,338.5
Net investment income	474.1	144.8	618.9
Fee income	172.4	—	172.4
Other revenues	15.8	23.7	39.5
Total operating revenues	$2,703.8	$1,465.5	$4,169.3

Operating income (1)	$401.8	$237.1	$638.9
Assets	54,516.5	10,124.7	64,641.2

2003
Revenues
Premiums	$1,840.3	$1,138.3	$2,978.6
Net investment income	365.7	89.4	455.1
Fee income	136.3	—	136.3
Other revenues	3.3	21.6	24.9
Total operating revenues	$2,345.6	$1,249.3	$3,594.9

Operating income (1)	$260.9	$112.5	$373.4
Assets	55,089.8	9,044.1	64,133.9

(1)          Operating income equals net income excluding the after-tax impact of net realized investment gains (losses).

Business Segment Reconciliations

(at and for the three months ended, March 31, in millions)	2004	2003

Revenue reconciliation
Earned premiums
Commercial Lines:
Commercial multi-peril	$593.5	$532.4
Workers’ compensation	331.8	279.8
Commercial automobile	358.5	349.0
Property	299.5	269.9
Fidelity and surety	152.3	133.6
General liability	305.9	275.6
Total Commercial Lines	2,041.5	1,840.3
Personal Lines:
Automobile	782.0	706.2
Homeowners and other	515.0	432.1
Total Personal Lines	1,297.0	1,138.3
Total earned premiums	3,338.5	2,978.6
Net investment income	618.9	455.1
Fee income	172.4	136.3
Other revenues	39.5	24.9
Total operating revenues for reportable segments	4,169.3	3,594.9
Interest Expense and Other	.1	1.6
Net realized investment gains (losses)	(41.9)	6.5

Total consolidated revenues	$4,127.5	$3,603.0

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$638.9	$373.4
Interest Expense and Other	(24.5)	(34.9)
Total operating income	614.4	338.5
Net realized investment gains (losses)	(27.2)	1.5

Total consolidated net income	$587.2	$340.0

Asset reconciliation
Total assets for reportable segments	$64,641.2	$64,133.9
Other assets	428.7	1,250.1

Total consolidated assets	$65,069.9	$65,384.0

5.              INVESTMENTS

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2004, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$7,502.8	$315.3	$1.7	$7,816.4
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,337.6	55.3	.9	1,392.0
Obligations of states, municipalities and political subdivisions	15,134.3	892.5	16.1	16,010.7
Debt securities issued by foreign governments	250.9	22.6	.5	273.0
All other corporate bonds	7,665.9	539.4	17.1	8,188.2
Redeemable preferred stock	242.0	19.6	2.8	258.8
Total	$32,133.5	$1,844.7	$39.1	$33,939.1

	Amortized	Gross Unrealized		Fair
(at December 31, 2003, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$7,497.4	$248.4	$8.5	$7,737.3
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,343.1	41.1	0.2	1,384.0
Obligations of states, municipalities and political subdivisions	14,616.1	813.5	2.3	15,427.3
Debt securities issued by foreign governments	242.7	15.6	2.1	256.2
All other corporate bonds	7,537.2	475.0	26.8	7,985.4
Redeemable preferred stock	241.8	15.6	2.1	255.3
Total	$31,478.3	$1,609.2	$42.0	$33,045.5

The cost and fair value of investments in equity securities were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2004, in millions)	Cost	Gains	Losses	Value

Common stocks	$54.0	$23.0	$.9	$76.1
Nonredeemable preferred stocks	579.6	61.5	8.7	632.4
Total	$633.6	$84.5	$9.6	$708.5

(at December 31, 2003, in millions)

Common stocks	$70.9	$18.8	$1.0	$88.7
Nonredeemable preferred stocks	601.4	52.8	10.3	643.9
Total	$672.3	$71.6	$11.3	$732.6

Impairments

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.  Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.  Additionally, for certain securitized financial assets with contractual cash flows (including asset-back securities), EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security.  If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.  A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms.  Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period.  Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover the cost prior to the expected date of sale.

The Company’s process for reviewing invested assets for impairments during any quarter includes the following:

•                  Identification and evaluation of investments which have possible indications of impairment;

•                  Analysis of investments with gross unrealized investment losses that have fair values less than 80% of amortized cost during successive quarterly periods over a rolling one-year period;

•                  Review of investment advisor(s) recommendations for other-than-temporary impairments based on the investee’s current financial condition, liquidity, near-term recovery prospects and other factors, as well as consideration of other investments that were not recommended for other-than-temporary impairments;

•                  Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment; and

•                  Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

The gross unrealized investment losses and related fair value for fixed maturities and equity securities available for sale at March 31, 2004 were as follows:

	Less than 12 months		12 months or longer		Total
(at March 31, 2004, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities- CMOs and pass-through securities	$220.6	$1.7	$.5	$—	$221.1	$1.7
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	144.3	.9	—	—	144.3	.9
Obligations of states, municipalities and political subdivisions	1,114.7	15.8	13.5	.3	1,128.2	16.1
Debt securities issued by foreign governments	19.1	.2	1.3	.3	20.4	.5
All other corporate bonds	723.0	10.4	95.7	6.7	818.7	17.1
Redeemable preferred stock	8.0	1.0	24.9	1.8	32.9	2.8
Total fixed maturities	2,229.7	30.0	135.9	9.1	2,365.6	39.1
Equity securities
Common stocks	1.8	.9	1.1	—	2.9	.9
Nonredeemable preferred stocks	7.5	.7	21.2	8.0	28.7	8.7
Total equity securities	9.3	1.6	22.3	8.0	31.6	9.6
Total temporarily impaired securities	$2,239.0	$31.6	$158.2	$17.1	$2,397.2	$48.7

Impairment charges included in net realized investment gains (losses) were as follows:

(for the three months ended March 31, in millions)	2004	2003

Fixed maturities	$6.2	$41.2
Equity securities	2.8	0.1
Real estate and other	2.1	16.9

Total	$11.1	$58.2

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of the Company’s management of exposure to changes in interest rates.  The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker.  The notional value of the open U.S. Treasury futures contracts was $1.463 billion at March 31, 2004.  These derivative instruments are not designated and do not qualify as hedges under Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” rules and as such the daily mark-to-market settlement is reflected in net realized investment gains (losses).

6.              INTANGIBLE ASSETS

The Company had customer-related intangible assets with a gross carrying amount of $530.2 million and $555.1 million as of March 31, 2004 and December 31, 2003, respectively, and with accumulated amortization of $145.4 million and $133.1 million as of March 31, 2004 and December 31, 2003, respectively, which are included in other assets in the condensed consolidated balance sheet.  Amortization expense was $12.3 million and $8.9 million for the three months ended March 31, 2004 and 2003, respectively.  Intangible assets amortization expense is estimated to be $33.1 million for the remainder of 2004, $42.1 million in 2005, $40.9 million in 2006 and 2007, $37.6 million in 2008 and $29.6 million in 2009.

7.              CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources are as follows:

(for the three months ended March 31, in millions)	2004	2003

Net income	$587.2	$340.0
Net unrealized gain (loss) on investment securities	164.4	137.2
Other (1)	(1.7)	5.2
Total changes in equity from nonowner sources	$749.9	$482.4

(1)          Includes foreign currency translation adjustments.

8.              EARNINGS PER SHARE (EPS)

EPS has been computed in accordance with Financial Accounting Standards No. 128, “Earnings per Share.”  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  The computation of diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares which are assumed to be issued under the Company’s 2002 Stock Incentive Plan.  Excluded from the computation of diluted EPS were 16.7 million of potentially dilutive shares related to convertible junior subordinated notes because the contingency conditions for their issuance have not been satisfied (see note 8 of TPC’s Form 10-K for the year ended December 31, 2003).  For the three months ended March 31, 2004 and 2003, there was no significant effect on EPS from potentially dilutive securities.

The weighted average number of common shares outstanding applicable to basic and diluted EPS have been restated to reflect the exchange of TPC common stock for an equivalent number of shares of the Company’s common stock.  The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(For the three months ended March 31, in millions, except per share amounts)	2004	2003

Net income available to common shareholders for basic EPS (numerator)	$587.2	$340.0
Effect of dilutive securities	—	—
Net income available to common shareholders for diluted EPS (numerator)	$587.2	$340.0

Weighted average common shares outstanding applicable to basic EPS (denominator)	434.6	434.5
Effect of dilutive shares	2.6	2.2
Adjusted weighted average common shares outstanding applicable to diluted EPS (denominator)	437.2	436.7

Net income per share
Basic	$1.35	$0.78
Diluted	1.34	0.78

9.              CAPITAL AND DEBT

Long-term debt and convertible notes payable outstanding were as follows:

(in millions)	March 31, 2004	December 31, 2003

6.75% Notes due 2006	$150.0	$150.0
3.75% Notes due 2008	400.0	400.0
7.81% Notes various due dates through 2011	24.0	24.0
5.00% Notes due 2013	500.0	500.0
7.75% Notes due 2026	200.0	200.0
6.375% Notes due 2033	500.0	500.0
4.50% Convertible junior subordinated notes due 2032	892.5	892.5
6.00% Convertible notes payable due 2032	49.8	49.8
	2,716.3	2,716.3
Debt issuance costs	(41.2)	(41.8)
Total	$2,675.1	$2,674.5

In December 2002, TPC entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a promissory note due in January 2004.  The promissory note carried a variable interest rate of LIBOR plus 25 basis points per annum.  On February 5, 2003, TPC issued $550.0 million of floating rate notes due in February 2004, which was included in short-term debt in the condensed consolidated balance sheet.  The proceeds from these notes were used to prepay the $550.0 million due on the promissory note.  The floating rate notes also carried a variable interest rate of LIBOR plus 25 basis points per annum.  On March 14, 2003 and June 17, 2003, TPC repurchased $75.0 million and $24.0 million, respectively, of the floating rate notes at par plus accrued interest.  The remaining $451.0 million were repaid on September 5, 2003.

On March 11, 2003, TPC issued $1.400 billion of senior notes comprising $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033.  The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness.  TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates.  The net proceeds from the sale of these notes were contributed to its primary subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI), so that TIGHI could prepay and refinance $500.0 million of 3.60% indebtedness to Citigroup Inc., TPC’s former parent, and to redeem $900.0 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts.  These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

These senior notes were sold to qualified institutional buyers as defined under Rule 144A under the Securities Act of 1933 (the Securities Act) and outside the United States in reliance on Regulation S under the Securities Act.  Accordingly, the notes (the restricted notes) were not registered under the Securities Act or any state securities laws and could not be transferred or resold except pursuant to certain exemptions.  As part of this offering, TPC agreed to file a registration statement under the Securities Act to permit the exchange of the notes for registered notes (the Exchange Notes) having terms identical to those of the senior notes described above (Exchange Offer).  On April 14, 2003, TPC initiated the Exchange Offer pursuant to a Form S-4 that was filed with the Securities and Exchange Commission.  Accordingly, each series of Exchange Notes has been registered under the Securities Act, and the transfer restrictions and registration rights relating to the restricted notes do not apply to the Exchange Notes.

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, Inc.: (i) a $250.0 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364-Day Line of Credit and, together with the 45-Month Line of Credit, the Lines of Credit).  TPC did not extend the 364-Day Line of Credit which expired on April 15, 2004.  Borrowings under the 45- Month Line of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin.  The 45-Month Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee.  The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings.  Each Line of Credit requires TPC to comply with various covenants, including the maintenance of minimum statutory capital and surplus of $5.5 billion and a maximum ratio of total consolidated debt to total capital of 45%.  At March 31, 2004, the Company was in compliance with these financial covenants.  In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC.  The April 1, 2004 merger with SPC constituted such a change in control of TPC; however, the Company has obtained a waiver from Citibank of the event of default that otherwise would have occurred in connection with the SPC merger.  There were no amounts outstanding under the Lines of Credit at March 31, 2004.

On April 1, 2004, The St. Paul Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and TIGHI.  The guarantees pertain to the $400.0 million 3.75% Notes due 2008, the $500.0 million 5.00% Notes due 2013, the $500.0 million 6.375% Notes due 2033, the $150.0 million 6.75% Notes due 2006, the $200.0 million 7.75% Notes due 2026 and the $892.5 million 4.5% Convertible Notes due 2032.

On January 22, 2004 and January 23, 2003, TPC, through its Capital Accumulation Program (CAP), issued 847,593 and 842,368 shares, respectively, of class A common stock in the form of restricted stock to participating officers and other key employees.  The fair value per share of the class A common stock was $41.35 and $37.33, respectively.  The shares issued and the fair value of the class A common stock have been restated to reflect the exchange of TPC common stock for an equivalent number of shares of the Company’s stock.  The restricted stock generally vests after a three-year period.  Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period.  The unamortized unearned compensation expense associated with these awards is included as unearned compensation as a separate component of equity in the condensed consolidated balance sheet.  Unearned compensation expense is recognized as a charge to income ratably over the vesting period.

TPC is a holding company whose principal asset is the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI) and its insurance operating subsidiaries.  TIGHI’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities.  For TIGHI, a maximum of $1.647 billion will be available in 2004 for such dividends without prior approval of the Connecticut Insurance Department.  TIGHI received $250.0 million of dividends from its insurance subsidiaries during the first quarter of 2004.

10.       PENSION PLANS AND RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

The following table summarizes the components of net benefit expense recognized in the condensed consolidated statement of income for TPC’s plans.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2004	2003	2004	2003

Service cost	$7.6	$6.9	$.1	$.1
Interest cost on benefit obligation	10.1	9.2	.2	.2
Expected return on plan assets	(11.9)	(9.7)	—	—
Amortization of unrecognized:
Prior service cost	(1.4)	(1.5)	—	—
Net actuarial loss	2.2	1.3	—	—
Net benefit expense	$6.6	$6.2	$.3	$.3

11.       COMMITMENTS AND CONTINGENCIES

The following discussion of commitments and contingencies relate only to the accounts of TPC and its subsidiaries.  For information relating to commitments and contingencies of SPC and its subsidiaries, see Note 11 to the condensed consolidated financial statements of SPC included in Part II - Item 5 – Other Information of this Form 10-Q.  The “Contingencies” section of that note also updates certain information that was included in SPC’s 2003 Annual Report on Form 10-K related to litigation involving SPC and its subsidiaries.

In 1996, Lloyd’s of London (Lloyd’s) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas).  On March 22, 2004, the Company announced that TPC and Equitas had entered into an agreement to settle all current and future reinsurance claims against policies existing between TPC and those Underwriters at Lloyd’s reinsured by Equitas.  Under the terms of the agreement, TPC received $245.0 million, resolving net claim balances of approximately $255.0 million from Equitas.  If Federal asbestos reform legislation is enacted into law by the 108th U.S. Congress, Equitas may elect to recoup approximately $150.0 million from TPC and, if Equitas makes that election, the reinsurance agreements for asbestos coverage and certain claim disputes related thereto, will be reinstated.  As a result, $150.0 million is being held in trust, and the related reinsurance recoverables and reserves will remain on the balance sheet until the contingency is resolved.  There are no contingencies related to the remaining $95.0 million, which has been reflected as a reduction of reinsurance recoverables on the condensed consolidated balance sheet at March 31, 2004.

The settlement covers current and future reinsurance claims against certain Lloyd’s underwriters arising from policies issued prior to 1993 by TPC and the former Aetna companies acquired by TPC in 1996.

If Federal asbestos reform legislation is enacted into law by the 108th U.S. Congress and Equitas makes the election described above, the resulting reinstatement of reinsurance agreements for asbestos coverage and certain claim disputes related thereto may have an unfavorable impact on the collectibility of amounts due from Lloyds and could have a material adverse effect on the Company’s operating results in a future period.  However, it is the opinion of the Company’s management that it is not likely that such an outcome would have a material adverse effect on its financial condition or liquidity.

Asbestos and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances which are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.

In May 2002, TPC agreed with approximately three dozen other insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG.  While there remain a number of contingencies, including the final execution of documents, court approval and possible appeals, the Company believes that the completion of the settlement pursuant to the terms announced in May 2002 is likely.  TPC’s single payment contribution to the proposed settlement is approximately $388.8 million after reinsurance.

TPC is involved in a bankruptcy and other proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims were covered by insurance policies issued by TPC.  There were a number of developments in the proceedings since the beginning of 2003, including two decisions which were favorable to TPC.  These developments and the status of the various proceedings are described below.

One of the proceedings was an arbitration commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in TPC’s favor that asbestos bodily injury claims paid by ACandS on or after that decision date are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  TPC has filed its opposition to ACandS’ motion to vacate.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware).  On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization.  The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code.  ACandS has filed a notice of appeal of the bankruptcy court’s decision and has filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court.  TPC has moved to dismiss the appeal and objections and has also filed an opposition to ACandS’ objections.

In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.8 billion.  ACandS asserts that based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling, TPC is liable for 45% of the $2.8 billion.  In August 2003, ACandS filed a new lawsuit against TPC seeking to enforce this position (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  TPC has not yet responded to the complaint but intends to vigorously contest ACandS’ assertions and believes that it has meritorious defenses.

In addition to the proceedings described above, TPC and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.) commenced in September 2000.  This litigation primarily involves the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC has filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision.

All three of the ongoing proceedings were stayed pending the bankruptcy court’s ruling on ACandS’ plan of reorganization.  In light of the issuance of that ruling, the Company is now evaluating its next steps in the proceedings.  The Company believes that the findings of the Bankruptcy Court support various of TPC’s assertions in the proceedings.

The Company believes that it has meritorious defenses in all these proceedings, which it is vigorously asserting, including, among others, that the purported settlements are not final, are unreasonable in amount and are not binding on TPC; that any bankruptcy plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of TPC’s obligations under policies issued to ACandS or to deprive TPC of its right to litigate the claims against ACandS; that the arbitration award is valid and binding on the parties and applies to claims purportedly settled by ACandS during the pendency of the arbitration proceeding; and that the occurrence limits in the policies substantially reduce or eliminate TPC’s obligations, if any, with respect to the purportedly settled claims.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including the St. Paul companies) in state court in West Virginia.  The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (filed in 2002, and served in May 2003) (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against TPC in Louisiana, Ohio and Texas state courts (these suits, together with the West Virginia suit, are collectively referred to as the “common law claims”).

All of the actions described in the preceding paragraph, other than the Hawaii Actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns Manville.  In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  The parties have met with the mediator several times, and on November 19, 2003, the parties advised the bankruptcy court that a settlement in principle of the Statutory and Hawaii Actions had been reached.  This settlement in principle includes a $412 million lump sum payment by TPC, subject to a number of significant contingencies, including the execution of two definitive settlement agreements, one relating to the Statutory Actions and the other pertaining to the Hawaii Actions.  The Statutory Action definitive settlement agreement has been executed and signed by all the parties.  TPC is still negotiating the terms of the Hawaii settlement agreement which it anticipates completing in the near term.  In addition, the bankruptcy court must issue orders approving the settlement agreements and clarifying certain prior orders of the bankruptcy court concerning the scope and breadth of the injunction previously entered by that court in the Johns Manville proceeding.  All of these orders must become final and all appeals seeking to reverse these orders must have been denied in order for the settlement to take effect.  The bankruptcy court will also hold hearings with respect to TPC’s motion to enforce the court’s prior injunction as respects to all of the pending common law claims.  The bankruptcy court has scheduled May 24, 25 and 26, 2004 as the dates to hear the parties concerning approval of the settlements of the Statutory and Hawaii Actions as well as TPC’s request for injunctions with respect to all pending common law claims.  If TPC is successful in finalizing its settlement of the Statutory and Hawaii Actions and obtains a ruling concerning the applicability of the prior injunctions with respect to the common law claims, then the Statutory and Hawaii Actions will have been resolved and the pending common law claims will have been enjoined.  It is not possible to predict how the court will rule on the motions with respect to the common law claims or the motion to approve the settlements of the Statutory and Hawaii Actions.  If all of the conditions of the Statutory and Hawaii settlements are not satisfied, or to the extent that the bankruptcy court does not enforce the prior injunctions with respect to the common law claims, then the temporary restraining order currently in effect will be lifted and TPC will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

TPC has numerous defenses in all of the direct action cases.  Many of these defenses have been raised in initial motions to dismiss filed by TPC and other insurers.  There have been favorable rulings during 2003 in Texas on some of these motions filed by other insurers during the pendency of the Johns Manville stay that dealt with statute of limitations and the validity of the alleged causes of actions.   TPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well-established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with TPC’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired.

It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in major litigation and other uncertainties, including, without limitation, those which are set forth below.

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the exposure presented by each policyholder on a policyholder-by-policyholder basis.  In the course of this evaluation, the Company considers:  available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.  When the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience.  Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections.  Conventional actuarial methods are not utilized to establish asbestos reserves.  The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

With respect to asbestos exposures, the Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity.  Net asbestos paid losses were $93.2 million and $189.7 million for the three months ended March 31, 2004 and 2003, respectively, reflective of the items previously described.  For the three months ended March 31, 2004 and 2003, approximately 50% and 77%, respectively, of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability.  Excluding payments made related to prior settlements, loss payments in the first quarter of 2004 were comparable to the first quarter of 2003.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any.  In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures.  In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of an umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction.  Conventional actuarial techniques are not used to estimate these reserves.  Net environmental losses paid were $41.9 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively.

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2004 are appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, the reserve is subject to revision as new information becomes available or as information is reevaluated in light of evolving circumstances.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated.  This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations and financial condition in future periods.

Other Proceedings

Beginning in January 1997, various plaintiffs commenced a series of purported class actions and one multi-party action in various courts against some of TPC’s subsidiaries, dozens of other insurers and the National Council on Compensation Insurance, or the NCCI.  The allegations in the actions are substantially similar.  The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers’ compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws.  Plaintiffs seek unspecified monetary damages.  After several voluntary dismissals, refilings and consolidations, actions are, or until recently were, pending in the following jurisdictions:  Georgia (Melvin Simon & Associates, Inc., et al. v. Standard Fire Insurance Company, et al.); Tennessee (Bristol Hotel Asset Company, et al. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al. and Bristol Hotel Management Corporation, et al. v. Aetna Casualty & Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.); Illinois (CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. American Insurance Company, et al.); Missouri (American Freightways Corporation, et al. v. American Insurance Co., et al.); California (Bristol Hotels & Resorts, et al. v. NCCI, et al.);  Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (Alumax, Inc., et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc., et al. v. National Surety Corp. et al.); New York (Burnham Service Corp. v. American Motorists Insurance Company, et al.); and Arizona (Albany International Corp. v. American Home Assurance Company, et al.).

The trial courts ordered dismissal of the California, Pennsylvania and New York cases, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.), and, in August 2003, the Kentucky case.  In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona.  The trial courts in Georgia, Texas, and Michigan denied defendants’ motions to dismiss.  The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily.  The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal.  After the rulings described above, the plaintiffs withdrew the New York and Michigan cases.  Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted.  In October 2003, the United States Supreme Court denied plaintiff’s request for further review of that appellate ruling.  TPC is vigorously defending all of the pending cases and the Company’s management believes TPC has meritorious defenses; however, the outcome of these disputes is uncertain.

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute, which has been consolidated with Gulf’s action.  Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract.  XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counter claims for rescission of vehicle residual value reinsurance contracts issued to Gulf.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.  After the settlement, the Gulf action now seeks from the remaining three defendants a total of $90.9 million currently due under the reinsurance contracts, a declaration that $11.6 million will be payable under a second installment due in 2004, and consequential and punitive damages.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

TPC and its board of directors were named as defendants in three purported class action lawsuits brought by four of TPC’s former shareholders seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Hartford, CT December 15, 2003).  On March 18, 2004, TPC announced that all of these lawsuits had been settled subject to court approval of the settlements.  The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys fees.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending coverage claims brought against it.  While the ultimate resolution of these Other Proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC has become a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc.  Each share of TPC par value $0.01 class A, including the associated preferred stock purchase rights, and par value $0.01 class B common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value.  Share and per share amounts for all periods presented have been restated to reflect the second quarter exchange of TPC common stock for the Company’s common stock.  For accounting purposes, this transaction will be accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction will be accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations represents only the historical, standalone results of TPC and its subsidiaries.  Effective with periods beginning on and after April 1, 2004, the results of operations and financial condition of SPC will be consolidated with the Company’s.  See “Part II - Item 5 – Other Information,” for a discussion of SPC’s financial condition, results of operations, and related uncertainties.

The following discussion and analysis of financial condition and results of operations of the Company include only the accounts of TPC and subsidiaries and should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q and with the TPC Form 10-K and the SPC Form 10-K for the year ended December 31, 2003.

EXECUTIVE SUMMARY

2004 First Quarter Consolidated Results of Operations

•                  Net income of $587.2 million or $1.35 per share basic and $1.34 per share diluted

•                  Net investment income of $454.3 million compared to $343.8 million in the 2003 first quarter.  The initial public trading in the first quarter of 2004 of an investment held by a private equity investment partnership added $82.8 million, after tax, to investment income.

•                  Continuing favorable, but moderating, rate environment

•                  Lower catastrophe losses of $13.0 million compared to $43.7 million in the 2003 first quarter, after-tax

•                  Lower prior year reserve charges of $28.1 million compared to $106.2 million in the 2003 first quarter, after-tax

2004 First Quarter Consolidated Financial Condition

•                  Total assets of $65.1 billion, up $197.9 million from December 31, 2003

•                  Total investments of $39.2 billion; fixed maturities and short-term securities comprise 91% of total investments which is consistent with year-end 2003

•                  Net unrealized gains on fixed maturities and equity securities of $1.2 billion, up $162.8 million from December 31, 2003

•                  Total debt of $2.7 billion at March 31, 2004 and December 31, 2003

•                  Shareholders’ equity of $12.7 billion, up $687.1 million from December 31, 2003

Other 2004 First Quarter Highlights

•                  Equitas Settlement – The Company reached a comprehensive settlement of policies existing between TPC and those Underwriters at Lloyd’s of London reinsured by Equitas.  Under the terms of the agreement, TPC received $245.0 million, resolving net claim balances of approximately $255.0 million from Equitas. At March 31, 2004, $150.0 million of the amounts received are held in trust subject to the resolution of contingencies outlined in the agreement.

CONSOLIDATED OVERVIEW

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

Consolidated Results of Operations

(for the three months ended March 31, in millions, except per share data)	2004	2003

Net income	$587.2	$340.0

Net income per share:
Basic	$1.35	$0.78
Diluted	$1.34	$0.78

Weighted average number of common shares outstanding (basic)	434.6	434.5

Weighted average number of common shares outstanding and common stock equivalents (diluted)	437.2	436.7

The discussions related to all items, other than net income and operating income, are presented on a pretax basis, unless otherwise noted.

Net income was $587.2 million or $1.35 per share basic and $1.34 per share diluted in the 2004 first quarter compared to $340.0 million or $0.78 per share, basic and diluted in the 2003 first quarter.  Net income for the 2004 first quarter reflected increased earned premiums, primarily due to premium rate increases, growth in targeted new business and consistent retention in both Commercial and Personal Lines.  Net income also reflected higher net investment income, lower unfavorable prior year reserve development and lower weather-related catastrophe losses.  Net unfavorable prior year reserve development in the 2004 first quarter was $28.1 million compared to $106.2 million in the 2003 first quarter.  Catastrophe losses of $13.0 million, net of reinsurance and after tax, in the 2004 first quarter compared to $43.7 million in the 2003 first quarter.  After tax net investment income increased $110.5 million from the 2003 first quarter primarily attributable to higher returns on alternative investments, principally due to the $82.8 million impact of the initial public trading of an investment held by a private equity investment partnership and to higher average invested assets resulting from continuing strong operating cash flows, partially offset by lower average yields on fixed income securities.  Net income included $27.2 million of net realized investment losses compared to $1.5 million of net realized investment gains in the 2003 first quarter.

Consolidated revenues were as follows:

(for the three months ended March 31, in millions)	2004	2003

Earned premiums	$3,338.5	$2,978.6
Net investment income	618.9	455.9
Fee income	172.4	136.3
Net realized investment gains (losses)	(41.9)	6.5
Other revenues	39.6	25.7
Consolidated revenues	$4,127.5	$3,603.0

Revenues increased $524.5 million or 15% in the 2004 first quarter compared to the 2003 first quarter.

Earned premiums increased $359.9 million or 12% in the 2004 first quarter compared to the 2003 first quarter due to rate increases on renewal business, growth in targeted new business and strong customer retention in both Commercial and Personal Lines.  Commercial Lines earned premiums increased $201.2 million or 11% in the 2004 first quarter.  Personal Lines earned premiums increased $158.7 million or 14% in the 2004 first quarter.

Net investment income increased $163.0 million or 36% in the 2004 first quarter compared to the 2003 first quarter.  This increase is primarily attributable to higher returns on alternative investments, principally due to the $127.4 million impact of the initial public trading of an investment held by a private equity investment partnership and to higher average invested assets resulting from continuing strong operating cash flows, partially offset by lower average yields on fixed income securities.  Pre-tax investment yields increased to 6.7% in the 2004 first quarter from 5.3% in the 2003 first quarter.  The increase in yields reflected the initial public trading of the private equity investment, partially offset by the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio and a higher proportion of tax-exempt investments.

Fee income increased $36.1 million or 26% in the 2004 first quarter compared to the 2003 first quarter.  Fees rose as both new business and pricing levels in National Accounts business increased resulting, in part, from the third quarter 2003 renewal rights transaction with Royal  & SunAlliance and more workers’ compensation business being written by state residual market pools that are serviced by National Accounts.

Net realized investment losses of $41.9 million for the 2004 first quarter principally resulted from $55.1 million of net realized investment losses related to U.S. Treasury futures which are settled daily and are used to shorten the duration of the fixed maturity portfolio.  Also impacting net realized investment losses in the 2004 first quarter were $11.1 million of impairments  Net realized investment gains of $6.5 million for the 2003 first quarter resulted from net investment gains of $64.7 million, principally from the sale of fixed maturity securities, which were mostly offset by impairments of $58.2 million primarily relating to corporate bonds in the healthcare, communications and aviation sectors.

Other revenues principally include billing and policy fees.

Consolidated net written premiums were as follows:

(for the three months ended March 31, in millions)	2004	2003

Commercial Lines	$2,104.9	$2,016.5
Personal Lines	1,366.4	1,150.0
Total net written premiums	$3,471.3	$3,166.5

Net written premiums increased $304.8 million or 10% in the 2004 first quarter compared to the 2003 first quarter.  Commercial Lines net written premiums increased $88.4 million or 4% in the 2004 first quarter compared to the 2003 first quarter.  Retentions remained consistent with prior levels, rate increases continued at a moderating level and new business growth was modestly lower.  Personal Lines net written premiums increased $216.4 million or 19% in the 2004 first quarter primarily due to increased new business volume, strong retention and moderate rate increases.

Consolidated claims and expenses were as follows:

(for the three months ended March 31, in millions)	2004	2003

Claims and claim adjustment expenses	$2,280.8	$2,287.9
Amortization of deferred acquisition costs	525.7	462.7
Interest expense	36.3	51.7
General and administrative expenses	467.3	393.4
Consolidated claims and expenses	$3,310.1	$3,195.7

Total claims and expenses increased $114.4 million or 4% in the 2004 first quarter compared to the 2003 first quarter.

Claims and claim adjustment expenses decreased $7.1 million in the 2004 first quarter primarily due to lower unfavorable prior year reserve development and lower catastrophe losses in the 2004 first quarter partially offset by increased loss costs and growth in business volume.  Unfavorable prior year reserve development included in claims and claim adjustment expenses was $43.2 million for the 2004 first quarter compared to $163.4 million in the 2003 first quarter.  Commercial Lines had a prior year reserve development charge of $144.1 million in the 2004 first quarter compared to a $198.4 million charge in the 2003 first quarter.  The principal components of the 2004 first quarter prior year reserve development charge primarily related to certain businesses that were placed into run off in prior years.  The most significant component of the 2003 first quarter Commercial Lines prior year reserve development charge was $269.1 million related to reserve strengthening at Gulf.  Personal Lines benefited from favorable prior year reserve development of $100.9 million in the 2004 first quarter and $35.0 million in the 2003 first quarter, which primarily resulted from lower than expected levels of non-catastrophe-related property claim frequency in homeowners business.  See “- Results of Operations by Segment” for additional discussion of prior year reserve development.  Catastrophe losses, net of reinsurance, were $20.0 million in the 2004 first quarter compared to $67.3 million in the 2003 first quarter.

Amortization of deferred acquisition costs increased $63.0 million or 14% in the 2004 first quarter compared to the 2003 first quarter, reflecting increased commission and premium taxes associated with the higher volume of earned premiums previously described.

Interest expense decreased $15.4 million or 30% in the 2004 first quarter resulting from reduced interest rates due to 2003 debt refinancing activities and lower levels of debt obligations.

General and administrative expenses increased $73.9 million or 19% in the 2004 first quarter compared to the 2003 first quarter.  This increase related to business growth and higher contingent commissions that resulted from improved underwriting results.

The effective tax rate was 27.7% and 22.0% in the first quarters of 2004 and 2003, respectively.  The 2004 first quarter increase in the effective rate reflected a higher level of pretax income associated with improved underwriting performance and higher fully-taxable net investment income.

The GAAP combined ratios before policyholder dividends were as follows:

(for the three months ended March 31,)	2004	2003

Loss and loss adjustment expense (LAE) ratio	65.8%	74.7%
Underwriting expense ratio	26.1	25.2
Consolidated GAAP combined ratio	91.9%	99.9%

Commencing in the first quarter of 2004, the GAAP underwriting expense ratio has been computed treating billing and policy fees, which are a component of other revenues, as a reduction of other underwriting expenses.  Previously, the GAAP underwriting expense ratio excluded this amount.  Prior periods have been restated to conform to this new presentation.

The 8.0 point improvement in the 2004 first quarter GAAP combined ratio before policyholder dividends resulted from the favorable impact of higher premium rates, significantly less unfavorable prior year reserve development and more moderate catastrophe losses.

RESULTS OF OPERATIONS BY SEGMENT

Commercial Lines

Commercial Lines operating income was as follows:

(for the three months March 31, in millions)	2004	2003

Operating income	$401.8	$260.9

The 2004 first quarter operating income increased $140.9 million or 54% compared to the 2003 first quarter.  Operating income reflected increased earned premiums, in part resulting from the favorable impact of higher premium rates.  Commercial Lines had a prior year reserve development charge of $93.7 million ($144.1 pretax) in the 2004 first quarter compared to a $128.9 million charge ($198.4 million pretax) in the 2003 first quarter.  The most significant components of the 2004 first quarter prior year reserve development charge primarily related to certain businesses that were placed into run off in prior years.  The most significant component of the 2003 first quarter prior year reserve development charge was $174.9 million of charges ($269.1 million pretax) related to reserve strengthening at Gulf primarily related to a line of business that insured the residual values of leased vehicles that was placed in runoff in late 2001 and the resolution of a residual value claim dispute.  This Gulf reserve strengthening charge was partially offset by other net favorable prior year reserve development of $46.0 million related to property business.  There were no catastrophe losses in the 2004 first quarter compared to $19.5 million, net of reinsurance and after tax, in the 2003 first quarter.  After-tax net investment income of $352.4 million in the 2004 first quarter was $73.9 million higher than the 2003 first quarter primarily attributable to higher returns on alternative investments, principally due to the $55.5 million impact of the initial public trading of an investment held by a private equity investment partnership and to higher average invested assets resulting from continuing strong operating cash flows, partially offset by lower average yields on fixed income securities.

Commercial Lines revenues were as follows:

(for the three months ended March 31, in millions)	2004	2003

Earned premiums	$2,041.5	$1,840.3
Net investment income	474.1	365.7
Fee income	172.4	136.3
Other revenues	15.8	3.3
Commercial Lines revenues	$2,703.8	$2,345.6

Revenues increased $358.2 million or 15% in the 2004 first quarter compared to the 2003 first quarter.

Earned premiums increased $201.2 million or 11% in the 2004 first quarter primarily due to premium rate increases, growth in targeted new business and consistent customer retention.

Net investment income increased $108.4 million or 30% in the 2004 first quarter compared to the 2003 first quarter.  This increase was primarily attributable to higher returns on alternative investments, principally due to the $85.4 million impact of the initial public trading of an investment held by a private equity investment partnership and to higher average invested assets resulting from continuing strong operating cash flows, partially offset by lower average yields on fixed income securities.  Pre-tax investment yields increased to 6.7% in the 2004 first quarter from 5.3% in the 2003 first quarter.  The increase in yields reflected the initial public trading of the private equity investment, partially offset by the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio and a higher proportion of tax-exempt investments.

Fee income increased $36.1 million or 26% in the 2004 first quarter compared to the 2003 first quarter.  National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools.  Fees rose reflecting new business levels, resulting, in part, from the third quarter 2003 renewal rights transaction with Royal & SunAlliance, price increases and more workers’ compensation business being written by state residual market pools.

Commercial Lines net written premiums by market were as follows:

(for the three months ended March 31, in millions)	2004	2003

Core
National Accounts	$243.6	$226.9
Commercial Accounts	974.0	949.4
Select Accounts	530.7	509.3
Total Core	1,748.3	1,685.6
Specialty
Bond	213.0	163.0
Gulf	143.6	167.9
Total Specialty	356.6	330.9
Total net written premiums	$2,104.9	$2,016.5

Commercial Lines net written premiums increased $88.4 million or 4% in the 2004 first quarter compared to the 2003 first quarter due to strong retention across all major business lines, moderate rate increases and modestly lower new business growth.

In addition to fee-based products, National Accounts works with national and regional brokers to provide tailored insurance coverages and programs, mainly to large corporations, and participates in state mandated residual market workers’ compensation and automobile assigned risk plans.  National Accounts net written premiums increased $16.7 million or 7% in the 2004 first quarter compared to the 2003 first quarter.  National Accounts continued to benefit from rate increases, along with higher new business volumes that, in part, resulted from the third quarter 2003 renewal rights transaction with Royal & SunAlliance and increases in residual market pools.

Commercial Accounts primarily serves mid-sized businesses for casualty products and large, mid-sized and small businesses for property products through a network of independent agents and brokers.  Commercial Accounts net written premiums increased $24.6 million or 3% in the 2004 first quarter primarily due to strong retention and moderate rate increases.  Disciplined underwriting due to increased competition in construction business and the cancellation of certain specialty programs written by the Company’s Northland subsidiary reduced overall growth.  Excluding these two business lines, Commercial Accounts’ net written premiums in the 2004 first quarter increased 9% over the 2003 first quarter.  Commercial Accounts continued to benefit from the Atlantic Mutual and Royal & SunAlliance renewal rights transactions completed in the third quarter of 2003.  Although still favorable, the level of renewal price changes in the first quarter of 2004 reflected a moderation in rates.

Select Accounts serves small businesses through a network of independent agents.  Select Accounts net written premiums increased $21.4 million or 4% in the 2004 first quarter compared to the 2003 first quarter.  The increase in Select Accounts net written premiums was primarily due to moderating rate increases and modestly lower retention and new business volume.  Select Accounts’ retention remains strongest for small commercial business handled through the Company’s service centers, while premium growth has been greatest in the commercial multi-peril and property product lines.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers.  Bond net written premiums increased $50.0 million or 31% in the 2004 first quarter compared to the 2003 first quarter.  This increase reflected a favorable premium rate environment and strong new business volume, principally in executive liability products, which target middle and small market private accounts.  In addition, the surety product lines benefited from higher premium rates in the 2004 first quarter.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on management and professional liability coverages and excess and surplus lines of insurance.  Gulf net written premiums decreased $24.3 million or 14% in the 2004 first quarter compared to the 2003 first quarter primarily due to reduced volumes in management liability product lines principally resulting from increased competition and the continued emphasis on underwriting discipline.  The Company plans to integrate the Gulf business with the combined Company’s specialty business beginning in the second quarter of 2004.  In connection with that plan, the Company expects to repurchase the interests of the minority investors in Gulf.

Commercial Lines claims and expenses were as follows:

(for the three months ended March 31, in millions)	2004	2003

Claims and claim adjustment expenses	$1,502.3	$1,487.2
Amortization of deferred acquisition costs	309.8	278.3
Interest expense	1.2	1.3
General and administrative expenses	345.3	286.9
Commercial Lines claims and expenses	$2,158.6	$2,053.7

Total claims and expenses increased $104.9 million or 5% in the 2004 first quarter compared to the 2003 first quarter.

Claims and claim adjustment expenses increased $15.1 million or 1% in the 2004 first quarter compared to the 2003 first quarter primarily due to increased loss costs and growth in business volume partially offset by lower unfavorable prior year reserve development and no weather-related catastrophe losses.  Unfavorable prior year reserve development included in claims and claim adjustment expenses was $144.1 million in the 2004 first quarter compared to $198.4 million in the 2003 first quarter.  The most significant components of the 2004 first quarter prior year reserve development primarily related to certain businesses that were placed into run off in prior years.    The most significant component of the 2003 first quarter prior year development was Gulf reserve strengthening of $269.1 million related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001, including the resolution of a residual value claim dispute.  This Gulf charge was partially offset by net favorable prior year reserve development of $70.7 million primarily related to property business.  There were no catastrophe losses in the 2004 first quarter compared to $30.0 million, net of reinsurance, in the 2003 first quarter.  The 2003 first quarter catastrophe losses were primarily due to a severe winter storm in Colorado.

Amortization of deferred acquisition costs increased $31.5 million or 11% in the 2004 first quarter compared to the 2003 first quarter, reflecting increased commission and premium taxes associated with the higher volume of earned premiums previously described.

General and administrative expenses increased $58.4 million or 20% in the 2004 first quarter compared to the 2003 first quarter.  This increase was related to business growth and higher contingent commissions that resulted from improved underwriting results.

GAAP combined ratios before policyholder dividends for Commercial Lines were as follows:

(for the three months ended March 31,)	2004	2003

Loss and LAE ratio	69.5%	77.4%
Underwriting expense ratio	27.3	26.4
Commercial Lines GAAP combined ratio	96.8%	103.8%

Commencing in the first quarter of 2004, the GAAP underwriting expense ratio has been computed treating billing and policy fees, which are a component of other revenues, as a reduction of other underwriting expenses.  Previously, the GAAP underwriting expense ratio excluded this amount.  Prior periods have been restated to conform to this new presentation.

The 7.0 point improvement in the 2004 first quarter GAAP combined ratio before policyholder dividends reflected an improvement in the loss and LAE ratio partially offset by an increase in the underwriting expense ratio.  The improvement in the loss and LAE ratio resulted from the favorable impact of premium rate increases that exceeded loss cost trends, lower unfavorable prior year reserve development and no catastrophe losses in the 2004 first quarter.  The increase in the underwriting expense ratio was primarily due to higher expenses due to business growth and higher contingent commissions that resulted from improved underwriting performance partially offset by the benefits of the favorable rate environment and higher fee income.

Personal Lines

Personal Lines operating income was as follows:

(for the three months ended March 31, in millions)	2004	2003

Operating income	$237.1	$112.5

Operating income increased $124.6 million in the 2004 first quarter or 111% compared to the 2003 first quarter.  Operating income benefited from the favorable but moderating premium rate environment in both automobile and property insurance, growth in business volumes and a continued moderation in loss costs.  Operating income benefited from favorable prior year reserve development in the 2004 first quarter of $65.6 million ($100.9 million pretax) compared to $22.7 million ($35.0 million pretax) in the 2003 first quarter.  Favorable prior year reserve development in the 2004 first quarter resulted from continued low levels of non-catastrophe-related claim frequency in homeowners.  Favorable prior year reserve development in the 2003 first quarter resulted from improvement in non-catastrophe-related claim frequency for both homeowners and non-bodily-injury automobile businesses.  Operating income in the 2004 first quarter included catastrophe losses of $13.0 million compared to $24.2 million in the 2003 first quarter.  After-tax net investment income of $101.9 million in the 2004 first quarter was $37.1 million higher than the 2003 first quarter primarily attributable to higher returns on alternative investments, principally due to the $27.3 million impact of the initial public trading of an investment held by a private equity investment partnership and to higher average invested assets resulting from continuing strong operating cash flows, partially offset by lower average yields on fixed income securities.

Personal Lines revenues were as follows:

(for the three months ended March 31, in millions)	2004	2003

Earned premiums	$1,297.0	$1,138.3
Net investment income	144.8	89.4
Other revenues	23.7	21.6
Personal Lines revenues	$1,465.5	$1,249.3

Revenues increased $216.2 million or 17% in the 2004 first quarter compared to the 2003 first quarter.  Earned premiums increased $158.7 million or 14% in the 2004 first quarter compared to the 2003 first quarter primarily due to increased new business volumes, strong retention and higher rates.  Net investment income increased $55.4 million or 62% in the 2004 first quarter compared to the 2003 first quarter primarily attributable to higher returns on alternative investments.  This increase was principally due to the $42.0 million impact of the initial public trading of an investment held by a private equity investment partnership and to higher average invested assets resulting from continuing strong operating cash flows, partially offset by lower average yields on fixed income securities.  Pre-tax investment yields increased to 6.7% in the 2004 first quarter from 5.3% in the 2003 first quarter.  The increase in yields reflected the initial public trading of the private equity investment, partially offset by the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio and a higher proportion of tax-exempt investments.

Personal Lines net written premiums by product line were as follows:

(for the three months ended March 31, in millions)	2004	2003

Automobile	$846.9	$736.6
Homeowners and other	519.5	413.4
Total net written premiums	$1,366.4	$1,150.0

Personal Lines net written premiums increased $216.4 million or 19% in the 2004 first quarter compared to the 2003 first quarter due to higher business volumes along with renewal price increases in both the Automobile and Homeowners and other lines of business.

Personal Lines had approximately 5.7 million and 5.2 million policies in force at March 31, 2004 and 2003, respectively.  Effective first quarter 2004, Homeowners and other policies in force exclude certain endorsements to Homeowners policies previously considered separate policies in force.  The new method of counting the number of policies in force resulted in a 6% decrease in the number of policies in force at both March 31, 2004 and 2003.  The prior period has been restated to conform to the current period presentation.

Automobile net written premiums increased $110.3 million or 15% in the 2004 first quarter due to higher new business volumes, strong retention, renewal price increases and the favorable impact of new business associated with the Royal & SunAlliance renewal rights transaction.  Renewal price change increases for standard voluntary business, although still favorable, reflected a moderation in rates.  Policies in force increased 8% at March 31, 2004 compared to the comparable prior year period.

Homeowners and other net written premiums increased $106.1 million or 26% in the 2004 first quarter compared to the 2003 first quarter due to higher new business volumes, strong retention, renewal price increases and the favorable impact of new business associated with the Royal & SunAlliance renewal rights transaction.  Although still favorable, renewal price change increases reflected a moderation in rates in the 2004 first quarter compared to the 2003 first quarter.  Policies in force at March 31, 2004 increased 9% compared to the comparable prior year period.

Production through independent agents in Personal Lines, which represented over 83% of Personal Lines total net written premiums in the 2004 first quarter, was up $189.2 million or 20% to $1.134 billion.  Production through other channels, which include affinity and joint marketing arrangements, was up $27.2 million or 13% to $232.2 million.

Personal Lines claims and expenses were as follows:

(for the three months ended March 31, in millions)	2004	2003

Claims and claim adjustment expenses	$778.5	$800.7
Amortization of deferred acquisition costs	215.9	184.4
General and administrative expenses	119.2	101.5
Personal Lines claims and expenses	$1,113.6	$1,086.6

Total claims and expenses increased $27.0 million or 2% in the 2004 first quarter compared to the 2003 first quarter.

Claims and claim adjustment expenses decreased $22.2 million or 3% in the 2004 first quarter primarily due to favorable prior year reserve development and lower catastrophe losses, partially offset by increased loss costs and growth in business volume.  Favorable prior year reserve development was $100.9 million in the 2004 first quarter compared to $35.0 million in the 2003 first quarter.  Favorable prior year reserve development in the 2004 first quarter primarily related to property business.  Favorable prior year reserve development in the 2003 first quarter primarily related to property business and to a lesser degree automobile business.  Catastrophe losses were $20.0 million in the 2004 first quarter compared to $37.3 million in the 2003 first quarter.  Catastrophe losses in the 2004 first quarter were due to winter storms in the Mid-Atlantic and Northeast.  Catastrophe losses in the 2003 first quarter were primarily due to winter storms in the Mid-Atlantic, Northeast and Colorado.

Amortization of deferred acquisition costs increased $31.5 million or 17% in the 2004 first quarter compared to the 2003 first quarter reflecting increased commission and premium taxes associated with the higher volume of earned premiums previously described.

General and administrative expenses increased $17.7 million or 17% in the 2004 first quarter compared to the 2003 first quarter due to business growth.

GAAP combined ratios for Personal Lines were as follows:

(for the three months ended March 31,)	2004	2003

Loss and LAE ratio	60.0%	70.3%
Underwriting expense ratio	24.2	23.3
Personal Lines GAAP combined ratio	84.2%	93.6%

Commencing in the first quarter of 2004, the GAAP underwriting expense ratio has been computed treating billing and policy fees, which are a component of other revenues, as a reduction of other underwriting expenses.  Previously, the GAAP underwriting ratio excluded this amount.  Prior periods have been restated to conform to this new presentation.

The 9.4 point improvement in the 2004 first quarter GAAP combined ratio reflected an improvement in the loss and LAE ratio partially offset by an increase in the underwriting expense ratio.  The improvement in the loss and LAE ratio was due to renewal price increases that exceeded loss cost trends, continuing favorable non-catastrophe-related property claim frequency, higher favorable prior year reserve development and lower catastrophes.  The increase in the underwriting expense ratio was primarily due to a change in the mix of products sold and the related higher commission payments, as well as investments in technology and infrastructure to support business growth and product development.

Interest Expense and Other

(for the three months ended March 31, in millions)	2004	2003

Revenues	$0.1	$1.6

Interest Expense and Other, net	$(24.5)	$(34.9)

Interest Expense and Other improved $10.4 million, after tax, in the 2004 first quarter compared to the 2003 first quarter primarily due to lower interest costs.  After tax interest expense was $22.8 million in the 2004 first quarter compared to $32.8 million in the 2003 first quarter.  The decrease in interest expense in the 2004 first quarter resulted from reduced interest rates due to 2003 debt refinancing activities and lower levels of debt obligations.  For additional information see “Liquidity and Capital Resources.”

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  As a result, the Company continues to experience an increase in the number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the increase in claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket.  This trend contributes to the increase in loss payments experience by the Company.  TPC is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph.  (Also see “Part II - Other Information - Legal Proceedings”).  These trends are expected to continue through 2004.  As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

In some instances, policyholders continue to assert that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy.  It is difficult to predict whether these policyholders will be successful on both issues or whether the Company will be successful in asserting additional defenses.  To the extent both issues are resolved in policyholders’ favor and other additional Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable-per-occurrence limits and the number of asbestos bodily injury claims against the policyholders.  Accordingly, it is difficult to predict the ultimate cost of the claims for coverage not subject to aggregate limits.

Many coverage disputes with policyholders are only resolved through settlement agreements.  Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations.  Settlements involving bankrupt policyholders may include extensive releases which are favorable to the Company but which could result in settlements for larger amounts than originally anticipated.  As in the past, the Company will continue to pursue settlement opportunities.

In addition, proceedings have been launched directly against insurers, including TPC challenging insurers’ conduct in respect of asbestos claims, including in some cases with respect to previous settlements.  The Company anticipates the filing of other direct actions against insurers, including TPC, in the future.  Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.  (Also see “Part II - Other Information - Legal Proceedings”).

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the exposure presented by each policyholder on a policyholder-by-policyholder basis.  In the course of this evaluation, the Company considers: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.  When the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections.  Conventional actuarial methods are not utilized to establish asbestos reserves.  The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity.  Net asbestos losses paid were $93.2 million for 2004 first quarter compared to $189.7 million for 2003 first quarter.  Approximately 50% in the 2004 first quarter and 77% in the 2003 first quarter of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability.  Excluding payments made related to prior settlements, loss payments in the first quarter of 2004 were comparable to the first quarter of 2003.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2004	2003

Beginning reserves:
Direct	$3,781.9	$4,287.1
Ceded	(805.2)	(882.8)
Net	2,976.7	3,404.3
Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Accretion of discount:
Direct	4.9	7.6
Ceded	(0.1)	(0.1)
Losses paid:
Direct	99.5	211.6
Ceded	(6.3)	(21.9)
Ending reserves:
Direct	3,687.3	4,083.1
Ceded	(799.0)	(861.0)
Net	$2,888.3	$3,222.1

See “-Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

ENVIRONMENTAL CLAIMS AND LITIGATION

The Company continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances.  Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation.  For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances.  This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action.  Liability under CERCLA may be joint and several with other responsible parties.

The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims.  The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders.  These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1970s.  These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction.  Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the policyholder, and the Company does not keep track of the monetary amount being sought in those few claims which indicate a monetary amount.

The Company’s reserves for environmental claims are not established on a claim-by-claim basis.  The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute until the dispute is resolved.  This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims.  At March 31, 2004, approximately 82% of the net environmental reserve (approximately $203.5 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims.  The balance, approximately 18% of the net environmental reserve (approximately $44.7 million), consists of case reserves for resolved claims.

The Company’s reserving methodology is preferable to one based on “identified claims” because the resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis.  Generally, the settlement between the Company and the policyholder extinguishes any obligation the Company may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguishes any pending coverage litigation dispute with the policyholder.  This form of settlement is commonly referred to as a “buy-back” of policies for future environmental liability.  In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims.  The Company and its policyholders may also agree to settlements which extinguish any future liability arising from known specified sites or claims.  Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company.  The Company’s general purpose in executing these agreements is to reduce the Company’s potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any.  In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures.  In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction.  Conventional actuarial techniques are not used to estimate these reserves.

The duration of the Company investigation and review of these claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, vary significantly and are dependent upon a number of factors.  These factors include, but are not limited to, the cooperation of the policyholder in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the policyholder and the Company and the willingness of the policyholder and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims.  Because these factors vary from claim-to-claim and policyholder-by-policyholder, the Company cannot provide a meaningful average of the duration of an environmental claim.  However, based upon the Company’s experience in resolving these claims, the duration may vary from months to several years.

Over the past three years, the Company has experienced a reduction in the number of policyholders with pending coverage litigation disputes, a continued reduction in the number of policyholders tendering for the first time an environmental remediation-type claim to the Company and continued increases in settlement amounts.  While there continues to be a reduction in the number of policyholders with active environmental claims, the recent decline is not as dramatic as it had been in the past. The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2004	2003

Beginning reserves:
Direct	$331.3	$447.8
Ceded	(41.2)	(62.3)
Net	290.1	385.5
Incurred losses and loss expenses:
Direct	-	-
Ceded	-	-
Losses paid:
Direct	43.8	10.4
Ceded	(1.9)	(8.4)
Ending reserves:
Direct	287.5	437.4
Ceded	(39.3)	(53.9)
Net	$248.2	$383.5

See discussion regarding SPC’s environmental and asbestos claims in “Part II – Item 5 – Other Information” of this report.

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2004 are appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, the reserve is subject to revision as new information becomes available and as claims develop.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated.  This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.  (Also see “Part II-Other Information - Legal Proceedings”).

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results and financial condition in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short and long-term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasingly by reinsurance coverage disputes.  Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  In the opinion of the Company’s management, the Company’s future liquidity needs will be met from all of the above sources.

Net cash flows provided by operating activities totaled $780.5 million and $892.7 million in the 2004 and 2003 first quarters, respectively.  The 2004 first quarter net cash flows provided by operating activities benefited from premium rate increases.  The 2003 first quarter net cash flows provided by operating activities also benefited from premium rate increases, the receipt of $360.7 million from Citigroup related to recoveries under the asbestos indemnification agreement.

Net cash flows used in investing activities totaled $932.1 million and $1.363 billion in the 2004 and 2003 first quarters, respectively.  The 2004 first quarter net cash flows used in investing activities primarily reflected the investing of net cash from operating activities of $780.5 million, partially offset by the payment of quarterly dividends to shareholders of $80.6 million.  The 2003 first quarter net cash flows used in investing activities primarily reflected the investing of net cash from operating activities of $892.7 million and net proceeds of $606.4 million from the issuance of debt.  This was partially offset by the payment of quarterly dividends to shareholders of $60.5 million.

Net cash flows are generally invested in marketable securities.  The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The Company’s invested assets at March 31, 2004 totaled $39.243 billion of which 91% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities and 7% in mortgage loans, real estate held for sale and other investments.  The effective average duration of fixed maturities and short-term securities, net of securities lending activities and net receivables and payables on investment sales and purchases, was 4.1 years as of March 31, 2004, a 0.2-year decrease from 4.3 years as of March 31, 2003.  The reduction in effective average duration resulted from the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the sale of certain treasury futures contracts.

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.

Debt securities for which fair value is less than 80% of amortized cost for more than one quarter are evaluated for other-than-temporary impairment.  A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms.

Factors the Company considers in determining whether a decline is other-than-temporary for debt securities include the following:

•                  The length of time and the extent to which fair value has been below cost. It is likely that the decline will become “other-than-temporary” if the market value has been below cost for six to nine months or more;

•                  The financial condition and near-term prospects of the issuer.  The issuer may be experiencing depressed and declining earnings relative to competitors, erosion of market share, deteriorating financial position, lowered dividend payments, declines in securities ratings, bankruptcy, and financial statement reports that indicate an uncertain future.  Also, the issuer may experience specific events that may influence its operations or earnings potential, such as changes in technology, discontinuation of a business segment, catastrophic losses or exhaustion of natural resources; and

•                  The Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Equity investments are impaired when it becomes probable that the Company will not recover its cost over the expected holding period.  Public equity investments (i.e., common stocks) trading at a price that is less than 80% of cost for more than one quarter are reviewed for impairment.  Investments accounted for using the equity method of accounting are evaluated for impairment any time the investment has sustained losses and/or negative operating cash flow for a period of 9 months or more.  Events triggering the other-than-temporary impairment analysis of public and non-public equities may include the following, in addition to the considerations noted above for debt securities:

Factors affecting performance:

•                  The investee loses a principal customer or supplier for which there is no short-term prospect for replacement or experiences other substantial changes in market conditions;

•                  The company is performing substantially and consistently behind plan;

•                  The investee has announced, or the Company has become aware of, adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets; and

•                  The regulatory, economic, or technological environment has changed in a way that is expected to adversely affect the investee’s profitability.

Factors affecting on-going financial condition:

•                  Factors that raise doubts about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working-capital deficiencies, investment advisors’ recommendations, or non-compliance with regulatory capital requirements or debt covenants;

•                  A secondary equity offering at a price substantially lower than the holder’s cost;

•                  A breach of a covenant or the failure to service debt; and

•                  Fraud within the company.

For debt and equity investments, factors that may indicate that a decline in value is not other-than-temporary include the following:

•                  The securities owned continue to generate reasonable earnings and dividends, despite a general stock market decline;

•                  Bond interest or preferred stock dividend rate (on cost) is lower than rates for similar securities issued currently but quality of investment is not adversely affected;

•                  The investment is performing as expected and is current on all expected payments;

•                  Specific, recognizable, short-term factors have affected the market value; and

•                  Financial condition, market share, backlog and other key statistics indicate growth.

Impairment charges included in net realized investment gains (losses) were as follows:

	2003				2004
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter

Fixed maturities	$41.2	$14.8	$6.3	$3.1	$6.2
Equity securities	0.1	3.7	—	2.1	2.8
Real estate and other	16.9	0.4	0.9	0.7	2.1
Total	$58.2	$18.9	$7.2	$5.9	$11.1

The Company recognized other-than-temporary impairments of $11.1 million in the fixed income portfolio during the 2004 first quarter related to various issuers with credit risk associated with the issuer’s deteriorated financial position.

For publicly traded securities, the amounts of the impairments were determined by writing down the investments to quoted market prices.  For non-publicly traded securities, impairments are determined by writing down the investment to its estimated fair value, as determined during the Company’s quarterly internal review process.

The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2004.  The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

The Company investment portfolio includes non-publicly traded investments, such as real estate partnerships and joint ventures, investment partnerships, private equities and certain fixed income securities.  The real estate partnerships and joint ventures, investment partnerships and certain private equities are accounted for using the equity method of accounting.  These investments are carried at cost, adjusted for the Company’s share of earnings or losses and reduced by any cash distributions.  Certain other private equity investments which are not subject to the provisions of FAS 115 are reported at fair value.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at March 31, 2004:

(in millions)	Carrying Value

Real estate partnerships and joint ventures	$223.4
Investment partnerships, including hedge funds	1,870.2
Equity investments	334.7
Fixed income securities	481.1
Total	$2,909.4

The following table summarizes for all fixed maturities and equity securities available for sale for which fair value is less than 80% of amortized cost at March 31, 2004, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months Less Than 6 Months	Greater Than 6 Months Less Than 12 Months	Greater Than 12 Months	Total

Fixed maturities	$3.1	$—	$—	$—	$3.1
Equity securities	1.0	—	—	—	1.0
Total	$4.1	$—	$—	$—	$4.1

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions.  Further, unrealized losses as of March 31, 2004 represent less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At March 31, 2004, non-investment grade securities comprised 6% of the Company’s fixed income investment portfolio.  Included in those categories at March 31, 2004 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $294.1 million and a fair value of $278.2 million, resulting in a net pretax unrealized loss of $15.9 million.

These securities in an unrealized loss position represented less than 1% of the total amortized cost and less than 1% of the fair value of the fixed income portfolio at March 31, 2004, and accounted for 41% of the total pretax unrealized loss in the fixed income portfolio.

No individual security had a greater than $2.0 million unrealized loss as of March 31, 2004.

Following are the pretax realized losses on investments sold during the three months ended March 31, 2004:

(in millions)	Loss	Fair Value

Fixed maturities	$5.2	$579.4
Equity securities	1.1	19.5
Other	0.2	—
Total	$6.5	$598.9

Resulting purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions.  The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

TPC is a holding company whose principal asset is the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI) and its insurance operating subsidiaries. TPC’s principal insurance subsidiaries are domiciled in the State of Connecticut.  The insurance holding company law of Connecticut applicable to TPC subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting practices.  This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.  The insurance holding company laws of other states in which TPC subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends.  A maximum of $1.647 billion is available by the end of 2004 for such dividends without prior approval of the Connecticut Insurance Department.  TIGHI received $250.0 million of dividends from its insurance subsidiaries during the first quarter of 2004.  See Part II, Item 5 –Other Information, for a discussion of SPC dividend availability.

At March 31, 2004, total cash and short-term invested assets aggregating $459.4 million were held at TPC and TIGHI.  These liquid assets were primarily funded by dividends received from TPC operating subsidiaries.  These liquid assets, combined with other sources of funds available to TPC, primarily additional dividends from TPC operating subsidiaries, are considered sufficient to meet the liquidity requirements of TPC and TIGHI.  These liquidity requirements include primarily shareholder dividends and debt service.  In addition, effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250.0 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364-Day Line of Credit and, together with the 45-Month Line of Credit, the Lines of Credit).  TPC did not extend the 364-Day Line of Credit which expired on April 15, 2004.  Borrowings under the 45-Month Line of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin.  The 45-Month Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee.  The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings.  The Line of Credit requires the Company to comply with various covenants, including the maintenance of minimum statutory capital and surplus of $5.5 billion and a maximum ratio of total consolidated debt to total capital of 45%.  At March 31, 2004, the Company was in compliance with these financial covenants.  In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC.  The April 1, 2004 merger with SPC constituted such a change in control of TPC; however, TPC obtained a waiver from Citibank of the event of default that otherwise would have occurred in connection with the SPC merger.  There were no amounts outstanding under the Lines of Credit at March 31, 2004.

Net cash flows used in financing activities totaled $60.8 million in the 2004 first quarter and were primarily attributable to dividends paid to shareholders of $80.6 million.  Cash flows provided by financing activities of $527.8 million in 2003 first quarter were primarily attributable to TPC’s issuance of $1.400 billion of senior notes on March 11, 2003, partially offset by the repayment of $700.0 million of notes payable to a former affiliate.  These refinancing activities were initiated with the objective of lowering the average interest rate on Travelers total outstanding debt.  Also reflected in the 2003 first quarter was the issuance of $550.0 million of short-term Floating Rate Notes which were used to prepay the $550.0 million Promissory Note due in January 2004.  Net cash flows used in financing activities in the 2003 first quarter also included dividends paid to shareholders of $60.5 million.

On March 11, 2003, TPC issued $1.400 billion of senior notes comprising $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033.  The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness.  TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates.  The net proceeds from the sale of these notes were contributed to its primary subsidiary, TIGHI, so that TIGHI could prepay and refinance $500.0 million of 3.60% indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts.  These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

These senior notes were sold to qualified institutional buyers as defined under Rule 144A under the Securities Act of 1933 (the Securities Act) and outside the United States in reliance on Regulation S under the Securities Act.  Accordingly, the restricted notes were not registered under the Securities Act or any state securities laws and could not be transferred or resold except pursuant to certain exemptions.  As part of this offering, TPC agreed to file a registration statement under the Securities Act to permit the exchange of the notes for registered notes (the Exchange Notes) having terms identical to those of the senior notes described above (Exchange Offer).  On April 14, 2003, TPC initiated the Exchange Offer pursuant to a Form S-4 that was filed with the Securities and Exchange Commission.  Accordingly, each series of Exchange Notes has been registered under the Securities Act, and the transfer restrictions and registration rights relating to the restricted notes do not apply to the Exchange Notes.

On January 22, 2004, TPC’s Board of Directors declared a quarterly dividend of $0.08 per share on class A and class B common stock, payable on February 27, 2004, to shareholders of record on February 4, 2004 ($0.18 per share, reflecting conversion of TPC shares to the 0.4334 exchange ratio).  Also, on April 28, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share, payable June 30, 2004, to shareholders of record as of the close of business June 10, 2004.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available and subject to any other restrictions that may be applicable to the Company.

TPC has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods.  If TPC elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace.  The Company receives ratings from the following major rating agencies: A.M. Best Co. (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P).  Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short and long term borrowing needs.  The system and the number of rating categories can vary widely from rating agency to rating agency.  Customers usually focus on claims-paying ratings, while creditors focus on debt ratings.  Investors use both to evaluate a company’s overall financial strength.  The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings.  If this were to occur, there could be a reduced demand for certain products in certain markets.  Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred.

In January 2004, A.M. Best placed the financial strength rating of A of Gulf, a majority-owned subsidiary of the Company, under review with developing implications and S&P indicated that its A+ counterparty credit and financial strength ratings on members of the Gulf Insurance Group are remaining on CreditWatch with negative implications, pending the completion of a support arrangement between The Travelers Indemnity Company and Gulf.

Also in January 2004, A.M. Best downgraded the financial strength rating of TNC Insurance Corp.  from A+ to A. Group (Northland), a wholly-owned subsidiary of the Company, removed the rating from under review and assigned a stable outlook.

In connection with the April 1, 2004 consummation of the merger, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to the Company.

•                  A.M. Best:  On April 2, 2004, A. M. Best downgraded the financial strength rating of the Travelers Property Casualty Pool to A+ from A++.  The rating has been removed from under review and assigned a stable outlook.  A.M. Best also downgraded the debt ratings to a from aa- on senior and to a- from a+ on subordinated notes issued by TPC and TIGHI.  These ratings have been removed from under review and assigned stable outlooks.

•                  Moody’s:  On March 31, 2004, Moody’s announced that it had lowered the debt ratings of TPC and TIGHI by one notch (senior debt to A3 from A2 and junior subordinated debt to Baa1 from A3).  Following its rating action, Moody’s noted the outlook for the debt and financial strength ratings of TPC and its rated affiliates, is stable.  Moody’s rated the members of the Travelers Indemnity Pool Aa3 for insurance financial strength with a stable outlook.

•                  S&P:  On April 1, 2004, S&P lowered its counterparty credit and financial strength ratings on the members of the Travelers Property Casualty pool, Travelers Casualty and Surety Co. of America, and Travelers Casualty and Surety Co. of Europe Ltd. (Travelers Europe) to A+ from AA- and removed them from CreditWatch.  S&P also lowered its counterparty credit rating of TPC to BBB+ from A- and removed it from CreditWatch.  The A+ counterparty credit and financial strength ratings on Gulf and its intercompany insurance pool members remain on CreditWatch with negative implications pending receipt of explicit support from Travelers.  S&P expects that Travelers Indemnity Co. will guarantee all past and future liabilities associated with Gulf’s book of business.  S&P noted that the outlook on all TPC operating units (except for Gulf) is stable.

•                  Fitch:  On April 1, 2004, Fitch announced the insurer financial strength ratings of TPC’s primary underwriting pool were removed from Rating Watch Negative and affirmed at AA.  The Rating Outlook is Stable.  Both TPC and TIGHI’s long-term issuer ratings and senior debt have been removed form Rating Watch Negative and downgraded to A- from A.  For all debt ratings, the Rating Outlook is Stable.

The Company does not expect the rating actions taken or those anticipated to have any significant impact on the operations of the Company, Gulf or Northland.

The following table summarizes the current claims-paying and financial strength ratings of Travelers property casualty insurance pools, Travelers C&S of America, Travelers Europe and Travelers Personal Lines single state companies, by A.M. Best, Fitch, Moody’s and S&P as of May 4, 2004.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
Travelers Property Casualty pool (a)	A+ (2nd of 16)	Aa3(4th of 21)	A+ (5th of 21)	AA (3rd of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3(4th of 21)	A+ (5th of 21)	AA (3rd of 24)
Gulf pool (b)	A (3rd of 16)	A2 (6th of 21)	A+ (5th of 21)	—
Northland pool (c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A (3rd of 16)	—	—	AA (3rd of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	AA (3rd of 24)
Travelers Europe	A (3rd of 16)	—	A+ (5th of 21)	—

(a)                The Travelers Property Casualty pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty Insurance Company of America, (formerly Travelers Casualty and Surety Company of Illinois), Farmington Casualty Company, The Travelers Indemnity Company of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, Travelers Commercial Casualty Company, Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, Travelers Property Casualty Company of America, (formerly The Travelers Indemnity Company of Illinois), Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company (formerly Travelers Property Casualty Insurance Company of Illinois) and Travelers Excess and Surplus Lines Company.

(b)               The Gulf pool consists of Gulf Insurance Company, Gulf Underwriters Insurance Company, Select Insurance Company and Atlantic Insurance Company.

(c)                The Northland pool consists of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company, and American Equity Specialty Insurance Company.

See “Part II – Item 5 – Other Information” for a discussion of SPC rating agency actions.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to claim and claim adjustment expense reserves and related reinsurance recoverables.

Claims and claim adjustment expense reserves by product line were as follows:

($ in millions)	March 31, 2004	December 31, 2003

General liability	$11,004.5	$11,041.8
Property	2,100.0	2,161.9
Commercial multi-peril	3,397.1	3,384.1
Commercial automobile	2,775.7	2,718.3
Workers’ compensation	11,411.4	11,287.5
Fidelity and surety	596.5	580.8
Personal automobile	2,438.6	2,383.6
Homeowners and personal lines – other	849.0	916.2
Property-casualty	34,572.8	34,474.2
Accident and health	95.4	98.4
Claims and claim adjustment expense reserves	$34,668.2	$34,572.6

The Company maintains property and casualty loss reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period.  Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date.  These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors.  Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes.  Many of these items are not directly quantifiable, particularly on a prospective basis.  Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer.  Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled.  Adjustments to reserves are reflected in the results of the periods in which the estimates are changed.  Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient.  If estimated reserves are insufficient, the Company will incur additional income statement charges.

Some of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $3.137 billion at March 31, 2004.  While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding asbestos-related claims could result in liability in future periods that differ from current reserves by an amount that could be material to the Company’s future operating results and financial condition.  See the preceding discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation.

Total reinsurance recoverables were $10.935 billion at March 31, 2004 and included $2.009 billion from servicing carrier arrangements with various involuntary assigned risk pools and $2.373 billion of structured settlement annuities.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.

The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.  In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers.  In recent quarters, the Company has experienced an increase in the frequency of these reinsurance coverage disputes.  Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company’s rights and obligations under the various reinsurance agreements.  The Company employs dedicated specialists and aggressive strategies to manage reinsurance collections and disputes.

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables.  The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, applicable coverage defenses and other relevant factors.  Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates.  During the first quarter of 2004, the Company increased the allowance by a net amount of $4.7 million in connection with the Company’s ongoing review process.  The allowance for estimated uncollectible reinsurance recoverables was $391.1 million at March 31, 2004.  Changes in these estimates could result in additional income statement charges.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 2 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

OUTLOOK

There are currently state and federal proposals to reform the existing system for handling asbestos claims and related litigation.  One prominent proposal is the creation of a federal asbestos claims trust to compensate asbestos claimants.  The trust would primarily be funded by former manufacturers, distributors and sellers of asbestos products and insurers.  At this time it is not possible to predict the likelihood or timing of enactment of such proposals.  The effect on the Company, if these proposals are enacted, will depend upon various factors including the size of the compensation fund, the portion allocated to insurers and the formula for allocating contributions among insurers.  If legislative reform proposals are enacted, the Company’s contribution allocation could be larger than its current asbestos reserves.

FORWARD-LOOKING STATEMENTS

This report may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, the Company may have forward-looking statements about the Company’s results of operations, financial condition, and liquidity, the sufficiency of the Company’s asbestos reserves and the integration following the merger.  Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

In particular, the sufficiency of the Company’s asbestos reserves, as well as the Company’s results of operations, financial condition and liquidity, to the extent impacted by the sufficiency of the Company’s asbestos reserves, is subject to a number of potential adverse developments including, among others, adverse developments involving asbestos claims and related litigation, the willingness of parties, including the Company, to settle disputes, the impact of aggregate policy coverage limits and the impact of bankruptcies of various asbestos producers and related businesses.

Some of the other factors that could cause actual results to differ include, but are not limited to, the following: the Company’s ability to fully integrate the former St. Paul and Travelers businesses in the manner or in the timeframe currently anticipated; the Company’s inability to obtain price increases due to competition or otherwise; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; developments relating to coverage and liability for mold claims; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to the Company; adverse outcomes in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative actions, including federal and state legislation related to asbestos liability reform; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal Lines policies; and amendments to, and changes to the risk-based capital requirements.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update these forward-looking statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative disclosures about market risk of the Company should be read in conjunction with the quantitative and qualitative disclosures about market risk as of December 31, 2003 included in the TPC Form 10-K.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  No changes in the Company’s short-term and long-term debt have occurred since December 31, 2003.  The primary market risk for these market sensitive instruments is interest rate risk at the time of refinancing.  For information regarding the Company’s long-term debt, see note 9 to the condensed consolidated financial statements.  In addition, the average duration of the Company’s fixed maturities portfolio decreased from December 31, 2003, primarily as a result of the impact of the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the sale of certain treasury futures contracts.  See the Liquidity and Capital Resources section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company analyzes quantitative information about market risk based on a sensitivity analysis model.  This model produces a loss in fair value of market sensitive instruments of approximately $1.3 billion and $1.2 billion based on a 100 basis point increase in interest rates as of March 31, 2004 and December 31, 2003, respectively.

The Company’s sensitivity model also calculates a potential loss in fair value with the inclusion of certain non-financial instruments, including premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves.  Based on this model, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of March 31, 2004 and December 31, 2003 is not material.

For a discussion of The St. Paul Companies, Inc. market risk, refer to SPC’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.    CONTROLS AND PROCEDURES.

The St. Paul Travelers Companies, Inc. (the “Company”) maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries are a party or to which any of the Company’s property is subject.

Asbestos and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances which are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.

TPC is involved in bankruptcy and other proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims were covered by insurance policies issued by TPC.  There were a number of developments in the proceedings since the beginning of 2003, including two decisions which were favorable to TPC.  These developments and the status of the various proceedings are described below.

One of the proceedings was an arbitration commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims paid by ACandS on or after that decision date are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  TPC has filed its opposition to ACandS’ motion to vacate.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware).  On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization.  The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code.  ACandS has filed a notice of appeal of the bankruptcy court’s decision and has filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court.  TPC has moved to dismiss the appeal and objections and has also filed an opposition to ACandS’ objections.

In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.8 billion.  ACandS asserts that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling, TPC is liable for 45% of the $2.8 billion.  In August 2003, ACandS filed a new lawsuit against TPC seeking to enforce this position (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  TPC has not yet responded to the complaint but intends to vigorously contest ACandS’ assertions and believes that it has meritorious defenses.

In addition to the proceedings described above, TPC and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.) commenced in September 2000.  This litigation primarily involves the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC has filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision.

All three of the ongoing proceedings were stayed pending the bankruptcy court’s ruling on ACandS’ plan of reorganization.  In light of the issuance of that ruling, the Company is now evaluating its next steps in the proceedings.  The Company believes that the findings of the Bankruptcy Court support various of TPC’s assertions in the proceedings.

The Company believes that it has meritorious defenses in all these proceedings, which it is vigorously asserting, including, among others, that the purported settlements are not final, are unreasonable in amount and are not binding on TPC; that any bankruptcy plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of TPC’s obligations under policies issued to ACandS or to deprive TPC of its right to litigate the claims against ACandS; that the arbitration award is valid and binding on the parties and applies to claims purportedly settled by ACandS during the pendency of the arbitration proceeding; and that the occurrence limits in the policies substantially reduce or eliminate TPC’s obligations, if any, with respect to the purportedly settled claims.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including the St. Paul companies) in state court in West Virginia.  The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (filed in 2002, and served in May 2003) (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against TPC in Louisiana, Ohio and Texas state courts (these suits, together with the West Virginia suit, are collectively referred to as the “common law claims”).

All of the actions described in the preceding paragraph, other than the Hawaii Actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns Manville.  In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  The parties have met with the mediator several times, and on November 19, 2003, the parties advised the bankruptcy court that a settlement in principle of the Statutory and Hawaii Actions had been reached.  This settlement in principle includes a $412 million lump sum payment by TPC, subject to a number of significant contingencies, including the execution of two definitive settlement agreements, one relating to the Statutory Actions and the other pertaining to the Hawaii Actions.  The Statutory Action definitive settlement agreement has been executed and signed by all the parties.  TPC is still negotiating the terms of the Hawaii settlement agreement which it anticipates completing in the near term.  In addition, the bankruptcy court must issue orders approving the settlement agreements and clarifying certain prior orders of the bankruptcy court concerning the scope and breadth of the injunction previously entered by that court in the Johns Manville proceeding.  All of these orders must become final and all appeals seeking to reverse these orders must have been denied in order for the settlement to take effect.  The bankruptcy court will also hold hearings with respect to TPC’s motion to enforce the court’s prior injunction as respects to all of the pending common law claims.  The bankruptcy court has scheduled May 24, 25 and 26, 2004 as the dates to hear the parties concerning approval of the settlements of the Statutory and Hawaii Actions as well as TPC’s request for injunctions with respect to all pending common law claims.  If TPC is successful in finalizing its settlement of the Statutory and Hawaii Actions and obtains a ruling concerning the applicability of the prior injunctions with respect to the common law claims, then the Statutory and Hawaii Actions will have been resolved and the pending common law claims will have been enjoined.  It is not possible to predict how the court will rule on the motions with respect to the common law claims or the motion to approve the settlements of the Statutory and Hawaii Actions.  If all of the conditions of the Statutory and Hawaii settlements are not satisfied, or to the extent that the bankruptcy court does not enforce the prior injunctions with respect to the common law claims, then the temporary restraining order currently in effect will be lifted and TPC will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

TPC has numerous defenses in all of the direct action cases.  Many of these defenses have been raised in initial motions to dismiss filed by TPC and other insurers.  There have been favorable rulings during 2003 in Texas on some of these motions filed by other insurers during the pendency of the Johns Manville stay that dealt with statute of limitations and the validity of the alleged causes of actions.  TPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with TPC’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of recent settlement activity and other information regarding the Company’s asbestos and environmental exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos Claims and Litigation”, “– Environmental Claims and Litigation” and “– Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims.  Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  Because of these uncertainties, additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations and financial condition in future periods.

Other Proceedings

Beginning in January 1997, various plaintiffs commenced a series of purported class actions and one multi-party action in various courts against some of TPC’s subsidiaries, dozens of other insurers and the National Council on Compensation Insurance, or the NCCI.  The allegations in the actions are substantially similar.  The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers’ compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws.  Plaintiffs seek unspecified monetary damages.  After several voluntary dismissals, refilings and consolidations, actions are, or until recently were, pending in the following jurisdictions:  Georgia (Melvin Simon & Associates, Inc., et al. v. Standard Fire Insurance Company, et al.); Tennessee (Bristol Hotel Asset Company, et al. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al. and Bristol Hotel Management Corporation, et al. v. Aetna Casualty & Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.); Illinois (CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. American Insurance Company, et al.); Missouri (American Freightways Corporation, et al. v. American Insurance Co., et al.); California (Bristol Hotels & Resorts, et al. v. NCCI, et al.);  Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (Alumax, Inc., et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc., et al. v. National Surety Corp. et al.); New York (Burnham Service Corp. v. American

Motorists Insurance Company, et al.); and Arizona (Albany International Corp. v. American Home Assurance Company, et al.).

The trial courts ordered dismissal of the California, Pennsylvania and New York cases, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.), and, in August 2003, the Kentucky case.  In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona.  The trial courts in Georgia, Texas, and Michigan denied defendants’ motions to dismiss.  The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily.  The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal.  After the rulings described above, the plaintiffs withdrew the New York and Michigan cases.  Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted.  In October 2003, the United States Supreme Court denied plaintiff’s request for further review of that appellate ruling.  TPC is vigorously defending all of the pending cases and the Company’s management believes TPC has meritorious defenses; however the outcome of these disputes is uncertain.

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute, which has been consolidated with Gulf’s action.  Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract.  XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counter claims for rescission of vehicle residual value reinsurance contracts issued to Gulf.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.  After the settlement, the Gulf action now seeks from the remaining three defendants a total of $90.9 million  currently due under the reinsurance contracts, a declaration that $11.6 million will be payable under a second installment due in 2004, and consequential and punitive damages.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

TPC and its board of directors were named as defendants in three purported class action lawsuits brought by four of TPC’s former shareholders seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Hartford, CT December 15, 2003). On March 18, 2004, TPC announced that all of these lawsuits had been settled, subject to court approval of the settlements.  The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys fees.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending coverage claims brought against it.  While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

For further discussion regarding litigation of SPC and its subsidiaries, please see the information set forth in the “Contingencies” section of Note 11 to The St. Paul Companies, Inc. consolidated financial statements included in “Part II - Item 5 – Other Information” of this report, which updates certain information in The St. Paul Companies, Inc.’s 2003 Annual Report on Form 10-K.

Item 2.                                   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth information regarding repurchases by SPC of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares or (units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

Jan. 1, 2004-Jan. 31, 2004	—	—	—	—
Feb. 1, 2004-Feb. 29, 2004	—	—	—	—
Mar. 1, 2004-Mar. 31, 2004	18,474	$42.00	—	—

Total	18,474	$42.00	—	—

(a)          All repurchases in the table represent shares repurchased from restricted stock award recipients upon vesting of their awards to fund the recipients’ tax liabilities related to the award.

Item 3.                                   DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

SPC held a Special Meeting of Shareholders on March 19, 2004 to vote on three proposals related to the proposed merger with TPC and one other issue.  The results of those votes were as follows:

(a)                              By a vote of 189,712,310 in favor, 3,098,878 against and 1,323,002 abstaining, shareholders approved the issuance of SPC common stock in connection with the proposed merger.

(b)                             By a vote of 189,761,131 in favor, 2,918,420 against and 1,404,639 abstaining, shareholders approved the amendment of SPC’s bylaws in connection with the proposed merger.

(c)                              By a vote of 184,368,219 in favor, 8,301,709 against and 1,434,012 abstaining, shareholders approved the amendment of SPC’s Articles of Incorporation in connection with the proposed merger.

(d)                             By a vote of 185,526,531 in favor, 7,092,312 against and 1,485,096 abstaining, shareholders approved the additional amendment to SPC’s Articles of Incorporation to reduce the shareholder approval required for certain future fundamental actions.

TPC also held a Special Meeting of Shareholders on March 19, 2004 to vote on the proposal to approve the Agreement and Plan of Merger dated as of November 16, 2003, as amended, among SPC, TPC and Adams Acquisition Corp., and the transactions contemplated by the merger agreement, including the merger.  The results of the votes were as follows:

Class A Shares:

365,987,548 in favor, 7,964,257 against, and 508,761 abstaining.

Class B Shares:

2,644,392,401 in favor, 9,782,234 against, and 31,050,131 abstaining.

Total Voting Power of Both Classes:

3,010,379,949 in favor, 17,746,491 against, and 31,558,892 abstaining.

Item 5.                                   OTHER INFORMATION.

The following supplementary information includes condensed financial statements, notes and management’s discussion and analysis pertaining to results of operations and financial condition of SPC and its subsidiaries as of and for the quarters ended March 31, 2004 and 2003.

For purposes of this Report on Form 10-Q, the supplemental information in this Item 5 is not included in Part I, Items 1 and 2 unless specified in Part I, Items 1 and 2.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited

For the three months ended March 31, 2004 and 2003

(In millions, except per share data)	2004	2003

Revenues
Premiums earned	$1,785	$1,729
Net investment income	278	281
Asset management	120	102
Realized investment gains (losses)	117	(39)
Other	22	40
Total revenues	2,322	2,113
Expenses
Insurance losses and loss adjustment expenses	1,290	1,136
Policy acquisition expenses	378	407
Operating and administrative expenses	345	319
Total expenses	2,013	1,862
Income from continuing operations before income taxes	309	251
Income tax expense	113	70
Income from continuing operations	196	181
Discontinued operations:
Loss on disposal, net of taxes	(8)	—
Loss from discontinued operations	(8)	—
Net Income	$188	$181

Basic Earnings Per Common Share
Income from continuing operations	$0.84	$0.78
Loss from discontinued operations, net of taxes	(0.04)	—
Net Income	$0.80	$0.78

Diluted Earnings Per Common Share
Income from continuing operations	$0.79	$0.75
Loss from discontinued operations, net of taxes	(0.03)	—
Net Income	$0.76	$0.75

Dividends declared per common share	$0.50	$0.29

See notes to condensed consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004 (unaudited) and December 31, 2003

(In millions)	2004	2003

Assets
Investments:
Fixed income	$17,053	$16,456
Real estate and mortgage loans	873	838
Venture capital	496	535
Equities	102	171
Securities on loan	1,516	1,584
Other investments	994	887
Short-term investments	2,446	2,709
Total investments	23,480	23,180
Cash	184	150
Reinsurance recoverables:
Unpaid losses	5,845	6,151
Paid losses	1,249	973
Ceded unearned premiums	626	651
Receivables:
Underwriting premiums	2,414	2,442
Interest and dividends	247	248
Other	217	226
Deferred policy acquisition costs	718	695
Deferred income taxes	1,183	1,285
Office properties and equipment	333	343
Goodwill	950	926
Intangible assets	138	139
Other assets	2,237	2,154
Total Assets	$39,821	$39,563

See notes to condensed consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2004 (unaudited) and December 31, 2003

(In millions)	2004	2003

Liabilities
Insurance reserves:
Losses and loss adjustment expenses	$19,499	$19,426
Unearned premiums	4,249	4,204
Total insurance reserves	23,748	23,630
Debt	3,683	3,750
Payables:
Reinsurance premiums	697	769
Accrued expenses and other	1,269	1,035
Securities lending collateral	1,559	1,616
Other liabilities	2,426	2,538
Total Liabilities	33,382	33,338

Shareholders’ Equity
Preferred:
Stock Ownership Plan - convertible preferred stock	96	98
Guaranteed obligation-Stock Ownership Plan	(14)	(23)
Total Preferred Shareholders’ Equity	82	75

Common:
Common stock	2,691	2,655
Retained earnings	2,947	2,874
Accumulated other comprehensive income, net of taxes:
Unrealized appreciation on investments	696	619
Unrealized gain on foreign currency translation	29	11
Unrealized loss on derivatives	(2)	(5)
Minimum pension liability adjustment	(4)	(4)
Total accumulated other comprehensive income	719	621
Total Common Shareholders’ Equity	6,357	6,150
Total Shareholders’ Equity	6,439	6,225
Total Liabilities and Shareholders’ Equity	$39,821	$39,563

See notes to condensed consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2004 (unaudited) and

Twelve Months Ended December 31, 2003

(In millions)	2004	2003

Preferred Shareholders’ Equity
Stock Ownership Plan - convertible preferred stock:
Beginning of period	$98	$105
Redemptions during the period	(2)	(7)
End of period	96	98
Guaranteed obligation – Stock Ownership Plan:
Beginning of period	(23)	(40)
Principal payments	9	17
End of period	(14)	(23)
Total Preferred Shareholders’ Equity	82	75

Common Shareholders’ Equity
Common stock
Beginning of period	2,655	2,606
Stock issued:
Stock incentive plans	32	33
Preferred shares redeemed	4	15
Reacquired common shares	—	(1)
Other	—	2
End of period	2,691	2,655
Retained earnings:
Beginning of period	2,874	2,473
Net income	188	661
Dividends declared on common stock	(114)	(264)
Dividends declared on preferred stock, net of taxes	(2)	(8)
Reacquired common shares	(1)	(1)
Deferred compensation – restricted stock	(8)	(1)
Tax benefit on employee stock options, and other changes	12	21
Premium on preferred shares redeemed	(2)	(7)
End of period	2,947	2,874
Unrealized appreciation on investments, net of taxes:
Beginning of period	619	671
Change for the period	77	(52)
End of period	696	619
Unrealized gain (loss) on foreign currency translation, net of taxes:
Beginning of period	11	(68)
Currency translation adjustments	18	79
End of period	29	11
Unrealized loss on derivatives, net of taxes:
Beginning of period	(5)	(1)
Change during the period	3	(4)
End of period	(2)	(5)
Minimum pension liability adjustment, net of taxes:
Beginning of period	(4)	—
Change during the period	—	(4)
End of period	(4)	(4)
Total Common Shareholders’ Equity	6,357	6,150
Total Shareholders’ Equity	$6,439	$6,225

See notes to condensed consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2004 and 2003

(Unaudited)

(In millions)	2004	2003

Net income	$188	$181
Other comprehensive income, net of taxes:
Change in unrealized appreciation on investments	77	7
Change in unrealized gain or loss on foreign currency translation	18	18
Change in unrealized loss on derivatives	3	2
Other comprehensive income	98	27
Comprehensive income	$286	$208

See notes to condensed consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003

(Unaudited)

(In millions)	2004	2003

Operating Activities
Net income	$188	$181
Adjustments:
Loss from discontinued operations	(8)	—
Change in property-liability insurance reserves	4	(1,084)
Change in reinsurance balances	(11)	92
Change in deferred acquisition costs	(21)	(117)
Change in insurance premiums receivable	33	(4)
Change in accounts payable and accrued expenses	(170)	(124)
Change in income taxes payable/refundable	16	82
Realized investment (gains) losses	(117)	39
Depreciation and amortization	23	23
Other	(94)	7
Net Cash Used by Continuing Operations	(157)	(905)

Investing Activities
Sales of short-term investments	165	533
Purchases of other investments	(1,890)	(819)
Proceeds from sales and maturities of other investments	1,702	1,333
Change in open security transactions	368	(21)
Purchase of office property and equipment	(8)	(11)
Sales of office property and equipment	—	—
Acquisitions, net of cash acquired	(16)	(3)
Other	13	5
Net Cash Provided by Continuing Operations	334	1,017
Net Cash Used by Discontinued Operations	(2)	(15)
Net Cash Provided by Investing Activities	332	1,002

Financing Activities
Dividends paid on common and preferred stock	(68)	(68)
Proceeds from issuance of debt	—	145
Repayment of debt	(87)	(202)
Subsidiary’s repurchase of common shares	(18)	(14)
Stock options exercised and other	33	3
Net Cash Used by Financing Activities	(140)	(136)
Effect of exchange rate changes on cash	(1)	4
Increase (Decrease) in Cash	34	(35)
Cash at beginning of period	150	315
Cash at End of Period	$184	$280

See notes to condensed consolidated financial statements.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Unaudited

March 31, 2004

Note 1 - Basis of Presentation

These condensed consolidated financial statements include The St. Paul Companies, Inc. and subsidiaries (“The St. Paul” or “SPC”), and have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). In this section, the use of “we,” “us,” and “our” refers to The St. Paul prior to the consummation of the merger.

Effective April 1, 2004, pursuant to the Agreement and Plan of Merger dated as of November 16, 2003, as amended (the Merger Agreement), by and among The St. Paul Travelers Companies, Inc., a Minnesota corporation (formerly named The St. Paul Companies, Inc.), (the Company), Travelers Property Casualty Corp., a Connecticut corporation (TPC) and Adams Acquisition Corp. (Merger Sub), a Connecticut corporation and wholly owned subsidiary of St. Paul Travelers, in which Merger Sub was merged (the Merger) with and into TPC, with TPC continuing as the surviving corporation and a wholly owned subsidiary of the Company.  The name of the registrant was changed from “The St. Paul Companies, Inc.” to “The St. Paul Travelers Companies, Inc.” in connection with the Merger.

For accounting purposes, this transaction will be accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, the transaction will be accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of The St. Paul Companies, Inc. as of April 1, 2004.  Effective with periods beginning on and after April 1, 2004, the results of operations and financial condition of SPC will be included in The St. Paul Travelers Companies, Inc. consolidated statements of income.  Because TPC is the acquiring entity for accounting purposes, TPC’s consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis of financial condition and results of operations are included in Part I, Items 1 and 2 of this report.

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

Reference should be made to the “Notes to Consolidated Financial Statements” in The St. Paul’s Annual Report on Form 10-K for the year ended Dec. 31, 2003.  The amounts in those notes have not changed materially except as a result of transactions in the ordinary course of business or as otherwise disclosed in these notes.

In the first quarter of 2003, we eliminated the one-quarter reporting lag for our operations at Lloyd’s, the impact of which is discussed in more detail in Note 3 in this Item 5.

Some amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.  These reclassifications had no effect on net income, comprehensive income or shareholders’ equity, as previously reported.

Stock Option Accounting

For the periods presented, we have followed the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25),” and other related interpretations in accounting for our stock option plans utilizing the “intrinsic value method” described in that literature.  For the periods presented, we have also followed the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for our option plans, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123.”  These provisions require pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value method” described in those Statements.

All of our outstanding unvested options granted in 2003 and prior under our U.S. stock incentive plans immediately vested upon the consummation of the merger with Travelers Property Casualty Corp. on April 1, 2004.

Had we calculated compensation expense on a combined basis for our stock option grants based on the “fair value method” described in SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as indicated for the three months ended March 31, 2004 and 2003.

(In millions, except per share data)	2004	2003

Net income
As reported *	$188	$181
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(10)
Pro forma	$177	$171

Basic earnings per share
As reported	$0.80	$0.78
Pro forma	$0.76	$0.74

Diluted earnings per share
As reported	$0.76	$0.75
Pro forma	$0.72	$0.72

*As reported net income included $2 million and $1 million of stock-based compensation expenses, net of related tax benefits, for the first quarters of 2004 and 2003, respectively.

The St. Paul Travelers Companies, Inc. will employ the fair value based method of accounting for stock-based employee compensation.  In addition, Nuveen Investments, Inc., The St. Paul’s majority-owned asset management subsidiary, adopted the fair value based method of accounting for its stock options effective April 1, 2004.

Note 2 – Subsequent Event - Merger With Travelers Property Casualty Corp.

Effective April 1, 2004, pursuant to the Agreement and Plan of Merger dated as of November 16, 2003, as amended (the “Merger Agreement”), by and among The St. Paul Travelers Companies, Inc., a Minnesota corporation (formerly named The St. Paul Companies, Inc.), (the Company), Travelers Property Casualty Corp., a Connecticut corporation (TPC), and Adams Acquisition Corp., a Connecticut corporation and wholly owned subsidiary of St. Paul Travelers (Merger Sub), Merger Sub was merged (the Merger) with and into TPC, with TPC continuing as the surviving corporation and a wholly owned subsidiary of the Company.  The name of the registrant was changed from “The St. Paul Companies, Inc.” to “The St. Paul Travelers Companies, Inc.” in connection with the Merger.

By virtue of the Merger, each issued and outstanding share of Class A common stock, par value $0.01 per share, of Travelers (together with the associated preferred stock purchase rights, the “Class A common stock”) and each issued and outstanding share of Class B Common Stock, par value $0.01 per share, of Travelers (together with the associated preferred stock purchase rights, the “Class B common stock” and, together with the Class A common stock, the “Travelers Common Stock”), was converted into the right to receive 0.4334 of a share of common stock, without designated par value, of St. Paul Travelers (the “St. Paul Travelers Common Stock”).  Cash was paid in lieu of fractional shares of St. Paul Travelers Common Stock.  Immediately following consummation of the Merger, historical Travelers shareholders held approximately 66% of the St. Paul Travelers Common Stock.

The issuance of St. Paul Travelers Common Stock under the Merger Agreement as described above was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-4/A (File No. 333-111072), filed with the Securities and Exchange Commission (“SEC”) on February 13, 2004, and pursuant to a registration statement on Form S-4MEF (File No. 333-113979), filed with the SEC pursuant to Rule 462(b) under the Securities Act on March 26, 2004.  The joint proxy statement/prospectus filed as part of the registration statements contains additional information about the Merger and the related transactions.

Note 3 - Segment Information

Our property-liability underwriting operations consist of two segments constituting our ongoing operations (Specialty Commercial and Commercial Lines), and one segment comprising our runoff operations (Other).  In addition to our property-liability underwriting business segments, we also have a property-liability investment operation segment, as well as an asset management segment, consisting of our majority ownership in Nuveen Investments.

The accounting policies of these segments are the same as those described in Note 1 to our consolidated financial statements in our 2003 Annual Report on Form 10-K.  We evaluate performance based on underwriting results for our property-liability insurance segments, investment income and realized gains for our investment operations segment, and on pretax income for our asset management segment.  Property-liability underwriting assets are reviewed and managed in total for purposes of decision-making.  We do not allocate assets to specific underwriting segments.  Assets are specifically identified for our asset management segment.

The Specialty Commercial segment includes our ongoing International & Lloyd’s operations, and the following eleven specialty business centers: Surety, Construction, Technology, Financial and Professional Services, Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Umbrella/Excess & Surplus Lines, Excess and Surplus Lines Underwriting Facilities and Oil & Gas.  These business centers are considered specialty operations because each provides dedicated underwriting, claim and risk control services that require specialized expertise and focuses exclusively on the respective customers it serves.  Our ongoing International operations consist of our specialty underwriting operations in the United Kingdom, Canada (other than Surety) and the Republic of Ireland, and the international exposures of most U.S. underwriting business.  At Lloyd’s, our ongoing operations are comprised of the following types of insurance coverage we underwrite mostly through a single wholly-owned syndicate: Aviation, Marine, Global Property and Personal Lines. Our Surety business center underwrites surety bonds, which are agreements under which one party (the surety) guarantees to another party (the owner or obligee) that a third party (the contractor or principal) will perform in accordance with contractual or legal obligations.  The Construction business center offers a variety of products and services, including traditional insurance consisting of workers’ compensation, general liability and commercial auto coverages, and risk management solutions, to a broad range of contractors and parties responsible for construction projects.

The Commercial Lines segment focuses on commercial clientele, and although we target certain commercial customer groups and industries, we do not have underwriting, claim or risk service personnel with specialized expertise dedicated exclusively to these groups or industries.  Accordingly, the business centers within Commercial Lines are not considered “specialty” businesses.  The Commercial Lines segment includes our Small Commercial, Middle Market Commercial and Property Solutions business centers, as well as the results of our limited involvement in involuntary insurance pools.  The Small Commercial business center services commercial firms that typically have between one and fifty employees through its proprietary St. Paul Mainstreet (SM) and St. Paul Advantage (SM) products, with a particular focus on offices, wholesalers, retailers, artisan contractors and other service risks.  The Middle Market Commercial business center offers comprehensive insurance coverages for a wide variety of manufacturing, wholesale, service and retail exposures, as well as programs for selected industries that are national in scope and have similar risk characteristics such as franchises and associations.  This business center also offers loss-sensitive casualty programs, including significant deductible and self-insured retention options, for the higher end of the middle market sector.  The Property Solutions business center combines our Large Accounts Property business with the commercial portion of our catastrophe risk business and allows us to take a unified approach to large property risks.

The Other segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former Health Care and Reinsurance segments, and the results of the following international operations: our runoff operations at Lloyd’s, including our participation in the insuring of the Lloyd’s Central Fund; Unionamerica, the London-based underwriting unit acquired as part of our purchase of MMI in 2000; and international operations we decided to exit at the end of 2001.  This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998).  In addition to our participation in voluntary insurance pools, this prior years’ business includes the majority of our environmental and asbestos liability exposures.  Our Health Care operation historically provided a wide range of medical liability insurance products and services throughout the entire health care delivery system.  Our Reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures.  In November 2002, we transferred our ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd.

The summary below presents revenue and pretax income from continuing operations for our reportable segments for the three months ended March 31, 2004 and 2003.  The revenues of our asset management segment include investment income.

(In millions)	2004	2003

Revenues from Continuing Operations
Underwriting:
Ongoing Operations:
Specialty Commercial	$1,142	$1,064
Commercial Lines	620	505
Total ongoing insurance operations	1,762	1,569

Runoff Operations:
Other	23	160
Total Underwriting	1,785	1,729

Investment operations:
Net investment income	277	280
Realized investment gains (losses)	107	(32)
Total investment operations	384	248
Other	24	39
Total property-liability insurance	2,193	2,016
Asset management	120	102
Total reportable segments	2,313	2,118
Parent company, other operations and consolidating eliminations	9	(5)
Total revenues from continuing operations	$2,322	$2,113

(In millions)	2004	2003

Income (Loss) from Continuing Operations Before Income Taxes
Underwriting result:
Ongoing Operations:
Specialty Commercial	$(4)	$119
Commercial Lines	43	37
Total ongoing insurance operations	39	156

Runoff Operations:
Other	(77)	(99)
Total Underwriting	(38)	57

Investment operations:
Net investment income	277	280
Realized investment gains (losses)	107	(32)
Total investment operations	384	248
Other	(34)	(34)
Total property-liability insurance	312	271
Asset management	52	42
Total reportable segments	364	313
Parent company, other operations and consolidating eliminations	(55)	(62)
Total income from continuing operations before income taxes	$309	$251

In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd’s to coincide with the reporting timing of all of our other international operations.  As a result, our consolidated results in the first quarter of 2003 included the results of those operations for the fourth quarter of 2002 and the first quarter of 2003.  The incremental impact on our property-liability results of operations in 2003 was as follows.

(In millions)	Quarter Ended March 31, 2003

Net written premiums	$99
Change in unearned premiums	(54)
Net earned premiums	45
Incurred losses and underwriting expenses	46
Underwriting loss	(1)
Net investment income	3
Other expense	(3)
Total pretax loss	$(1)

Note 4 - Earnings Per Common Share

The following table provides the calculation of our earnings per common share for the three months ended March 31, 2004 and 2003:

(In millions, except per share amounts)	2004	2003

Earnings
Basic
Net income, as reported	$188	$181
Preferred stock dividends, net of taxes	(2)	(2)
Premium on preferred shares redeemed	(2)	(2)
Net income available to common shareholders	$184	$177
Diluted
Net income available to common shareholders	$184	$177
Dilutive effect of affiliates	(1)	(1)
Effect of dilutive securities:
Convertible preferred stock	2	2
Zero coupon convertible notes	1	1
Net income available to common shareholders	$186	$179

Common Shares
Basic
Weighted average common shares outstanding	229	227

Diluted
Weighted average common shares outstanding	229	227
Weighted average effects of dilutive securities:
Stock options	3	1
Convertible preferred stock	5	6
Zero coupon convertible notes	2	2
Equity unit stock purchase contracts	5	1
Total	244	237

Earnings Per Common Share
Basic	$0.80	$0.78
Diluted	$0.76	$0.75

Note 5 - Investments

Investment Activity.  Following is a summary of our investment purchases, sales and maturities for continuing operations for the three months ended March 31, 2004 and 2003.

(In millions)	2004	2003

Purchases
Fixed income	$1,726	$568
Equities	59	214
Real estate and mortgage loans	38	—
Venture capital	30	30
Other investments	37	7
Total purchases	1,890	819

Proceeds from Sales and Maturities
Fixed income	1,455	1,086
Equities	121	214
Real estate and mortgage loans	—	8
Venture capital	65	9
Other investments	61	16
Total sales and maturities	1,702	1,333
Net purchases (sales)	$188	$(514)

Change in Unrealized Appreciation.  The change in unrealized appreciation or depreciation of investments recorded in common shareholders’ equity and other comprehensive income for the three months ended March 31, 2004 and the year ended December 31, 2003 was as follows:

(In millions)	2004	2003

Pretax:
Fixed income	$85	$(147)
Venture capital	(16)	20
Equities	(16)	47
Other	58	18
Total change in pretax unrealized appreciation	111	(62)
Change in deferred taxes	(34)	10
Total change in unrealized appreciation, net of taxes	$77	$(52)

We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature.  If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders’ equity.  If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss on our statement of operations.  Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security.  If that judgment changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.  The following table summarizes the total pretax gross unrealized loss recorded in our common shareholders’ equity at March 31, 2004 and December 31, 2003, by invested asset class.

(In millions)	2004	2003

Fixed income (including securities on loan):	$34	$51
Equities	2	4
Venture capital	89	74
Total unrealized loss	$125	$129

At March 31, 2004 and December 31, 2003, the carrying value of our consolidated invested asset portfolio included $1.08 billion and $0.95 billion of net pretax unrealized appreciation, respectively.  Included in those net amounts were gross pretax unrealized losses of $125 million and $129 million, respectively.  The following tables summarize, for all securities in an unrealized loss position at March 31, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The cost of these investments represented approximately 10% and 16% of our investment portfolio (at cost) at March 31, 2004 and December 31, 2003, respectively.  The majority of unrealized losses related to fixed income securities were issuer-specific rather than interest rate-related.  We recognized $19 million of pretax impairment losses in our venture capital portfolio in the first quarter of 2004.  For the year ended December 31, 2003, we recognized $143 million of pretax impairment losses in our venture capital portfolio.

March 31, 2004

	Up to 12 months		Greater than 12 months		Total
(In millions)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed income:
U.S. Government	$68	$1	$—	$—	$68	$1
State and political subdivisions	841	12	5	—	846	12
Foreign governments	186	2	1	—	187	2
Corporate securities	677	9	20	2	697	11
Asset-backed securities	12	—	59	5	71	5
Mortgage-backed securities	133	3	—	—	133	3
Total fixed income	1,917	27	85	7	2,002	34
Equities	53	2	—	—	53	2
Venture capital	75	54	53	35	128	89

Total	$2,045	$83	$138	$42	$2,183	$125

December 31, 2003

	Up to 12 months		Greater than 12 months		Total
(In millions)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed income:
U.S. Government	$348	$5	$8	$—	$356	$5
State and political subdivisions	114	3	17	—	131	3
Foreign governments	287	2	—	—	287	2
Corporate securities	1,112	23	57	2	1,169	25
Asset-backed securities	54	1	73	8	127	9
Mortgage-backed securities	412	7	1	—	413	7
Total fixed income	2,327	41	156	10	2,483	51
Equities	22	4	3	—	25	4
Venture capital	53	29	54	45	107	74

Total	$2,402	$74	$213	$55	$2,615	$129

Note 6 – Derivative Financial Instruments

We have the following derivative instruments, which have been designated into one of three categories based on their intended use:

Fair Value Hedges:  We are party to several pay-floating, receive-fixed interest rate swaps, whose notional amounts total $730 million.  They are designated as fair value hedges for a portion of our medium-term and senior notes, as they were entered into for the purpose of managing the effect of interest rate fluctuations on that debt.  The terms of the swaps match those of the debt instruments, and therefore the swaps are considered 100% effective.  The balance sheet impact related to the movements in interest rates for the three months ended March 31, 2004 and March 31, 2003 was a $19 million increase and a $7 million increase, respectively, in the fair value of the swaps and the related debt on the balance sheet, with the statement of operations’ impacts offsetting.

Cash Flow Hedges:  We have purchased forward foreign currency contracts that are designated as cash flow hedges.  They are utilized to reduce our exposure to fluctuations in foreign exchange rates that result from our expected foreign currency payments, and settlement of our foreign currency payables and receivables.  In the three months ended March 31, 2004, we recognized a gain of less than $1 million on the cash flow hedges, which is included in “Other Comprehensive Income.”  The comparable amount for the three months ended March 31, 2003 was a $1 million gain.  The amounts included in Other Comprehensive Income will be realized in earnings concurrent with the timing of the hedged cash flows.  For the period ended March 31, 2004, we reclassified into earnings a realized loss of $3 million related to cash flow hedges.  We anticipate that a loss of approximately $1 million will be reclassified into earnings within the next twelve months.  In the three months ended March 31, 2004 and March 31, 2003, the ineffective portion of the hedge resulted in no gain or loss, and a gain of less than $1 million, respectively.

Non-Hedge Derivatives:  We have entered into a variety of other financial instruments that are considered to be derivatives, but which are not designated as hedges.  These include our investment in stock purchase warrants of Platinum Underwriters Holdings, Ltd., received as partial consideration from the sale of our reinsurance business in 2002, stock warrants in our venture capital business, and foreign currency forwards.  We recorded $4 million of gain and a $7 million loss in continuing operations for the three months ended March 31, 2004 and March 31, 2003 respectively, relating to the change in the market value of these derivatives during the period.

Note 7 - Income Taxes

The components of income tax expense on continuing operations for the three months ended March 31, 2004 and 2003 were as follows:

(In millions)	2004	2003

Federal current tax expense	$28	$128
Federal deferred tax expense (benefit)	74	(63)
Total federal income tax expense	102	65
Foreign income tax expense	8	3
State income tax expense	3	2
Total income tax expense on continuing operations	$113	$70

Note 8 – Debt

Debt consisted of the following at March 31, 2004 and December 31, 2003:

	2004		2003
(In millions)	Book Value	Fair Value	Book Value	Fair Value

5.75% senior notes	$499	$544	$499	$539
Medium-term notes	452	497	455	496
5.25% senior notes	443	464	443	465
Nuveen Investments’ third-party debt	304	306	302	299
Commercial paper	302	302	322	322
7.875% senior notes	250	266	250	269
8.125% senior notes	249	306	249	297
Zero coupon convertible notes	113	115	112	114
7.125% senior notes	80	85	80	86
Variable rate borrowings	—	—	64	64
Subtotal	2,692	2,885	2,776	2,951

Debt related to company-obligated mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of The St. Paul:
7.6% St. Paul Capital Trust I	593	631	593	638
7.625% MMI Capital Trust I	125	147	125	142
8.5% USF&G Capital Trust I	56	73	56	71
8.47% USF&G Capital Trust II	81	87	81	87
8.312% USF&G Capital Trust III	73	93	73	90
Subtotal	928	1,031	928	1,028
Fair value of interest rate swap agreements	63	63	46	46
Total reported debt	$3,683	$3,979	$3,750	$4,025

At March 31, 2004, we were party to a number of interest rate swap agreements related to several of our debt securities outstanding.  The notional amount of these swaps, all of which qualified for hedge accounting, totaled $730 million.  Their aggregate fair value of $63 million at March 31, 2004 was recorded as an asset, with an equal and offsetting amount included in the carrying value of our debt.

We maintain an $800 million commercial paper program with $600 million of back-up liquidity, consisting entirely of bank credit agreements.  Pursuant to covenants in the credit agreements, we must maintain an excess of net worth over goodwill and other intangible assets of not less than $4 billion at all times.  We also must maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  We were in compliance with those covenants at March 31, 2004.  The consummation of the merger triggered a technical event of default under certain of our credit agreements; however, the lenders had agreed in advance to waive the technical event of default, contingent upon the consummation of the merger.

Note 9 - Variable Interest Entities

FIN 46(R) - In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was replaced in December 2003 (“FIN 46(R)”).  FIN 46(R), along with its related interpretations, requires consolidation of all “variable interest entities” (“VIE”) by the “primary beneficiary,” as these terms are defined in FIN 46(R).  We began applying the consolidation requirements for new VIEs in the first quarter of 2003.  For VIEs created before January 31, 2003, the effective date of adoption was deferred until the first interim or annual period ending after December 15, 2003 (for us, the first quarter of 2004), but early adoption was permitted.

We chose to adopt FIN 46(R) under the early adoption provisions in 2003, which resulted in our consolidation of certain entities that we had not previously consolidated.  Upon early adoption, we recorded a loss of $21 million (net of a deferred tax benefit of $3 million) in our consolidated statement of operations in the third quarter of 2003, classified as a “cumulative effect of accounting change” and representing the cumulative impact of FIN 46(R) on periods prior to the July 1, 2003 date of early adoption.

Note 12 of our 2003 Annual Report on Form 10-K provides detailed information regarding the entities that we consolidated or deconsolidated.  There were no entities acquired in the first quarter of 2004 that were subject to accounting treatment under FIN 46(R).

Note 10 - Reinsurance

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

We expect those with whom we have ceded reinsurance to honor their contractual obligations.  In the event these companies are unable to honor their obligations, we will pay these amounts.  We have established allowances for possible nonpayment of amounts due to us.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses for the three months ended March 31, 2004 and 2003 was as follows:

(In millions)	2004	2003

Premiums Written
Direct	$2,044	$2,021
Assumed	179	723
Ceded	(415)	(767)
Net premiums written	$1,808	$1,977

Premiums Earned
Direct	$2,090	$1,932
Assumed	137	541
Ceded	(442)	(744)
Net premiums earned	$1,785	$1,729

Insurance Losses and Loss Adjustment Expenses
Direct	$1,473	$1,246
Assumed	16	310
Ceded	(199)	(420)
Net insurance losses and loss adjustment expenses	$1,290	$1,136

In conjunction with the transfer of our continuing reinsurance business (previously operating under the name “St. Paul Re”) to Platinum Underwriters Holdings, Ltd. (“Platinum”) in November 2002, we entered into various agreements with Platinum and its subsidiaries, including quota share reinsurance agreements by which Platinum reinsured substantially all of the reinsurance contracts entered into by St. Paul Re on or after January 1, 2002.  This transfer (based on September 30, 2002 balances) included $125 million of unearned premium reserves (net of ceding commissions), $200 million of existing loss and loss adjustment expense reserves and $24 million of other reinsurance-related liabilities.  The transfer of unearned premium reserves to Platinum was accounted for as prospective reinsurance, while the transfer of existing loss and loss adjustment expense reserves was accounted for as retroactive reinsurance.

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

In the first quarter of 2004, we recorded a $74 million reduction in reinsurance recoverables resulting from a change in the estimate of losses ceded under our 2000 aggregate excess of loss reinsurance treaty.  We also recorded a reduction in other assets of $11 million for amounts due under the same treaty related to a business we disposed of in 2003.  The changes in estimate are due to revisions of the expected loss payout pattern associated with the ceded losses and its effect on an economic limit prescribed in the 2000 treaty.

Note 11 –Commitments, Contingencies and Guarantees

Commitments – We have long-term commitments to fund venture capital investments through our subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships, and certain other venture capital entities.  During the first quarter of 2004, payments made in the ordinary course of funding these venture capital investments reduced our total future estimated obligations by $24 million from year-end 2003.  In addition, for certain partnerships the amount of additional capital investments we were obligated to make was reduced by $35 million.  As a result, our total future estimated obligations related to our venture capital investments declined to $733 million at March 31, 2004.

In May 2003, we purchased the right to seek renewal of several lines of insurance business previously underwritten by Kemper Insurance Companies.  The initial payment for this right was recorded as an intangible asset (characterized as renewal rights) and is being amortized on an accelerated basis over four years.  We did not assume any past liabilities with this purchase; however, we will be obligated to make an additional payment in June 2004 based on the amount of premium volume we ultimately renew during the twelve-month period subsequent to this purchase.  We believe it is unlikely that any additional payment would exceed $30 million.  At March 31, 2004 we had accrued $15 million toward this additional obligation, recorded in “Other liabilities”.

For more information about these and other commitments, refer to Note 16 of our 2003 Annual Report on Form 10-K.

Contingencies – In the ordinary course of conducting business, we (and certain of our subsidiaries) have been named as defendants in various lawsuits.  Some of these lawsuits attempt to establish liability under insurance contracts issued by our underwriting operations, including but not limited to liability under environmental protection laws and for injury caused by exposure to asbestos products.  Plaintiffs in these and other lawsuits are seeking money damages that in some cases are substantial or extracontractual in nature or are seeking to have the court direct the activities of our operations in certain ways.

Although the ultimate outcome of these matters is not presently determinable, it is possible that the resolution of one or more matters may be material to our results of operations.  However, we do not believe that the total amounts that we and our subsidiaries may ultimately have to pay in all of these lawsuits will have a material effect on our liquidity or overall financial position.

Note 16 of our 2003 Annual Report on Form 10-K includes a summary of certain litigation matters with contingencies, including the following two matters for which there were additional developments in the first quarter of 2004.

•      Asbestos Settlement Agreement – On June 3, 2002, we announced that we and certain of our subsidiaries had entered into an agreement settling all existing and future claims arising from any insuring relationship of United States Fidelity and Guaranty Company, St. Paul Fire and Marine Insurance Company and their affiliates and subsidiaries, including us (the “St. Paul Parties”), with any of MacArthur Company, Western MacArthur Company, and Western Asbestos Company (the “MacArthur Entities”).   On April 16, 2004, the U.S. District Court for the Northern District of California issued an order affirming the confirmation order of the U.S. Bankruptcy Court for the Northern District of California, which approved the June 2002 asbestos-related settlement among The St. Paul Parties and the MacArthur Entities and the MacArthur Entities’ proposed Plan of Reorganization (the “Plan”).  In connection with its order, the District Court also issued the injunctions contained in the Plan, including the injunctions in favor of the St. Paul Parties.  All other objecting insurers have entered into settlements with the MacArthur Entities and have withdrawn their appeals.  As a result, the confirmation order has become final for purposes of the settlement agreement and the Plan of Reorganization.  At March 31, 2004, $807 million was recorded in both “Other assets” and “Other liabilities,” representing payments we made and held in escrow that would have been returned to us had the final confirmation of the Bankruptcy Court not occurred.  Following that final confirmation in April 2004, those funds were released to the trust for the payment of asbestos related claims.  The release of these funds completes the St. Paul Parties’ obligations under the settlement agreement.

•        The St. Paul Companies, Inc. and its subsidiary, Adams Acquisition Corp., were named as co-defendants, together with Travelers Property Casualty Corp. (TPC) and its board of directors, in a purported class action lawsuit seeking injunctive relief as well as unspecified monetary damages and captioned Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist of Hartford, CR December 15, 2003).  On March 18, 2004, we and TPC announced that this lawsuit had been settled subject to court approval of the settlement.  The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorney’s fees.

Guarantees – In prior periods we provided certain guarantees for agency loans, issuances of debt securities, third party loans related to venture capital investments, and certain tax indemnifications related to our swap agreements.  In addition, we provided various guarantees and indemnifications in the ordinary course of selling business entities, as well as guarantees and indemnifications in connection with the transfer of ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd.  These guarantees and indemnifications remain in effect and materially unchanged from December 31, 2003.  For a full description of the nature and amount of these guarantees and indemnifications, refer to Note 16 of our 2003 Annual Report on Form 10-K.   During the first quarter of 2004, we did not become party to any new guarantees.

Note 12 – Discontinued Operations

In 1999, we sold our standard personal insurance operations to Metropolitan Property and Casualty Insurance Company (“Metropolitan”).  Metropolitan purchased Economy Fire & Casualty Company and its subsidiaries (“Economy”) and the rights and interests in those non-Economy policies constituting the remainder of our standard personal insurance operations.  Those rights and interests were transferred to Metropolitan by way of a reinsurance and facility agreement.  We guaranteed the adequacy of Economy’s loss and loss expense reserves, and we remain liable for claims on non-Economy policies that result from losses occurring prior to the September 30, 1999 closing date.  Under the reserve-related agreements, we agreed to pay for any deficiencies in those reserves and to share in any redundancies that developed by September 30, 2002.  Any losses incurred by us under these agreements were reflected in discontinued operations in the period during which they were incurred.  At December 31, 2002, our analysis indicated that we owed Metropolitan $13 million related to the reserve agreements, which was paid in April 2003.  We have no other contingent liabilities related to this sale.  In the first three months of 2004 and 2003, we recorded pretax losses of $8 million and less than $100,000, respectively, in discontinued operations, related to claims in respect of pre-sale losses.

Note 13 – Restructuring Charges

Fourth Quarter 2001 Strategic Review – In December 2001, we announced the results of a strategic review of all of our operations, which included a decision to exit a number of businesses and countries.  Related to this review, we recorded a pretax charge of $62 million, including $46 million of employee-related costs (related to the elimination of approximately 700 positions), $9 million of occupancy-related costs, $4 million of equipment charges and $3 million of legal costs.  Note 18 of our 2003 Annual Report on Form 10-K provides more information on this charge.

The following presents a rollforward of activity related to this accrual:

(In millions)	Original Pre- Tax Charge	Reserve at Dec. 31, 2003	Payments	Adjustments	Reserve at March 31, 2004
Charges:
Employee-related	$46	$10	$—	$—	$10
Occupancy-related	9	5	—	—	5
Equipment charges	4	N/A	N/A	N/A	N/A
Legal costs	3	—	—	—	—
Total	$62	$15	$—	$—	$15

Other Restructuring Charges - Since 1997, we have recorded several restructuring and other charges related to acquisitions, mergers and actions taken to improve our operations.  Note 18 of our 2003 Annual Report on Form 10-K also provides more detailed information regarding these other charges.  All actions have been taken and all obligations had been met regarding these other restructuring charges, with the exception of certain remaining lease commitments.  The lease commitment charges related to excess space created by the elimination of employee positions.  We expect to be obligated under certain lease commitments for approximately six years.

The following presents a rollforward of activity related to these lease commitments:

(In millions)	Pre-tax Charge	Reserve At Dec. 31, 2003	Payments	Adjustments	Reserve At March 31, 2004

Lease commitments previously charged to earnings	$91	$15	$(1)	$—	$14

Note 14 – Goodwill and Other Intangible Assets

In the first quarter of 2002, we implemented the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets.   As a result of implementing the provisions of this statement, we did not record any goodwill expense in 2002 or 2003.  Amortization expense associated with intangible assets totaled $6 million for the first quarters of both 2004 and 2003.

The following presents a summary of our acquired intangible assets as of March 31, 2004.

	March 31, 2004
(In millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Exchange Effects	Net Amount
Amortizable intangible assets
Customer relationships	$67	$10	$—	$57
Present value of future profits	67	26	—	41
Renewal rights	58	19	—	39
Internal use software	2	1	—	1
Total	$194	$56	$—	$138

The changes in the carrying value of goodwill on our balance sheet since Dec. 31, 2003 were as follows.

(In millions)	Balance at Dec. 31, 2003	Goodwill acquired	Impairment losses	Balance at March 31, 2004
Goodwill by Segment
Specialty Commercial	$85	$1	$—	$86
Commercial Lines	33	—	—	33
Asset Management	798	23	—	821
Property-Liability Investment Operations	10	—	—	10
Total	$926	$24	$—	$950

The increase in goodwill in our Asset Management segment was a result of Nuveen Investments’ repurchase of their shares from minority shareholders, and Nuveen Investments’ repurchase of a portion of the minority interest shares of NWQ Investment Management, in which Nuveen Investments had acquired a majority interest in 2002.

Note 15 – Related Party Transaction – Platinum Underwriters Holdings, Ltd.

Under the quota share reinsurance agreements with Platinum described in more detail in Note 10 in this Item 5, we recorded the following amounts in the three months ended March 31, 2004 and 2003.

(In millions)	2004	2003

Net written premiums	$(47)	$192
Decrease in unearned premiums	(34)	(11)
Net earned premiums	(13)	203
Incurred losses and loss adjustment expenses	(43)	142
Underwriting expenses	(2)	49

Net ceded result	$32	$12

The following Platinum-related balances were included in our consolidated balance sheet as of March 31, 2004 and December 31, 2004.

(In millions)	2004	2003

Assets:
Reinsurance recoverable – paid losses	$33	$45
Reinsurance recoverable – unpaid losses	416	487
Ceded unearned premiums	40	74

Liabilities:
Funds held for reinsurers	$15	$15
Ceded premiums payable	65	164

Note 16 – Retirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Service cost	$7	$6	$1	$1
Interest cost	17	17	4	4
Expected return on plan assets	(25)	(22)	—	—
Amortization of prior service cost	(2)	(2)	(1)	(1)
Amortization of net (gain) loss	7	9	1	1
Net periodic benefit cost	4	8	5	5
Curtailment gain	—	(2)	—	—
Net periodic benefit cost after curtailment gain	$4	$6	$5	$5

Employer Contributions

We disclosed in our financial statements for the year ended December 31, 2003 that we did not expect to make contributions to our pension plans in 2004.  We did not make any such contributions in the first quarter of 2004, nor do we expect to during the remainder of 2004.

Note 17 – Surety Exposure

In the third quarter of 2003, we made collateralized advances to a construction contractor that had failed to make payments under certain of its debt obligations.  These third quarter advances did not impact our results of operations because the loss incurred was offset by our estimated recoverable, which consists primarily of collateralized construction equipment and real estate.  As part of our strategy to mitigate our ultimate exposure to this account by facilitating the contractor’s efforts to complete bonded projects, we made additional advances to the contractor for which we recorded an after-tax loss, net of estimated reinsurance and co-surety participation, of approximately $13 million in the fourth quarter of 2003.  During the first quarter of 2004, we made or determined to make additional advances to the contractor and lowered our estimate of the value of our collateral.  As a result, in the first quarter of 2004, we recorded an after-tax loss, net of estimated reinsurance and co-surety participation, of approximately $27 million.

Developments during the first quarter of 2004, including several requests for additional advances by the contractor, have led us to undertake a comprehensive update of our assessment of exposure to this account.  We engaged independent engineering and construction consultants to perform a detailed review of the estimated cost to complete the contractor’s existing projects.  Also during the quarter, we engaged the resources of TPC to assist in the updated analysis of the contractor’s business and financial condition, including estimates of recoveries from reinsurance, co-surety participation and collateral.

Note 17 – Surety Exposure (continued)

The advances made during the first quarter increased the amount of our recoverable from one of our co-sureties which has experienced ratings downgrades and has ceased writing new business.  The net recoverable from this co-surety increased from approximately $8 million as of December 31, 2003 to approximately $58 million as of March 31, 2004.  Although this co-surety participated in our initial advance to the contractor and does not dispute its obligation to participate in claims against bonds, the co-surety is disputing its obligation to participate in our subsequent advances to the contractor.  We believe we have a strong legal basis to collect amounts due from this co-surety, will vigorously pursue this matter and will continue to monitor the co-surety’s financial condition.

We currently expect the review and assessment described above to be completed during the second quarter of 2004.  Based on the results of our review, we may make further advances or take alternative actions with respect to this contractor.  We will also update the previously disclosed estimate of our aggregate after-tax loss, net of estimated reinsurance and co-surety participation, if the contractor were to fail to complete its bonded projects.  Because our review is incomplete, and given the complexity and range of variables associated with this account, we are not able at this time to reasonably estimate additional losses, or a range of additional losses, relating to the account.  However, we currently believe it is reasonably possible that we will incur additional losses, including losses resulting from further advances, and that such losses, while not material to our consolidated financial condition, could be material to results of operations in future periods.

THE ST. PAUL COMPANIES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC has become a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc. (STA).  Each share of TPC par value $0.01 class A, including the associated preferred stock purchase rights, and par value $0.01 class B common stock was exchanged for 0.4334 of a share of common stock of STA without designated par value.  For accounting purposes, this transaction will be accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction will be accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.

Set forth below is a discussion of SPC’s financial condition and results of operations for the quarter ended March 31, 2004.  SPC and TPC operated as separate entities for the entire period.  The following discussion pertains only to results of SPC.

CONSOLIDATED HIGHLIGHTS

The following table summarizes The St. Paul’s results for the three months ended March 31, 2004 and 2003.

(In millions, except per share data)	2004	2003
Pretax income (loss):
Property-liability insurance	$312	$271
Asset management	52	42
Parent company and other operations	(55)	(62)
Pretax income from continuing operations	309	251
Income tax expense	113	70
Income from continuing operations	196	181
Discontinued operations, net of taxes	(8)	—
Net income	$188	$181
Net income per share (basic)	$0.80	$0.78
Net income per share (diluted)	$0.76	$0.75

Our pretax income from continuing operations of $309 million in the first quarter of 2004 was $58 million higher than comparable 2003 pretax income of $251 million, driven by an increase in realized investment gains in our insurance underwriting operations, which more than offset an increase in insurance losses and loss adjustment expenses.  Those realized gains primarily resulted from the sale of certain fixed income and venture capital holdings.  In addition, pretax earnings from our asset management subsidiary, Nuveen Investments, Inc., were $10 million higher than the first quarter of 2003, driven by an increase in advisory fee revenues as a result of strong growth in assets under management.  Pretax losses in “Parent and other operations” were $7 million lower than comparable first-quarter 2003 losses due to an increase in realized investment gains.

ELIMINATION OF REPORTING LAG – LLOYD’S

In the first quarter of 2003, we eliminated the one-quarter reporting lag for our underwriting operations at Lloyd’s to coincide with the reporting timing of all of our other international operations.  As a result, our consolidated results in the first quarter of 2003 included the results of those operations for the fourth quarter of 2002 and the first quarter of 2003.  The incremental impact on our property-liability results of operations in 2003 was as follows.

(In millions)	Quarter Ended March 31, 2003

Net written premiums	$99
Change in unearned premiums	(54)
Net earned premiums	45
Incurred losses and underwriting expenses	46
Underwriting loss	(1)
Net investment income	3
Other expense	(3)
Total pretax loss	$(1)

As elimination of the one-quarter reporting lag in our Lloyd’s operations makes the information for the first quarter of 2004 not comparable to the information for the first quarter of 2003, we present information adjusted to remove the effect of the elimination in this Management’s Discussion and Analysis.  We believe that investors will find it helpful to have this information, as well as information prepared in accordance with United States generally accepted accounting principles (“GAAP”), when reviewing our results for the first quarter.  Such adjusted information is reconciled to the information reported in accordance with GAAP whenever it is presented.

SEPTEMBER 11, 2001 TERRORIST ATTACK

In 2001, we recorded estimated net pretax losses totaling $941 million related to the September 11, 2001 terrorist attack in the United States.  We regularly evaluate the adequacy of our estimated net losses related to the attack, weighing all factors that may impact the total net losses we will ultimately incur.  Since the attack, we have recorded net reductions in the original provision totaling $62 million, including $3 million in the first quarter of 2004.  Through March 31, 2004, we have made net loss payments totaling $551 million related to the attack since it occurred, of which $39 million were made in the first quarter of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into off-balance-sheet arrangements in the course of our insurance business operations, and from the sale of businesses.  These arrangements are typically related to transactions involving guarantees, derivative instruments, or variable interest entities.  We disclosed the effects of these arrangements in our footnotes 7, 10, 12 and 16 to the consolidated financial statements included in our 2003 Annual Report on Form 10-K.  There have been no material changes to those arrangements in the first quarter of 2004.  Management does not believe that these arrangements have had or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

In our 2003 Annual Report on Form 10-K, we identified and described the critical accounting policies related to accounting estimates that 1) require us to make assumptions about highly uncertain matters and 2) could materially impact our consolidated financial statements if we made different assumptions.  Those policies were unchanged at March 31, 2004.  The following discussion provides an update to various financial disclosures related to critical accounting policies pertaining to our investments.

We continually monitor the difference between our cost and the estimated fair value of our investments, which involves uncertainty as to whether declines in value are temporary in nature.  If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in our common shareholders’ equity.  If we believe the decline is “other than temporary,” we write down the carrying value of the investment and record a realized loss on our statement of operations.  Our assessment of a decline in value includes our current judgment as to the financial position and future prospects of the entity that issued the investment security.  If that judgment changes in the future we may ultimately record a realized loss after having originally concluded that the decline in value was temporary.  The following table summarizes the total pretax gross unrealized loss recorded in our common shareholders’ equity at March 31, 2004 and Dec. 31, 2003, by invested asset class.

(In millions)	2004	2003

Fixed income (including securities on loan)	$34	$51
Equities	2	4
Venture capital	89	74
Total unrealized loss	$125	$129

At March 31, 2004 and December 31, 2003, the carrying value of our consolidated invested asset portfolio included $1.08 billion and $0.95 billion of net pretax unrealized appreciation, respectively.  Included in those net amounts were gross pretax unrealized losses of $125 million and $129 million, respectively.  The following tables summarize, for all securities in an unrealized loss position at March 31, 2004 and Dec. 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The cost of these investments represented approximately 10% and 16% of our investment portfolio (at cost) at March 31, 2004 and Dec. 31. 2003, respectively.  The majority of unrealized losses related to fixed income securities were issuer-specific rather than interest rate-related.  We recognized $19 million of pretax impairment losses in our venture capital portfolio in the first quarter of 2004.  For the year ended December 31, 2003, we recognized $143 million of pretax impairment losses in our venture capital portfolio.

March 31, 2004

	Up to 12 months		Greater than 12 months		Total
(In millions)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed income:
U.S. Government	$68	$1	$—	$—	$68	$1
State and political subdivisions	841	12	5	—	846	12
Foreign governments	186	2	1	—	187	2
Corporate securities	677	9	20	2	697	11
Asset-backed securities	12	—	59	5	71	5
Mortgage-backed securities	133	3	—	—	133	3
Total fixed income	1,917	27	85	7	2,002	34
Equities	53	2	—	—	53	2
Venture capital	75	54	53	35	128	89

Total	$2,045	$83	$138	$42	$2,183	$125

December 31, 2003

	Up to 12 months		Greater than 12 months		Total
(In millions)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed income:
U.S. Government	$348	$5	$8	$—	$356	$5
State and political subdivisions	114	3	17	—	131	3
Foreign governments	287	2	—	—	287	2
Corporate securities	1,112	23	57	2	1,169	25
Asset-backed securities	54	1	73	8	127	9
Mortgage-backed securities	412	7	1	—	413	7
Total fixed income	2,327	41	156	10	2,483	51
Equities	22	4	3	—	25	4
Venture capital	53	29	54	45	107	74

Total	$2,402	$74	$213	$55	$2,615	$129

The following two tables provide additional information regarding our venture capital investment holdings in an unrealized loss position at March 31, 2004 and December 31, 2003.  The tables indicate the period of time the securities had been in an unrealized loss position and the amount of loss as a percentage of our investment in the holding.

March 31, 2004

	0 – 20% Loss		>20% <50% Loss		50% or Greater Loss		Total
(In millions)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

0-6 months	$15	$1	$11	$5	$7	$8	$33	$14
7-12 months	10	1	12	9	19	30	41	40
13-24 months	8	1	27	17	6	10	41	28
Greater than 24 months	—	—	13	7	—	—	13	7

Total	$33	$3	$63	$38	$32	$48	$128	$89

December 31, 2003

	0 – 20% Loss		>20% <50% Loss		50% or Greater Loss		Total
(In millions)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

0-6 months	$13	$1	$19	$11	$6	$12	$38	$24
7-12 months	9	—	5	3	1	2	15	5
13-24 months	9	1	20	12	14	25	43	38
Greater than 24 months	—	—	11	7	—	—	11	7

Total	$31	$2	$55	$33	$21	$39	$107	$74

At March 31, 2004, non-investment grade securities comprised less than 2% of our consolidated fixed income investment portfolio, and nonrated securities comprised less than one half of one percent of that portfolio.  Included in those categories at that date were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $78 million and a fair value of $72 million, resulting in a net pretax unrealized loss of $6 million.  These securities represented less than 1% of the total amortized cost and fair value of the fixed income portfolio at March 31, 2004, and accounted for 18% of the total pretax unrealized loss in the fixed income portfolio.  Included in those categories at December 31, 2003 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $59 million and a fair value of $56 million, resulting in a net pretax unrealized loss of $3 million.  These securities represented less than 1% of the total amortized cost and fair value of the fixed income portfolio at Dec. 31, 2003, and accounted for 6% of the total pretax unrealized loss in the fixed income portfolio.

The following table presents information regarding those fixed income investments, by remaining period to maturity date, that were in an unrealized loss position at March 31, 2004.

	March 31, 2004
(In millions)	Amortized Cost	Estimated Fair Value

Remaining period to maturity date:
One year or less	$102	$101
Over one year through five years	384	380
Over five years through ten years	371	365
Over ten years	977	962
Asset/mortgage-backed securities with various maturities	202	194
Total	$2,036	$2,002

PRESENTATION OF CERTAIN INFORMATION BASED ON STATUTORY ACCOUNTING PRINCIPLES

Our U.S. property-liability insurance operations comprise the majority of our operations.  These operations are required under applicable state insurance legislation and regulations to publicly report information on the basis of Statutory Accounting Principles (“SAP”), including net written premiums, statutory loss and loss adjustment expense ratio, and statutory underwriting expense ratio information.  We provide in this report selected SAP information for all of our property-liability underwriting operations, as well as selected GAAP information for such operations.  The SAP information included herein are common measures of the performance of a property-liability insurer, and we believe the inclusion of such information will aid investors in comparing our results with those of our peers in the industry.  In addition, management uses this SAP information to monitor our financial performance.  Definitions of the statutory information included herein are included under the “Definitions of Certain Statutory Accounting Terms” section of this Item 5.

PROPERTY-LIABILITY INSURANCE

Overview - Our first-quarter 2004 consolidated net written premiums of $1.81 billion were 9% below comparable 2003 premiums of $1.98 billion.  The decline was due to a $91 million reduction in premium volume in our runoff operations, and the impact of eliminating the one-quarter reporting lag for our operations at Lloyd’s in 2003, which resulted in $99 million of incremental premiums being recorded in the first quarter of 2003.  (Of that amount, $88 million was recorded in our ongoing Specialty Commercial segment, and the remaining $11 million was recorded in our runoff Other segment).  In our two ongoing segments, Specialty Commercial and Commercial Lines, combined net written premium volume was virtually level with the comparable 2003 total (adjusted for the quarter-lag impact).  New business, stable renewal retention rates and price increases throughout the majority of our Specialty Commercial business centers were more than offset by premium declines in our Surety and Construction operations, and in our operations at Lloyd’s.  In our Commercial Lines segment, premium growth of 7% was largely driven by incremental premiums generated by a second-quarter 2003 renewal rights acquisition.

Our consolidated statutory loss ratio, which measures insurance losses and loss adjustment expenses as a percentage of earned premiums, was 71.7 for the first quarter of 2004, compared with a loss ratio of 65.5 in the same 2003 period.  In the first quarter of 2004, we recorded a $74 million reduction in reinsurance recoverables resulting from a change in the estimate of losses ceded under our 2000 aggregate excess of loss reinsurance treaty.  We also recorded a reduction in other assets of $11 million for amounts due under the same treaty related to a business we disposed of in 2003.  The changes in estimate are due to revisions of the expected loss payout pattern associated with the ceded losses and its effect on an economic limit prescribed in the 2000 treaty.

Losses from catastrophes, which we define as those events that generate losses beyond a level normally expected in our business, were minimal in each of the quarters ended March 31, 2004 and 2003.  Weather-related losses, primarily resulting from winter storms, totaled $12 million in the first three months of 2004, compared with $37 million in the same 2003 period.

Our consolidated statutory expense ratio, measuring underwriting expenses as a percentage of net written premiums, was 30.2 for the first quarter of 2004, compared with the 2003 first-quarter ratio of 31.7.  The improvement reflects the impact of price increases and the cost savings realized throughout our operations as a result of efficiency initiatives.

PRIOR-YEAR LOSS DEVELOPMENT

“Prior-year loss development” refers to the income statement impact of changes in the provision for losses and loss adjustment expenses in a given year for claims incurred in periods prior to the year of the income statement impact.  The following table summarizes net loss and loss adjustment expense reserves at March 31, 2004 and December 31, 2003 for each of our property-liability segments and the amount of unfavorable (favorable) net prior-year loss development, net of reinsurance, recorded in those respective operations in the first quarter of 2004.

	Net Reserves		Prior-year
(In millions)	Dec. 31, 2003	March 31, 2004	Net Loss Development

Specialty Commercial	$4,906	$5,328	$102
Commercial Lines	2,749	2,871	19
Total ongoing operations	7,655	8,199	121
Other	5,620	5,455	61
Total underwriting	$13,275	$13,654	$182

Specific circumstances leading to the reserve development recorded in the first quarter of 2004 are discussed in more detail in the respective segment discussions that follow.

The table on the following page summarizes key financial results by property-liability underwriting business segment (underwriting results are presented on a GAAP basis; combined ratios are presented on a statutory accounting basis).  Following the table is a discussion of the results for each segment for the first quarters of 2004 and 2003.  In addition to “prior-year loss development,” we sometimes refer to “current-year loss development” or “current accident year loss activity,” which refers to the income statement impact of recording the provision for losses and LAE in a given year for losses incurred in that year.

($ in millions)	% of 2004 Written Premiums	Three Months Ended March 31
		2004	2003

SPECIALTY COMMERCIAL
Net written premiums	64%	$1,158	$1,279
Underwriting result		$(4)	$119
Combined ratio		100.7	91.1

COMMERCIAL LINES
Net written premiums	35%	$631	$588
Underwriting result		$43	$37
Combined ratio		92.7	91.1

OTHER*
Net written premiums	1%	$19	$110
Underwriting result		$(77)	$(99)

*  Statutory ratios are not meaningful in a runoff environment because we have generally ceased underwriting new business in these operations.

SPECIALTY COMMERCIAL

The Specialty Commercial segment includes our ongoing International & Lloyd’s operations, and the following specialty business centers: Surety, Construction, Technology, Financial and Professional Services, Ocean Marine, Personal Catastrophe Risk, Public Sector Services, Discover Re, Umbrella/Excess & Surplus Lines, Excess & Surplus Lines Underwriting Facilities, and Oil & Gas.  These business centers are considered specialty operations because each provides products and services requiring specialty expertise and focuses on the respective customer group served.

Net written premium comparisons between the first quarters of 2004 and 2003 in this segment are distorted by the elimination of the one-quarter reporting lag for our operations at Lloyd’s in 2003, which added $88 million of net written premiums to our reported results in this segment in the first quarter of 2003.  Excluding that factor, net written premium volume in the first three months of 2004 was 3% lower than in the same 2003 period.  Surety net written premiums of $71 million in the first three months of 2004 were 23% lower than in the same 2003 period, reflecting our efforts to reduce our exposures in certain sectors of the surety marketplace and an increase in premiums ceded to reinsurers.  Likewise, Construction premium volume of $200 million in the first quarter of 2004 declined 16% from the comparable 2003 period.  Business retention levels remained strong in the first quarter of 2004 throughout the majority of our specialty operations.  In our International & Lloyd’s operations, net written premiums of $310 million were 18% below the first quarter of 2003 (adjusted to eliminate the effect of the one-quarter reporting lag elimination), driven by a decline in our business volume at Lloyd’s.

The first-quarter 2004 underwriting loss of $4 million in this segment was driven by $102 million in adverse prior-year loss development, consisting primarily of a $44 million provision related to the aggregate excess-of-loss treaty described in more detail in the “Property-Liability Insurance Overview” section of this Item 5, and a $44 million loss provision recorded in our Surety operation.  The Surety underwriting loss totaled $85 million in the first quarter of 2004, compared with a loss of $10 million in the same 2003 period.  Our Technology and Financial & Professional Services business centers achieved strong improvement in the quarter of 2004, recording underwriting profits of $19 million and $30 million, respectively, compared with underwriting profits of $12 million and $8 million, respectively, in the same 2003 period.

In our Surety operation, we continued to experience an increase in the frequency of reported losses.  Certain segments of our surety business tend to be characterized by low frequency but potentially high severity losses.  We continue to monitor claim trends, including those related to construction defect exposures, in our Construction operation.

Within our commercial surety segments, we have exposures related to a small number of accounts, which are now in various stages of bankruptcy proceedings.  In addition, certain other accounts have experienced deterioration in creditworthiness since we issued bonds to them.  Given the recent economic climate and its impact on these companies, we may experience an increase in claims and, possibly, incur high severity losses.  Such losses would be recognized in the period in which the claims are filed and determined to be a valid loss under the provisions of the surety bond issued.

With regard to commercial surety bonds issued on behalf of companies operating in the energy trading sector, our aggregate pretax exposure, net of facultative reinsurance, is with five companies for a total of approximately $336 million ($288 million of which is from gas supply bonds), an amount that will decline over the contract periods.  The largest individual exposure approximates $173 million (pretax).  These companies all continue to perform their bonded obligations and no claims have been filed.  We no longer underwrite commercial surety bonds for the energy trading sector.

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

In the contract surety business, creditworthiness is a primary underwriting consideration and the underwriting process involves a number of factors, including consideration of a contractor’s financial condition, business prospects, experience and management.  The risk in respect of a contract surety bond changes over time.  Such risk tends to decrease as the related construction project is completed, but may increase to the extent the financial condition of the contractor deteriorates or difficulties arise during the course of the project.  Losses in the contract surety business can occur as a result of a contractor’s failure to complete its bonded obligations in accordance with the contract terms.  Such losses, if any, would be estimated by estimating the cost to complete the remaining work (which may include amounts advanced to the contractor by the surety) and the contractor’s unpaid bills, offset by monies due to the contractor, reinsurance and the estimated net realizable value of collateral.  While our contract surety business typically has not been characterized by high severity losses, it is possible, given the recent economic climate, that significant losses could occur.

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

In the third quarter of 2003, we made collateralized advances to a construction contractor that had failed to make payments under certain of its debt obligations.  These third quarter advances did not impact our results of operations because the loss incurred was offset by our estimated recoverable, which consists primarily of collateralized construction equipment and real estate.  As part of our strategy to mitigate our ultimate exposure to this account by facilitating the contractor’s efforts to complete bonded projects, we made additional advances to the contractor for which we recorded an after-tax loss, net of estimated reinsurance and co-surety participation, of approximately $13 million in the fourth quarter of 2003.  During the first quarter of 2004, we made or determined to make additional advances to the contractor and lowered our estimate of the value of our collateral.  As a result, in the first quarter of 2004, we recorded an after-tax loss, net of estimated reinsurance and co-surety participation, of approximately $27 million.

Developments during the first quarter of 2004, including several requests for additional advances by the contractor, have led us to undertake a comprehensive update of our assessment of exposure to this account.  We engaged independent engineering and construction consultants to perform a detailed review of the estimated cost to complete the contractor’s existing projects.  Also during the quarter, we engaged the resources of TPC to assist in the updated analysis of the contractor’s business and financial condition, including estimates of recoveries from reinsurance, co-surety participation and collateral.

The advances made during the first quarter increased the amount of our recoverable from one of our co-sureties which has experienced ratings downgrades and has ceased writing new business.  The net recoverable from this co-surety increased from approximately $8 million as of December 31, 2003 to approximately $58 million as of March 31, 2004.  Although this co-surety participated in our initial advance to the contractor and does not dispute its obligation to participate in claims against bonds, the co-surety is disputing its obligation to participate in our subsequent advances to the contractor.  We believe we have a strong legal basis to collect amounts due from this co-surety, will vigorously pursue this matter and will continue to monitor the co-surety’s financial condition.

We currently expect the review and assessment described above to be completed during the second quarter of 2004.  Based on the results of our review, we may make further advances or take alternative actions with respect to this contractor.  We will also update the previously disclosed estimate of our aggregate after-tax loss, net of estimated reinsurance and co-surety participation, if the contractor were to fail to complete its bonded projects.  Because our review is incomplete, and given the complexity and range of variables associated with this account, we are not able at this time to reasonably estimate additional losses, or a range of additional losses, relating to the account.  However, we currently believe it is reasonably possible that we will incur additional losses, including losses resulting from further advances, and that such losses, while not material to our consolidated financial condition, could be material to results of operations in future periods.

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

Net written premium volume in this segment grew 7% over the comparable period of 2003, primarily due to incremental premiums generated by our second-quarter 2003 acquisition of the right to renew certain business previously underwritten by Kemper Insurance Companies.  The pace of price increases in this segment continued to slow in the first quarter of 2004.  Written premiums of $175 million in the Small Commercial business center were 9% higher than comparable first-quarter 2003 volume, reflecting our continued success in developing and marketing insurance products tailored to meet the needs of this market sector.  In the Middle Market Commercial business center, premium volume of $435 million in the first quarter was 8% higher than the same period of 2003.

The $43 million underwriting profit in this segment in the first three months of 2004 was $6 million higher than the comparable 2003 profit, despite $19 million of adverse prior-year loss development in 2004.  Approximately $14 million of that development was related to the aggregate excess-of-loss treaty described in more detail in the “Property-Liability Insurance Overview” section of this Item 5.  Current accident year results continued to improve in 2004, leading to the increase in segment-wide profitability over 2003.  Weather-related losses in 2004 were significantly lower than those incurred in the first three months of 2003.

Other

This segment includes the results of the lines of business we placed in runoff in late 2001 and early 2002, including our former health care and reinsurance operations, and the results of the following international operations: our runoff operations at Lloyd’s, including our participation in the insuring of the Lloyd’s Central Fund; Unionamerica, the London-based underwriting unit acquired in 2000; and international operations we decided to exit at the end of 2001.  We have a management team in place for these operations, which seeks to ensure that our outstanding claim obligations are settled in an expeditious and economical manner.  This segment also includes the results of our participation in voluntary insurance pools, as well as loss development on business underwritten prior to 1980 (prior to 1988 for business acquired in our merger with USF&G Corporation in 1998).  In addition to our participation in voluntary insurance pools, this prior year business includes the majority of our environmental and asbestos liability exposures.  The oversight of these exposures is the responsibility of the same management team responsible for oversight of the other components of the Other segment.  Our health care operation historically provided a wide  range of medical liability insurance products and services throughout the entire health care delivery system.  Our reinsurance operations historically underwrote treaty and facultative reinsurance for a wide variety of property and liability exposures.

Net written premium volume in this segment in the first quarter of 2004 totaled $19 million, compared with net written premiums of $110 million in the same 2003 period.  The 2004 total was primarily comprised of prior-year premium adjustments in our reinsurance and international operations.  Our runoff health care operation recorded no premium volume in the first quarter of 2004.

Our Other segment in total reported an underwriting loss of $77 million in the first quarter of 2004, compared with a loss of $99 million in the same 2003 period.  The segment loss in 2004 included net unfavorable prior-period loss development of $61 million, all of which was recorded in our reinsurance and international runoff operations.  Our health care operation experienced no adverse prior-year loss development in the first quarter of 2004.  The remaining $16 million of the first-quarter 2004 underwriting loss was primarily the result of provisions for losses on current accident year business, and expenses associated with the runoff lines of business in this segment.

Our reinsurance operation recorded $18 million of unfavorable prior-year loss experience in the first quarter of 2004, primarily related to North American casualty coverages.  In our international runoff operations, we recorded $22 million of prior-year loss development in our Unionamerica operation.  Our participation in two syndicates at Lloyd’s accounted for approximately $15 million of that provision, which was partially offset by additional premium revenues earned.  The remaining prior-year provision of $7 million was primarily related to Directors and Officers coverages at Unionamerica.

In addition, approximately $16 million of the prior-year loss provision related to the reinsurance treaty described in the “Property-Liability Insurance Overview” section of this Item 5 was recorded in the Other segment.  The remaining $5 million of unfavorable prior-year loss development was related to the voluntary insurance pools included in this segment.

With regard to our health care operation, we announced our decision to exit the medical liability insurance market at the end of 2001.  In 2000 and 2001, we recorded cumulative prior-year reserve charges of $225 million and $735 million, respectively, in our Health Care operations, ultimately leading to our decision at the end of 2001 to exit this market.  In 2002 and 2003, we recorded additional prior year charges of $97 million and $350 million, respectively.  In general, the reserve increases primarily resulted from claim payments being greater than anticipated due to the recent escalation of large jury awards, which included substantially higher than expected pain and suffering awards.  This affected our view of not only those cases going to trial, but also our view of all cases where settlements are negotiated and the threat of a large jury verdict aids the plaintiff bar in the negotiation process.  The recent escalation in claim costs that resulted from these developments was significantly higher than originally projected trends (which had not forecasted the change in the judicial environment), and has now been considered in our actuarial analysis and the projection of ultimate loss costs.

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

Emergence of newly reported claims – Our Health Care book of business was put into runoff at the end of 2001 and our outstanding exposure rapidly dropped, as expected.  Since the majority of coverage we offered was on a claims-made basis, and notification of the claim must be made within the policy period, the potential for unreported claims decreased significantly.  We expected that the emergence of newly reported medical malpractice claims, with incurred years of 2002 or prior, would not exceed 40% of our current outstanding case reserve amount.

Development on known claims – As part of executing our runoff claims strategy, the inventory of claim-specific case reserves was reviewed during 2002 in an effort to reserve each claim as appropriately as possible.  This effort was in its advanced stages at the end of 2002, and our expectations for additional reserve strengthening on known claims was considered to be minimal.  We did not expect additional case development on medical malpractice claims to exceed 3% of existing case reserves.

Case redundancy – While there were claims settlements which exceeded the claim-specific reserve that had been established, on the whole, claims were being settled at a level significantly less than the individual case reserve previously carried.  During 2001, the amount of excess reserves above settled amounts as a percentage of previously established reserves (referred to as a redundancy ratio) were in the range of 25% to 30%.  By the end of 2002, the redundancy ratio had increased to between 35% and 40%.  We expected this ratio to stay within this range to support our best estimate of a reasonable provision for our loss reserves.

The following presents a summary of trends we observed within our Health Care operation for each quarter of 2003 and the first quarter of 2004.  For a discussion of quarterly trends observed from 2000 through 2002, refer to our 2003 Annual Report on
Form 10-K.

2003

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

In the fourth quarter of 2003, the dollar amount of newly reported claims totaled $65 million, approximately 24% better than we anticipated in our original estimate of the required level of reserves at year-end 2002.  The dollar amount of newly reported claims for the year ended December 31, 2003 was approximately 10% better than our original expectation.  We considered the assumptions we made at the end of 2002  for newly reported claims to be appropriate and we made no changes to those assumptions.  Loss development on known claims during the fourth quarter of 2003 was only slightly worse than anticipated.  However, through all of 2003, the cumulative development was considerably worse than expected.  Through the third quarter, this adverse development on known claims was offset by continued improvement on the actual redundancy ratio experienced and no adjustment had been needed.  However, our actual redundancy ratio, which had continually improved during the first nine months of 2003, took an adverse turn during November and December, causing the required reserve redundancy to increase above our level of tolerance.  The view that the redundancy ratio would not only fail to continue to improve, but could likely decay over time caused us to make an adjustment to the reserve levels.  The new required redundancy ratio after the $350 million of reserve strengthening recorded in the fourth quarter is in the range of 30% to 35%.

2004

In the first quarter of 2004, the actual redundancy ratio for claims that had been open at the end of 2002 and closed in the first quarter was 38%, which compares favorably to our new required redundancy ratio of between 30% and 35%.  Loss development during the first quarter on claims known as of the end of 2002 totaled $34 million. Such loss development was offset by better than expected emergence of new claims reported since the beginning of 2003.

The three indicators described above are related such that if one deteriorates, additional improvement on another is necessary for us to conclude that further reserve strengthening is not necessary. The results of these indicators in the first quarter of 2004 support our current view that we have recorded a reasonable provision for our medical malpractice exposures as of March 31, 2004.

Investment Operations

First-quarter 2004 pretax net investment income in our property-liability insurance operations totaled $277 million, $3 million below the same period of 2003, primarily due to the impact of declining yields on new investments, which were significantly lower than yields on maturing investments.  Since the end of 1999, average new money rates on taxable and tax-exempt securities have fallen from 7.2% and 5.4%, respectively, to 4.1% and 3.8%, respectively, at March 31, 2004.

Net pretax realized investment gains in our property-liability insurance operations totaled $107 million in the first quarter of 2004, compared with realized losses of $32 million in the same 2003 period.  Gains in 2004 were driven by the sale of certain fixed income securities consistent with our anticipated corporate tax position subsequent to the merger with TPC, and the sale of a portion of three of our venture capital investment holdings.  In the first quarter of 2004, we sold fixed income securities with a cumulative amortized cost of $763 million, generating gross pretax gains of $78 million.  These gains were partially offset by impairment writedowns totaling $2 million.  Net pretax realized gains generated by sales from our equity portfolio totaled $10 million in the first quarter of 2004.  In our venture capital portfolio, net pretax realized gains from the sale of securities totaled $47 million in the first quarter of 2004, an amount that was partially offset by impairment writedowns totaling $19 million.

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

The market value of our $17.0 billion fixed income portfolio exceeded its cost by $945 million at March 31, 2004.  Approximately 97% of our fixed income portfolio was rated investment grade.  Approximately 2% consisted of non-investment grade securities and 1% were non-rated securities.  The weighted average pretax yield on our long-term fixed income portfolio was 5.5% at March 31, 2004, down from 6.1% a year earlier.

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

Late in 2001, we conducted a summary level review of our environmental and asbestos reserves.  As a result of observations made in this review, we undertook more detailed actuarial and claims analyses of environmental reserves.  No adjustment to reserves was made in the fourth quarter of 2001, since management did not have a sufficient basis for making an adjustment until such supplemental analyses were completed, and we believed our environmental and asbestos reserves were adequate as of December 31, 2001.

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

In the second quarter of 2002, we also supplemented our survival ratio analysis of asbestos reserves with a detailed claims analysis.  We determined that, excluding the impact of the Western MacArthur settlement described below, our asbestos reserves were adequate; however, including that impact, we determined that our asbestos reserves were inadequate.

In the fourth quarter of 2003, we updated our detailed actuarial analysis for both asbestos and environmental reserves pertaining to our exposure from direct policyholders and relied more heavily on these analyses in determining the adequacy of our reserve provision for the remaining unreported losses.  For non-workers’ compensation asbestos claims we supplemented this detailed analysis with an analysis to determine an estimate of reserves specifically for policyholders who have not as yet tendered their first asbestos claim.  As a result of these studies we increased net asbestos reserves by $77 million ($44 million in our ongoing operations and $33 million in our runoff operations) and net environmental reserves by $14 million (all in our ongoing operations).  In addition, reviews of assumed and non-domestic exposures caused us to increase net asbestos reserves by $13 million and reduce net environmental reserves by $1 million.

As a result of developments in the asbestos litigation environment generally, we determined in the first quarter of 2002 that it would be desirable to seek earlier and ultimately less costly resolutions of certain pending asbestos-related litigations.  As a result, we have decided where possible to seek to resolve these matters while continuing to vigorously assert defenses in pending litigations.  We are taking a similar approach to environmental litigations.  In the second quarter of 2002 we entered into a definitive agreement to settle asbestos claims for a total gross cost of $995 million arising from any insuring relationship we and certain of our subsidiaries may have had with MacArthur Company, Western MacArthur Company or Western Asbestos Company.  In April 2004, the U.S. District Court for the Northern District of California issued an order affirming the confirmation order of the U.S. Bankruptcy Court for the Northern District of California, which approved the June 2002 asbestos-related settlement.  Following that final confirmation, $807 million of payments that we had made and which were being held in escrow were released for the payment of asbestos related claims.

The table below represents a reconciliation of total gross and net environmental reserve development for the quarter ended March 31, 2004 and the years ended December 31, 2003 and 2002.  Amounts in the “net” column are reduced by reinsurance recoverables.  The disclosure of environmental reserve development includes all claims related to environmental exposures.  Additional disclosure has been provided to separately identify loss payments and reserve amounts related to policies that were specifically underwritten to cover environmental exposures, referred to as “Underwritten,” as well as amounts related to environmental exposures that were not specifically underwritten, referred to as “Not Underwritten.”  In 1988, we completed our implementation of a pollution exclusion in our commercial general liability policies; therefore, activity related to accident years after 1988 generally relates to policies underwritten to include environmental exposures.

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

	2004		2003		2002
(In millions)	Gross	Net	Gross	Net	Gross	Net
Environmental
Beginning reserves	$283	$226	$370	$298	$604	$519
Incurred losses	3	3	41	13	(2)	(3)
Reserve reduction	—	—	—	—	(150)	(150)
Paid losses:
Not underwritten	(10)	(11)	(109)	(66)	(70)	(56)
Underwritten	(5)	(5)	(19)	(19)	(12)	(12)
Ending reserves	$271	$213	$283	$226	$370	$298

The $150 million reduction of environmental reserves in 2002 discussed previously was included in the gross and net incurred losses for 2002.

At December 31, 2002, gross and net environmental “underwritten” reserves were both $36 million; at December 31, 2003, gross reserves were $37 million and net reserves were $36 million; and at March 31, 2004 such gross and net reserves were both $36 million.  These reserves relate to policies which were specifically underwritten to include environmental exposures.  These “underwritten” reserve amounts are included in the total reserve amounts in the preceding table.

The following table represents a reconciliation of total gross and net reserve development for asbestos claims for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002.  No policies have been underwritten to specifically include asbestos exposure.

	2004		2003		2002
(In millions)	Gross	Net	Gross	Net	Gross	Net
Asbestos
Beginning reserves	$520	$325	$1,245	$778	$577	$387
Incurred losses	5	7	164	90	846	482
Reserve increase	—	—	—	—	150	150
Paid losses	(23)	(21)	(889)	(543)	(328)	(241)
Ending reserves	$502	$311	$520	$325	$1,245	$778

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

Our reserves for environmental and asbestos losses at March 31, 2004 represent our best estimate of our ultimate liability for such losses, based on all information currently available.  Because of the inherent difficulty in estimating such losses, however, we cannot give assurances that our ultimate liability for environmental and asbestos losses will, in fact, match current reserves.  We continue to evaluate new information and developing loss patterns, as well as the potential impact of our determination to seek earlier and, we believe, ultimately less costly resolutions of certain pending asbestos and environmental related litigations.  Future changes in our estimates of our ultimate liability for environmental and asbestos claims may be material to our results of operations, but we do not believe they will materially impact our liquidity or overall financial position.

Total gross environmental and asbestos reserves at March 31, 2004, of $773 million represented approximately 4% of gross consolidated reserves of $19.5 billion.

Asset Management

We hold a 79% interest in Nuveen Investments, Inc. (“Nuveen Investments”), which constitutes our asset management segment.  Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments.  Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.  Nuveen Investments also provides managed account services to several institutional market segments and channels.  Nuveen Investments markets its capabilities under four distinct brands: NWQ, a leader in value-style equities; Nuveen Investments, a leader in tax-free investments; Rittenhouse, a leader in conservative growth-style equities; and Symphony, a leading institutional manager of market-neutral alternative investment portfolios.  Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.”  The following table summarizes Nuveen Investments’ key financial data for the quarters ended March 31, 2004 and 2003.

(In millions)	2004	2003

Revenues	$120	$102
Expenses	55	49
Pretax income	65	53
Minority interest	(13)	(11)
The St. Paul’s share of pretax income	$52	$42
Assets under management	$100,923	$81,360

Nuveen Investments’ total revenues in the first quarter of 2004 grew 18% over the same period of 2003, primarily due to an increase in investment advisory fees.  Gross investment product sales of $6.1 billion in the first quarter of 2004 increased 45% over comparable 2003 sales and included $4.7 billion of retail and institutional managed accounts, $1.0 billion of closed-end exchange-traded funds and $0.4 billion of mutual funds.  Managed account sales in 2004 were double the comparable 2003 total, driven by an increase in value-style retail and institutional account sales.  Strong growth in municipal managed accounts also contributed to the increase in sales.  Nuveen’s net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) during the first quarter of 2004 totaled $3.8 billion, compared with net flows of $2.1 billion in the first quarter of 2003.

Assets under management at the end of the first quarter were nearly $101 billion, an increase of 24% over the same time a year ago.  The significant increase was driven by $11.1 billion of positive net flows and $8.4 billion of market appreciation.  Assets under management at March 31, 2004 were comprised of $48.6 billion of exchange-traded funds, $28.6 billion of retail managed accounts, $11.3 billion of institutional managed accounts and $12.4 billion of mutual funds.  Assets under management at the end of 2003 totaled $95.4 billion.

Capital Resources

Common shareholders’ equity of $6.36 billion at March 31, 2004 grew $207 million over the year-end 2003 total of $6.15 billion, driven by our net income of $188 million in the first quarter.  In addition, the net unrealized appreciation on our fixed income portfolio grew by $75 million over year-end 2003.  In the first quarter of 2004, we declared dividends on our common stock totaling $114 million, consisting of our regular quarterly dividend at a rate of $0.29 per share ($66 million), and a special $0.21 per share ($48 million) dividend related to our merger with TPC.  The combined company is expected to pay common dividends at an annual rate of $0.88 per share.  The special dividend declared by The St. Paul prior to the closing of the merger was designed to result in the holders of The St. Paul’s common stock prior to the merger receiving aggregate dividends with record dates in 2004 of $1.16 per share, which was The St. Paul’s indicated annual dividend rate prior to the merger.

Total debt outstanding at March 31, 2004 of $3.68 billion declined by $67 million from the year-end 2003 total of $3.75 billion, primarily as a result of the repayment of short-term floating-rate debt with internally-generated funds.

We made no major capital improvements in the first quarter of 2004, and none are anticipated during the remainder of the year.

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

Net operational cash flows used by continuing operations totaled $157 million in the first quarter of 2004, compared with cash used by continuing operations of $905 million in the same period of 2003.  Loss payments from our insurance operations in runoff, where we have ceased underwriting new business but continue to pay losses and loss adjustment expenses, were the primary factor in our negative operational cash flows in both 2004 and 2003.  Those loss payments totaled $305 million in 2004 and $1.28 billion in 2003 (an amount that included $747 million related to the Western MacArthur asbestos litigation settlement).  Sizeable contingent commission payments also contributed to the negative cash flows in both periods.  In addition, in 2004, a loss portfolio transfer transaction at our Discover Re subsidiary resulted in net operational cash outflows of $60 million.  Net loss payments related to the September 11, 2001 terrorist attack totaled $39 million in the first quarter of 2004, compared with payments of $108 million in the same 2003 period.

Net cash provided by investing activities totaled $332 million in the first quarter of 2004, compared with net cash provided of $1.0 billion in the same 2003 period.  The 2003 total was unusually high due to net investment sales executed to fund the Western MacArthur litigation payment.  Net cash used by financing activities of $140 million in the first quarter of 2004 was slightly higher than funds used of $136 million in the comparable 2003 period.  Dividends paid to shareholders totaled $68 million in both periods.  The remainder of net cash flows were comprised of net debt repayments in both 2004 and 2003.

We primarily depend on dividends from our subsidiaries to pay dividends to our shareholders, service our debt, and pay expenses.  St. Paul Fire and Marine Insurance Company (“Fire and Marine”) is our lead U.S. property-liability underwriting subsidiary and its dividend paying capacity is limited by the laws of Minnesota, its state of domicile.  Fire and Marine’s ability to receive dividends from its direct and indirect subsidiaries is also subject to restrictions of their respective states or other jurisdictions of domicile.  Business and regulatory considerations may impact the amount of dividends actually paid.  Approximately $774 million is available to us from payment of ordinary dividends by Fire and Marine in 2004.  Any dividend payments beyond the $774 million limitation are subject to prior approval of the Minnesota Commissioner of Commerce.  In the first quarter of 2004, we received cash dividends of $150 million from Fire and Marine.  In April 2004, The St. Paul Travelers Companies, Inc. received $150 million of dividends from Fire and Marine.

We believe our financial strength continues to provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short-term and long-term basis.  We continue to maintain an $800 million commercial paper program with $600 million of back-up liquidity, consisting entirely of bank credit agreements.  Pursuant to covenants in the credit agreements, we must maintain an excess of net worth over goodwill and other intangible assets of not less than $4 billion at all times.  We also must maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. We were in compliance with those covenants at March 31, 2004.

In January 2003, we established a program providing for the offering of up to $500 million of medium-term notes.  As of May 6, 2004, we had not issued any notes under this program.

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

In connection with the April 1, 2004 consummation of the Merger with TPC, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to The St. Paul.

•      A.M. Best:  On April 2, 2004, A. M. Best removed from under review and affirmed the financial strength rating of A with a positive outlook, and removed from under review and upgraded the senior debt rating to a from bbb+ with a stable outlook.

•      Moody’s:  On March 31, 2004, Moody’s affirmed the financial strength rating of A1 with a positive outlook, and affirmed the senior debt rating of A3 with a stable outlook.

•      S&P:  On April 1, 2004, S&P removed from CreditWatch and affirmed the financial strength rating of A+, and removed from CreditWatch and affirmed the senior debt rating of BBB+, both with a stable outlook.

•      Fitch:  On April 1, 2004, Fitch removed from Rating Watch Positive and upgraded the senior debt rating to A from BBB with a stable outlook.

Ratings are not in any way a measure of protection afforded to investors and should not be relied upon in making an investment decision.

Impact of Accounting Pronouncements to be Adopted in the Future

The applicability of accounting pronouncements that have been issued but not yet adopted will be addressed in the context of the consolidated financial statements of The St. Paul Travelers Companies, Inc.

Definitions of Certain Statutory Accounting Terms

Statutory Expense Ratio (a statutory financial measure): We use the statutory definition of expenses in calculating expense ratios disclosed. Expenses are divided by net written premiums to arrive at the expense ratio. “Statutory” expenses differ from “GAAP” expenses primarily with regard to policy acquisition costs, which are not deferred and amortized for statutory purposes, but rather recognized as incurred. In addition, the GAAP expense ratio uses net earned premiums rather than net written premiums as the denominator.

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

Net Written and Premiums (a statutory financial measure) and Net Earned Premiums (a GAAP financial measure): Net written premiums are a statutory measure of premium volume that differs from the net earned premiums reported in our GAAP statement of operations. Written premiums for a period can be reconciled to earned premiums by adding or subtracting the change in unearned premium reserves in the period.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.  An Exhibit Index is set forth as the last page of this document.

(b)       Reports on Form 8-K.

The St. Paul Companies, Inc. filed the following six Current Reports on Form 8-K prior to the consummation of the merger with Travelers Property Casualty Corp.:

1)         The St. Paul filed a Form 8-K Current Report dated January 23, 2004 related to the pre-announcement of financial results for the three months and twelve months ended December 31, 2003.

2)         The St. Paul filed a Form 8-K Current Report dated January 28, 2004 related to the announcement of financial results for the three months and twelve months ended December 31, 2003.

3)         The St. Paul filed a Form 8-K Current Report dated January 28, 2004 related to the announcement of a Bankruptcy Court’s approval of The St. Paul’s 2002 asbestos litigation settlement agreement with MacArthur Co., Western MacArthur Co. and Western Asbestos Company.

4)         The St. Paul filed a Form 8-K Current Report dated March 18, 2004 related to the announcement that The St. Paul and Travelers Property Casualty Corp. had executed a memorandum of understanding with the plaintiffs in all three of the pending purported securities class action lawsuits related to the proposed merger between The St. Paul and Travelers.

5)         The St. Paul filed a Form 8-K Current Report dated March 19, 2004 related to the announcement of shareholder approval of the merger of The St. Paul and Travelers.

6)         The St. Paul filed a Form 8-K Current Report dated March 29, 2004 related to the announcement that all regulatory and shareholder approvals for the merger of The St. Paul and Travelers had been received.

Travelers Property Casualty Corp. filed the following five Current Reports on Form 8-K prior to the consummation of the merger with The St. Paul Companies, Inc.

7)         On January 29, 2004, Travelers furnished in a Current Report on Form 8-K, dated January 29, 2004, under Item 12 thereof a press release and financial supplement relating to the results of Travelers operations for the quarter and full year ended December 31, 2003.

8)         On March 16, 2004, Travelers filed a Current Report on Form 8-K, dated March 15, 2004, (a) reporting under Item 5 thereof that Travelers had executed a definitive agreement settling asbestos-related statutory-based direct actions pending against Travelers under various unfair trade practices and similar statutes and (b) furnishing under Item 7 thereof the related press release.

9)         On March 18, 2004, Travelers filed a Current Report on Form 8-K, dated March 18, 2004, (a) reporting under Item 5 thereof that Travelers had executed a memorandum of understanding with the plaintiffs in the three pending lawsuits related to the proposed merger between Travelers and The St. Paul Companies, Inc., and (b) furnishing under Item 7 thereof the related press release.

10)       On March 19, 2004, Travelers filed a Current Report on Form 8-K, dated March 19, 2004, (a) reporting under Item 5 thereof that Travelers announced that the Agreement and Plan of Merger among The St. Paul Companies, Inc., the Company and Adams Acquisition Corp. dated as of November 16, 2003, as amended, and the merger contemplated by that agreement had been approved by the required votes of the Travelers shareholders and (b) filing under Item 7 thereof the related press release.

11)       On March 29, 2004, Travelers filed a Current Report on Form 8-K, dated March 29, 2004, (a) reporting under Item 5 thereof that Travelers has received all required regulatory and shareholder approvals for the previously announced combination of Travelers and The St. Paul Companies, Inc. and that they intend to close the transaction on April 1, 2004 and (b) furnishing under Item 7 thereof the related press release.

The St. Paul Travelers Companies, Inc. (STA) filed the following five Current Reports on Form 8-K subsequent to the consummation of the merger.

12)       On April 1, 2004, STA filed a Current Report on Form 8-K, dated April 1, 2004, reporting that the merger of Travelers and The St. Paul had been completed.

13)       On April 1, 2004, STA filed a Current Report on Form 8-K, dated April 1, 2004, reporting that required pro forma financial information related to the merger would be filed under an amendment to this Current Report on Form 8-K.  Several documents related to the merger were also filed as exhibits to this Form 8-K.

14)       On April 22, 2004, STA filed a Current Report on Form 8-K, dated April 16, 2004, reporting that final court approval had been obtained for STA’s asbestos-related litigation settlement agreement related to the Western MacArthur Companies.

15)       On April 23, 2004, STA filed an amended Current Report on Form 8-K/A dated April 1, 2004, reporting the required pro forma financial information related to the merger consummated on April 1, 2004.

16)       On April 29, 2004, STA filed a Current Report on Form 8-K, dated April 29, 2004, reporting the financial results of STA for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Registrant)

Date:	May 10, 2004	By	Bruce A. Backberg
Bruce A. Backberg
Senior Vice President
(Authorized Signatory)

Date:	May 10, 2004	By	John C. Treacy
John C. Treacy
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT

2.1           Agreement and Plan of Merger, dated as of November 16, 2003, as amended, among The St. Paul Companies, Inc. (“SPC”), Travelers Property Casualty Corp. (“TPC”) and Adams Acquisition Corp. (“Adams”), along with the related SPC articles of incorporation amendments and bylaws amendment (Included as Appendices A, B, C and D, respectively, to the Joint Proxy Statement/Prospectus forming a part of the registration statement) was filed as Exhibit 2.1 to the Registration Statement on Form S-4, Amendment No. 1, of SPC filed on February 13, 2004 (Registration No. 333-111072), and is incorporated herein by reference.

2.2           Second Amendment Agreement dated as of March 18, 2004 to the Agreement and Plan of Merger dated as of November 16, 2003, as amended, by and among SPC, TPC and Adams was filed as Exhibit 2.1 to the Form 8-K of SPC filed on March 18, 2004, and is incorporated herein by reference.

3.1           Amended and Restated Articles of Incorporation of The St. Paul Travelers Companies, Inc. (the “Company”), effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2           Bylaws of the Company effective as of April 1, 2004 were filed as Exhibit 3.2 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

4              Amended and Restated Articles of Incorporation of the Company and Bylaws of the Company (filed herewith as Exhibits 3.1.and 3.2, respectively).

10.1         Intercompany Agreement, dated as of March 26, 2002, by and among TPC, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to TPC ‘s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.2         Amendment No. 1 to Intercompany Agreement, dated as of August 19, 2002, amending that certain Intercompany Agreement dated as of March 26, 2002, by and among TPC, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.3         Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.4         Trademark License Agreement dated as of August 19, 2002, by and between TPC and The Travelers Insurance Company, was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.5         Transition Services Agreement dated as of August 19, 2002 by and between TPC and Citigroup Inc., was filed as Exhibit 10.3 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.6         Investment Management and Administrative Services Agreement dated as of August 6, 2002, by and between Travelers Insurance Group Holdings, Inc. (“TIGHI”) and Citigroup Alternative Investments LLC, was filed as Exhibit 10.4 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.7*       Modification agreement, dated as of March 31, 2004, to the Investment Management and Administrative Services Agreement dated as of August 6, 2002 between TIGHI and Citigroup Alternative Investments LLC.

10.8         Indemnification Agreement dated as of March 25, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.3 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.9         Agreement between TPC and HPB Management LLC dated as of January 1, 2002, and Termination Agreement between the parties dated September 24, 2002, were filed as Exhibit 10.5 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and are incorporated herein by reference.

10.10** Travelers Property Casualty Corp. Compensation Plan for Non-Employee Directors as amended on January 22, 2004 was filed as Exhibit 10.16 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

10.11**Travelers Property Casualty Corp. 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.12**Travelers Deferred Compensation Plan was filed as Exhibit 10.23 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.13**Travelers Benefit Equalization Plan was filed as Exhibit 10.24 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.14**Amended and Restated Executive Employment Agreement between TPC Robert I. Lipp, dated as of November 16, 2003 was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

10.15*Assignment and Assumption Agreement dated as of April 1, 2004 by and between TPC, as the assignor, and the Company, as assignee, relating to the Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp.

10.16**Employment Letter Agreement dated May 22, 2002 between TPC and Maria Olivo, Executive Vice President of the Company, was filed as Exhibit 10.12 to TPCs quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.

12*          Statement re computation of ratios

31*          Rule 13a-14(a)/15d-14(a) Certifications

(a)  Certification by Jay S. Fishman

(b)  Certification by Jay S. Benet

32*          Section 1350 Certifications

(a)  Certification by Jay S. Fishman

(b)  Certification by Jay S. Benet

Copies of the exhibits may be obtained from the Registrant for a reasonable fee by writing to The St. Paul Travelers Companies, Inc., 385 Washington Street, Saint Paul, MN 55102, Attention: Corporate Secretary.

*              Filed herewith.

**Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries.  Therefore, the Company is not filing any instruments evidencing long-term debt.  However, the Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.