Form 10-Q
period 2004-06-30
ST PAUL TRAVELERS COMPANIES INC
filed 2004-08-09
CIK 86312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(651) 310-7911
(Registrant’s telephone number, including area code)

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

Yes  ☒     No  ☐

The number of shares of the Registrant’s Common Stock, without par value, outstanding at August 4, 2004 was 668,771,612.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I - Financial Information

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues
Premiums	$5,154	$3,100	$8,493	$6,079
Net investment income	642	456	1,261	912
Fee income	171	134	343	270
Asset management	121	—	121	—
Net realized investment gains	55	16	13	23
Other revenues	38	43	77	68
Total revenues	6,181	3,749	10,308	7,352

Claims and expenses
Claims and claim adjustment expenses	4,869	2,211	7,150	4,499
Amortization of deferred acquisition costs	805	484	1,331	946
General and administrative expenses	926	413	1,393	807
Interest expense	66	40	102	92
Total claims and expenses	6,666	3,148	9,976	6,344

Income (loss) before income taxes and minority interest	(485)	601	332	1,008
Income tax expense (benefit)	(217)	155	10	245
Minority interest, net of tax	7	5	10	(18)
Net income (loss)	$(275)	$441	$312	$781

Net income (loss) per share
Basic	$(0.42)	$1.02	$0.56	$1.80
Diluted	(0.42)	1.01	0.56	1.79

Weighted average number of common shares outstanding
Basic	664.8	434.4	549.7	434.4
Diluted	664.8	436.7	562.9	436.7

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2004	December 31, 2003
	(Unaudited)

Assets
Fixed maturities, available for sale at fair value (including $1,886 and $696 subject to securities lending and repurchase agreements) (amortized cost $49,870 and $31,478)	$50,024	$33,046
Equity securities, at fair value (cost $812 and $672)	852	733
Real estate	1,079	2
Mortgage loans	237	211
Short-term securities	4,370	2,138
Other investments	3,658	2,523
Total investments	60,220	38,653

Cash	207	352
Investment income accrued	629	362
Premium balances receivable	6,606	4,090
Reinsurance recoverables	18,043	11,174
Ceded unearned premiums	1,423	939
Deferred acquisition costs	1,618	965
Deferred tax asset	2,248	678
Contractholder receivables	5,103	3,121
Goodwill	5,311	2,412
Intangible assets	1,753	422
Other assets	3,447	1,704
Total assets	$106,608	$64,872

Liabilities
Claims and claim adjustment expense reserves	$56,290	$34,573
Unearned premium reserves	11,501	7,111
Contractholder payables	5,103	3,121
Debt	6,358	2,675
Payables for reinsurance premiums	918	403
Payables for securities lending and repurchase agreements	—	711
Other liabilities	6,508	4,291
Total liabilities	86,678	52,885

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (shares issued and outstanding 0.7)	214	—
Guaranteed obligation – Stock Ownership Plan	(15)	—
Common stock (shares authorized 1,750; shares issued 438; shares outstanding 669 and 436)	17,329	10
Additional paid-in capital	—	8,705
Retained earnings	2,393	2,290
Accumulated other changes in equity from nonowner sources	127	1,086
Treasury stock, at cost (shares 0.1 and 2.0)	(6)	(74)
Unearned compensation	(112)	(30)
Total shareholders’ equity	19,930	11,987
Total liabilities and shareholders’ equity	$106,608	$64,872

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2004	2003

Preferred stock
Stock Ownership Plan – convertible preferred stock:
Balance, beginning of period	$—	$—
Preferred stock assumed at merger	219	—
Redemptions during the period	(5)	—
Balance, end of period	214	—

Guaranteed obligation – Stock Ownership Plan:
Balance, beginning of period	—	—
Obligation assumed at merger	(15)	—
Principal payments	—	—
Balance, end of period	(15)	—

Common stock and additional paid in capital
Balance, beginning of period	8,715	8,628
Shares issued for merger	8,605	—
Adjustment for treasury stock cancelled and retired at merger	(91)	—
Net shares issued under employee stock-based compensation plans	100	53
Other	—	(3)
Balance, end of period	17,329	8,678

Retained earnings
Balance, beginning of period	2,290	881
Net income	312	781
Dividends	(229)	(123)
Other	20	—
Balance, end of period	2,393	1,539

Accumulated other changes in equity from nonowner sources
Balance, beginning of period	1,086	656
Net unrealized gain on investment securities, net of reclassification	(919)	493
Net change in minimum pension liability adjustment	—	—
Net change in other	(40)	13
Balance, end of period	127	1,162

Treasury stock (at cost)
Balance, beginning of period	(74)	(5)
Treasury stock acquired	(6)	—
Net shares issued under employee stock-based compensation plans	(17)	(15)
Treasury stock cancelled and retired at merger	91	—
Balance, end of period	(6)	(20)

Unearned compensation
Balance, beginning of period	(30)	(23)
Net issuance of restricted stock under employee stock-based compensation plans	(64)	(34)
Unvested equity-based awards assumed in merger	(43)	—
Restricted stock amortization	25	14
Balance, end of period	(112)	(43)
Total common shareholders’ equity	19,731	11,316
Total shareholders’ equity	$19,930	$11,316

Common shares outstanding
Balance, beginning of period	436	435
Common stock assumed at merger	229	—
Net shares issued for employee stock-based compensation plans	4	1
Balance, end of period	669	436

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2004	2003

Cash flows from operating activities
Net income	$312	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(13)	(23)
Depreciation and amortization	102	19
Deferred federal income taxes (benefit)	(116)	441
Amortization of deferred policy acquisition costs	1,331	946
Premium balances receivable	(102)	(234)
Reinsurance recoverables	215	(67)
Deferred acquisition costs	(1,368)	(996)
Claim and claim adjustment expense reserves	2,236	(85)
Unearned premium reserves	147	359
Trading account activities	15	(3)
Recoveries from former affiliate	—	361
Other	(515)	332
Net cash provided by operating activities	2,244	1,831

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	2,687	2,054
Mortgage loans	50	14
Proceeds from sales of investments:
Fixed maturities	4,013	4,131
Equity securities	107	149
Mortgage loans	41	11
Real estate	21	—
Purchases of investments:
Fixed maturities	(6,656)	(7,199)
Equity securities	(48)	(40)
Mortgage loans	(55)	(8)
Real estate	(10)	—
Short-term securities purchased, net	(1,268)	(223)
Other investments, net	406	219
Securities transactions in course of settlement	(1,244)	(370)
Net cash acquired in merger	169	—
Other	11	—
Net cash used in investing activities	(1,776)	(1,262)

Cash flows from financing activities
Issuance of debt	—	1,932
Payment of debt	(224)	(649)
Payment of note payables to former affiliate	—	(700)
Redemption of mandatorily redeemable preferred stock	—	(900)
Issuance of common stock - employee stock options	71	18
Treasury stock acquired - net shares issued under employee stock-based compensation plans	(35)	(6)
Dividends to shareholders	(344)	(121)
Repurchase of minority interest	(76)	—
Payment of dividend on subsidiary’s stock	(3)	(3)
Transfer of employee benefit obligations to former affiliates	—	(23)
Other	(2)	—
Net cash used in financing activities	(613)	(452)

Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash	(145)	117
Cash at beginning of period	352	92
Cash at end of period	$207	$209
Supplemental disclosure of cash flow information
Income taxes (received) paid	$578	$(488)
Interest paid	$119	$68

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  (See note 2 for a description of the fair value adjustments recorded).  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s.  Accordingly, all financial information presented herein for the three months ended and as of June 30, 2004 include the consolidated accounts of SPC and TPC.  The financial information presented herein for the six months ended June 30, 2004 reflect the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the three months ended June 30, 2004.  The data presented herein for the prior year periods reflects the accounts of TPC.

On April 23, 2004, the Company filed an Amended Current Report on Form 8-K/A dated April 1, 2004 that incorporated the audited financial statements and notes for TPC as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 from TPC’s 2003 Annual Report on Form 10-K.  The accompanying consolidated financial statements should be read in conjunction with those financial statements and notes.

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

2.              MERGER

On April 1, 2004, each issued and outstanding share of TPC class A and class B common stock (including the associated preferred stock purchase rights) was exchanged for 0.4334 of a share of the Company’s common stock.  Share and per share amounts for all periods presented have been restated to reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value.  Common stock and additional paid-in capital in the consolidated balance sheet were also restated to give effect to the difference in par value of the exchanged shares.  Cash was paid in lieu of fractional shares of the Company’s common stock.  Immediately following consummation of the merger, historical TPC shareholders held approximately 66% of the Company’s common stock.

Determination of Purchase Price

The stock price used in determining the purchase price was based on an average of the closing prices of SPC common stock for the two trading days before through the two trading days after SPC and TPC announced their merger agreement on November 17, 2003.  The purchase price also includes the fair value of the SPC stock options, the fair value adjustment to SPC’s preferred stock, and other costs of the transaction.  The purchase price was approximately $8.75 billion, and was calculated as follows:

(in millions, except stock price per share)

Number of shares of SPC common stock outstanding as of April 1, 2004	229.3
SPC’s average stock price for the two trading days before through the two trading days after November 17, 2003, the day SPC and TPC announced their merger	$36.86
Fair value of SPC’s common stock	8,452
Fair value of approximately 23 million of SPC stock options	186
Excess of fair value over book value of SPC’s convertible preferred stock outstanding, net of the excess of the fair value over the book value of the related guaranteed obligation	100
Transaction costs of TPC	15
Purchase price	$8,753

The primary reasons for the acquisition were, among other things, a) to create a stronger company that will provide significant benefits to shareholders and to customers alike; b) to capitalize on a common strategic focus on delivering the highest value to customers, agents and brokers and, working together, to expand future opportunities and capture new efficiencies; and c) to strengthen the combined company’s position as a leading provider of property and casualty insurance products.

Allocation of the Purchase Price

The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of April 1, 2004, as follows:

(in millions)

Net tangible assets (1)	$5,351
Total investments (2)	423
Deferred policy acquisition costs (3)	(100)
Deferred federal income taxes (4)	(251)
Goodwill (5)	2,893
Other intangible assets, including the fair value adjustment of claim and claim adjustment expense reserves and reinsurance recoverables of $191 (6)(7)	1,378
Other assets (2)	(107)
Claims and claim adjustment expense reserves (3)	(25)
Debt (2)	(339)
Other liabilities (2)	(470)
Allocated purchase price	$8,753

(1)                Reflects SPC’s shareholders’ equity of $6,439 less SPC’s historical goodwill of $950 and intangible assets of $138.

(2)                Represents adjustments for fair value.

(3)                Represents adjustments to conform SPC’s accounting policies to those of TPC’s.

(4)                Represents a deferred tax liability associated with adjustments to fair value of all assets and liabilities included herein excluding goodwill, as this transaction is not treated as a purchase for tax purposes.

(5)                Represents the excess of the purchase price (cost) over the amounts assigned to the assets acquired and liabilities assumed.  None of the goodwill is expected to be deductible for tax purposes.  See note 9 and 16.

(6)                Represents identified finite and indefinite life intangible assets, primarily customer-related insurance intangibles and management contracts and customer relationships associated with Nuveen Investments, Inc.’s (Nuveen Investments) asset management business.  See note 9.

(7)                An adjustment has been applied to SPC’s claims and claim adjustment expense reserves and reinsurance recoverables at the acquisition date to estimate their fair value. The fair value adjustment of $191 million was based on management’s estimate of nominal claim and claim expense reserves and reinsurance recoverables (after adjusting for conformity with the acquirer’s accounting policy on discounting of workers’ compensation reserves), expected payment patterns, the April 1, 2004 U.S. Treasury spot rate yield curve, a leverage ratio assumption (reserves to statutory surplus), and a cost of capital expressed as a spread over risk-free rates.  The method used calculates a risk adjustment to a risk-free discounted reserve that will, if reserves run off as expected, produce results that yield the assumed cost-of-capital on the capital supporting the loss reserves.  The fair value adjustment is reported as an intangible asset on the consolidated balance sheet, and the amounts measured in accordance with the acquirer’s accounting policies for insurance contracts, is reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible asset will be recognized into income over the expected payment pattern.  Because the time value of money and the risk adjustment (cost of capital) components of the intangible asset run-off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

Identification and Valuation of Intangible Assets

Intangible assets subject to amortization include the following:

(in millions)	Amount assigned as of April 1, 2004	Weighted- average amortization period
Major intangible asset class

Customer-related (a)	$495	7.8 years
Marketing-related	20	2 years
Contract-based (b)	146	10.4 years
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (c)	191	30 years
Total	$852

Intangible assets not subject to amortization include the following:

(in millions)	Amount assigned as of April 1, 2004
Major intangible asset class

Marketing-related	$15
Contract-based (b)	511
Total	$526

(a)                      Primarily includes customer-related insurance intangibles based on rates derived from expected business retention and profitability levels.

(b)                     Contract-based intangibles include management contracts associated with Nuveen Investments, Inc.’s asset management business based on the present value of expected cash flows related to the management contracts. Amounts related to this business are included at the Company’s 79% approximate ownership interest of Nuveen Investments, Inc.

(c)                      See item 7 of the allocation of the purchase price previously presented.

Supplemental Schedule of Noncash Investing and Financing Activities:

The allocated purchase price calculated above results in an estimate of the fair value of assets acquired and liabilities assumed as of the merger date of April 1, 2004, as follows:

(in millions)

Assets acquired	$42,969
Liabilities assumed, including debt obligations totaling $3.98 billion	(34,216)
Allocated purchase price	$8,753

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of TPC and SPC for the six months ended June 30, 2004 and for the three and six months ended June 30, 2003, respectively, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented.  This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

	Six months ended June 30,		Three months ended June 30,
(in millions, except per share data)	2004	2003	2003

Revenue	$12,564	$11,482	$5,842
Net income	$437	$1,074	$603
Net income per share – basic	$0.65	$1.61	$0.91
Net income per share – diluted	$0.64	$1.58	$0.89

3.              ADOPTION OF NEW ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R, along with its related interpretations, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation.  FIN 46R clarifies how to identify a variable interest entity (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.  A company that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements.  FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary).

FIN 46R is effective for public companies that have interests in VIEs that are considered special-purpose entities for periods ending after December 15, 2003.  Application by public companies for all other types of entities is required for periods ending after March 15, 2004.  The Company adopted FIN 46R effective December 31,2003.

The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet.  Hedge funds are unregistered private investment partnerships, funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives).  The five hedge funds that were determined to be significant VIEs have a total value for all investors combined of approximately $477 million as of June 30, 2004.  The Company’s share of these funds has a carrying value of approximately $138 million at June 30, 2004. The Company’s involvement with these funds began in the third quarter of 2002.

There are various purposes for the Company’s involvement in these funds, including but not limited to the following:

•                  To seek capital appreciation by investing and trading in securities including, without limitation, investments in common stock, bonds, notes, debentures, investment contracts, partnership interests, options and warrants.

•                  To buy and sell U.S. and non-U.S. assets with primary focus on a diversified pool of structured mortgage and asset-backed securities offering attractive and relative value.

•                  To sell securities short primarily to exploit arbitrage opportunities in a broad range of equity and fixed income markets.

The Company does not have any unfunded commitments associated with these hedge fund investments, and its exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

The following entities, which were acquired in the merger, are consolidated under FIN 46R:

•                  Municipal Trusts – The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position.  As of June 30, 2004, there were 36 such trusts, which held a combined total of $439 million in municipal securities, of which $84 million were owned by outside investors.  The net carrying value of the trusts owned by the Company at June 30, 2004 was $355 million.

•                  Venture Capital Entities – In the Company’s venture capital investment portfolio, the Company has investments in small-to-medium sized companies, in which the Company has variable interests through stock ownership and, in some cases, loans.  These investments are held for the purpose of generating investment returns, and the companies in which the Company invests span a variety of business sectors. The Company consolidates three entities under the provisions of FIN 46R.  The combined carrying value of these entities at June 30, 2004 was a net liability of $5 million.

The following securities, which were acquired in the merger, are not consolidated under FIN 46R:

•                  Mandatorily redeemable preferred securities of trusts holding solely subordinated debentures of the Company - These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company.  The debt that the Company had issued to these trusts is now included in the "Debt" section of liabilities on the Company's consolidated balance sheet.  That debt had a carrying value of $1.04 billion at June 30, 2004.

In addition to the foregoing entities, the Company also acquired in the merger significant interests in other VIEs which are not consolidated because the Company is not considered to be the primary beneficiary.  These entities are as follows:

•                  The Company has a significant variable interest in two real estate entities.  The total carrying value of these entities was approximately $47 million as of June 30, 2004, which also represents the maximum exposure to loss. The purpose of the Company’s involvement in these entities is to generate investment returns.

•                  The Company also has a variable interest in Camperdown UK Limited.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The maximum amount of this indemnification obligation is $210 million.  The fair value of this obligation as of June 30, 2004 was $29 million.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) became law.  The 2003 Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  On January 12, 2004, FASB issued Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1), which permits sponsors of retiree health care benefit plans that provide prescription drug benefits to make a one-time election to defer accounting for the effects of the 2003 Medicare Act, which was no longer applicable as the Company was required to record the acquired benefit obligation at fair value, including the effects of the 2003 Medicare Act.  As a result, the estimated effect of the 2003 Medicare Act was reflected in the purchase accounting remeasurement of the SPC postretirement benefit plan on April 1, 2004.  FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) was issued on May 19, 2004, supersedes FSP 106-1 and provides guidance on the accounting for the effects of the 2003 Medicare Act for sponsors of retiree health care benefit plans that provide prescription drug benefits.  FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy.

The Company has concluded that prescription drug benefits available under certain of its postretirement benefit plan are actuarially equivalent to Medicare Part D and thus qualify for the federal subsidy under the 2003 Medicare Act.  The Company also expects that the federal subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.  The effect of this adjustment was a $29 million reduction in the accumulated postretirement benefit obligation as of April 1, 2004 and a reduction of $0.5 million in net periodic postretirement benefit cost for the three months ended June 30, 2004.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148), an amendment to FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminated the use of the original FAS 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amended the disclosure provisions of FAS 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions were effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement beginning with year-end 2002 reporting.  The transition provisions of this statement apply upon adoption of the FAS 123 fair value based method.

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock-based compensation plans as defined in FAS 123. FAS 123 indicates that the fair value based method is the preferred method of accounting.  The Company has elected to use the prospective recognition transition alternative of FAS 148. Under this alternative, only the awards granted, modified or settled after January 1, 2003 will be accounted for in accordance with the fair value method.  The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

The effect of applying the fair value based method to all outstanding and unvested stock-based employee awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2004	2003	2004	2003

Net income (loss), as reported	$(275)	$441	$312	$781
Add: Equity-based employee compensation expense included in reported net income (loss), net of related tax effects (1)	14	5	19	9
Deduct: Equity-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(20)	(18)	(32)	(36)
Net income (loss), pro forma	$(281)	$428	$299	$754

Earnings (loss) per share (3)
Basic – as reported	$(0.42)	$1.02	$0.56	$1.80
Diluted – as reported	$(0.42)	$1.01	$0.56	$1.79

Basic – pro forma	$(0.43)	$0.98	$0.54	$1.73
Diluted – pro forma	$(0.43)	$0.98	$0.54	$1.73

(1)                       Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.  Data for the three and six months ended June 30, 2004 includes SPC data since the April 1, 2004 merger date when SPC conformed to TPC’s method.  Data for the three and six months ended June 30, 2003 represents data for TPC only.

(2)                       Includes the compensation expense added back in (1).

(3)                       The weighted average number of common shares outstanding applicable to basic and diluted earnings per share for the three and six months ended June 30, 2003 have been restated to reflect the exchange of each share of TPC common stock  and common stock equivalents for 0.4334 of a share of the Company’s common stock pursuant to the merger described in note 2.

4.              SEGMENT INFORMATION

Upon completion of the merger on April 1, 2004, the Company was organized into four reportable business segments: Commercial, Specialty, Personal (these three segments collectively represent the Company’s insurance segments) and Asset Management.  The insurance segments reflect how the Company manages its property and casualty insurance products and insurance-related services and represent an aggregation of these products and services based on type of customer, how the business is marketed, and the manner in which the business is underwritten. The Asset Management segment represents the Company’s 79% interest in Nuveen Investments.

For periods prior to the April 1, 2004 merger completion date, segments have been restated from the historical presentation of TPC to conform to the new segment presentation of the Company, where practicable.  As a result, prior period Bond and Construction results were reclassified from the historical TPC Commercial Lines segment to create a historical Specialty segment.

Invested and other assets and net investment income (NII) of historical TPC had been specifically identified by reporting segment prior to the merger.  Beginning in the second quarter 2004, the Company developed a methodology to allocate NII and invested assets to the identified segments.  This methodology allocates pretax NII based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment.   Invested assets are allocated to segments in proportion to the pretax allocation of NII.  It is not practicable to apply this methodology to historical businesses and, as such, actual (versus allocated) NII is included in revenues and operating income of the restated segments for periods prior to the merger.  It is also not practicable to present total assets for restated Commercial and Specialty segments for periods prior to the merger.  The Company believes that the differences are not significant to a comparison with the new segment presentation.

The specific business segment attributes are as follows:

Commercial

The Commercial segment offers property and casualty insurance and insurance-related services to commercial enterprises and includes certain exposures related to such businesses.  Commercial is organized into three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations.  The marketing and underwriting groups include:

•                  Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid-sized businesses for property products.  Commercial Accounts sells a broad range of property and casualty insurance products including property, general liability, commercial auto and workers’ compensation coverages through a large network of independent agents and brokers.

•                  Select Accounts serves small businesses and offers property, liability, commercial auto and workers compensation insurance generally on a guaranteed cost basis, which are often sold as a packaged product covering property and liability exposures.

•                  National Accounts provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability, and automobile liability.  Insurance products, placed through large national and regional brokers are generally priced on a loss-sensitive basis (where the ultimate premium or fee charged is adjusted based on actual loss experience) while loss administration services are sold on a fee for service basis to companies who prefer to self-insure all or a portion of their risk.  National Accounts also includes the Company’s residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

Commercial also includes the results from the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations that the Company acquired in the merger; and policies written by the Company’s wholly owned subsidiary Gulf Insurance Company (Gulf) (prior to the integration of these products into Specialty).  These operations are collectively referred to as Commercial Other.

Specialty

Specialty is a reportable segment created effective with the merger and consists of specialty business acquired in the merger, into which TPC’s Bond and Construction, formerly included in Commercial, have been transferred.  The Specialty segment provides a full range of standard and specialized insurance coverages and services through dedicated underwriting, claims handling and risk management.  The segment includes two groups: Domestic Specialty and International Specialty.

Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs.  These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities, Specialty Excess & Surplus, Discover Re and Personal Catastrophe Risk.

International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyds.

Personal

Personal writes virtually all types of property and casualty insurance covering personal risks.  The primary coverages in this segment are personal automobile and homeowners insurance sold to individuals.

Asset Management

The Asset Management segment is comprised of the Company’s majority interest in Nuveen Investments, whose core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments.  Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.  Nuveen Investments also provides managed account services to several institutional market segments and channels.  Nuveen Investments markets its capabilities under four distinct brands: NWQ, a leader in value-style equities; Nuveen Investments, a leader in tax-free investments; Rittenhouse, a leader in conservative growth-style equities; and Symphony, a leading institutional manager of market-neutral alternative investment portfolios.  Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.”  The Company’s interest in Nuveen Investments is approximately 79%.

The following tables summarize the components of the Company’s revenues by reportable business segments.

(at and for the three months ended June 30, in millions)	Commercial	Specialty	Personal	Asset Management	Total Reportable Segments

2004
Revenues
Premiums	$2,358	$1,428	$1,368	$—	$5,154
Net investment income	413	135	93	—	641
Fee income	164	7	—	—	171
Asset management	—	—	—	121	121
Other revenues	12	3	21	—	36
Total operating revenues	$2,947	$1,573	$1,482	$121	$6,123

Operating income (loss) (1)	$364	$(838)	$197	$27	$(250)
Assets	$65,296	$25,161	$10,848	$2,730	$104,035

2003
Revenues
Premiums	$1,618	$289	$1,193	$—	$3,100
Net investment income	320	45	91	—	456
Fee income	127	7	—	—	134
Other revenues	17	3	23	—	43
Total operating revenues	$2,082	$344	$1,307	$—	$3,733

Operating income (1)	$294	$58	$107	$—	$459
Assets	(2)	(2)	(2)	(2)	$65,584

(1)          Operating revenues exclude net realized investment gains and operating income (loss) equals net income (loss) excluding the after-tax impact of net realized investment gains.

(2)          It is not practicable to restate assets by segment for prior periods.

The following tables summarize the components of the Company’s revenues by reportable business segments.

(at and for the six months ended June 30, in millions)	Commercial	Specialty	Personal	Asset Management	Total Reportable Segments

2004
Revenues
Premiums	$4,089	$1,739	$2,665	$—	$8,493
Net investment income	836	186	238	—	1,260
Fee income	332	11	—	—	343
Asset management	—	—	—	121	121
Other revenues	26	5	44	—	75
Total operating revenues	$5,283	$1,941	$2,947	$121	$10,292

Operating income (loss) (1)	$794	$(866)	$434	$27	$389
Assets	$65,296	$25,161	$10,848	$2,730	$104,035

2003
Revenues
Premiums	$3,185	$563	$2,331	$—	$6,079
Net investment income	638	93	180	—	911
Fee income	260	10	—	—	270
Other revenues	20	3	45	—	68
Total operating revenues	$4,103	$669	$2,556	$—	$7,328

Operating income (1)	$501	$113	$219	$—	$833
Assets	(2)	(2)	(2)	(2)	$65,584

(1)          Operating revenues exclude net realized investment gains and operating income (loss) equals net income (loss) excluding the after-tax impact of net realized investment gains.

(2)          It is not practicable to restate assets by segment for prior periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Revenue reconciliation
Earned premiums
Commercial
Commercial multi-peril	$619	$521	$1,174	$1,020
Workers’ compensation	380	273	685	524
Commercial automobile	457	317	790	641
Property	494	270	798	537
General liability	372	213	596	422
Other	36	24	46	41
Total Commercial	2,358	1,618	4,089	3,185
Specialty:
Workers’ compensation	143	29	169	57
Commercial automobile	119	25	145	50
Property	109	—	109	—
General liability	141	—	141	—
International	306	—	306	—
Other	610	235	869	456
Total Specialty	1,428	289	1,739	563
Personal:
Automobile	825	737	1,607	1,443
Homeowners and other	543	456	1,058	888
Total Personal	1,368	1,193	2,665	2,331
Total earned premiums	5,154	3,100	8,493	6,079
Net investment income	641	456	1,260	911
Fee income	171	134	343	270
Other revenues	36	43	75	68
Total Insurance Operations	6,002	3,733	10,171	7,328
Asset Management	121	—	121	—
Total operating revenues for reportable segments	6,123	3,733	10,292	7,328
Interest Expense and Other	3	—	3	1
Net realized investment gains	55	16	13	23
Total consolidated revenues	$6,181	$3,749	$10,308	$7,352

Income reconciliation, net of tax and minority interest
Total operating income (loss) for reportable segments	$(250)	$459	$389	$833
Interest Expense and Other	(60)	(28)	(85)	(63)
Total operating income (loss)	(310)	431	304	770
Net realized investment gains	35	10	8	11
Total consolidated net income (loss)	$(275)	$441	$312	$781

Asset reconciliation
Total assets for reportable segments	$104,035	$65,584	$104,035	$65,584
Other assets	2,573	447	2,573	447
Total consolidated assets	$106,608	$66,031	$106,608	$66,031

5.              INVESTMENTS

The Company’s investment portfolio includes the fixed maturities, equity securities, and other investments acquired in the merger at their fair values as of the merger date.  The fair value at acquisition became the new cost basis for these investments.

The amortized cost and fair value of the Company’s investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2004, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities – collateralized mortgage obligations and pass-through securities	$9,507	$159	$129	$9,537
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,820	26	60	2,786
Obligations of states, municipalities and political subdivisions	21,646	430	257	21,819
Debt securities issued by foreign governments	1,830	9	30	1,809
All other corporate bonds	13,848	279	288	13,839
Redeemable preferred stock	219	18	3	234
Total	$49,870	$921	$767	$50,024

	Amortized	Gross Unrealized		Fair
(at December 31, 2003, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities – collateralized mortgage obligations and pass-through securities	$7,497	$248	$8	$7,737
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,343	41	—	1,384
Obligations of states, municipalities and political subdivisions	14,616	814	2	15,428
Debt securities issued by foreign governments	243	16	3	256
All other corporate bonds	7,537	475	27	7,985
Redeemable preferred stock	242	16	2	256
Total	$31,478	$1,610	$42	$33,046

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2004, in millions)	Cost	Gains	Losses	Value

Common stock	$179	$24	$20	$183
Non-redeemable preferred stock	633	41	5	669
Total	$812	$65	$25	$852

(at December 31, 2003, in millions)

Common stock	$71	$19	$1	$89
Non-redeemable preferred stock	601	53	10	644
Total	$672	$72	$11	$733

The cost and fair value of investments in venture capital, which are reported as part of Other investments in the Company’s consolidated balance sheet, were as follows.

		Gross Unrealized		Fair
(at June 30, 2004, in millions)	Cost	Gains	Losses	Value

Venture capital	$496	$42	$12	$526

Impairments

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.  Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.  Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security.  If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.

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

•                        review of portfolio manager(s) recommendations for other-than-temporary impairments based on the investee’s current financial condition, liquidity, near-term recovery prospects and other factors, as well as consideration of other investments that were not recommended for other-than-temporary impairments;

•                        consideration of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment; and

•                        determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

Venture Capital Investments

Other investments include venture capital investments, which are generally non-publicly traded instruments, consisting of early-stage companies and, historically, having a holding period of four to seven years.  These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries.  The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product.  Generally, the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time.  With respect to the Company’s valuation of such non-publicly traded venture capital investments, on a quarterly basis, portfolio managers as well as an internal valuation committee review and consider a variety of factors in determining the potential for loss impairment.  Factors considered include the following:

•                        the issuer’s most recent financing events;

•                        an analysis of whether fundamental deterioration has occurred;

•                        whether or not the issuer’s progress has been substantially less than expected;

•                        whether or not the valuations have declined significantly in the entity’s market sector;

•                        whether or not the internal valuation committee believes it is probable that the issuer will need financing within six months at a lower price than our carrying value; and

•                        whether or not the Company has the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than our cost.

The quarterly valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Unrealized Losses

The following table summarizes, for all securities in an unrealized loss position at June 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2004, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities- CMOs and pass-through securities	$5,549	$128	$27	$1	$5,576	$129
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,787	59	71	1	1,858	60
Obligations of states, municipalities and political subdivisions	9,562	255	60	2	9,622	257
Debt securities issued by foreign governments	1,610	29	15	1	1,625	30
All other corporate bonds	8,909	281	200	7	9,109	288
Redeemable preferred stock	19	1	20	2	39	3
Total fixed maturities	27,436	753	393	14	27,829	767
Equity securities
Common stock	39	20	5	—	44	20
Nonredeemable preferred stock	99	3	20	2	119	5
Total equity securities	138	23	25	2	163	25
Venture capital	52	12	-	—	52	12
Total	$27,626	$788	$418	$16	$28,044	$804

Impairment charges included in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Fixed maturities	$8	$15	$14	$61
Equity securities	—	4	3	4
Venture capital	14	—	14	—
Real estate and other	1	—	3	12
Total	$23	$19	$34	$77

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of its management of exposure to changes in interest rates.  The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker.  The notional value of the open U.S. Treasury futures contracts was $1.18 billion at June 30, 2004.  These derivative instruments are not designated and do not qualify as hedges under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” rules and as such the daily mark-to-market settlement is reflected in net realized investment gains.  The Company has several interest rate swap agreements in which it pays floating and receives fixed interest to manage the exposure of certain of its fixed rate debt to changes in interest rates. The terms of the swaps match those of the debt instrument.  The notional value of these swaps was $730 million at June 30, 2004. These derivative instruments were acquired in the merger and do not qualify for continued hedge accounting rules and, as such, the daily mark-to-market change in fair value is reflected in net realized investment gains.

Securities Lending Payable

The Company engages in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time.  Effective April 1, 2004, the Company entered into a new securities lending agreement.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  This collateral is held by a third party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement.  Therefore, the Company does not recognize the receipt of the collateral held by the third party custodian or the obligation to return the collateral.  The loaned securities remain a recorded asset of the Company.

Prior to April 1, 2004, the Company engaged in securities lending activities where it received cash and marketable securities as collateral.  In those cases where cash collateral was received, the Company reinvested the collateral in a short-term investment pool, the loaned securities remained a recorded asset of the Company and a liability was recorded to recognize the Company’s obligation to return the collateral at the end of the loan.   Where marketable securities had been received as collateral, the collateral was held by a third party custodian, and the Company had the right to access the collateral only in the event that the institution borrowing the Company’s securities was in default under the lending agreement.  In those cases where marketable securities were received as collateral, the Company did not recognize the receipt of the collateral held by the third party custodian or the obligation to return the collateral.  The loaned securities remained a recorded asset of the Company.

6.              CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Net income (loss)	$(275)	$441	$312	$781
Change in net unrealized gain on investment securities	(1,082)	355	(919)	493
Other changes	(40)	8	(40)	13
Total changes in equity from nonowner sources	$(1,397)	$804	$(647)	$1,287

7.   EARNINGS PER SHARE (EPS)

EPS has been computed in accordance with Financial Accounting Standards No. 128, “Earnings per Share”.  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  The computation of diluted EPS reflects the effect of potentially dilutive securities.  Excluded from the computation of diluted EPS were approximately 17 million of potentially dilutive shares related to convertible junior subordinated notes payable because the contingency conditions for their issuance have not been satisfied (see note 8 of TPC’s Audited Financial Statements for the year ended December 31, 2003).

Net loss per diluted share for the three months ended June 30, 2004, excluded the weighted average effects of: 3 million options to purchase common shares, 0.7 million shares of restricted stock, equity units convertible into 15 million common shares, outstanding convertible preferred stock convertible into 5 million common shares, and zero coupon convertible notes convertible into 2 million shares of common stock.  The impact of these potential shares of common stock and their effects on income were excluded from the calculation of net loss per share on a diluted basis as their effect is anti-dilutive for the three months ended June 30, 2004.

Net income per diluted share for the six months ended June 30, 2004, excluded the weighted average effect of zero coupon convertible notes convertible into 1 million common shares.  The impact of the potential shares of common stock and their effect on income were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive for the six months ended June 30, 2004.

The weighted average number of common shares outstanding applicable to basic and diluted EPS for all periods presented have been restated to reflect the exchange of each share of TPC common stock for 0.4334 shares of the Company’s common stock.  The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2004	2003	2004	2003
Basic
Net income (loss), as reported	$(275)	$441	$312	$781
Preferred stock dividends, net of taxes	(2)	—	(2)	—
Net income (loss) available to common shareholders	(277)	441	310	781

Diluted
Net income (loss) available to common shareholders	(277)	441	310	781
Effect of dilutive securities:
Equity unit stock purchase contracts	—	—	4	—
Convertible preferred stock	—	—	1	—
Net income (loss) available to common shareholders	$(277)	$441	$315	$781

Common Shares
Basic
Weighted average shares outstanding	664.8	434.4	549.7	434.4

Diluted
Weighted average shares outstanding	664.8	434.4	549.7	434.4
Weighed average effects of dilutive securities:
Stock options and other incentive plans	—	2.3	3.0	2.3
Equity unit stock purchase contracts	—	—	7.6	—
Convertible preferred stock	—	—	2.6	—
Total	664.8	436.7	562.9	436.7

Net Income (Loss) Per Common Share
Basic	$(0.42)	$1.02	$0.56	$1.80
Diluted	$(0.42)	$1.01	$0.56	$1.79

8.              CAPITAL AND DEBT

Long-term debt and convertible notes payable outstanding were as follows:

(in millions)		June 30, 2004	December 31, 2003

Medium-term notes with various maturities from 2004 to 2010		$397	$—
7.875%	Notes due 2005	238	—
7.125%	Notes due 2005	79	—
6.75%	Notes due 2006	150	150
5.75%	Notes due 2007	500	—
5.25%	Notes due 2007	442	—
3.75%	Notes due 2008	400	400
8.125%	Notes due 2010	250	—
7.81%	Notes due on various dates through 2011	24	24
5.00%	Notes due 2013	500	500
7.75%	Notes due 2026	200	200
7.625%	Subordinated debentures due 2027	125	—
8.47%	Subordinated debentures due 2027	81	—
4.50%	Convertible junior subordinated notes payable due 2032	893	893
6.00%	Convertible notes payable due 2032	—	50
6.375%	Notes due 2033	500	500
8.50%	Subordinated debentures due 2045	56	—
8.312%	Subordinated debentures due 2046	73	—
7.60%	Subordinated debentures due 2050	593	—
Nuveen Investments’ third-party debt due 2008		304	—
Commercial paper		197	—
4.50%	Zero coupon convertible notes due 2009	114	—
Subtotal		6,116	2,717
Unamortized fair value adjustment		282	—
Debt issuance costs		(40)	(42)
Total		$6,358	$2,675

The Company’s balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date.  The resulting fair value adjustment, approximately $301 million, is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment, which reduces interest expense, totaled $19 million in the three and six months ended June 30, 2004.

The following SPC debt instruments were acquired in the merger:

•                  Medium-Term Notes - The medium-term notes outstanding at June 30, 2004 bear interest rates ranging from 6.4% to 7.4%, with a weighted average rate of 6.8%.  Maturities range from five to 15 years after the issuance dates.  The fair value purchase accounting adjustment recorded at acquisition totaled $45 million, representing a weighted average effective interest rate to maturity of 3.310%.

•                  7.875% Senior Notes – These notes mature in April 2005.  The fair value purchase accounting adjustment recorded at acquisition totaled $16 million, representing an effective interest rate to maturity of 1.645%.

•                  7.125% Senior Notes – These notes mature in June 2005.  The fair value purchase accounting adjustment recorded at acquisition totaled $5 million, representing an effective interest rate to maturity of 1.881%.

•                  5.75% Senior Notes – These notes mature in March 2007.  The fair value purchase accounting adjustment recorded at acquisition totaled $44 million, representing an effective interest rate to maturity of 2.625%.

•                  5.25% Senior Notes – These notes mature in August 2007.  In July 2002, concurrent with the issuance of 17.8 million of common shares in a public offering, 8.9 million equity units were issued, each having a stated amount of $50, for gross consideration of $443 million.  Each equity unit initially consists of a forward purchase contract maturing in 2005 for the Company’s common stock, and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering.  If the settlement date had been June 30, 2004, the Company would have issued approximately 15 million common shares based on the average trading price of its common stock immediately prior to that date.  The fair value purchase accounting adjustment recorded at acquisition related to the $443 million of senior notes totaled $23 million, representing an effective interest rate to maturity of 1.389%.

•                  8.125% Senior Notes – These notes mature in April 2010.  The fair value purchase accounting adjustment recorded at acquisition totaled $51 million, representing an effective interest rate to maturity of 4.257%.

•                  7.625% Subordinated Debentures – These debentures mature in December 2027.  The fair value purchase accounting adjustment recorded at acquisition totaled $22 million, representing an effective interest rate to maturity of 6.147%.

•                  8.47% Subordinated Debentures – These debentures mature in January 2027.  The fair value purchase accounting adjustment recorded at acquisition totaled $7 million, representing an effective interest rate to maturity of 7.660%.

•                  8.50% Subordinated Debentures – These debentures mature in December 2045.  The fair value purchase accounting adjustment recorded at acquisition totaled $17 million, representing an effective interest rate to maturity of 6.362%.

•                  8.312% Subordinated Debentures – These debentures mature in July 2046.  The fair value purchase accounting adjustment recorded at acquisition totaled $20 million, representing an effective interest rate to maturity of 6.362%.

•                  7.60% Subordinated Debentures – These debentures mature in October 2050.  The fair value purchase accounting adjustment recorded at acquisition totaled $43 million, representing an effective interest rate to maturity of 7.057%.

•                  Nuveen Investments’ Debt –These notes mature in September 2008.  The fair value purchase accounting adjustment recorded at acquisition totaled $7 million, representing an effective interest rate to maturity of 3.674%.

•                  Commercial Paper - Interest rates on commercial paper outstanding at June 30, 2004 ranged from 1.1% to 1.5%.

•                  4.50% Zero Coupon Convertible Notes - These notes mature in 2009, but are redeemable at any time for an amount equal to the original issue price plus accreted original issue discount.  The fair value purchase accounting adjustment recorded at acquisition totaled $1 million, representing an effective interest rate to maturity of 4.175%.

The Company maintains an $800 million commercial paper program and $1 billion of bank credit agreements.  Pursuant to covenants in the credit agreements, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  The Company was in compliance with those covenants at June 30, 2004, and there were no amounts outstanding under the credit agreements as of that date.

On April 1, 2004, The St. Paul Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings, Inc. (TIGHI).  The guarantees pertain to the $400.0 million 3.75% Notes due 2008, the $500.0 million 5.00% Notes due 2013, the $500.0 million 6.375% Notes due 2033, the $150.0 million 6.75% Notes due 2006, the $200.0 million 7.75% Notes due 2026 and the $892.5 million 4.5% Convertible Notes due 2032.

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.42 billion is available in 2004 for such dividends without prior approval of the Connecticut Insurance Department and the Minnesota Department of Commerce.  The Company received $800 million of dividends from its insurance subsidiaries during the first six months of 2004.

9.    INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of June 30, 2004:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net

Intangibles subject to amortization
Customer-related	$1,026	$185	$841
Marketing-related	20	3	17
Contract-based	146	4	142
Fair value adjustment of claims and claim adjustment expense reserves and reinsurance recoverables	191	(36)	227
Total intangibles assets subject to amortization	1,383	156	1,227

Intangible assets not subject to amortization
Marketing-related	15	—	15
Contract-based	511	—	511
Total intangible assets not subject to amortization	526	—	526
Total intangible assets	$1,909	$156	$1,753

The June 30, 2004 ending balance of $1.91 billion includes $1.38 billion of intangible assets acquired in the merger (see note 2).  Contract-based intangibles include management contracts associated with Nuveen Investments’ asset management business based on the present value of expected cash flows related to the management contracts.  Amounts related to this business are included in the Company’s 79% ownership interest in Nuveen Investments.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class, for the three and six months ended June 30, 2004:

(in millions)	Three months ended June 30, 2004	Six months ended June 30, 2004

Customer-related	$40	$52
Marketing-related	3	3
Contract-based	4	4
Fair value adjustment of claims and claim adjustment expense reserves and reinsurance recoverables	(36)	(36)
Total amortization expense	$11	$23

At December 31, 2003, the Company had $422 million of intangible assets, with a gross carrying amount of $555 million and accumulated amortization of $133 million.  All of these intangible assets were customer-related and subject to amortization.  Amortization expense was $9 million and $18 million for the three months and six months ended June 30, 2003, respectively.

Intangible asset amortization expense is estimated to be $68 million for the remainder of 2004, $160 million in 2005, $162 million in 2006, $156 million in 2007, $136 million in 2008, and $111 million in 2009.

Goodwill

The Company had goodwill with a carrying amount of $2.41 billion as of December 31, 2003.  As a result of the acquisition of SPC, $2.89 billion of goodwill was recorded on April 1, 2004.  The carrying amount of the Company’s goodwill as of June 30, 2004 was $5.31 billion.

The following table presents goodwill by segment as of June 30, 2004:

(in millions)	June 30, 2004

Commercial	$1,937
Specialty	887
Personal	613
Asset management	1,716
Other	158
Total	$5,311

10.       PENSION PLANS AND RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

The following table summarizes the components of net pension and postretirement benefit expense recognized in the consolidated statement of income for the Company’s plans.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Pension Plans

Service cost	$14	$7	$22	$14
Interest cost on benefit obligation	27	9	37	18
Expected return on plan assets	(36)	(10)	(48)	(19)
Amortization of unrecognized:
Prior service cost	(1)	(1)	(3)	(3)
Net actuarial loss	2	1	4	3
Net benefit expense	$6	$6	$12	$13

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Postretirement benefit plans

Service cost	$1	$—	$1	$—
Interest cost on benefit obligation	5	—	5	1
Expected return on plan assets	(1)	—	(1)	—
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net actuarial loss	—	—	—	—
Net benefit expense	$5	$—	$5	$1

The Company does not have a best estimate of contributions it expects to be paid to the qualified pension plans during the next fiscal year at this time.

11.       CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries are a party or to which any of the Company’s property is subject.

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

In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion.  ACandS asserts that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling, TPC is liable for 45% of the $2.80 billion.  In August 2003, ACandS filed a new lawsuit against TPC seeking to enforce this position (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  Before TPC responded to the complaint ACandS dismissed the action without prejudice to refiling.  Should ACandS reinitiate the proceeding, TPC intends to vigorously contest it and believes that it has meritorious defenses.

In addition to the proceedings described above, TPC and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.) commenced in September 2000.  This litigation primarily involves the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC has filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision.  TPC’s motion to dismiss and ACandS’ motion to vacate were argued to the District Court on July 21, 2004, and the parties are awaiting a decision.  The Company believes that the findings of the Bankruptcy Court supports several of TPC’s assertions in the proceedings.

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

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (filed in 2002, and served in May 2003) (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio and Texas state courts against TPC, SPC and United States Fidelity and Guaranty Corporation (USF&G) and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns Manville.  In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  Notwithstanding the injunction, additional Common Law Claims have been filed and served on TPC.  The parties met with the mediator several times, and on November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached.  This settlement includes a lump sum payment of up to $412 million by TPC, subject to a number of significant contingencies.  After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached.  This settlement would require a payment of up to $90 million by TPC, subject to a number of significant contingencies.  The bankruptcy court must approve all the settlement agreements and clarify certain prior orders of the bankruptcy court concerning the scope and breadth of the injunction previously entered by that court in the Johns Manville proceeding.  This approval must become final and, to the extent any appeals are taken, all such appeals seeking to reverse these orders must have been denied in order for the settlements to take effect.  The bankruptcy court held a hearing on July 6, 2004 with respect to TPC’s motions to approve the settlements and to enforce the court’s prior injunction as required by the settlements.  If the settlements are approved, then the Statutory and Hawaii Actions and substantially all pending Common Law Claims against TPC will have been resolved with an order in place that would bar similar claims in the future.  It is not possible to predict how the court will rule on the motions to approve the settlements of the Statutory and Hawaii Actions and the Common Law Claims against TPC.  If all of the conditions of the settlements are not satisfied, then the temporary restraining order currently in effect will be lifted and TPC will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

TPC, SPC and USF&G have numerous defenses in all of the direct action cases asserting Common Law Claims.  Many of these defenses have been raised in initial motions to dismiss filed by TPC, SPC, USF&G and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 in Ohio on some of these motions filed by SPC, USF&G and other insurers during the pendency of the Johns Manville stay that dealt with statute of limitations and the validity of the alleged causes of actions.  The plaintiffs in these actions have appealed these favorable rulings.  TPC’s, SPC’s and USF&G’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.  TPC’s defenses also include the fact that, to the extent that they have not been released by virtue of prior settlement agreements by the claimants with TPC’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court.

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

Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims.  Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  Because of these uncertainties, additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations and financial condition in future periods. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company expects to complete the current annual ground-up review, which will also include a review of the asbestos liabilities acquired in the merger, during the fourth quarter of 2004.

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

The trial courts ordered dismissal of the California, Pennsylvania and New York cases, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.), and, in August 2003, the Kentucky case.  In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona.  The trial courts in Georgia, Texas and Michigan denied defendants’ motions to dismiss.  The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily.  The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal.  After the rulings described above, the plaintiffs withdrew the New York and Michigan cases.  Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted.  In October 2003, the United States Supreme Court denied plaintiff’s request for further review of that appellate ruling.  TPC is vigorously defending all of the pending cases and the Company’s management believes TPC has meritorious defenses; however the outcome of these disputes is uncertain.

Gulf, a wholly-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute, which has been consolidated with Gulf’s action.  Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract.  XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counterclaims for rescission of vehicle residual value reinsurance contracts issued to Gulf.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.

On April 20, 2004, Gerling Global Reinsurance Corporation of America (Gerling) brought an action against Gulf in the Supreme Court of New York County concerning its participation on Gulf’s vehicle residual value reinsurance contracts, and asserted positions similar to the other reinsurers.  The Gerling action has been consolidated with the pending Gulf action for pre-trial purposes.  Gulf has asserted counterclaims against Gerling seeking to recover amounts due under the residual value reinsurance contracts for payments made by Gulf pursuant to the February 2003 settlement and under other residual value protection insurance policies.

On May 12, 2004, Gulf further amended its complaint to include amounts due under a second installment payment made by Gulf pursuant to the February 2003 settlement and to name Gerling as a defendant.  Gulf now seeks a total of $103.2 million due under the reinsurance contracts for the February 2003 settlement and consequential and punitive damages from Transatlantic, XL, Odyssey and Gerling.

On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf.  Discovery is currently proceeding in the matters.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

TPC and its board of directors were named as defendants in three purported class action lawsuits brought by four of TPC’s former shareholders seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT December 15, 2003). The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants.  On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval of the settlements.  The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys fees.  The parties intend to move soon for Court approval of certification of a class for settlement purposes, notice to the class of the settlement, and approval of the terms of the settlement.

In connection with SPC’s Western MacArthur asbestos litigation, which was recently settled, several purported class action lawsuits were filed in the fourth quarter of 2002 against SPC and its chief executive officer and chief financial officer.  In the first quarter of 2003, the lawsuits were consolidated into a single action, which makes various allegations relating to the adequacy of SPC’s previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seeks unspecified damages and other relief.  In the second quarter of 2004, SPC executed a definitive settlement agreement and the court granted preliminary approval of the settlement. The court must still grant final approval of the settlement and a final hearing is scheduled for the third quarter of 2004.

SPC had disclosed in its Securities and Exchange Commission filings prior to the merger that its pretax net exposure with regard to surety bonds it had issued on behalf of companies operating in the energy trading sector totaled approximately $336 million at March 31, 2004, with the largest individual exposure approximating $173 million.  In July 2004, the company representing that exposure announced an agreement to provide collateral to the Company to support the surety bonds SPC had issued for gas supply contracts held by two municipal gas providers.  If all provisions of the settlement agreement are fulfilled, the Company’s gross exposure on the two surety bonds would fall to approximately $8 million.

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

Other Commitments and Guarantees

Commitments – The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships, and certain other venture capital entities.  The Company’s total future estimated obligations related to its venture capital investments were $319 million at June 30, 2004.  In the normal course of business, the Company has additional unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests.  These additional commitments totaled $567 million and $652 million at June 30, 2004 and December 31, 2003, respectively.

Guarantees – As part of the merger, the Company assumed certain contingent obligations for guarantees related to agency loans, issuances of debt securities, third party loans related to venture capital investments, certain tax indemnifications related to swap agreements, various guarantees and indemnifications in connection with the transfer of ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd., and various indemnifications related to the sale of business entities.

Sales of Businesses - In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, premium deficiencies or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitation, or in some cases agreed upon term limitations.  As of June 30, 2004, the aggregate amount of the Company’s quantifiable indemnification obligations in effect for sales of business entities was $2.20 billion, with a deductible amount of $72 million.  The deductible amount represents an aggregate minimum threshold which our obligations must exceed before we would be obligated to make any payments.

12.       REINSURANCE

The Company’s consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions.  Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten.  Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks.  The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept.

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

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables.  The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, amounts in dispute, applicable coverage defenses and other relevant factors.  Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is an inherently uncertain process involving estimates.  Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance for estimated uncollectible reinsurance recoverables.  Any subsequent collections of amounts previously written off are reported as part of underwriting results.

The allowance for estimated uncollectible reinsurance recoverables was $739 million and $386 million at June 30, 2004 and December 31, 2003, respectively.  The increase in the allowance included $140 million of provisions related to reinsurance recoverables acquired in the merger, $116 million related to conforming the Company’s accounting methods for estimating uncollectible reinsurance, and $100 million related to the Company’s ongoing review process described above.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums written
Direct	$5,905	$3,672	$9,828	$7,305
Assumed	293	114	402	223
Ceded	(937)	(517)	(1,498)	(1,092)
Net premiums written	$5,261	$3,269	$8,732	$6,436

Premiums earned
Direct	$5,909	$3,540	$9,667	$6,943
Assumed	337	123	464	247
Ceded	(1,092)	(563)	(1,638)	(1,111)
Net premiums earned	$5,154	$3,100	$8,493	$6,079

Claims and claim adjustment expenses
Direct	$4,977	$2,571	$7,434	$5,200
Assumed	146	139	275	253
Ceded	(243)	(507)	(555)	(966)
Policyholder dividends	(11)	8	(4)	12
Net claims and claim adjustment expenses	$4,869	$2,211	$7,150	$4,499

The Company entered into commutation agreements with a major reinsurer, effective June 30, 2004, resulting in a charge of $153 million for amounts received less than the reinsurance balances of approximately $1.26 billion. In connection with the commutation, the Company also entered into a new reinsurance agreement effective April 1, 2004, that provides $300 million aggregate coverage for the 2000 accident year exposures written by SPC.  Because the new agreement is for events occurring prior to the effective date of the agreement, the resulting $59 million gain has been deferred and will be recognized in earnings as amounts are recovered from the reinsurer. Under the terms of these agreements, the Company received net cash of approximately $867 million.

13.       CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	June 30, 2004	December 31, 2003
Property-casualty reserves	$56,130	$34,474
Accident and health	160	99
Total	$56,290	$34,573

Claims and claim adjustment expense reserves at June 30, 2004 increased by $21.72 billion over year-end 2003, primarily as a result of the merger with SPC.  Of this increase, $19.50 billion resulted from including the acquired reserves and $1.27 billion was due to reserve adjustments, ($1.17 billion, net of reinsurance), including actions taken to conform to the Company’s accounting and actuarial methods for construction and surety reserves.

Construction claims have three categories of exposures: construction defect, construction wrap-up and contractor. In the Company’s experience, construction defect and wrap-up have been the most complex and subject to variability.  Construction defect claims relate to property damage claims that result from errors a contractor makes during a project that are not known until after the project is completed.  Construction wrap-up exposures relate to insurance programs, such as workers’ compensation and general liability, for construction projects in which all contractors working on such a project are covered under the programs.

The Company analyzed the acquired construction reserves using its long-established unit which tracks, disaggregates and studies construction claims for these three categories.  The Company applied its actuarial models and experience and then determined that $500 million of additional reserves would be recorded.  The Company recorded this amount as a charge in the second quarter since it determined that the effect of the change in accounting and actuarial methods was inseparable from the effect of the change in estimate.

The change in surety reserves has two components: (1) conformity of accounting and actuarial methods and (2) net strengthening of reserves due to the financial condition of a construction contractor.

With respect to conformity of methodologies, the Company establishes its surety reserves when it is determined that a contractor is not likely to be capable of completing its bonded obligations in accordance with their respective terms (i.e., reserves are evaluated on a contractor-by-contractor basis). The acquired reserves were established for each bond when it was determined that the individual project was not likely to be completed in accordance with its terms (i.e., reserves were evaluated on a project-by-project basis). This change, along with other conformity changes, resulted in an increase in surety reserves of $396 million ($300 million, net of reinsurance).  This also resulted in an additional liability for reinstatement premiums of $75 million, which is reported in payables for reinsurance.

Also, in response to first quarter developments that included requests for additional advances by a specific construction contractor and that resulted in a first quarter charge by SPC, a comprehensive update of exposures to this construction contractor was completed in the second quarter.  Detailed reviews performed by independent engineering and accounting firms resulted in increases in estimates of costs to complete the contractor’s existing projects. The Company also performed analyses of the contractor’s business and financial condition, the impact of various completion alternatives on the cost to complete bonded projects, liquidated damages, reinsurance recoveries, co-surety participation and collateral.  Based upon these analyses, the Company recorded an increase of $252 million to its surety reserves.

In total, the Company recorded charges of $648 million ($552 million, net of reinsurance), related to the acquired surety reserves during the second quarter since it determined that the effect of the change in accounting and actuarial methods was inseparable from the effect of the change in estimate.

Separately, the fair value adjustments to the acquired claims and claim adjustment expense reserves and reinsurance recoverables as of April 1, 2004, the merger date, is reported as an intangible asset and is being amortized over the expected payout period of the acquired reserves.  See note 2.

Other significant second quarter changes impacting claims and claim adjustment expenses included unfavorable prior year reserve development of $205 million related to environmental reserves and $173 million of unfavorable development related to Specialty.  These amounts were offset by net favorable prior year reserve development of $234 million related to the September 11, 2001 terrorist attack (primarily in the Commercial segment), additional net favorable development of $100 million in the Personal segment and $15 million in the Commercial segment.

14.       RESTRUCTURING ACTIVITIES

Beginning in the second quarter of 2004, the Company’s management approved and committed to plans to terminate and relocate certain employees and to exit certain activities.  The cost of these actions has been recognized as a liability and are included in either the allocation of the purchase price or recorded as part of general and administrative expense.  The following table summarizes the Company’s costs related to these plans.

(in millions)	Accrued Costs	Payments	Balance at June 30, 2004
Charges

Employee termination and relocation costs	$71	$(18)	$53
Costs to exit leases	4	—	4
Other exit costs	4	—	4
Total included in the allocation of purchase price	79	(18)	61
Employee termination and relocation costs included in general and administrative expenses	40	—	40
Total restructuring costs	$119	$(18)	$101

Employee termination and relocation costs consist primarily of severance benefits for which payments will be substantially completed by the end of 2006.  Costs to exit leases include remaining lease obligations on properties to be vacated by the Company and are expected to be fully paid by the end of 2007.  Other exit costs include the remaining costs related to a redundant computer software contract which are expected to be fully paid by the end of 2005.

15.       INCENTIVE PLAN

In accordance with the merger agreement, the outstanding stock options to purchase shares in TPC common stock were converted into options to purchase the Company’s common stock; and the restricted stock awards in TPC common stock were converted to restricted stock awards in the Company’s common stock.  These stock options and restricted stock awards retained the same terms and conditions that were applicable prior to the conversion.  The 0.4334 merger exchange ratio was applied to the outstanding stock options and restricted stock awards to reflect this conversion.  Under the TPC stock option programs, the exercise price is equal to the fair value of the company’s common stock at the time of grant.  Generally, options vest 20% each year over a five-year period and may be exercised for a period of ten years from date of grant.

Also in connection with the merger, the Company assumed 23 million outstanding SPC stock options, of which approximately 4 million remained unvested, and assumed approximately 240,000 of outstanding SPC restricted stock awards related to SPC equity-based compensation plans.  These stock options and restricted stock awards retained the same terms and conditions that were applicable prior to the merger.  Under the SPC stock option programs, the exercise price is equal to the fair value of the Company’s common stock at the time of grant.  Generally, options vest 25% each year over a four-year period and may be exercised for a period of ten years from date of grant.  Under the SPC capital accumulation plan the number of shares included in the restricted stock award is calculated at a 10% discount from the market price at the time of the award and generally vest in full after a two year period.  The estimated fair value of all the outstanding SPC stock options at April 1, 2004 was $186 million and was included in the determination of the purchase price based upon the announcement date market price per share of SPC common stock, using an option-pricing model.  The unvested stock option awards and the restricted stock awards require the holder to render service during the vesting period and are therefore considered unearned compensation.  At April 1, 2004, the estimated fair value of the unvested awards and restricted stock awards were $35 million and $9 million, respectively; and have been included in unearned compensation as a separate component of equity.  The unearned compensation expense is being recognized as a charge to income over the remaining vesting period.

On January 22, 2004 and January 23, 2003, TPC, through its Capital Accumulation Program issued 847,593 and 842,368 shares, respectively, of class A common stock in the form of restricted stock to participating officers and other key employees.  The fair value per share of the class A common stock was $41.35 and $37.33, respectively.  The shares issued and the fair value of the class A common stock have been restated to reflect the exchange of each share of TPC common stock for 0.4334 shares of the Company’s stock.  The restricted stock generally vests after a three-year period.  Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period.  The unamortized unearned compensation expense associated with these awards is included as unearned compensation as a separate component of equity in the consolidated balance sheet.  Unearned compensation expense is recognized as a charge to income ratably over the vesting period.

On April 27, 2004, the Company, through the Travelers Property Casualty Corp. 2002 Stock Incentive Plan, issued approximately 682,000 shares of common stock in the form of restricted stock and approximately 1,079,000 options to purchase the Company’s common stock as a special management award to legacy TPC participating officers and other key employees.  The fair value per share of the common stock was $42.55, which was the grant value of the restricted stock and also the exercise price of the options.  The restricted stock generally vests after a three-year period while the stock options vest 50% in year two and 25% in each of the following two years.  Except under limited circumstances during the vesting period, the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period.  Compensation expense is recognized as a charge to income over the vesting period.

In addition to the Company’s equity-based compensation plans discussed above, Nuveen Investments has an equity-based compensation plan in which awards are granted in Nuveen Investments’ publicly traded common stock.  The after-tax compensation cost associated with these awards included in the Company’s earnings was approximately $3 million.

16.       INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Income tax expense (benefit):

Federal:
Current	$(128)	$166	$114	$(199)
Deferred	(108)	(13)	(125)	440
Total federal income tax expense (benefit)	(236)	153	(11)	241
Foreign	12	2	14	4
State	7	—	7	—
Total income tax expense (benefit)	$(217)	$155	$10	$245

The Company’s net deferred tax asset increased by $1.57 billion from the period December 31, 2003 to June 30, 2004.  This increase was primarily due to the addition of $932 million of deferred tax assets as a result of the merger and a reduction in the Company’s unrealized investment gains during that period.

17.       OTHER ACQUISITIONS AND DISPOSITIONS

Platinum Underwriters Holdings, Ltd. (Platinum)

In June 2004, the Company sold six million shares of common stock of Platinum that it had acquired in connection with the merger.  Total proceeds from the sale were approximately $177 million, which resulted in a net after-tax realized loss of $13 million.  The carrying value of the Company’s investment in Platinum had been adjusted to fair value as of the April 1, 2004 merger date as a purchase accounting adjustment.  The Company retained its ownership of options to purchase up to six million additional Platinum common shares at an exercise price of $27 per share, which represents 120% of the initial public offering price of Platinum’s shares.

Commercial Insurance Resources, Inc.

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group, completed a transaction with a group of outside investors and senior employees of Gulf Insurance Group.  Capital investments made by the investors and employees included $85.9 million of mandatorily convertible preferred stock at a purchase price of $8.83 per share, $49.7 million of aggregate principal of convertible notes and $0.4 million of common shares at a purchase price of $8.83 per share, representing a 24% ownership interest, on a fully diluted basis.  The dividend rate on the preferred stock is 6%.  The interest rate on the notes is 6.0% payable on an interest-only basis.  The notes mature on December 31, 2032.  Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively, Trident) invested $125 million, and a group of approximately 75 senior employees of Gulf Insurance Group invested $14.2 million.  Fifty percent of the CIRI senior employees’ investment was financed by CIRI.  The financing was collateralized by the CIRI securities purchased and was forgivable if Trident achieves certain investment returns.  The applicable agreements provided for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors.

On May 28, 2004, The Travelers Indemnity Company (Indemnity), a subsidiary of the Company, completed its previously announced transaction with Trident to purchase all of the outstanding shares (8,970,000 shares) of the mandatorily convertible preferred stock held by Trident at a purchase price of $8.83 per share for $79.2 million and the convertible notes held by Trident for $45.8 million of aggregate principal.  By June 30, 2004, Indemnity completed its purchase from employees of $6.6 million of the mandatorily convertible preferred stock at a purchase price of $8.83 per share, convertible notes with an aggregate principal amount of $3.8 million, and common equity of $3.1 million at a purchase price of $8.83 per share.  The notes that were previously issued to employees to finance 50% of their investment in CIRI were assumed by Indemnity as part of the agreement to purchase the employees’ investments in CIRI.  The excess of the cost to re-purchase the minority interest over the minority interest carrying value on the balance sheet was recorded as a charge to additional paid-in capital during the second quarter.

18.       CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES AND SUBSIDIARIES

The following consolidating financial statements of The St. Paul Travelers Companies, Inc. (St. Paul Travelers) and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.  St. Paul Travelers has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of June 30, 2004.

Prior to the merger, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI.  St. Paul Travelers has fully and unconditionally guaranteed such guarantee obligations of TPC.  TPC is deemed to have no assets or operations independent of TIGHI.  Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2004

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers	Eliminations	Consolidated

Revenues
Premiums	$3,382	$1,772	$—	$—	$5,154
Net investment income	457	184	1	—	642
Fee income	163	8	—	—	171
Asset management	—	121	—	—	121
Net realized investment gains (losses)	180	(64)	(61)	—	55
Other revenues	31	8	2	(3)	38
Total revenues	4,213	2,029	(58)	(3)	6,181

Claims and expenses
Claims and claim adjustment expenses	2,141	2,728	—	—	4,869
Amortization of deferred acquisition costs	538	267	—	—	805
General and administrative expenses	497	417	13	(1)	926
Interest expense	36	3	29	(2)	66
Total claims and expenses	3,212	3,415	42	(3)	6,666

Income (loss) before income taxes and minority interest	1,001	(1,386)	(100)	—	(485)
Income tax expense (benefit)	291	(478)	(30)	—	(217)
Equity in loss of subsidiaries	—	—	(205)	205	—
Minority interest, net of tax	2	5	—	—	7
Net income (loss)	$708	$(913)	$(275)	$205	$(275)

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2004

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers	Eliminations	Consolidated

Assets
Fixed maturities, available for sale at fair value (including $1,886 and $696 subject to securities lending and repurchase agreements) (amortized cost $49,870 and $31,478)	$32,415	$17,591	$32	$(14)	$50,024
Equity securities, at fair value (cost $812 and $672)	679	102	71	—	852
Real estate	2	1,077	—	—	1,079
Mortgage loans	175	62	—	—	237
Short-term securities	2,336	2,009	25	—	4,370
Other investments	2,367	1,239	52	—	3,658
Total investments	37,974	22,080	180	(14)	60,220

Cash	117	91	(1)	—	207
Investment income accrued	383	248	4	(6)	629
Premium balances receivable	4,154	2,452	—	—	6,606
Reinsurance recoverables	10,617	7,426	—	—	18,043
Ceded unearned premiums	831	592	—	—	1,423
Deferred acquisition costs	1,021	597	—	—	1,618
Deferred tax asset	1,065	1,132	222	(171)	2,248
Contractholder receivables	3,464	1,639	—	—	5,103
Goodwill	2,412	2,899	—	—	5,311
Intangible assets	374	1,379	—	—	1,753
Investment in subsidiaries	—	—	22,726	(22,726)	—
Other assets	1,729	2,327	(244)	(365)	3,447
Total assets	$64,141	$42,862	$22,887	$(23,282)	$106,608

Liabilities
Claims and claim adjustment expense reserves	$34,408	$21,882	$—	$—	$56,290
Unearned premium reserves	7,250	4,251	—	—	11,501
Contractholder payables	3,464	1,639	—	—	5,103
Debt	2,627	489	3,622	(380)	6,358
Payables for reinsurance premiums	240	678	—	—	918
Payables for securities lending and repurchase agreements	—	—	—	—	—
Other liabilities	3,977	3,168	(665)	28	6,508
Total liabilities	51,966	32,107	2,957	(352)	86,678

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (Shares issued and outstanding 0.7)	—	29	214	(29)	214
Guaranteed obligation – Stock Ownership Plan	—	—	(15)	—	(15)
Common stock (Shares authorized 1,750; Shares issued 438; Shares outstanding 669 and 436)	4	776	17,329	(780)	17,329
Additional paid-in capital	8,696	7,826	—	(16,522)	—
Retained earnings	3,103	2,554	2,393	(5,657)	2,393
Accumulated other changes in equity from nonowner sources	453	(323)	127	(130)	127
Treasury stock, at cost (Shares 0.1 and 2.0)	(6)	—	(6)	6	(6)
Unearned compensation	(75)	—	(112)	75	(112)
Minority interest	—	(107)	—	107	—
Total shareholders’ equity	12,175	10,755	19,930	(22,930)	19,930
Total liabilities and shareholders’ equity	$64,141	$42,862	$22,887	$(23,282)	$106,608

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2004

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$1,295	$(913)	$312	$(382)	$312
Equity in net income of subsidiaries	—	—	(382)	382	—
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(139)	67	61	(2)	(13)
Depreciation and amortization	78	41	(18)	1	102
Deferred federal income taxes (benefit)	(48)	(331)	263	—	(116)
Amortization of deferred policy acquisition costs	1,064	267	—	—	1,331
Premium balances receivable	(64)	(38)	—	—	(102)
Reinsurance recoverables	557	(342)	—	—	215
Deferred acquisition costs	(1,121)	(247)	—	—	(1,368)
Claim and claim adjustment reserves	(165)	2,401	—	—	2,236
Unearned premium reserves	139	8	—	—	147
Trading account activities	15	—	—	—	15
Other	(201)	73	(387)	—	(515)
Net cash provided by operating activities	1,410	986	(151)	(1)	2,244

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	2,096	591	—	—	2,687
Mortgage loans	50	—	—	—	50
Proceeds from sales of investments
Fixed maturities	3,038	975	—	—	4,013
Equity securities	79	8	20	—	107
Mortgage loans	40	1	—	—	41
Real estate	—	21	—	—	21
Purchases of investments
Fixed maturities	(5,406)	(1,250)	—	—	(6,656)
Equity securities	(37)	(11)	—	—	(48)
Mortgage loans	(55)	—	—	—	(55)
Real estate	—	(10)	—	—	(10)
Short-term securities, (purchases) sales, net	(198)	(1,087)	16	1	(1,268)
Other investments, net	287	119	—	—	406
Securities transactions in course of settlement	(945)	(299)	—	—	(1,244)
Net cash acquired in merger	(16)	186	(1)	—	169
Other	—	11	—	—	11
Net cash used in investing activities	(1,067)	(745)	35	1	(1,776)

Cash flows from financing activities
Payment of debt	(50)	—	(174)	—	(224)
Issuance of common stock-employee stock options	43	2	26	—	71
Treasury stock acquired – net shares issued under employee stock-based compensation plans	(14)	(15)	(6)	—	(35)
Dividends (paid to) received by parent company	(400)	(161)	561	—	—
Dividends to shareholders	(81)	-	(263)	—	(344)
Payment of dividend on subsidiaries stock	—	(3)	—	—	(3)
Repurchase of minority interest	(76)	—	—	—	(76)
Other	—	27	(29)	—	(2)
Net cash used in financing activities	(578)	(150)	115	—	(613)

Net increase (decrease) in cash	(235)	91	(1)	—	(145)
Cash at beginning of period	352	—	—	—	352
Cash at end of period	$117	$91	$(1)	$—	$207
Supplemental disclosure of cash flow information
Income taxes (received) paid	$550	$40	$(12)	$—	$578
Interest paid	$69	$—	$50	$—	$119

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc.  Each share of TPC par value $0.01 class A, including the associated preferred stock purchase rights, and TPC par value $0.01 class B common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value.  Share and per share amounts for all periods presented have been restated to reflect the second quarter exchange of TPC common stock for the Company’s common stock.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities, and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s.  Accordingly, all financial information presented herein for the three months ended and as of June 30, 2004 include the consolidated accounts of SPC and TPC.  The financial information presented herein for the six months ended June 30, 2004 reflect the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the three months ended June 30, 2004.  The data presented herein for the prior year periods reflects the accounts of TPC.

On April 23, 2004, the Company filed an Amended Current Report on Form 8-K/A dated April 1, 2004 that incorporated the audited financial statements and notes for TPC as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 from TPC’s 2003 Annual Report on Form 10-K.  The accompanying consolidated financial statements should be read in conjunction with those financial statements and notes.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, refer to note 2 to the consolidated financial statements included in this report.

EXECUTIVE SUMMARY

2004 Second Quarter Consolidated Results of Operations

•      The Company’s results for the second quarter of 2004 represent combined results for SPC and TPC subsequent to the completion of the merger of the two companies on April 1, 2004

•      Net loss of $275 million, or $0.42 per share basic and diluted

•      Results include $1.63 billion of pretax ($1.07 billion after-tax) of charges for reserve adjustments and restructuring charges

•      Net investment income of $490 million, after-tax

•      Continuing favorable, but moderating, rate environment due to more aggressive pricing in the marketplace

•      Catastrophe losses of $16 million, after-tax

2004 Second Quarter Consolidated Financial Condition

•      Total assets of $106.61 billion, up $41.74 billion from December 31, 2003, reflecting impact of merger

•      Total investments of $60.22 billion; fixed maturities and short-term securities comprise 90% of total investments

•      Total debt of $6.36 billion at June 30, 2004, up $3.68 billion from December 31, 2003 primarily due to merger

•      Shareholders’ equity of $19.93 billion

Other 2004 Second Quarter Highlights

•      The Company has identified its business segments effective with the merger to include the following four segments: Commercial, Specialty, Personal (these three segments collectively represent the Company’s insurance segments), and Asset Management.  Prior period results for these segments have been restated, to the extent practicable, to conform with these business segments.

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.  Through its majority ownership of Nuveen Investments, Inc. (Nuveen Investments), it also has a presence in the asset management industry.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2004	2003	2004	2003

Net income (loss)	$(275)	$441	$312	$781

Net income (loss) per share:
Basic	$(0.42)	$1.02	$0.56	$1.80
Diluted	$(0.42)	$1.01	$0.56	$1.79

Weighted average number of common shares outstanding (basic)	664.8	434.4	549.7	434.4
Weighted average number of common shares outstanding and common stock equivalents (diluted)	664.8	436.7	562.9	436.7

The Company’s discussions related to all items, other than net income (loss) and operating income (loss), are presented on a pretax basis, unless otherwise noted.

The $275 million net loss for the three months ended June 30, 2004 included $1.05 billion of after-tax reserve adjustments and $26 million of restructuring charges associated with the merger, which are discussed later in this report.  The 2004 second quarter results also reflect the impact of the merger between TPC and SPC and lower weather-related catastrophe losses.

Consolidated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Earned premiums	$5,154	$3,100	$8,493	$6,079
Net investment income	642	456	1,261	912
Fee income	171	134	343	270
Asset management	121	—	121	—
Realized investment gains	55	16	13	23
Other	38	43	77	68
Total revenues	$6,181	$3,749	$10,308	$7,352

The growth in earned premiums of $2.05 billion in the second quarter of 2004 and $2.41 billion for the first six months of 2004 was primarily due to the merger and also reflected rate increases on renewal business, growth in targeted new business and stable customer retention levels throughout the Company’s insurance segments.  Earned premiums in the second quarter of 2004 were reduced by $75 million primarily due to reinsurance reinstatement premiums.

Second quarter 2004 net investment income increased $186 million due largely to the increase in invested assets totaling $22.25 billion as a result of the merger.  Also included in net investment income is the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower yields on fixed income securities.  Year-to-date net investment income of $1.26 billion was 38% higher than the 2003 year-to-date total, primarily due to the impact of the merger and the $127 million first-quarter impact of the initial public trading of an investment held by a private equity investment.

Nuveen Investments generated asset management revenues of $121 million for the second quarter of 2004.

The Company’s net pretax realized investment gains of $55 million in the second quarter of 2004 were primarily generated by sales of fixed-maturity investments.

Consolidated net written premiums were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Commercial	$2,230	$1,626	$3,995	$3,328
Specialty	1,473	332	1,813	647
Personal	1,558	1,311	2,924	2,461
Total net written premiums	$5,261	$3,269	$8,732	$6,436

For the three and six months ended June 30, 2004, net written premiums increased 61% and 36% over the comparable periods of 2003, due primarily to the merger.  Business retention levels remained consistent with prior year levels and rate increases continued, but at a moderating level.  In addition, net written premiums for the three and six months ended June 30, 2004, were reduced by $75 million due primarily to a reinsurance reinstatement premium for surety coverages.

Consolidated claims and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Claims and claim adjustment expenses	$4,869	$2,211	$7,150	$4,499
Amortization of deferred acquisition costs	805	484	1,331	946
General and administrative costs	926	413	1,393	807
Interest expense	66	40	102	92
Total claims and expenses	$6,666	$3,148	$9,976	$6,344

Claims and claim adjustment expenses for the three and six months ended June 30, 2004, increased by $2.66 billion and $2.65 billion, respectively, primarily due to claims and claim adjustment expenses related to increased earned premium volumes, including that from the merger, and the impact of reserve adjustments totaling $1.45 billion.  These reserve adjustments were comprised of the following components:

•      $800 million related to actions taken to conform to the Company’s accounting and actuarial methods for construction and surety reserves;

•      $216 million related to uncollectible reinsurance recoverables;

•      $153 million related to a commutation agreement with a major reinsurer;

•      $252 million related to the financial condition of a construction contractor;

•      $205 million related to environmental reserves;

•      $173 million of unfavorable prior year reserve development in the Specialty segment, offset by $100 million and $15 million of favorable prior year reserve development in the Personal and Commercial segments, respectively; and

•      $234 million of favorable prior year reserve development related to the September 11, 2001 terrorist attack (primarily in the Commercial segment).

These reserve adjustments are further described in the segment results.

Included in general and administrative expenses for the three and six months ended June 30, 2004, was a $62 million increase in the allowance for uncollectible amounts for loss-sensitive business and $40 million of restructuring charges related to the merger. Also included was $35 million of amortization expense related to definite-lived intangible assets acquired in the merger and a benefit of $36 million associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables.

Interest expense for the three and six months ended June 30, 2004 included $27 million of incremental interest expense on SPC debt assumed in the merger, net of $19 million of accretion of the fair value adjustment recorded at the acquisition date.

GAAP combined ratios for the Company’s insurance segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Loss and loss adjustment expense ratio	93.1%	69.5%	82.4%	72.1%
Underwriting expense ratio	29.6	25.3	28.2	25.3
GAAP combined ratio	122.7%	94.8%	110.6%	97.4%

The increase in the loss and loss adjustment expense ratio in the second quarter and first six months of 2004 compared to the same periods of 2003 was primarily due to a 29.1 point and 17.9 point impact, respectively, from the reserve adjustments.  The increase in underwriting expense ratios also included a 2.4 point and 1.4 point impact from the remaining reserve adjustments and restructuring costs associated with the merger for the three and six month periods ending June 30, 2004, respectively, and higher contingent commissions that resulted from improved underwriting results.

REPORTABLE BUSINESS SEGMENTS

The Company has identified the following reportable business segments, effective with the merger:

Commercial

The Commercial segment offers property and casualty insurance and insurance-related services to commercial enterprises and includes certain exposures related to such businesses.  Commercial is organized into three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations.  The marketing and underwriting groups include:

•      Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid-sized businesses for property products.  Commercial Accounts sells a broad range of property and casualty insurance products including property, general liability, commercial auto and workers’ compensation coverages through a large network of independent agents and brokers.

•      Select Accounts serves small businesses and offers property, liability, commercial auto and workers compensation insurance generally on a guaranteed cost basis, which are often sold as a packaged product covering property and liability exposures.

•      National Accounts provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  Insurance products, placed through large national and regional brokers are generally priced on a loss-sensitive basis (where the ultimate premium or fee charged is adjusted based on actual loss experience) while loss administration services are sold on a fee for service basis to companies who prefer to self-insure all or a portion of their risk.  National Accounts also includes the Company’s residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

Commercial also includes the results from the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations that the Company acquired in the merger; and the policies written by the Company's wholly-owned subsidiary, Gulf Insurance Company (GULF) (prior to the integration of these products into Specialty).  These operations are collectively referred to as Commercial Other.

Specialty

Specialty is a reportable segment created effective with the merger and consists of specialty business acquired in the merger, into which TPC’s Bond and Construction, formerly included in Commercial, have been transferred. The Specialty segment provides a full range of standard and specialized insurance coverages and services through dedicated underwriting, claims handling and risk management.  The segment includes two groups: Domestic Specialty and International Specialty.

Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs.  These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities, Specialty Excess & Surplus, Discover Re and Personal Catastrophe Risk.

International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyds.

Personal

Personal writes virtually all types of property and casualty insurance covering personal risks.  The primary coverages in this segment are personal automobile and homeowners insurance sold to individuals.

Asset Management

The Asset Management segment is comprised of the Company’s majority interest in Nuveen Investments.  Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments.  Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.  Nuveen Investments also provides managed account services to several institutional market segments and channels.  Nuveen Investments markets its capabilities under four distinct brands: NWQ, a leader in value-style equities; Nuveen Investments, a leader in tax-free investments; Rittenhouse, a leader in conservative growth-style equities; and Symphony, a leading institutional manager of market-neutral alternative investment portfolios.  Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.”  The Company’s interest in Nuveen Investments is approximately 79%.

Prior period operating segment results have been restated to reflect the new segments, where practicable, as further described in note 4 to the consolidated financial statements.

RESULTS OF OPERATIONS BY SEGMENT

Commercial

Results of the Company’s Commercial segment for the three and six months ended June 30, 2004 and 2003 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Revenues:
Earned premiums	$2,358	$1,618	$4,089	$3,185
Net investment income	413	320	836	638
Fee income	164	127	332	260
Other revenues	12	17	26	20
Total revenues	$2,947	$2,082	$5,283	$4,103

Total claims and expenses	$2,448	$1,690	$4,188	$3,494

Operating income	$364	$294	$794	$501

Loss and loss adjustment expense ratio	67.8%	71.1%	66.3%	76.4%
Underwriting expense ratio	29.5	25.3	28.0	24.9
GAAP combined ratio	97.3%	96.4%	94.3%	101.3%

Operating income of $364 million for the quarter increased $70 million, or 24%, over the prior-year quarter.  Year- to-date operating income of $794 million increased $293 million, or 58%, over the prior-year period.

The growth in earned premiums of $740 million in the second quarter of 2004 and $904 million for the first six months of 2004 was primarily due to the merger and also reflected significant amounts of new business in 2003, strong customer retention and continuing favorable, but moderating, rate environment due to more aggressive pricing in the marketplace.

Second quarter 2004 net investment income increased $93 million due largely to the increase in invested assets as a result of the merger.  Also included in net investment income is the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower yields on fixed income investments.  Year-to-date net investment income of $836 million was 31% higher than the 2003 year-to-date total, primarily due to the impact of the merger and the $82 million first-quarter impact of the initial public trading of an investment held by a private equity investment.

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools.  The strong increase in 2004 fee income reflected higher new business levels, resulting, in part, from the third quarter 2003 renewal rights transaction with Royal & SunAlliance, price increases and more workers’ compensation business being written by state residual market pools.

Commercial net written premiums by market were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Commercial Accounts	$1,116	$751	$1,964	$1,549
Select Accounts	709	517	1,240	1,026
National Accounts	237	169	477	375
Total Commercial Core	2,062	1,437	3,681	2,950
Commercial Other	168	189	314	378
Total Commercial	$2,230	$1,626	$3,995	$3,328

For the three and six months ended June 30, 2004, net written premium increased 37% and 20% over the comparable periods of 2003, primarily due to the merger and strong retention across all business lines along with favorable, but moderating, price increases.  New business volume declined, however, reflecting the increasingly competitive marketplace.  Commercial Accounts continued to benefit from the Atlantic Mutual and Royal & SunAlliance renewal rights transactions completed in the third quarter of 2003.  National Accounts’ premium volume in the second quarter and first six months of 2004 included the new business from the Royal & SunAlliance renewal rights transaction and increases in residual market pools.

Claims and expenses in the second quarter and six months ended June 30, 2004 included a $197 million addition to environmental reserves, a $152 million addition to the reserve for uncollectible reinsurance recoverables and $44 million from the commutation of agreements with a major reinsurer.  Partially offsetting the impact of these reserve increases was favorable prior year loss development of $225 million related to less than expected claims from the September 11, 2001 terrorist attack and additional favorable net prior year reserve development of $15 million, primarily due to lower claim frequency in property coverages.  No catastrophe losses were incurred in the second quarter of 2004 and claim frequency trends continued to be favorable.  Claims and expenses for the three and six month period ended June 30, 2004 also included an increase in the amortization of deferred acquisition costs reflecting the impact of the merger as well increases in commissions and premium taxes associated with the increase in earned premiums previously described.  Claims and expenses also included additional expenses related to business growth and higher contingent commissions that resulted from favorable underwriting results, a $20 million increase in the allowance for uncollectible amounts due from policyholders, and $34 million of restructuring charges.

Claims and expenses in the second quarter and first six months of 2003 included weather-related catastrophe losses of $42 million and $72 million, respectively.  In addition, the year-to-date 2003 total included $250 million of unfavorable prior year reserve development, primarily related to a line of business placed in runoff in late 2001 that had insured residual values of leased vehicles.  That unfavorable year-to-date prior year reserve development in 2003 was partially offset by other net favorable development of $71 million, primarily related to property coverages.

Beginning in the first quarter of 2004, the underwriting expense ratio was computed by treating billing and policy fees, which are a component of other revenues, as a reduction of underwriting expenses.  Previously, the underwriting expense ratio excluded these amounts.  Prior periods were restated to conform to this new presentation.

The loss and loss adjustment expense ratio in the second quarter of 2004 included a 6.5 point impact of the reserve adjustments referred to above, which was more than offset by the favorable impact of premium rate increases that exceeded loss cost trends, and the absence of catastrophe losses.  The underwriting expense ratio for the three months ended June 30, 2004 included a 2.3 point increase due to merger-related restructuring charges and the increase in the allowance for uncollectible amounts due from policyholders.

Specialty

The following table summarizes the Specialty segment’s results for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Revenues:
Earned premiums	$1,428	$289	$1,739	$563
Net investment income	135	45	186	93
Fee income	7	7	11	10
Other revenues	3	3	5	3
Total revenues	1,573	344	1,941	669

Total claims and expenses	2,870	262	3,288	511

Operating income (loss)	$(838)	$58	$(866)	$113

Loss and loss adjustment expense ratio	165.7%	51.0%	153.6%	51.8%
Underwriting expense ratio	34.5	35.2	34.6	36.2
GAAP combined ratio	200.2%	86.2%	188.2%	88.0%

The operating loss of $838 million for the quarter compared to operating income of $58 million in the prior-year quarter was due mainly to the reserve adjustments described below.  The year-to-date operating loss totaled $866 million, compared to operating income of $113 million in the prior-year period.

Domestic Specialty earned premiums for the three and six months ended June 30, 2004 reflected continued strong customer retention levels across the majority of the markets comprising this segment, combined with good but moderating rate increases.  Repositioning of the book of business has resulted in reduced retention levels in Construction and Bond.  Increased competition in the marketplace continues to put pressure on rate increases, especially in the domestic operations.  New business levels declined from prior year periods, further reflecting the impact of increasing competition in the marketplace.  Increases in earned premiums in the second quarter and first six months of 2004 were driven largely by the incremental premiums resulting from the merger.  In the second quarter of 2004, earned premiums were reduced by $75 million in the Bond operation, primarily due to reinsurance reinstatement premiums.  Earned premium volume for the three and six months ended June 30, 2003 represented revenue from the TPC Bond and Construction operations previously reported in TPC Commercial Lines.

Second quarter 2004 net investment income increased $90 million due largely to the increase in invested assets as a result of the merger.  Also included in net investment income is the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower fixed income yields.  Year-to-date net investment income of $186 million was twice that of the 2003 year-to-date total, primarily due to the impact of the merger.

Specialty net written premiums by market were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Domestic Specialty	$1,132	$332	$1,472	$647
International Specialty	341	—	341	—
Total net written premiums	$1,473	$332	$1,813	$647

Net written premium levels across the majority of the underwriting groups comprising the Specialty business reflected stable business retention levels combined with slowing rate increases.  Net written premiums in the Bond business unit in the second quarter were reduced by $75 million, consistent with the earned premium impact discussed previously.  That reduction was somewhat offset by a ceded return premium, impacting most business centers, due to the commutation of certain reinsurance arrangements, as previously discussed.  Net written premiums in the Construction business have declined due to repositioning of the business, combined with the increased competition in the marketplace.  The market for business underwritten by Financial and Professional Services, particularly Directors’ & Officers’ liability coverages, continues to reflect the increasing competition among new market entrants and existing carriers.  In that environment, the Company remains selective in underwriting new business and is maintaining terms and conditions on renewal business that emphasize bottom-line profitability.  Each of the other Domestic Specialties experienced its own unique conditions but most were characterized by stable retention levels, positive but moderating price increases, and a competitive market for new business.  Premium volume in the International Specialties market reflected continued rate increases, combined with new business and the impact of exchange rates.

Claims and expenses in the second quarter and first six months of 2004 were driven by $1.44 billion of reserve adjustments, which is discussed in more detail below.

During the second quarter of 2004, the Company analyzed the acquired construction reserves using its long-established unit which tracks, disaggregates and studies construction claims.  The Company applied its actuarial models and experience and determined that an increase in reserves of $500 million was necessary, primarily due to construction defect exposures.

As part of conforming accounting and actuarial methods, the Company recorded a charge of $300 million in its surety business.  In addition, a comprehensive update of exposures to a specific construction contractor was completed in the second quarter.  Detailed reviews performed by independent engineering and accounting firms resulted in increases in estimates of costs to complete the contractor’s existing projects.  The Company also performed analyses of the contractor’s business and financial condition, the impact of various completion alternatives on the cost to complete bonded projects, liquidated damages, reinsurance recoveries and collateral.  Based upon these analyses, the Company recorded a charge of $252 million.

In its Bond operation, the Company has exposures to a small number of commercial accounts which are in various stages of bankruptcy proceedings.  In addition, certain other commercial accounts have experienced deterioration in creditworthiness since the Company issued bonds to them.  With respect to surety bonds issued on behalf of construction contractors, creditworthiness is a primary consideration and the underwriting process involves a number of factors, including consideration of a contractor’s financial condition, business prospects, experience and management.  The risk in respect of such bonds tends to decrease as the related construction projects are completed, but may increase to the extent the financial condition of a contractor deteriorates or difficulties arise during the course of a project.

The second quarter results also include a $109 million charge related to the commutation of agreements with a major reinsurer; a $224 million charge as a result of an increase in the allowance for uncollectible amounts from reinsurers, loss-sensitive business, and co-surety participations; and other net charges totaling $55 million.

The second quarter results also reflect increased current year loss ratios on portions of the Bond and Construction books of business.  These ratios are consistent with the prior year reserve increases and are being addressed through underwriting and pricing actions.  The remaining markets comprising this segment recorded strong operating results, driven by favorable current year loss experience.

The underwriting expense ratio was computed by treating billing and policy fees, which are a component of other revenues, as a reduction of underwriting expenses.  The loss and loss adjustment expense ratio in the second quarter of 2004 included a 101.2 point impact of the reserve adjustments, including the reinstatement premium.  The underwriting expense ratio for the second quarter of 2004 included a 4.7 point impact of the reinstatement premium, a provision for loss-sensitive business and restructuring costs.

Personal

The following table summarizes the Personal segment’s results for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Revenues:
Earned premiums	$1,368	$1,193	$2,665	$2,331
Net investment income	93	91	238	180
Other revenues	21	23	44	45
Total revenues	1,482	1,307	2,947	2,556

Total claims and expenses	1,193	1,153	2,307	2,240

Operating income	$197	$107	$434	$219

Loss and loss adjustment expense ratio	60.9%	71.9%	60.5%	71.2%
Underwriting expense ratio	24.7	23.1	24.5	23.2
GAAP combined ratio	85.6%	95.0%	85.0%	94.4%

Operating income of $197 million for the quarter was $90 million higher than the prior-year quarter.  Year to date operating income of $434 million was $215 million higher than the prior-year period.

Earned premiums in the second quarter and first six months of 2004 increased 15% and 14%, respectively, over the same periods of 2003, primarily due to an increase in new business volume, continued strong business retention levels and higher rates.

Net investment income of $93 million for the second quarter was $2 million higher than the same period of 2003, driven by higher invested assets, offset to an extent by the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments in the current year.  Year-to-date net investment income of $238 million was 32% higher than the 2003 year-to-date total, primarily due to the $42 million first-quarter impact of the initial public trading of an investment held by a private equity investment.

Personal net written premiums by product line were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Automobile	$892	$778	$1,739	$1,515
Homeowners and other	666	533	1,185	946
Total	$1,558	$1,311	$2,924	$2,461

Net written premiums for  2004 increased 19% for both the second-quarter and six-months over the same periods of 2003, due to higher business volumes and renewal price increases in both the Automobile and Homeowners and other lines of business.  Personal had approximately 5.9 million and 5.3 million policies in force at June 30, 2004 and 2003, respectively.

Automobile net written premiums increased in 2004 due to higher organic new business volumes, continued strong retention, renewal price increases, and the favorable impact of new business associated with the Royal & SunAlliance renewal rights transaction.  Renewal price change increases for standard voluntary business, although still positive, reflected a moderation in rates.  Policies in force increased 10.8% at June 30, 2004 compared to the comparable prior year period.

Homeowners and other net written premiums increased in 2004 due to higher organic new business volumes, continued strong retention, renewal price increases and the favorable impact of new business associated with the Royal & SunAlliance renewal rights transaction.  Although still favorable, renewal price change increases reflected a moderation in rates in the first six months of 2004 compared to the same 2003 period.  Policies in force at June 30, 2004 increased 12.4% compared to the comparable prior year period.  Effective first quarter 2004, Homeowners and other policies in force exclude certain endorsements to Homeowners policies previously considered separate policies in force.  The prior period has been restated to conform to the current period presentation.

Production through independent agents, which represented over 82% of total net written premiums in the first six months of 2004, was up $400 million, or 19.8%, to $2.4 billion.  Production through other channels, which include affinity and joint marketing arrangements, was up $63 million, or 14.3%, to $504 million in the first half of 2004.

Claims and expenses increased by 3% in both the second quarter and first six months of 2004 compared with the same periods of 2003.  The modest increase in both periods was driven by growth in business volume, which was largely offset by favorable prior year reserve development and lower catastrophe losses.  Favorable prior year reserve development totaled $100 million and $201 million in the second quarter and first six months of 2004, respectively, compared to favorable development of $37 million and $72 million in the respective periods of 2003.  Catastrophe losses totaled $24 million in the second quarter of 2004, compared to losses of $69 million in the same 2003 period.  Through the first six months of 2004, catastrophe losses of $44 million were significantly lower than catastrophe losses of $106 million in the comparable period of 2003.  In 2004, catastrophe losses were due to a combination of severe winter weather in the northeast in the first quarter and wind/hail storms, primarily in the Midwest in May and June.  In 2003, catastrophe losses were primarily due to winter storms in the Mid-Atlantic states, the Northeast and Colorado in the first quarter, hail and ice storms in April and tornados and hailstorms in May.

The significant improvement in the loss and loss adjustment expense ratio for both the second quarter and first six months of 2004 over the same periods of 2003 reflects the impact of price increases that exceeded loss cost trends, an increase in favorable prior year reserve development, and a decrease in catastrophe losses.  The increase in the underwriting expense ratio in 2004 was primarily due to investments in technology and infrastructure to support business growth and product development, as well as an increase in both base and contingent commissions due to a change in product mix and profitable results.  Beginning in the first quarter of 2004, the underwriting expense ratio was computed by treating billing and policy fees, which are a component of other revenues, as a reduction of underwriting expenses.  Previously, the underwriting expense ratio excluded these amounts.  Ratios for 2003 have been restated to conform to this new presentation.

Asset Management

The following table summarizes Nuveen Investments’ key financial data for the three months ended June 30, 2004.

(in millions)	For the three months ended June 30, 2004

Revenues	$121
Expenses	62
Pretax income, as reported by Nuveen Investments	59
Net amortization of the fair value adjustment to intangibles	3
Nuveen Investments’ pretax income, as adjusted	$56

Asset Management net income, net of minority interest	$27

Assets under management	$101,857

Gross sales of investment products in the quarter totaled $5.99 billion, consisting of $5.19 billion of retail and institutional managed accounts, $0.51 billion of closed-end exchange-traded funds and $0.28 billion of mutual funds.  Nuveen Investments' net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) totaled $3.11 billion in the quarter.  Assets under management grew by $934 million, or 0.9%, since the acquisition, driven by the positive net flows, which were partially offset by market depreciation during that three-month period.  Assets under management at June 30, 2004 were comprised of $47.26 billion of exchange-traded funds, $30.30 billion of retail managed accounts, $12.42 billion of institutional managed accounts, and $11.87 billion of mutual funds.  Investment advisory fees accounted for 96% of Nuveen Investments revenues for the three months ended June 30, 2004.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003

Revenues	$3	$—	$3	$1
Net after-tax expense	$(60)	$(28)	$(85)	$(63)

The increase in net after-tax expense for the three and six months ended June 30, 2004 over the comparable periods of 2003 reflected $19 million of second-quarter incremental interest expense on the debt assumed in the merger (net of $12 million of accretion of the fair value adjustment recorded at the acquisition date) and $9 million of second-quarter charges related to the merger.  For additional information, see “Liquidity and Capital Resources.”

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  As a result, the Company continues to experience an increase in the number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the increase in claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket.  This trend, along with focus on new and previously peripheral defendants, contributes to the increase in loss and loss expense payments experienced by the Company.  In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  TPC is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph.  (Also see “Part II - Other Information - Legal Proceedings”).  These trends are expected to continue through 2004.  As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries.  The Company anticipates the filing of other direct actions against insurers, including the Company, in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.  The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.  Additionally, TPC has entered into settlement agreements, which, if approved in connection with the proceedings initiated by TPC in the John Mansville bankruptcy court, will resolve substantially all of the pending claims against TPC.  (Also, see “Part II Other Information, Part 1 Legal Proceedings”).

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

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Net asbestos losses paid for the first half of 2004 were $250 million, compared with $306 million in the same 2003 period.  Approximately 53% in the first six months of 2004 and 57% in the first six months of 2003 of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that would limit the Company’s liability.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2004	2003

Beginning reserves:
Direct	$3,782	$4,287
Ceded	(805)	(883)
Net	2,977	3,404
Reserves acquired:
Direct	502	—
Ceded	(191)	—
Net	311	—
Incurred losses and loss expenses:
Direct	7	—
Ceded	(2)	—
Net	5	—
Accretion of discount:
Direct	10	13
Ceded	—	—
Net	10	13
Losses paid:
Direct	249	342
Ceded	1	(36)
Net	250	306
Ending reserves:
Direct	4,052	3,958
Ceded	(999)	(847)
Net	$3,053	$3,111

See “-Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

ENVIRONMENTAL CLAIMS AND LITIGATION

The Company continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances.  Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation.  For instance, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances.  This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action.  Liability under CERCLA may be joint and several with other responsible parties.

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

The Company’s reserves for environmental claims are not established on a claim-by-claim basis.  The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute until the dispute is resolved.  This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims.  At June 30, 2004, approximately 74% of the net environmental reserve (approximately $486 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims.  The balance, approximately 26% of the net environmental reserve (approximately $170 million), consists of case reserves for resolved claims.

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

Recently there have been judicial interpretations that, in some cases, have been unfavorable to the industry and the Company.  Additionally, payments for loss and allocated loss adjustment expenses have increased over past years.  In its review of environmental reserves the Company considered: the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up action for both on- and off-site waste disposal activities; the potential for adverse development and additional new claims beyond previous expectations; and the potential higher costs for new settlements.  Based on these trends, developments and management judgment, the Company increased its incurred but not reported (IBNR) reserves accordingly.

The duration of the Company’s investigation and review of these claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, vary significantly and are dependent upon a number of factors.  These factors include, but are not limited to, the cooperation of the policyholder in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the policyholder and the Company and the willingness of the policyholder and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims.  Because these factors vary from claim-to-claim and policyholder-by-policyholder, the Company cannot provide a meaningful average of the duration of an environmental claim.  However, based upon the Company’s experience in resolving these claims, the duration may vary from months to several years.

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

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30 in millions)	2004	2003

Beginning reserves:
Direct	$331	$448
Ceded	(41)	(62)
Net	290	386
Reserves acquired:
Direct	271	—
Ceded	(58)	—
Net	213	—
Incurred losses and loss expenses:
Direct	242	—
Ceded	(37)	—
Net	205	—
Losses paid:
Direct	80	110
Ceded	(30)	(31)
Net	50	79
Ending reserves:
Direct	764	338
Ceded	(108)	(31)
Net	$656	$307

See “-Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

As described previously, in the second quarter of 2004, the Company recorded a pretax charge of $205 million, net of reinsurance, to increase environmental reserves due to revised estimates of costs related to recent settlement initiatives.

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2004 are appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, the reserve is subject to revision as new information becomes available and as claims develop.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated.  This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments.  The Company expects to complete the current annual ground-up review, which will include the asbestos liabilities acquired in the merger, during the fourth quarter of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short and long term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasing reinsurance coverage disputes.  Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities totaled $2.24 billion and $1.83 billion in the first six months of 2004 and 2003, respectively.  Cash flows in 2004 included $867 million in cash proceeds received pursuant to the commutation of specific reinsurance agreements described previously.  Cash flows in 2004 also benefited from premium rate and volume increases.  The substantial merger-related adjustments recorded in the second quarter did not impact current period cash flows.  The 2003 net cash flows provided by operating activities benefited from premium rate increases and the receipt of $361 million from Citigroup related to recoveries under the asbestos indemnification agreement in the first quarter of 2003 and $531 million of federal income taxes refunded from the Company’s net operating loss carryback in the second quarter of 2003.

Net cash flows used in investing activities totaled $1.78 billion in the first half of 2004, compared with $1.26 billion in the same 2003 period.  The 2004 and 2003 net cash flows used in investing activities primarily reflected the investing of net cash from operating activities.  In 2003, cash used in investing activities was partly offset by sales of securities to fund net payment activity related to debt and junior subordinated debt securities held by subsidiary trusts of $318 million.

Net cash flows are generally invested in marketable securities.  The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s maturing liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The Company’s invested assets at June 30, 2004 totaled $60.22 billion, of which 90% was invested in fixed maturity and short-term investments, 1% in common stocks and other equity securities, and 9% in real estate and other investments.  The average duration of fixed maturities and short-term securities was 4.2 years as of June 30, 2004, an increase of 0.1 years from December 31, 2003.  The increase in average duration resulted from the investment of underwriting cash flows and investment maturities and sales proceeds in longer-term investments along with the reduction of certain treasury futures contracts.

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.42 billion will be available in 2004 for such dividends without prior approval of the Connecticut Insurance Department and the Minnesota Department of Commerce.  The Company received $800 million of dividends from its insurance subsidiaries during the first six months of 2004.  On July 15, 2004, the Company received an additional $450 million of dividends from one of its insurance subsidiaries, which was redeployed to other operating companies.

At June 30, 2004, total cash and short-term invested assets aggregating $218 million were held at the holding company level.  These liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries.  These liquid assets, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company.  These liquidity requirements include primarily shareholder dividends and debt service.

The Company maintains an $800 million commercial paper program and $1 billion of bank credit agreements.  Pursuant to covenants in the credit agreements, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company also must maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  The Company was in compliance with those covenants at June 30, 2004, and there were no amounts outstanding under the credit agreements as of that date.

Net cash flows used in financing activities totaled $613 million in the first half of 2004 and were primarily attributable to dividends paid to shareholders of $344 million. Net maturities and retirements of debt, and the repurchase of CIRI’s outstanding notes, totaled $224 million in the first half of 2004. In addition, the Company repurchased the minority interest in CIRI during the second quarter for a total cost of $76 million.  Cash flows used by financing activities of $452 million in the first half of 2003 were primarily attributable to the redemption of $900 million of junior subordinated debt securities held by subsidiary trusts.  These refinancing activities were initiated with the objective of lowering the average interest rate on the Company’s total outstanding debt.  Also reflected in 2003 was the issuance of $550 million of short-term floating rate notes, which were used to prepay the $550 million promissory note due in January 2004.  Net cash flows used in financing activities in the first half of 2003 also included dividends paid to shareholders of $121 million.

On April 28, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share ($147 million) to shareholders of record as of the close of business June 10, 2004, which was paid on June 30, 2004.  The Company also paid $114 million of additional dividends in the second quarter that had been declared by SPC prior to the merger.  That amount consisted of SPC’s regular quarterly dividend at a rate of $0.29 per share ($66 million), and a special $0.21 per share ($48 million) dividend related to the merger.  The Company is expected to pay common dividends at an annual rate of $0.88 per share post-merger.  The special dividend declared by SPC prior to the closing of the merger was designed to result in the holders of SPC’s common stock prior to the merger receiving aggregate dividends with record dates in 2004 of $1.16 per share, which was SPC’s indicated annual dividend rate prior to the merger.

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

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger.  In accordance with purchase accounting rules, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding.  That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired.  That amortization, which totaled $19 million in the second quarter of 2004, reduces reported interest expense during the period.

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods.  If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

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

In January 2004, A.M. Best placed the financial strength rating of A of Gulf, a then majority-owned subsidiary of the Company, under review with developing implications, and S&P indicated that its A+ counterparty credit and financial strength ratings on members of the Gulf Insurance Group are remaining on CreditWatch with negative implications, pending the completion of a support arrangement between The Travelers Indemnity Company and Gulf.

Also in January 2004, A.M. Best downgraded the financial strength rating of TNC Insurance Corp.(Northland, a wholly-owned subsidiary of the Company) from A+ to A, removed the rating from under review and assigned a stable outlook.

In connection with the April 1, 2004 consummation of the merger, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to the Company.

•      A.M. Best:  On April 2, 2004, A.M. Best downgraded the financial strength rating of the Travelers Property Casualty Pool to A+ from A++.  The rating has been removed from under review and assigned a stable outlook.  A.M. Best also downgraded the debt ratings to a from aa- on senior and to a- from a+ on subordinated notes issued by TPC and TIGHI.  These ratings have been removed from under review and assigned stable outlooks.  A.M. Best also removed from under review and affirmed the St. Paul Insurance Group financial strength rating of A with a positive outlook, and removed from under review and upgraded The St. Paul Travelers Companies, Inc. senior debt rating to a from bbb+ with a stable outlook.

•      Moody’s:  On March 31, 2004, Moody’s announced that it had lowered the debt ratings of TPC and TIGHI by one notch (senior debt to A3 from A2 and junior subordinated debt to Baa1 from A3).  Following its rating action, Moody’s noted the outlook for the debt and financial strength ratings of TPC and its rated affiliates is stable.  Moody’s rated the members of the Travelers Indemnity Pool Aa3 for insurance financial strength with a stable outlook.  Moody’s affirmed the St. Paul Insurance Group financial strength rating of A1 with a positive outlook and affirmed The St. Paul Travelers Companies, Inc. senior debt rating of A3 with a stable outlook.

•      S&P:  On April 1, 2004, S&P lowered its counterparty credit and financial strength ratings on the members of the Travelers Property Casualty pool, Travelers Casualty and Surety Co. of America, and Travelers Casualty and Surety Co. of Europe Ltd. (Travelers Europe) to A+ from AA- and removed them from CreditWatch.  S&P also lowered its counterparty credit rating of TPC to BBB+ from A- and removed it from CreditWatch.  The A+ counterparty credit and financial strength ratings on Gulf and its intercompany insurance pool members remain on CreditWatch with negative implications pending receipt of explicit support from Travelers.  S&P expects that Travelers Indemnity Co. will guarantee all past and future liabilities associated with Gulf’s book of business.  S&P noted that the outlook on all TPC operating units (except for Gulf) is stable.  S&P removed from CreditWatch and affirmed the financial strength rating of A+ of the St. Paul Insurance Group, and removed The St. Paul Travelers Companies, Inc. from CreditWatch and affirmed The St. Paul Travelers Companies, Inc. senior debt rating of BBB+, both with a stable outlook.

•      Fitch:  On April 1, 2004, Fitch announced the insurer financial strength ratings of TPC’s primary underwriting pool were removed from Rating Watch Negative and affirmed at AA.  The Rating Outlook is Stable.  Both TPC and TIGHI’s long-term issuer ratings and senior debt have been removed from Rating Watch Negative and downgraded to A- from A.  For all debt ratings, the Rating Outlook is Stable.  Fitch also removed The St. Paul Travelers Companies, Inc. from Rating Watch Positive and upgraded the senior debt rating to A from BBB with a stable outlook.

On June 29, 2004 A.M. Best announced the following ratings changes:

•      A.M. Best upgraded the financial strength rating of Travelers Casualty and Surety of Europe to A+ from A with a stable outlook.

•      A.M. Best downgraded the financial strength rating of Gulf Insurance Group to A- from A with a stable outlook.

In connection with the Company’s July 23, 2004 announcement of estimated range of earnings, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to the Company.

•      A.M. Best: On July 23, 2004, A.M. Best affirmed the financial strength rating of Travelers Property Casualty Pool (A+), St. Paul Insurance Group (A) and Discover Reinsurance Company (A-). A.M. Best downgraded the debt rating to a- from a on senior, bbb+ from a- on subordinated, bbb from bbb+ on trust preferred securities and bbb from bbb+ on preferred stock for The St. Paul Travelers Companies, Inc.  A.M. Best also downgraded the debt ratings of Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. to a- from a. Discover Reinsurance Company was assigned an outlook of negative, while the St. Paul Insurance Group and Travelers PC Pool were assigned outlooks of stable.

•      Moody’s: On July 23, 2004, Moody’s affirmed the insurance financial strength ratings of the Travelers intercompany pool (Aa3), St. Paul Insurance Group (A1) and Gulf Insurance Group (A2). Additionally, Moody’s affirmed the long-term debt ratings of The St. Paul Travelers Companies, Inc., Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. (A3). The outlook for the legacy St. Paul Insurance Group was assigned an outlook of negative.

•      S&P: On July 23, 2004, S&P affirmed the counterparty credit and financial strength ratings on members of the St. Paul Insurance Group, Travelers intercompany pool, Travelers Casualty and Surety Company of America, Travelers Casualty and Surety Company of Europe, LTD and Gulf Insurance Group (A+). S&P also affirmed the counterparty credit and senior debt ratings of The St. Paul Travelers Companies, Inc. (BBB+).  A stable outlook was assigned to all the above ratings.

•      Fitch: On July 23, 2004, Fitch downgraded the insurer financial strength rating of the members of the Travelers Property Casualty Group to AA- from AA. Fitch also assigned the members of the St. Paul Insurance Group the insurer financial strength rating of AA-. The senior and long-term issuer debt ratings of The St. Paul Travelers Companies, Inc., Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. were affirmed at A-. All ratings were assigned the outlook of stable.

The Company does not expect the rating actions taken or those anticipated to have any significant impact on the operations of the Company, and its insurance subsidiaries.

The following table summarizes the current claims-paying and financial strength ratings of Travelers Property Casualty insurance pools, The St. Paul Insurance Group, Travelers C&S of America, Travelers Europe, Discover Reinsurance Company and Travelers Personal single state companies, by A.M. Best, Fitch, Moody’s and S&P as of July 28, 2004.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
Travelers Property Casualty pool (a)	A+ (2nd of 16)	Aa3(4th of 21)	A+ (5th of 21)	AA- (4th of 24)
St. Paul Insurance Group (b)	A(3rd of 16)	A1 (5th of 21)	A+ (5th of 21)	AA- (4th of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3(4th of 21)	A+ (5th of 21)	AA- (4th of 24)
Gulf Insurance Group (c)	A-(4th of 16)	A2(6th of 21)	A+ (5th of 21)	—
Northland pool (d)	A(3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A(3rd of 16)	—	—	AA- (4th of 24)
First Trenton Indemnity Company	A(3rd of 16)	—	—	AA- (4th of 24)
The Premier Insurance Co. of MA	A(3rd of 16)	—	—	AA- (4th of 24)
Travelers Europe	A+(2nd of 16)	—	A+ (5th of 21)	—
Discover Reinsurance Company	A-(4th of 16)	—	—	AA- (4th of 24)

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

(b)     The St. Paul Insurance Group consists of Athena Assurance Company, Discover Property & Casualty Insurance Company, Discover Specialty Insurance Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., GeoVera Insurance Company, Pacific Select Property Insurance Company, St. Paul Fire and Casualty Insurance Company, St. Paul Fire and Marine Insurance Company, St. Paul Guardian Insurance Company, St. Paul Medical Liability Insurance Company, St. Paul Mercury Insurance Company, St. Paul Protective Insurance Company, St. Paul Surplus Lines Insurance Company, Seaboard Surety Company, United States Fidelity and Guaranty Company, USF&G Insurance Company of Mississippi and USF&G Specialty Insurance Company.

(c)     The Gulf Insurance Group consists of Gulf Insurance Company and its subsidiaries, Gulf Underwriters Insurance Company, Select Insurance Company and Atlantic Insurance Company.  Gulf Insurance Company reinsures 100% of the business of these subsidiaries.  Gulf Insurance Company’s direct and assumed insurance liabilities are guaranteed by The Travelers Indemnity Company.

(d)     The Northland pool consists of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company, and American Equity Specialty Insurance Company.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to claim and claim adjustment expense reserves and related reinsurance recoverables, and investment impairments.

Claim and Claim Adjustment Expense Reserves

Gross claims and claim adjustment expense reserves by product line were as follows:

($ in millions)	June 30, 2004	December 31, 2003

General liability	$19,072	$11,042
Property	5,153	2,162
Commercial multi-peril	4,124	3,384
Commercial automobile	4,725	2,717
Workers’ compensation	14,638	11,288
Fidelity and surety	1,801	581
Personal automobile	2,690	2,384
Homeowners and personal lines – other	899	916
International and other	3,028	—
Property-casualty	56,130	34,474
Accident and health	160	99
Claims and claim adjustment expense reserves	$56,290	$34,573

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

Some of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $3.71 billion on a net basis at June 30, 2004.  While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding asbestos or environmental related claims could result in liability in future periods that differ from current reserves by an amount that could be material to the Company’s future operating results and financial condition.  See the discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation in this report.

As described earlier, the Company acquired SPC’s runoff health care operations in the merger, which are included in the General Liability product line in the table above.  SPC had ceased underwriting new business in this operation at the end of 2001 and had experienced significant adverse loss development on its health care loss reserves since that time.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves.  These tools and metrics were established to more explicitly monitor and validate key assumptions supporting the Company’s reserve conclusions since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed track three primary indicators which influence those conclusions and include:  a) newly reported claims, b) reserve development on known claims and c) the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim.  These three indicators are related such that if one deteriorates, additional improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The results of these indicators in the second quarter of 2004 support the Company’s current view that it has recorded a reasonable provision for its medical malpractice exposures as of June 30, 2004.

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

	As of
(in millions)	June 30, 2004	December 31, 2003
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$12,401	$6,946
Allowance for uncollectible reinsurance	(739)	(387)
Net reinsurance recoverables	11,662	6,559
Mandatory pools and associations	2,432	2,204
Structured settlements	3,949	2,411
Total reinsurance recoverables	$18,043	$11,174

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

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables.  The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, amounts in dispute, applicable coverage defenses, and other relevant factors.  Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates.  Changes in these estimates could result in additional income statement charges.

Investment Impairments

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale or reported at fair value is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.

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

Equity investments are impaired when it becomes probable that the Company will not recover its cost over the expected holding period.  Public equity investments (i.e., common stocks) trading at a price that is less than 80% of cost for more than one quarter are reviewed for impairment.  Investments accounted for using the equity method of accounting are evaluated for impairment any time the investment has sustained losses and/or negative operating cash flow for a period of nine months or more.  Events triggering the other-than-temporary impairment analysis of public and non-public equities may include the following, in addition to the considerations noted above for debt securities:

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

Venture Capital Investments

Other Investments include venture capital investments, which are generally non-publicly traded instruments, consisting of early-stage companies and, historically, having a holding period of four to seven years.  These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries.  The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product.  Generally the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time.  With respect to the Company’s valuation of such non-publicly traded venture capital investments, on a quarterly basis, portfolio managers as well as an internal valuation committee review and consider a variety of factors in determining the potential for loss impairment.  Factors considered include the following:

•      the issuer’s most recent financing event;

•      an analysis of whether fundamental deterioration has occurred;

•      whether or not the issuer’s progress has been substantially less than expected;

•      whether or not the valuations have declined significantly in the entity’s market sector;

•      whether or not the internal valuation committee believes it is probable that the issuer will need financing within six months at a lower price than our carrying value; and

•      whether or not we have the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling us to receive value equal to or greater than our cost.

The quarterly valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

The Company manages the portfolio to maximize return, evaluating current market conditions and the future outlook for the entities in which it has invested. Because this portfolio primarily consists of privately-held, early-stage venture investments, events giving rise to impairment can occur in a brief period of time (e.g., the entity has been unsuccessful in securing additional financing, other investors decide to withdraw their support, complications arise in the product development process, etc.), and decisions are made at that point in time, based on the specific facts and circumstances, with respect to a recognition of “other-than-temporary” impairment or sale of the investment.

Impairment charges included in net realized investment gains were as follows:

	2004
(in millions)	1st Quarter	2nd Quarter

Fixed maturities	$6	$8
Equity securities	3	—
Real estate and other	2	1
Venture capital	—	14
Total	$11	$23

	2003
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fixed maturities	$41	$15	$6	$3
Equity securities	—	4	—	2
Real estate and other	17	—	1	1
Total	$58	$19	$7	$6

For the three and six months ended June 30, 2004, the Company recognized other-than-temporary impairments of $8 million and $14 million, respectively, in the fixed income portfolio related to various issuers with credit risk associated with the issuer’s deteriorated financial position.

For the three and six months ended June 30, 2004, the Company realized $14 million of impairments in its venture capital portfolio on six holdings.  Three of the holdings were impaired due to new financings at less than favorable rates.  Two holdings experienced fundamental economic deterioration (characterized by less than expected revenues).  The remaining holding was impaired due to the impending shut down of the entity.  The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

For publicly traded securities, the amounts of the impairments were recognized by writing down the investments to quoted market prices.  For non-publicly traded securities, impairments are recognized by writing down the investment to its estimated fair value, as determined during the Company’s quarterly internal review process.

The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2004.

The Company’s investment portfolio includes non-publicly traded investments, such as real estate partnerships and joint ventures, investment partnerships, private equities, venture capital investments and certain fixed income securities.  The real estate partnerships and joint ventures, investment partnerships and certain private equities are accounted for using the equity method of accounting, which are carried at cost, adjusted for the Company’s share of earnings or losses and reduced by any cash distributions.  Certain other private equity investments, including venture capital investments, are not subject to the provisions of SFAS 115 but are reported at estimated fair value in accordance with SFAS 60.  The fair value of the venture capital investments are based on an estimate determined by an internal valuation committee for securities for which there is no public market.  The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at June 30, 2004:

(in millions)	Carrying Value

Investment partnerships, including hedge funds	$1,987
Fixed income securities	451
Equity investments	347
Real estate partnerships and joint ventures	211
Venture capital	468
Total	$3,464

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2004, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months Less Than 6 Months	Greater Than 6 Months Less Than 12 Months	Greater Than 12 Months	Total

Fixed maturities	$3	$—	$—	$—	$3
Equity securities	1	—	—	—	1
Venture capital	6	—	—	—	6
Total	$10	$—	$—	$—	$10

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions.  Further, unrealized losses as of June 30, 2004 represent less than 2% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At June 30, 2004, non-investment grade securities comprised 4% of the Company’s fixed income investment portfolio.  Included in those categories at June 30, 2004 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $656 million and a fair value of $628 million, resulting in a net pretax unrealized loss of $28 million.  These securities in an unrealized loss position represented less than 2% of the total amortized cost and less than 2% of the fair value of the fixed income portfolio at June 30, 2004, and accounted for 3.7% of the total pretax unrealized loss in the fixed income portfolio.

Following are the pretax realized losses on investments sold during the three months ended June 30, 2004:

(in millions)	Loss	Fair Value

Fixed maturities	$59	$1,097
Equity securities	2	12
Other	26	198
Total	$87	$1,307

Following are the pretax realized losses on investments sold during the six months ended June 30, 2004:

(in millions)	Loss	Fair Value

Fixed maturities	$65	$1,676
Equity securities	3	32
Other	26	198
Total	$94	$1,906

Resulting purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions.  The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

FORWARD-LOOKING STATEMENTS

This report may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, the Company may have forward-looking statements about the Company’s results of operations, financial condition and liquidity; the sufficiency of the Company’s asbestos and other reserves; and the post-merger integration.  Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: adverse developments involving asbestos claims and related litigation; the impact of aggregate policy coverage limits for asbestos claims; the impact of bankruptcies of various asbestos producers and related businesses; the willingness of parties including the Company to settle asbestos-related litigation; the Company’s ability to fully integrate the former St. Paul and Travelers businesses in the manner or in the timeframe currently anticipated; the Company’s inability to obtain price increases due to competition or otherwise; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; developments relating to coverage and liability for mold claims; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost and availability of reinsurance; adverse developments in the ability to collect from reinsurers, co-sureties and derivatives counter-parties; the ability of the Company’s subsidiaries to pay dividends to the Company; adverse outcomes in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative actions, including federal and state legislation related to asbestos liability reform; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal policies; and changes to the risk-based capital requirements.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update these forward-looking statements.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We analyze quantitative information about market risk based on sensitivity analysis models.

Interest Rate Risk

The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities.  The primary market risk for all of the Company’s debt is interest rate risk at the time of refinancing.  Changes in the financial instruments included in the Company’s sensitivity analysis model, including fixed maturities, interest-bearing non-redeemable preferred stocks, mortgage loans, short-term securities, cash, investment income accrued, fixed rate trust securities and derivative financial instruments, have occurred since December 31, 2003.  The primary reason for these changes was the April 1, 2004 merger of TPC with a subsidiary of SPC, in which TPC became a wholly-owned subsidiary of the Company (the merger).  For information regarding the merger, see note 2 to the condensed consolidated financial statements.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.0 billion and $1.2 billion based on a 100 basis point increase in interest rates as of June 30, 2004 and December 31, 2003, respectively.

The loss in fair value estimates does not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends.  In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.  As a result, the loss value excludes a significant portion of the Company’s consolidated balance sheet which, if included in the sensitivity analysis model, would potentially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

Foreign Currency Exchange Rate Risk

As a result of the merger, changes in the Company’s exposure to equity price risk and foreign exchange risk have occurred since December 31, 2003.  This market risk exposure is concentrated in the Company’s invested assets, and insurance reserves, denominated in foreign currencies.  Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies.  The Company purchases these investments primarily to hedge insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure.

At June 30, 2004, approximately 5.4% of the Company’s invested assets were denominated in foreign currencies. Invested assets denominated in the British Pound Sterling comprised approximately 2.9% of total invested assets at June 30, 2004. The Company has determined that a hypothetical 10% reduction in the value of the Pound Sterling would have an approximate $170 million reduction in the value of its assets, although there would be a similar offsetting change in the value of the related insurance reserves.  No other individual foreign currency accounts for more than 1.3% of the Company’s invested assets at June 30, 2004.

The Company has also entered into foreign currency forwards with a U.S. dollar equivalent notional amount of $547 million as of June 30, 2004 to hedge its foreign currency exposure on certain contracts.  Of this total, 41% are denominated in British Pound Sterling, 22% are denominated in the Japanese yen, and 23% are denominated in the Euro and 14% are denominated in the Canadian dollar.  The Company’s exposure to foreign exchange risk was not significant at December 31, 2003.

Item 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As a result of the merger of SPC and TPC and the consolidation of the combined company’s corporate headquarters in St. Paul, Minnesota, the Company has made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2004.  The changes involved combining the financial reporting process and the attendant personnel and system changes. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

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

In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion.  ACandS asserts that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling, TPC is liable for 45% of the $2.80 billion.  In August 2003, ACandS filed a new lawsuit against TPC seeking to enforce this position (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  Before TPC responded to the complaint ACandS dismissed the action without prejudice to refiling.  Should ACandS reinitiate the proceeding, TPC intends to vigorously contest it and believes that it has meritorious defenses.

In addition to the proceedings described above, TPC and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.) commenced in September 2000.  This litigation primarily involves the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC has filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision. TPC’s motion to dismiss and ACandS’ motion to vacate were argued to the District Court on July 21, 2004, and the parties are awaiting a decision.  The Company believes that the findings of the Bankruptcy Court supports several of TPC’s assertions in the proceedings.

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

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (filed in 2002, and served in May 2003) (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio and Texas state courts against TPC, SPC and United States Fidelity and Guaranty Corporation (USF&G) and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns Manville.  In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  Notwithstanding the injunction, additional Common Law Claims have been filed and served on TPC.  The parties met with the mediator several times, and on November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached.  This settlement includes a lump sum payment of up to $412 million by TPC, subject to a number of significant contingencies.  After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached.  This settlement would require a payment of up to $90 million by TPC, subject to a number of significant contingencies.  The bankruptcy court must approve all the settlement agreements and clarify certain prior orders of the bankruptcy court concerning the scope and breadth of the injunction previously entered by that court in the Johns Manville proceeding.  This approval must become final and, to the extent any appeals are taken, all such appeals seeking to reverse these orders must have been denied in order for the settlements to take effect.  The bankruptcy court held a hearing on July 6, 2004 with respect to TPC’s motions to approve the settlements and to enforce the court’s prior injunction as required by the settlements.  If the settlements are approved, then the Statutory and Hawaii Actions and substantially all pending Common Law Claims against TPC will have been resolved with an order in place that would bar similar claims in the future.  It is not possible to predict how the court will rule on the motions to approve the settlements of the Statutory and Hawaii Actions and the Common Law Claims against TPC.  If all of the conditions of the settlements are not satisfied, then the temporary restraining order currently in effect will be lifted and TPC will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

TPC, SPC and USF&G have numerous defenses in all of the direct action cases asserting Common Law Claims.  Many of these defenses have been raised in initial motions to dismiss filed by TPC, SPC, USF&G and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 in Ohio on some of these motions filed by SPC, USF&G and other insurers during the pendency of the Johns Manville stay that dealt with statute of limitations and the validity of the alleged causes of actions.  The plaintiffs in these actions have appealed these favorable rulings.  TPC’s, SPC’s and USF&G’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.  TPC’s defenses also include the fact that, to the extent that they have not been released by virtue of prior settlement agreements by the claimants with TPC’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court.

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

The trial courts ordered dismissal of the California, Pennsylvania and New York cases, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.), and, in August 2003, the Kentucky case.  In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona.  The trial courts in Georgia, Texas and Michigan denied defendants’ motions to dismiss.  The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily.  The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal.  After the rulings described above, the plaintiffs withdrew the New York and Michigan cases.  Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted.  In October 2003, the United States Supreme Court denied plaintiff’s request for further review of that appellate ruling.  TPC is vigorously defending all of the pending cases and the Company’s management believes TPC has meritorious defenses; however the outcome of these disputes is uncertain.

Gulf Insurance Company (Gulf), a wholly-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute, which has been consolidated with Gulf’s action.  Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract.  XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counterclaims for rescission of vehicle residual value reinsurance contracts issued to Gulf.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.

On April 20, 2004, Gerling Global Reinsurance Corporation of America (Gerling) brought an action against Gulf in the Supreme Court of New York County concerning its participation on Gulf’s vehicle residual value reinsurance contracts, and asserted positions similar to the other reinsurers.  The Gerling action has been consolidated with the pending Gulf action for pre-trial purposes.  Gulf has asserted counterclaims against Gerling seeking to recover amounts due under the residual value reinsurance contracts for payments made by Gulf pursuant to the February 2003 settlement and under other residual value protection insurance policies.

On May 12, 2004, Gulf further amended its complaint to include amounts due under a second installment payment made by Gulf pursuant to the February 2003 settlement and to name Gerling as a defendant.  Gulf now seeks a total of $103.2 million due under the reinsurance contracts for the February 2003 settlement and consequential and punitive damages from Transatlantic, XL, Odyssey and Gerling.

On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf.  Discovery is currently proceeding in the matters.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

TPC and its board of directors were named as defendants in three purported class action lawsuits brought by four of TPC’s former shareholders seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT December 15, 2003). The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants.  On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval of the settlements.  The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys fees.  The parties intend to move soon for Court approval of certification of a class for settlement purposes, notice to the class of the settlement, and approval of the terms of the settlement.

In connection with SPC’s Western MacArthur asbestos litigation, which was recently settled, several purported class action lawsuits were filed in the fourth quarter of 2002 against SPC and its chief executive officer and chief financial officer.  In the first quarter of 2003, the lawsuits were consolidated into a single action, which makes various allegations relating to the adequacy of SPC’s previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and seeks unspecified damages and other relief.  In the second quarter of 2004, SPC executed a definitive settlement agreement and the court granted preliminary approval of the settlement. The court must still grant final approval of the settlement and a final hearing is scheduled for the third quarter of 2004.

SPC had disclosed in its Securities and Exchange Commission filings prior to the merger that its pretax net exposure with regard to surety bonds it had issued on behalf of companies operating in the energy trading sector totaled approximately $336 million at March 31, 2004, with the largest individual exposure approximating $173 million.  In July 2004, the company representing that exposure announced an agreement to provide collateral to the Company to support the surety bonds SPC had issued for gas supply contracts held by two municipal gas providers.  If all provisions of the settlement agreement are fulfilled, the Company’s gross exposure on the two surety bonds would fall to approximately $8 million.

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

Item 2.            CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares or (units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

Apr. 1, 2004-Apr. 30, 2004	130,550	$40.24	—	—
May 1, 2004-May 31, 2004	—	—	—	—
June 1, 2004-June 30, 2004	7,990	40.40	—	—

Total	138,540	$40.25	—	—

(a)   All repurchases in the table represent shares repurchased from restricted stock award recipients upon vesting of their awards to fund the recipients’ tax liabilities related to the award.

Item 3.            DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The initial annual meeting of shareholders of the Company was held on July 28, 2004.  At the meeting:

(1)           twenty-three persons were elected to serve as directors of the Company until the 2005 annual meeting of shareholders;

(2)           the Company’s 2004 Stock Incentive Plan was approved; and

(3)           the selection of KPMG LLP to serve as the independent auditors of the Company for 2004 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

(1)           Election of Directors:

	Votes For	Votes Withheld
Howard P. Berkowitz	574,601,175	32,376,635
Kenneth J. Bialkin	572,257,864	34,719,969
Carolyn H. Byrd	587,455,458	19,522,374
John H. Dasburg	587,768,295	19,209,538
Leslie B. Disharoon	590,059,411	16,918,421
Janet M. Dolan	590,401,139	16,576,694
Kenneth M. Duberstein	562,123,131	44,854,702
Jay S. Fishman	586,753,973	20,223,860
Lawrence G. Graev	562,974,705	44,003,127
Meryl D. Hartzband	574,759,644	32,218,188
Thomas R. Hodgson	587,956,776	19,021,057
William H. Kling	584,729,428	22,248,405
James A. Lawrence	590,442,611	16,535,221
Robert I. Lipp	584,580,415	22,397,417
Blythe J. McGarvie	587,675,329	19,302,504
Glen D. Nelson, M.D.	559,949,529	47,028,303
Clarence Otis, Jr.	588,278,524	18,699,309
Jeffrey M. Peek	590,374,370	16,603,462
Nancy M. Roseman	587,261,378	19,716,455
Charles W. Scharf	590,370,787	16,607,046
Gordon M. Sprenger	590,225,259	16,752,574
Frank J. Tasco	587,763,228	19,214,604
Laurie J. Thomsen	588,194,862	18,782,971

(2)           Approval of 2004 Stock Incentive Plan:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
403,125,227	122,571,312	4,818,116	76,463,157

(3)           Ratification of auditors:

Votes For	Votes Against	Votes Abstained
591,839,432	11,004,361	3,739,987

Item 5.    OTHER INFORMATION

For additional information regarding the historical financial information for SPC, please refer to SPC’s 2003 Annual Report filed on Form 10-K.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

See Exhibit Index.

(b)           Reports on Form 8-K:

•      On April 1, 2004, the Company filed a Current Report on Form 8-K, dated April 1, 2004, reporting that the merger of TPC and SPC had been completed and that required pro forma financial information related to the merger would be filed under an amendment to this Current Report on Form 8-K.  Several documents related to the merger were also filed as exhibits to this Form 8-K.

•      On April 22, 2004, the Company filed a Current Report on Form 8-K, dated April 16, 2004, reporting that final court approval had been obtained for the Company’s asbestos-related litigation settlement agreement related to the Western MacArthur Companies.

•      On April 23, 2004, the Company filed an amended Current Report on Form 8-K/A, dated April 1, 2004, reporting the required pro forma financial information related to the merger consummated on April 1, 2004.

•      On April 29, 2004, the Company filed a Current Report on Form 8-K, dated April 29, 2004, reporting the financial results of the Company for the quarter ended March 31, 2004.

•      On May 26, 2004, the Company filed a Current Report on Form 8-K, dated May 24, 2004, reporting the execution of an agreement resolving common law asbestos-related direct actions pending against the Company’s Travelers Property Casualty Corp. subsidiaries.

•      On July 23, 2004, the Company filed a Current Report on Form 8-K, dated July 23, 2004, reporting the ranges of the Company’s estimated earnings for the quarter ended June 30, 2004.

•      On August 3, 2004, the Company filed a Current Report on Form 8-K, dated August 2, 2004, reporting that the Company had reached a conclusion as to the accounting treatment for previously announced reserve adjustments.

•      On August 5, 2004, the Company filed a Current Report on Form 8-K, dated August 4, 2004, reporting the financial results of the Company for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Paul Travelers Companies, Inc.

Date:	August 9, 2004	By	/s/ Bruce A. Backberg
Bruce A. Backberg
Senior Vice President
(Authorized Signatory)

Date:	August 9, 2004	By	/s/ John C. Treacy
John C. Treacy
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of the Company, effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2	Bylaws of the Company, effective as of April 1, 2004, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

10.1†	Employment agreement between the Company and Jay S. Fishman.

12.1†	Statement re computation of ratios.

31.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

†              Filed herewith.