Form 10-Q
period 2004-09-30
ST PAUL TRAVELERS COMPANIES INC
filed 2004-11-09
CIK 86312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at November 2, 2004 was 669,461,689.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I - Financial Information

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues
Premiums	$5,269	$3,149	$13,762	$9,228
Net investment income	667	458	1,928	1,370
Fee income	186	134	529	404
Asset management	132	—	253	—
Net realized investment losses	(49)	(23)	(36)	—
Other revenues	56	28	133	96
Total revenues	6,261	3,746	16,569	11,098

Claims and expenses
Claims and claim adjustment expenses	4,086	2,237	11,236	6,736
Amortization of deferred acquisition costs	820	512	2,151	1,458
General and administrative expenses	861	398	2,254	1,205
Interest expense	69	38	171	130
Total claims and expenses	5,836	3,185	15,812	9,529

Income before income taxes and minority interest	425	561	757	1,569
Income tax expense	72	132	82	377
Minority interest, net of tax	13	3	23	(15)
Net income	$340	$426	$652	$1,207

Net income per share
Basic	$0.51	$0.98	$1.10	$2.78
Diluted	0.50	0.98	1.09	2.76

Weighted average number of common shares outstanding
Basic	665.9	434.3	588.7	434.4
Diluted	691.2	436.7	607.0	436.7

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $1,993 and $696 subject to securities lending and repurchase agreements) (amortized cost $52,374 and $31,478)	$53,642	$33,046
Equity securities, at fair value (cost $785 and $672)	852	733
Real estate	1,091	2
Mortgage loans	200	211
Short-term securities	4,587	2,138
Other investments	3,357	2,523
Total investments	63,729	38,653

Cash	271	352
Investment income accrued	674	362
Premiums receivable	6,276	4,090
Reinsurance recoverables	18,151	11,174
Ceded unearned premiums	1,485	939
Deferred acquisition costs	1,605	965
Deferred tax asset	1,931	678
Contractholder receivables	5,071	3,121
Goodwill	5,301	2,412
Intangible assets	1,722	422
Other assets	3,467	1,704
Total assets	$109,683	$64,872

Liabilities
Claims and claim adjustment expense reserves	$57,380	$34,573
Unearned premium reserves	11,341	7,111
Contractholder payables	5,071	3,121
Payables for reinsurance premiums	989	403
Debt	6,467	2,675
Payables for securities lending and repurchase agreements	—	711
Other liabilities	7,546	4,291
Total liabilities	88,794	52,885

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.6 shares issued and outstanding)	209	—
Guaranteed obligation – Stock Ownership Plan	(5)	—
Common stock (1,750.0 shares authorized; 669.5 and 437.8 shares issued; 669.2 and 435.8 shares outstanding)	17,356	10
Additional paid-in capital	—	8,705
Retained earnings	2,595	2,290
Accumulated other changes in equity from nonowner sources	846	1,086
Treasury stock, at cost (0.3 and 2.0 shares)	(12)	(74)
Unearned compensation	(100)	(30)
Total shareholders’ equity	20,889	11,987
Total liabilities and shareholders’ equity	$109,683	$64,872

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2004	2003

Convertible Preferred Stock - Stock Ownership Plan
Balance, beginning of period	$—	$—
Preferred stock assumed at merger	219	—
Redemptions during the period	(10)	—
Balance, end of period	209	—
Guaranteed obligation – Stock Ownership Plan:
Balance, beginning of period	—	—
Obligation assumed at merger	(15)	—
Principal payments	10	—
Balance, end of period	(5)	—
Total preferred shareholders’ equity	204	—

Common stock and additional paid-in capital
Balance, beginning of period	8,715	8,628
Shares issued for merger	8,607	—
Adjustment for treasury stock cancelled and retired at merger	(91)	—
Net shares issued under employee stock-based compensation plans	155	64
Other	(30)	8
Balance, end of period	17,356	8,700
Retained earnings
Balance, beginning of period	2,290	881
Net income	652	1,207
Dividends	(376)	(205)
Other	29	—
Balance, end of period	2,595	1,883
Accumulated other changes in equity from nonowner sources
Balance, beginning of period	1,086	656
Change in net unrealized gain on investment securities, net of reclassification	(202)	319
Net change in other	(38)	17
Balance, end of period	846	992
Treasury stock (at cost)
Balance, beginning of period	(74)	(5)
Treasury stock acquired	—	(40)
Net shares issued under employee stock-based compensation plans	(29)	(22)
Treasury stock cancelled and retired at merger	91	—
Balance, end of period	(12)	(67)
Unearned compensation
Balance, beginning of period	(30)	(23)
Net issuance of restricted stock under employee stock-based compensation plans	(64)	(32)
Unvested equity-based awards assumed in merger	(43)	—
Equity-based award amortization	37	19
Balance, end of period	(100)	(36)
Total common shareholders’ equity	20,685	11,472
Total shareholders’ equity	$20,889	$11,472

Common shares outstanding
Balance, beginning of period	435.8	435.1
Common stock assumed at merger	229.3	—
Net shares issued for employee stock-based compensation plans	4.1	1.4
Treasury stock acquired	—	(1.1)
Balance, end of period	669.2	435.4

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2004	2003
Cash flows from operating activities
Net income	$652	$1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	36	—
Depreciation and amortization	360	55
Deferred federal income taxes (benefit)	(178)	511
Amortization of deferred policy acquisition costs	2,151	1,458
Premium balances receivable	218	(178)
Reinsurance recoverables	89	71
Deferred acquisition costs	(2,178)	(1,543)
Claim and claim adjustment expense reserves	3,317	118
Unearned premium reserves	63	590
Trading account activities	19	(8)
Recoveries from former affiliate	—	361
Other	(397)	243
Net cash provided by operating activities	4,152	2,885
Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	4,019	3,484
Mortgage loans	68	48
Proceeds from sales of investments:
Fixed maturities	4,963	7,174
Equity securities	153	209
Mortgage loans	61	—
Real estate	29	11
Purchases of investments:
Fixed maturities	(11,546)	(12,237)
Equity securities	(59)	(56)
Mortgage loans	(55)	(12)
Real estate	(32)	—
Short-term securities (purchased) sold, net	(1,457)	2,594
Other investments, net	568	63
Securities transactions in course of settlement	(532)	(3,022)
Net cash acquired in merger	169	—
Other	25	—
Net cash used in investing activities	(3,626)	(1,744)
Cash flows from financing activities
Issuance of debt	128	1,932
Payment of debt	(227)	(1,103)
Payment of note payables to former affiliate	—	(700)
Redemption of mandatorily redeemable preferred stock	—	(900)
Issuance of common stock employee stock options	89	28
Treasury stock purchased	—	(40)
Subsidiary’s treasury stock acquired	(24)	—
Treasury stock acquired – net employee stock-based compensation	(20)	(13)
Dividends to shareholders	(493)	(201)
Repurchase of minority interest	(76)	—
Payment of dividend on subsidiary’s stock	(7)	(4)
Transfer of employee benefit obligations to former affiliates	—	(23)
Other	25	—
Net cash used in financing activities	(605)	(1,024)
Effect of exchange rate changes on cash	(2)	—
Net increase (decrease) in cash	(81)	117
Cash at beginning of period	352	92
Cash at end of period	$271	$209
Supplemental disclosure of cash flow information
Income taxes (received) paid	$602	$(360)
Interest paid	$202	$117

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  (See note 2 for a description of the fair value adjustments recorded).  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s.  Accordingly, all financial information presented herein for the three months ended and as of September 30, 2004 includes the consolidated accounts of SPC and TPC.  The financial information presented herein for the nine months ended September 30, 2004 reflects the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the subsequent six months ended September 30, 2004.  The financial information presented herein for the prior year periods reflects the accounts of TPC.

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

(in millions, except stock price per share)

Number of shares of SPC common stock outstanding as of April 1, 2004	229.3
SPC’s average stock price for the two trading days before through the two trading days after November 17, 2003, the day SPC and TPC announced their merger	$36.86
Fair value of SPC’s common stock	$8,452
Fair value of approximately 23 million SPC stock options	186
Excess of fair value over book value of SPC’s convertible preferred stock outstanding, net of the excess of the fair value over the book value of the related guaranteed obligation	100
Transaction costs of TPC	15
Purchase price	$8,753

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

Allocation of the Purchase Price

The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed as of April 1, 2004, as follows:

(in millions)

Net tangible assets (1)	$5,351
Total investments (2)	439
Deferred policy acquisition costs (3)	(100)
Deferred federal income taxes (4)	(246)
Goodwill (5)	2,899
Other intangible assets, including the fair value adjustment of claim and claim adjustment expense reserves and reinsurance recoverables of $191 (6)(7)	1,377
Other assets (2)	(107)
Claims and claim adjustment expense reserves (3)	(26)
Debt (2)	(339)
Other liabilities (2)	(495)
Allocated purchase price	$8,753

(1)                Reflects SPC’s shareholders’ equity of $6,439, less SPC’s historical goodwill of $950 and intangible assets of $138.

(2)                Represents adjustments for fair value.

(3)                Represents adjustments to conform SPC’s accounting policies to those of TPC’s.

(4)                Represents a deferred tax liability associated with adjustments to fair value of all assets and liabilities included herein excluding goodwill, as this transaction is not treated as a purchase for tax purposes.

(5)                Represents the excess of the purchase price (cost) over the amounts assigned to the assets acquired and liabilities assumed.  None of the goodwill is expected to be deductible for tax purposes.  See notes 9 and 16.

(6)                Represents identified finite and indefinite life intangible assets, primarily customer-related insurance intangibles and management contracts and customer relationships associated with Nuveen Investments, Inc.’s (Nuveen Investments) asset management business.  See note 9.

(7)                An adjustment has been applied to SPC’s claims and claim adjustment expense reserves and reinsurance recoverables at the acquisition date to estimate their fair value.  The fair value adjustment of $191 million was based on management’s estimate of nominal claim and claim expense reserves and reinsurance recoverables (after adjusting for conformity with the acquirer’s accounting policy on discounting of workers’ compensation reserves), expected payment patterns, the April 1, 2004 U.S. Treasury spot rate yield curve, a leverage ratio assumption (reserves to statutory surplus), and a cost of capital expressed as a spread over risk-free rates.  The method used calculates a risk adjustment to a risk-free discounted reserve that will, if reserves run off as expected, produce results that yield the assumed cost-of-capital on the capital supporting the loss reserves.  The fair value adjustment is reported as an intangible asset on the consolidated balance sheet, and the amounts measured in accordance with the acquirer’s accounting policies for insurance contracts are reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables.  The intangible asset will be recognized into income over the expected payment pattern.  Because the time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

Identification and Valuation of Intangible Assets

Intangible assets subject to amortization include the following:

(in millions)	Amount assigned as of April 1, 2004	Weighted-average amortization period
Major intangible asset class
Customer-related (a)	$495	7.8 years
Marketing-related	20	2.0 years
Contract-based (b)	145	10.4 years
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (c)	191	30.0 years
Total	$851

Intangible assets not subject to amortization include the following:

(in millions)	Amount assigned as of April 1, 2004
Major intangible asset class
Marketing-related	$15
Contract-based (b)	511
Total	$526

(a)                      Primarily includes customer-related insurance intangibles based on rates derived from expected business retention and profitability levels.

(b)                     Contract-based intangibles include management contracts associated with Nuveen Investments’ asset management business based on the present value of expected cash flows related to the management contracts. Amounts related to this business are included at the Company’s 79% approximate ownership interest of Nuveen Investments.

(c)                      See item 7 of the allocation of the purchase price previously presented.

Supplemental Schedule of Noncash Investing and Financing Activities

The allocated purchase price calculated above results in an estimate of the fair value of assets acquired and liabilities assumed as of the merger date of April 1, 2004, as follows:

(in millions)

Assets acquired	$42,995
Liabilities assumed, including debt obligations totaling $3.98 billion	(34,242)
Allocated purchase price	$8,753

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of TPC and SPC for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003, respectively, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented.  This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

	Nine months ended September 30,		Three months ended September 30,
(in millions, except per share data)	2004	2003	2003

Revenue	$18,825	$17,395	$5,914
Net income	$785	$1,672	$589
Net income per share – basic	$1.17	$2.51	$0.88
Net income per share – diluted	$1.15	$2.46	$0.87

3.              NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R).  FIN 46R, along with its related interpretations, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation.  FIN 46R clarifies how to identify a variable interest entity (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.  A company that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements.  FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary).

FIN 46R is effective for public companies that have interests in VIEs that are considered special-purpose entities for periods ending after December 15, 2003.  Application by public companies for all other types of entities is required for periods ending after March 15, 2004.  The Company adopted FIN 46R effective December 31, 2003.

The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet.  Hedge funds are unregistered private investment partnerships, funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives).  Three hedge funds were determined to be significant VIEs and have a total value for all investors combined of approximately $200 million as of September 30, 2004.  The Company’s share of these funds has a carrying value of approximately $60 million at September 30, 2004. The Company’s involvement with these funds began in the third quarter of 2002.

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

The Company has a significant variable interest in three private equity investments, which are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet.  These investments have total assets of approximately $56 million as of September 30, 2004.  The carrying value of the Company's share of these investments was approximately $20 million at September 30, 2004, which also represents its maximum exposure to loss.  The purpose of the Company’s involvement in these entities is to generate investment returns.  The Company has an unfunded commitment of $3 million associated with one of these investments.

The following entities, which were acquired in the merger, are consolidated under FIN 46R:

•                  Municipal Trusts – The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position.  As of September 30, 2004, there were 36 such trusts, which held a combined total of $450 million in municipal securities, of which $84 million were owned by outside investors.  The net carrying value of the trusts owned by the Company at September 30, 2004 was $366  million.

•                  Venture Capital Entities – In the Company’s venture capital investment portfolio, the Company has investments in small-to-medium sized companies, in which the Company has variable interests through stock ownership and, in some cases, loans.  These investments are held for the purpose of generating long-term investment returns, and the companies in which the Company invests span a variety of business sectors. The Company consolidates three entities under the provisions of FIN 46R.  The combined carrying value of these entities at September 30, 2004 was $5 million.  The Company had an unfunded commitment of $1 million associated with one of these entities.

The following securities, which were acquired in the merger, are not consolidated under FIN 46R:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company - These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company.  The debt that the Company had issued to these trusts is now included in the “Debt” section of liabilities on the Company’s consolidated balance sheet.  That debt had a carrying value of $1.04 billion at September 30, 2004.

In addition to the foregoing entities, the Company also acquired in the merger significant interests in other VIEs which are not consolidated because the Company is not considered to be the primary beneficiary.  These entities are as follows:

•                  The Company has a significant variable interest in one real estate entity.  This investment has total assets of approximately $101 million as of September 30, 2004.  The carrying value of the Company's share of this investment was approximately $47 million at September 30, 2004, which also represents its maximum exposure to loss.  The purpose of the Company’s involvement in this entity is to generate investment returns.

•                  The Company also has a variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The maximum amount of this indemnification obligation is $185 million.  The fair value of this obligation as of September 30, 2004 was $29 million.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) into law.  The 2003 Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  On January 12, 2004, FASB issued Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1), which permits sponsors of retiree health care benefit plans that provide prescription drug benefits to make a one-time election to defer accounting for the effects of the 2003 Medicare Act.  FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) was issued on May 19, 2004, supersedes FSP 106-1 and provides guidance on the accounting for the effects of the 2003 Medicare Act for sponsors of retiree health care benefit plans that provide prescription drug benefits.  FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy.

The Company has concluded that the prescription drug benefits available under the SPC postretirement benefit plan are actuarially equivalent to Medicare Part D and thus qualify for the federal subsidy under the 2003 Medicare Act.  The Company also expects that the federal subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.  As a result, the estimated effect of the 2003 Medicare Act was reflected in the purchase accounting remeasurement of the SPC postretirement benefit plan on April 1, 2004.  The effect of this adjustment was a $29 million reduction (with no tax effect) in the accumulated postretirement benefit obligation as of April 1, 2004 and a reduction of $0.5 million and $1.0 million in net periodic postretirement benefit cost for the three and nine month periods ended September 30, 2004, respectively.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148), an amendment to FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminated the use of the original FAS 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amended the disclosure provisions of FAS 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions were effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement beginning with year-end 2002 reporting.  The transition provisions of this statement apply upon adoption of the FAS 123 fair value based method.

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

The effect of applying the fair value based method to all outstanding and unvested stock-based employee awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2004	2003	2004	2003

Net income, as reported	$340	$426	$652	$1,207
Add:
Equity-based employee compensation expense included in reported net income, net of related tax effects (1)	13	4	32	13
Deduct:
Equity-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(19)	(18)	(51)	(54)
Net income, pro forma	$334	$412	$633	$1,166

Earnings per share (3)
Basic – as reported	$0.51	$0.98	$1.10	$2.78
Diluted – as reported	$0.50	$0.98	$1.09	$2.76

Basic – pro forma	$0.50	$0.95	$1.07	$2.68
Diluted – pro forma	$0.49	$0.94	$1.06	$2.67

(1)                       Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.  Data for the three and nine months ended September 30, 2004 includes SPC data since the April 1, 2004 merger date when SPC conformed to TPC’s method.  Data for the three and nine months ended September 30, 2003 represents data for TPC only.

(2)                       Includes the compensation expense added back in (1).

(3)                       The weighted average number of common shares outstanding applicable to basic and diluted earnings per share for the three and nine months ended September 30, 2003 has been restated to reflect the exchange of each share of TPC common stock and common stock equivalent for 0.4334 of a share of the Company’s common stock pursuant to the merger described in note 2.

Accounting Standard Not Yet Adopted

Effect of Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the FASB Emerging Issues Task Force (EITF) issued EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, providing new guidance on the dilutive effect of contingently convertible debt instruments.  EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, under the if-converted method, regardless of whether the market price trigger has been met.  Currently, under Financial Accounting Standard No. 128, Earnings per Share (FAS 128), contingently convertible debt instruments which contain market price triggers are excluded from the computation of diluted earnings per share until the market trigger conditions have been met.

The Company has $893 million of 4.50% convertible junior subordinated notes outstanding which will be subject to the new EITF 04-8 guidance.  These convertible junior subordinated notes mature on April 15, 2032 unless earlier redeemed, repurchased or converted.  The notes are convertible into approximately 17 million shares of STA common stock at the option of the holder after March 27, 2003 and prior to April 15, 2032 if at any time certain contingency conditions are met. On or after April 18, 2007, the notes may be redeemed at the Company’s option.   As of September 30, 2004, the contingency conditions have not been satisfied and, therefore under the current FAS 128 guidance, are excluded from the computation of diluted earnings per share.

EITF 04-8 is effective for fiscal years ended after December 15, 2004 and requires restatement of prior period earnings per share for comparative periods.  Accordingly, the Company will include the impact of the convertible junior subordinated notes on dilutive earnings per share for the year ended December 31, 2004, unless earlier redeemed, repurchased or converted.  In addition, diluted earnings per share for the period ended December 31, 2003, will be restated from $3.88 per dilutive share to $3.80 per dilutive share for comparative purposes, while diluted earnings per share for the period ended December 31, 2002 will not be restated as the impact would be anti-dilutive.

4.              SEGMENT INFORMATION

Upon completion of the merger on April 1, 2004, the Company was organized into four reportable business segments: Commercial, Specialty, Personal (these three segments collectively represent the Company’s insurance segments) and Asset Management.  The insurance segments reflect how the Company manages its property and casualty insurance products and insurance-related services and represent an aggregation of these products and services based on type of customer, how the business is marketed, and the manner in which the business is underwritten. The Asset Management segment comprises the Company’s 79% interest in Nuveen Investments, Inc., whose core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments.

For periods prior to the April 1, 2004 merger completion date, segments have been restated from the historical presentation of TPC to conform to the new segment presentation of the Company, where practicable.  As a result, prior period Bond and Construction results were reclassified from the historical TPC Commercial Lines segment to the historical Specialty segment.

Invested and other assets and net investment income (NII) of historical TPC had been specifically identified by reporting segment prior to the merger.  Beginning in the second quarter of 2004, the Company developed a methodology to allocate NII and invested assets to the identified segments.  This methodology allocates pretax NII based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment.  The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instruments.  This duration yield will be compared to the average portfolio yield and a new average yield will be determined.  It is this average yield that will be used in the calculation of NII on investable funds.  Yields will be updated annually.  Invested assets are allocated to segments in proportion to the pretax allocation of NII.  It is not practicable to apply this methodology to historical businesses and, as such, actual (versus allocated) NII is included in revenues and operating income of the restated segments for periods prior to the merger.  The Company believes that the differences are not significant to a comparison with the new segment presentation.  It is also not practicable to present total assets for restated Commercial and Specialty segments for periods prior to the merger.

The specific business segment attributes are as follows:

Commercial

The Commercial segment offers property and casualty insurance and insurance-related services to commercial enterprises and includes certain exposures related to such businesses.  Commercial is organized into three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations.  The marketing and underwriting groups include the following:

•                  Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid-sized businesses for property products.  Commercial Accounts sells a broad range of property and casualty insurance products including property, general liability, commercial auto and workers’ compensation coverages through a large network of independent agents and brokers.

•                  Select Accounts serves small businesses and offers property, liability, commercial auto and workers’ compensation insurance.  Products offered by Select Accounts are guaranteed cost policies, often a packaged product covering property and liability exposures.

•                  National Accounts provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  Insurance products, placed through large national and regional brokers, are generally priced on a loss-sensitive basis (where the ultimate premium or fee charged is adjusted based on actual loss experience), while loss administration services are sold on a fee for service basis to companies who prefer to self-insure all or a portion of their risk.  National Accounts also includes the Company’s residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

Commercial also includes the results from the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations that were acquired in the merger; and policies written by the Company’s wholly-owned subsidiary Gulf Insurance Company (Gulf) (prior to the integration of these products into Specialty).  These operations are collectively referred to as Commercial Other.

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

•      Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs.  These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities, Specialty Excess & Surplus, Discover Re and Personal Catastrophe Risk.

•      International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyd’s.

Personal

Personal writes virtually all types of property and casualty insurance covering personal risks.  The primary coverages in this segment are personal automobile and homeowners insurance sold to individuals.

Asset Management

The Asset Management segment is comprised of the Company’s majority interest in Nuveen Investments, Inc., whose core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments.  Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.  Nuveen Investments also provides managed account services to several institutional market segments and channels.  Nuveen Investments markets its capabilities under four distinct brands: NWQ (value-style equities); Nuveen (fixed income investments); Rittenhouse (conservative growth-style equities); and Symphony, an institutional manager of market-neutral alternative investment portfolios.  Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.”  The Company’s interest in Nuveen Investments is approximately 79%.

The following tables summarize the components of the Company’s revenues, operating income (loss) and total assets by reportable business segments:

(at and for the three months ended September 30, in millions)	Commercial		Specialty		Personal		Asset Management	Total Reportable Segments

2004 Revenues
Premiums	$2,315		$1,515		$1,439		$—	$5,269
Net investment income	417		156		92		—	665
Fee income	178		8		—		—	186
Asset management	—		—		—		132	132
Other revenues	23		7		22		—	52
Total operating revenues (1)	$2,933		$1,686		$1,553		$132	$6,304

Operating income (1)	$260		$2		$127		$29	$418
Assets	$66,611		$26,344		$11,553		$2,591	$107,099

2003 Revenues
Premiums	$1,626		$291		$1,232		$ n/a	$3,149
Net investment income	326		42		90		n/a	458
Fee income	131		3		—		n/a	134
Other revenues	4		3		20		n/a	27
Total operating revenues (1)	$2,087		$339		$1,342		$ n/a	$3,768

Operating income (1)	$328		$51		$88		$ n/a	$467
Assets	n/a	(2)	n/a	(2)	n/a	(2)	n/a	$63,048

(1)          Operating revenues exclude net realized investment gains (losses) and operating income equals net income excluding the after-tax impact of net realized investment gains (losses).

(2)          It is not practicable to restate assets by segment for prior periods.

(at and for the nine months ended September 30, in millions)	Commercial		Specialty		Personal		Asset Management	Total Reportable Segments

2004 Revenues
Premiums	$6,404		$3,254		$4,104		$—	$13,762
Net investment income	1,253		342		330		—	1,925
Fee income	510		19		—		—	529
Asset management	—		—		—		253	253
Other revenues	49		12		66		—	127
Total operating revenues (1)	$8,216		$3,627		$4,500		$253	$16,596

Operating income (loss) (1)	$1,054		$(864)		$561		$56	$807
Assets	$66,611		$26,344		$11,553		$2,591	$107,099

2003 Revenues
Premiums	$4,811		$854		$3,563		$ n/a	$9,228
Net investment income	964		135		270		n/a	1,369
Fee income	391		13		—		n/a	404
Other revenues	24		6		65		n/a	95
Total operating revenues (1)	$6,190		$1,008		$3,898		$ n/a	$11,096

Operating income (1)	$829		$164		$307		$ n/a	$1,300
Assets	n/a	(2)	n/a	(2)	n/a	(2)	n/a	$63,048

(1)          Operating revenues exclude net realized investment gains (losses) and operating income (loss) equals net income excluding the after-tax impact of net realized investment gains (losses).

(2)          It is not practicable to restate assets by segment for prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Revenue reconciliation
Earned premiums
Commercial:
Commercial multi-peril	$640	$539	$1,813	$1,560
Workers’ compensation	408	281	1,094	805
Commercial automobile	428	328	1,220	969
Property	450	254	1,213	752
General liability	353	186	980	608
Other	36	38	84	117
Total Commercial	2,315	1,626	6,404	4,811
Specialty:
Workers’ compensation	148	20	317	78
Commercial automobile	118	26	263	76
Property	111	2	224	7
General liability	141	—	281	—
International	304	—	612	—
Other	693	243	1,557	693
Total Specialty	1,515	291	3,254	854
Personal:
Automobile	851	753	2,458	2,196
Homeowners and other	588	479	1,646	1,367
Total Personal	1,439	1,232	4,104	3,563
Total earned premiums	5,269	3,149	13,762	9,228
Net investment income	665	458	1,925	1,369
Fee income	186	134	529	404
Other revenues	52	27	127	95
Total Insurance Operations	6,172	3,768	16,343	11,096
Asset Management	132	—	253	—
Total operating revenues for reportable segments	6,304	3,768	16,596	11,096
Interest Expense and Other	6	1	9	2
Net realized investment losses	(49)	(23)	(36)	—
Total consolidated revenues	$6,261	$3,746	$16,569	$11,098

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$418	$467	$807	$1,300
Interest Expense and Other	(46)	(25)	(131)	(88)
Total operating income	372	442	676	1,212
Net realized investment losses	(32)	(16)	(24)	(5)
Total consolidated net income	$340	$426	$652	$1,207

Asset reconciliation
Total assets for reportable segments	$107,099	$63,048	$107,099	$63,048
Other assets	2,584	487	2,584	487
Total consolidated assets	$109,683	$63,535	$109,683	$63,535

5.     INVESTMENTS

The Company’s investment portfolio includes the fixed maturities, equity securities, and other investments acquired in the merger at their fair values as of the merger date.  The fair value at acquisition became the new cost basis for these investments.

The amortized cost and fair value of the Company’s investments in fixed maturities classified as available for sale were as follows:

(at September 30, 2004, in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$9,153	$183	$35	$9,301
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,980	42	23	2,999
Obligations of states, municipalities and political subdivisions	24,411	882	40	25,253
Debt securities issued by foreign governments	1,839	13	13	1,839
All other corporate bonds	13,799	355	109	14,045
Redeemable preferred stock	192	14	1	205
Total	$52,374	$1,489	$221	$53,642

(at December 31, 2003, in millions)

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,497	$248	$8	$7,737
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,343	41	—	1,384
Obligations of states, municipalities and political subdivisions	14,616	814	2	15,428
Debt securities issued by foreign governments	243	16	3	256
All other corporate bonds	7,537	475	27	7,985
Redeemable preferred stock	242	16	2	256
Total	$31,478	$1,610	$42	$33,046

The cost and fair value of investments in equity securities were as follows:

(at September 30, 2004, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses

Common stock	$173	$21	$2	$192
Non-redeemable preferred stock	612	52	4	660
Total	$785	$73	$6	$852

(at December 31, 2003, in millions)

Common stock	$71	$19	$1	$89
Non-redeemable preferred stock	601	53	10	644
Total	$672	$72	$11	$733

The cost and fair value of investments in venture capital, which were acquired in the merger and are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

(at September 30, 2004, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses

Venture capital	$482	$13	$25	$470

Impairments

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.  Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.  Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, requires the Company to periodically update its best estimate of cash flows over the life of the security.  If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.

A fixed maturity security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms.  Equity securities are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period.  Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover prior to the expected date of sale.

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

•                        consideration of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment; and

•                        determination of the status of each analyzed investment as other than temporary or not, with documentation of the rationale for the decision.

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

Unrealized Investment Losses

The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at September 30, 2004, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$3,804	$34	$30	$1	$3,834	$35
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,961	22	39	1	2,000	23
Obligations of states, municipalities and political subdivisions	4,664	39	49	1	4,713	40
Debt securities issued by foreign governments	1,512	12	10	1	1,522	13
All other corporate bonds	7,455	105	270	4	7,725	109
Redeemable preferred stock	8	—	16	1	24	1
Total fixed maturities	19,404	212	414	9	19,818	221
Equity securities
Common stock	92	2	2	—	94	2
Nonredeemable preferred stock	69	2	22	2	91	4
Total equity securities	161	4	24	2	185	6
Venture capital	52	25	—	—	52	25
Total	$19,617	$241	$438	$11	$20,055	$252

Impairment charges included in net realized investment losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Fixed maturities	$9	$6	$23	$62
Equity securities	2	1	5	5
Venture capital	12	—	26	—
Real estate and other	5	—	8	17
Total	$28	$7	$62	$84

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of its management of exposure to changes in interest rates.  The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker.  The notional value of the open U.S. Treasury futures contracts was $1.33 billion at September 30, 2004.  These derivative instruments are not designated and do not qualify as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and as such the daily mark-to-market settlement is reflected in net realized investment gains or losses.

During the third quarter of 2004, the Company terminated its interest rate swap agreements which had been acquired in the merger. The notional value of these swaps was $730 million at the time of termination. These interest rate swap agreements were used to manage the exposure of certain of its fixed rate debt to changes in interest rates. These derivative instruments did not qualify for continued hedge accounting following the merger and, as such, the mark-to-market changes in fair value were reflected in net realized investment gains or losses prior to the termination of these agreements.  The Company received net proceeds of $25 million upon termination of these agreements, and recorded a pretax realized investment loss of $2 million.

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

6.              CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after-tax)	2004	2003	2004	2003

Net income	$340	$426	$652	$1,207
Change in net unrealized gain on investment securities, net of reclassification	718	(173)	(202)	319
Other changes	2	3	(38)	17
Total changes in equity from nonowner sources	$1,060	$256	$412	$1,543

7.              EARNINGS PER SHARE (EPS)

EPS has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  The computation of diluted EPS reflects the effect of potentially dilutive securities.  Excluded from the computation of diluted EPS were approximately 17 million of potentially dilutive shares related to convertible junior subordinated notes payable because the contingency conditions for their issuance have not been satisfied.  See note 3.

The weighted average number of common shares outstanding applicable to basic and diluted EPS for all periods presented have been restated to reflect the exchange of each share of TPC common stock for 0.4334 shares of the Company’s common stock.  The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2004	2003	2004	2003
Basic
Net income, as reported	$340	$426	$652	$1,207
Preferred stock dividends, net of taxes	(2)	—	(4)	—
Net income available to common shareholders	$338	$426	$648	$1,207

Diluted
Net income available to common shareholders	$338	$426	$648	$1,207
Effect of dilutive securities:
Equity unit stock purchase contracts	4	—	8	—
Convertible preferred stock	1	—	3	—
Zero coupon convertible notes	1	—	1	—
Net income available to common shareholders	$344	$426	$660	$1,207

Common Shares
Basic
Weighted average shares outstanding	665.9	434.3	588.7	434.4

Diluted
Weighted average shares outstanding	665.9	434.3	588.7	434.4
Weighed average effects of dilutive securities:
Stock options and other incentive plans	2.6	2.4	3.0	2.3
Equity unit stock purchase contracts	15.2	—	10.2	—
Convertible preferred stock	5.1	—	3.5	—
Zero coupon convertible notes	2.4	—	1.6	—
Total	691.2	436.7	607.0	436.7

Net Income Per Common Share
Basic	$0.51	$0.98	$1.10	$2.78
Diluted	$0.50	$0.98	$1.09	$2.76

8.     CAPITAL AND DEBT

Long-term debt and convertible notes payable outstanding were as follows:

(in millions)	September 30, 2004	December 31, 2003

Medium-term notes with various maturities from 2004 to 2010	$397	$—
7.875% Notes due 2005	238	—
7.125% Notes due 2005	79	—
6.75% Notes due 2006	150	150
5.75% Notes due 2007	500	—
5.25% Notes due 2007	442	—
3.75% Notes due 2008	400	400
8.125% Notes due 2010	250	—
7.81% Notes due on various dates through 2011	20	24
5.00% Notes due 2013	500	500
7.75% Notes due 2026	200	200
7.625% Subordinated debentures due 2027	125	—
8.47% Subordinated debentures due 2027	81	—
4.50% Convertible junior subordinated notes payable due 2032	893	893
6.00% Convertible notes payable due 2032	—	50
6.375% Notes due 2033	500	500
8.50% Subordinated debentures due 2045	56	—
8.312% Subordinated debentures due 2046	73	—
7.60% Subordinated debentures due 2050	593	—
Nuveen Investments’ third-party debt due 2008	305	—
Commercial paper	325	—
4.50% Zero coupon convertible notes due 2009	117	—
Subtotal	6,244	2,717
Unamortized fair value adjustment	263	—
Debt issuance costs	(40)	(42)
Total	$6,467	$2,675

The Company’s consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date.  The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method.  The amortization of the fair value adjustment reduced interest expense by $19 million and $38 million in the three and nine month periods ended September 30, 2004, respectively.

The following table presents the unamortized fair value adjustment and the related effective interest rate on the SPC debt instruments acquired in the merger:

(in millions)	Issue Rate		Maturity Date	Unamortized Fair Value Purchase Accounting Adjustment at September 30, 2004	Effective Interest Rate to Maturity

Senior notes	7.875%		Apr 2005	$8	1.645%
	7.125%		Jun 2005	3	1.881%
	5.750%		Mar 2007	37	2.625%
	5.250	% (1)	Aug 2007	15	1.389%
	8.125%		Apr 2010	47	4.257%

Medium-term notes	6.4-7.4%		Through 2010	37	3.310%

Subordinated debentures	7.625%		Dec 2027	22	6.147%
	8.470%		Jan 2027	7	7.660%
	8.500%		Dec 2045	17	6.362%
	8.312%		Jul 2046	20	6.362%
	7.600%		Oct 2050	43	7.057%

Nuveen Investment’s debt	4.220%		Sep 2008	6	3.674%

Zero Coupon convertible notes	4.500	% (2)	Mar 2009	1	4.175%
Unamortized fair value adjustment				$263

(1)  These notes mature in August 2007.  In July 2002, concurrent with the issuance of 17.8 million of common shares in a public offering, 8.9 million equity units were issued, each having a stated amount of $50, for gross consideration of $443 million.  Each equity unit initially consists of a forward purchase contract maturing in 2005 for the Company’s common stock, and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares to be purchased will be determined based on a formula that considers the average trading price of the stock immediately prior to the time of settlement in relation to the $24.20 per share price at the time of the offering.  If the settlement date had been September 30, 2004, the Company would have issued approximately 15 million common shares based on the average trading price of its common stock immediately prior to that date.

(2)  These notes mature in 2009, but are redeemable at any time for an amount equal to the original issue price plus accreted original issue discount.

The Company maintains an $800 million commercial paper program and $1 billion of bank credit agreements.  Pursuant to covenants in two of the credit agreements, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  Pursuant to covenants in a third credit agreement with TPC, TPC and its subsidiaries must maintain combined statutory capital and surplus in excess of $5.5 billion and maintain a ratio of total consolidated debt as of the last day of any fiscal quarter of not greater than 0.45 to 1.00.  The Company was in compliance with those covenants at September 30, 2004, and there were no amounts outstanding under the credit agreements as of that date.

On April 1, 2004, The St. Paul Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings, Inc. (TIGHI).  The guarantees pertain to the $150 million 6.75% Notes due 2006, the $400 million 3.75% Notes due 2008, the $500 million 5.00% Notes due 2013, the $200 million 7.75% Notes due 2026, the $893 million 4.5% Convertible Notes due 2032 and the $500 million 6.375% Notes due 2033.

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.42 billion is available in 2004 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $1.40 billion of dividends from its insurance subsidiaries during the first nine months of 2004.

9.     INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of September 30, 2004:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net

Intangibles subject to amortization
Customer-related	$1,017	$211	$806
Marketing-related	20	5	15
Contract-based	145	8	137
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(47)	238
Total intangibles assets subject to amortization	1,373	177	1,196

Intangible assets not subject to amortization
Marketing-related	15	-	15
Contract-based	511	-	511
Total intangible assets not subject to amortization	526	-	526
Total intangible assets	$1,899	$177	$1,722

The September 30, 2004 ending balance of $1.72 billion includes $1.38 billion of intangible assets acquired in the merger (see note 2).  Contract-based intangibles include management contracts associated with Nuveen Investments’ asset management business based on the present value of expected cash flows related to the management contracts.  Amounts related to this business are included in the Company’s 79% ownership interest in Nuveen Investments.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class, for the three and nine months ended September 30, 2004:

(in millions)	Three months ended September 30, 2004	Nine months ended September 30, 2004

Customer-related	$39	$91
Marketing-related	2	5
Contract-based	4	8
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	(11)	(47)
Total amortization expense	$34	$57

At December 31, 2003, the Company had $422 million of intangible assets, with a gross carrying amount of $555 million and accumulated amortization of $133 million.  All of these intangible assets were customer-related and subject to amortization.  Amortization expense was $12 million and $29 million for the three months and nine months ended September 30, 2003, respectively.

Intangible asset amortization expense is estimated to be $35 million for the remainder of 2004, $159 million in 2005, $162 million in 2006, $156 million in 2007, $136 million in 2008, and $110 million in 2009.

Goodwill

The Company had goodwill with a carrying amount of $2.41 billion as of December 31, 2003.  As a result of the acquisition of SPC, $2.89 billion of goodwill was recorded on April 1, 2004.  Additional purchase accounting adjustments of $6 million recorded in the third quarter increased goodwill attributable to the acquisition to a total of $2.90 billion as of September 30, 2004.  These additional purchase accounting adjustments primarily represented changes in estimate of the fair value of assets acquired and liabilities assumed as of April 1, 2004.  The carrying amount of the Company’s goodwill as of September 30, 2004 was $5.30 billion.

The following table presents goodwill by segment as of September 30, 2004:

(in millions)	September 30, 2004

Commercial	$1,912
Specialty	907
Personal	613
Asset management	1,711
Other	158
Total	$5,301

10.  PENSION PLANS AND RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

The following table summarizes the components of net pension and postretirement benefit expense recognized in the consolidated statement of income for the Company’s plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Pension Plans

Service cost	$14	$7	$36	$21
Interest cost on benefit obligation	27	9	63	27
Expected return on plan assets	(36)	(10)	(83)	(29)
Amortization of unrecognized:
Prior service cost	(1)	(1)	(4)	(4)
Net actuarial loss	2	1	6	4
Net benefit expense	$6	$6	$18	$19

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Postretirement benefit plans

Service cost	$1	$—	$2	$—
Interest cost on benefit obligation	4	—	10	1
Expected return on plan assets	—	—	(1)	—
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net actuarial loss	—	—	—	—
Net benefit expense	$5	$—	$11	$1

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

TPC is involved in bankruptcy and two other significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims are covered by insurance policies issued by TPC.  These proceedings have resulted in decisions favorable to TPC, although those decisions are subject to appellate review.  The status of the various proceedings is described below.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware).  In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion.  ACandS asserts that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling described below, TPC is liable for 45% of the $2.80 billion.  On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization.  The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code.  ACandS has filed a notice of appeal of the bankruptcy court’s decision and has filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court.  TPC has moved to dismiss the appeal and objections and has also filed an opposition to ACandS’ objections.

One of the proceedings was an arbitration commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  On September 16, 2004, the Court entered an order denying ACandS’ motion to vacate the arbitration award.  On October 6, 2004, ACandS filed a notice of appeal.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D. Ct. E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision.  The Court found the dispute was moot as a result of the arbitration panel’s decision.  The Court, therefore, based on the arbitration panel’s decision, dismissed the case.  On October 6, 2004, ACandS filed a notice of appeal.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio and Texas state courts against TPC, SPC and United States Fidelity and Guaranty Corporation (USF&G) and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, had been subject to a temporary restraining order entered by the federal bankruptcy court in New York that had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns Manville.  In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoined these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  Notwithstanding the injunction, additional Common Law Claims were filed and served on TPC.

On November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached.  This settlement includes a lump sum payment of up to $412 million by TPC, subject to a number of significant contingencies.  After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached.  This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies.  Each of these settlements was contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court in connection with the original Johns-Manville bankruptcy proceedings.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred.  The order also applies to similar direct action claims that may be filed in the future.

Several notices of appeal from that order have been taken and are currently pending.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.  It is not possible to predict how appellate courts will rule on the pending appeals.

SPC and USF&G, which are not covered by the bankruptcy court rulings on the settlements described above, have numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against them.  Many of these defenses have been raised in initial motions to dismiss filed by SPC and USF&G and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 in Ohio on some of these motions filed by SPC, USF&G and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  The plaintiffs in these actions have appealed these favorable rulings.  SPC’s and USF&G’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos Claims and Litigation”, “– Environmental Claims and Litigation” and “– Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

The trial courts ordered dismissal of the Alabama, California, Kentucky, Pennsylvania and New York cases, and one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.).  In addition, the trial courts have ordered partial dismissals of five other cases: those pending in Tennessee, New Jersey, Illinois, Missouri and Arizona.  The trial courts in Georgia, Texas and Michigan denied defendants’ motions to dismiss.  The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily.  The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal.  After the rulings described above, the plaintiffs withdrew the New York and Michigan cases.  Although the trial court in Texas granted class certification, the appellate court subsequently reversed that ruling, holding that class certification should not have been granted and the United States Supreme Court denied plaintiff’s request for further review of that appellate ruling.  TPC is vigorously defending all of the pending cases and the Company’s management believes TPC has meritorious defenses; however, the outcome of these disputes is uncertain.

From time to time the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company's reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraph.

Gulf, a wholly-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on May 12, 2004, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  The reinsurers have asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract.  Separate actions filed by Transatlantic and Gerling have been consolidated with the original Gulf action for pre-trial purposes.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.

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

Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters to have a material adverse effect on its results of operations in a future period.

TPC and its board of directors were named as defendants in three purported class action lawsuits brought by four of TPC’s former shareholders seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT December 15, 2003). The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants.  On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval of the settlements.  The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys’ fees.  In light of the August 2004 shareholder litigation described below, the parties are evaluating how to proceed.

Beginning in August 2004, following post-merger announcements by the Company regarding, among other things, the levels of its reserves, shareholders of the Company commenced a number of purported class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota and the New York State Supreme Court, New York County.  The complaints allege that the Company issued false or misleading statements in connection with the April 2004 merger between TPC and SPC.  The complaints do not specify damages.  In addition, a derivative suit has been filed against the Company and certain of its current and former officers and directors in the District of Minnesota, alleging common law claims arising out of the same facts and circumstances.  The Company believes that these lawsuits have no merit and intends to defend them vigorously.

In connection with SPC’s Western MacArthur asbestos litigation, which was recently settled, several purported class action lawsuits were filed in the fourth quarter of 2002 against SPC and its chief executive officer and chief financial officer.  In the first quarter of 2003, the lawsuits were consolidated into a single action, which made various allegations relating to the adequacy of SPC’s previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and sought unspecified damages and other relief.  In the second quarter of 2004, SPC executed a definitive settlement agreement and the court granted final approval of the settlement in the third quarter of 2004.

Following recent announcements by a number of governmental and regulatory authorities of industry-wide investigations of insurance sales practices, a civil purported class action lawsuit was filed on November 1, 2004, in federal court in the District of Minnesota against the Company and certain of its current and former officers and directors.  The complaint alleges that the Company violated federal securities law by issuing false and misleading statements relating to contingent commissions paid to insurance brokers.  The Company believes the allegations in the complaint are without merit and intends to defend vigorously.

SPC had disclosed in its Securities and Exchange Commission filings prior to the merger that its pretax net exposure with regard to surety bonds it had issued on behalf of companies operating in the energy trading sector totaled approximately $336 million at March 31, 2004, with the largest individual exposure approximating $173 million.  In July 2004, the company with the largest individual exposure announced an agreement to provide collateral to support the two surety bonds issued to it by SPC.  In the third quarter of 2004, that company provided all of the collateral required by the July agreement.  As a result of receipt of the collateral and implementation of the July agreement, one of the two bonds has been released and the Company expects to resolve its exposure on the other bond within its previously established reserves.

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

As part of ongoing, industry-wide investigations of insurance sales practices, the Company has received subpoenas and similar requests for information from the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Connecticut and the Office of the Attorney General of the State of Minnesota, requesting documents and seeking information relating to the conduct of business between insurance brokers and the Company and its subsidiaries. A number of the Company's subsidiaries have also received similar requests for information from the North Carolina Department of Insurance and the Illinois Department of Financial and Professional Regulation Division of Insurance. It has been widely reported that other governmental and regulatory authorities are conducting similar inquiries, and the Company and its subsidiaries may receive additional requests for information from these authorities. The Company will cooperate fully with these requests for information.

Other Commitments and Guarantees

Commitments – The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships, and certain other venture capital entities.  The Company’s total future estimated obligations related to its venture capital investments were $309 million at September 30, 2004.  In the normal course of business, the Company has additional unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests.  These additional commitments totaled $512 million and $652 million at September 30, 2004 and December 31, 2003, respectively.

Guarantees – As part of the merger, the Company assumed certain contingent obligations for guarantees related to agency loans, issuances of debt securities, third party loans related to venture capital investments, various guarantees and indemnifications in connection with the transfer of ongoing reinsurance operations to Platinum Underwriters Holdings, Ltd., and various indemnifications related to the sale of business entities.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, premium deficiencies or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitation, or in some cases agreed upon term limitations.  As of September 30, 2004, the aggregate amount of the Company’s quantifiable indemnification obligations in effect for sales of business entities was $1.89 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.

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

The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.  In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers.  In recent years, the Company has experienced an increase in the frequency of these reinsurance coverage disputes.  Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company’s rights and obligations under the various reinsurance agreements.  The Company employs dedicated specialists and aggressive strategies to manage reinsurance collections and disputes.

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

The allowance for estimated uncollectible reinsurance recoverables was $727 million and $386 million at September 30, 2004 and December 31, 2003, respectively.  The increase in the allowance included $140 million of provisions related to reinsurance recoverables acquired in the merger, $116 million related to conforming the Company’s accounting methods for estimating uncollectible reinsurance and $85 million related to the Company’s ongoing review process described above.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and claims and claim adjustment expenses for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Premiums written
Direct	$5,850	$3,881	$15,678	$11,186
Assumed	248	135	650	358
Ceded	(1,048)	(640)	(2,546)	(1,732)
Net premiums written	$5,050	$3,376	$13,782	$9,812

Premiums earned
Direct	$5,971	$3,605	$15,638	$10,548
Assumed	283	116	747	363
Ceded	(985)	(572)	(2,623)	(1,683)
Net premiums earned	$5,269	$3,149	$13,762	$9,228

Claims and claim adjustment expenses
Direct	$4,403	$2,621	$11,837	$7,821
Assumed	470	60	745	313
Ceded	(794)	(449)	(1,349)	(1,414)
Policyholder dividends	7	5	3	16
Net claims and claim adjustment expenses	$4,086	$2,237	$11,236	$6,736

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

13.       CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

Claims and claim adjustment expense reserves were as follows:

(in millions)	September 30, 2004	December 31, 2003
Property-casualty reserves	$57,240	$34,474
Accident and health	140	99
Total	$57,380	$34,573

Claims and claim adjustment expense reserves at September 30, 2004 increased by $22.81 billion over year-end 2003, primarily as a result of the merger with SPC and significant catastrophe losses incurred in the third quarter 2004.  Of this increase, $19.50 billion resulted from including the acquired reserves and $1.34 billion was due to second quarter reserve adjustments ($1.17 billion, net of reinsurance), including actions taken to conform to the Company’s accounting and actuarial methods for construction and surety reserves.

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

During the second quarter, the Company analyzed the acquired construction reserves using its long-established unit which tracks, disaggregates and studies construction claims for these three categories.  The Company applied its actuarial models and experience and then determined that $500 million of additional reserves would be recorded.  The Company recorded this amount as a charge in the second quarter since it determined that the effect of the change in accounting and actuarial methods was inseparable from the effect of the change in estimate.

The change in surety reserves has two components: (1) conformity of accounting and actuarial methods and (2) net strengthening of reserves due to the financial condition of a construction contractor.

With respect to conformity of methodologies, the Company establishes its surety reserves when it is determined that a contractor is not likely to be capable of completing its bonded obligations in accordance with their respective terms (i.e., reserves are evaluated on a contractor-by-contractor basis). The acquired reserves were established for each bond when it was determined that the individual project was not likely to be completed in accordance with its terms (i.e., reserves were evaluated on a project-by-project basis).  This change, along with other conformity changes, resulted in a pretax increase in surety reserves of $470 million ($300 million, net of reinsurance).  This also resulted in an additional liability, primarily for reinstatement premiums, of $75 million, which was reported in payables for reinsurance premiums.

Also, in response to first quarter developments that included requests for additional advances by a specific construction contractor and that resulted in a first quarter charge by SPC, a comprehensive update of exposures to this construction contractor was completed in the second quarter.  Detailed reviews performed by independent engineering and accounting firms resulted in increases in estimates of costs to complete the contractor’s existing projects. The Company also performed analyses of the contractor’s business and financial condition, the impact of various completion alternatives on the cost to complete bonded projects, liquidated damages, reinsurance recoveries, co-surety participation and collateral.  Based upon these analyses, the Company recorded an increase of $252 million to its surety reserves in the second quarter.

In total, the Company recorded charges of $722 million ($552 million, net of reinsurance), related to the acquired surety reserves during the second quarter since it determined that the effect of the change in accounting and actuarial methods was inseparable from the effect of the change in estimate.

Separately, the fair value adjustments to the acquired claims and claim adjustment expense reserves and reinsurance recoverables as of April 1, 2004, the merger date, are reported as intangible assets and are being amortized over the expected payout period of the acquired reserves.  See note 2.

Impact of Catastrophe Losses

The Company recorded pretax catastrophe losses, net of reinsurance, of $612 million ($402 million after-tax) in the third quarter of 2004, all of which resulted from four hurricanes – Charley, Frances, Ivan and Jeanne – that made landfall in the southeastern United States, with the heaviest damage occurring in Florida.  Gross catastrophe losses incurred in the third quarter of 2004 totaled $729 million.  Catastrophe losses in the third quarter of 2003, net of reinsurance, totaled $128 million ($83 million after-tax) and were largely the result of Hurricane Isabel.  Those losses were included in the Company’s business segments in the respective periods as follows:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
(in millions)	Pretax	After-tax	Pretax	After-tax

Commercial	$284	$184	$36	$23
Specialty	186	126	—	—
Personal	142	92	92	60
Total	$612	$402	$128	$83

For the nine months ended September 30, 2004, catastrophe losses totaled $656 million ($431 million after-tax), compared with catastrophe losses of $306 million ($199 million after-tax) in the same period of 2003.

14.       RESTRUCTURING ACTIVITIES

During the second quarter of 2004, the Company’s management approved and committed to plans to terminate and relocate certain employees and to exit certain activities.  The cost of these actions has been recognized as a liability and is included in either the allocation of the purchase price or recorded as part of general and administrative expenses.  The following table summarizes the Company’s costs related to these plans.

(in millions)	Accrued Costs	Payments	Adjustments	Balance at September 30, 2004
Charges
Employee termination and relocation costs	$71	$(32)	$—	$39
Costs to exit leases	4	(1)	—	3
Other exit costs	4	(2)	—	2
Total included in the allocation of purchase price	79	(35)	—	44
Employee termination costs included in general and administrative expenses	40	(2)	1	39
Total restructuring costs	$119	$(37)	$1	$83

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

15.       INCENTIVE PLANS

In accordance with the merger agreement, the outstanding stock options to purchase shares in TPC common stock were converted into options to purchase the Company’s common stock, and the restricted stock awards in TPC common stock were converted to restricted stock awards in the Company’s common stock.  These stock options and restricted stock awards retained the same terms and conditions that were applicable prior to the conversion.  The 0.4334 merger exchange ratio was applied to the outstanding stock options and restricted stock awards to reflect this conversion.  Under the TPC stock option programs, the exercise price is equal to the fair value of the Company’s common stock at the time of grant.  Generally, options vest 20% each year over a five-year period and may be exercised for a period of ten years from date of grant.

Also in connection with the merger, the Company assumed 23 million outstanding SPC stock options, of which approximately 4 million remained unvested, and assumed approximately 240,000 of outstanding SPC restricted stock awards related to SPC equity-based compensation plans.  These stock options and restricted stock awards retained the same terms and conditions that were applicable prior to the merger.  Under the SPC stock option programs, the exercise price is equal to the fair value of the Company’s common stock at the time of grant.  Generally, options vest 25% each year over a four-year period and may be exercised for a period of ten years from date of grant.  Under the SPC Capital Accumulation Plan, the number of shares included in the restricted stock award is calculated at a 10% discount from the market price at the time of the award and generally vests in full after a two-year period.  The estimated fair value of all the outstanding SPC stock options at April 1, 2004 was $186 million and was included in the determination of the purchase price based upon the announcement date market price per share of SPC common stock, using an option-pricing model.  The unvested stock option awards and the restricted stock awards require the holder to render service during the vesting period and are therefore considered unearned compensation.  At April 1, 2004, the estimated fair values of the unvested awards and restricted stock awards were $35 million and $9 million, respectively, and have been included in unearned compensation as a separate component of equity.  The unearned compensation expense is being recognized as a charge to income over the remaining vesting period.

On January 22, 2004 and January 23, 2003, TPC, through its Capital Accumulation Program, issued 847,593 and 842,368 shares, respectively, of class A common stock in the form of restricted stock to participating officers and other key employees.  The fair value per share of the class A common stock was $41.35 and $37.33, respectively.  The shares issued and the fair value of the class A common stock have been restated to reflect the exchange of each share of TPC common stock for 0.4334 shares of the Company’s stock.  The restricted stock generally vests after a three-year period.  Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period.  The unamortized unearned compensation expense associated with these awards is included as unearned compensation as a separate component of equity in the consolidated balance sheet.  Unearned compensation expense is recognized as a charge to income ratably over the vesting period.

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

In addition to the Company’s equity-based compensation plans discussed above, Nuveen Investments has an equity-based compensation plan in which awards are granted in Nuveen Investments’ publicly traded common stock.  The after-tax compensation cost associated with these awards included in the Company’s earnings was approximately $5 million.

The Company’s Board of Directors, in connection with the merger, adopted The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan), which was also approved by the Company’s shareholders on July 28, 2004.  The purposes of the 2004 Incentive Plan are to reward the efforts of the Company’s non-employee directors, executive officers and other employees and to attract new personnel by providing incentives in the form of stock-based awards.  The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock.  The maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2004 Incentive Plan is 35 million shares.

The Company’s Board of Directors, in connection with the merger, also adopted a compensation plan for non-employee directors (the directors plan) on the same date.  Under the directors plan, the directors receive their annual compensation in the form of a retainer, a deferred stock award and a stock option award.  Each director may choose to receive their annual retainer in the form of cash, common stock or deferred stock.  Deferred stock awards vest one year after the date of award and may accumulate until distribution at a future date or upon termination of their service.  The shares of the Company’s common stock issued under the directors plan are awarded as part of the 2004 Incentive Plan.

16.       INCOME TAXES

The components of income tax expense (benefit) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Income tax expense (benefit):
Federal:
Current	$99	$60	$213	$(138)
Deferred	(62)	70	(187)	510
Total federal income tax expense	37	130	26	372
Foreign	28	2	42	5
State	7	—	14	—
Total income tax expense	$72	$132	$82	$377

The Company’s net deferred tax asset increased by $1.25 billion from the period December 31, 2003 to September 30, 2004.  This increase was primarily due to the addition of $937 million of deferred tax assets as a result of the merger and a reduction in the Company’s unrealized investment gains during that period.

17.       OTHER ACQUISITIONS AND DISPOSITIONS

Platinum Underwriters Holdings, Ltd. (Platinum)

In June 2004, the Company sold six million shares of common stock of Platinum that it had acquired in connection with the merger.  Total proceeds from the sale were approximately $177 million, which resulted in a net after-tax realized investment loss of $13 million.  The carrying value of the Company’s investment in Platinum had been adjusted to fair value as of the April 1, 2004 merger date as a purchase accounting adjustment.  The Company retained its ownership of options to purchase up to six million additional Platinum common shares at an exercise price of $27 per share, which represents 120% of the initial public offering price of Platinum’s shares.

Commercial Insurance Resources, Inc.

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group, completed a transaction with a group of outside investors and senior employees of Gulf Insurance Group.  Capital investments made by the investors and employees included $85.9 million of mandatorily convertible preferred stock at a purchase price of $8.83 per share, $49.7 million of aggregate principal of convertible notes and $0.4 million of common shares at a purchase price of $8.83 per share, representing a 24% ownership interest, on a fully diluted basis.  The dividend rate on the preferred stock was 6%.  The interest rate on the notes was 6.0% payable on an interest-only basis.  The notes were to mature on December 31, 2032.  Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively, Trident) invested $125 million, and a group of approximately 75 senior employees of Gulf Insurance Group invested $14.2 million.  Fifty percent of the CIRI senior employees’ investment was financed by CIRI.  The financing was collateralized by the CIRI securities purchased and was forgivable if Trident achieved certain investment returns.  The applicable agreements provided for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors.

On May 28, 2004, The Travelers Indemnity Company (Indemnity), a subsidiary of the Company, completed its previously announced transaction with Trident to purchase all of the outstanding shares (8,970,000 shares) of the mandatorily convertible preferred stock held by Trident at a purchase price of $8.83 per share and the convertible notes held by Trident for $45.8 million.  By June 30, 2004, Indemnity completed its purchase from employees of $6.6 million of the mandatorily convertible preferred stock at a purchase price of $8.83 per share, convertible notes with an aggregate principal amount of $3.8 million, and common equity of $3.1 million at a purchase price of $8.83 per share.  The notes that were previously issued to employees to finance 50% of their investment in CIRI were assumed by Indemnity as part of the agreement to purchase the employees’ investments in CIRI.  The excess of the cost to repurchase the minority interest over the minority interest carrying value on the consolidated balance sheet was recorded as a charge to additional paid-in capital during the second quarter.

18.       CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES AND SUBSIDIARIES

The following consolidating financial statements of the Company and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.  The Company has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of September 30, 2004.

Prior to the merger, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI.  The Company has fully and unconditionally guaranteed such guarantee obligations of TPC.  TPC is deemed to have no assets or operations independent of TIGHI.  Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended September 30, 2004
(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Revenues
Premiums	$3,465	$1,804	$—	$—	$5,269
Net investment income	450	215	2	—	667
Fee income	176	10	—	—	186
Asset management	—	132	—	—	132
Net realized investment losses	(11)	(33)	(5)	—	(49)
Other revenues	30	28	2	(4)	56
Total revenues	4,110	2,156	(1)	(4)	6,261

Claims and expenses
Claims and claim adjustment expenses	2,495	1,591	—	—	4,086
Amortization of deferred acquisition costs	558	262	—	—	820
General and administrative expenses	465	394	4	(2)	861
Interest expense	35	2	34	(2)	69
Total claims and expenses	3,553	2,249	38	(4)	5,836

Income (loss) before income taxes and minority interest	557	(93)	(39)	—	425
Income tax expense (benefit)	123	(37)	(14)	—	72
Equity in earnings of subsidiaries, net of tax	—	—	365	(365)	—
Minority interest, net of tax	3	10	—	—	13
Net income (loss)	$431	$(66)	$340	$(365)	$340

(1)          Parent company only

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the nine months ended September 30, 2004
(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Revenues
Premiums	$10,186	$3,576	$—	$—	$13,762
Net investment income	1,526	400	3	(1)	1,928
Fee income	511	18	—	—	529
Asset management	—	253	—	—	253
Net realized investment gains (losses)	128	(99)	(65)	—	(36)
Other revenues	101	36	3	(7)	133
Total revenues	12,452	4,184	(59)	(8)	16,569

Claims and expenses
Claims and claim adjustment expenses	6,916	4,320	—	—	11,236
Amortization of deferred acquisition costs	1,622	529	—	—	2,151
General and administrative expenses	1,430	809	18	(3)	2,254
Interest expense	108	5	63	(5)	171
Total claims and expenses	10,076	5,663	81	(8)	15,812

Income (loss) before income taxes and minority interest	2,376	(1,479)	(140)	—	757
Income tax expense (benefit)	641	(515)	(44)	—	82
Equity in earnings of subsidiaries, net of tax	—	—	748	(748)	—
Minority interest, net of tax	8	15	—	—	23
Net income (loss)	$1,727	$(979)	$652	$(748)	$652

(1)          Parent company only

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET (Unaudited)
At September 30, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Assets
Fixed maturities, available for sale at fair value (including$1,993 subject to securities lending and repurchase agreements) (amortized cost $52,374)	$33,897	$19,716	$34	$(5)	$53,642
Equity securities, at fair value (cost $785)	659	123	70	—	852
Real estate	2	1,089	—	—	1,091
Mortgage loans	158	42	—	—	200
Short-term securities	3,177	1,297	113	—	4,587
Other investments	2,217	1,095	45	—	3,357
Total investments	40,110	23,362	262	(5)	63,729

Cash	168	103	—	—	271
Investment income accrued	399	276	5	(6)	674
Premiums receivable	4,099	2,177	—	—	6,276
Reinsurance recoverables	10,616	7,535	—	—	18,151
Ceded unearned premiums	818	667	—	—	1,485
Deferred acquisition costs	1,041	564	—	—	1,605
Deferred tax asset	855	1,090	157	(171)	1,931
Contractholder receivables	3,485	1,586	—	—	5,071
Goodwill	2,412	2,889	—	—	5,301
Intangible assets	367	1,355	—	—	1,722
Investment in subsidiaries	—	—	23,687	(23,687)	—
Other assets	1,851	2,218	(321)	(281)	3,467
Total assets	$66,221	$43,822	$23,790	$(24,150)	$109,683

Liabilities
Claims and claim adjustment expense reserves	$35,076	$22,304	$—	$—	$57,380
Unearned premium reserves	7,244	4,097	—	—	11,341
Contractholder payables	3,485	1,586	—	—	5,071
Payables for reinsurance premiums	279	710	—	—	989
Debt	2,623	480	3,650	(286)	6,467
Other liabilities	5,034	3,234	(749)	27	7,546
Total liabilities	53,741	32,411	2,901	(259)	88,794

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.6 shares issued and outstanding)	—	29	209	(29)	209
Guaranteed obligation – Stock Ownership Plan	—	—	(5)	—	(5)
Common stock (1,750.0 shares authorized; 669.5 shares issued; 669.2 shares outstanding)	4	754	17,356	(758)	17,356
Additional paid-in capital	8,708	8,259	—	(16,967)	—
Retained earnings	2,934	2,543	2,595	(5,477)	2,595
Accumulated other changes in equity from nonowner sources	914	(61)	846	(853)	846
Treasury stock, at cost (0.3 shares)	(12)	—	(12)	12	(12)
Unearned compensation	(68)	—	(100)	68	(100)
Minority interest	—	(113)	—	113	—
Total shareholders’ equity	12,480	11,411	20,889	(23,891)	20,889
Total liabilities and shareholders’ equity	$66,221	$43,822	$23,790	$(24,150)	$109,683

(1)          Parent company only

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the nine months ended September 30, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$1,727	$(979)	$652	$(748)	$652
Net adjustments to reconcile net income to net cash provided by operating activities	1,124	2,439	(810)	747	3,500
Net cash provided (used) by operating activities	2,851	1,460	(158)	(1)	4,152

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	2,958	1,060	1	—	4,019
Mortgage loans	68	—	—	—	68
Proceeds from sales of investments
Fixed maturities	3,766	1,197	—	—	4,963
Equity securities	121	12	20	—	153
Mortgage loans	40	21	—	—	61
Real estate	—	29	—	—	29
Purchases of investments
Fixed maturities	(7,760)	(3,785)	(1)	—	(11,546)
Equity securities	(41)	(18)	—	—	(59)
Mortgage loans	(55)	—	—	—	(55)
Real estate	—	(32)	—	—	(32)
Short-term securities (purchased) sold, net	(1,039)	(346)	(73)	1	(1,457)
Other investments, net	378	190	—	—	568
Securities transactions in course of settlement	(277)	(255)	—	—	(532)
Net cash acquired in merger	(16)	186	(1)	—	169
Other	—	25	—	—	25
Net cash used in investing activities	(1,857)	(1,716)	(54)	1	(3,626)

Cash flows from financing activities
Issuance of debt	—	—	128	—	128
Payment of debt	(54)	—	(173)	—	(227)
Issuance of common stock-employee stock options	53	10	26	—	89
Subsidiary’s treasury stock acquired	—	(24)	—	—	(24)
Treasury stock acquired – net shares issued under employee stock-based compensation plans	(20)	—	—	—	(20)
Dividends (paid to) received by parent company	(1,000)	(172)	1,172	—	—
Capital contributions and loans between subsidiaries	—	550	(550)	—	—
Dividends to shareholders	(81)	—	(412)	—	(493)
Repurchase of minority interest	(76)	—	—	—	(76)
Payment of dividend on subsidiary’s stock	—	(7)	—	—	(7)
Other	—	4	21	—	25
Net cash provided (used) in financing activities	(1,178)	361	212	—	(605)

Effect of exchange rate changes on cash	—	(2)	—	—	(2)
Net increase (decrease) in cash	(184)	103	—	—	(81)
Cash at beginning of period	352	—	—	—	352
Cash at end of period	$168	$103	$—	$—	$271
Supplemental disclosure of cash flow information
Income taxes (received) paid	$731	$55	$(184)	$—	$602
Interest paid	$115	$—	$87	$—	$202

(1)          Parent company only

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc.  Each share of TPC par value $0.01 class A, including the associated preferred stock purchase rights, and TPC par value $0.01 class B common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value.  Share and per share amounts for all periods presented have been restated to reflect the second quarter exchange of TPC common stock for the Company’s common stock.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities, and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s.  Accordingly, all financial information presented herein for the three months ended and as of September 30, 2004 includes the consolidated accounts of SPC and TPC.  The financial information presented herein for the nine months ended September 30, 2004 reflects the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the six months ended September 30, 2004.  The financial information presented herein for the prior year periods reflects the accounts of TPC.

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

EXECUTIVE SUMMARY

2004 Third Quarter Consolidated Results of Operations

•                  Net income of $340 million, or $0.51 per share basic and $0.50 diluted

•                  Net written premiums of $5.05 billion

•                  Total catastrophe losses of $612 million pretax (net of reinsurance) and $402 million after-tax resulting from Hurricanes Charley, Frances, Ivan and Jeanne

•                  GAAP combined ratio of 103.8, including 11.6 points from catastrophe losses

•                  Net investment income of $514 million, after-tax

•                  Moderating rate environment due to more aggressive pricing in the marketplace

2004 Third Quarter Consolidated Financial Condition

•                  Total assets of $109.68 billion, up $44.81 billion from December 31, 2003, reflecting impact of merger

•                  Total investments of $63.73 billion, up $3.51 billion from June 30, 2004 and $25.08 billion from December 31, 2003; fixed maturities and short-term securities comprise 91% of total investments

•                  Total debt of $6.47 billion, up $3.79 billion from December 31, 2003 primarily due to merger

•                  Shareholders’ equity of $20.89 billion (including $718 million increase in after-tax unrealized appreciation on investment securities since June 30, 2004), up $8.90 billion from December 31, 2003

Other 2004 Third Quarter Highlights

•                  Favorable decision in U.S. District Court pertaining to ACandS asbestos litigation (described in more detail in the “Legal Proceedings” section of this report)

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.  Through its majority ownership of Nuveen Investments, Inc. (Nuveen Investments), it also has a presence in the asset management industry.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2004	2003	2004	2003

Net income	$340	$426	$652	$1,207

Net income per share:
Basic	$0.51	$0.98	$1.10	$2.78
Diluted	$0.50	$0.98	$1.09	$2.76

Weighted average number of common shares outstanding (basic)	665.9	434.3	588.7	434.4
Weighted average number of common shares outstanding and common stock equivalents (diluted)	691.2	436.7	607.0	436.7

The Company’s discussions related to all items, other than net income and operating income (loss), are presented on a pretax basis, unless otherwise noted.

Impact of Catastrophe Losses

The Company recorded pretax catastrophe losses of $612 million, net of reinsurance ($402 million after-tax), in the third quarter of 2004, all of which resulted from four hurricanes – Charley, Frances, Ivan and Jeanne – that made landfall in the southeastern United States, with the heaviest damage occurring in Florida.  Catastrophe losses in the third quarter of 2003 totaled $128 million ($83 million after-tax) and were largely the result of Hurricane Isabel.  Those losses were included in the Company’s business segments in the respective periods as follows:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
(in millions)	Pretax	After-tax	Pretax	After-tax

Commercial	$284	$184	$36	$23
Specialty	186	126	—	—
Personal	142	92	92	60
Total	$612	$402	$128	$83

For the nine months ended September 30, 2004, catastrophe losses totaled $656 million ($431 million after-tax), compared with catastrophe losses of $306 million ($199 million after-tax) in the same period of 2003.

For the nine months ended September 30, 2004, net income of $652 million also included $1.01 billion of after-tax unfavorable prior year reserve development and $26 million of after-tax restructuring charges associated with the merger.

Consolidated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Earned premiums	$5,269	$3,149	$13,762	$9,228
Net investment income	667	458	1,928	1,370
Fee income	186	134	529	404
Asset management	132	—	253	—
Realized investment losses	(49)	(23)	(36)	—
Other	56	28	133	96
Total revenues	$6,261	$3,746	$16,569	$11,098

The growth in earned premiums of $2.12 billion in the third quarter of 2004 and $4.53 billion for the first nine months of 2004 was primarily due to the merger, and also reflected the earned premium effect of rate increases on renewal business over the last 12 months and stable customer retention levels throughout a majority of the markets served by the Company’s insurance segments.

Third quarter 2004 net investment income increased $209 million over the same 2003 period due largely to the increase in invested assets resulting from the merger.  In addition, strong operational cash flows since the completion of the merger contributed to the growth in invested assets over the same period of 2003.  Also reflected in net investment income was the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower yields on fixed income securities and alternative investments.  Year-to-date net investment income of $1.93 billion was 41% higher than the 2003 year-to-date total, primarily due to the impact of the merger, strong operational cash flows and $107 million of income resulting from the initial public trading of an investment.

Fee income in the third quarter and first nine months of 2004 grew 39% and 31%, respectively, over the comparable periods of 2003, primarily driven by new business in National Accounts in the Company’s Commercial segment, as described in more detail in the narrative below.

Nuveen Investments, acquired in the merger, generated asset management revenues of $132 million in the third quarter of 2004.  Nuveen Investments’ gross product sales totaled $5.75 billion in the third quarter of 2004.

The Company’s net pretax realized investment losses of $49 million in the third quarter of 2004 included impairment charges totaling $28 million, as described in more detail later in this narrative.

Consolidated net written premiums were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Commercial	$2,070	$1,708	$6,065	$5,036
Specialty	1,408	312	3,221	959
Personal	1,572	1,356	4,496	3,817
Total net written premiums	$5,050	$3,376	$13,782	$9,812

For the three and nine months ended September 30, 2004, net written premiums increased 50% and 40%, respectively, over the comparable periods of 2003, primarily due to the merger.  Business retention levels in the majority of the Company’s insurance operations remained consistent with prior year levels.  Rate increases, however, continued to moderate in the third quarter, reflecting increased competition and more aggressive pricing in the marketplace.  New business volume in the third quarter, particularly in the Commercial and Specialty segments, also declined when compared with the combined new business volume of SPC and TPC prior to the merger, reflecting the competitive marketplace. In addition, agents continue to adjust their new business levels with the Company as it transitions to a common underwriting platform.  The planned non-renewal of certain commercial property and construction risks and a personal lines creditor insurance facility underwritten in the Company’s operations at Lloyd’s also negatively impacted third quarter 2004 premium volume.

Consolidated claims and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Claims and claim adjustment expenses	$4,086	$2,237	$11,236	$6,736
Amortization of deferred acquisition costs	820	512	2,151	1,458
General and administrative expenses	861	398	2,254	1,205
Interest expense	69	38	171	130
Total claims and expenses	$5,836	$3,185	$15,812	$9,529

Claims and claim adjustment expenses in the third quarter of 2004 included $612 million of catastrophe losses related to the four hurricanes described previously, whereas the 2003 third-quarter total included $128 million of catastrophe losses.  Excluding the impact of catastrophes in the third quarter of each year, the increase in claim and claim adjustment expenses in 2004 reflected increased business volumes, primarily due to the merger.  The third quarter 2004 total also included $78 million of net unfavorable prior year reserve development, which was concentrated in the Commercial and Specialty segments.  Third quarter 2003 claims and expenses included $14 million of net favorable prior year reserve development.

Claims and claim adjustment expenses for the nine months ended September 30, 2004, included net unfavorable prior year reserve development totaling $1.53 billion, which was concentrated in the Specialty segment.  The majority of that development was recorded in the second quarter and was primarily related to the following: conforming the Company’s accounting and actuarial methods for construction and surety reserves subsequent to the merger; increasing reserves for uncollectible reinsurance recoverables; recording the impact of a commutation agreement with a major reinsurer; increasing reserves related to the financial condition of a construction contractor; and increasing environmental reserves.  That unfavorable development was partially offset by favorable prior year reserve development resulting from less than expected claims from the September 11, 2001 terrorist attack.

Amortization of deferred acquisition costs in the third quarter and first nine months of 2004 increased $308 million and $693 million, respectively, over the same periods of 2003, reflecting increased commissions and premium taxes associated with the higher volume of earned premiums that resulted from the merger.

The increase in general and administrative costs in the third quarter of 2004 compared with the same period of 2003 primarily reflected the impact of the merger.  Included in the 2004 third-quarter total was $33 million of amortization expense related to finite-lived intangible assets acquired in the merger, and a benefit of $11 million associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables.

Included in general and administrative expenses for the nine months ended September 30, 2004, was a $62 million increase in the allowance for uncollectible amounts for loss-sensitive business, and $40 million of restructuring and other charges related to the merger recorded in the second quarter.  Also included was $68 million of amortization expense related to finite-lived intangible assets acquired in the merger and a benefit of $47 million associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables.

Interest expense for the three and nine months ended September 30, 2004 included $34 million and $63 million of additional interest expense, respectively, on SPC debt assumed in the merger, net of $19 million and $38 million, respectively, of accretion of the fair value adjustment to that debt recorded at the acquisition date.

GAAP combined ratios (before policyholder dividends) for the Company’s insurance segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Loss and loss adjustment expense ratio	75.8%	69.1%	79.9%	71.0%
Underwriting expense ratio	28.0	25.6	28.1	25.4
GAAP combined ratio	103.8%	94.7%	108.0%	96.4%

Catastrophe losses accounted for 11.6 points and 4.8 points of the third-quarter and nine-months 2004 loss ratios, respectively.  Catastrophe losses accounted for 4.1 points and 3.3 points of the loss ratios in the respective periods of 2003.  The loss and loss adjustment expense ratio for the first nine months of 2004 also included an 11.1 point impact from the net unfavorable prior year reserve development recorded during that period.  The increase in the 2004 third quarter expense ratio over the same period of 2003 reflected the addition of SPC and expenses associated with the merger.  On a year-to-date basis in 2004, the increase in the expense ratio over 2003 included those factors, as well as an increase in the allowance for uncollectible amounts for loss sensitive business and restructuring costs.

Beginning in the first quarter of 2004, the underwriting expense ratio was computed by treating billing and policy fees, which are a component of other revenues, as a reduction of underwriting expenses.  Previously, the underwriting expense ratio excluded these amounts.  All prior period expense ratios included in this report were restated to conform to this new presentation.

REPORTABLE BUSINESS SEGMENTS

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

•                  Select Accounts serves small businesses and offers property, liability, commercial auto and workers’ compensation insurance.  Products offered by Select Accounts are guaranteed cost policies, often a packaged product covering property and liability exposures.

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

Commercial also includes the results from the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations that the Company acquired in the merger; and the policies written by Gulf (prior to the integration of these products into Specialty).  These operations are collectively referred to as Commercial Other.

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

•                  Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs.  These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities, Specialty Excess & Surplus, Discover Re and Personal Catastrophe Risk.

•                  International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyd’s.

Personal

Personal writes virtually all types of property and casualty insurance covering personal risks.  The primary coverages in this segment are personal automobile and homeowners insurance sold to individuals.

Asset Management

The Asset Management segment is comprised of the Company’s majority interest in Nuveen Investments, Inc.  Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments.  Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors.  Nuveen Investments also provides managed account services to several institutional market segments and channels.  Nuveen Investments markets its capabilities under four distinct brands: NWQ (value-style equities); Nuveen (fixed income investments); Rittenhouse (conservative growth-style equities); and Symphony, an institutional manager of market-neutral alternative investment portfolios.  Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.”  The Company’s interest in Nuveen Investments is approximately 79%.

RESULTS OF OPERATIONS BY SEGMENT

Commercial

Results of the Company’s Commercial segment for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Revenues:
Earned premiums	$2,315	$1,626	$6,404	$4,811
Net investment income	417	326	1,253	964
Fee income	178	131	510	391
Other revenues	23	4	49	24
Total revenues	$2,933	$2,087	$8,216	$6,190

Total claims and expenses	$2,626	$1,659	$6,814	$5,153

Operating income	$260	$328	$1,054	$829

Loss and loss adjustment expense ratio	77.3%	68.4%	70.4%	73.6%
Underwriting expense ratio	28.1	25.2	28.0	25.0
GAAP combined ratio	105.4%	93.6%	98.4%	98.6%

Operating income of $260 million for the third quarter declined $68 million, or 21%, from the prior-year quarter, which did not include the results of SPC.  The current quarter included $184 million of after-tax catastrophe losses, compared with after-tax catastrophe losses of $23 million in the same period of 2003.  Also impacting third quarter 2004 operating income was a net after-tax charge of $34 million for prior year reserve development, compared with a similar charge of $16 million in the same 2003 period.  The impact of the increases in catastrophe losses and prior year reserve development over the third quarter of 2003 was partially offset by additional operating income resulting from the merger.  Year-to-date operating income of $1.05 billion in 2004 increased $225 million, or 27%, over the prior-year period, primarily reflecting the impact of the merger and the impact of earned premiums growing at a faster rate than claim and claim adjustment expenses.

The growth in earned premiums of $689 million in the third quarter of 2004 and $1.59 billion for the first nine months of 2004 was primarily due to the merger and also reflected the earned premium effect of moderating renewal price increases over the last twelve months.

Third quarter 2004 net investment income increased $91 million over the same 2003 period due largely to the increase in invested assets as a result of the merger. In addition, strong operational cash flows since the completion of the merger contributed to the growth in invested assets over the same period of 2003.  Also impacting net investment income is the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower yields on fixed income securities and alternative investments.  Year-to-date net investment income of $1.25 billion was 30% higher than the 2003 year-to-date total, primarily due to the impact of the merger and $67 million of income resulting from the initial public trading of an investment.

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

Commercial net written premiums by market were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Commercial Accounts	$1,075	$796	$3,039	$2,345
Select Accounts	653	506	1,893	1,532
National Accounts	229	232	706	607
Total Commercial Core	1,957	1,534	5,638	4,484
Commercial Other	113	174	427	552
Total Commercial	$2,070	$1,708	$6,065	$5,036

Net written premiums in the third quarter of 2004 increased 21% over the comparable period of 2003, primarily due to the merger.  Business retention rates in general remained stable and renewal price changes continued to moderate to the low-single digit levels.  New business volume declined, however, when compared with the combined new business volume of SPC and TPC prior to the merger, reflecting the increasingly competitive marketplace and the absence of new premiums from renewal rights transactions completed in the third quarter of 2003.  In addition, insurance agents continue to adjust their new business levels with the Company as it transitions to a common underwriting platform.  National Accounts’ premium volume declined in the third quarter compared to the same period of 2003, reflecting the continuing migration to deductible and fee-based products by larger companies.  The decline in Commercial Other premium volume in the third quarter of 2004 compared with the same period of 2003 was due to planned non-renewals in these businesses and the transfer of $32 million of premiums from the Company’s Gulf operation to Financial and Professional Services in the Specialty segment.

Commercial Accounts’ premium volume for the nine months ended September 30, 2004 benefited from the Atlantic Mutual and Royal & SunAlliance renewal rights transactions completed in the third quarter of 2003.  National Accounts’ premium volume in the first nine months of 2004 included the new business from the Royal & SunAlliance renewal rights transaction and increases in residual market pools, the impacts of which were partially offset by the shift to deductible and fee-based products.  Select Accounts’ written premium volume in the third quarter and first nine months of 2004 increased 29% and 24%, respectively, over the comparable periods of 2003, reflecting the impact of the merger, stable business retention rates and price increases.  Partially offsetting these positive variances in the first nine months of 2004 was a decline in new business volume when compared with the combined new business volume of SPC and TPC prior to the merger.

Claims and expenses in the third quarter of 2004 included $284 million of catastrophe losses, compared with catastrophe losses of $36 million in the same 2003 period.  Also included in the third quarter of 2004 was $50 million of net unfavorable prior year reserve development, primarily attributable to runoff operations, compared with net unfavorable prior year reserve development of $24 million in the same period of 2003.

Claims and expenses for the nine months ended September 30, 2004 included the $284 million of catastrophe losses, and net unfavorable prior year reserve development of $194 million.  In the Commercial Other operations, unfavorable prior year reserve development of $475 million in the first nine months of 2004 was largely due to reserve provisions recorded in the second quarter related to the following: an increase in environmental reserves; additions to the reserve for uncollectible reinsurance recoverables; and a charge for the commutation of agreements with a major reinsurer.  That unfavorable development was partially offset by favorable prior year reserve development in the ongoing Commercial operations totaling $281 million, the majority of which was the result of less than expected claims from the September 11, 2001 terrorist attack.

Claims and expenses for the third quarter and nine months ended September 30, 2004 also included an increase in the amortization of deferred acquisition costs reflecting the impact of the merger as well as increases in commissions and premium taxes associated with the increase in earned premiums discussed above.  Additionally, claims and expenses for the nine months ended September 30, 2004 included $34 million of restructuring charges.

Claims and expenses in the third quarter and first nine months of 2003 included catastrophe losses of $36 million and $107 million, respectively.  In addition, the year-to-date 2003 total included $274 million of unfavorable prior year reserve development, primarily related to a line of business placed in runoff in late 2001 that had insured residual values of leased vehicles.

The loss and loss adjustment expense ratio in the third quarter of 2004 included a 12.2 point impact of catastrophe losses, compared with a 2.2 point impact of catastrophes in the same period of 2003.  The loss and loss adjustment expense ratio for the first nine months of 2004 included a 4.4 point impact of catastrophes and a 2.7 point impact of the net unfavorable prior year reserve development of $194 million referred to above.

Specialty

The following table summarizes the Specialty segment’s results for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Revenues:
Earned premiums	$1,515	$291	$3,254	$854
Net investment income	156	42	342	135
Fee income	8	3	19	13
Other revenues	7	3	12	6
Total revenues	$1,686	$339	$3,627	$1,008

Total claims and expenses	$1,688	$268	$4,976	$779

Operating income (loss)	$2	$51	$(864)	$164

Loss and loss adjustment expense ratio	79.3%	53.9%	119.0%	52.5%
Underwriting expense ratio	31.2	36.5	33.0	36.3
GAAP combined ratio	110.5%	90.4%	152.0%	88.8%

Operating income was $2 million in the third quarter of 2004, compared to operating income of $51 million in the prior-year quarter, which did not include the results of SPC.  Operating results in the third quarter of 2004 included $126 million of after-tax catastrophe losses resulting from the four hurricanes described previously, whereas third-quarter 2003 results included no catastrophe losses.  The year-to-date operating loss totaled $864 million, compared to operating income of $164 million in the prior-year period.  The year-to-date operating loss in 2004 included significant reserve charges recorded primarily in the second quarter that are described in the narrative that follows.

Increases in Domestic Specialty earned premiums for the three and nine months ended September 30, 2004 over the comparable periods of 2003 were driven by incremental premiums resulting from the merger.  In the first nine months of 2004, earned premiums were reduced by $75 million in the Bond operation, due to reinsurance reinstatement premiums recorded in the second quarter.  Earned premium volume for the three and nine months ended September 30, 2003 represented revenue from the TPC Bond and Construction operations previously reported in the TPC Commercial Lines segment.

Third quarter 2004 net investment income increased $114 million over the same period of 2003 due to the increase in invested assets as a result of the merger.  In addition, strong operational cash flows invested since the completion of the merger contributed to the growth in invested assets over the same period of 2003.  Also included in net investment income is the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower yields on fixed income securities and alternative investments.  Year-to-date 2004 net investment income was $207 million higher than the comparable 2003 total, primarily due to the impact of the merger.

Specialty net written premiums by market were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Domestic Specialty	$1,176	$312	$2,648	$959
International Specialty	232	—	573	—
Total net written premiums	$1,408	$312	$3,221	$959

Net written premiums in the third quarter and first nine months of 2004 in Domestic Specialty reflected stable retention levels across the majority of markets comprising this segment, combined with price increases that continued to moderate to the mid-single digit levels.  In an increasingly competitive market environment, the Company remains selective in underwriting new business throughout its domestic operations and is maintaining terms and conditions on renewal business that emphasize bottom-line profitability.  In the Construction and Bond operations, repositioning of the books of business has resulted in reduced retention levels and premium volume.

International Specialty business retention levels remain generally strong.  New business levels have declined, and the rate of price increases has moderated to the low-single digit levels.  International premium volume in the third quarter was negatively impacted by the planned non-renewal of a personal lines creditor facility underwritten at Lloyd’s.

Specialty segment results for the third quarter of 2004 included $186 million of losses resulting from the four hurricanes described previously and net unfavorable prior year reserve development of $65 million.  The third quarter and year-to-date 2004 results also reflected increased current year loss provisions on portions of the Bond and Construction books of business.  These losses are being addressed through underwriting and pricing actions.  Excluding the impact of catastrophes, the majority of the remaining markets comprising this segment recorded strong operating results, driven by favorable current year loss experience.

Claims and expenses in the first nine months of 2004 included the effects of the catastrophe losses in the third quarter, as well as unfavorable prior year reserve development totaling $1.58 billion.  A significant majority of that development related to reserve actions and merger-related and conforming accounting adjustments recorded in the second quarter, as described in more detail as follows:

During the second quarter of 2004, the Company analyzed the acquired construction reserves using its long-established unit which tracks, disaggregates and studies construction claims.  The Company applied its actuarial models and experience and determined that an increase in reserves of $500 million was necessary, primarily due to construction defect exposures.

As part of conforming accounting and actuarial methods, the Company recorded a charge of $300 million in its surety business in the second quarter.  In addition, a comprehensive update of exposures to a specific construction contractor was completed in the second quarter.  Detailed reviews performed by independent engineering and accounting firms resulted in increases in estimates of costs to complete the contractor’s existing projects.  The Company also performed analyses of the contractor’s business and financial condition, the impact of various completion alternatives on the cost to complete bonded projects, liquidated damages, reinsurance recoveries and collateral.  Based upon these analyses, the Company recorded a charge of $252 million in the second quarter.

Also recorded in the second quarter was a $109 million charge related to the commutation of agreements with a major reinsurer and a $224 million charge as a result of an increase in the allowance for uncollectible amounts from reinsurers, loss-sensitive business and co-surety participations.

The loss and loss adjustment expense ratio for the third quarter of 2004 included a 12.3 point impact from catastrophe losses.  The loss and loss adjustment expense ratio in the first nine months of 2004 included a 50.1 point impact of the prior year reserve development and the related reinstatement premium.  The underwriting expense ratio for the first nine months of 2004 included a 2.3 point impact of the reinstatement premium, a provision for loss-sensitive business and restructuring costs.

Personal

The following table summarizes the Personal segment’s results for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Revenues:
Earned premiums	$1,439	$1,232	$4,104	$3,563
Net investment income	92	90	330	270
Other revenues	22	20	66	65
Total revenues	1,553	1,342	4,500	3,898

Total claims and expenses	$1,374	$1,218	$3,681	$3,458

Operating income	$127	$88	$561	$307

Loss and loss adjustment expense ratio	69.5%	73.7%	63.6%	72.1%
Underwriting expense ratio	24.5	23.6	24.5	23.3
GAAP combined ratio	94.0%	97.3%	88.1%	95.4%

Operating income of $127 million for the third quarter was $39 million higher than the same 2003 period despite a $32 million increase in after-tax catastrophe losses.  Year-to-date operating income of $561 million was $254 million higher than the prior-year period.  Operating income in the third quarter of 2004 included after-tax catastrophe losses of $92 million (all resulting from the four hurricanes described previously), whereas the third quarter of 2003 included after-tax catastrophe losses of $60 million (primarily resulting from Hurricane Isabel).  Offsetting the increase in catastrophe losses was a reduction in current-year loss provisions in 2004, primarily driven by a reduction in the frequency of non-catastrophe claims in the Homeowners’ line of business.  Through the first nine months of 2004, after-tax catastrophe losses totaled $121 million, compared with losses of $129 million in the same 2003 period.

Earned premiums in the third quarter and first nine months of 2004 increased 17% and 15%, respectively, over the same periods of 2003, primarily due to an increase in new business volume, continued strong business retention levels and renewal price increases over the last twelve months.

Third quarter 2004 net investment income increased $2 million over the same 2003 period.  Strong operational cash flows since the completion of the merger contributed to the growth in invested assets over the same period of 2003.  Also impacting net investment income is the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower yields on fixed income securities and alternative investments.  Year-to-date net investment income of $330 million was 22% higher than the 2003 year-to-date total, primarily due to the impact of $38 million of income resulting from the initial public trading of an investment.

Personal net written premiums by product line were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Automobile	$884	$796	$2,623	$2,311
Homeowners and other	688	560	1,873	1,506
Total	$1,572	$1,356	$4,496	$3,817

Net written premiums in the third quarter and first nine months of 2004 increased 16% and 18%, respectively, over the same periods of 2003, reflecting higher business volumes and renewal price increases in both the Automobile and Homeowners and other lines of business.  The Personal segment had approximately 6.0 million and 5.4 million policies in force at September 30, 2004 and 2003, respectively.

Both Automobile and Homeowners and other net written premiums increased in 2004 due to higher organic new business volumes, the impact of new business associated with the Royal & SunAlliance renewal rights transaction completed in the third quarter of 2003, continued strong retention, and renewal price increases.  Renewal price increases for standard voluntary business, although still positive, reflected a moderation in rates.  Growth in 2004 has been aided by investments in pricing segmentation initiatives throughout the country.

In the Automobile line of business, policies in force increased 11% at September 30, 2004 compared to the comparable prior year period.  Policies in force in the Homeowners and other line of business at September 30, 3004 increased by 14% over the same 2003 period.  Effective first quarter 2004, Homeowners and other policies in force exclude certain endorsements to Homeowners policies previously considered separate policies in force.  The prior period has been restated to conform to the current period presentation.

Claim and claim adjustment expenses in the third quarter of 2004 included $142 million of catastrophe losses, all of which resulted from the four hurricanes described previously.  Catastrophe losses in the third quarter of 2003 totaled $92 million, primarily resulting from Hurricane Isabel.  Through the first nine months of 2004, catastrophe losses totaled $186 million, compared with $198 million in the same 2003 period.

The Personal segment’s results in the third quarter and first nine months of 2004 benefited from pretax favorable prior year reserve development totaling $37 million and $238 million, respectively, primarily driven by a decline in the frequency of non-catastrophe Homeowners’ losses.  Favorable prior year development in the respective periods of 2003 totaled $38 million and $111 million.

The loss and loss adjustment expense ratio for the third quarter of 2004 improved by more than four points over the comparable 2003 ratio, despite the 9.9 point impact of catastrophe losses in 2004.  Catastrophe losses in the third quarter of 2003 accounted for 7.5 points of the loss and loss expense ratio.  Through the first nine months of 2004, the loss and loss adjustment expense ratio was 8.5 points better than the same period of 2003.  The significant improvement in the third quarter and first nine months of 2004 reflected the earned impact of price increases that continued to exceed loss cost trends and, for the nine months ended September 30, 2004, an increase in favorable prior year development.  Also favorably impacting third quarter and nine month results in 2004 was a reduction in current-year loss provisions, primarily driven by a reduction in the frequency of non-catastrophe claims in the Homeowners’ line of business.

The increase in the underwriting expense ratio in 2004 was primarily due to investments in technology and infrastructure to support business growth and product development, as well as an increase in commissions due to a change in product mix and profitable results.

Asset Management

The following table summarizes Nuveen Investments’ key financial data for the three and nine months ended September 30, 2004:

(in millions)	Three months ended September 30, 2004	Nine months ended September 30, 2004*

Revenues	$132	$253
Expenses	68	130
Pretax income, as reported by Nuveen Investments	64	123
Net amortization of the fair value adjustment to intangibles	3	6
Asset Management pretax income before minority interest	$61	$117

Asset Management net income, net of minority interest	$29	$56

Assets under management	$106,891	$106,891

*Represents Nuveen Investments’ results for the six-month period from the merger date of April 1, 2004 through September 30, 2004.

Nuveen Investments’ total revenues of $132 million in the third quarter of 2004 grew 9% over revenues of $121 million in the second quarter of the year, driven by continued strong product sales.  Gross sales of investment products in the third quarter totaled $5.75 billion, consisting of $4.70 billion of retail and institutional managed accounts, $0.64 billion of closed-end exchange-traded funds and $0.41 billion of mutual funds.  Nuveen Investments’ positive net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) totaled $2.89 billion in the third quarter.  Net flows were positive across all product lines in the third quarter.  Assets under management grew by $5.97 billion, or 5.9%, since the acquisition, driven by the positive net flows and market appreciation during that period.  Assets under management at September 30, 2004 were comprised of $49.23 billion of exchange-traded funds, $32.26 billion of retail managed accounts, $13.11 billion of institutional managed accounts, and $12.29 billion of mutual funds.  Investment advisory fees accounted for 92% of Nuveen Investments revenues for the three months ended September 30, 2004.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Revenues	$6	$1	$9	$2
Net after-tax expense	$(46)	$(25)	$(131)	$(88)

The increase in net after-tax expense for Interest Expense and Other for the three months and nine months ended September 30, 2004 over the respective periods of 2003 was primarily due to $22 million and $41 million, respectively, of incremental interest expense on debt assumed in the merger.  Those amounts were net of the favorable impact of $12 million and $25 million, respectively, of the amortization of the fair value adjustment related to debt recorded at the acquisition date).  The year-to-date 2004 total also included $9 million of charges related to the merger that were recorded in the second quarter.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries.  The Company anticipates the filing of other direct actions against insurers, including the Company, in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.  The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.  Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Mansville bankruptcy court.  If the rulings of the bankruptcy court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending claims against it.  (Also, see “Part II Other Information, Item 1 Legal Proceedings”).

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

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Net asbestos losses paid for the first nine months of 2004 were $199 million, compared with $357 million in the same 2003 period.  Approximately 15% in the first nine months of 2004 and 55% in the first nine months of 2003 of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that would limit the Company’s liability.  In the first nine months of 2004, gross payments associated with policyholders with settlement agreements totaled $135 million, compared with $228 million in the same 2003 period.  The decrease in the percentage of net paid settlements to total paid losses in 2004 reflected an increase in reinsurance billings in 2004, which related to gross payments made in prior quarters.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2004	2003

Beginning reserves:
Direct	$3,782	$4,287
Ceded	(805)	(883)
Net	2,977	3,404
Reserves acquired:
Direct	502	—
Ceded	(191)	—
Net	311	—
Incurred losses and loss expenses:
Direct	9	—
Ceded	(3)	—
Net	6	—
Accretion of discount:
Direct	13	19
Ceded	—	—
Net	13	19
Losses paid:
Direct	330	421
Ceded	(131)	(64)
Net	199	357
Ending reserves:
Direct	3,976	3,885
Ceded	(868)	(819)
Net	$3,108	$3,066

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

The Company’s reserves for environmental claims are not established on a claim-by-claim basis.  The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute until the dispute is resolved.  This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims.  At September 30, 2004, approximately 69% of the net environmental reserve (approximately $416 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims.  The balance, approximately 31% of the net environmental reserve (approximately $187 million), consists of case reserves for resolved claims.

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

Recently there have been judicial interpretations that, in some cases, have been unfavorable to the industry and the Company.  Additionally, payments for loss and allocated loss adjustment expenses have increased over past years.  In its review of environmental reserves, the Company considered: the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up action for both on- and off-site waste disposal activities; the potential for adverse development and additional new claims beyond previous expectations; and the potential higher costs for new settlements.  Based on these trends, developments and management judgment, the Company increased its incurred but not reported (IBNR) reserves accordingly.  In the second quarter of 2004, the Company recorded a pretax charge of $205 million, net of reinsurance, to increase environmental reserves due to revised estimates of costs related to recent settlement initiatives.

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

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30 in millions)	2004	2003

Beginning reserves:
Direct	$331	$448
Ceded	(41)	(62)
Net	290	386
Reserves acquired:
Direct	271	—
Ceded	(58)	—
Net	213	—
Incurred losses and loss expenses:
Direct	243	—
Ceded	(37)	—
Net	206	—
Losses paid:
Direct	144	149
Ceded	(38)	(28)
Net	106	121
Ending reserves:
Direct	701	299
Ceded	(98)	(34)
Net	$603	$265

See “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2004 are appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, the reserve is subject to revision as new information becomes available and as claims develop.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated.  This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments.  The Company expects to complete the current annual ground-up review, which will include the asbestos liabilities acquired in the merger, during the fourth quarter of 2004.

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

Net cash flows provided by operating activities totaled $4.15 billion and $2.89 billion in the first nine months of 2004 and 2003, respectively.  Cash flows in the first nine months of 2004 included $867 million in cash proceeds received pursuant to the commutation of specific reinsurance agreements in the second quarter described previously.  Cash flows in 2004 also benefited from premium rate and volume increases.  The substantial merger-related adjustments recorded in the second quarter did not materially impact year-to-date 2004 cash flows.  Operational cash flows in the third quarter of 2004 totaled $1.91 billion, an increase of $445 million over operational cash flows of $1.46 billion in the second quarter of 2004.  Net cash flows provided by operating activities in 2003 benefited from premium rate increases and the receipt of $361 million from Citigroup related to recoveries under the asbestos indemnification agreement in the first quarter of 2003 and $531 million of federal income taxes refunded from the Company’s net operating loss carryback in the second quarter of 2003.

Net cash flows used in investing activities totaled $3.63 billion in the first nine months of 2004, compared with $1.74 billion in the same 2003 period.  The increase corresponds to the increase in operational cash flows in 2004, which are invested predominantly in fixed maturity securities.  In 2003, cash used in investing activities was partly offset by sales of securities to fund net payment activity related to debt and junior subordinated debt securities held by subsidiary trusts of $772 million.

Net cash flows are generally invested in marketable securities.  The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s maturing liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The Company’s invested assets at September 30, 2004 totaled $63.73 billion, of which 91% was invested in fixed maturity and short-term investments, 1% in common stocks and other equity securities, and 8% in real estate and other investments.  The average duration of fixed maturities and short-term securities was 4.2 years as of September 30, 2004, an increase of 0.1 years from December 31, 2003.  The increase in average duration primarily resulted from the investment of underwriting cash flows and investment maturities and sales proceeds in longer-term investments.

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.42 billion will be available in 2004 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $1.40 billion of dividends from its insurance subsidiaries during the first nine months of 2004.

At September 30, 2004, total cash and short-term invested assets aggregating $148 million were held at the holding company level.  These liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries.  These liquid assets, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company.  These liquidity requirements include primarily shareholder dividends and debt service.

The Company maintains an $800 million commercial paper program and $1 billion of bank credit agreements.  Pursuant to covenants in the credit agreements, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company also must maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  The Company was in compliance with those covenants at September 30, 2004, and there were no amounts outstanding under the credit agreements as of that date.

Net cash flows used in financing activities totaled $605 million in the first nine months of 2004 and were primarily attributable to dividends paid to shareholders of $493 million.  Net maturities and retirements of debt, and the repurchase of CIRI’s outstanding notes, totaled $99 million in the first nine months of 2004.  In addition, the Company repurchased the minority interest in CIRI during the second quarter for a total cost of $76 million.  Cash flows used by financing activities of $1.02 billion in the first nine months of 2003 were primarily attributable to the redemption of $900 million of junior subordinated debt securities held by subsidiary trusts, the repayment of $700 million of notes payable to a former affiliate (Citigroup) and the repayment of $550 million of short-term debt.  Funds used in these repayments were primarily provided by the Company’s issuance of $1.4 billion of senior notes in March 2003 and by cash flows provided by operating activities.  These refinancing activities were initiated with the objective of lowering the average interest rate on the Company’s total outstanding debt.  Also reflected in 2003 was the issuance of $550 million of short-term floating rate notes, which were used to prepay the $550 million promissory note due in January 2004.  Net cash flows used in financing activities in the first nine months of 2003 also included dividends paid to shareholders of $201 million.

On July 28, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share ($147 million) to shareholders of record as of the close of business September 10, 2004, which was paid on September 30, 2004.  The Company paid $261 million of dividends in the second quarter of 2004, comprised of the regular quarterly dividend totaling $147 million, and $114 million that had been declared by SPC prior to the merger.  That amount consisted of SPC’s regular quarterly dividend at a rate of $0.29 per share ($66 million), and a special $0.21 per share ($48 million) dividend related to the merger.  The Company is expected to pay common dividends at an annual rate of $0.88 per share post-merger.  The special dividend declared by SPC prior to the closing of the merger was designed to result in the holders of SPC’s common stock prior to the merger receiving aggregate dividends with record dates in 2004 of $1.16 per share, which was SPC’s indicated annual dividend rate prior to the merger.  On October 27, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share, payable December 31, 2004 to shareholders of record on December 10, 2004.

The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger.  In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding.  That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired.  That amortization, which totaled $19 million and $38 million, respectively, in the third quarter and first nine months of 2004, reduced reported interest expense during those periods.

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

Also in January 2004, A.M. Best downgraded the financial strength rating of TNC Insurance Corp. (Northland, a wholly-owned subsidiary of the Company) from A+ to A, removed the rating from under review and assigned a stable outlook.

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

•                  Moody’s:  On March 31, 2004, Moody’s announced that it had lowered the debt ratings of TPC and TIGHI by one notch (senior debt to A3 from A2 and junior subordinated debt to Baa1 from A3).  Following its rating action, Moody’s noted the outlook for the debt and financial strength ratings of TPC and its rated affiliates is stable.  Moody’s rated the members of the Travelers Property Casualty Pool Aa3 for insurance financial strength with a stable outlook.  Moody’s affirmed the St. Paul Insurance Group financial strength rating of A1 with a positive outlook and affirmed The St. Paul Travelers Companies, Inc. senior debt rating of A3 with a stable outlook.

•                  S&P:  On April 1, 2004, S&P lowered its counterparty credit and financial strength ratings on the members of the Travelers Property Casualty Pool, Travelers Casualty and Surety Co. of America, and Travelers Casualty and Surety Co. of Europe Ltd. (Travelers Europe) to A+ from AA- and removed them from CreditWatch.  S&P also lowered its counterparty credit rating of TPC to BBB+ from A- and removed it from CreditWatch.  The A+ counterparty credit and financial strength ratings on Gulf and its intercompany insurance pool members remain on CreditWatch with negative implications pending receipt of explicit support from Travelers.  S&P expects that The Travelers Indemnity Company will guarantee all past and future liabilities associated with Gulf’s book of business.  S&P noted that the outlook on all TPC operating units (except for Gulf) is stable.  S&P removed from CreditWatch and affirmed the financial strength rating of A+ of the St. Paul Insurance Group, and removed The St. Paul Travelers Companies, Inc. from CreditWatch and affirmed The St. Paul Travelers Companies, Inc. senior debt rating of BBB+, both with a stable outlook.

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

•                  Moody’s: On July 23, 2004, Moody’s affirmed the insurance financial strength ratings of the Travelers Property Casualty Pool (Aa3), St. Paul Insurance Group (A1) and Gulf Insurance Group (A2). Additionally, Moody’s affirmed the long-term debt ratings of The St. Paul Travelers Companies, Inc., Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. (A3). The outlook for the legacy St. Paul Insurance Group was assigned an outlook of negative.

•                  S&P: On July 23, 2004, S&P affirmed the counterparty credit and financial strength ratings on members of the St. Paul Insurance Group, Travelers Property Casualty Pool, Travelers Casualty and Surety Company of America, Travelers Casualty and Surety Company of Europe, LTD and Gulf Insurance Group (A+). S&P also affirmed the counterparty credit and senior debt ratings of The St. Paul Travelers Companies, Inc. (BBB+).  A stable outlook was assigned to all the above ratings.

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

In September 2004, S&P downgraded its counterparty and financial strength ratings of Afianzadora Insurgentes, S.A., a majority-owned subsidiary of United States Fidelity and Guaranty Company operating in Mexico, to BBB- from BBB+ in the global scale and to mxAA from mxAAA in the national scale.  The short-term financial strength ratings were affirmed at mxA-1+ in the national scale.  The ratings were removed from CreditWatch with an outlook of negative.  At the same time, counterparty and financial strength ratings were withdrawn at the Company’s request.

The Company does not expect the rating actions taken or those anticipated to have any significant impact on the operations of the Company, and its insurance subsidiaries.

The following table summarizes the current claims-paying and financial strength ratings of Travelers Property Casualty Insurance Pool, The St. Paul Insurance Group, Travelers C&S of America, Gulf Insurance Group, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company and Afianzadora Insurgentes, S.A., by A.M. Best, Fitch, Moody’s and S&P as of July 28, 2004.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P		Fitch
Travelers Property Casualty Pool (a)	A+	(2nd of 16)	Aa3	(4th of 21)	A+	(5th of 21)	AA-	(4th of 24)
St. Paul Insurance Group (b)	A	(3rd of 16)	A1	(5th of 21)	A+	(5th of 21)	AA-	(4th of 24)
Travelers C&S of America	A+	(2nd of 16)	Aa3	(4th of 21)	A+	(5th of 21)	AA-	(4th of 24)
Gulf Insurance Group (c)	A-	(4th of 16)	A2	(6th of 21)	A+	(5th of 21)	—
Northland Pool (d)	A	(3rd of 16)	—		—		—
First Floridian Auto and Home Ins. Co.	A	(3rd of 16)	—		—		AA-	(4th of 24)
First Trenton Indemnity Company	A	(3rd of 16)	—		—		AA-	(4th of 24)
The Premier Insurance Co. of MA	A	(3rd of 16)	—		—		AA-	(4th of 24)
Travelers Europe	A+	(2nd of 16)	—		A+	(5th of 21)	—
Discover Reinsurance Company	A-	(4th of 16)	—		—		AA-	(4th of 24)
Afianzadora Insurgentes, S.A.	A-	(4th of 16)	—		—		—

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

Claim and Claim Adjustment Expense Reserves

Gross claims and claim adjustment expense reserves by product line were as follows:

(in millions)	September 30, 2004	December 31, 2003

General liability	$18,953	$11,042
Property	5,140	2,162
Commercial multi-peril	4,356	3,384
Commercial automobile	4,696	2,717
Workers’ compensation	14,799	11,288
Fidelity and surety	1,781	581
Personal automobile	2,791	2,384
Homeowners and personal lines – other	1,130	916
International and other	3,594	—
Property-casualty	57,240	34,474
Accident and health	140	99
Claims and claim adjustment expense reserves	$57,380	$34,573

The Company maintains loss reserves to cover estimated ultimate unpaid liability for claims and claim adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period.  Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques, at a given accounting date.  These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors.  Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes.  Many of these items are not directly quantifiable, particularly on a prospective basis.  Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer.  Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled.  Adjustments to reserves are reflected in the results of the periods in which the estimates are changed.  Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient.  If estimated reserves are insufficient, the Company will incur additional income statement charges.

Some of the Company’s loss reserves are for asbestos and environmental claims and related litigation, which aggregated $4.68 billion on a gross basis at September 30, 2004.  While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding asbestos or environmental related claims could result in liability in future periods that differ from current reserves by an amount that could be material to the Company’s future operating results and financial condition.  See the discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation in this report.

As described earlier, the Company acquired SPC’s runoff health care reserves in the merger, which are included in the General Liability product line in the table above.  SPC had ceased underwriting new business in this operation at the end of 2001 and had experienced significant adverse loss development on its health care loss reserves since that time.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves.  These tools and metrics were established to more explicitly monitor and validate key assumptions supporting the Company’s reserve conclusions since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed track three primary indicators which influence those conclusions and include:  a) newly reported claims, b) reserve development on known claims and c) the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim.  These three indicators are related such that if one deteriorates, additional improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The results of these indicators in the third quarter of 2004 support the Company’s current view that it has recorded a reasonable provision for its medical malpractice exposures as of September 30, 2004.

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

	As of
(in millions)	September 30, 2004	December 31, 2003
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$12,430	$6,946
Allowance for uncollectible reinsurance	(727)	(387)
Net reinsurance recoverables	11,703	6,559
Mandatory pools and associations	2,487	2,204
Structured settlements	3,961	2,411
Total reinsurance recoverables	$18,151	$11,174

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

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables.  The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, amounts in dispute, applicable coverage defenses, and other relevant factors.  Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates.  Changes in these estimates could result in additional income statement charges.  The $340 million increase in the allowance for uncollectible reinsurance since December 31, 2003 primarily reflected the impact of the merger and charges recorded in the second quarter to increase the allowance, as discussed earlier in this report.

Investment Impairments

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale or reported at fair value is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.

Fixed maturities for which fair value is less than 80% of amortized cost for more than one quarter are evaluated for other-than-temporary impairment.  A fixed maturity is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms.

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

•                  a breach of a covenant or the failure to service debt; and

•                  fraud within the company.

For fixed maturity and equity investments, factors that may indicate that a decline in value is not other-than-temporary include the following:

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

The Company manages the portfolio to maximize long-term return, evaluating current market conditions and the future outlook for the entities in which it has invested.  Because this portfolio primarily consists of privately-held, early-stage venture investments, events giving rise to impairment can occur in a brief period of time (e.g., the entity has been unsuccessful in securing additional financing, other investors decide to withdraw their support, complications arise in the product development process, etc.), and decisions are made at that point in time, based on the specific facts and circumstances, with respect to a recognition of “other-than-temporary” impairment or sale of the investment.

Impairment charges included in net pretax realized investment gains and losses were as follows:

	2004
(in millions)	1st Quarter	2nd Quarter	3rd Quarter

Fixed maturities	$6	$8	$9
Equity securities	3	—	2
Venture capital	—	14	12
Real estate and other	2	1	5
Total	$11	$23	$28

	2003
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fixed maturities	$41	$15	$6	$3
Equity securities	—	4	1	1
Real estate and other	17	—	—	2
Total	$58	$19	$7	$6

For the three and nine months ended September 30, 2004, the Company recognized other-than-temporary impairments of $9 million and $23 million, respectively, in the fixed income portfolio related to various issuers with credit risk associated with the issuer’s deteriorated financial position.

For the three and nine months ended September 30, 2004, the Company realized impairments of $12 million and $26 million in its venture capital portfolio on 15 holdings.  Three of the holdings were impaired due to new financings at less than favorable rates.  Five holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product).  Seven of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity.  The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

For the three and nine months ended September 30, 2004, the Company realized impairments of $5 million and $8 million, respectively, in its real estate and other holdings.  The losses recorded in the third quarter were the result of falling rental rates and occupancies in three of the Company’s real estate investment holdings.

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

The Company’s investment portfolio includes non-publicly traded investments, such as real estate partnerships and joint ventures, investment partnerships, private equities, venture capital investments and certain fixed income securities.  The real estate partnerships and joint ventures, investment partnerships and certain private equities are accounted for using the equity method of accounting, which are carried at cost, adjusted for the Company’s share of earnings or losses and reduced by any cash distributions.  Certain other private equity investments, including venture capital investments, are not subject to the provisions of SFAS 115 but are reported at estimated fair value in accordance with SFAS 60.  The fair value of the venture capital investments is based on an estimate determined by an internal valuation committee for securities for which there is no public market.  The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at September 30, 2004:

(in millions)	Carrying Value

Investment partnerships, including hedge funds	$1,890
Fixed income securities	343
Equity investments	387
Real estate partnerships and joint ventures	189
Venture capital	429
Total	$3,238

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2004, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total

Fixed maturities	$—	$—	$—	$—	$—
Equity securities	—	—	—	—	—
Venture capital	7	14	—	—	21
Total	$7	$14	$—	$—	$21

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions.  Further, unrealized losses as of September 30, 2004 represent less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At September 30, 2004, non-investment grade securities comprised 3% of the Company’s fixed income investment portfolio.  Included in those categories at September 30, 2004 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $357 million and a fair value of $346 million, resulting in a net pretax unrealized loss of $11 million.  These securities in an unrealized loss position represented less than 1% of the total amortized cost and less than 1% of the fair value of the fixed income portfolio at September 30, 2004, and accounted for 5% of the total pretax unrealized loss in the fixed income portfolio.

Following are the pretax realized losses on investments sold during the three months ended September 30, 2004:

(in millions)	Loss	Fair Value

Fixed maturities	$60	$1,381
Equity securities	1	7
Other	2	5
Total	$63	$1,393

Following are the pretax realized losses on investments sold during the nine months ended September 30, 2004:

(in millions)	Loss	Fair Value

Fixed maturities	$125	$3,057
Equity securities	4	39
Other	28	203
Total	$157	$3,299

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 3 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

A number of governmental and regulatory authorities, including, among others, the New York Attorney General and the Connecticut Attorney General, have announced ongoing, industry-wide investigations of insurance sales practices.  Because the investigations are so recent and continue to develop, the Company is not able to predict how the industry may be affected and, in turn, what impact changes in the industry may have on the Company.

FORWARD-LOOKING STATEMENTS

This report may contain, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, the Company may make forward-looking statements about the Company’s results of operations, financial condition and liquidity; the sufficiency of the Company’s asbestos and other reserves; and the post-merger integration.  Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: adverse developments involving asbestos claims and related litigation; the impact of aggregate policy coverage limits for asbestos claims; the impact of bankruptcies of various asbestos producers and related businesses; the willingness of parties including the Company to settle asbestos-related litigation; the Company’s ability to fully integrate the former St. Paul and Travelers businesses in the manner or in the timeframe currently anticipated; insufficiency of, or changes in, loss and loss adjustment expense reserves; the Company’s inability to obtain prices sought due to competition or otherwise; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and building repair costs; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to us; adverse developments in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative and other governmental actions, including, but not limited to, federal and state legislation related to asbestos liability reform and governmental actions regarding the compensation of brokers and agents; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal policies; and changes to the regulatory capital requirements.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The Company analyzes quantitative information about market risk based on sensitivity analysis models.

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

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.1 billion and $1.2 billion based on a 100 basis point increase in interest rates as of September 30, 2004 and December 31, 2003, respectively.

The loss in fair value estimates does not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends.  In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments.  As a result, the loss value excludes a significant portion of the Company’s consolidated balance sheet, which if included in the sensitivity analysis model, would potentially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

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

At September 30, 2004, approximately 5.7% of the Company’s invested assets were denominated in foreign currencies. Invested assets denominated in the British Pound Sterling comprised approximately 3.0% of total invested assets at September 30, 2004. The Company has determined that a hypothetical 10% reduction in the value of the Pound Sterling would have an approximate $192 million reduction in the value of its assets, although there would be a similar offsetting change in the value of the related insurance reserves.  No other individual foreign currency accounts for more than 1.4% of the Company’s invested assets at September 30, 2004.

The Company has also entered into foreign currency forwards with a U.S. dollar equivalent notional amount of $347 million as of September 30, 2004 to hedge its foreign currency exposure on certain contracts.  Of this total, 14% are denominated in British Pound Sterling, 33% are denominated in the Japanese yen, 30% are denominated in the Euro and 23% are denominated in the Canadian dollar.  The Company’s exposure to foreign exchange risk was not significant at December 31, 2003.

Item 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As a result of the merger of SPC and TPC and the consolidation of the Company’s corporate headquarters in St. Paul, Minnesota, the Company made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2004.  The changes involved combining the financial reporting process and the attendant personnel and system changes.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TPC is involved in bankruptcy and two other significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims are covered by insurance policies issued by TPC.  These proceedings have resulted in decisions favorable to TPC, although those decisions are subject to appellate review.  The status of the various proceedings is described below.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware).  In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion.  ACandS asserts that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling described below, TPC is liable for 45% of the $2.80 billion.  On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization.  The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code.  ACandS has filed a notice of appeal of the bankruptcy court’s decision and has filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court.  TPC has moved to dismiss the appeal and objections and has also filed an opposition to ACandS’ objections.

One of the proceedings was an arbitration commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  On September 16, 2004, the Court entered an order denying ACandS’ motion to vacate the arbitration award.  On October 6, 2004, ACandS filed a notice of appeal.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D. Ct. E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision.  The Court found the dispute was moot as a result of the arbitration panel’s decision.  The Court, therefore, based on the arbitration panel’s decision, dismissed the case.  On October 6, 2004, ACandS filed a notice of appeal.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio and Texas state courts against TPC, SPC and United States Fidelity and Guaranty Corporation (USF&G) and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, had been subject to a temporary restraining order entered by the federal bankruptcy court in New York that had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns Manville.  In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoined these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  Notwithstanding the injunction, additional Common Law Claims were filed and served on TPC.

On November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached.  This settlement includes a lump sum payment of up to $412 million by TPC, subject to a number of significant contingencies.  After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached.  This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies.  Each of these settlements was contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court in connection with the original Johns-Manville bankruptcy proceedings.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred.  The order also applies to similar direct action claims that may be filed in the future.

Several notices of appeal from that order have been taken and are currently pending.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.  It is not possible to predict how appellate courts will rule on the pending appeals.

SPC and USF&G, which are not covered by the bankruptcy court rulings on the settlements described above, have numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against them.  Many of these defenses have been raised in initial motions to dismiss filed by SPC and USF&G and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 in Ohio on some of these motions filed by SPC, USF&G and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  The plaintiffs in these actions have appealed these favorable rulings.  SPC’s and USF&G’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos Claims and Litigation”, “– Environmental Claims and Litigation” and “– Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

The trial courts ordered dismissal of the Alabama, California, Kentucky, Pennsylvania and New York cases, and one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.).  In addition, the trial courts have ordered partial dismissals of five other cases: those pending in Tennessee, New Jersey, Illinois, Missouri and Arizona.  The trial courts in Georgia, Texas and Michigan denied defendants’ motions to dismiss.  The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily.  The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal.  After the rulings described above, the plaintiffs withdrew the New York and Michigan cases.  Although the trial court in Texas granted class certification, the appellate court subsequently reversed that ruling, holding that class certification should not have been granted and the United States Supreme Court denied plaintiff’s request for further review of that appellate ruling.  TPC is vigorously defending all of the pending cases and the Company’s management believes TPC has meritorious defenses; however, the outcome of these disputes is uncertain.

From time to time the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company's reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraph.

Gulf Insurance Company (Gulf), a wholly-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on May 12, 2004, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  The reinsurers have asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract.  Separate actions filed by Transatlantic and Gerling have been consolidated with the original Gulf action for pre-trial purposes.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.

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

Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters to have a material adverse effect on its results of operations in a future period.

TPC and its board of directors were named as defendants in three purported class action lawsuits brought by four of TPC’s former shareholders seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT December 15, 2003). The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants.  On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval of the settlements.  The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys’ fees.  In light of the August 2004 shareholder litigation described below, the parties are evaluating how to proceed.

Beginning in August 2004, following post-merger announcements by the Company regarding, among other things, the levels of its reserves, shareholders of the Company commenced a number of purported class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota and the New York State Supreme Court, New York County.  The complaints allege that the Company issued false or misleading statements in connection with the April 2004 merger between TPC and SPC.  The complaints do not specify damages.  In addition, a derivative suit has been filed against the Company and certain of its current and former officers and directors in the District of Minnesota, alleging common law claims arising out of the same facts and circumstances.  The Company believes that these lawsuits have no merit and intends to defend them vigorously.

In connection with SPC’s Western MacArthur asbestos litigation, which was recently settled, several purported class action lawsuits were filed in the fourth quarter of 2002 against SPC and its chief executive officer and chief financial officer.  In the first quarter of 2003, the lawsuits were consolidated into a single action, which made various allegations relating to the adequacy of SPC’s previous public disclosures and reserves relating to the Western MacArthur asbestos litigation, and sought unspecified damages and other relief.  In the second quarter of 2004, SPC executed a definitive settlement agreement and the court granted final approval of the settlement in the third quarter of 2004.

Following recent announcements by a number of governmental and regulatory authorities of industry-wide investigations of insurance sales practices, a civil purported class action lawsuit was filed on November 1, 2004, in federal court in the District of Minnesota against the Company and certain of its current and former officers and directors.  The complaint alleges that the Company violated federal securities law by issuing false and misleading statements relating to contingent commissions paid to insurance brokers.  The Company believes the allegations in the complaint are without merit and intends to defend vigorously.

SPC had disclosed in its Securities and Exchange Commission filings prior to the merger that its pretax net exposure with regard to surety bonds it had issued on behalf of companies operating in the energy trading sector totaled approximately $336 million at March 31, 2004, with the largest individual exposure approximating $173 million.  In July 2004, the company with the largest individual exposure announced an agreement to provide collateral to support the two surety bonds issued to it by SPC.  In the third quarter of 2004, that company provided all of the collateral required by the July agreement.  As a result of receipt of the collateral and implementation of the July agreement, one of the two bonds has been released and the Company expects to resolve its exposure on the other bond within its previously established reserves.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending coverage claims brought against it.  While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management, it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

As part of ongoing, industry-wide investigations of insurance sales practices, the Company has received subpoenas and similar requests for information from the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Connecticut and the Office of the Attorney General of the State of Minnesota, requesting documents and seeking information relating to the conduct of business between insurance brokers and the Company and its subsidiaries.  A number of the Company’s subsidiaries have also received similar requests for information from the North Carolina Department of Insurance and the Illinois Department of Financial and Professional Regulation Division of Insurance.  It has been widely reported that other governmental and regulatory authorities are conducting similar inquiries, and the Company and its subsidiaries may receive additional requests for information from these authorities. The Company will cooperate fully with these requests for information.

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

		(a)	(b)	(c)	(d)
Period Beginning	Period Ending	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares or (units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2004	July 31, 2004	81,559	$38.35	—	—
Aug. 1, 2004	Aug. 31, 2004	9,611	35.54	—	—
Sept. 1, 2004	Sept. 30, 2004	68,650	33.75	—	—
Total		159,820	$36.21	—	—

(1)          All repurchases in the table represent shares repurchased from restricted stock award recipients upon vesting of their awards to fund the recipients’ tax liabilities related to the award.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

For additional information regarding the historical financial information for SPC, please refer to SPC’s 2003 Annual Report filed on Form 10-K.

In November 2004, the Company and Mr. Fishman amended Mr. Fishman's employment contract to provide that his obligation to reimburse the Company for international, personal use of corporate aircraft be equal to the maximum amount legally payable under FAA regulations, not to exceed the then applicable first class rate, and to set forth certain other terms consistent with FAA regulations applicable to such use of the aircraft.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Paul Travelers Companies, Inc.

Date:	November 8, 2004	By	/s/ Bruce A. Backberg
Bruce A. Backberg
Senior Vice President
(Authorized Signatory)

Date:	November 8, 2004	By	/s/ John C. Treacy
John C. Treacy
Vice President & Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of the Company, effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2†	Amended and Restated Bylaws of the Company.

10.1†	Amendment to Employment Agreement between the Company and Jay S. Fishman.

10.2†	Form of Employee Stock Option Grant Notification and Agreement.

10.3†	Form of Employee Restricted Stock Award Notification and Agreement.

10.4†	The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan.

10.5†	The St. Paul Travelers Companies, Inc. Deferred Compensation Plan for Non-Employee Directors.

12.1†	Statement re computation of ratios.

31.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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