Form 10-K
period 2004-12-31
ST PAUL TRAVELERS COMPANIES INC
filed 2005-03-16
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-10898

The St. Paul Travelers Companies, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0518860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 Washington Street,

St. Paul, MN 55102

(Address of principal executive offices) (Zip Code)

(651) 310-7911

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, without par value	New York Stock Exchange

Guarantee with respect to the 7.6% Trust Preferred Securities of St. Paul Travelers Capital Trust I	New York Stock Exchange

Equity Units	New York Stock Exchange

4.5% Convertible Junior Subordinated Notes due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

As of June 30, 2004, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $27,051,384,688.

As of March 8, 2005, 673,464,057 shares of the registrant’s common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The St. Paul Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2004

PAR T I

Item 1.	BUSINES S

The St. Paul Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. It also has a presence in the asset management industry through its 79% majority ownership of Nuveen Investments, Inc. (Nuveen Investments). The Company, known as The St. Paul Companies, Inc. (SPC) prior to its merger with Travelers Property Casualty Corp. (TPC), is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 385 Washington Street, St. Paul, Minnesota 55102, and the telephone number is (651) 310-7911.

On April 1, 2004, TPC merged with a subsidiary of SPC, as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition. Accordingly, all financial information presented herein for the twelve months ended December 31, 2004 reflects the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004. The financial information presented herein for the prior year periods reflects the accounts of TPC. In connection with the merger, each issued and outstanding share of TPC class A and class B common stock (including the associated preferred stock purchase rights) was exchanged for 0.4334 of a share of the Company’s common stock. All share and per share amounts for all prior periods have been restated to reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value, except with regard to share information related to the TPC initial public offering in 2002.

TPC is a Connecticut corporation that was formed in 1979 and, prior to its March 2002 initial public offering of class A common stock (IPO), was an indirect wholly-owned subsidiary of Citigroup Inc. (together with its consolidated subsidiaries, Citigroup). TPC was reorganized in connection with its IPO in March 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC’s consolidated financial statements were adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company and its subsidiaries (being the former U.S. life insurance operations of TPC), certain other wholly-owned non-insurance subsidiaries of TPC and substantially all of TPC’s assets and certain liabilities not related to the property casualty insurance business.

In the IPO, on March 21, 2002, TPC issued 231 million shares* of its class A common stock, representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. beneficially owned all of the 500 million shares* of TPC’s outstanding class B common stock, each share of which was entitled to seven votes, and 269 million shares* of TPC’s class A common stock, each share of which was entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution was tax-free to Citigroup, its stockholders and TPC. As part of the ruling

*	Share amounts are unadjusted for the merger of TPC and SPC.

process, Citigroup agreed to vote the shares it continued to hold of TPC following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution. After the merger, this undertaking also applies to shares of Company common stock.

At December 31, 2004, Citigroup held for its own account 6.50% of the Company’s outstanding common stock. At December 31, 2003 and 2002, Citigroup held for its own account 9.87% and 9.95%, respectively, of TPC’s common equity and 9.87% and 9.98%, respectively, of the combined voting power of TPC’s outstanding voting securities.

The following discussion of the Company’s business is organized as follows: (i) a description of each of the Company’s four business segments (Commercial, Specialty, Personal, collectively comprising the Company’s property-casualty insurance operations, and Asset Management) and related services; (ii) a description of Interest Expense and Other; and (iii) certain other information.

PROPERTY-CASUALTY INSURANCE OPERATIONS

COMMERCIAL

The Commercial segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial is organized into three marketing and underwriting groups, each of which focuses on a particular client base:

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

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations; and policies written by the Company’s subsidiary Gulf Insurance Company (Gulf), which was placed into runoff during the second quarter of the year. These operations are collectively referred to as Commercial Other.

Selected Market and Product Information

The following table sets forth Commercial net written premiums by market and product line for the periods indicated. For a description of the product lines and markets referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2004	2003	2002	% of Total 2004
By market:
Commercial Accounts	$4,211	$3,251	$3,151	51.3%
Select Accounts	2,555	2,047	1,869	31.1
National Accounts	940	831	641	11.4

Total Commercial Core	7,706	6,129	5,661	93.8
Commercial Other	507	733	669	6.2

Total Commercial by market	$8,213	$6,862	$6,330	100.0%

By product line:
Commercial multi-peril	$2,517	$2,246	$1,979	30.6%
Workers’ compensation	1,499	1,234	1,020	18.3
Commercial automobile	1,576	1,313	1,364	19.2
Property	1,455	1,166	1,076	17.7
General liability	1,113	833	817	13.6
Other	53	70	74	0.6

Total Commercial by product line	$8,213	$6,862	$6,330	100.0%

Many National Accounts customers require insurance-related services in addition to or in lieu of pure risk coverage, primarily for workers’ compensation and, to a lesser extent, general liability and commercial automobile exposures. These types of services include risk management services, such as claims administration, loss control and risk management information services, and are generally offered in connection with large deductible or self-insured programs. These services generate fee income rather than net written premiums.

Principal Markets and Methods of Distribution

The Commercial segment distributes its products through approximately 6,200 independent agencies and brokers located throughout the United States that are serviced by approximately 100 field offices and three customer service centers. In recent years, the Commercial segment, particularly in its Select Accounts operation, has made significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Commercial builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Commercial considers each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, Commercial carefully monitors its performance.

Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts’ casualty products primarily target mid-sized businesses with 75 to 1,000 employees, while its property products target large, mid-sized and small businesses. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs.

A key objective of Commercial Accounts is continued focus on first party product lines of business, which cover risks of loss to property of the insured. Beyond the traditional middle market network, dedicated underwriting units exist to complement the middle market or specifically respond to the unique or unusual business client insurance needs. These units are as follows:

•	National Property provides insurance coverage for large commercial property schedules and mid-sized risks covering losses on buildings, business assets and business interruption exposures.

•	Transportation provides auto liability, damage coverage, cargo and general liability coverages to the trucking industry. Products have been developed for Non-fleet (generally 1-10 units) and Fleet (11+ units) customers and are distributed through general agents.

•	Boiler and Machinery provides comprehensive breakdown coverages for equipment including property and business income coverages. Through the BoilerRe unit, Boiler and Machinery also provides reinsurance, underwriting, engineering, claim handling and risk management services to other property casualty carriers that do not have in-house expertise.

•	Inland Marine provides insurance which generally covers articles that may be transported from one place to another, goods in transit other than transoceanic and movable objects. Coverages include builder’s risk, contractor’s equipment, fine arts, jewelers, motor truck cargo and transportation risks.

•	Agribusiness offers property and liability coverages other than workers’ compensation for farms, ranches and larger commercial growers of agricultural products.

•	Excess and Surplus coverages are written on a non-admitted basis through established wholesalers. Coverages typically underwritten include commercial auto and general liability.

•	National Programs offers tailored insurance products to commercial insureds with similar risk characteristics, underwritten on a program basis. Programs are typically marketed through a single distribution channel. The targeted industries include entertainment, leisure, service, retail and sports.

Select Accounts is a leading provider of property casualty products to small businesses. It generally serves firms with one to 75 employees and generally less complex exposures. Products offered by Select Accounts are guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents and brokers, who are often the same agents and brokers that sell the Company’s Commercial Accounts, Specialty and Personal products. In addition to the traditional small commercial agency network, Select Accounts has a dedicated servicing unit that serves unique customer needs, including small national programs, architects and engineers, and emerging distribution markets.

Select Accounts offers its independent agents a system for small businesses that helps them connect all aspects of sales and service through a comprehensive service platform. Components of the platform include agency automation capabilities and state-of-the-art service centers that function as an extension of an agency’s customer service operations, both of which are highly utilized by agencies. More than 89% of Select Accounts’ eligible business volume is processed by agencies using its automated issuance systems, which allow agents to quote and issue policies from agency offices. Approximately 3,600 agencies have chosen to take advantage of Select Accounts’ service centers, which offer agencies a wide range of services, including coverage and billing inquiries, policy changes, the assistance of licensed service professionals and extended hours of operations.

National Accounts sells a variety of casualty products and services to large companies. National Accounts clients generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Through a network of field offices, the Company’s underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients’ needs. Workers’ compensation accounted for approximately 76% of sales to National Accounts customers during 2004, based on direct written premiums and fees. National Accounts generated $446 million of fee income in 2004, excluding residual market business discussed below.

National Accounts also includes the Company’s commercial residual market business. The Company’s commercial residual market business sells claims and policy management services to workers’ compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. The Company services approximately 35% of the total workers’ compensation assigned risk market. The Company is one of only two servicing carriers that operate nationally. Assigned risk plan contracts generated approximately $212 million in fee income in 2004.

Commercial Other includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations; and Gulf, which was placed into runoff during the second quarter of 2004. Certain business previously written by Gulf is now being written in Commercial Accounts and in the Company’s Specialty segment. Gulf provided specialty coverages including management and professional liability, excess and surplus lines, environmental, umbrella and fidelity. Gulf also provided insurance products specifically designed for financial institutions, the entertainment industry and sports organizations.

Pricing and Underwriting

Pricing levels for Commercial property and casualty insurance products are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and managing claims, and a reasonable allowance for profit. Commercial has a disciplined approach to underwriting and risk management that emphasizes a profit-orientation rather than premium volume or market share.

Commercial has developed an underwriting and pricing methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. It utilizes proprietary data gathered and analyzed with respect to its Commercial business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about specific industry segments. This methodology enables Commercial to streamline its risk selection process and develop pricing parameters that will not compromise Commercial’s underwriting integrity.

For smaller businesses, Select Accounts uses a process based on industry classifications to allow agents and field underwriting representatives to make underwriting and pricing decisions within predetermined classifications, because underwriting criteria and pricing tend to be more standardized for these smaller exposures.

A significant portion of Commercial business is written with large deductible insurance policies. Under some workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 2004, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $4.21 billion. Retrospectively rated policies are also used for workers’ compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it does introduce credit risk to the Company. Receivables on unpaid losses from holders of retrospectively rated policies totaled approximately $267 million at December 31, 2004. Significant collateral, primarily letters of credit and, to a lesser extent cash collateral and surety bonds, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial continually monitors the credit exposure on individual accounts and the adequacy of collateral.

The Company continually monitors its exposure to natural and manmade peril catastrophic losses and attempts to mitigate such exposure. The Company uses sophisticated computer modeling techniques to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. See “—Reinsurance.”

Product Lines

Commercial Multi-Peril provides a combination of property and liability coverage. Property insurance covers damages such as those caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption resulting from a covered loss. Liability coverage insures businesses against third parties from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

Workers’ Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee’s early return to work, cost-effective quality care, and customer service in this market. The Company offers the following three types of workers’ compensation products:

•	guaranteed cost insurance products, in which policy premium charges are fixed for the period of coverage and do not vary as a result of the insured’s loss experience;

•	loss-sensitive insurance products, including large deductible and retrospectively rated policies, in which fees or premiums are adjusted based on actual loss experience of the insured during the policy period; and

•	service programs, which are generally sold to the Company’s National Accounts customers, where the Company receives fees rather than premiums for providing loss prevention, risk management, and claim and benefit administration services to organizations under service agreements. The Company also participates in state assigned risk pools as a servicing carrier and pool participant.

Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are manmade events such as theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see “—Terrorism Risk Insurance Act of 2002.” Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

General Liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. Specialized liability policies may also include coverage for directors’ and officers’ liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance. Errors and omissions insurance for professionals (such as lawyers, accountants, doctors and other health care providers) is sometimes also known as professional liability insurance.

Geographic Distribution

The following table shows the distribution of Commercials’ direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2004:

State	% of Total
California	11.5%
New York	9.4
Texas	6.3
Massachusetts	5.4
Illinois	5.1
Florida	4.6
New Jersey	4.5
Pennsylvania	3.6
All Others (1)	49.6

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2004 by the Company.

SPECIALTY

The Specialty segment was created upon the merger of TPC and SPC. It combined SPC’s specialty operations with TPC’s Bond and Construction operations, which were included in TPC’s Commercial segment prior to the merger. The Specialty segment provides a full range of standard and specialized insurance coverages and services through dedicated underwriting, claims handling and risk management groups. In many of its businesses, Specialty competes through the use of proprietary rates and policy forms. The segment comprises two primary groups: Domestic Specialty and International Specialty.

Domestic Specialty includes the following marketing and underwriting organizations, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs:

•	Bond provides a wide range of customers with specialty products built around the Company’s market leading surety bond business along with an expanding executive liability practice for middle and small market private accounts and not-for-profit accounts. Bond’s range of products includes fidelity and surety bonds, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages.

•	Construction offers a variety of products and services, including traditional insurance, consisting of workers’ compensation, general liability and commercial auto coverages, and other risk management solutions, to a broad range of contractors. The focus is on a long-term commitment to the construction industry, offering guaranteed cost products for smaller and mid-sized policyholders and loss sensitive programs for larger accounts where the customer and the Company work together in actively managing and controlling exposure and claims and where they share risk through policy features such as small and large deductibles or retrospective rating.

•	Financial and Professional Services provides professional liability and management liability coverages for public corporations against losses caused by the negligence or misconduct of named directors and officers, errors and omissions coverages for a variety of professionals such as lawyers, insurance agents and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice, and a full range of insurance coverages including property, auto, liability, fidelity and professional liability coverages for financial institutions.

Specialty also includes several other underwriting groups that provide unique combinations of insurance coverage, risk management, claims handling and other services for a targeted client’s needs. Included in “Other Domestic Specialties” are the following business units:

•	Technology offers a well-balanced comprehensive portfolio of specialty products and services to companies involved in telecommunications, information technology, medical technology and electronics manufacturing. These products include property, commercial auto, general liability, workers’ compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

•	Public Sector Services markets insurance products and services to public entities including municipalities, counties, Indian Nation gaming and selected special government districts such as water and sewer utilities. The policies written by this business group typically cover property, commercial auto, general liability and errors and omissions exposures.

•	Ocean Marine underwrites a diverse portfolio of coverages for all forms of marine transportation and the companies that serve them, as well as other businesses involved in international trade. The Company’s product offerings fall under six main coverage categories: marine liability, cargo, hull and machinery, protection and indemnity, pleasure craft, and marine property and liability.

•	Oil and Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas including operators and drilling contractors as well as various service and supply companies and manufacturers that support upstream operations. The policies written by this business group insure drilling rigs, natural gas facilities, and production and gathering platforms, and cover risks including physical damage, liability and business interruption.

•	Underwriting Facilities underwrites liability and property facilities produced by wholesalers and managing general agents (MGAs). MGAs are licensed insurance agents that manage customers with unique requirements, primarily those with moderate- to high-hazard exposures requiring expertise in the surplus lines marketplace and the ability to use policy forms not subject to regulatory requirements. Coverages include property, commercial auto and general liability.

•	Umbrella/Excess and Surplus Group, which consists of two distinct business units:

(a)	Specialty Excess and Umbrella (SEU) focuses on umbrella and excess liability business for retail agents and brokers, where other insurance companies are providing the primary coverage. This group also provides coverages in the case where other Company business groups prefer to outsource the underwriting of umbrella and excess business based on the expertise and/or limit capacity of SEU. The coverages underwritten are typically commercial auto, general liability and product liability. Umbrella coverage may also be underwritten over a company that retains risk or has a self-insured retention, instead of a scheduled underlying policy.

(b)	Excess & Surplus Lines (E&S Lines) offers mono-line umbrella and excess coverage where the Company does not write the primary casualty coverage, or where other business groups within the Company prefer to outsource the underwriting of umbrella and excess business based on the expertise and/or limit capacity of E&S Lines. Business is written on a non-admitted basis through established wholesalers. The coverages typically underwritten include commercial auto, general liability and product liability.

•	Discover Re principally provides commercial auto liability, general liability, workers’ compensation and property coverages. It serves retail brokers and insureds that utilize the alternative risk transfer market. Alternative risk transfer techniques are typically utilized by sophisticated insureds that are financially able to assume a substantial portion of their own losses.

•

Personal Catastrophe Risk underwrites personal property coverages in certain states exposed to earthquakes and hurricanes, including principally California, Texas and Florida. As with the Company’s commercial catastrophe risk coverages underwritten in the Commercial segment, a single loss event may produce heavy losses under a number of policies. The Company attempts to manage the risk to which it is exposed through natural catastrophe reinsurance coverage.

International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland, the Company’s participation in Lloyd’s, and the Global Underwriting business group.

Specialty’s International Operations are located in the United Kingdom, Canada and the Republic of Ireland, where it offers specialized insurance and risk management services to several specialty customer groups, including those in the technology, public services, and financial and professional services industry sectors. The Company’s international operations primarily underwrite employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to directors and officers or errors and omissions coverage), motor (similar to automobile coverage in the United States) and property.

The Global Underwriting business group underwrites “home-foreign” business, representing coverage for a U.S. organization’s property-liability exposures in a foreign country, and “reverse-flow” business, which involves coverage of a foreign organization’s property or liability exposures located in the United States, as part of a global program.

At Lloyd’s, Specialty underwrites four principal lines of business—aviation, marine, global property and personal lines—through Syndicate 5000, for which the Company provides 100% of the capital. During the second half of 2004, the Company made a decision to exit certain portions of the personal lines business. In early 2005, the Company sold the right to renew this business as well as the operating companies that supported it.

Select Market and Product Information

The following table sets forth Specialty net written premiums by market and product line for the periods indicated. For a description of the product lines and markets referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2004	2003	2002	% of Total 2004
By market:
Bond	$1,136	$781	$630	23.7%
Construction	846	474	408	17.6
Financial and Professional Services	631	—	—	13.2
Other	1,287	—	—	26.9

Total Domestic Specialty	3,900	1,255	1,038	81.4
International Specialty	894	3	2	18.6

Total Specialty by market	$4,794	$1,258	$1,040	100.0%

By product line:
General liability	$1,554	$332	$218	32.4%
Fidelity and surety	905	531	468	18.9
Workers’ compensation	418	117	114	8.7
Commercial automobile	422	105	91	8.8
Property	317	17	12	6.6
Commercial multi-peril	284	153	135	5.9
International	894	3	2	18.7

Total Specialty by product line	$4,794	$1,258	$1,040	100.0%

Principal Markets and Methods of Distribution

Specialty distributes the majority of its specialty commercial products through the same base of approximately 6,200 independent agencies and brokers that distribute the Commercial segment’s products. These brokers and independent agencies are located throughout the United States and are serviced by three customer service centers. In recent years, Specialty has made significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Specialty builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Specialty considers each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, Specialty carefully monitors its performance.

Specialty also distributes property and casualty products through selected wholesalers using surplus lines paper, both on a brokerage and managing general underwriting basis. Wholesalers are used because they serve certain markets that are not typically served by our appointed retail agents. The wholesale surplus lines market allows for more flexibility to write certain classes of business due to the absence of rate and form regulation for surplus lines business. In working with wholesalers on a brokerage basis, Specialty underwrites the business and sets the premium level. In working with wholesalers on a managing general underwriting (MGU) basis, the MGUs produce and underwrite business that conforms to Specialty’s underwriting guidelines that have been specifically designed for each facility.

Specialty distributes its specialty products internationally through brokers in the domestic markets of each of the three countries in which it operates, the United Kingdom, Canada and the Republic of Ireland. Specialty also writes business at Lloyd’s, where its products are distributed through Lloyd’s accredited brokers and, by virtue of Lloyd’s worldwide licenses, Specialty has access to international markets across the world.

Pricing and Underwriting

Pricing levels for Specialty property and casualty insurance products are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and managing claims, and a reasonable allowance for profit. Specialty has a disciplined approach to underwriting and risk management that emphasizes profit orientation rather than premium volume or market share.

Specialty has developed an underwriting and pricing methodology that incorporates dedicated underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific industry. The underwriters and engineers use proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation, and then use the more than 4,000 proprietary forms to tailor insurance coverage to target markets. This methodology enables Specialty to streamline its risk selection process and develop pricing parameters that will not compromise its underwriting integrity.

A portion of Specialty business is written with large deductible insurance policies. Under some workers’ compensation insurance contracts with deductible features, Specialty is obligated to pay the claimant the full amount of the claim. Specialty is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2004, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $1.41 billion. Significant collateral, primarily letters of credit and, to a lesser extent surety bonds and cash collateral, is generally requested for large deductible plans that provide for deferred collection of deductibles. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Specialty continually monitors the credit exposure and the adequacy of collateral.

Product Lines

General Liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. Specialized liability policies may also include coverage for directors’ and officers’ liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance. Errors and omissions insurance for professionals (such as lawyers, accountants, doctors and other health care providers) is sometimes also known as professional liability insurance.

Fidelity and Surety provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds. This product line includes surety business written in the Company’s St. Paul Guarantee (Canada) and Afianzadora Insurgentes (Mexico) subsidiaries.

Workers’ Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee’s early return to work, cost-effective, quality care and customer service in this market.

Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are manmade events such as theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see “Reinsurance—Terrorism Risk Insurance Act of 2002.” Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit, and unique one-of-a-kind exposures.

Commercial Multi-Peril provides a combination of property and liability coverage. Property insurance covers damages such as those caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption resulting from a covered loss. Liability coverage insures businesses against third parties from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

International provides coverage through non-U.S. insurance markets, predominantly through operations in the United Kingdom, Canada, the Republic of Ireland and at Lloyd’s. The coverage provided in those markets includes employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to directors and officers or errors and omissions coverages), motor (similar to automobile coverage in the United States) and property. While the covered hazard may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those in the United States. International does not include surety business written in the Company’s St. Paul Guarantee and Afianzadora Insurgentes subsidiaries.

Geographic Distribution

The following table shows the distribution of Specialty’s direct written premiums for the states that accounted for the majority of Domestic Specialty premium volume for the year ended December 31, 2004:

State	% of Total
California	15.1%
Texas	7.8
New York	7.6
Florida	6.1
Illinois	4.2
Pennsylvania	3.8
Massachusetts	3.2
New Jersey	3.1
All Others (1)	49.1

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2004 by the Company.

PERSONAL

Personal writes virtually all types of property and casualty insurance covering personal risks. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

Selected Product and Distribution Channel Information

The following table sets forth net written premiums for Personal by product line for the periods indicated. For a description of the product lines referred to in the accompanying table, see “—Product Lines.” In addition, see “—Principal Markets and Methods of Distribution” for a discussion of distribution channels for Personal’s product lines.

(for the year ended December 31, in millions)	2004	2003	2002	% of Total 2004
By product line:
Personal automobile	$3,433	$3,054	$2,843	57.9%
Homeowners and other	2,496	2,027	1,732	42.1

Total Personal	$5,929	$5,081	$4,575	100.0%

Principal Markets and Methods of Distribution

Personal products are distributed primarily through approximately 7,500 independent agencies located throughout the United States, supported by personnel in ten marketing regions, three single state companies and six business service centers. In selecting new independent agencies to distribute its products, Personal considers each agency’s profitability, financial stability, staff experience and strategic fit with Personal’s operating and marketing plans. Once an agency is appointed, Personal carefully monitors its performance. While the principal markets for Personal’s insurance products are in states along the East Coast, in the South and Texas, Personal is expanding its geographical presence across the United States.

Personal operates single state companies in Massachusetts, New Jersey and Florida with products marketed primarily through independent agents. These states represented approximately 20% of Personal direct written premiums in 2004. The companies were established to manage complex markets in Massachusetts and New Jersey and property catastrophe exposure in Florida. Each company has dedicated resources in underwriting, claim, finance, legal and service functions.

Personal uses a consistent operating model with agents outside of the single state companies (see discussion above). The model provides technological alternatives to agents to maximize their ease of doing business. Personal agents quote and issue approximately 97% of Personal’s policies directly from their agencies by leveraging either their own agency management system or using Personal’s proprietary quote and issuance systems which allows agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with the Personal’s underwriting and rating systems, which edit transactions for compliance with Personal’s underwriting and pricing programs. Business processed by agents on these platforms is subjected to consultative review by Personal’s in-house underwriters. In the past year, Personal continued to increase use of Internet-based proprietary systems, and agents have transitioned approximately 96% of Personal’s new business to these platforms. Personal also provides a download capability that refreshes the individual agency system databases of approximately 4,100 agents each day with updated policy information.

Personal continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the ongoing core service responsibility for Personal’s customers to one of the Company’s four Customer Care Centers, where the Company functions as an extension of an agency’s servicing operation by providing a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,100 agents take advantage of this service alternative.

Personal also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and joint marketing arrangements with other insurers. Personal handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company’s call center locations. The Company is one of the leading providers of personal lines products to members of affinity groups. A number of well-known corporations endorse the Company’s product offerings to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that endorse Personal’s tailored offerings to their members. Since 1995, the Company has had a marketing agreement with GEICO to receive referrals for homeowners business. This agreement has added profitable business and helped to geographically diversify the homeowners line of business.

Pricing and Underwriting

Pricing levels for Personal property and casualty insurance products are generally developed based upon the frequency and severity of incurred losses and loss adjustment expense, the expenses of producing business and a reasonable allowance for profit and contingencies. The Company has a disciplined approach to underwriting and risk management that places emphasis on underwriting profit rather than market share.

Personal has developed a product management methodology that integrates the disciplines of underwriting, claim, actuarial and product development. This approach is designed to maintain high quality underwriting discipline and pricing segmentation. Proprietary data is analyzed with respect to Personal’s business over many years. Personal uses a variety of proprietary and vendor produced risk differentiation models to facilitate its pricing segmentation. Personal’s product managers establish strict underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal to streamline its risk selection and pricing processes.

Pricing for personal automobile insurance is driven by changes in the frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and projected claim costs, and obtaining approval from state regulatory authorities when necessary for filed rate changes.

Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. Most homeowners policies offer, but do not require, automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, wind and hail, water damage, earthquakes and tornadoes. In order to reduce the Company’s exposure to catastrophe losses, Personal has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in some markets. In addition, underwriting standards have been tightened, price increases have been implemented in some catastrophe-prone areas, and deductibles have been put in place in hurricane and wind and hail prone areas. Personal uses computer-modeling techniques to assess its level of exposure to loss in hurricane and earthquake catastrophe-prone areas. Changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly reduce catastrophe exposures.

Insurers writing personal lines property casualty policies may be unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes.

Independent agents either submit applications to the Company’s service centers for underwriting review, quote, and issuance or they utilize one of its automated quote and issue systems. Automated transactions are edited by the Company’s systems and issued if they conform to established guidelines. Exceptions are reviewed by underwriters in the Company’s business centers or by agency managers. Audits are conducted by business center underwriters and agency managers, on a systematic sampling basis, across all of the Company’s independent agency generated business. Each agent is assigned to a specific employee or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

The Personal products sold through additional marketing channels are underwritten by the Company’s employees. Underwriters work with the Company management on business plan development, marketing, and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Product Lines

The primary coverages in Personal are personal automobile and homeowners insurance sold to individuals. Personal had approximately 6.1 million policies in force at December 31, 2004.

Personal Automobile provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

Homeowners and Other provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. The Company also writes coverage for personal watercraft, personal articles such as jewelry, and umbrella liability protection.

Geographic Distribution

The following table shows the distribution of Personal’s direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2004:

State	% of Total
New York	17.9%
Texas	8.9
Massachusetts	7.5
Pennsylvania	7.2
New Jersey	6.9
Florida	5.3
Virginia	4.7
Georgia	4.3
Connecticut	4.2
California	3.7
All Others (1)	29.4

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2004 by the Company.

ASSET MANAGEMENT

Nuveen Investments, Inc. is the Company’s asset management subsidiary. The Company held a 79% interest in Nuveen Investments at December 31, 2004.

Nuveen Investments’ core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. Nuveen Investments also provides managed account services to several institutional market segments and channels. Nuveen Investments markets its capabilities under four distinct brands: Rittenhouse (“blue-chip” growth-style equities); NWQ (value-style equities); Nuveen (fixed-income investments); and Symphony (an institutional manager of market-neutral alternative investment portfolios). Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.”

Nuveen Investments’ primary business activities generate three principal sources of revenue: (1) advisory fees earned on assets under management, including exchange-traded funds, separately managed accounts and mutual funds; (2) underwriting and distribution revenues earned upon the sale of certain investment products; and (3) performance fees earned on certain institutional accounts based on the performance of such accounts. Advisory fees accounted for 93% of Nuveen Investments’ total revenues in 2004.

Operations of Nuveen Investments are organized around its principal advisory subsidiaries, which are registered investment advisors under the Investment Advisers Act of 1940. Certain of these advisory subsidiaries manage the mutual funds and exchange-traded funds of Nuveen Investments, and others provide investment services for individual and institutional managed accounts. Additionally, Nuveen Investments, LLC, a registered broker and dealer in securities under the Securities Exchange Act of 1934, as amended, provides investment product distribution and related services for the Company’s managed funds, and, through March 2002, sponsored and distributed the Company’s defined portfolios (unit investment trusts).

At December 31, 2004, Nuveen Investments’ assets under management totaled $115.45 billion, consisting of $50.21 billion of exchange-traded funds, $36.98 billion of retail managed accounts, $15.58 billion of institutional managed accounts and $12.68 billion of mutual funds.

On January 31, 2005, the Company announced its intention to explore alternatives for divestiture of ownership of its 79% share of Nuveen Investments. The proposed divestiture reflects the Company’s strategic decision to focus on its property-casualty business. The Company anticipates a sale within twelve months.

On March 3, 2005, Nuveen Investments filed a Registration Statement on Form S-3 in conjunction with the Company’s intention to explore its strategic alternatives with respect to its equity interest in Nuveen Investments, including a public offering or a sale to a third party.

CLAIMS MANAGEMENT

The Company’s claims management strategy and its execution are critical to operating results and business retention. Claim payout and expense represent a substantial portion of every premium dollar the Company earns. The Company’s claims management strategy is based on four core tenets:

•	fair, efficient, fact-based claims management controls losses for the Company and its customers;

•	use of advanced technology provides front-line claims professionals with necessary information and facilitates prompt claim resolution;

•	specialization of claims professionals and segmentation of claims by complexity, as indicated by severity, coverage and causation, allow the Company to focus its resources effectively; and

•	excellent customer service enhances customer retention.

Claim Services employs a diverse group of professionals, including claim adjusters, appraisers, attorneys, investigators, system specialists and training, management and support personnel. Approved external service providers, such as independent adjusters and appraisers, investigators and attorneys, are available for use as appropriate.

Field claim management teams located in 72 offices in 45 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Commercial, Personal and Specialty segments. Claim teams with specialized skills, resources, and workflows are matched to the unique exposures of those businesses with local claim management dedicated to achieving optimal results within each segment. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. In addition to the field teams, claim staff is dedicated to each of Personal’s single state companies in Florida, Massachusetts and New Jersey. This structure permits the Company to maintain the economies of scale of a larger, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters.

An integral part of the Company’s strategy to benefit customers and shareholders is its continuing leadership in the fight against insurance fraud.

Claim Services uses advanced technology, management information, and data analysis to assist the Company in reviewing its claim practices and results to evaluate and improve its performance. The Company’s claim management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes. In recent years, the Company has invested significant additional resources in its Personal claim handling operations and expanded its “catastrophe response team”. The Company has embarked upon a series of process re-engineering pilots, in both auto and property. To the extent that those pilots show favorable results, the Company would anticipate rolling them out more broadly in 2005. The Company’s proven catastrophe response strategy and its catastrophe claim handling teams were instrumental in its response to a variety of weather-related losses that impacted the insurance industry in 2004, including Hurricanes Charley, Frances, Ivan and Jeanne, an unprecedented series of significant storms that struck the southeastern United States in the third quarter.

The Company is a leading user of digital and wireless technology and browser-based claim processes. For example, TravGlassSM, the Company’s Internet-based claims application, includes a network of pre-approved and customer or agent selected glass repair providers and enables the Company to effectively and efficiently meet its customers’ automobile glass repair needs.

Another strategic advantage is TravCompSM, a workers’ compensation claim resolution and medical management program that assists adjusters in the prompt investigation and effective management of workers’ compensation claims. Innovative medical and claims management technologies permit nurse, medical and claims professionals to share appropriate vital information that supports prompt investigation, effective return to work and claim resolution strategies. These technologies, together with effective matching of professional skills and authority to specific claim issues, have resulted in more efficient management of workers’ compensation claims with lower medical, wage replacement costs and loss adjustment expenses.

REINSURANCE

The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk, except with regard to mandatory pools, and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see note 8 of notes to the Company’s consolidated financial statements.

The Company utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses, including:

•	facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated;

•	treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and

•	catastrophe reinsurance, in which the Company is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

The following presents the Company’s top five reinsurers, except Lloyd’s, which is discussed in more detail below, by reinsurance recoverables at December 31, 2004 (in millions):

Reinsurer	Reinsurance Recoverables	A.M. Best Rating of Reinsurer
American Re-Insurance Company	$1,198	A third highest of 16 ratings
General Reinsurance Corporation	826	A++ highest of 16 ratings
XL Reinsurance America Inc.	613	A+ second highest of 16 ratings
Transatlantic Reinsurance Company	604	A+ second highest of 16 ratings
Swiss Reinsurance America Corporation	493	A+ second highest of 16 ratings

As of December 31, 2004, the Company had reinsurance recoverables from syndicates at Lloyd’s of $738 million. In 1996, Lloyd’s restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited, which is currently unrated. Approximately $90 million of the Company’s Lloyd’s reinsurance recoverables at December 31, 2004 relates to Equitas liabilities. The remaining recoverables of $648 million are from the continuing market of Lloyd’s, which is rated A (3rd highest of 16 ratings) by A.M. Best. During the first quarter of 2004, TPC entered into an agreement to settle all current and future reinsurance claims against certain underwriters at Lloyd’s reinsured by Equitas. Under terms of this settlement, the Company received $245 million, resolving approximately $255 million of TPC’s net claim balances from Equitas. Virtually all of the $90 million reinsurance recoverables relating to Equitas remaining at December 31, 2004 relate to SPC.

At December 31, 2004, the Company had $19.05 billion in reinsurance recoverables. Of this amount, $2.50 billion is for mandatory pools and associations that relate primarily to workers’ compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions. An additional $3.94 billion of this amount is attributable to structured settlements relating primarily to personal injury claims, for which the Company has purchased annuities and remains contingently liable in the event of any defaults by the companies issuing the annuities. Of the remaining $12.61 billion ceded to reinsurers at December 31, 2004, $1.50 billion is attributable to asbestos and environmental claims, and the remainder principally reflects reinsurance in support of ongoing and runoff business. At December 31, 2004, $2.8 billion of reinsurance recoverables were collateralized by letters of credit, trust agreements and escrow funds. Also at December 31, 2004, the Company had an allowance for estimated uncollectible reinsurance recoverables of $751 million.

For a description of reinsurance related litigation, see Item 3, “Legal Proceedings.”

Current Net Retention Policy

The descriptions below relate to the Company’s reinsurance arrangements in effect at January 1, 2005. Most property and casualty reinsurance agreements have terrorism sublimits or exclusions. The Company does not purchase treaty reinsurance for losses arising from workers’ compensation policies. For third party liability, including automobile no-fault, the reinsurance agreement used by Commercial and Specialty limits the net retention to a maximum of $8 million per insured, per occurrence. For third party liability, including but not limited to professional liability, directors’ and officers’ liability, and employment practices liability, the reinsurance agreements used by Specialty generally limit the net retentions from $4 million to $16 million per policy. For third party liability, National Accounts limits its exposure by utilizing facultative reinsurance. Reinsurance is also used to limit the net retained amount per risk to $15 million for Commercial and Specialty property. For surety protection, the Company generally retains up to $24.5 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Personal retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Catastrophe Reinsurance

The Company utilizes a reinsurance agreement with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, the General Catastrophe agreement covers 60% of total losses between $750 million and $2 billion. This agreement excludes nuclear, chemical and biochemical losses for domestic terrorism and all terrorism losses as defined by the Terrorism Risk Insurance Act of 2002. This agreement covers all of the Company’s business except that business underwritten in the United Kingdom and Republic of Ireland, and through the Company’s Lloyd’s operations, where separate catastrophe coverage is purchased locally and generally results in significantly lower net loss exposure levels than in the General Catastrophe agreement. The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes it deems appropriate.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. In order for a loss to be covered under the Program (subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Act generally requires that all commercial property casualty insurers licensed in the United States participate in the Program. The Program terminates on December 31, 2005. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 90% of subject losses, after an insurer deductible, subject to an annual cap. In each case, the deductible percentage is applied to the insurer’s subject direct earned premiums from the calendar year immediately preceding the applicable year. The deductible under the Program was 7% for 2003, 10% for 2004 and is 15% for 2005. The Program also contains an annual cap that limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s estimated deductible under this federal program is $2.51 billion for 2005. The Company had no terrorism-related losses in 2004 or 2003. If the Program is not renewed for periods after January 1, 2006, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies.

Florida Reinsurance Fund

The Company also participates in the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated catastrophe reinsurance fund that will provide reimbursement to insurers for a portion of their future catastrophic hurricane losses. FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if insufficient, assessments on insurance companies that write other property and casualty insurance, excluding workers’ compensation and medical malpractice. FHCF’s resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida. In 2004, FHCF paid its obligations arising from the four hurricanes that made landfall in Florida from the cash on hand derived from premium payments. The Company believes that FHCF resources will be at the statutory required capacity in 2005. There can be no assurance that these resources will be sufficient to meet the obligations of FHCF.

The Company’s recovery of less than contracted amounts from FHCF could have a material adverse effect on the Company’s results of operations in the event of a significant catastrophe in Florida. However, the Company believes that it is not likely that its recovery of less than contracted amounts from FHCF would have a material adverse effect on its financial condition or liquidity.

RESERVES

Claim and claim adjustment expense reserves (loss reserves) represent management’s estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported.

Management continually refines its reserve estimates in a regular ongoing process that includes review of key assumptions, underlying variables and historical loss experience. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are also reviewed regularly by a qualified actuary employed by the Company. For additional information on the process of estimating reserves and a discussion of underlying variables and risk factors, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

The process of estimating loss reserves involves a high degree of judgment and requires the consideration of a number of variables. These variables (discussed by product line in the previously mentioned “Critical Accounting Estimates” section) are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes, among others. The impact of many of these items on ultimate costs of loss and loss adjustment expenses is difficult to estimate. Reserve estimation difficulties also differ significantly by product line due to differences in the underlying insurance contract (e.g., claims made versus occurrence), claim complexity, the volume of claims, the potential severity of individual claims, determining the occurrence date for a claim, and reporting lags (the time between the occurrence of the insured event and when it is actually reported to the insurer). Informed judgment is applied throughout the process.

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company’s reserving methods for asbestos and environmental claims, see “Item 7—Asbestos Claims and Litigation,” and “Environmental Claims and Litigation.”

Discounting

Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance, which totaled $2.06 billion and $1.33 billion at December 31, 2004 and 2003, respectively, have been discounted using rates of 3.5% to 5.0%. Reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, were discounted using a range of interest rates from 2.3% to 5.5% and totaled $48 million and $445 million at December 31, 2004 and 2003, respectively. Reserves for certain assumed reinsurance coverage acquired in the merger, discounted using rates of 5.0% to 7.5%, were $116 million at December 31, 2004.

Other Factors

The table on page 22 sets forth the year-end reserves from 1994 through 2004 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1994 through 2003 have not been restated to reflect the acquisition of SPC in 2004. The table includes SPC reserves at December 31, 2004.

The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1994 to 2001 and 1994 to 1995 have also not been restated to reflect the acquisition of Northland and Commercial

Guaranty Casualty and of Aetna’s property and casualty insurance subsidiaries, respectively. Beginning in 1996 and 2002, the table includes the reserve activity of Aetna’s property and casualty insurance subsidiaries, and Northland and Commercial Guaranty Casualty, respectively. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1994 to 2004 year-end reserves and the subsequent changes in those reserves.

For instance, the “cumulative deficiency or redundancy” shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1994 included $4 million for a loss that is finally paid in 2004 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1994 to 2003 shown in the accompanying table.

Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies shown in the accompanying table arise from claims on policies written prior to the mid-1970s involving liability exposures such as asbestos and environmental claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See “Item 7—Asbestos Claims and Litigation,” and “Environmental Claims and Litigation.” General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

Other factors that affect the data in the accompanying table include the discounting of certain reserves, as discussed above, and the use of retrospectively rated insurance policies. For example, workers’ compensation indemnity reserves (tabular reserves) are discounted to reflect the time value of money. Apparent deficiencies will continue to occur as the discount on these workers’ compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company’s earnings but are not reflected in the accompanying table.

Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the accompanying table.

The differences between the reserves for loss and loss adjustment expenses shown in the accompanying table, which is prepared in accordance with accounting principles generally accepted in the United States of America and those reported in the Company’s annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices, were $(282) million, $26 million and $(12) million for 2004, 2003 and 2002, respectively. The increase in the difference from 2003 to 2004 was primarily driven by the impact of a reinsurance contract which the Company entered into in 2004 that provides coverage for prior accident years.

(at December 31, in millions)	1994(a)	1995(a)	1996(a)	1997(a)	1998(a)	1999(a)	2000(a)	2001(a)(b)	2002(a)(b)	2003(a)(b)	2004(a)(b)(c)
Reserves for loss and loss adjustment expense originally estimated	$9,712	$10,090	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446
Cumulative amounts paid as of
One year later	1,595	1,521	3,704	4,025	4,159	4,082	4,374	5,018	5,170	4,651
Two years later	2,631	2,809	6,600	6,882	6,879	6,957	7,517	8,745	8,319
Three years later	3,798	3,903	8,841	8,850	9,006	9,324	10,218	11,149
Four years later	4,676	4,761	10,355	10,480	10,809	11,493	12,000
Five years later	5,388	5,322	11,649	11,915	12,565	12,911
Six years later	5,855	5,842	12,893	13,376	13,647
Seven years later	6,324	6,146	14,154	14,306
Eight years later	6,485	6,668	14,987
Nine years later	6,954	7,013
Ten years later	7,280
Reserves reestimated as of
One year later	9,486	9,848	21,345	21,083	20,521	19,736	19,394	23,228	23,658	24,222
Two years later	9,310	9,785	21,160	20,697	20,172	19,600	22,233	24,083	24,592
Three years later	9,395	9,789	20,816	20,417	19,975	22,302	22,778	25,062
Four years later	9,427	9,735	20,664	20,168	22,489	22,612	23,871
Five years later	9,463	9,711	20,427	22,570	22,593	23,591
Six years later	9,441	9,661	22,851	22,625	23,492
Seven years later	9,445	10,562	22,861	23,530
Eight years later	10,286	10,553	23,759
Nine years later	10,265	10,945
Ten years later	10,654
Cumulative deficiency(a)(b)(c)	942	855	1,943	2,124	2,729	3,608	4,436	4,865	1,324	167

Gross liability–end of year		$15,213	$30,969	$30,138	$29,411	$28,854	$28,312	$30,617	$33,628	$34,474	$58,984
Reinsurance recoverables		5,123	9,153	8,732	8,648	8,871	8,877	10,420	10,360	10,419	17,538

Net liability–end of year		$10,090	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446

Gross reestimated liability-latest		$16,151	$33,248	$32,586	$32,825	$33,637	$34,582	$37,200	$36,175	$35,252
Reestimated reinsurance recoverables-latest		5,206	9,489	9,056	9,333	10,046	10,711	12,138	11,583	11,030

Net reestimated liability-latest		$10,945	$23,759	$23,530	$23,492	$23,591	$23,871	$25,062	$24,592	$24,222

Gross cumulative deficiency		$938	$2,279	$2,448	$3,414	$4,783	$6,270	$6,583	$2,547	$778

(a)	For years prior to 1996, excludes Aetna P&C reserves, which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and loss adjustment expense reestimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 1996 relates only to losses recorded by TPC and does not include reserve development recorded by Aetna P&C. For 1996 and subsequent years, includes Aetna P&C reserves and subsequent development recorded by Aetna P&C. At December 31, 1996 Aetna P&C gross reserves were $15,555 million and net reserves were $11,608 million.

Included in the cumulative deficiency by year is the impact of unfavorable prior year reserve development, net of reinsurance, related to asbestos claims and litigation, primarily due to $2,945 million of unfavorable development in 2002, accretion of discount of $24 million in 2003, and $416 million of unfavorable development in 2004, as follows, in millions:

1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
$1,839	$1,796	$3,816	$3,747	$3,681	$3,624	$3,574	$3,385	$440	$416

(b)	Includes reserves of The Northland Company and its subsidiaries and Commercial Guaranty Lloyds Insurance Company which were acquired from Citigroup on October 1, 2001. Also includes reserves of Commercial Guaranty Casualty Insurance Company, which was contributed to TPC by Citigroup on October 3, 2001. At December 31, 2001, these gross reserves were $867 million and net reserves were $633 million.

(c)	For years prior to 2004, excludes SPC reserves, which were acquired on April 1, 2004. Accordingly, the reserve development (net reserves for loss and loss adjustment expense reestimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 2004 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004, includes SPC reserves at December 31, 2004. At December 31, 2004, SPC gross reserves were $23,274 million and net reserves were $15,959 million.

Asbestos and Environmental Claims

Asbestos and environmental claims are segregated from other claims and are handled separately by the Company’s Special Liability Group, a separate unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on asbestos and environmental claims, see “Item 7—Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

INTERCOMPANY REINSURANCE

Most of the Company’s insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. As of December 31, 2004, there were three intercompany pooling arrangements: the Travelers Property Casualty pool, the St. Paul Insurance Group pool, which was acquired in the merger, and the Northland Pool. Pools permit the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Travelers Casualty and Surety Company of America (Travelers C&S of America), which is dedicated to the Bond business, does not participate in any of the pools. The Personal single state companies and Commercial Guaranty Casualty Insurance Company (see Ratings below) are also not included in any of the pools. In 2004, the former Gulf intercompany pooling arrangement was amended, thereby eliminating Gulf Insurance Company’s retrocession to the other former pool participants.

RATINGS

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short and long term borrowing needs. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred.

In January 2004, A.M. Best placed the “A” financial strength rating of Gulf, a then majority-owned subsidiary of the Company, under review with developing implications, and S&P indicated that its A+ counterparty credit and financial strength ratings on members of the Gulf Insurance Group are remaining on CreditWatch with negative implications, pending the completion of a support arrangement between The Travelers Indemnity Company and Gulf.

Also in January 2004, A.M. Best downgraded the financial strength rating of the Northland Pool from A+ to A, removed the rating from under review and assigned a stable outlook.

In connection with the April 1, 2004 consummation of the merger of TPC and SPC, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to the Company.

•	A.M. Best: On April 2, 2004, A.M. Best downgraded the financial strength rating of the Travelers Property Casualty Pool from A++ to A+. The rating has since been removed from under review and assigned a stable outlook. A.M. Best also downgraded the debt ratings to a from aa- on senior and to a- from a+ on subordinated notes issued by TPC and TIGHI. These ratings have been removed from under review and assigned stable outlooks. A.M. Best also removed from under review and affirmed the St. Paul Insurance Group financial strength rating of A with a positive outlook, and removed from under review and upgraded The St. Paul Travelers Companies, Inc. senior debt rating to a from bbb+ with a stable outlook.

•	Moody’s: On March 31, 2004, Moody’s announced that it had lowered the debt ratings of TPC and TIGHI by one notch (senior debt to A3 from A2 and junior subordinated debt to Baa1 from A3). Following its rating action, Moody’s noted that the outlook for the debt and financial strength ratings of TPC and its rated affiliates is stable. Moody’s rated the members of the Travelers Property Casualty Pool Aa3 for insurance financial strength with a stable outlook. Moody’s affirmed the St. Paul Insurance Group financial strength rating of A1 with a positive outlook and affirmed The St. Paul Travelers Companies, Inc. senior debt rating of A3 with a stable outlook.

•	S&P: On April 1, 2004, S&P lowered its counterparty credit and financial strength ratings on the members of the Travelers Property Casualty Pool, Travelers Casualty and Surety Co. of America, and Travelers Casualty and Surety Co. of Europe Ltd. (Travelers Europe) to A+ from AA- and removed them from CreditWatch. S&P also lowered its counterparty credit rating of TPC to BBB+ from A- and removed it from CreditWatch. The A+ counterparty credit and financial strength ratings on Gulf and its intercompany insurance pool members remain on CreditWatch with negative implications pending receipt of explicit support from Travelers. S&P expects that The Travelers Indemnity Company will guarantee all past and future liabilities associated with Gulf’s book of business. S&P noted that the outlook on all TPC operating units (except for Gulf) is stable. S&P removed from CreditWatch and affirmed the financial strength rating of A+ of the St. Paul Insurance Group, and removed The St. Paul Travelers Companies, Inc. from CreditWatch and affirmed The St. Paul Travelers Companies, Inc. senior debt rating of BBB+, both with a stable outlook.

•	Fitch: On April 1, 2004, Fitch announced the insurer financial strength ratings of TPC’s primary underwriting pool were removed from Rating Watch Negative and affirmed at AA. The Rating Outlook is Stable. Both TPC and TIGHI’s long-term issuer ratings and senior debt have been removed from Rating Watch Negative and downgraded to A- from A. For all debt ratings, the Rating Outlook is Stable. Fitch also removed The St. Paul Travelers Companies, Inc. from Rating Watch Positive and upgraded the senior debt rating to A- from BBB with a stable outlook.

On June 29, 2004, A.M. Best announced the following ratings changes:

•	A.M. Best upgraded the financial strength rating of Travelers Casualty and Surety of Europe to A+ from A with a stable outlook.

•	A.M. Best downgraded the financial strength rating of Gulf Insurance Group to A- from A with a stable outlook.

On July 23, 2004, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to the Company.

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

•	Moody’s affirmed the insurance financial strength ratings of the Travelers Property Casualty Pool (Aa3), St. Paul Insurance Group (A1) and Gulf Insurance Group (A2). Additionally, Moody’s affirmed the long-term debt ratings of The St. Paul Travelers Companies, Inc., Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. (A3). The outlook for the legacy St. Paul Insurance Group was assigned an outlook of negative.

•	S&P affirmed the counterparty credit and financial strength ratings on members of the St. Paul Insurance Group, Travelers Property Casualty Pool, Travelers Casualty and Surety Company of America, Travelers Casualty and Surety Company of Europe, LTD and Gulf Insurance Group (A+). S&P also affirmed the counterparty credit and senior debt ratings of The St. Paul Travelers Companies, Inc. (BBB+). A stable outlook was assigned to all the above ratings.

•	Fitch downgraded the insurer financial strength rating of the members of the Travelers Property Casualty Group to AA- from AA. Fitch also assigned the members of The St. Paul Insurance Group the insurer financial strength rating of AA–. The senior and long-term issuer debt ratings of The St. Paul Travelers Companies, Inc., Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. were affirmed at A–. All ratings were assigned the outlook of stable.

On September 15, 2004, S&P downgraded its counterparty and financial strength ratings of Afianzadora Insurgentes, S.A., a majority-owned subsidiary of United States Fidelity and Guaranty Company operating in Mexico, to BBB– from BBB+ in the global scale and to mxAA from mxAAA in the national scale. The short-term financial strength ratings were affirmed at mxA-1+ in the national scale. The ratings were removed from CreditWatch with an outlook of negative. At the same time, counterparty and financial strength ratings were withdrawn at the Company’s request.

On January 6, 2005, A.M. Best affirmed the financial strength rating of A of St. Paul Guarantee Insurance Company and withdrew the financial strength rating of A+ of Travelers Casualty and Surety Company of Canada (assigned an NR-5, not formerly followed rating). Both ratings were removed from under review with developing implications. St. Paul Guarantee Insurance Company was assigned a rating outlook of stable. These actions followed the January 1, 2005 completion of the amalgamation of St. Paul Guarantee Insurance Company and Travelers Casualty and Surety Company of Canada.

In connection with the Company’s January 31, 2005 announcement of fourth quarter 2004 earnings, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to the company.

•	A.M. Best: On January 31, 2005, A.M. Best placed the financial strength rating of A+ of Travelers Property Casualty Pool and the debt ratings of a- on senior debt, bbb+ on subordinated debt, bbb on trust preferred securities, bbb on preferred stock and AMB-1 on commercial paper of The St. Paul Travelers Companies, Inc. and its subsidiaries under review with negative implications, pending the close of a potential divestiture of the Company’s investment in Nuveen Investments. Concurrently, A.M. Best affirmed the financial strength rating of A of The St. Paul Insurance Group. The rating outlook is stable.

•	Moody’s: On February 1, 2005, Moody’s announced that it affirmed the long-term debt ratings (senior unsecured debt at A3) of The St. Paul Travelers Companies, Inc. and also affirmed the Aa3 insurance financial strength (IFSR) of the members of the legacy Travelers intercompany pool. The outlook for these ratings was changed to negative from stable. Moody’s also placed the A1 IFSR of the legacy St. Paul intercompany pool and the A2 IFSR of United States Fidelity and Guaranty Company on review for possible upgrade. The outlook on the A2 IFSR of the Gulf intercompany pool subsidiaries was changed to positive from stable. The outlook of the A1 IFSR of Travelers Casualty and Surety Company of Europe, Limited was changed to positive from developing.

•	S&P: On January 31, 2005, S&P affirmed it’s A+ counterparty credit and financial strength ratings on the members of the St. Paul Insurance Group Pool, the members of the Travelers Intercompany Pool, Travelers Casualty and Surety Co., of America, and Travelers Casualty and Surety Co. of Europe Ltd. with a stable outlook. S&P also affirmed its BBB+/A-2 counterparty credit rating on The St. Paul Travelers Companies, Inc. with a stable outlook.

•	Fitch: On January 31, 2005, Fitch affirmed the A- long-term issuer and senior debt ratings of The St. Paul Travelers Companies, Inc., Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. The AA- insurer financial strength (IFS) ratings of members of the Travelers Property Casualty Group and the St. Paul Insurance Group Pool have also been affirmed. The outlook for all ratings is stable.

The following table summarizes the current claims-paying and financial strength ratings of Travelers Property Casualty Insurance Pool, The St. Paul Insurance Group, Travelers C&S of America, Gulf Insurance Group, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A. and St. Paul Guarantee Insurance Company by A.M. Best, Moody’s, S&P and Fitch as of March 8, 2005. The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
Travelers Property Casualty Pool(a)	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	AA- (4th of 24)
St. Paul Insurance Group(b)	A (3rd of 16)	A1 (5th of 21)	A+ (5th of 21)	AA- (4th of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	AA- (4th of 24)
Gulf Insurance Group(c)	A- (4th of 16)	A2 (6th of 21)	A+ (5th of 21)	—
Northland Pool(d)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A (3rd of 16)	—	—	AA- (4th of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA- (4th of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	AA- (4th of 24)
Travelers Europe	A+ (2nd of 16)	A1 (5th of 21)	A+ (5th of 21)	—
Discover Reinsurance Company	A- (4th of 16)	—	—	—
Afianzadora Insurgentes, S.A.	A- (4th of 16)	—	—	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—

(a)	The Travelers Property Casualty Pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty Insurance Company of America, (formerly Travelers Casualty and Surety Company of Illinois), Farmington Casualty Company, The Travelers Indemnity Company of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, Travelers Commercial Casualty Company, Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, Travelers Property Casualty Company of America, (formerly The Travelers Indemnity Company of Illinois), Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company (formerly Travelers Property Casualty Insurance Company of Illinois) and Travelers Excess and Surplus Lines Company.

(b)	The St. Paul Insurance Group consists of Athena Assurance Company, Discover Property & Casualty Insurance Company, Discover Specialty Insurance Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., GeoVera Insurance Company, Pacific Select Property Insurance Company, St. Paul Fire and Casualty Insurance Company, St. Paul Fire and Marine Insurance Company, St. Paul Guardian Insurance Company, St. Paul Medical Liability Insurance Company, St. Paul Mercury Insurance Company, St. Paul Protective Insurance Company, St. Paul Surplus Lines Insurance Company, Seaboard Surety Company, United States Fidelity and Guaranty Company, USF&G Insurance Company of Mississippi and USF&G Specialty Insurance Company.

(c)	The Gulf Insurance Group consists of Gulf Insurance Company and its subsidiaries, Gulf Underwriters Insurance Company, Select Insurance Company and Atlantic Insurance Company. Gulf Insurance Company reinsures 100% of the business of these subsidiaries. Gulf Insurance Company’s direct and assumed insurance liabilities are guaranteed by The Travelers Indemnity Company.

(d)	The Northland Pool consists of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company and American Equity Specialty Insurance Company.

INVESTMENTS

Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.

At December 31, 2004, the carrying value of the Company’s investment portfolio was $64.71 billion, of which 92% was invested in fixed maturity investments and short-term investments (of which 55% was invested in federal, state or municipal government obligations), 1% in mortgage loans and real estate, 1% in common stocks and other equity securities and 6% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 4.1 years at December 31, 2004. Non-investment grade securities totaled approximately $1.78 billion, representing approximately 3% of the Company’s fixed maturity investment portfolio as of December 31, 2004.

The following table sets forth information regarding the Company’s investments. It reflects the average amount of investments, net investment income earned and the yield thereon. See note 6 of notes to the Company’s consolidated financial statements for information regarding the Company’s investment portfolio.

(for the year ended December 31, in millions)	2004	2003	2002
Average investments (a)	$55,334	$35,306	$32,505
Net investment income	$2,663	$1,869	$1,881
Average pretax yield (b)	4.8%	5.3%	6.0%
Average pretax equivalent yield (b)	5.6%	6.2%	6.8%
Average aftertax yield (b)	3.7%	4.0%	4.4%

(a)	Reduced by payables for securities lending and repurchase agreements, and adjusted for the impact of unrealized investment gains and losses, receivables for investment sales and payables on investment purchases.
(b)	Excluding net realized and unrealized investment gains and losses.

DERIVATIVES

See note 16 of notes to the Company’s consolidated financial statements for a discussion of the policies and transactions related to the Company’s derivative financial instruments.

COMPETITION

The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution, i.e., use of independent agents, exclusive agents and/or salaried employees. According to A.M. Best, there are approximately 950 property casualty organizations in the United States, comprising approximately 2,400 property casualty companies. Of those organizations, the top 150 accounted for approximately 92% of the consolidated industry’s total net written premiums in 2003. Several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups, have been instituted in reaction to the escalating cost of insurance caused in part by increased costs from workers’ compensation cases and jury awards in third-party liability cases.

Commercial. The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the level of service provided. Growth is driven by a company’s ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders’ surplus and the availability of reinsurance. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company’s ability to retain existing customers and to attract new customers. Additionally, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance.

Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, improved efficiency through automation and response time to customer needs are key to success in this market. The Commercial segment also utilizes dedicated units to tailor insurance programs to unique insurance needs. These units are national property, transportation, boiler and machinery, inland marine, agribusiness, excess and surplus and national programs.

Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers. Both national and regional property casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, “main street” business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. The Commercial segment has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, a broad array of products, competitive prices and one of the most efficient automated environments in the industry. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee. Commercial’s overall service platform is one of the strongest in the small business commercial market.

National Accounts business is typically written through national brokers and, to a lesser extent, regional brokers. Insurance companies compete in this market based on price, product offerings, claim and loss prevention services, managed care cost containment and risk management information systems. National Accounts also offers a large nationwide network of localized claim service centers which provide greater flexibility in claims adjusting and allows Commercial to more quickly respond to the needs of its customers. Commercial’s residual market business also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. Commercial services approximately 35% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing insurers in the industry.

The market in which Gulf competed included small to mid-size niche companies that target specific lines of insurance and larger, multi-line companies that focus on various segments of the specialty accounts market. Prior to being placed in runoff in 2004, Gulf’s business was generally written through retail and wholesale agents and brokers throughout the United States.

Specialty. The competitive landscape in which the Specialty segment operates is affected by many of the same factors described previously for the Commercial segment. The Company’s domestic and international insurance subsidiaries compete with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. Competitors in this market are primarily national property-liability insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance.

Bond underwrites and markets its products to national, mid-sized and small businesses and organizations as well as individuals, and distributes them through both national and wholesale brokers, and retail agents and regional brokers. Bond competes in the highly competitive surety and executive liability marketplaces. Both national and regional property casualty insurance companies compete with Bond. Bond’s reputation for timely and consistent decision-making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships as well as its ability to offer its customers a full range of products, enable it to compete effectively. Bond’s ability to cross-sell its products to customers of the Commercial and Personal segments provides further competitive advantages for the Company.

Construction business has historically been written through independent agents and brokers. Competitors in this industry include both national property casualty insurance companies and regional insurance companies. Companies compete on price, coverage offerings, claim and loss prevention services, managed care cost containment and risk management information systems. Construction offers a nationwide network of localized, dedicated claim service professionals that provide greater flexibility in claims adjusting and allows Construction to more quickly respond to the needs of its customers. In addition, dedicated risk control professionals work directly with customers in the evaluation, design and implementation of safety programs to better control risk and exposure to loss.

Financial and Professional Services business is typically written through national brokers, regional brokers, and independent agents. Insurance companies compete on price and product offerings. The Company has developed a strong reputation in this complex, dynamic market segment and has an advantage over many of its competitors in offering a wide breadth of professional and general property and casualty coverages to its financial and professional customers.

There are several other domestic business groups in Specialty that compete in focused target markets. Each of these markets are different and require unique combinations of industry knowledge, proprietary coverage forms, specialized risk control and loss handling services, and partnerships with agents and brokers that also focus on these markets. In some cases the competition is national carriers with similarly dedicated underwriting and marketing groups. In other cases smaller regional companies tend to be the primary competition. In either case these businesses have regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers supplement this strategy. In all of these businesses, the competitive strategy is market leadership attained through focused industry knowledge applied to insurance and risk needs.

International Specialty competes with numerous international and local country insurers in the United Kingdom, Canada and the Republic of Ireland. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. Specialty has developed expertise in various specialty markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets. This specialty focus is a particular competitive advantage in these countries where our competitors tend to be more product or line of business oriented. Products are generally distributed through a fairly small number of local country brokers and agents whose customer groups align with the Company’s specialty markets.

At Lloyd’s, International Specialty competes with other syndicates operating in the Lloyd’s market as well as international and domestic insurers in the various markets where International Specialty writes business worldwide. Syndicates are increasingly capitalized by corporate capital, much of which is provided by large international insurance enterprises. Competition is again based on price and product offerings. International Specialty has an exclusive focus on lines it believes it can underwrite effectively and profitably with an emphasis on short-tail insurance (versus reinsurance) lines. Specialty underwrites four major classes of business at Lloyd’s: Marine, Personal, Property and Aviation.

Personal. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, Personal also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local agents. Personal believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. Personal competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. Personal also competes with insurance companies that use exclusive agents or salaried employees to sell their products. In addition to its traditional independent agency distribution, Personal has broadened its distribution of products by marketing to sponsoring organizations, including employee and affinity groups, and through joint marketing arrangements with other insurers. Personal believes that its continued focus on expense management practices, underwriting and pricing segmentation, and claim settlement effectiveness strategies enable Personal to price its products competitively in all of its distribution channels.

Asset Management. Nuveen Investments is subject to substantial competition in all aspects of its business. The registered representatives that distribute Nuveen Investments’ investment products also distribute numerous competing products, often including products sponsored by the retail distribution firms where they are employed. There are relatively few barriers to entry for new investment management firms. Nuveen Investments’ managed account business is also subject to substantial competition from other investment management firms seeking to be approved as managers in the various “wrap-fee” programs. The sponsor firms have a limited number of approved managers at the highest and most attractive levels of their programs and closely monitor the investment performance and customer service aspects of such firms on an on-going basis as they evaluate which firms are eligible for continued participation in these programs. Nuveen Investments is also subject to competition in obtaining the commitment of underwriters to underwrite its exchange-traded fund offerings. To the extent the increased competition for underwriting and distribution causes higher distribution costs, Nuveen Investments’ net revenue and earnings will be reduced.

Investment products are sold to the public by broker/dealers, banks, insurance companies and others, and many competing investment product sponsors offer a broader array of investment products. Many of these institutions have substantially greater resources than Nuveen Investments. In addition, continuing consolidation in the financial services industry is altering the landscape in which Nuveen Investments’ distributors compete. The effect that continuing change in the brokerage and investment management industries will have on Nuveen Investments and its competitors cannot be predicted. Nuveen Investments competes with other providers of products primarily on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of broker compensation, the manner in which such products are marketed and distributed, and the services provided to registered representatives and investors.

REGULATION

State Regulation

The Company’s insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. At the present time, the Company’s insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, Bermuda, and the U.S. Virgin Islands, as well as Australia, Canada, New Zealand, the Philippines, the United Kingdom, the Republic of Ireland, South Africa and Central and South America.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas from several government agencies, including 14 states and the SEC. The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” lawyer liability insurance and branding requirements for salvage automobiles. The Company is cooperating fully with these subpoenas and requests for information.

Insurance Holding Company Statutes

As a holding company, the Company is not regulated as an insurance company. However, as the Company owns capital stock in insurance subsidiaries, it is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of the Company’s insurance subsidiaries. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes as well as other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

Insurance Regulation Concerning Dividends

The Company’s principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to the Company’s subsidiaries require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. (In the case of Minnesota, net income excludes realized investment gains for purposes of the calculation of the 10% threshold.) This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

The insurance holding company laws of other states in which the Company’s insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends.

Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling Arrangements

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Part of these payments is recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of the Company’s insurance subsidiaries to recover such assessments through tax credits or other means. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful. These assessments are expected to increase in the future as a result of recent insolvencies.

Many states have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Insurers writing workers’ compensation in those states having second-injury funds are subject to the laws creating the funds, including the various funding mechanisms that those states have adopted to fund the second-injury funds. Several of the states having larger second-injury funds utilize a premium surcharge that effectively passes the cost of the fund to policyholders. Other states assess the insurer based on paid losses and allow the insurer to recoup the assessment through future premium rates.

The Company’s insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. In the event that a member of that pool becomes insolvent, the remaining members assume an additional pro rata share of the liabilities of the pool. The underwriting results of these pools traditionally have been unprofitable. Combined earned premiums related to such pools and assigned risks for the Company were $168 million, $160 million and $148 million in 2004, 2003 and 2002, respectively. The related combined underwriting losses for the Company were $71 million, $111 million and $39 million in 2004, 2003 and 2002, respectively.

Proposed legislation and regulatory changes have been introduced in the states from time to time that would modify some of the laws and regulations affecting the financial services industry, including the use of information. The potential impact of that legislation on the Company’s businesses cannot be predicted at this time.

Insurance Regulations Concerning Change of Control

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled, or, in some cases, having substantial business that it is deemed to be commercially domiciled, in that state. The Company owns, directly or indirectly, all of the shares of stock of property and casualty insurance companies domiciled in the states of Arizona, California, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Maryland, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Texas and Wisconsin. “Control” is generally presumed to exist through the ownership of 10% (5% in the case of Florida) or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of common stock representing 10% (5% in the case of Florida) or more of the voting power of the Company’s capital stock will be presumed to have acquired control of the Company’s domestic insurance subsidiaries unless, following application by that purchaser in each insurance subsidiary’s state of domicile, the relevant insurance commissioner determines otherwise.

In addition to these filings, the laws of many states contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company admitted to transact business in that state. While these pre-notification statutes do not authorize the state agency to disapprove the change of control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the acquisition.

Any transactions that would constitute a change in control of any of the Company’s insurer subsidiaries would generally require prior approval by the insurance departments of the states in which the Company’s insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

One of the Company’s insurance subsidiaries and the Company’s operations at Lloyd’s are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial

Services and Markets Act of 2000 including approval of the Financial Services Authority. Insurers in the Republic of Ireland are subject to regulation by the Irish Financial Services Regulatory Authority.

Some of the Company’s other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to the Company’s shareholders.

Insurance Regulatory Information System

The National Association of Insurance Commissioners (NAIC) Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of twelve key financial ratios based on year-end data that are generated from the NAIC database annually, and each ratio has an established “usual range” of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As published by the NAIC, approximately 18.5% of the companies included in the IRIS system have reported results outside the usual range on four or more ratios in 2002.

In 2004, most of the Company’s insurance subsidiaries in the Travelers Property Casualty pool had results outside the usual range for the estimated current reserve deficiency to surplus ratio, with ratios ranging from 26% to 37% above the usual 25% or lower, due to the lags in the ratio’s ability to reflect changes in business volume and business mix. Also in 2004, the Gulf Insurance Company, St. Paul Fire and Marine Insurance Company, United States Fidelity and Guaranty Company, Discover Reinsurance Company and most of the St. Paul Fire and Marine pool members had unusual values in the one-year and two-year reserve development ratios above the usual values of 20% or lower, due to reserve strengthening actions that occurred in 2003 and 2004. Those one-year and two-year reserve development ratios for Gulf Insurance Company were 44% and 126%, for St. Paul Fire and Marine Insurance Company the ratios were 24% and 40%, for United States Fidelity and Guaranty Company the ratios were 78% and 29%, and for Discover Reinsurance Company the ratios were 64% and 151%. The one-year and two-year reserve development ratios for the St. Paul Fire and Marine pool members with unusual values ranged from 22% to 45% and 40% to 93% respectively. United States Fidelity and Guaranty Company, Discover Reinsurance Company and Gulf Insurance Company had two-year operating ratios of 159%, 108% and 149%, respectively, compared to the usual maximum of 100%, due to the 2004 reserve strengthening actions. United States Fidelity and Guaranty Company and Discover Reinsurance Company also had change in surplus ratios of 63% and 78%, respectively, compared to a usual maximum of 50%, due to 2004 capital contributions from their parent companies. Discover Reinsurance Company also had a surplus aid to surplus ratio of 17% compared to the usual maximum of 15%. Several of the Company’s insurance subsidiaries, including Gulf Insurance Company, had investment yield ratios below the usual minimum ratio of 4.5% due to lower yields on newer investments. This was especially true for those companies with predominately shorter term investments and investments in tax-exempt securities.

In 2003, most of the Company’s insurance subsidiaries in the Travelers Property Casualty pool had results outside the usual range for the two-year reserve development to surplus ratio and the estimated current reserve deficiency to surplus ratio ranging from 22% to 51%, which exceeded the usual range of 20% to 25% or lower, primarily because of the pretax statutory income statement charges for additions to asbestos reserves in 2002. In addition, one of the Company’s principal insurance companies had one other ratio outside the usual range. The Travelers Indemnity Company had a liabilities to liquid assets ratio of 116%, which exceeded the usual maximum result of 105% due primarily to sizable subsidiary investments that are excluded from the calculation of liquid assets and the 2002 increase in asbestos reserves that are included in liabilities. Also in 2003, the insurance companies in the Gulf pool had results for the one-year and two-year reserve development to surplus ratios ranging from 75% to 112% and 88% to 120%, respectively, which exceeded the usual result of 20% or lower for both of these measures because of reserve additions related primarily to the residual value business coupled with increases in core business lines and the reserve for uncollectible reinsurance. The reserve additions also resulted in the Gulf pool companies having two-year overall operating ratios ranging from 128% to 134% which is in excess of the usual value of 100% or lower. In addition, the Gulf pool companies had an estimated current reserve deficiency to surplus ratio ranging from 163% to 268% which exceeded the usual result of 25% or lower also due to these reserve additions. The Gulf pool companies had investment yield ratios ranging from 2.7% to 3.4% which is below the normal minimum value of 4.5% reflecting a shortening of the duration of the fixed maturity portfolio and a decline in interest rates on new investments. Gulf Insurance Company had a liabilities to liquid assets ratio of 115% which exceeded the usual maximum result of 105% due primarily to increases in reinsurance recoverables, a sizeable investment in subsidiaries that are excluded from the calculation of liquid assets and the reserve additions noted above. Gulf Underwriters Insurance Company also had a gross written premiums to surplus ratio of 1065%, which exceeded the usual maximum value of 900% due to increases in premiums written on core specialty lines of business.

In 2002, most of the Company’s insurance subsidiaries in the Travelers Property Casualty pool had results outside the usual range for the one year reserve development to surplus ratio, the two year reserve development to surplus ratio and the estimated current reserve deficiency to surplus ratio ranging from 21% to 44%, which exceeded the usual range of 20% to 25% or lower, primarily because of the pretax statutory income statement charges for additions to asbestos reserves in 2002. In addition, three of the Company’s principal insurance companies had other ratios outside the usual range. The Travelers Indemnity Company and The Standard Fire Insurance Company had investment yield ratios of 3.8% and 4.2%, respectively, which were less than the usual results of 4.5% or higher, reflecting the decline in interest rates on new investments and lower dividends from subsidiary equity investments. The Travelers Indemnity Company and Travelers Casualty and Surety Company had liabilities to liquid assets ratios of 120% and 107%, respectively, which exceeded the usual result of 105% or lower due primarily to sizable subsidiary investments that are excluded from the calculation of liquid assets and an increase in asbestos reserves that are included in liabilities. The Travelers Casualty and Surety Company and the Standard Fire Insurance Company each had a change in surplus ratio of -12%, which exceeded the usual result of -10% due to a net loss resulting primarily from charges for additions to asbestos reserves in 2002. Also in 2002, the insurance companies in the Gulf pool had results for the two year reserve development to surplus ratio ranging from 32% to 44%, which exceeded the usual result of 20% or lower because of reserve additions related to a run-off product line. In addition, the Gulf pool companies had an estimated current reserve deficiency to surplus ratio ranging from 46% to 84%, which exceeded the usual result of 25% or lower and a change in net writings ratio ranging from 223% to 403%, which exceeded the usual result of 33% or lower primarily due to the effect of their removal from the Travelers Property Casualty pool and the reestablishment of the Gulf pool. Gulf Insurance Company and Gulf Underwriters Insurance Company had investment yield ratios of 4.3% and 3.9%, respectively, which were less than the usual result of 4.5% or higher reflecting a shortening of the duration of the portfolio and a decline in interest rates on new investments. Gulf Underwriters Insurance Company also had a gross written premiums to surplus ratio of 1235%, which exceeded the usual result of 900% or lower due to increases in premiums written on core specialty lines and the effect of the companies’ removal from the Travelers Property Casualty pool and the reestablishment of the Gulf pool.

In all of these instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future. Management does not anticipate regulatory action as a result of the 2004 IRIS ratio results. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company’s insurance subsidiaries for the year ended December 31, 2003.

Risk-Based Capital (RBC) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for most property and casualty insurance companies, which is designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

•	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

•	declines in asset values arising from market and/or credit risk; and

•	off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth.

Under laws adopted by individual states, insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the company action level as defined by the NAIC, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The regulatory action level, as defined by the NAIC, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The authorized control level, as defined by the NAIC, authorizes the relevant insurance commissioner to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if surplus falls below 100% of the RBC amount. The fourth action level is the mandatory control level as defined by the NAIC, which requires the relevant insurance commissioner to place the insurer under regulatory control if surplus falls below 70% of the RBC amount.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2004, all of the Company’s property and casualty insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

Asset Management Regulation

One of Nuveen Investments’ subsidiaries is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, NASD Regulation, Inc. and other federal and state agencies and self-regulatory organizations. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines, and the suspension or expulsion of a firm and/or its employees from the securities business.

Each of Nuveen Investments’ investment adviser subsidiaries is registered with the SEC under the Investment Advisers Act. Virtually all aspects of Nuveen Investments’ investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment product holder and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Nuveen Investments from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on Nuveen Investments’ engaging in the investment management business for specified periods of time, the revocation of its advisory subsidiaries’ registrations as investment advisers or other censures and fines.

Over the past 18 months, Nuveen Investments has responded to various industry wide information requests from the SEC and other governmental entities which have arisen in connection with widely publicized regulatory violations by industry participants. These information requests have addressed a number of subjects, including market timing, late trading, pricing of portfolio securities, selective disclosure of portfolio information, revenue sharing, and directed brokerage. Nuveen Investments has responded to these information requests and various follow up requests and made any recommended revisions to its policies and procedures. It is possible that the various regulatory violations that prompted these information requests could result in increased regulation of all asset managers, including Nuveen Investments. Such regulation could have an adverse effect on the profitability of Nuveen Investments.

OTHER INFORMATION

General Business Factors

In the opinion of the Company’s management, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company’s consolidated revenues.

Employees

At December 31, 2004, the Company had 29,200 full-time and 1,000 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company’s employees are subject to collective bargaining agreements.

Source of Funds

For a discussion of the Company’s sources of funds and maturities of the long-term debt of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and note 10 of notes to the Company’s consolidated financial statements.

Taxation

For a discussion of tax matters affecting the Company and its operations, see note 11 of notes to the Company’s consolidated financial statements.

Financial Information about Industry Segments

For financial information regarding industry segments of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 5 of notes to the Company’s consolidated financial statements.

Recent Transactions

For information regarding recent transactions of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 1 of notes to the Company’s consolidated financial statements.

Company Website and Availability of SEC Filings

The Company’s Internet website is www.stpaultravelers.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, that are filed with the SEC. To access these filings, go to the Company’s website, then click on “SEC Filings” under the “Investors” heading.

Glossary of Selected Insurance Terms

Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Adjusted unassigned surplus

Unassigned surplus as of the most recent statutory annual report reduced by twenty-five percent of that year’s unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in that report.

Admitted insurer	A company licensed to transact insurance business within a state.

Annuity	A contract that pays a periodic benefit over the remaining life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

Assigned risk pools

Reinsurance pools which cover risks for those unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risk being too great or the profit being too small under the required insurance rate structure. The costs of the risks associated with these pools are charged back to insurance carriers in proportion to their direct writings.

Assumed reinsurance	Insurance risks acquired from a ceding company.

Broker	One who negotiates contracts of insurance or reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

Capacity

The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance

Insurance which is primarily concerned with the losses caused by injuries to third persons, i.e., not the insured, and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, workers’ compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

Catastrophe

A severe loss, resulting from natural and manmade events, including risks such as fire, earthquake, windstorm, explosion, terrorism and other similar events. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance, and therefore their effects are not included in earnings or claims and claim adjustment expense reserves prior to occurrence.

Catastrophe loss	Loss and directly identified loss adjustment expenses from catastrophes.

Catastrophe reinsurance

A form of excess of loss reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover casualty insurance losses such as from workers’ compensation policies.

Cede; ceding company	When an insurer reinsures its liability with another insurer or a “cession,” it “cedes” business and is referred to as the “ceding company.”

Ceded reinsurance	Insurance risks transferred to another company as reinsurance. See “Reinsurance.”

Claim	Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

Claim adjustment expenses	See “Loss adjustment expenses.”

Claims and claim adjustment expenses	See “Loss” and “Loss adjustment expenses.”

Claims and claim adjustment expense reserves	See “Loss reserves.”

Combined ratio

The sum of the Loss and LAE ratio, the underwriting expense ratio and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Commercial lines	The various kinds of property and casualty insurance that are written for businesses.

Commercial multi-peril policies	Refers to policies which cover both property and third-party liability exposures.

Commutation agreement

An agreement between a reinsurer and a ceding company whereby the reinsurer pays an agreed upon amount in exchange for a complete discharge of all obligations, including future obligations, between the parties for reinsurance losses incurred.

Deductible	The amount of loss that an insured retains.

Deferred acquisition costs

Primarily commissions and premium taxes that vary with and are primarily related to the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Direct written premiums

The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. The amounts exclude the impact of all reinsurance premiums, either assumed or ceded.

Earned premiums or premiums earned

That portion of property casualty premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both Statutory Accounting Practices (SAP) and GAAP.

Excess liability	Additional casualty coverage above a layer of insurance exposures.

Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or “retention.”

Expense ratio	See “Underwriting expense ratio.”

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fidelity and surety programs

Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of an insured.

Guaranteed cost products	An insurance policy where the premiums charged will not be adjusted for actual loss experience during the covered period.

Guaranty fund

State-regulated mechanism which is financed by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the insolvent insurer’s obligations to policyholders.

Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer.

Inland marine

A broad type of insurance generally covering articles that may be transported from one place to another, as well as bridges, tunnels and other instrumentalities of transportation. It includes goods in transit, generally other than transoceanic, and may include policies for movable objects such as personal effects, personal property, jewelry, furs, fine art and others.

IRIS ratios	Financial ratios calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Large deductible policy

An insurance policy where the customer assumes at least $25,000 or more of each loss. Typically, the insurer is responsible for paying the entire loss under those policies and then seeks reimbursement from the insured for the deductible amount.

Lloyd’s

An insurance marketplace based in London, England, where brokers, representing clients with insurable risks, deal with Lloyd’s underwriters, who represent investors. The investors are grouped together into syndicates that provide capital to insure the risks.

Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.

Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio

For SAP, it is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For GAAP, it is the ratio of incurred losses and loss adjustment expenses reduced by an allocation of fee income to net earned premiums.

Loss reserves

Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, “loss reserves” is meant to include reserves for both losses and LAE.

Loss reserve development

The increase or decrease in incurred claims and claim adjustment expenses as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims. Loss reserve development may be related to prior year or current year development.

Losses incurred	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for IBNR.

National Association of Insurance Commissioners (NAIC)

An organization of the insurance commissioners or directors of all 50 states and the District of Columbia organized to promote consistency of regulatory practice and statutory accounting standards throughout the United States.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.

Operating income (loss)	Net income (loss) excluding the after-tax impact of net realized investment gains (losses) and cumulative effect of changes in accounting principles when applicable.

Operating income (loss) per share	Net income (loss) excluding the after-tax impact of net realized investment gains (losses) on a per share basis.

Operating return on equity	The ratio of operating income to average equity excluding net unrealized gains or losses on investment securities, net of tax.

Personal lines	The various kinds of property and casualty insurance that are written for individuals or families.

Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.

Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

Producer	Contractual entity which directs insureds to the insurer for coverage. This term includes agents and brokers.

Property insurance	Insurance that provides coverage to a person or business with an insurable interest in tangible property for that person’s or business’s property loss, damage or loss of use.

Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.

Rates	Amounts charged per unit of insurance.

Reinsurance

The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.

Reinsurance agreement	A contract specifying the terms of a reinsurance transaction.

Residual market (involuntary business)

Insurance market which provides coverage for risks for those unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risk being too great or the profit potential too small under the required insurance rate structure. Residual markets are frequently created by state legislation either because of lack of available coverage such as: property coverage in a windstorm prone area or protection of the accident victim as in the case of workers’ compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers’ voluntary market shares for the type of coverage involved.

Retention

The amount of exposure a policyholder company retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company.

Retention ratio	Current period renewal accounts or policies as a percentage of total accounts or policies available for renewal.

Retrospective premiums	Premiums related to retrospectively rated policies.

Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.

Return on equity	The ratio of net income to average equity.

Risk-based capital (RBC)

A measure adopted by the NAIC and enacted by states for determining the minimum statutory capital and surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Risk retention group	An alternative form of insurance in which members of a similar profession or business band together to self insure their risks.

Run-off business	An operation which has been determined to be nonstrategic; includes non-renewals of inforce policies and a cessation of writing new business, where allowed by law.

Salvage	The amount of money an insurer recovers through the sale of property transferred to the insurer as a result of a loss payment.

Second-injury fund

The employer of an injured, impaired worker is responsible only for the workers’ compensation benefit for the most recent injury; the second-injury fund would cover the cost of any additional benefits for aggravation of a prior condition. The cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on either premiums or losses.

Self-insured retentions	That portion of the risk retained by a person for its own account.

Servicing carrier	An insurance company that provides, for a fee, various services including policy issuance, claims adjusting and customer service for insureds in a reinsurance pool.

Specialty lines	The various kinds of specialized property and casualty insurance that are written for businesses and professionals.

Statutory accounting practices (SAP)

The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

Statutory surplus

As determined under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory surplus is also referred to as “surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Structured settlements

Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy, usually funded through the purchase of an annuity.

Subrogation

A principle of law incorporated in insurance policies, which enables an insurance company, after paying a claim under a policy, to recover the amount of the loss from another who is legally liable for it.

Third-party liability	A liability owed to a claimant (third party) who is not one of the two parties to the insurance contract. Insured liability claims are referred to as third-party claims.

Treaty reinsurance

The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all that type or category of risks originally written by the primary insurer or reinsured.

Umbrella coverage	A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered by the usual liability policies.

Unassigned surplus	The undistributed and unappropriated amount of statutory surplus.

Underwriter

An employee of an insurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting

The insurer’s or reinsurer’s process of reviewing applications for insurance coverage, and the decision whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of that coverage.

Underwriting expense ratio

For SAP, it is the ratio of underwriting expenses incurred less other income to net written premiums. For GAAP, it is the ratio of underwriting expenses incurred reduced by an allocation of fee income and billing and policy fees to net earned premiums.

Underwriting gain or loss

Net earned premiums and fee income less claims and claim adjustment expenses and insurance-related expenses. This profit or loss calculation includes reinsurance assumed and ceded but excludes net investment income.

Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term.

Voluntary market	The market in which a person seeking insurance obtains coverage without the assistance of residual market mechanisms.

Wholesale broker

An independent or exclusive agent that represents both admitted and nonadmitted insurers in market areas, which include standard, non-standard, specialty and excess and surplus lines of insurance. The wholesaler does not deal directly with the insurance consumer. The wholesaler deals with the retail agent or broker.

Workers’ compensation	A system (established under state and federal laws) under which employers provide insurance for benefit payments to their employees for work-related injuries, deaths and diseases, regardless of fault.

Item 2. PROPERTIES

The Company owns its corporate headquarters buildings located at 385 Washington Street and 130 West Sixth Street, St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. The Company also owns properties in Woodbury, Minnesota, where an administrative services building and off-site computer processing operations are located. The Woodbury properties are currently being marketed for sale.

The Company also owns six buildings in Hartford, Connecticut. The Company currently occupies approximately 1.7 million square feet of office space in these buildings. The Company also owns other real property, which includes office buildings in Fall River, Massachusetts, and in Irving, Texas, and a data center located in Norcross, Georgia. In addition, the Company leases 222 field and claim offices totaling approximately 4.9 million square feet throughout the United States under leases or subleases with third parties.

The Company owns a building in London, England, which houses a portion of its operations in the United Kingdom.

The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 13% of the carrying value of the property portfolio at December 31, 2004.

In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3. LEGAL PROCEEDINGS

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

TPC is involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos, including ACandS’ bankruptcy proceedings. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims are covered by insurance policies issued by TPC. These proceedings have resulted in decisions favorable to TPC, although those decisions are subject to appellate review. The status of the various proceedings is described below.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted. In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.). On September 16, 2004, the Court entered an order denying ACandS’ motion to vacate the arbitration award. On October 6, 2004, ACandS filed a notice of appeal. Briefing of the appeal is complete. Oral argument has not been scheduled.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D. Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC. TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above. The Court found the dispute was moot as a result of the arbitration panel’s decision. The Court, therefore, based on the arbitration panel’s decision, dismissed the case. On October 6, 2004, ACandS filed a notice of appeal. This appeal has been consolidated with the appeal referenced in the paragraph above. Briefing of the appeal is complete. Oral argument has not been scheduled.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations remaining under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These cases were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia. Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”). Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio and Texas state courts against TPC and SPC and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, had been subject to a temporary restraining order entered by the federal bankruptcy court in New York that had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns- Manville. In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order. During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoined these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court. Notwithstanding the injunction, additional Common Law Claims were filed and served on TPC.

On November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached. This settlement includes a lump sum payment of up to $412 million by TPC, subject to a number of significant contingencies. After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Each of these settlements is contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court in connection with the original Johns-Manville bankruptcy proceedings.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred. The order also applies to similar direct action claims that may be filed in the future.

Five appeals were taken from the August 17, 2004 ruling. These appeals have been consolidated and are currently pending. The parties have completed briefing all of the issues and await a date for oral argument. The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review. It is not possible to predict how appellate courts will rule on the pending appeals.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it. Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers. There have been favorable rulings during 2003 and 2004 in Texas and during 2004 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions. The plaintiffs in these actions have appealed these favorable rulings. SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation”, “—Environmental Claims and Litigation” and “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Shareholder Litigation and Related Proceedings

TPC and its board of directors were named as defendants in three putative class action lawsuits brought by shareholders alleging breach of fiduciary duty in connection with the merger of TPC and SPC and seeking injunctive relief as well as unspecified monetary damages. The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. December 15, 2003). The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty. On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval of the settlements. The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys’ fees. Before court approval of the settlement, additional shareholder litigation was commenced, as described below. In light of that litigation, the parties are evaluating how to proceed.

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota. Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws. The complaints do not specify damages. These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation. Plaintiffs have not yet filed a consolidated class action complaint. An additional putative class action based on the same allegations was brought in New York State Supreme Court. This action was subsequently transferred to, and is currently pending in, the District of Minnesota.

In addition, five other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota. Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors. In these two actions, plaintiff shareholders allege violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis. Two derivative actions have been brought against all current directors of the Company, naming the Company as a nominal defendant. In Rowe v. Fishman, et al. (Oct. 22, 2004), the plaintiff shareholder alleges state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation described above. In Clark v. Fishman, et al. (Nov. 18, 2004), the plaintiff shareholder alleges state law claims, including breach of fiduciary duty, based on the Company’s alleged mismanagement of and failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis. The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. In the fifth of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action in the District of Minnesota against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004). The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those alleged in In re St.Paul Travelers Securities Litigation.

The Company believes that these lawsuits have no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that one or more of these proceedings will not be material to the Company’s results of operations in a future period. The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law. As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending these lawsuits.

Other Proceedings

In previous filings, the Company reported on a series of purported class actions and one multi-party action brought in various courts around the United States against certain of TPC’s subsidiaries, dozens of other insurers and the National Council on Compensation Insurance. The allegations in the actions were substantially similar, and generally alleged that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers’ compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. The plaintiffs in the actions do not specify damages. TPC has vigorously defended the actions, with all but a few of the actions having been dismissed to date. In addition, the plaintiffs’ attempts to obtain class certification have not been successful. Under the present circumstances, the Company does not believe its remaining exposure to be significant.

From time to time the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraph.

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

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters to have a material adverse effect on its results of operations in a future period.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies. The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” lawyer liability insurance and branding requirements for salvage automobiles. The Company or its affiliates have received subpoenas or written requests for information from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Illinois Department of Financial and Professional Regulation; (xi) State of Iowa Insurance Division; (xii) State of Maryland Insurance Administration; (xiii) Commonwealth of Massachusetts Office of the Attorney General; (xiv) State of Minnesota Office of the Attorney General; (xv) State of New York Office of the Attorney General;

(xvi) State of New York Insurance Department; (xvii) State of North Carolina Department of Insurance; (xviii) State of Ohio Office of the Attorney General; (xix) Commonwealth of Pennsylvania Office of the Attorney General; (xx) State of Texas Department of Insurance; (xxi) State of West Virginia Office of Attorney General; and (xxii) the United States Securities and Exchange Commission. The Company is cooperating fully with these subpoenas and requests for information. In addition, the Company is currently undertaking its own review of the matters addressed by these subpoenas and requests for information. The Company is not able to predict the outcome of the various agencies’ investigations or the reviews being undertaken, or how these matters may affect the Company, if at all.

Four putative class action lawsuits have been brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The complaints are captioned Shell Vacations LLC v. Marsh & McLennan Companies, Inc. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc. (N.D. Ill. Jan. 21, 2005); Boros v. Marsh & McLennan Companies, Inc. (N.D. Cal. Feb. 4, 2005) and Mulcahey v. Arthur J. Gallagher & Co. (D.N.J. February 23, 2005). Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers. The complaints include causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, federal and state common law and the laws of the various states prohibiting antitrust violations and unfair and/or deceptive trade practices. Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange, where it is assigned the symbol “STA.” Prior to the merger of SPC and TPC, SPC’s common stock traded on the New York Stock Exchange under the symbol “SPC.” The number of holders of record, including individual owners, of the Company’s common stock was 101,243 as of March 8, 2005. This is not the actual number of beneficial owners of the Company’s common stock, as shares are held in “street name” by brokers and others on behalf of individual owners. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of the Company’s common stock for each quarter during the last two fiscal years. SPC historical data is presented in the table for all of 2003 and the first quarter of 2004, as SPC common stock was issued to effect the merger, and SPC, as renamed, was the continuing public company registrant following the merger.

	High	Low	Cash Dividend Declared
2004
First Quarter	$43.35	$39.20	$0.50
Second Quarter	42.99	39.18	0.22
Third Quarter	39.70	32.53	0.22
Fourth Quarter	37.54	30.99	0.22

2003
First Quarter	$36.66	$29.33	$0.29
Second Quarter	38.02	32.32	0.29
Third Quarter	38.49	34.30	0.29
Fourth Quarter	39.65	35.15	0.29

Cash dividends paid per share were $1.16 in both 2004 and 2003. The Company paid a special cash dividend of $0.21 per share and a regular dividend $0.22 per share in the second quarter of 2004. The special dividend was declared by SPC prior to the closing of the merger and was designed to result in the holders of SPC’s common stock prior to the merger receiving aggregate dividends with record dates in 2004 of $1.16 per share, which was SPC’s indicated annual dividend rate prior to the merger. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, including dividend restrictions included in certain long-term loan or credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares or (units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Oct. 1, 2004	Oct. 31, 2004	25,235	$33.75	—	—
Nov. 1, 2004	Nov. 30, 2004	25,280	37.63	—	—
Dec. 1, 2004	Dec. 31, 2004	18,554	36.71	—	—

Total		69,069	$35.97	—	—

All amounts in the table represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.

Item 6.	SELECTED FINANCIAL DATA

All data in the following table for the years 2000 through 2003 represent historical data for TPC. For accounting purposes, the merger of SPC and TPC was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.

	At and for the year ended December 31, (1)
	2004	2003	2002	2001	2000
	(in millions, except per share amounts)
Total revenues	$22,934	$15,139	$14,270	$12,231	$11,071

Income before cumulative effect of changes in accounting principles	$955	$1,696	$216	$1,062	$1,312
Cumulative effect of changes in accounting principles, net of tax(2)	—	—	(243)	3	—

Net income (loss)	$955	$1,696	$(27)	$1,065	$1,312

Total investments	$64,710	$38,653	$38,425	$32,619	$30,754
Total assets	111,815	64,872	64,138	57,778	53,850
Claims and claim adjustment expense reserves	59,070	34,573	33,736	30,737	28,442
Total debt	6,624	2,675	2,544	2,078	3,005
Total liabilities(3)	90,614	52,885	53,100	46,192	43,736
Company-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	—	—	900	900	900
Total shareholders’ equity	21,201	11,987	10,137	10,686	9,214
Basic earnings (loss) per share:(4)
Income before cumulative effect of changes in accounting principles	$1.56	$3.91	$0.52	$3.18	$3.95
Cumulative effect of changes in accounting principles, net of tax	—	—	(0.59)	0.02	—

Reported net income (loss)	1.56	3.91	(0.07)	3.20	3.95
Goodwill amortization	—	—	—	0.21	0.18

Adjusted earnings (loss) per share	$1.56	$3.91	$(0.07)	$3.41	$4.13

Diluted earnings (loss) per share:(4)
Income before cumulative effect of changes in accounting principles	$1.53	$3.80	$0.52	$3.18	$3.95
Cumulative effect of changes in accounting principles, net of tax	—	—	(0.59)	0.02	—

Reported net income (loss)	1.53	3.80	(0.07)	3.20	3.95
Goodwill amortization	—	—	—	0.21	0.18

Adjusted earnings (loss) per share	$1.53	$3.80	$(0.07)	$3.41	$4.13

Year-end common shares outstanding(4)(5)	670.3	435.8	435.1	333.3	333.3
Per common share data:
Cash dividends(4)(6)	$1.16	$0.65	$12.07	$1.22	$—
Book value(4)	$31.35	$27.51	$23.30	$32.07	$27.64

(1)

On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC and SPC changed its name to The St. Paul Travelers Companies, Inc. On October 1, 2001, TPC purchased The

Northland Company and its subsidiaries (Northland) from Citigroup. On October 3, 2001, Citigroup contributed the capital stock of Commercial Guaranty Casualty Insurance Company to TPC. During April 2000, TPC completed a cash tender offer and acquired all of Travelers Insurance Group Holdings Inc.’s (TIGHI) outstanding shares of common stock that were not already owned by TPC for approximately $2.41 billion financed by a loan from Citigroup. On May 31, 2000, TPC acquired the surety business of Reliance Group Holdings, Inc. (Reliance Surety). Includes amounts related to Northland, Commercial Guaranty Casualty, the remainder of TIGHI and Reliance Surety from their dates of acquisition.

(2)	Cumulative effect of changes in accounting principles, net of tax (1) for the year ended December 31, 2002 consisted of a loss of $243 million as a result of a change in accounting for goodwill and other intangible assets; and (2) for the year ended December 31, 2001 included a gain of $5 million as a result of a change in accounting for derivative instruments and hedging activities and a loss of $2 million as a result of a change in accounting for securitized financial assets.

(3)	Total liabilities include minority interest liabilities of $117 million, $105 million and $87 million at December 31, 2004, 2003 and 2002, respectively.

(4)	Earning per share, year-end common shares outstanding, cash dividends per share and book value per share were restated for the years prior to 2004 to reflect the impact of the merger with SPC.

(5)	In March 2002, TPC issued common stock through its Initial Public Offering (IPO). See note 1 of notes to the Company’s consolidated financial statements.

(6)	Dividends per common share reflect the recapitalization effected as part of TPC’s corporate reorganization in 2002. See note 1 to the Company’s consolidated financial statements. During 2002, TPC paid dividends of $5.10 billion in the form of a note payable and $158 million in cash to Citigroup, its then sole shareholder. During 2001, TPC paid dividends of $526 million to Citigroup, its then sole shareholder.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc. In connection with the merger, each issued and outstanding share of TPC class A (including the associated preferred stock purchase rights) and class B par value $0.01 common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value. Share and per share amounts for all periods presented have been restated to reflect the second quarter exchange of TPC common stock for the Company’s common stock in the merger. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities, and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s. Accordingly, all financial information presented herein for the twelve months ended December 31, 2004 reflects the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004. The financial information presented herein for the prior year periods reflects the accounts of TPC.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, refer to note 2 to the Company’s consolidated financial statements included in this report.

In 2002, TPC completed a corporate reorganization in connection with its initial public offering of common stock. For more information regarding that reorganization and stock offering, refer to note 3 to the Company’s consolidated financial statements included in this report.

EXECUTIVE SUMMARY

As a result of the April 1, 2004 merger of TPC and SPC, total assets and liabilities increased by $42.99 billion and $34.23 billion, respectively, adding $8.76 billion to the Company’s shareholders’ equity.

2004 Consolidated Results of Operations

•	Net income of $955 million, or $1.56 per share basic and $1.53 diluted

•	Net written premiums of $18.94 billion

•	Net unfavorable prior year reserve development of $2.39 billion ($1.59 billion after-tax), including $928 million related to asbestos, $290 million related to environmental, $500 million of construction and $300 million of surety related to the merger, $252 million related to a specific construction contractor and $113 million from the commutation of certain reinsurance agreements.

•	Total catastrophe losses of $772 million pretax (net of reinsurance) and $511 million after-tax, primarily resulting from Hurricanes Charley, Frances, Ivan and Jeanne in the third quarter

•	GAAP combined ratio of 107.7, including 12.6 points from unfavorable prior year reserve development and 4.0 points from catastrophe losses

•	Net investment income of $2.02 billion, after-tax

•	Moderating rate environment due to more aggressive pricing in the marketplace

2004 Consolidated Financial Condition

•	Total assets of $111.82 billion, including $64.71 billion of investments; fixed maturities and short-term securities comprise 92% of total investments

•	Total debt of $6.62 billion, including $3.98 billion assumed in the merger

•	Shareholders’ equity of $21.20 billion, equivalent to book value per common share of $31.35

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets. Through its majority ownership of Nuveen Investments, Inc. (Nuveen Investments), it also has a presence in the asset management industry.

Consolidated Results of Operations

(for the year ended December 31, in millions)	2004	2003	2002
Income before cumulative effect of change in accounting principles	$955	$1,696	$216
Cumulative effect of change in accounting principles, net of tax	—	—	(243)

Net income (loss)	$955	$1,696	$(27)

Basic earnings per share:
Income before cumulative effect of change in accounting principles	$1.56	$3.91	$0.52
Cumulative effect of change in accounting principles, net of tax	—	—	(0.59)

Net income (loss)	$1.56	$3.91	$(0.07)

Diluted earnings per share:
Income before cumulative effect of change in accounting principles	$1.53	$3.80	$0.52
Cumulative effect of change in accounting principles, net of tax	—	—	(0.59)

Net income (loss)	$1.53	$3.80	$(0.07)

Weighted average number of common shares outstanding:
Basic	608.3	434.3	411.5
Diluted	628.3	453.3	412.3

The Company’s discussions related to all items, other than net income (loss), are presented on a pretax basis, unless otherwise noted.

Net income in 2004 totaled $955 million, or $1.53 per share diluted, compared with net income of $1.70 billion, or $3.80 per share diluted, in 2003. The $741 million decline in net income in 2004 compared with 2003 was driven by $1.59 billion of after-tax net unfavorable prior-year reserve development ($2.39 billion pretax). That pretax net unfavorable prior year reserve development was primarily comprised of $928 million to strengthen asbestos reserves primarily as a result of the completion of the Company’s annual asbestos liability review in the fourth quarter, $290 million to strengthen environmental reserves, reserve adjustments related to the merger of $500 million for construction and $300 million for surety, $252 million related to a specific construction contractor, $113 million related to the commutation of agreements with a major reinsurer and other net reserving actions, the major components of which are described in more detail in the following segment discussions. Net unfavorable reserve development in the Commercial and Specialty segments more than offset additional income resulting from the merger and strong operating income generated by the Company’s Personal segment. In addition, after-tax catastrophe losses in 2004 of $511 million were $282 million higher than in 2003. The catastrophe losses in 2004 were primarily driven by four hurricanes that struck the southeastern United States in the third quarter.

The rate environment continued to moderate in 2004 due to more aggressive pricing in the marketplace. Customer retention levels remained stable throughout the Company’s insurance underwriting operations; however, new business volume in 2004 declined when compared with the combined new business volume of SPC and TPC in 2003. Net income in 2004 included net realized investment losses of $28 million, compared with net realized investment gains of $21 million in 2003.

Net income of $1.70 billion in 2003 was a significant improvement over the net loss of $27 million in 2002. Results in 2003 reflected a favorable, but moderating, rate environment in excess of loss cost trends and a decline in unfavorable prior year reserve development. Those factors were partially offset by a $174 million increase in after-tax catastrophe losses in 2003. Net unfavorable prior year reserve development in 2003 was $309 million, including $339 million of charges related to reserve strengthening in the Company’s subsidiary Gulf Insurance Company (Gulf). In 2002, the $1.49 billion of net unfavorable prior year reserve development was driven by $1.39 billion of charges related to asbestos reserve strengthening. In December 2002, the Company increased its asbestos reserves to $3.40 billion, net of reinsurance recoverables, and fully utilized the $800 million pretax benefit under the Citigroup indemnification agreement. (For additional information see “—Asbestos Claims and Litigation”). The net loss in 2002 included an after-tax charge for the cumulative effect of a change in accounting principle of $243 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). Net income in 2003 included $21 million of net realized investment gains, compared with $99 million of net realized investment gains in 2002.

Consolidated Revenues

The Company’s consolidated revenues were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Earned premiums	$19,038	$12,545	$11,155
Net investment income	2,663	1,869	1,881
Fee income	706	560	455
Asset management	390	—	—
Realized investment gains (losses)	(39)	38	147
Recoveries from former affiliate	—	—	520
Other revenues	176	127	112

Total revenues	$22,934	$15,139	$14,270

The $6.49 billion growth in earned premiums over 2003 was primarily due to the merger, and also reflected the earned premium effect of rate increases on renewal business over the last 12 months and strong customer retention levels throughout a majority of the markets served by the Company’s insurance segments.

Net investment income in 2004 increased $794 million over 2003, due largely to the increase in invested assets resulting from the merger. In addition, strong operational cash flows in 2004 contributed to the growth in invested assets. The average pretax investment yield in 2004 of 4.8% declined from 5.3% in 2003, due to a higher proportion of tax-exempt investments and lower yields on fixed income securities and alternative investments. In addition, SPC’s investment portfolio acquired in the merger was recorded at its fair value as of the merger date in accordance with purchase accounting, which reduced the Company’s reported average investment yield in 2004. Net investment income in 2004 included $111 million of income resulting from the initial public trading of an investment in its private equity portfolio.

Fee income in 2004 grew 26% over 2003, primarily driven by new business in the National Accounts sector of the Company’s Commercial segment, as described in more detail in the segment narrative that follows.

Asset management revenues of $390 million were generated by Nuveen Investments, which was acquired in the merger. Nuveen Investments’ gross sales of investment products in 2004 from the date of the merger totaled $19.86 billion.

The Company’s net pretax realized investment losses of $39 million in 2004 included impairment charges totaling $80 million, whereas net pretax realized gains of $38 million in 2003 included $90 million of impairment charges. Net realized investment gains (losses) in 2004 and 2003 also included losses of $44 million and $27 million, respectively, related to U.S. Treasury futures contracts which are settled daily. Further information regarding the nature of impairment charges in each year is included in the “Critical Accounting Estimates” section later in this discussion. Other revenues in all periods presented primarily consist of premium installment charges.

Earned premiums in 2003 increased $1.39 billion, or 12%, over 2002 due to rate increases on renewal business, growth in targeted new business and strong customer retention.

Net investment income decreased $12 million, or less than 1%, in 2003, despite higher average invested assets resulting from strong cash flows from operations. The decline resulted from a reduction in pretax investment yields from 6.0% in 2002 to 5.3% in 2003. That decrease reflected the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio, a higher proportion of tax-exempt investment holdings and reduced returns in the Company’s private equity investments. These factors were partially offset by higher returns in arbitrage fund investments.

Fee income increased $105 million, or 23%, in 2003, as both new business and pricing levels in the Company’s National Accounts business increased and more workers’ compensation business was written by state residual market pools serviced by National Accounts.

Net realized investment gains were $38 million in 2003, compared with $147 million in 2002. Net realized investment gains included $90 million of impairment charges in 2003, compared with $284 million in 2002.

Recoveries from former affiliate of $520 million, net of tax, in 2002 represent funds recovered under the Citigroup indemnification agreement.

Effective with the merger, the Company’s business operations consist of the following four segments: Commercial, Specialty, Personal (collectively comprising the Company’s insurance segments) and Asset Management. The Asset Management segment was acquired in the merger. Prior period results for the three insurance segments have been restated, to the extent practicable, to conform with the 2004 presentation.

Consolidated net written premiums were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Commercial	$8,213	$6,862	$6,330
Specialty	4,794	1,258	1,040
Personal	5,929	5,081	4,575

Total net written premiums	$18,936	$13,201	$11,945

The $5.74 billion, or 43%, increase in consolidated net written premiums in 2004 compared with 2003 primarily reflected the impact of the merger. On a pro forma combined basis, net written premiums in 2004 were level with 2003. Business retention levels in the majority of the Company’s insurance operations remained consistent with 2003 levels, as the Company focused on retaining its existing book of well priced, profitable business. Rate increases, however, continued to moderate in 2004, reflecting more aggressive pricing in the marketplace. New business volume in the Commercial and Specialty segments in 2004 declined when compared with the combined new business volume of SPC and TPC in the prior year, reflecting the competitive marketplace and the impact of new business premiums in 2003 from renewal rights transactions. The non-renewal of certain commercial property, construction and surety risks and certain personal lines business in the Company’s operations at Lloyd’s also negatively impacted premium volume in 2004. Personal net written premiums increased 17% in 2004 over 2003, due to strong organic growth, new business resulting from a renewal rights transaction, strong business retention levels and price increases.

Net written premiums increased $1.26 billion, or 11%, in 2003. The increase was primarily due to higher but moderating rate increases, new business growth in favorable markets and strong retention across all major lines of business. These factors were partially offset by the withdrawal in 2002 of business at American Equity Insurance Company and Commercial Guaranty Casualty Insurance Company, both subsidiaries of The Northland Company (Northland), a subsidiary of the Company, and a one-time additional $115 million of net written premiums in 2002 due to the termination of certain reinsurance contracts by Northland. Net written premiums for Northland’s subsidiaries in 2003 were $547 million, a decrease of 34% from the 2002 total of $825 million. Commercial net written premiums, excluding business written in Northland’s subsidiaries, increased $1.03 billion, or 16%, in 2003. Personal net written premiums increased $506 million, or 11%, in 2003.

Consolidated claims and expenses were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Claims and claim adjustment expenses	$15,439	$9,118	$11,139
Amortization of deferred acquisition costs	2,978	1,984	1,810
General and administrative expenses	3,145	1,641	1,424
Interest expense	244	167	157

Total claims and expenses	$21,806	$12,910	$14,530

Claims and claim adjustment expenses of $15.44 billion in 2004 were $6.32 billion higher than the comparable 2003 total, primarily reflecting growth in business volume resulting from the merger. The 2004 total also included $2.39 billion of net unfavorable prior year reserve development, of which $928 million represented a provision to strengthen asbestos reserves primarily as a result of the completion of the Company’s annual asbestos liability review in the fourth quarter and $290 million represented a provision to strengthen environmental reserves. Additional components of 2004 unfavorable prior year reserve development are described below. Net unfavorable prior year reserve development in 2003 totaled $476 million and was primarily the result of reserve strengthening at the Company’s Gulf subsidiary. The 2004 total also included $772 million of catastrophe losses (net of reinsurance), compared with catastrophe losses of $352 million in 2003.

During the second quarter of 2004, the company recorded $500 million and $300 million of net unfavorable prior year reserve development related to Specialty’s construction and surety reserves, respectively, acquired in the merger. Upon having access to each company’s detailed policyholder information, including underwriting, claim, and actuarial files on April 1, 2004, in connection with the closing of the merger, the Company was able to begin the detailed process of developing a uniform and consistent approach to estimating the combined company’s loss reserves. As part of that process, a team of actuaries representing the historical actuarial perspectives, judgments and methods applied by each legacy company, discussed their views, methodologies, and analysis of available data.

In addition to the discussion in the Critical Accounting Estimates section of this report, other items specifically considered in the process of developing a uniform and consistent approach to estimating the combined company’s loss reserves include interpreting the actuarial and claim data in a uniform manner and determining an appropriate level of data segmentation for estimation purposes. This type of analysis involves a high degree of judgment and can, and often does, lead to reserve estimates that differ materially from those of prior periods, particularly in low frequency, high severity and complex exposures. In addition, since the reserving process also considers the expectations of future outcomes, the actuaries involved had to analyze their differing views on key assumptions, such as predicting inflation, estimating claim development patterns and determining expectations related to judicial rulings and interpretations, among others. This “informed judgment” is brought into the process by individuals such as actuaries, underwriters, claim adjusters, and company management. Ultimately, this process required an analysis of the varying actuarial judgments and forward-looking assessments. The result was similar to a single, ongoing insurance enterprise obtaining more information in a reporting period than it had previously and identifying a change in estimate in its insurance reserves in that period. Accordingly, the Company recorded a $500 million and $300 million charge for construction and surety, respectively, in the second quarter of 2004.

Additional information on the analysis performed is included in the Specialty segment discussion below.

In June of 2004, the Company decided to commute certain reinsurance agreements with a major reinsurer resulting in a $113 million prior year reserve charge (in addition to a current year loss of $40 million). Commutations are a complete and final settlement with a reinsurer that results in a discharge of all obligations of the parties to the terminated reinsurance agreement. The Company also recorded a charge of $252 million related to a specific construction contractor as described in the Specialty segment discussion.

Other items increasing the 2004 claims and expenses compared to 2003 include $296 million of charges to increase the allowances for estimated amounts due from reinsurance recoverables, policyholders receivables, and co-surety participations on a specific construction contractor claim. The increase in the allowance for uncollectible reinsurance recoverables recognized a change in estimated disputes with reinsurers and is based upon the Company’s reinsurance strategy of reduced reinsurance utilization, including the cessation of ongoing business relationships with certain of SPC’s reinsurers, and aggressive collection of reinsurance recoverables. A provision was also made to increase the estimated uncollectible amounts due from policyholders for loss sensitive business (primarily high deductible business). This increase recognized a change in estimated uncollectible amounts due and resulted from applying the Company’s credit based methodology for determining uncollectible amounts to the recoverables acquired in the merger. Because reinsurance recoverables and amounts due from policyholders for loss sensitive business are insurance contract-related assets, these assets are subject to the same types of estimation variables as loss reserves. Also during the second quarter of 2004, a participating co-surety on a contract surety exposure announced that insurance regulators had approved its submitted run-off plan. Based upon industry knowledge of the co-surety’s run-off plan and an analysis of the co-surety’s financial condition, the Company concluded that it was unlikely to collect the full amount projected to be owed by the co-surety and established an appropriate level of reserves.

Other 2004 claims and expenses related to the merger include $29 million of restructuring charges, $92 million of amortization expense related to finite-lived intangible assets acquired in the merger, and a benefit of $58 million associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables. Interest expense in 2004 included $100 million of additional interest expense on SPC debt assumed in the merger.

Claims and claim adjustment expenses decreased $2.02 billion, or 18%, in 2003 primarily due to a decline in unfavorable prior year reserve development in 2003, which was partially offset by increased loss costs, growth in business volume and higher catastrophe losses. Catastrophe losses, net of reinsurance, were $352 million in 2003 compared to $84 million in 2002. Unfavorable prior year reserve development included in claims and claim adjustment expenses was $476 million for 2003, compared to $3.09 billion in 2002. Unfavorable prior year reserve development in 2002 included $2.95 billion of asbestos incurred losses (prior to the benefit related to recoveries under the Citigroup indemnification agreement), whereas 2003 included no asbestos-related unfavorable prior year reserve development.

Amortization of deferred acquisition costs increased $174 million, or 10%, in 2003, reflecting higher commission and premium taxes associated with the increases in earned premiums previously described. Interest expense increased $9 million, or 6%, in 2003 due to certain one time costs associated with first and second quarter refinancing activities that lowered average interest costs, and higher levels of temporary debt. General and administrative expenses increased $217 million, or 15%, in 2003, reflecting business growth and higher commissions that resulted from improved underwriting results.

Effective Tax Rate. The Company’s effective tax rate was 12.2%, 24.1% and (183.4)% in 2004, 2003 and 2002, respectively. The decrease in the 2004 effective rate primarily reflected the impact of an increase in nontaxable investment income on a lower level of pretax income. The 2003 increase in the effective rate reflected a higher level of pretax income associated with improved underwriting performance. The 2002 effective rate reflected the impact of the 2002 asbestos charge previously discussed, as well as the impact of non-taxable recoveries of $520 million related to the Citigroup indemnification agreement.

The GAAP combined ratios before policyholder dividends were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Loss and loss adjustment expense ratio (1)	79.4%	70.7%	90.5%
Underwriting expense ratio	28.3	25.6	26.1

GAAP combined ratio	107.7%	96.3%	116.6%

(1)	Excludes losses recovered under the Citigroup indemnification agreement in 2002.

The GAAP combined ratio in 2004 included a 12.6 point impact from net unfavorable prior year reserve development and a 4.0 point impact from catastrophes. The respective impacts of these factors on the 2003 combined ratio were 3.8 points and 2.8 points. Excluding these impacts from both years, the adjusted ratio of 91.1 in 2004 was 1.4 points higher than the adjusted 2003 combined ratio of 89.7. The increase in the adjusted ratio primarily reflected the impact of the higher underwriting expense ratio of the business acquired in the merger, as well as expenses associated with the merger.

The 20.3 point improvement in the 2003 GAAP combined ratio resulted from lower unfavorable prior year reserve development, primarily due to having no asbestos charges in 2003, compared to asbestos charges in 2002 that added 19.2 points. The benefit from premium rate increases that exceeded loss cost trends were largely offset by higher catastrophe losses.

Renewal Rights Purchases

During the third quarter of 2003, TPC purchased from Royal & SunAlliance USA (RSA), an unaffiliated insurer, the renewal rights to RSA’s commercial lines national accounts, middle market and marine businesses, and standard and preferred personal lines businesses. Also during the third quarter of 2003, TPC purchased from Atlantic Mutual, an unaffiliated insurer, the renewal rights to the majority of Atlantic Mutual’s commercial lines inland marine and ocean cargo businesses written by Atlantic Mutual’s Marine Division. The minimum purchase price for both transactions, which has been paid, was $48 million. The final purchase price, which is expected to be determined in 2005 and is currently estimated to be $66 million, is dependent on the level of business renewed by the Company.

Commercial Insurance Resources, Inc.

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed a transaction with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included 9.7 million shares of mandatorily convertible preferred stock for a purchase price of $8.83 per share, $50 million of convertible notes and 0.4 million common shares for a purchase price of $8.83 per share, representing a 24% ownership interest of CIRI, on a fully diluted basis. The dividend rate on the preferred stock was 6.0%. The interest rate on the notes was 6.0% payable on an interest-only basis. The notes would have matured on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively Trident) invested $125 million, and a group of approximately 75 senior employees of Gulf invested $14 million. Fifty percent of the Gulf senior employees’ investment was financed by CIRI. This financing was collateralized by the CIRI securities purchased and was forgivable if Trident achieved certain investment returns. The applicable agreements provided for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors.

On May 28, 2004, The Travelers Indemnity Company (Indemnity), a subsidiary of the Company, completed its purchase of all of the outstanding shares (8,970,000 shares) of the mandatorily convertible preferred stock held by Trident at a purchase price of $8.83 per share and the convertible notes held by Trident for $46 million. By June 30, 2004, Indemnity completed its purchase from employees of $7 million of the mandatorily convertible preferred stock at a purchase price of $8.83 per share, convertible notes with an aggregate principal amount of $4 million, and common equity of $3 million at a purchase price of $8.83 per share. The notes that were previously issued to employees to finance 50% of their investment in CIRI were assumed by Indemnity as part of the agreement to purchase the employees’ investments in CIRI. The excess of the cost to repurchase the minority interest over the minority interest carrying value on the consolidated balance sheet was recorded as a charge to additional paid-in capital during the second quarter.

RESULTS OF OPERATIONS BY SEGMENT

“Operating income” in the following discussion represents net income excluding the after-tax impact of net realized investment gains (losses).

Commercial

Results of the Company’s Commercial segment were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Revenues:
Earned premiums	$8,667	$6,552	$5,831
Net investment income	1,708	1,324	1,307
Fee income	680	545	446
Recoveries from former affiliate	—	—	520
Other revenues	55	33	28

Total revenues	$11,110	$8,454	$8,132

Total claims and expenses	$10,064	$7,131	$9,124

Operating income (loss)	$862	$1,061	$(310)

Loss and loss adjustment expense ratio (1)	80.0%	75.4%	109.3%
Underwriting expense ratio	28.2	24.9	25.5

GAAP combined ratio	108.2%	100.3%	134.8%

(1)	Excludes losses recovered under the Citigroup indemnification agreement in 2002.

Operating income of $862 million in 2004 declined $199 million, or 19%, from 2003, which did not include the results of SPC. Included in 2004 results were $233 million of after-tax catastrophe losses, compared with after-tax catastrophe losses of $67 million in 2003. Also impacting 2004 operating income was net after-tax unfavorable prior year reserve development of $802 million ($1.18 billion, pretax), primarily related to asbestos and environmental reserve strengthening. Net after-tax unfavorable prior year reserve development totaled $439 million in 2003.

Total revenues of $11.11 billion in 2004 reflected growth of $2.12 billion in earned premiums, which was primarily due to the merger and also reflected the earned premium effect of moderating renewal price increases over the last twelve months in the Company’s core Commercial operations. In addition, incremental premiums resulting from the renewal rights transaction with Royal & SunAlliance in the third quarter of 2003 contributed to premium growth in 2004.

Net investment income in 2004 increased $384 million over 2003 due largely to the increase in invested assets as a result of the merger, strong operational cash flows that contributed to the growth in invested assets over 2003, and investment income related to the initial public trading of an investment. Also impacting net investment income was the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments, and lower yields on fixed income securities and alternative investments.

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools. The strong increase in 2004 fee income reflected higher new business levels, resulting, in part, from the third quarter 2003 renewal rights transaction with Royal & SunAlliance, renewal price increases and more workers’ compensation business being written by state residual market pools.

Claim and claim adjustment expenses in 2004 included $1.18 billion of net unfavorable prior year reserve development in the Commercial segment, of which $927 million represented a provision to strengthen asbestos reserves primarily as a result of the completion of the Company’s annual asbestos liability review in the fourth quarter and $286 million represented a provision to strengthen environmental reserves. The asbestos provision primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants. With regard to the environmental provision, new claims for hazardous waste and pollution continue to decline, though the pace of the decrease has slowed. The average severity of claims has increased, however, leading the Company to conclude that reserves for environmental losses needed to be increased. In June 2004, the Company decided to commute certain reinsurance agreements with a major reinsurer, resulting in a prior year reserve charge of $38 million. Also included in net unfavorable prior-year reserve development in the Commercial segment in 2004 was a strengthening of Gulf reserves, which was more than offset by favorable prior year reserve development in core Commercial operations due to reductions in the frequency of non-catastrophe related losses. In 2003, unfavorable prior-year loss development in the Commercial segment totaled $676 million, the most significant component of which was $521 million of reserve strengthening in the Gulf operations. That reserve strengthening was primarily related to a line of business that insured the residual values of leased vehicles and that had been placed in runoff in late 2001, and the resolution of a residual value claim dispute.

Also included in claim and claim adjustment expenses in 2004 were catastrophe losses of $358 million, compared with catastrophe losses of $103 million in 2003. The losses in 2004 primarily resulted from the four hurricanes that made landfall in the southeastern United States in the third quarter, whereas the 2003 losses resulted from a variety of storms throughout the year, including Hurricane Isabel.

Other items increasing 2004 claims and expenses compared to 2003 include $72 million of charges to increase the allowances for estimated amounts due from reinsurance recoverables and policyholders receivables, previously described in the Consolidated Overview section.

The loss and loss adjustment expense ratio in 2004 included a 13.6 point impact from prior-year reserve development and a 4.1 point impact from catastrophe losses. In 2003, the impacts of these factors on the loss and loss expense ratio were 10.3 points and 1.6 points, respectively. Excluding those factors in both years, the adjusted loss and loss expense ratio in 2004 of 62.3 was 1.2 points improved over the adjusted 2003 ratio of 63.5. The 3.3 point increase in the underwriting expense ratio in 2004 compared to 2003 primarily reflected the impact of the higher underwriting expense ratio of the business acquired in the merger and operating expenses associated with Commercial other (where premium volume declined significantly).

Operating income of $1.06 billion in 2003 was a significant improvement over the operating loss of $310 million in 2002. Operating results in 2003 reflected a favorable, but moderating, rate environment characterized by rate increases in excess of loss cost trends, and increased business volumes. After-tax catastrophe losses totaled $67 million in 2003, whereas in 2002 the Commercial segment incurred no catastrophes. The 2002 operating loss was driven by significant asbestos-related unfavorable prior-year reserve development.

Earned premiums in 2003 grew $721 million, or 12%, over 2002, primarily due to premium rate increases, growth in targeted new business and strong customer retention. The strong growth in 2003 earned premiums was partially offset by a $214 million decline in earned premiums at the Northland subsidiaries that resulted from the withdrawal in 2002 of business at American Equity Insurance Company and Commercial Guaranty Casualty Insurance Company. Net investment income in 2003 increased $17 million over 2002 due to higher average invested assets resulting from strong cash flows from operations, partially offset by the reduction in average pretax investment yields to 5.3% in 2003 from 6.0% in 2002. The decrease in yields reflected the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio, a higher proportion of tax-exempt investments and reduced returns in the Company’s private equity investments; partially offset by higher returns in arbitrage fund investments. The $99 million, or 22%, increase in fee income in 2003 over 2002 reflected higher new business levels, price increases and more workers’ compensation business being written by state residual market pools.

Claims and claim adjustment expenses in 2003 decreased $2.23 billion, or 30%, primarily due to a significant decline in unfavorable prior year reserve development, which was partially offset by an increase in catastrophe losses and increased loss costs resulting from growth in business volume. Catastrophe losses totaled $103 million in 2003, compared with no catastrophe losses in 2002. Catastrophe losses in 2003 were primarily the result of a severe winter storm in Colorado in the first quarter, severe storms in the second quarter in a number of Southern and Midwestern states and Hurricane Isabel in the third quarter. Unfavorable prior year reserve development included in claims and claim adjustment expenses was $676 million in 2003 compared to $3.12 billion in 2002. The most significant component of 2003 prior year development was the Gulf reserve strengthening of $521 million referred to previously. In addition to the Gulf charges, unfavorable prior-year reserve development in 2003 included charges associated with American Equity Insurance Company and an increase in environmental reserves. No asbestos-related prior year reserve development was recorded in 2003. Unfavorable prior year reserve development in 2002 included $2.95 billion of asbestos-related charges (prior to the benefit related to recoveries under the Citigroup indemnification agreement). For additional information see “—Asbestos Claims and Litigation.”

Separately, the Company strengthened its environmental reserves in the 2002 fourth quarter, which was mostly offset by reductions in its reserves for other general liability exposures. These actions were taken as a result of payment and settlement experience. In addition, in 2003 the Company strengthened prior year reserves for certain run-off lines of business, including assumed reinsurance, and experienced favorable development in certain on-going businesses.

Amortization of deferred acquisition costs increased $82 million, or 9%, in 2003, reflecting higher commission and premium taxes associated with the increase in earned premiums. General and administrative expenses in 2003 increased $150 million, or 18%, over 2002, driven by business growth and higher commission expense that resulted from improved underwriting results.

The 33.9 point improvement in the 2003 GAAP loss and loss adjustment expense ratio over 2002 primarily resulted from lower unfavorable prior year reserve development. The prior-year asbestos-related charges in 2002 added 36.8 points to that year’s loss and loss adjustment expense ratio, whereas in 2003 no prior-year asbestos-related charges were incurred. The favorable impact of premium rate increases that exceeded loss cost trends in 2003 was largely offset by the impact of catastrophe losses. No catastrophe losses were incurred in 2002. The 0.6 point decrease in the underwriting expense ratio in 2003 compared with 2002 was primarily due to the benefits of the favorable rate environment and higher fee income, largely offset by higher commissions that result from improved underwriting performance.

Commercial net written premiums by market were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Commercial Accounts	$4,211	$3,251	$3,151
Select Accounts	2,555	2,047	1,869
National Accounts	940	831	641

Total Commercial Core	7,706	6,129	5,661
Commercial Other	507	733	669

Total Commercial	$8,213	$6,862	$6,330

Commercial net written premiums in 2004 increased $1.35 billion, or 20%, over 2003, primarily reflecting the impact of the merger. Business retention rates remained strong and renewal price change increases moderated to the low-single digit levels in 2004. New business volume declined, however, when compared with the combined new business volume of SPC and TPC in 2003, reflecting the increasingly competitive marketplace and the impact of higher premium flow in 2003 associated with several renewal rights transactions.

Commercial Accounts’ premium volume of $4.21 billion in 2004 grew $960 million, or 30%, over 2003 volume of $3.25 billion, primarily due to the merger. Retention rates remained strong and renewal price change increases were essentially flat by the end of the year. New business levels moderated during the second half of 2004 as the benefit from the Atlantic Mutual and Royal & SunAlliance renewal rights transactions completed in the third quarter of 2003 diminished in the second half of the year.

Select Accounts’ 2004 premium volume of $2.56 billion increased $508 million, or 25%, over 2003, reflecting the impact of the merger. Overall retention rates were strong and renewal price increases moderated to the mid single-digits. Retention and growth were strongest in smaller, high transaction volume accounts, reflecting the Company’s competitive advantage in agency automation, product offerings and service to agents.

The 13% increase in National Accounts’ premium volume in 2004 reflected new business from the third-quarter 2003 Royal & SunAlliance renewal rights transaction and higher business volumes in residual market pools, the impacts of which were partially offset by a shift to deductible and fee-based products by some of the Company’s clients.

In the Commercial Other business, the $226 million, or 31%, decline in 2004 premium volume compared with 2003 primarily reflected the placement of Gulf operations in runoff in the second quarter of 2004. Subsequently, certain business previously written by Gulf is now being written in the Commercial or Specialty segments. The runoff healthcare, reinsurance and international business acquired in the merger produced minimal written premium volume in 2004.

Commercial net written premiums increased $532 million, or 8%, in 2003. Renewal price increases, higher new business levels, and strong customer retention across all major lines of business combined to drive premium growth over 2002. This premium growth was partially offset by the decrease in net written premiums at the Northland subsidiaries due to the withdrawal in 2002 of business at certain of those subsidiaries and a one-time additional $115 million of net written premium in 2002 related to the termination of certain reinsurance contracts. Net written premiums for the Northland subsidiaries were $547 million in 2003 compared to $825 million in 2002. The Commercial business of those subsidiaries is included with Commercial Accounts.

Commercial Accounts net written premiums increased $100 million, or 3%, in 2003. Net written premiums associated with the Northland subsidiaries declined to $547 million in 2003 from $825 million in 2002 due to the factors described above. Excluding the Northland subsidiaries’ net written premiums in both 2003 and 2002, Commercial Accounts premium volume in 2003 grew 16% over 2002. The increase was primarily due to renewal price increases, new business growth in targeted markets and strong retention across all major product lines.

Select Accounts net written premiums in 2003 increased $178 million, or 10%, over 2002. The increase primarily reflected renewal price increases, new business and strong retention. New business growth was especially strong in property, general liability and commercial multi-peril lines of business. Select Accounts retention levels in 2003 were strongest for small commercial business handled through the Company’s Service Centers, while premium growth was centered in the commercial multi-peril and property product lines.

National Accounts net written premiums in 2003 increased $190 million, or 30%, over 2002, primarily due to the continued benefit from rate increases, higher new business levels that, in part, resulted from the Company’s third quarter 2003 renewal rights transaction with Royal & SunAlliance and higher business volume in residual market pools.

The Commercial Other sector of the Commercial segment in 2003 and 2002 consisted primarily of results from the Company’s Gulf subsidiary, which marketed products to national, mid-sized and small customers and distributed them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on management and professional liability coverages and excess and surplus lines of insurance. Gulf net written premiums increased $83 million, or 14%, in 2003 as a result of significant rate increases across all classes of management liability products.

Specialty

The Specialty segment’s results for the twelve months ended December 31, 2004 reflect the results of TPC’s Bond and Construction operations for the three months ended March 31, 2004 and the post-merger combined results of SPC’s specialty operations and TPC’s Bond and Construction operations for the nine months ended December 31, 2004. Results for 2003 and 2002 represent TPC’s Bond and Construction operations only.

(for the year ended December 31, in millions)	2004	2003	2002
Revenues:
Earned premiums	$4,791	$1,171	$970
Net investment income	507	183	188
Fee income	26	15	9
Other revenues	22	8	5

Total revenues	$5,346	$1,377	$1,172

Total claims and expenses	$6,517	$1,048	$915

Operating income (loss)	$(724)	$234	$184

Loss and loss adjustment expense ratio	102.8%	51.3%	53.5%
Underwriting expense ratio	32.6	36.0	39.1

GAAP combined ratio	135.4%	87.3%	92.6%

The operating loss of $724 million in 2004 was driven by after-tax unfavorable prior year reserve development of $1.03 billion ($1.59 billion, pretax) including $500 million and $300 million (pretax) of net unfavorable prior year loss development related to the construction and surety reserves, respectively, acquired in the merger as well as other net reserving actions that are described in the narrative that follows. In June 2004, the Company decided to commute certain reinsurance agreements with a major reinsurer, resulting in a prior year reserve charge of $75 million. Operating results in 2004 also included $155 million of after-tax catastrophe losses resulting from the four hurricanes described previously, whereas 2003 results included no catastrophe losses.

Domestic Specialty earned premiums totaled $3.86 billion in 2004, compared with $1.17 billion in 2003. International Specialty earned premiums in 2004 were $930 million, whereas 2003 results included minimal international premiums. The increases over 2003 were primarily driven by incremental premiums resulting from the merger, and also reflected the impact of price increases. Net investment income increased $324 million over 2003 due to the increase in invested assets as a result of the merger. In addition, strong operational cash flows contributed to the growth in invested assets over the same period of 2003. Also impacting in net investment income is the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investments and lower yields on fixed income securities and alternative investments.

The following discussion provides more information regarding the net unfavorable prior year loss development related to the construction and surety reserves, acquired in the merger as well as other net reserving actions.

Construction Reserves

Beginning on April 1, 2004, upon the completion of the merger of TPC and SPC, personnel from the predecessor companies were able to share detailed policyholder information, claim files and actuarial data related to the acquired construction reserves. This enabled an analysis to be performed in the second quarter of the acquired construction reserves using TPC’s long-established practices that includes evaluating exposures by type of claim (e.g. construction defect, construction wrap up, other), by type of coverage, (e.g. guaranteed cost, loss responsive, other) and by detailed line of business (general liability, commercial auto, etc.), among others. For general liability exposures, which include construction defect and construction wrap-up, interpretation of underlying trends (both present and future) and the related reserve estimation process is highly judgmental due to the low frequency/high severity and complex nature of these exposures. In particular, for construction defect, there is a high degree of uncertainty relating to whether coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically. As a result, material variations can and do occur among actuarial reserve estimates for these types of exposures. In a merger, these differences are likely to be even more pronounced. Prior to a merger, each legacy company consistently applies its assumptions, judgments and actuarial methods to estimate reserves. Differences between these assumptions, judgments and actuarial methods need to be understood and reconciled, and a uniform approach needs to be adopted for the merged entity. In this situation, material adjustments can and do occur for reserves related to exposures having a high degree of uncertainty.

Analysis of the acquired construction reserves was completed near the end of the second quarter of 2004. Based upon the results of this analysis, the Company increased its estimate of the acquired net construction reserves by $500 million, including $400 million for construction defect and $100 million for construction wrap-up claims, and recognized this change in estimate as an income statement charge in the second quarter. There was no reinsurance associated with this charge.

Surety Reserves

Beginning on April 1, 2004, upon completion of the merger of TPC and SPC, personnel from the predecessor companies were able to share the detailed SPC policyholder information, including underwriting, claim and actuarial files related to surety reserves. Access to this detailed information enabled the Company to perform a claim-by-claim review of reserves and claims handling strategies during the second quarter of 2004 using the combined expertise of claims adjusters from the legacy companies. This type of review involves considerable judgment, especially with respect to the economic outlook within which claims will be settled, estimates for dates of loss occurrence and evaluations of IBNR exposures for each insured. For example, as a result of the detailed information obtained concerning contractors with reported claims, the Company considered whether or not losses were incurred but not yet reported on one or more additional projects for each contractor examined.

Also on April 1, 2004, the Company could begin to use this detailed information to compare SPC’s assumptions, judgments and actuarial methods that were underlying the acquired reserves with its own assumptions, judgments and actuarial methods. Similarities and differences were found to exist. Similarities included, but were not limited to, recognizing claim reserves when it was determined that contractors and commercial surety insureds were in default and thereby unable to meet their obligations, estimating initial IBNR provisions, and periodically re-evaluating, at least quarterly, the adequacy of the reserves established based on actual claims recorded and revised estimates of IBNR. Differences included judgments and methods related to determining IBNR development factors and expected salvage, among others.

That these differences exist is not unusual for surety reserve estimates. Surety is a line of business for which there are low frequency, high severity, very complex claims for certain exposures, particularly those related to large construction contractors and commercial surety insureds. Determining the date of loss in these circumstances requires a high degree of judgment. In addition, the claim reserve estimates even for reported claims are also highly judgmental. These two factors, among others, combine to make IBNR reserve estimations for surety extremely difficult. Due to this high degree of uncertainty, the informed judgments of different actuaries could and do vary materially. As discussed above, in a merger, these differences are likely to be even more pronounced.

The claim reviews and actuarial analyses were both completed near the end of the second quarter of 2004. Based upon the results of these reviews and analyses, the Company increased its estimate of the acquired net surety reserves by $300 million, net of $170 million of reinsurance, and recognized this change in estimate as an income statement charge in the second quarter.

Prior to the merger and beginning in the third quarter of 2003, SPC disclosed that a large construction contractor for which it had written several surety bonds was experiencing financial difficulty. Based upon an analysis of the financial condition of the construction contractor that was performed in the third quarter of 2003, a restructuring plan was adopted by the construction contractor, its banks, and SPC, among others, as a means to minimize estimated losses. SPC monitored the progress of the construction contractor toward meeting the requirements of the restructuring plan throughout subsequent quarters. SPC also estimated and disclosed its estimated ultimate net losses related to this exposure, beginning in the third quarter of 2003 and updated each quarter thereafter, including the effects of advances made or expected to be made to the construction contractor, applicable collateral, co-surety participations and reinsurance. The size and complexity of these particular construction contracts, coupled with the deteriorating credit quality of the construction contractor and the inherent uncertainty as to whether it would meet the obligations of the restructuring plan, resulted in a high degree of judgment in estimating potential losses.

A comprehensive analysis that began in the first quarter of 2004 was completed during the last half of the second quarter. Based upon this analysis, the Company concluded that the contractor would not be able to meet the targets set forth in its business and restructuring plans. Therefore, the Company moved from supporting the contractor’s restructuring plan to adopting a workout plan as a means to minimize estimated losses. Under the workout plan, the Company would no longer provide additional surety bonds for new projects of the construction contractor. Also as part of the workout plan, the Company was able to implement additional accounting and engineering procedures for each open project, which included using specialists to implement additional forecasting, cash management, and reporting procedures, on both a project-by-project and consolidated level. Based upon this second quarter change to a workout plan and the detailed financial analysis that was able to be performed, the Company increased its estimate of the ultimate net loss by $252 million, including $9 million of reinsurance. This estimate took into consideration paid amounts, net receivables, liquidated damages, overhead costs, additional completion costs, including costs associated with replacing the contractor, receivable discounts, current and future claims from owners and subcontractors against the contractor, and the value of collateral, among others.

Also during the last half of the second quarter of 2004, a participating co-surety on this exposure announced that insurance regulators had approved its submitted run-off plan. Based upon industry’s knowledge of the co-surety’s run-off plan and the Company’s analysis of its financial condition, the Company concluded that it was unlikely to collect the full amount projected to be owed by the co-surety and established an appropriate level of reserves.

Claim and claim adjustment expenses in 2004 included $225 million of catastrophe losses, compared with no such losses in 2003. Results in 2004 also reflected increased current year loss provisions on portions of the Bond and Construction books of business, and $150 million of unfavorable prior year reserve development recorded in TPC’s Construction operation prior to the merger. Excluding the impact of catastrophes, the majority of the remaining markets comprising this segment recorded strong underwriting results, driven by favorable current year loss experience.

Other items increasing 2004 claims and expenses compared to 2003 include $224 million of charges to increase the allowances for estimated amounts due from reinsurance recoverables, policyholders receivables, and a co-surety on a specific construction contractor claim previously described in the Consolidated Overview section.

The combined ratio in 2004 included a 33.1 point impact of unfavorable prior year reserve development and a 4.8 impact of catastrophe losses. The impact of both items in 2003 was negligible.

The $50 million increase in operating earnings in 2003 over 2002 reflected strong results from the Company’s Bond operation. The $201 million, or 21%, increase in earned premiums over 2002 primarily resulted from premium rate increases, growth in targeted new business and strong customer retention. The $5 million decline in net investment income in 2003 primarily reflected a reduction in pretax investment yields from 6.0% in 2002 to 5.3% in 2003.

Claims and expenses in 2003 included unfavorable prior year reserve development totaling $12 million, compared with unfavorable development of $3 million in 2002.

The 5.3 point improvement in the combined ratio in 2003 reflected the impact of price increases, higher new business volumes and controlled expense growth.

Specialty net written premiums by market were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Bond	$1,136	$781	$630
Construction	846	474	408
Financial and Professional Services	631	—	—
Other	1,287	—	—

Total Domestic Specialty	3,900	1,255	1,038
International Specialty	894	3	2

Total Specialty	$4,794	$1,258	$1,040

The $3.54 billion increase in net written premium volume over 2003 reflected the impact of the merger. However, the repositioning of the Bond and Construction books of business primarily accounted for a decline in net written premium volume in 2004 compared with the 2003 combined premium volume of SPC and TPC. In Construction, that repositioning resulted in reduced retention levels when compared with 2003, and new business levels also declined substantially. In Bond, the repositioning of the book of business was primarily centered in the SPC business acquired in the merger.

Net written premiums in 2004 in the majority of the Company’s remaining domestic specialty businesses were strong, with retention levels at or above historical levels. The Company continued to focus on retaining the profitable and well-priced book of business that has been built in recent years. Renewal price change increases in these operations moderated throughout the year to the upper single-digit level. New business levels in 2004 were down compared with 2003, when renewal rights transactions contributed to strong growth in new business. The impact of the decline in new business levels in 2004 was partially offset by premium growth resulting from the transfer of certain business from the Company’s Gulf operation, which was placed in runoff in the second quarter of the year. In addition, premium volume in these domestic businesses benefited in 2004 from a small amount of additional transfers of certain business previously written in the Commercial segment’s commercial accounts operation.

In International Specialty, acquired in the merger, business retention levels (excluding Lloyd’s) were strong relative to pre-merger levels. New business levels were consistent with 2003, while the rate of renewal price change increases moderated to the low—single digit levels. The Company continued to focus on retaining its profitable book of existing international specialty business. At Lloyd’s, premium volume was negatively impacted by the planned non-renewal of certain personal lines insurance coverages.

The $218 million, or 21%, increase in net written premiums in 2003 over 2002 reflected a favorable premium rate environment and strong new business, particularly in Bond’s executive liability lines.

Personal

Results of the Company’s Personal segment were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Revenues:
Earned premiums	$5,580	$4,822	$4,354
Net investment income	442	361	385
Other revenues	91	85	80

Total revenues	$6,113	$5,268	$4,819

Total claims and expenses	$4,732	$4,555	$4,329

Operating income	$939	$492	$347

Loss and loss adjustment expense ratio	58.3%	69.1%	73.6%
Underwriting expense ratio	24.9	23.7	24.0

GAAP combined ratio	83.2%	92.8%	97.6%

Operating income of $939 million in 2004 increased $447 million over 2003. The significant improvement in 2004 was driven by historically low loss frequency levels, particularly in the property line, after-tax favorable prior year reserve development of $246 million, an increase in investment income, and strong premium growth reflecting the impact of unit growth and price increases.

The $758 million, or 16%, growth in earned premiums over 2003 was primarily due to an increase in organic new business volume, new business associated with the Royal & SunAlliance renewal rights transaction completed in the third quarter of 2003, continued strong business retention levels and renewal price increases. Net investment income in 2004 grew 22% over 2003, driven by strong operational cash flows during the year that contributed to a significant growth in invested assets since the end of 2003. In addition, net investment income in 2004 benefited from $39 million of income resulting from the initial public trading of an investment in the first quarter of the year. Also impacting net investment income in 2004 was the effect of a decline in pretax investment yields resulting from a higher proportion of tax-exempt investments, and generally lower yields on fixed-income securities purchased during the year.

Claim and claim adjustment expenses in 2004 included $378 million of favorable prior-year reserve development, primarily driven by a decline in the frequency of non-catastrophe related homeowners’ losses, as well as an improvement in the frequency and severity trends in the automobile line of business. In 2003, favorable prior-year reserve development totaled $212 million, also primarily due to a decline in the frequency of non-catastrophe related homeowners’ losses. The 2003 total included a $50 million reduction in the provision for losses resulting from the September 11, 2001 terrorist attack. In addition, claim and claim adjustment expenses in 2004 reflected the benefit of lower current accident year frequency of non-catastrophe claims in the homeowners’ line of business than in 2003. Claims and expenses in 2004 included catastrophe losses of $189 million, compared with catastrophe losses of $249 million in 2003. The 2004 losses were primarily the result of the four hurricanes described previously, whereas the 2003 losses resulted from a variety of storms across the United States, including Hurricane Isabel in the third quarter of the year and wildfires in California. Claims and expenses in 2004 also reflected continued investments in process re-engineering pilots targeted to improve loss severity.

The amortization of deferred acquisition costs totaled $941 million in 2004, an 18% increase over the 2003 total of $800 million. The increase was due to higher commission and premium taxes associated with the increases in earned premium previously described, as well as a change in product mix. General and administrative expenses of $536 million in 2004 were 28% higher than comparable expenses of $420 million in 2003, primarily due to business growth, higher commission expense related to improved underwriting results and investments in personnel, technology and infrastructure to support business growth and product development.

The loss and loss adjustment expense ratio in 2004 reflected a 6.8 point favorable impact from prior-year reserve development, compared with a favorable prior-year impact of 4.4 points on the 2003 ratio. Catastrophe losses accounted for 3.4 points and 5.2 points of the 2004 and 2003 ratios, respectively. In addition to these factors, the significant improvement in the 2004 loss and loss adjustment expense ratio reflected the earned impact of price increases that continued to exceed loss cost trends. The 1.2 point increase in the underwriting expense ratio reflected the investments described previously, as well as the impact of higher commission expenses related to improved underwriting results.

Operating income in 2003 increased $145 million, or 42%, over 2002. Operating income in 2003 benefited from a favorable, but moderating, premium rate environment in both automobile and property, increased business volumes and a continued moderation in the increase in loss costs.

Earned premiums increased $468 million, or 11%, in 2003, primarily due to higher rates, growth in new business volumes and strong retention levels. Net investment income in 2003 decreased $24 million compared with 2002, despite an increase in average invested assets resulting from strong operational cash flows. The decline resulted from a reduction in pretax investment yields, which reflected a lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio, a higher proportion of tax-exempt investments and slightly lower returns from the Company’s private equity investments.

Claim and claim adjustment expenses in 2003 included favorable prior-year reserve development of $212 million, compared with favorable development of $30 million in 2002. The favorable development in 2003 resulted from improvement in non-catastrophe-related claim frequency for both homeowners and non-bodily-injury automobile businesses, and a $50 million reduction in reserves related to the terrorist attack on September 11, 2001 (also due to lower than expected claim frequency). Catastrophe losses of $249 million in 2003 were significantly higher than comparable losses of $84 million in 2002. Catastrophe losses in both years were driven by numerous storms across the United States. Losses in 2003 also reflected the impact of Hurricane Isabel and wildfires in California.

The amortization of deferred acquisition costs, which totaled $800 million in 2003, increased $63 million, or 9%, over 2002 due to higher commission and premium taxes associated with the increases in earned premium previously described. General and administrative expenses in 2003 also increased 9% over 2002, driven by business growth and higher commissions that resulted from improved underwriting results.

The 4.5 point improvement in the loss and loss adjustment expense ratio over 2002 was due to renewal price increases that exceeded loss cost trends, continued reduced levels of non-catastrophe property claim frequency and higher favorable prior year reserve development, partially offset by higher catastrophes.

Personal net written premiums by product line were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Automobile	$3,433	$3,054	$2,843
Homeowners and other	2,496	2,027	1,732

Total	$5,929	$5,081	$4,575

Net written premiums in 2004 increased 17% over 2003. Both Automobile and Homeowners and other net written premiums increased in 2004 due to higher organic new business volumes, the impact of new business associated with the Royal & SunAlliance renewal rights transaction completed in the third quarter of 2003, continued strong retention, and renewal price increases. The Personal segment had approximately 6.1 million, 5.4 million and 5.2 million policies in force at December 31, 2004, 2003 and 2002, respectively.

In the Automobile line of business, policies in force at December 31, 2004 increased 9% over 2003. Policies in force in the Homeowners and other line of business at December 31, 3004 increased by 15% over 2003. Effective in the first quarter of 2004, Homeowners and other policies in force exclude certain endorsements to Homeowners policies previously considered separate policies in force. Policy totals for 2003 and 2002 were restated to conform to the 2004 presentation.

Automobile net written premiums in 2003 increased $211 million, or 7%, over 2002 due to higher business volumes and renewal price increases. Policies in force at December 31, 2003 increased 4% over 2002.

Homeowners and Other net written premiums increased $295 million, or 17%, in 2003 due to higher business volumes and renewal price increases. Policies in force increased 6% in 2003.

Asset Management

Nuveen Investments’ key financial data were as follows:

(for the nine months ended December 31, in millions)	2004
Revenues	$390
Expenses	199

Pretax income, as reported by Nuveen Investments	191
Net amortization of the fair value adjustment to intangibles	9

Pretax income, before minority interest	$182

Asset Management net income, net of minority interest	$88

Assets under management	$115,453

Nuveen Investments’ total revenues of $390 million in 2004, from the SPC and TPC merger date, were driven by continued strong growth in assets under management. Gross sales of investment products totaled $19.86 billion, consisting of $16.76 billion of retail and institutional managed accounts, $1.87 billion of closed-

end exchange-traded funds and $1.23 billion of mutual funds. Nuveen Investments’ positive net flows (equal to the sum of sales, reinvestments and exchanges, less redemptions) totaled $11.23 billion during the nine months ended December 31, 2004. Net flows were positive across all product lines in 2004. Assets under management grew by $14.53 billion, or 14.4%, since the merger date, driven by the positive net flows and market appreciation during that period. Assets under management at December 31, 2004 were comprised of $50.21 billion of exchange-traded funds, $36.98 billion of retail managed accounts, $15.58 billion of institutional managed accounts, and $12.68 billion of mutual funds. Investment advisory fees accounted for 93% of Nuveen Investments revenues for the nine months ended December 31, 2004.

Interest Expense and Other

(for the year ended December 31, in millions)	2004	2003	2002
Revenues	$14	$2	$1

Net after-tax expense	$(182)	$(112)	$(103)

Net after-tax expense for Interest Expense and Other for the year ended December 31, 2004 increased $70 million compared with 2003, primarily reflecting the impact of the merger. Included in the increase was $46 million of incremental interest expense on debt assumed in the merger. That amount was net of the favorable impact of $36 million of the amortization of the fair value adjustment related to debt recorded at the acquisition date. The 2004 total also included $9 million of charges related to the merger that were recorded in the second quarter.

Interest Expense and Other in 2003 increased $9 million, after tax, primarily due to higher interest costs. After-tax interest expense was $105 million in 2003 compared to $100 million in 2002. The increase in interest expense in 2003 was primarily due to certain one time costs associated with the first and second quarter refinancing activities that lowered average interest costs, but resulted in higher levels of temporary debt. Temporary financing included $550 million first obtained in December 2002 in connection with the fourth quarter 2002 asbestos reserve strengthening and $1.40 billion of senior notes issued on March 11, 2003. The proceeds from the issuance of these senior notes were used to prepay and refinance a $500 million note to Citigroup on March 11, 2003, and to redeem $900 million of trust preferred securities on April 9, 2003. For additional information see “Liquidity and Capital Resources.”

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. As a result, the Company continues to experience a significant number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket. This trend, along with the focus on new and previously peripheral defendants, contributes to the increase in loss and loss expense payments experienced by the Company. In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants. The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. (Also see “Part I—Item 3, Legal Proceedings”). These trends are expected to continue through 2005. As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

In some instances, policyholders continue to assert that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues or whether the Company will be successful in asserting additional defenses. To the extent both issues are resolved in policyholders’ favor and other additional Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate cost of the claims for coverage not subject to aggregate limits.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. If the rulings of the bankruptcy court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending claims against it of this nature. (Also, see “Item 3—Legal Proceedings”).

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

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in 2004 were $301 million, compared with $452 million in 2003. Approximately 22% in 2004 and 57% in 2003 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements that would limit the Company’s liability. The decrease in the percentage of net paid settlements to total paid losses in 2004 primarily reflected an increase in reinsurance billings in 2004, which related to gross payments made in prior periods. In 2004, gross payments associated with policyholders with settlement agreements totaled $199 million, compared with $289 million in 2003.

At December 31, 2004, net asbestos reserves totaled $3.93 billion, compared with $2.98 billion at December 31, 2003. The Company acquired $311 million of net asbestos reserves in the merger with SPC. Net incurred asbestos losses and loss adjustment expenses totaled $928 million in 2004, driven by a $922 million provision to strengthen reserves in the fourth quarter following completion of the Company’s annual ground-up review of asbestos exposures. That review included an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, state judicial rulings and legislative actions. The $922 million provision primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants.

The Company categorizes its asbestos reserves as follows (the increase in policyholders in 2004 reflected the acquisition of SPC):

	Number of Policyholders		Total Paid (1)		Asbestos Reserves (2)
(at and for the year ended December 31, $ in millions)	2004	2003	2004	2003	2004	2003
Policyholders with settlement agreements	29	23	$67	$257	$1,431	$826
Other policyholders with active claims:
Home office review	597	312	202	172	1,339	669
Field office review	1,324	880	8	8	81	102
Assumed reinsurance and International (3)	—	—	24	15	526	230
Unallocated IBNR	—	—	—	—	555	1,150

Total	1,950	1,215	$301	$452	$3,932	$2,977

(1)	Net of reinsurance recoveries

(2)	Net of reinsurance recoverable

(3)	Data for 2004 includes international exposures acquired in merger

The policyholders with settlement agreements category includes structured agreements, coverage in place arrangements and, with respect to TPC, Wellington accounts and the settlement of the Statutory and Hawaii Actions and the Common Law Claims (for a fuller description of these matters, see “Item 3—Legal Proceedings”) (collectively the “Direct Action Settlement”). Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured agreements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Structured agreements include the Company’s obligations related to PPG Industries, Inc. (PPG). In May 2002 the Company agreed along with approximately three dozen other insurers and PPG on key terms to settle asbestos related coverage litigation under insurance policies issued to PPG. This settlement is to be incorporated into the Plan of Reorganization (the Plan) proposed as part of the Pittsburgh Corning (PC) bankruptcy proceeding. There remain a number of contingencies to consummation of the settlement including the final execution of documents, court approval of the PC Plan over pending objections, approval of the settlement and possible appeals. Pursuant to the proposed PC Plan, PC along with enumerated affiliated companies (including PPG and Corning) are to receive the protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos related bodily injury claims. A recent ruling by the Third Circuit Court of Appeals in the In Re Combustion Engineering, Inc. (CE) matter may impact the scope of relief that is potentially available to the debtor and other Plan proponents. As a result, the PC bankruptcy court has sought additional briefing on the impact of the CE decision on the proposed

PC Plan. Oral argument is scheduled to take place on March 16, 2005. The Company cannot predict what effect the CE decision may have with respect to the bankruptcy court’s approval of the current Plan. The Company believes that completion of the settlement is reasonably likely although it is not possible to predict how or when the bankruptcy court will rule on the outstanding objections or how an appellate court may rule in the event of an appeal. It is possible that the Company’s single payment contribution pursuant to the proposed settlement of approximately $395 million after reinsurance will be made in calendar year 2005. Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. As more fully described in Item 3, Legal Proceedings, TPC has entered into the Direct Action Settlement which is still subject to a number of contingencies. If those contingencies are met, then TPC will pay up to $502 million, possibly in calendar year 2005. One of the contingencies includes affirmance by all appellate courts of the orders entered by the United States Bankruptcy Court with respect to the Direct Action Settlement. It is not possible to predict how or when the appellate courts will rule on the pending appeals. Ten new policyholders were added to the “policyholders with settlement agreements” category during 2004, including seven resulting from the acquisition of SPC. During the course of 2004, the Company made final payments to four policyholders, including one that arose during the year.

Other policyholders with active claims are identified as home office review or field office review policyholders. Policyholders are identified for home office review based upon, among other factors: aggregate ultimate expected payments in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. During 2004, there were 285 policyholders added to the home office review. The acquisition of SPC accounted for 222 of those policyholders, while the TPC count increased by 63. Paid losses for policyholders in the home office review category increased by $30 million during the year, primarily due to the addition of the SPC policyholders to this category. Accounts under field office review increased by 444 policyholders over year-end 2003. The acquisition of SPC accounted for 516 of those policyholders, while the TPC count was reduced by 72.

Assumed reinsurance exposure primarily consists of reinsurance of excess coverage, including various pool participations. The Company’s international operations are exposed to U.S. asbestos liabilities through participations in excess insurance policies, quota share and excess of loss reinsurance policies, and retrocession policies, underwritten in the London insurance market. Details of exposures under the reinsurance and retrocession policies are identified only when the Company is advised by the retrocedant.

In addition to incurred but not reported (IBNR), amounts contained in the reserves for specific policyholders or groups of policyholders described above, the Company has established an unallocated IBNR reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company. During 2004, reclassification of reserves to “Policyholders with settlement agreements” resulted in a reduction in the unallocated IBNR reserve of $595 million. The Direct Action Settlement accounted for $502 million of this reclassification.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2004	2003	2002
Beginning reserves:
Direct	$3,782	$4,287	$1,046
Ceded	(805)	(883)	(226)

Net	2,977	3,404	820

Reserves acquired:
Direct	502	—	—
Ceded	(191)	—	—

Net	311	—	—

Incurred losses and loss expenses:
Direct (1)	941	—	3,660
Ceded	(13)	—	(715)

Net	928	—	2,945

Accretion of discount:
Direct	17	25	—
Ceded	—	—	—

Net	17	25	—

Losses paid:
Direct	467	530	419
Ceded	(166)	(78)	(58)

Net	301	452	361

Ending reserves:
Direct	4,775	3,782	4,287
Ceded	(843)	(805)	(883)

Net	$3,932	$2,977	$3,404

(1)	Includes $800 million related to incurred asbestos losses subject to the Citigroup indemnification agreement in 2002.

See “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

At December 31, 2004, approximately 71% of the net environmental reserve (approximately $456 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 29% of the net environmental reserve (approximately $185 million), consists of case reserves. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims.

The resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis. Generally, the Company strives to extinguish any obligations it may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguish any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a “buy-back” of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. The Company and its policyholders may also agree to settlements which extinguish any future liability arising from known specified sites or claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company’s general purpose in executing these agreements is to reduce the Company’s potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

There have been judicial interpretations that, in some cases, have been unfavorable to the industry and the Company. Additionally, payments for loss and allocated loss adjustment expenses have increased over past years. In its review of environmental reserves, the Company considered: the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up action for both on- and off-site waste disposal activities; the potential for adverse development and additional new claims beyond previous expectations; and the potential higher costs for new settlements. Based on these trends, developments and management judgment, the Company increased its IBNR reserves accordingly. In 2004, the Company recorded a pretax charge of $290 million, net of reinsurance, to increase environmental reserves due to revised estimates of costs related to recent settlement initiatives.

The duration of the Company’s investigation and review of these claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the policyholder in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the policyholder and the Company and the willingness of the policyholder and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims. Because these factors vary from claim-to-claim and policyholder-by-policyholder, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company’s experience in resolving these claims, the duration may vary from months to several years.

The Company’s review of policyholders tendering claims for the first time has indicated that they are lower in severity. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, regulatory agencies are utilizing risk-based analysis and more efficient clean-up technologies. However, the Company has experienced an increase in the anticipated settlement amounts of certain matters as well as an increase in loss adjustment expenses.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2004	2003	2002
Beginning reserves:
Direct	$331	$448	$479
Ceded	(41)	(62)	(83)

Net	290	386	396

Reserves acquired:
Direct	271	—	—
Ceded	(58)	—	—

Net	213	—	—

Incurred losses and loss expenses:
Direct	323	59	154
Ceded	(33)	—	(3)

Net	290	59	151

Losses paid:
Direct	200	176	185
Ceded	(48)	(21)	(24)

Net	152	155	161

Ending reserves:
Direct	725	331	448
Ceded	(84)	(41)	(62)

Net	$641	$290	$386

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2004 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed the annual ground-up review, which included the asbestos liabilities acquired in the merger, during the fourth quarter of 2004. Also see “Item 3—Legal Proceedings.”

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results and financial condition in future periods.

INVESTMENT PORTFOLIO

The Company’s invested assets at December 31, 2004 totaled $64.71 billion, including $477 million of securities in process of settlement, of which 92% was invested in fixed maturity and short-term investments, 1% in common stocks and other equity securities, 1% in mortgage loans and real estate and 6% in other investments. Excluding the impact on invested assets of securities lending, unrealized investment gains and losses, receivables for investment sales and payables on investment purchases, the pretax average yield was 4.8%, 5.3% and 6.0% and the after tax average yield was 3.7%, 4.0% and 4.4% for the years ended December 31, 2004, 2003 and 2002, respectively.

Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. The Company’s fixed maturity portfolio at December 31, 2004 totaled $54.26 billion, comprising $53.93 billion of publicly traded fixed maturities and $328 million of private fixed maturities. The weighted average quality ratings of the Company’s publicly traded fixed maturity portfolio and private fixed maturity portfolio at December 31, 2004 were AA2 and A3, respectively. Included in the fixed maturity portfolio at that date was approximately $1.78 billion of below investment grade securities. During 2004, holdings of tax-exempt securities were increased to $26.58 billion to take advantage of their relatively high credit quality and attractive after-tax yields. The average effective duration of the fixed maturity portfolio, including short-term investments, was 4.1 years as of December 31, 2004 (4.4 years excluding short-term investments), unchanged from December 31, 2003.

The following table sets forth the Company’s combined fixed maturity investment portfolio classified by Moody’s Investors Service ratings:

(at December 31, 2004, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$32,656	60.2%
Aa	11,081	20.4
A	4,931	9.1
Baa	3,810	7.0

Total investment grade	52,478	96.7
Non-investment grade	1,778	3.3

Total fixed maturity investments	$54,256	100.0%

The Company makes investments in collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity, and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the investment process generally favors securities that control this risk within expected interest rate ranges. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

At December 31, 2004 and 2003, the Company held CMOs classified as available for sale with a fair value of $3.30 billion and $3.06 billion, respectively (excluding Commercial Mortgage-Backed Securities of $953 million and $875 million, respectively). Approximately 53% and 60% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2004 and 2003, respectively. In addition, the Company held $4.66 billion and $3.80 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2004 and 2003, respectively. Virtually all of these securities are rated Aaa.

The Company’s other investments are primarily comprised of venture capital, through direct ownership and limited partnerships, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to more volatility than the Company’s fixed income investments, but historically have provided a higher return. At December 31, 2004, the carrying value of the Company’s other investments was $3.56 billion.

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Fixed maturities	$25	$65	$255
Equity securities	5	6	8
Venture capital	40	—	—
Real estate and other	10	19	21

Total	$80	$90	$284

For the year ended December 31, 2004, the Company recognized the following other-than-temporary impairments:

•	$25 million in the fixed income portfolio related to various issuers with credit risk associated with the issuer’s deteriorated financial position.

•	$5 million in the equity portfolio when it became apparent that the cost basis of those securities would not be recovered over the expected holding period.

•	$40 million in its venture capital portfolio on 16 holdings. Three of the holdings were impaired due to new financings at less than favorable rates. Five holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Eight of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity. The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

•	$10 million in its real estate and other holdings. The losses recorded were the result of falling rental rates and occupancies in three of the Company’s real estate investment holdings.

The Company recognized other-than-temporary impairments of $65 million in the fixed income portfolio during 2003 related to various issuers, with $8 million due to companies filing bankruptcy and the remainder related to credit risk associated with the issuer’s deteriorated financial position.

For publicly traded securities, the amounts of the impairments were recognized by writing down the investments to quoted market prices. For non-publicly traded securities, impairments are recognized by writing down the investment to its estimated fair value, as determined during the Company’s quarterly internal review process.

The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2004 or 2003.

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2004, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities	$—	$—	$—	$—	$—
Equity securities	—	—	—	—	—
Venture capital	1	1	7	—	9

Total	$1	$1	$7	$—	$9

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions. Further, unrealized losses as of December 31, 2004 represent less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At December 31, 2004, non-investment grade securities comprised 3% of the Company’s fixed income investment portfolio. Included in those categories at December 31, 2004 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $321 million and a fair value of $314 million, resulting in a net pretax unrealized loss of $7 million. These securities in an unrealized loss position represented less than 1% of the total amortized cost and less than 1% of the fair value of the fixed income portfolio at December 31, 2004, and accounted for 3% of the total pretax unrealized loss in the fixed income portfolio.

Following are the pretax realized losses on investments sold during the year ended December 31, 2004:

(in millions)	Loss	Fair Value
Fixed maturities	$131	$4,264
Equity securities	8	63
Other	28	230

Total	$167	$4,557

Resulting purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

OUTLOOK

The Company’s strategic objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States. A variety of factors continue to affect the property and casualty insurance market and the Company’s core business outlook for 2005, including the moderating level of price increases in the commercial marketplace, the increasing competitive environment across all of the Company’s businesses, loss cost trends (including medical inflation and auto loss costs), asbestos-related developments and rising reinsurance and litigation costs.

The Company expects market conditions in the property casualty insurance sector to continue to be quite competitive throughout 2005. Commercial pricing at the end of 2004 had declined to the low single-digit range and may turn negative in 2005 for certain products in some markets. In general, the pricing environment in the Specialty segment is expected to be better than in Commercial, largely due to the specialized nature of the Specialty businesses. Within Personal, the Company expects to see increased price competition in the auto segment, while the homeowners segment is expected to remain stable.

The industry has experienced unprecedented low levels of claim frequency over the last several years, a trend that is not expected to change materially in 2005. Severity trend, the other component of loss trend, is expected to continue to remain stable. Nevertheless, with continued pressure on pricing, it is likely that margins will contract in certain parts of the Company’s business in 2005, albeit from very strong levels.

Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments and the availability of realized investment gains on disposition. In 2004, interest rates began to increase after reaching their lowest levels since the 1950’s in 2003. Consequently, yields available on new investments began to grow, but remained below the existing portfolio’s average book yield. The continuation of an upward trend in interest rates in 2005 would favorably impact the average book yield of the Company’s fixed income holdings.

In January 2005, the Company announced that it will explore strategic alternatives to divest its majority ownership position in Nuveen Investments, thereby providing the Company with the opportunity to increase its financial flexibility.

The Company expects to realize its targeted merger-related cumulative expense savings of $350 million by the end of 2005 and $450 million by the end of 2006. A portion of these savings are expected be redeployed to support growth in the Company’s business segments and investments in technology.

As required by various state laws and regulations, the Company’s insurance subsidiaries are subject to assessments from state-administered guaranty associations, second-injury funds and similar associations. In the opinion of the Company’s management, these assessments will not have a material impact on the Company’s results of operations.

Some social, economic, political and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of some types of insurance as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to public availability, affordability and claim concerns and the resulting laws, if any, could adversely affect the Company’s ability to write business with appropriate returns.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. In order for a loss to be covered under the Program (subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Act generally requires that all commercial property casualty insurers licensed in the United States participate in the Program. The Program terminates on December 31, 2005. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 90% of subject losses, after an insurer deductible, subject to an annual cap. In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year. The deductible under the Program was 7% for 2003, 10% for 2004 and is 15% for 2005. The Program also contains an annual cap that limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s estimated deductible under this federal program is $2.51 billion for 2005. The Company had no terrorism-related losses in 2004 or 2003. If the Program is not renewed for periods after January 1, 2006, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies.

While the Terrorism Act provides a Federally-funded “backstop” for commercial property casualty insurers, it also requires that insurers immediately begin offering coverage for insured losses caused by acts of terrorism. The majority of the Company’s Commercial and Specialty policies already included such coverage, although exclusions were added to higher-risk policyholders after September 11, 2001. For those risks considered higher-risk, such as landmark buildings or high concentrations of employees in one location, the Company will continue to either decline to offer a renewal or will offer coverage for losses caused by acts of terrorism on a limited basis, with an explicit charge for the coverage.

There are currently various state and federal legislative and judicial proposals to require asbestos claimants to demonstrate an asbestos illness. At this time it is not possible to predict the likelihood or timing of such proposals being enacted or the effect if they are enacted. The Company’s ongoing analysis of its asbestos reserves did not assume the adoption of any asbestos reforms. For information about the outlook with respect to asbestos-related claims and liabilities see “—Asbestos Claims and Litigation” and “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

TRANSACTIONS WITH FORMER AFFILIATE

See notes 3 and 18 of notes to the Company’s consolidated financial statements for a description of intercompany arrangements and transactions between TPC and Citigroup.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasingly by reinsurance coverage disputes. Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. In the opinion of the Company’s management, the Company’s future liquidity needs will be met from all of the above sources.

Net cash flows provided by operating activities totaled $5.24 billion, $3.83 billion and $2.93 billion in 2004, 2003 and 2002, respectively. Cash flows in 2004 included $867 million in cash proceeds received pursuant to the commutation of specific reinsurance agreements in the second quarter described previously. Cash flows in 2004 also benefited from premium rate and volume increases. The previously discussed adjustments recorded in the second quarter did not materially impact year-to-date 2004 cash flows. The Company utilized $550 million of net operating loss carryforwards (NOL) during 2004, thereby reducing current regular tax payments by $193 million. At December 31, 2004, the Company had significant NOLs available to offset future taxable income. See note 11 to the consolidated financial statements for further information regarding NOLs.

Net cash flows provided by operating activities in 2003 benefited from premium rate increases and the receipt of $361 million from Citigroup related to recoveries under the asbestos indemnification agreement in the first quarter of 2003 and $531 million of federal income taxes refunded from the Company’s net operating loss carryback.

Net cash flows provided by operating activities for all three years were negatively impacted by payments for asbestos and environmental liabilities and, in 2004, for reinsurance, health care and certain international runoff operations. Included in the Company’s structured agreement component of asbestos loss reserves at December 31, 2004 was $395 million (net of reinsurance) for the Company’s single payment contribution to the proposed settlement related to PPG, and $502 million for the Company’s settlement of the Statutory and Hawaii Actions and the Common Law Claims. Although each of these settlements is subject to certain contingencies or final orders and relief as previously discussed, it is possible that these settlement amounts will be paid in 2005.

Net cash flows used in investing activities totaled $4.79 billion, $2.48 billion and $2.27 billion in 2004, 2003 and 2002, respectively. The increase in 2004 corresponds to the increase in operational cash flows, which were invested predominantly in fixed maturity securities. In 2003, cash used in investing activities was partly offset by sales of securities to fund net payment activity related to debt and junior subordinated debt securities held by subsidiary trusts of $772 million. The 2002 net cash flows used in investing activities principally reflected investing of net cash from operating activities and the receipt of $4.09 billion from the first quarter 2002 initial public offering and the concurrent issuance of $867 million of convertible notes payable, partially offset by the repayment of $6.35 billion of notes payable to a former affiliate.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The average duration of fixed maturities and short-term securities was 4.1 years as of December 31, 2004, unchanged from December 31, 2003.

The Company also invests much smaller amounts in equity securities, venture capital and real estate. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

The primary goal of the Company’s asset liability management process is to satisfy the insurance liabilities and manage the interest rate risk embedded in those insurance liabilities. Generally, the expected principal and interest payments produced by the Company’s fixed income portfolio adequately fund the estimated runoff of the Company’s insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the present value of the net insurance liabilities provides assurance of the Company’s ability to fund the payment of claims through the sale of securities or a restructuring of the portfolio, if necessary, without jeopardizing its asset-liability management objectives. The Company does not believe that the impact of selling securities before anticipated or the use of credit facilities to pay for policyholder liabilities, if necessary, would have a material impact on future liquidity or results of operations.

At December 31, 2004, total cash and short-term invested assets of $159 million were held at the holding company level. These liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries. These liquid assets, combined with other sources of funds available, primarily additional dividends from the Company’s operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company. These liquidity requirements include primarily, shareholder dividends and debt service.

Net cash flows used in financing activities totaled $546 million, $1.10 billion and $800 million in 2004, 2003 and 2002, respectively. The 2004 outflows were primarily attributable to dividends paid to shareholders of $642 million. Net maturities and retirements of debt, including the repurchase of CIRI’s outstanding notes, totaled $75 million in 2004. In addition, the Company repurchased the minority interest in CIRI during the second quarter for a total cost of $76 million.

Cash flows used in financing activities in 2003 were primarily attributable to the redemption of $900 million aggregate principal amount of junior subordinated debt securities held by subsidiary trusts, the repayment of $700 million of notes payable to a former affiliate and the repayment of $550 million of short-term debt. Funds used in these repayments were primarily provided by the Company’s issuance of $1.40 billion of senior notes in March 2003 and by cash flows provided by operating activities. These refinancing activities were initiated with the objective of lowering the average interest rate on the Company’s total outstanding debt. Also reflected in 2003 was the issuance of $550 million of short-term Floating Rate Notes which were used to repay the $550 million Promissory Note due in January 2004. Net cash flows used in financing activities in 2003 also included dividends paid to shareholders of $282 million. The 2002 cash flows used in financing activities reflects the repayment of $6.35 billion of notes payable to Citigroup. These payments were partially offset by the receipt of $4.09 billion from the first quarter 2002 initial public offering and the issuance of $917 million of convertible notes payable.

The Company paid $636 million of common dividends in 2004, comprised of regular quarterly dividends totaling $522 million and $114 million that had been declared by SPC prior to the merger. That amount consisted of SPC’s regular quarterly dividend at a rate of $0.29 per share ($66 million), and a special $0.21 per share ($48 million) dividend related to the merger. The special dividend declared by SPC prior to the closing of the merger was designed to result in the holders of SPC’s common stock prior to the merger receiving aggregate dividends with record dates in 2004 of $1.16 per share, which was SPC’s indicated annual dividend rate prior to the merger. On January 26, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share, payable March 31, 2005 to shareholders of record on March 10, 2005.

In 2004 and 2003, the Company acquired 0.4 million and 0.8 million shares (as adjusted for the merger), respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options. In 2003, TPC repurchased approximately 1.1 million shares (as adjusted for the merger) of common stock at a total cost of $40 million, representing the acquisition of shares under a repurchase program that had been approved by TPC’s board of directors. TPC’s repurchase program was terminated upon completion of the merger.

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

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $56 million in 2004, reduced reported interest expense.

Debt and convertible notes payable outstanding were as follows:

(at December 31, in millions)	2004	2003
Short-term:
Commercial paper*	$499	$—
7.875% Senior notes due April 15, 2005*	238	—
7.125% Senior notes due June 1, 2005*	79	—
Medium-term notes maturing in 2005*	99	—

Total short-term debt	915	—

Long-term:
Medium-term notes with various maturities from 2006 to 2010*	298	—
6.75% Senior notes due November 15, 2006	150	150
5.75% Senior notes due March 15, 2007*	500	—
5.25% Senior notes due August 16, 2007*	442	—
3.75% Senior notes due March 15, 2008	400	400
4.22% Nuveen Investments’ third-party debt due 2008*	305	—
4.50% Zero coupon convertible notes due 2009*	117	—
8.125% Senior notes due April 15, 2010*	250	—
7.81% Private placement notes due on various dates through 2011	20	24
5.00% Senior notes due March 15, 2013	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Subordinated debentures due December 15, 2027*	125	—
8.47% Subordinated debentures due January 10, 2027*	81	—
4.50% Convertible junior subordinated notes payable due April 15, 2032	893	893
6.00% Convertible notes payable due December 31, 2032	—	50
6.375% Senior notes due March 15, 2033	500	500
8.50% Subordinated debentures due December 15, 2045*	56	—
8.312% Subordinated debentures due July 1, 2046*	73	—
7.60% Subordinated debentures due October 15, 2050*	593	—

Total long-term debt	5,503	2,717

Total debt principal	6,418	2,717
Unamortized fair value adjustment	245	—
Unamortized debt issuance costs	(39)	(42)

Total debt	$6,624	$2,675

*	Debt instrument acquired in merger.

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

In February 2002, TPC paid a dividend of $1.00 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. On December 31, 2002, this note was repaid in its entirety. Also in February 2002, TPC paid an additional dividend of $3.70 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150 million was due on May 9, 2004. This note was prepaid on May 8, 2002. In March 2002, TPC paid a dividend of $395 million to Citigroup in the form of a note. This note was prepaid following the offerings.

In March 2002, TPC issued $893 million aggregate principal amount of 4.5% convertible junior subordinated notes which will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. See note 10 of notes to the Company’s consolidated financial statements for a further discussion.

In August 2002, CIRI issued $50 million aggregate principal amount of 6.0% convertible notes which were to mature on December 31, 2032 unless earlier redeemed or repurchased. The Company repurchased these notes in 2004. See note 10 of notes to the Company’s consolidated financial statements for further discussion.

In December 2002, TPC entered into a loan agreement with an unaffiliated lender and borrowed $550 million under a promissory note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, TPC issued $550 million of Floating Rate Notes due in February 2004. The proceeds from these notes were used to repay the $550 million due on the Promissory Note. The Floating Rate Notes also carried a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003 and June 17, 2003, the Company repurchased $75 million and $24 million, respectively, of the Floating Rate Notes at par plus accrued interest. The remaining $451 million were repaid on September 5, 2003.

On March 11, 2003, TPC issued $1.40 billion of senior notes comprising $400 million of 3.75% senior notes due March 15, 2008, $500 million of 5.00% senior notes due March 15, 2013 and $500 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to its primary subsidiary, TIGHI, so that TIGHI could prepay and refinance $500 million of 3.60% indebtedness to Citigroup and to redeem $900 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900 million of preferred capital securities on April 9, 2003.

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

In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million. Each equity unit initially consists of a forward purchase contract for the Company’s common stock (maturing in August 2005), and an unsecured $50 senior note of the Company (maturing in 2007). Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005. The number of shares to be purchased will be determined based on a formula that considers the average closing price of the Company’s stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering. Had the settlement date been December 31, 2004, the Company would have issued approximately 15 million common shares based on the average closing price of the Company’s common stock immediately prior to that date. Holders of the equity units have the opportunity to participate in a required remarketing of the senior note component. The initial remarketing date is May 11, 2005. The interest rate on the senior notes will be reset on the date of the remarketing and they will bear interest from the date of the settlement of the successful remarketing at the reset rate.

The Company currently intends to refinance certain maturing debt in 2005, including the $238 million of 7.875% senior notes due April 15, 2005, the $79 million of 7.125% senior notes due June 1, 2005, and a portion of the medium term notes with maturities in 2005.

Line of Credit Agreements. Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250 million 364-day revolving line of credit (the TPC 364-Day Line of Credit and, together with the 45-Month Line of Credit, the TPC Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364-Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date.

Prior to the merger, SPC was party to the following line of credit agreements with a syndicate of banks: (i) a $330 million 364-day revolving line of credit (the SPC 364-Day Line of Credit), and (ii) a $270 million 5-year revolving line of credit (the 5-Year Line of Credit and, together with the SPC 364-Day Line of Credit, the SPC Lines of Credit). SPC may, with bank syndicate consent, extend the commitment of the SPC 364-day Line of Credit for additional 364-day periods under the same terms and conditions.

As a result of the expiration of the SPC 364-Day Line of Credit and the TPC 364-Day Line of Credit, the Company entered into a new $480 million 364-day revolving line of credit agreement (the STA 364-Day Line of Credit) with a syndicate of banks. As of December 31, 2004, the Company has access to the following bank credit lines: (i) the $250 million 45-Month Line of Credit, (ii) the $270 million 5-Year Line of Credit, and (iii) the $480 million STA 364-Day Line of Credit (collectively, the Company Line of Credit).

Borrowings under the Company Line of Credit may be made, at the Company’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. The Company Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment for each line of credit, a utilization fee. The applicable margin and the rates on which the commitment fee and utilization fee are based vary based upon the Company’s long-term senior unsecured non-credit-enhanced debt ratings.

Pursuant to covenants in the 5-Year Line of Credit and STA 364-Day Line of Credit, supporting the Company’s commercial paper program, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. Pursuant to the covenants in the 45-Month Line of Credit, TPC and its subsidiaries must maintain, as of the last day of any fiscal quarter, combined statutory capital and surplus in excess of $5.50 billion and a leverage ratio of total consolidated debt to total consolidated capital of less than 0.45 to 1.00. There were no ratings based triggers for the Company Line of Credit. At December 31, 2004, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.

An event of default will occur if there is a change in control (as defined in the 45-Month Line of Credit and 5-Year Line of Credit agreements). The merger of TPC and SPC did constitute a change in control for both TPC and SPC; however, both entities obtained a waiver from their respective banks of that event of default. There were no amounts outstanding under the Company Line of Credit at December 31, 2004.

Contractual Obligations

The following table excludes short-term obligations. The table also excludes estimated cash flows of claim and claim related payments, which are presented in the table that follows. The contractual obligations, which include only liabilities at December 31, 2004 with a cash payment requirement for settlement, were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt(1)
Medium term notes	$397	$99	$128	$149	$21
Convertible notes	893	—	—	—	893
Senior notes	2,817	317	650	400	1,450
Capital trusts	928	—	—	—	928
Nuveen Investments’ third-party debt	305	—	—	305	—
Zero coupon convertible notes	117	—	—	117	—
Equity units	442	—	442	—	—
Private placement notes	20	4	7	5	4

Total debt	5,919	420	1,227	976	3,296

Operating leases(2)	739	171	276	168	124

Purchase obligations
Information systems administration and maintenance commitments(3)	89	31	38	20	—
Reinsurance brokerage commitment(4)	160	20	40	40	60
Other purchase commitments(5)	8	6	2	—	—

Total purchase obligations	257	57	80	60	60

Long-term liabilities
Unfunded investment commitments(6)	772	133	354	206	79

Total long-term liabilities	772	133	354	206	79

Total Contractual Obligations	$7,687	$781	$1,937	$1,410	$3,559

(1)	See note 10 of the notes to the Company’s consolidated financial statements for a further discussion.
(2)	Represents agreements entered into in the ordinary course of business to lease office space, equipment and furniture.

(3)	Includes agreements with vendors to purchase system software administration and maintenance services.
(4)	In connection with the sale of its insurance brokerage operations, the Company committed to acquire brokerage services from the buyer through 2012. See note 17.
(5)	Includes commitments to vendors entered into in the ordinary course of business for goods and services including office supplies, archival services, etc.
(6)	Represents estimated timing for fulfilling unfunded commitments for investments in real estate partnerships, private equities and hedge funds.

The Company is not required to make any contributions to its qualified pension plan in 2005 and does not have a best estimate of contributions expected to be paid to the qualified pension plan. Accordingly, any future contributions are not included in the foregoing contractual obligation table.

Estimated Claims and Claim Related Payments

The table below presents the amount and estimated future timing of claims and claim related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projections techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below, required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

The following table includes estimated future claims and claims related payments, net of the estimated reinsurance recoveries, where applicable, at December 31, 2004.

Estimated Payments by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Estimated future payments resulting from:
(1) Claims and claim adjustment expenses	$42,283	$11,828	$13,331	$6,201	$10,923
(2) Claims from large deductible polices	—	—	—	—	—
(3) Loss-based assessments	195	10	46	24	115
(4) Reinsurance contracts accounted for as deposits	533	119	233	181	—

Total	$43,011	$11,957	$13,610	$6,406	$11,038

(1)

The amounts in “Claims and claim adjustment expenses” in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables. Therefore, estimated future payments include cash inflows related to reinsurance arrangements that qualify for reinsurance accounting. A reinsurance agreement must indemnify the insurer from insurance risk, i.e., the agreement must transfer amount and timing risk, in order to qualify for reinsurance accounting. Timing risk is transferred if the agreement requires timely reimbursement from the reinsurer to the insurer. Since the timing and amount of cash inflows from such reinsurance agreements are highly correlated to the underlying payment of claims and claim adjustment expenses by the insurer, the analysis above presents the estimated cash outlay for reported and unreported claims incurred and related claim adjustment expense, net of reinsurance. Reinsurance agreements that do not transfer both amount and timing risk are accounted for as deposits and included in “Reinsurance contracts accounted for as deposits” in the table above.

For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2004.

The amounts reported in the table are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company’s balance sheet to the extent that the liability for claims and claim adjustment expenses has been discounted in the balance sheet. (See note 1 of the financial statements.)

(2)	Workers compensation large deductible policies provide third party coverage in which the Company typically is responsible for paying the entire loss under such policies and then seeks reimbursement from the insured for the deductible amount. “Claims from large deductible policies” represent the estimated future payment for claims and claim related expenses below the deductible amount, net of the estimated recovery of the deductible. The liability and the related deductible receivable for unpaid claims are presented in the consolidated balance sheet as “contractholder payable” and “contractholder receivable,” respectively. Most deductibles for such policies are paid directly from the policyholder’s escrow which is periodically replenished by the policyholder. The payment of the loss amounts above the deductible are reported within “Claims and claim adjustment expenses” in the above table. Because the timing of the collection of the deductible (contractholder receivable) occurs shortly after the payment of the deductible to a claimant (contractholder payable), these cash flows offset each other in the table.

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/ receivables	$5,629	$1,222	$2,488	$934	$985

(3)	The amounts in “Loss-based assessments” relate to estimated future payments of second-injury fund assessments which would result from payment of current claim liabilities. Second injury funds cover the cost of any additional benefits for aggravation of a pre-existing condition. For loss-based assessments, the cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on losses. Amounts relating to second-injury fund assessments are included in “other liabilities” in the consolidated balance sheet.

(4)	The amounts in “Reinsurance contracts accounted for as deposits” represent estimated future nominal payments for reinsurance agreements that are accounted for as deposits. Amounts payable under deposit agreements are included in “other liabilities” in the consolidated balance sheet. The amounts reported in the table are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company’s balance sheet to extent that deposit values in the balance sheet have been discounted using deposit accounting.

The above table does not include an analysis of liabilities reported for structured settlements for which the Company has purchased annuities and remains contingently liable in the event of default by the company issuing the annuity. The Company is not reasonably likely to incur future payment obligations under such agreements. See note 9 of the Company’s consolidated financial statements for a further discussion.

Dividend Availability

The Company’s principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. (In the case of Minnesota, net income excludes realized investment gains for purposes of the calculation of the 10% threshold). This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.61 billion is available by the end of 2005 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $2.09 billion of dividends from its insurance subsidiaries in 2004.

Risk-Based Capital

The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2004, all of the Company’s insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

Off-Balance Sheet Arrangements

The Company has entered into certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities to third parties. See note 17 to the Company’s consolidated financial statements. The Company does not expect these arrangements to have a material effect on the Company’s financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to claim and claim adjustment expense reserves and related reinsurance recoverables, and investment impairments.

Claim and Claim Adjustment Expense Reserves

Claim and claim adjustment expense reserves (loss reserves) represent management’s estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent management estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. These loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing reserves, the Company also takes into account estimated recoveries, reinsurance, salvage and subrogation. The reserves are reviewed regularly by a qualified actuary employed by the Company.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for loss and loss adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved—favorable or unfavorable.

Because establishment of loss reserves is an inherently uncertain process involving estimates, currently established reserves may change. The Company reflects adjustments to reserves in the results of operations in the period the estimates are changed.

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.57 billion at December 31, 2004. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation.

As described earlier, the Company acquired SPC’s runoff health care reserves in the merger, which are included in the General Liability product line in the table below. SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed. SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market. The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves. These tools and metrics were established to more explicitly monitor and validate key assumptions supporting the Company’s reserve conclusions since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis. The tools developed track three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim. These three indicators are related such that if one deteriorates, additional improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary. The results of these indicators in 2004 support the Company’s current view that it has recorded a reasonable provision for its medical malpractice exposures as of December 31, 2004. However, the Company will take reserve actions in the future if these indicators no longer support this view.

Claims and claim adjustment expense reserves by product line were as follows:

	2004			2003
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$8,445	$12,232	$20,677	$3,378	$7,664	$11,042
Property	1,534	1,359	2,893	685	735	1,420
Commercial multi-peril	1,979	2,216	4,195	1,325	2,059	3,384
Commercial automobile	2,817	1,966	4,783	1,587	1,131	2,718
Workers’ compensation	8,313	6,658	14,971	6,207	5,081	11,288
Fidelity and surety	1,216	845	2,061	264	317	581
Personal automobile	1,484	1,219	2,703	1,286	1,097	2,383
Homeowners and personal—other	470	523	993	379	537	916
International and other	2,934	2,774	5,708	354	388	742

Property-casualty	29,192	29,792	58,984	15,465	19,009	34,474
Accident and health	76	10	86	88	11	99

Claims and claim adjustment expense reserves	$29,268	$29,802	$59,070	$15,553	$19,020	$34,573

Property-casualty claims and claim adjustment expense reserves at December 31, 2004 increased by $24.51 billion over year-end 2003, primarily as a result of the merger with SPC and reserve charges recorded subsequent to the merger. Of the increase in 2004, $19.50 billion resulted from the addition of the acquired reserves, and $2.39 billion, net of reinsurance, was due to net unfavorable prior year reserve development primarily comprised of $928 million to strengthen asbestos reserves primarily as a result of the completion of the Company’s annual asbestos liability review in the fourth quarter, $290 million to strengthen environmental reserves, $800 million of reserve adjustments related to the merger for surety and construction loss reserves, $252 million related to a specific construction contractor, $113 million related to the commutation of agreements with a major reinsurer and other net reserving actions. For discussion of the components of net unfavorable prior year reserve development, see note 9 to the consolidated financial statements.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril lines and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately, see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves”.

General Discussion

Claim and claim adjustment expense reserves (loss reserves) represent management’s estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. The process for estimating these liabilities begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (“components”) and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

Multiple estimation methods are available for the analysis of ultimate claim liabilities. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time. Therefore, the actual choice of estimation method(s) can change with each evaluation. The estimation method(s) chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the claim liabilities being evaluated.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. This will result in a range of reasonable estimates for any particular claim liability. The Company uses such range analyses to back test whether previously established estimates for reserves at the reporting segments are reasonable, given subsequent information. Reported values found to be closer to the endpoints of a range of reasonable estimates are subject to further detailed reviews. These reviews may substantiate the validity of management’s recorded estimate or lead to a change in the reported estimate.

The exact boundary points of these ranges are more qualitative than quantitative in nature, as no clear line of demarcation exists to determine when the set of underlying assumptions for an estimation method switches from being reasonable to unreasonable. As a result, the Company does not believe that the endpoints of these ranges are or would be comparable across companies. In addition, potential interactions among the different estimation assumptions for different product lines make the aggregation of individual ranges a highly judgmental and inexact process.

Property casualty insurance policies are either written on a claims made or on an occurrence basis. Policies written on a claims made basis require that claims be reported during the policy period. Policies that are written on an occurrence basis require that the insured demonstrate that a loss occurred in the policy period, even if the insured reports the loss many years later.

Most general liability policies are written on an occurrence basis. These policies are subject to substantial loss development over time as facts and circumstances change in the years following the policy issuance. The use of the occurrence form accounts for much of the reserve development in asbestos and environmental exposures, and it is also used to provide coverage for construction general liability, including construction defect. Occurrence based forms of insurance for general liability exposures require substantial projection of various trends, including future inflation and judicial interpretations and societal litigation dynamics, among others.

A key assumption in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated.

Informed management judgment is applied throughout the reserving process. This includes the application, on a consistent basis over time, of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, individuals involved with the reserving process also include underwriting and claims personnel as well as other company management. Therefore, it is quite possible and, generally, likely that management must consider varying individual viewpoints as part of its estimation of loss reserves. It is also likely that during periods of significant change, such as a merger, consistent application of informed judgment becomes even more complicated and difficult.

The variables discussed above in this general discussion have different impacts on reserve estimation uncertainty for a given product line, depending on the length of the claim tail, the reporting lag, the impact of individual claims and the complexity of the claim process for a given product line.

Product lines are generally classifiable as either long tail or short tail, based on the average length of time between the event triggering claims under a policy and the final resolution of those claims. Short tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time before final claim resolution, the greater the exposure to estimation risks and hence the greater the estimation uncertainty.

A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating IBNR inherently more uncertain. In addition, the greater the reporting lag the greater the proportion of IBNR claims to the total claim liability for the product line. Writing new products with material reporting lags can result in adding several years worth of IBNR claim exposure before the reporting lag exposure becomes clearly observable, thereby increasing the risk associated with pricing and reserving such products. The most extreme example of claim liabilities with long reporting lags are asbestos claims. A more recent but less extreme example is automobile leasing residual value coverage.

For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being low frequency/high severity, while lines without this “large claim” sensitivity are referred to as “high frequency/low severity”. Estimates of claim liabilities for low frequency/high severity lines can be sensitive to a few key assumptions. As a result, the role of judgment is much greater for these reserve estimates. In contrast, high frequency/low severity lines tend to have much greater spread of estimation risk, such that the impact of individual claims are relatively minor and the range of reasonable reserve estimates is narrower and more stable.

Claim complexity can also greatly affect the estimation process by impacting the number of assumptions needed to produce the estimate, the potential stability of the underlying data and claim process and the ability to gain an understanding of the data. Product lines with greater claim complexity, such as for certain surety and construction exposures, have inherently greater estimation uncertainty.

Actuaries have to exercise a considerable degree of judgment in the evaluation of all these factors in their analysis of reserves. The human element in the application of actuarial judgment is unavoidable when faced with material uncertainty. Different experts will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by the various actuaries may differ materially from each other.

Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. During the past year, the merger of TPC and SPC resulted in the exposure of each other’s actuaries and claim departments to different products, data histories, analysis methodologies, claim settlement experts, and more robust data when viewed on a combined basis. This has impacted the range of estimates produced by the Company’s actuaries, as they have reacted to new data, approaches, and sources of expertise to draw upon. It has also resulted in additional levels of uncertainty, as past trends (that were a function of past products, past claim handling procedures, past claim departments, and past legal and other experts) may not repeat themselves, as those items affecting the trends change or evolve due to the merger. This has also increased the potential for material variation in estimates, as experts can have differing views as to the impact of these frequently evolutionary changes. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the new organization.

Risk factors

The major causes of material uncertainty (“risk factors”) generally will vary for each product line, as well as for each separately analyzed component of the product line. In some cases, such risk factors are explicit assumptions of the estimation method and in others, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Some risk factors will affect more than one product line. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a product line. Individual risk factors are also subject to interactions with other risk factors within product line components.

The effect of a particular risk factor on estimates of claim liabilities cannot be isolated in most cases. For example, estimates of potential claim settlements may be impacted by the risk associated with potential court rulings, but the final settlement agreement typically does not delineate how much of the settled amount is due to this and other factors.

The evaluation of data is also subject to distortion from extreme events or structural shifts, sometimes in unanticipated ways. For example, the timing of claims payments in one geographic region will be impacted if claim adjusters are temporarily reassigned from that region to help settle catastrophe claims in another region.

While some changes in the claim environment are sudden in nature (such as a new court ruling affecting the interpretation of all contracts in that jurisdiction), others are more evolutionary. Evolutionary changes can occur when multiple factors affect final claim values, with the uncertainty surrounding each factor being resolved separately, in step-wise fashion. The final impact is not known until all steps have occurred.

Sudden changes generally cause a one-time shift in claim liability estimates, although there may be some lag in reliable quantification of their impact. Evolutionary changes generally cause a series of shifts in claim liability estimates, as each component of the evolutionary change becomes evident and estimable.

Management’s estimates

At least once per quarter, Company management meets with its actuaries to review the latest claim and claim adjustment expense reserve analyses. Based on these analyses, management determines whether its ultimate claim liability estimates should be changed. In doing so, it must evaluate whether the new data provided represents credible actionable information or an anomaly that will have no effect on estimated ultimate claim liability. For example, as described above, payments may have decreased in one geographic region due to fewer claim adjusters being available to process claims. The resulting claim payment patterns would be analyzed to determine whether or not the change in payment pattern represents a change in ultimate claim liability.

Such an assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform. This is due to the need to evaluate the underlying cause of the trends observed, and may include the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company’s estimated claim liabilities. The final estimate selected by management in a reporting period is a function of these detailed analyses of past data, adjusted to reflect any new actionable information.

Discussion of Product Lines

The following section details reserving considerations and common risk factors by product line. There are many additional risk factors that may impact ultimate claim costs. Each risk factor presented will have a different impact on required reserves. Also, risk factors can have offsetting or compounding effects on required reserves. For example, in workers’ compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single risk factor and construct a meaningful sensitivity expectation.

General Liability

General liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction and specific policy provisions such as self-insured retentions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for “construction defect” claims).

While the majority of general liability coverages are written on an “occurrence basis,” certain general liability coverages (such as those covering directors and officers or professional liability) are typically insured on a “claims-made” basis.

General liability reserves are generally analyzed as two components: primary and excess/umbrella, with the primary component generally analyzed separately for bodily injury and property damage. Bodily injury liability payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder’s legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage liability payments result from damages to the claimant’s private property arising from the policyholder’s legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. In addition, sizable or unique exposures are reviewed separately, such as asbestos, environmental, other mass torts, construction defect, medical malpractice and large unique accounts that would otherwise distort the analysis. These unique categories often require a very high degree of judgment and require reserve analyses that do not rely on traditional actuarial methods.

Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim. Such “defense within the limits” policies are most common for “claims made” products. When defense costs are outside of the limits, amounts paid do not erode the policy limits.

This line is typically the largest source of reserve estimate uncertainty in the United States (excluding assumed reinsurance contracts covering the same risk). Major contributors to this reserve estimate uncertainty include the reporting lag (i.e. the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, whether the “event” triggering coverage is confined to only one time period or is spread over multiple time periods, the potential dollars involved (in the individual claim actions), whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage dispute potential), and the potential for mass claim actions. Claims with longer reporting lags result in greater inherent risk. This is especially true for alleged claims with a latency feature, particularly where courts have ruled that coverage is spread over multiple policy years, hence involving multiple defendants (and their insurers and reinsurers) and multiple policies (thereby increasing the potential dollars involved and the underlying settlement complexity). Claims with long latencies also increase the potential recognition lag, i.e., the lag between writing a type of policy in a certain market and the recognition that such policies have potential mass tort and/or latent claim exposure.

The amount of reserve estimate uncertainty also varies significantly by component for the General Liability product line. The components in this product line with the longest latency, longest reporting lags, largest potential dollars involved, and greatest claim settlement complexity are Asbestos and Environmental. Components that include latency, reporting lag and/or complexity issues, but to a materially lesser extent than Asbestos and Environmental, include construction defect, medical malpractice, and other mass tort actions, such as those related to silicone implants. Many components of General Liability are not subject to material latency or claim complexity risks and hence have materially less uncertainty than the previously mentioned components. In general, policies providing coverage with shorter reporting lags, fewer parties involved in settlement negotiations, only one policy potentially triggered per claim, fewer potential settlement dollars, reasonably foreseeable (and stable) potential hazards/claims and no mass tort potential result in much less reserve estimate uncertainty than policies without those characteristics.

Examples of common risk factors that can change and, thus, affect the required general liability reserves (beyond those included in the general discussion section) include:

General liability risk factors

Changes in claim handling philosophies

Changes in policy provisions or court interpretation of such provision

New theories of liability

Trends in jury awards

Changes in the propensity to sue, in general with specificity to particular issues

Changes in statutes of limitations

Changes in the underlying court system

Distortions from losses resulting from large single accounts or single issues

Changes in tort law

Shifts in law suit mix between federal and state courts

Changes in claim adjuster office structure (causing distortions in the data)

Changes in settlement patterns (e.g. medical malpractice)

General liability book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements)

Changes in underwriting standards

Product mix (e.g., size of account, industries insured, jurisdiction mix)

Property

Property is generally considered a short tail line with a simpler and faster claim reporting and adjustment process than liability coverages, and less uncertainty in the reserve setting process (except for more complex business interruption claims). It is generally viewed as a moderate frequency, low to moderate severity line, except for catastrophes and coverage related to large properties. The claim reporting and settlement process for property coverage claim reserves is generally restricted to the insured and the insurer. Overall, the claim liabilities for this line create a low estimation risk, except possibly for catastrophes and business interruption claims.

Property reserves are typically analyzed in two components, one for catastrophic or other large single events, and another for all other events. Examples of common risk factors that can change and, thus, affect the required property reserves (beyond those included in the general discussion section) include:

Property risk factors

Physical concentration of policyholders

Availability and cost of local contractors

For the more severe catastrophic events, “demand surge” inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs

Local building codes

Amount of time to return property to full usage (for business interruption claims)

Court interpretation of policy provisions (such as occurrence definition)

Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake)

Court or legislative changes to the statute of limitations

Property book of business risk factors

Policy provisions mix (e.g., deductibles, policy limits, endorsements)

Changes in underwriting standards

Commercial Multi-Peril

Commercial multi-peril provides a combination of property and liability coverage typically for small businesses and, therefore, includes both short and long tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the other coverages, generally for the liability coverages, it takes a longer period of time to close claims.

The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses. The reserving risk for this line differs from that of the general liability product line and the property product line due to the nature of the customer. Commercial multi-peril is generally sold to smaller sized accounts, while the customer profile for general liability and property include larger customers.

See the discussions under the property and general liability product lines with regard to reserving risk for commercial multi-peril.

Commercial Automobile

The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity. Overall, the claim liabilities for this line create a moderate estimation risk.

Commercial automobile reserves are typically analyzed in four components; bodily injury liability, property damage liability, collision claims and comprehensive claims. These last two components have minimum reserve risk and fast payouts and, accordingly, separate risk factors are not presented.

Examples of common risk factors that can change and, thus, affect the required commercial automobile reserves (beyond those included in the general discussion section) include:

Bodily injury and property damage liability risk factors

Trends in jury awards

Changes in the underlying court system

Changes in case law

Litigation trends

Frequency of claims with payment capped by policy limits

Change in average severity of accidents, or proportion of severe accidents

Subrogation opportunities

Changes in claim handling philosophies

Frequency of visits to health providers

Number of medical procedures given during visits to health providers

Types of health providers used

Types of medical treatments received

Changes in cost of medical treatments

Degree of patient responsiveness to treatment

Commercial automobile book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)

Changes in mix of insured vehicles (e.g., long haul trucks versus local and smaller vehicles, fleet risks versus non-fleets)

Changes in underwriting standards

Workers’ Compensation

Workers’ compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker’s life, such as permanent disability benefits and on-going medical care. Despite the possibility of long payment tail, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency, moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker’s injury. Overall, the claim liabilities for this line create a somewhat greater than moderate estimation risk.

Workers’ compensation reserves are typically analyzed in three components: indemnity losses, medical losses and claim adjustment expenses.

Examples of common risk factors that can change and, thus, affect the required workers’ compensation reserves (beyond those included in the general discussion section) include:

Indemnity risk factors

Time required to recover from the injury

Degree of available transitional jobs

Degree of legal involvement

Changes in the interpretations and processes of the workers’ compensation commissions’ oversight of claims1

Future wage inflation for states that index benefits

Changes in the administrative policies of second injury funds

Medical risk factors

Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules (“inflation”)

Frequency of visits to health providers

Number of medical procedures given during visits to health providers

Types of health providers used

Type of medical treatments received

Use of preferred provider networks and other medical cost containment practices

Availability of new medical processes and equipment

Changes in the use of pharmaceutical drugs

Degree of patient responsiveness to treatment

[1]	These are administrative bodies that evaluate whether or not a given claim for workers’ compensation benefits is valid. Duties include the determination of whether a given injury arose out of the scope of employment, or the determination of the degree of injury where disputes exist.

Workers’ compensation book of business risk factors

Product mix

Injury type mix

Changes in underwriting standards

General workers’ compensation risk factors

Frequency of claim reopenings on claims previously closed

Mortality trends of injured workers with lifetime benefits and medical treatment

Degree of cost shifting between workers’ compensation and health insurance

Fidelity and Surety

Fidelity is generally considered a short tail coverage. It takes a relatively short period of time to finalize and settle fidelity claims. The volatility of fidelity reserves is generally related to the type of business of the insured, the size and complexity of the insured’s business operations, amount of policy limit and attachment point of coverage. The uncertainty surrounding reserves for small, commercial insureds is typically less than the uncertainty for large commercial or financial institutions. The high frequency, low severity nature of small commercial fidelity losses provides for stability in loss estimates whereas, the low frequency, high severity nature of losses for large insureds results in a wider range of ultimate loss outcomes. Actuarial techniques that rely on a stable pattern of loss development are generally not applicable to low frequency, high severity policies.

Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a somewhat longer settlement tail, based on the length and complexity of the construction project or commercial transaction being insured. (Large construction projects can take many years to complete.) The frequency of losses in surety correlates with economic cycles as the primary cause of surety loss is the inability to perform financially. The volatility of surety losses is generally related to the type of business performed by the insured, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the insurer to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of an insured’s assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by and due the insured (e.g., salvage and subrogation efforts) and the results of financial restructuring of an insured.

Examples of common risk factors that can change and, thus, affect the required fidelity and surety reserves (beyond those included in the general discussion section) include:

Fidelity risk factors

Type of business of insured

Policy limit and attachment points

Third-party claims

Coverage litigation

Complexity of claims

Growth in insureds’ operations

Surety risk factors

Economic trends, including the general level of construction activity

Concentration of reserves in a relatively few large claims

Type of business insured

Type of obligation insured

Cumulative limits of liability for insured

Assets available to mitigate loss

Defective workmanship/latent defects

Financial strategy of insured

Changes in statutory obligations

Geographic spread of business

Personal Automobile

Personal automobile includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity.product line. Overall, the claim liabilities for this line create a moderate estimation risk.

Personal automobile reserves are typically analyzed in five components: bodily injury liability, property damage liability, no-fault losses, collision claims and comprehensive claims. These last two components have minimum reserve risk and fast payouts and, accordingly, separate factors are not presented.

Examples of common risk factors that can change and, thus, affect the required personal automobile reserves (beyond those included in the general discussion section) include:

Bodily injury and property damage liability risk factors

Trends in jury awards

Changes in the underlying court system and its philosophy

Changes in case law

Litigation trends

Frequency of claims with payment capped by policy limits

Change in average severity of accidents, or proportion of severe accidents

Subrogation opportunities

Degree of patient responsiveness to treatment

Changes in claim handling philosophies

No-fault risk factors (for selected states and time periods)

Effectiveness of no-fault laws

Frequency of visits to health providers

Number of medical procedures given during visits to health providers

Types of health providers used

Types of medical treatments received

Changes in cost of medical treatments

Degree of patient responsiveness to treatment

Personal automobile book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)

Changes in underwriting standards

Homeowners and Personal Lines Other

Homeowners is generally considered a short tail coverage. Most payments are related to the property portion of the policy, where the claim reporting and settlement process is generally restricted to the insured and the insurer. Claims on property coverage are typically reported soon after the actual damage occurs, although delays of several months are not unusual. The claim is settled when the two parties agree on the amount due in accordance with the policy contract language and the appropriate payment is made (or alternatively, the property replacement/repair is performed by the insurer). The resulting settlement process is typically fairly short term, although exceptions do exist.

The liability portion of the homeowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation, but with generally small reporting lags. In addition, reserves related to umbrella coverages have greater uncertainty since umbrella liability payments are often made far into the future.

Overall, the line is generally high frequency, low to moderate severity (except for catastrophes), with simple to moderate claim complexity.

Homeowners reserves are typically analyzed in two components: non-catastrophe related losses and catastrophe loss payments.

Examples of common risk factors that can change and, thus, affect the required homeowners reserves (beyond those included in the general reserve discussion section) include:

Non-catastrophe risk factors

Salvage opportunities

Amount of time to return property to residential use

Changes in weather patterns

Local building codes

Litigation trends

Trends in jury awards

Catastrophe risk factors

Physical concentration of policyholders

Availability and cost of local contractors

Local building codes

Quality of construction of damaged homes

Amount of time to return property to residential use

For the more severe catastrophic events, “demand surge” inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs

Homeowners book of business risk factors

Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)

Degree of concentration of policyholders

Changes in underwriting standards

International and other

International and other includes the international product line and other products not discussed above. The principle component of “other” is assumed reinsurance written on an excess-of-loss basis, which may include reinsurance of non-U.S. exposures, and is primarily run-off business.

International and other claim liabilities result from a mix of coverages, currencies and jurisdictions/countries. The common characteristic is the need to customize the analysis to the individual component, and the inability to rely on data characterizations and reporting requirements in the U.S. statutory reporting framework.

Due to changes in the business mix for this line over time, the recently incurred claim liabilities are relatively short term (due to both the products and the jurisdictions involved, e.g., the Republic of Ireland and the United Kingdom), while the older liabilities include some from runoff operations that are extremely long tail (e.g., U.S. excess liabilities reinsured through the London market, and several underwriting pools in runoff). The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction, the distribution system (e.g., underwriting pool versus direct), and the proximity of the insurance sale to the insured hazard (e.g., insured and insurer located in different countries). In particular, liabilities arising from the underwriting pools in runoff may result in significant reporting lags, settlement lags and claim complexity, due to the need to coordinate with other pool members or co-insurers through a broker or lead-insurer for claim settlement purposes.

International and other reserves are generally analyzed by program/pool, country and general coverage category (e.g., U.S. Liability—excess of loss reinsurance, or General Liability – Municipalities – by country.) The business is also generally split by direct versus assumed reinsurance for a given coverage/jurisdiction. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the General Liability and Automobile discussion above, but under a different legal system. Where the underlying hazard is within the U.S., the coverage involved is typically that of General Liability, but on an excess or excess-of-loss reinsurance basis. Excess exposure requires the insured to “prove” not only claims under the policy, but also the prior payment of claims reaching up to the excess policy’s attachment point.

Examples of common risk factors that can change and, thus, affect the required International and other reserves (beyond those included in the general discussion section) include:

International and other risk factors

Changes in claim handling philosophies

Changes in policy provisions or court interpretation of such provision

New theories of liability

Trends in jury awards

Changes in the propensity to sue

Changes in statutes of limitations

Changes in the underlying court system

Distortions from losses resulting from large single accounts or single issues

Changes in tort law

Changes in claim adjuster office structure (causing distortions in the data)

International and other book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements, “claims made” language)

Changes in underwriting standards

Product mix (e.g., size of account, industries insured, jurisdiction mix)

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(at December 31, in millions)	2004	2003
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$13,367	$6,946
Allowance for uncollectible reinsurance	(751)	(387)

Net reinsurance recoverables	12,616	6,559
Mandatory pools and associations	2,497	2,204
Structured settlements	3,941	2,411

Total reinsurance recoverables	$19,054	$11,174

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

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses, and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. Changes in these estimates could result in additional income statement charges. The increase in the allowance for uncollectible reinsurance in 2004 was $364 million, $256 million of which was merger-related and $108 million of which resulted from the Company’s ongoing review process described above.

The following presents the Company’s top five reinsurers, except Lloyd’s of London (Lloyd’s), which is discussed in more detail below, by reinsurance recoverable at December 31, 2004 (in millions):

Reinsurer	Reinsurance Recoverable	A.M. Best Rating of Reinsurer
American Re-Insurance Company	$1,198	A	third highest of 16 ratings
General Reinsurance Corporation	826	A++	highest of 16 ratings
XL Reinsurance America Inc.	613	A+	second highest of 16 ratings
Transatlantic Reinsurance Company	604	A+	second highest of 16 ratings
Swiss Reinsurance America Corporation	493	A+	second highest of 16 ratings

As of December 31, 2004, the Company had reinsurance recoverables from syndicates at Lloyd’s of $738 million. In 1996, Lloyd’s restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited, which is currently unrated. Approximately $90 million of the Company’s Lloyd’s reinsurance recoverable at December 31, 2004 relates to Equitas liabilities. The remaining recoverables of $648 million are from the continuing market of Lloyd’s, which is rated A (third highest of 16 ratings) by A.M. Best. During the first quarter of 2004, TPC entered into an agreement to settle all current and future reinsurance claims against certain underwriters at Lloyd’s reinsured by Equitas. Under terms of this settlement, the Company received $245 million, resolving approximately $255 million of TPC’s net claim balances from Equitas. Virtually all of the $90 million reinsurance recoverables relating to Equitas remaining at December 31, 2004 relate to SPC.

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

Real Estate Investments

The carrying values of real estate properties are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows exceed the carrying value of the real estate property.

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

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships, and certain fixed income securities. Venture capital investments owned directly are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments, are not subject to the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, but are reported at estimated fair value in accordance with FAS 60, Accounting and Reporting by Insurance Enterprises. The fair value of the venture capital investments is based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at December 31, 2004:

(in millions)	Carrying Value
Investment partnerships, including hedge funds	$1,883
Fixed income securities	328
Equity investments	355
Real estate partnerships and joint ventures	155
Venture capital	441

Total	$3,162

OTHER MATTERS

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its income statement in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at December 31, 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger.

Reserves for losses and loss adjustment expenses on a statutory basis were $41.73 billion, $24.03 billion and $23.28 billion at December 31, 2004, 2003 and 2002, respectively. The $17.70 billion increase in 2004 primarily resulted from the merger with SPC and reserve charges recorded subsequent to the merger. Those reserve charges included $928 million to strengthen asbestos reserves primarily as a result of the completion of the Company’s annual asbestos liability review in the fourth quarter, $290 million to strengthen environmental reserves, reserve adjustments related to the merger of $500 million for construction and $300 million for surety, $252 million related to a specific construction contractor, $113 million related to the commutation of agreements with a major reinsurer, and other net reserving actions.

The $749 million increase in reserves for losses and loss adjustment expenses on a statutory basis from December 31, 2002 to December 31, 2003 was primarily due to business growth, and reserve strengthening at Gulf which increased reserves by $521 million and American Equity which increased reserves by $115 million, partially offset by asbestos and environmental net loss payments of $607 million.

Prior to the IPO, TPC participated in Citigroup’s Capital Accumulation Plan (CAP) that provided for the issuance of shares of Citigroup common stock in the form of restricted stock awards to eligible officers and other key employees. On August 20, 2002, in connection with the Citigroup Distribution, the unvested outstanding awards of restricted stock and deferred shares held by TPC employees on that date under Citigroup CAP awards were cancelled and replaced by awards comprised primarily of 3 million newly issued shares of class A common stock at a total market value of $53 million based on the closing price of the class A common stock on August 20, 2002. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. The value of these newly issued shares along with class A and class B common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards. In addition the Board of Directors plan allows deferred receipt of shares of class A common stock (deferred stock) to a future distribution date or upon termination of their service.

Prior to the Citigroup Distribution on August 20, 2002, unearned compensation expense associated with the Citigroup restricted common stock grants is included in other assets in the consolidated balance sheet. Following the Citigroup Distribution and the issuance of replacement stock awards in TPC’s class A and class B shares on August 20, 2002, the unamortized unearned compensation expense associated with these awards is included as unearned compensation in the consolidated balance sheet. Unearned compensation expense is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock and deferred stock awards was $26 million, $17 million and $17 million for the years ended December 31, 2004, 2003 and 2002, respectively. See note 13 of notes to the Company’s consolidated financial statements for a discussion of restricted common stock awards.

OTHER UNCERTAINTIES

For a discussion of other risks and uncertainties that could impact the Company’s results of operations or financial condition, see note 17 of notes to the Company’s consolidated financial statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report may contain, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, the Company may make forward-looking statements about the Company’s results of operations (including, among others, premium volume and net and operating income), financial condition and liquidity; the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the post-merger integration (including, among others, expense savings); and strategic initiatives (including, among others, the sale of the Company’s interest in Nuveen Investments). Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: adverse developments involving asbestos claims and related litigation; the impact of aggregate policy coverage limits for asbestos claims; the impact of bankruptcies of various asbestos producers and related businesses; the willingness of parties including the Company to settle asbestos-related litigation; the Company’s ability to fully integrate the former St. Paul and Travelers businesses in the manner or in the timeframe currently anticipated; the Company’s ability to execute announced and future strategic initiatives as planned; insufficiency of, or changes in, loss and loss adjustment expense reserves; the Company’s inability to obtain prices sought due to competition or otherwise; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; exposure to, and adverse developments involving, construction defect claims; exposure to, and adverse developments involving, the Company’s medical malpractice and other runoff operations; exposure to, and adverse developments involving, claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and building repair costs; the effects of corporate bankruptcies and adverse economic conditions on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to The St. Paul Travelers Companies, Inc.; adverse developments in legal proceedings, including, but not limited to, those described under “Legal Proceedings’; judicial expansion of policy coverage and the impact of new theories of liability, including with respect to, among others, coverage for asbestos and environmental claims and construction defect claims; the impact of legislative and other governmental actions, including, but not limited to, federal and state legislation related to asbestos liability reform and terrorism insurance and reinsurance (such as the extension of or replacement for the Terrorism Risk Insurance Act of 2002) and governmental actions regarding insurance companies’ compensation of brokers and agents and insurance companies’ purchase or sale of finite reinsurance; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global and financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal policies; and changes to the regulatory capital requirements.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are currently managed as of December 31, 2004. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company’s investment portfolio as of December 31, 2004 and 2003 was $64.71 billion and $38.65 billion, respectively, of which 84% and 85% was invested in fixed maturity securities, respectively. At December 31, 2004, approximately 7% of the Company’s invested assets were denominated in foreign currencies. The Company’s exposure to foreign exchange risk was not significant at December 31, 2003. The Company’s exposure to equity price risk is not significant. The Company has no direct commodity risk.

The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities’ duration is primarily managed through cash market transactions and treasury futures transactions.

The primary market risk for all of the Company’s debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company’s debt see notes 10 and 11 to the Company’s consolidated financial statements as well as the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

As a result of the merger, changes in the Company’s exposure to foreign exchange risk have occurred since December 31, 2003. This market risk exposure is concentrated in the Company’s invested assets, and insurance reserves, denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 3.5% of the total invested assets at December 31, 2004. No other individual foreign currency accounted for more than 1.5% of the Company’s invested assets at December 31, 2004.

There were no other significant changes in the Company’s primary market risk exposures or in how those exposures were managed for the year ended December 31, 2004 compared to the year ended December 31, 2003. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

SENSITIVITY ANALYSIS

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. “Near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

Interest Rate Risk

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, non-redeemable preferred stocks, mortgage loans, short-term securities, debt and derivative financial instruments. The primary market risk to the Company’s market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2004 and 2003.

For debt, the change in fair value is determined by calculating hypothetical December 31, 2004 and 2003 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.1 billion and $1.2 billion based on a 100 basis point increase in interest rates as of December 31, 2004 and 2003, respectively.

The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments. As a result, the loss value excludes a significant portion of the Company’s consolidated balance sheet, which if included in the sensitivity analysis model, would mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

Foreign Currency Exchange Rate Risk

The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The potential loss is reduced by foreign currency forward transactions that are used to hedge a portion of the Company’s exposure to foreign currencies. The Company’s analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $438 million at December 31, 2004. The Company’s exposure to foreign exchange risk was not significant at December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The St. Paul Travelers Companies, Inc.:

We have audited the accompanying consolidated balance sheet of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Paul Travelers Companies, Inc., and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The St. Paul Travelers Companies, Inc., and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota

March 16, 2005

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(in millions, except per share data)

For the year ended December 31,	2004	2003	2002
Revenues
Premiums	$19,038	$12,545	$11,155
Net investment income	2,663	1,869	1,881
Fee income	706	560	455
Asset management	390	—	—
Net realized investment gains (losses)	(39)	38	147
Recoveries from former affiliate	—	—	520
Other revenues	176	127	112

Total revenues	22,934	15,139	14,270

Claims and expenses
Claims and claim adjustment expenses	15,439	9,118	11,139
Amortization of deferred acquisition costs	2,978	1,984	1,810
General and administrative expenses	3,145	1,641	1,424
Interest expense	244	167	157

Total claims and expenses	21,806	12,910	14,530

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principles	1,128	2,229	(260)
Income tax expense (benefit)	138	537	(477)
Minority interest, net of tax	35	(4)	1

Income before cumulative effect of change in accounting principles	955	1,696	216
Cumulative effect of change in accounting principles for goodwill and other intangible assets, net of tax	—	—	(243)

Net income (loss)	$955	$1,696	$(27)

Basic earnings (loss) per share
Income before cumulative effect of change in accounting principles	$1.56	$3.91	$0.52
Cumulative effect of change in accounting principles, net of tax	—	—	(0.59)

Net income (loss)	$1.56	$3.91	$(0.07)

Diluted earnings (loss) per share
Income before cumulative effect of change in accounting principles	$1.53	$3.80	$0.52
Cumulative effect of change in accounting principles, net of tax	—	—	(0.59)

Net income (loss)	$1.53	$3.80	$(0.07)

Weighted average number of common shares outstanding:
Basic	608.3	434.3	411.5
Diluted	628.3	453.3	412.3

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2004	2003
Assets
Fixed maturities, available for sale at fair value (including $2,603 and $696 subject to securities lending and repurchase agreements) (amortized cost $53,004 and $31,479)	$54,256	$33,046
Equity securities, at fair value (cost $720 and $673)	791	733
Real estate	773	2
Mortgage loans	191	211
Short-term securities	5,142	2,138
Other investments	3,557	2,523

Total investments	64,710	38,653

Cash	274	352
Investment income accrued	671	362
Premiums receivable	6,201	4,090
Reinsurance recoverables	19,054	11,174
Ceded unearned premiums	1,522	939
Deferred acquisition costs	1,559	965
Deferred tax asset	2,011	678
Contractholder receivables	5,629	3,121
Goodwill	5,281	2,412
Intangible assets	1,701	422
Other assets	3,202	1,704

Total assets	$111,815	$64,872

Liabilities
Claims and claim adjustment expense reserves	$59,070	$34,573
Unearned premium reserves	11,310	7,111
Contractholder payables	5,629	3,121
Payables for reinsurance premiums	853	403
Debt	6,624	2,675
Payables for securities lending and repurchase agreements	—	711
Other liabilities	7,128	4,291

Total liabilities	90,614	52,885

Shareholders’ equity
Preferred stock:
Stock Ownership Plan—convertible preferred stock (0.6 shares issued and outstanding)	193	—
Guaranteed obligation—Stock Ownership Plan	(5)	—
Common stock (1,750.0 shares authorized; 670.7 and 437.8 shares issued; 670.3 and 435.8 shares outstanding)	17,414	10
Additional paid-in capital	—	8,705
Retained earnings	2,744	2,290
Accumulated other changes in equity from nonowner sources	952	1,086
Treasury stock, at cost (0.4 and 2.0 shares)	(14)	(74)
Unearned compensation	(83)	(30)

Total shareholders’ equity	21,201	11,987

Total liabilities and shareholders’ equity	$111,815	$64,872

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions)

For the year ended December 31,	2004	2003	2002
Convertible preferred stock—stock ownership plan
Balance, beginning of year	$—	$—	$—
Preferred stock assumed at merger	219	—	—
Redemptions during year	(26)	—	—

Balance, end of year	193	—	—

Guaranteed obligation—stock ownership plan
Balance, beginning of year	—	—	—
Obligations assumed at merger	(15)	—	—
Principal payments	10	—	—

Balance, end of year	(5)	—	—

Total preferred shareholders’ equity	188	—	—

Common stock and additional paid-in capital
Balance, beginning of year	8,715	8,628	4,441
Shares issued for merger	8,608	—	—
Adjustment for treasury stock cancelled and retired at merger	(91)	—	—
Net proceeds from initial public offering	—	—	4,090
Net shares issued under employee stock-based compensation plans	204	79	64
Merger-related fees, tax benefit on employee stock-based compensation, and other changes	(22)	8	33

Balance, end of year	17,414	8,715	8,628

Retained earnings
Balance, beginning of year	2,290	880	6,004
Net income (loss)	955	1,696	(27)
Receipts from former subsidiaries	—	—	157
Dividends	(529)	(286)	(5,254)
Minority interest and other	28	—	—

Balance, end of year	2,744	2,290	880

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,086	657	241
Change in net unrealized gain (loss) on investment securities, net of reclassification adjustment	(192)	328	476
Change in minimum pension liability adjustment	—	62	(68)
Net change in unrealized foreign currency translation and other changes	58	39	8

Balance, end of year	952	1,086	657

Treasury stock (at cost)
Balance, beginning of year	(74)	(5)	—
Treasury stock acquired	—	(40)	—
Net shares issued under employee stock-based compensation plans	(31)	(29)	(5)
Treasury stock cancelled and retired at merger	91	—	—

Balance, end of year	(14)	(74)	(5)

Unearned compensation
Balance, beginning of year	(30)	(23)	—
Net issuance of restricted stock under employee stock-based compensation plans	(64)	(32)	(29)
Unvested equity-based awards assumed in merger	(43)	—	—
Equity-based award amortization	54	25	6

Balance, end of year	(83)	(30)	(23)

Total common shareholders’ equity	21,013	11,987	10,137

Total shareholders’ equity	$21,201	$11,987	$10,137

Common shares outstanding
Balance, beginning of year	435.8	435.1	333.3
Common stock assumed at merger	229.3	—	—
Shares issued in Initial Public Offering	—	—	100.1
Net shares issued under employee stock-based compensation plans	5.6	1.8	1.7
Treasury stock acquired	(0.4)	(1.1)	—

Balance, end of year	670.3	435.8	435.1

Summary of changes in equity from nonowner sources
Net income (loss)	$955	$1,696	$(27)
Other changes in equity from nonowner sources, net of tax	(134)	429	415

Total changes in equity from nonowner sources	$821	$2,125	$388

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$955	$1,696	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net realized investment (gains) losses	39	(38)	(147)
Cumulative effect of changes in accounting principles, net of tax	—	—	243
Depreciation and amortization	541	85	42
Deferred federal income taxes (benefits)	(273)	539	(589)
Amortization of deferred policy acquisition costs	2,979	1,984	1,810
Premiums receivable	320	(228)	(204)
Reinsurance recoverables	584	(197)	70
Deferred acquisition costs	(2,948)	(2,076)	(1,915)
Claims and claim adjustment expense reserves	3,473	837	2,999
Unearned premium reserves	(42)	651	793
Trading account activities	20	(16)	116
Recoveries from former affiliate	—	361	159
Other	(407)	236	(424)

Net cash provided by operating activities	5,241	3,834	2,926

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	5,621	4,462	3,013
Mortgage loans	76	59	22
Proceeds from sales of investments
Fixed maturities	7,945	8,343	12,519
Equity securities	265	254	127
Mortgage loans	61	—	—
Real estate	—	11	23
Purchases of investments
Fixed maturities	(16,522)	(15,555)	(19,006)
Equity securities	(94)	(61)	(100)
Mortgage loans	(55)	(12)	(5)
Real estate	(22)	—	(1)
Short-term securities, (purchases) sales, net	(1,974)	2,910	(1,731)
Other investments, net	826	60	245
Securities transactions in course of settlement	(1,108)	(2,946)	2,623
Net cash acquired in merger	166	—	—
Other	29	—	—

Net cash used in investing activities	(4,786)	(2,475)	(2,271)

Cash flows from financing activities
Issuance of debt	302	1,932	1,466
Payment of debt	(227)	(1,103)	(3)
Issuance of note payable to former affiliate	—	—	250
Payment of note payable to former affiliate	—	(700)	(6,349)
Redemption of mandatorily redeemable securities of subsidiary trusts	—	(900)	—
Treasury stock purchased	—	(40)	—
Subsidiary’s treasury stock acquired	(34)	—	—
Treasury stock acquired—net employee stock-based compensation	(23)	(18)	(4)
Initial public offering	—	—	4,090
Issuance of common stock-employee stock options	129	40	10
Receipts from former affiliates	—	—	157
Dividends to shareholders	(642)	(282)	—
Dividends to former affiliate	—	—	(157)
Investment in (repurchase of) minority interest of subsidiary	(76)	—	90
Payment of dividend on subsidiary’s stock	(10)	(5)	(2)
Purchase of real estate from former affiliate	—	—	(68)
Transfer of employee benefit obligations to former affiliates	—	(23)	(172)
Transfer of lease obligations to former affiliate	—	—	(88)
Other	41	—	(20)

Net cash used in financing activities	(540)	(1,099)	(800)

Effect of exchange rate changes on cash	7	—	—

Net increase (decrease) in cash	(78)	260	(145)
Cash at beginning of period	352	92	237

Cash at end of period	$274	$352	$92

Supplemental disclosure of cash flow information
Income taxes (refunded) paid	$606	$(64)	$83
Interest paid	$286	$140	$141

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. (See note 2 for a description of the fair value adjustments recorded). Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition. Accordingly, all financial information presented herein for the twelve months ended December 31, 2004 reflects the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the subsequent nine months ended December 31, 2004. The financial information presented herein for 2003 and 2002 reflects the accounts of TPC. Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation. Significant intercompany transactions and balances have been eliminated.

In connection with the merger, each issued and outstanding share of TPC class A and class B common stock (including the associated preferred stock purchase rights) was exchanged for 0.4334 of a share of the Company’s common stock. Share and per share amounts for all periods presented have been restated to reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value. Common stock and additional paid-in capital in the consolidated balance sheet were also restated to give effect to the difference in par value of the exchanged shares. Cash was paid in lieu of fractional shares of the Company’s common stock. Immediately following consummation of the merger, historical TPC shareholders held approximately 66% of the Company’s common stock. For further information regarding the merger, see note 2.

TPC was reorganized in connection with its initial public offering (IPO) on March 21, 2002. TPC issued common stock representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. (together with its consolidated subsidiaries, Citigroup) beneficially owned all of the 500 million shares of TPC’s outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC’s class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. (All class A and class B share amounts presented are unadjusted for the merger of TPC and SPC). For further information on the IPO and related corporate reorganization, see note 3.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Standards

Effect of Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, providing new

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

guidance on the dilutive effect of contingently convertible debt instruments. EITF 04-8 requires that contingently convertible debt instruments are included in diluted earnings per share, under the if-converted method, regardless of whether the market price trigger has been met. Under FAS 128, Earnings Per Share, contingently convertible debt instruments which contain market price triggers were excluded from the computation of diluted earnings per share until the market trigger conditions were met.

The Company has $893 million of 4.50% convertible junior subordinated notes outstanding which are subject to the new EITF 04-8 guidance. These convertible junior subordinated notes mature on April 15, 2032 unless earlier redeemed, repurchased or converted. The notes are convertible into approximately 17 million shares of the Company’s common stock at the option of the holder after March 27, 2003 and prior to April 15, 2032 if at any time certain contingency conditions are met. On or after April 18, 2007, the notes may be redeemed at the Company’s option.

EITF 04-8 is effective for fiscal years ended after December 15, 2004 and requires restatement of prior period earnings per share for comparative periods. Accordingly, the Company has restated diluted earnings per share for prior periods to include the impact of the convertible junior subordinated notes where the impact of including these securities was dilutive. See note 7 for the impact on earnings per share.

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

The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet. Hedge funds are unregistered private investment partnerships, limited liability companies (LLC), funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives). Three hedge funds were determined to be significant VIEs and have a total value for all investors combined of approximately $175 million and $326 million as of December 31, 2004 and 2003, respectively. The Company’s share of these funds has a carrying value of approximately $54 million and $93 million at December 31, 2004 and 2003, respectively. The Company’s involvement with these funds began in the third quarter of 2002.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

There are various purposes for the Company’s involvement in these funds, including but not limited to the following:

•	to seek capital appreciation by investing and trading in securities including, without limitation, investments in common stock, bonds, notes, debentures, investment contracts, partnership interests, options and warrants;

•	to buy and sell U.S. and non-U.S. assets with primary focus on a diversified pool of structured mortgage and asset-backed securities offering attractive and relative value; and

•	to sell securities short primarily to exploit arbitrage opportunities in a broad range of equity and fixed income markets.

The Company has an unfunded commitment of $9 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

The following entities, which were acquired in the merger, are consolidated under FIN 46R:

•	Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position. As of December 31, 2004, there were 36 such trusts, which held a combined total of $450 million in municipal securities, of which $84 million were owned by outside investors. The net carrying value of the trusts owned by the Company at December 31, 2004 was $366 million.

•	Venture Capital Entities—In the Company’s venture capital investment portfolio, the Company has investments in small-to-medium sized companies, in which the Company has variable interests through stock ownership and, in some cases, loans. These investments are held for the purpose of generating long-term investment returns, and the companies in which the Company invests span a variety of business sectors. The Company consolidates three entities under the provisions of FIN 46R. The combined carrying value of these entities at December 31, 2004 was $5 million. The Company had an unfunded commitment of $1 million associated with one of these entities.

The following securities, which were acquired in the merger, are not consolidated under FIN 46R:

•	Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company—These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company. The debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $1.04 billion at December 31, 2004.

In addition to the foregoing entities, the Company also acquired in the merger significant interests in other VIEs which are not consolidated because the Company is not considered to be the primary beneficiary. These entities are as follows:

•	The Company has a significant variable interest in one real estate entity. This investment has total assets of approximately $117 million as of December 31, 2004. The carrying value of the Company’s share of this investment was approximately $38 million at December 31, 2004, which also represents its maximum exposure to loss. The purpose of the Company’s involvement in this entity is to generate investment returns.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

•	The Company also has a variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $200 million. The fair value of this obligation as of December 31, 2004 was $44 million.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) into law. The 2003 Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004, FASB issued Staff Position FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1), which permits sponsors of retiree health care benefit plans that provide prescription drug benefits to make a one-time election to defer accounting for the effects of the 2003 Medicare Act. FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), was issued on May 19, 2004, supersedes FSP 106-1 and provides guidance on the accounting for the effects of the 2003 Medicare Act for sponsors of retiree health care benefit plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy.

The Company has concluded that the prescription drug benefits available under the SPC postretirement benefit plan are actuarially equivalent to Medicare Part D and thus qualify for the federal subsidy under the 2003 Medicare Act. The Company also expects that the federal subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. As a result, the estimated effect of the 2003 Medicare Act was reflected in the purchase accounting re-measurement of the SPC postretirement benefit plan on April 1, 2004. The effect of this adjustment was a $29 million reduction (with no tax effect) in the accumulated postretirement benefit obligation as of April 1, 2004 and a reduction of $2 million in net periodic postretirement benefit cost for the year ended December 31, 2004.

Accounting for Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock-based compensation plans as defined in FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), using the prospective recognition transition alternative of FASB Statement of Financial Accounting Standards No. FAS 148, Accounting for Stock Based Compensation—Transition and Disclosure (FAS 148). FAS 123 indicates that the fair value based method is the preferred method of accounting. The Company has elected to use the prospective recognition transition alternative of FAS 148. Under this alternative only the awards granted, modified, or settled after January 1, 2003 will be accounted for in accordance with the fair value method. The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Business Combinations, Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted FASB Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, Goodwill and Other Intangible Assets (FAS 142). These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life are subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life continue to be amortized over their useful lives.

During the quarter ended March 31, 2002, the Company performed the transitional impairment tests using the fair value approach required by FAS 142. Based on these tests, the Company impaired $220 million after tax of goodwill and $23 million after tax of indefinite-lived intangible assets representing the value of insurance operating licenses, all attributable to The Northland Company and its subsidiaries (Northland), as a cumulative effect adjustment as of January 1, 2002. The fair value of the Northland reporting unit was based on the use of a multiple of earnings model. The fair value of Northland’s indefinite-lived intangible assets was based on the present value of estimated net cash flows. Northland is a component of the Commercial operating segment.

Accounting Policies Not Yet Adopted

Share-Based Payment

In December 2004, the FASB issued Revised Statement of Financial Standards No. 123, Share-Based Payment (FAS 123R), an amendment to FAS 123 and a replacement of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and to recognize that cost over the requisite service period.

As of the required effective date, FAS 123R requires entities that use the fair-value method of either recognition or disclosure under FAS 123, to apply a modified version of the prospective application. Under modified prospective application, compensation cost is recognized on or after the required effective date for all unvested awards, based on their grant-date fair value as calculated under FAS 123 for either recognition or pro forma disclosure purposes. FAS 123R is effective July 1, 2005.

The Company adopted the fair value method of accounting under FAS 123 on January 1, 2003. The fair value effect of stock options is derived by the application of an option pricing model. The impact of FAS 123R will be the additional expense relating to unvested awards granted prior to January 1, 2003 and which remain outstanding on the date of adoption of FAS 123R. The Company does not expect the impact of adopting FAS 123R to have a significant effect on operations, financial condition or liquidity.

Accounting Policies

Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to other comprehensive income.

Equity securities, which include common and nonredeemable preferred stocks, are classified as available for sale and carried at fair value based on quoted market prices. Changes in fair values of equity securities, net of income tax, are charged or credited directly to shareholders’ equity.

Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not significant at December 31, 2004 and 2003.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned. Real estate properties are carried at cost less accumulated depreciation. Buildings are depreciated on a straight line basis over the shorter of the expected useful life of the building or 39 years. Accumulated depreciation on real estate held for investment purposes was $22 million and $0 at December 31, 2004 and 2003, respectively.

The carrying value of real estate properties are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows exceed the carrying value of the real estate property.

Rental income is recognized on a straight line basis over the lease term. See note 6.

Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. Thereafter, impairment is taken if the carrying value of the property exceeds its current fair value less estimated costs to sell. The Company had no real estate held for sale at December 31, 2004, and the amount held for sale at December 31, 2003 was not significant.

Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not significant.

Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

Other investments include: venture capital investments, through direct ownership and limited partnerships; private equity limited partnerships; joint ventures, other limited partnerships, and trading securities. Venture capital investments owned directly are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Undistributed income is reported in net investment income. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Investment Gains and Losses

Net realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. A decline in the value of a security below its amortized cost basis is assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized investment gains and losses equal to the difference between fair value and carrying value.

Reinsurance Recoverables

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Such recoverables are reported net of an allowance for estimated uncollectible reinsurance recoverables and amounts due from known reinsurer insolvencies. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

Deferred Acquisition Costs

Amounts which vary with and are primarily related to the production of new insurance contracts, primarily commissions and premium taxes, are deferred and amortized pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

Contractholder Receivables and Payables

Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively.

Goodwill and Intangible Assets

The Company adopted FAS 141 and FAS 142 effective January 1, 2002. Upon adoption of FAS 141 and FAS 142, the Company stopped amortizing goodwill. Instead, goodwill is tested for impairment at least annually using a two-step process. The first step is performed to identify potential impairment and, if necessary, the second step is performed for the purpose of measuring the amount of impairment, if any. Indefinite-lived intangible assets are tested for impairment at least annually. Impairment is recognized only if the carrying amount of the intangible asset exceeds its fair value.

Other intangible assets that are not deemed to have an indefinite useful life continue to be amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with FAS 144. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

Claims and Claim Adjustment Expense Reserves

Claims and claim adjustment expense reserves represent estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance, which totaled $2.06 billion and $1.33 billion at December 31, 2004 and 2003, respectively, have been discounted using rates of 3.5% to 5.0%. Reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, were discounted using a range of interest rates from 2.3% to 5.5% and totaled $48 million and $445 million at December 31, 2004 and 2003, respectively. Reserves for certain assumed reinsurance coverage acquired in the merger, discounted using rates of 5.0% to 7.5%, were $116 million at December 31, 2004.

In determining claims and claim adjustment expense reserves, the Company carries on a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed periodically by a qualified actuary employed by the Company. These reserves represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and financial condition and could occur in a future period.

Securities Lending Payable and Dollar-Roll Repurchase Agreements

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

Other Liabilities

Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2004 and 2003, the Company had a liability of $249 million and $180 million, respectively, for guaranty fund and other assessments and related recoveries of

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

$31 million and $15 million, respectively. The liability for such assessments and their related recoveries are not discounted for the time value of money. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.

Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1%, 1% and 2% of total Company net written premiums for the years ended December 31, 2004, 2003 and 2002, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $28 million and $12 million at December 31, 2004 and 2003, respectively.

Statutory Accounting Practices

The Company’s insurance subsidiaries, domiciled principally in the states of Connecticut and Minnesota, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The St. Paul Fire and Marine Insurance Company (Fire and Marine) was granted a permitted practice in 2004 by the Minnesota Department of Commerce regarding the valuation of certain investments in affiliated limited liability companies, allowing it to value these investments based on their audited GAAP equity, which totaled $398 million as of December 31, 2004. It is not practicable to determine the impact on statutory surplus of this permitted practice. The impact of any other permitted accounting practices on statutory surplus of the Company is not material.

Premiums and Unearned Premium Reserves

Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable. Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts.

Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as part of other assets.

Fee Income

Fee income includes servicing fees from carriers and revenues from large deductible policies and service contracts and is recognized pro rata over the contract or policy periods.

Asset Management

As a result of the merger, the Company held a 79% interest in Nuveen Investments, Inc. (“Nuveen Investments,” formerly The John Nuveen Company), at December 31, 2004. The Company consolidates

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

100% of Nuveen Investments’ assets, liabilities, revenues and expenses, with reductions on the balance sheet and statement of income (loss) for the minority shareholders’ proportionate interest in Nuveen Investments’ equity and earnings. Minority interest of $123 million was recorded in other liabilities at December 31, 2004.

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

Recoveries From Former Affiliate

Recoveries from former affiliate consist of the recoveries under the Citigroup indemnification agreement.

Other Revenues

Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and operations other than net realized investment gains and losses.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax effects attributable to temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

Foreign Currency Translation

The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reflected in the statement of income (loss). Functional currency amounts are then translated into U.S. dollars. The unrealized gain or loss from this translation, net of tax, is recorded as a part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statements of operations.

Stock-Based Compensation

The Company has an employee stock incentive compensation plan that includes stock-based awards of stock options, restricted stock and deferred stock.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

For stock-based employee awards granted, modified, or settled after December 31, 2002, the Company applies the FAS 123 fair value method of accounting. Under this method, compensation cost is measured at the grant date based on the fair value of the award and recognized ratably over the vesting period. For restricted stock the fair value is measured at the market price of a share on the grant date while for stock options the fair value is derived by the application of an option pricing model at date of grant.

For stock-based employee awards granted prior to January 1, 2003, the Company accounts for these awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. The Company continues to apply the APB 25 accounting guidance for these awards as the Company elected to use the prospective recognition transition alternative of FAS 148. Under this method, compensation cost is measured at grant date based upon the market value of the underlying stock at the date of grant less any amount that the employee is required to pay and recognized ratably over the vesting period. For employee restricted stock awards, the awards are granted at the market value of the underlying stock on grant date and accordingly the market value of these awards is recognized as compensation expense ratably over the vesting period. For employee stock option awards, the awards are granted at an exercise price equal to the market value of the underlying common stock on the date of the grant and accordingly there has been no employee compensation expense recognized in earnings for the stock option awards granted prior to adoption of the FAS 123 fair value method of accounting on January 1, 2003.

In connection with the merger in April 2004, the Company assumed 23 million outstanding SPC stock options, of which 4 million remained unvested and assumed approximately 240,000 of outstanding SPC restricted stock awards related to SPC equity-based compensation plans. These stock options and restricted stock awards retained the same terms and conditions that were applicable prior to the merger. At April 1, 2004, the estimated fair values of the unvested stock option awards and the restricted stock awards were $35 million and $9 million, respectively, and are included in unearned compensation as a separate component of equity. The unearned compensation expense is being recognized as a charge to income over the remaining vesting period.

Additionally, in conjunction with the Citigroup Distribution in August 2002 (described in more detail in note 3), the Company issued replacement awards for Citigroup awards. These replacement awards were issued at the intrinsic value of each Citigroup option and the ratio of exercise price per share to the market value per share was not reduced. Accordingly there was no compensation cost recognized in earnings for these replacement awards.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The following table illustrates the effect on net income (loss) and earnings per share for each period indicated as if the Company had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested stock-based employee awards.

(for the year ended December 31, in millions, except per share data)	2004	2003	2002
Net income (loss) as reported	$955	$1,696	$(27)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	49	18	17
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(75)	(73)	(96)

Net income (loss) pro forma	$929	$1,641	$(106)

Earnings (loss) per share
Basic—as reported	$1.56	$3.91	$(0.07)
Basic—pro forma	1.52	3.79	(0.25)
Diluted—as reported	1.53	3.80	(0.07)
Diluted—pro forma	1.49	3.76	(0.25)

(1)	Represents compensation expense on all restricted stock awards and on stock option awards granted after January 1, 2003.

(2)	Includes the compensation expense added back in (1).

Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company’s insurance subsidiaries do not hold or issue derivative instruments for trading purposes. The Company recognizes all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting are marked to market with the changes in market value reflected in the consolidated statement of income in net realized investment gains (losses).

Interest rate swaps, equity swaps, credit derivatives, options and forward contracts were not significant at December 31, 2004 and 2003.

Nature of Operations

Upon completion of the merger on April 1, 2004, the Company was organized into four reportable business segments: Commercial, Specialty, Personal (these three segments collectively represent the Company’s insurance segments) and Asset Management. The insurance segments reflect how the Company manages its property and casualty insurance products and insurance-related services and represent an aggregation of these products and services based on type of customer, how the business is marketed, and the manner in which the business is underwritten. The Asset Management segment comprises the Company’s 79% interest in Nuveen Investments.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

The specific attributes of the Company’s four reportable business segments are as follows:

Commercial

The Commercial segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial is organized into three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations. The marketing and underwriting groups include the following:

•	Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid- sized businesses for property products.

•	Select Accounts serves small businesses and offers property, liability, commercial auto and workers’ compensation insurance.

•	National Accounts provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability. National Accounts also includes the Company’s residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations; and policies written by the Company’s wholly-owned subsidiary Gulf Insurance Company (Gulf), which was placed into runoff during the second quarter of the year. These operations are collectively referred to as Commercial Other.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Commercial Accounts	$4,211	$3,251	$3,151
Select Accounts	2,555	2,047	1,869
National Accounts	940	831	641

Total Commercial Core	7,706	6,129	5,661
Commercial Other	507	733	669

Total Commercial	$8,213	$6,862	$6,330

Specialty

The Specialty segment was created upon the merger of TPC and SPC. It combined SPC’s specialty operations with TPC’s Bond and Construction operations, which were included in TPC’s Commercial segment prior to the merger. The Specialty segment provides a full range of standard and specialized insurance coverages and services through dedicated underwriting, claims handling and risk management groups. The segment comprises two primary groups: Domestic Specialty and International Specialty.

•	Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs. These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities, Umbrella/Excess & Surplus Group, Discover Re and Personal Catastrophe Risk.

•	International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyd’s.

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Bond	$1,136	$781	$630
Construction	846	474	408
Financial and Professional Services	631	—	—
Domestic Specialty Other	1,287	—	—

Total Domestic Specialty	3,900	1,255	1,038
International Specialty	894	3	2

Total Specialty	$4,794	$1,258	$1,040

Personal

Personal writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Automobile policies provide coverage for liability to others for both bodily injury and property damage, and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents. Protection against losses to dwellings and contents from a wide variety of perils is included in these policies, as well as coverage for liability arising from ownership or occupancy.

Net written premiums by product line were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Automobile	$3,433	$3,054	$2,843
Homeowners and other	2,496	2,027	1,732

Total Personal	$5,929	$5,081	$4,575

Asset Management

The Asset Management segment is comprised of the Company’s majority interest in Nuveen Investments, Inc., whose core businesses are asset management and related research, as well as the development, marketing and distribution of investment products and services for the affluent, high-net-worth and institutional market segments. Nuveen Investments distributes its investment products and services, including individually managed accounts, closed-end exchange-traded funds and mutual funds, to the affluent and high-net-worth market segments through unaffiliated intermediary firms including broker/dealers, commercial banks, affiliates of insurance providers, financial planners, accountants, consultants and investment advisors. Nuveen Investments also provides managed account services to several institutional market segments and channels. Nuveen Investments markets its capabilities under four distinct brands: Rittenhouse (“blue-chip” growth-style equities); NWQ (value-style equities); Nuveen (fixed-income investments); and Symphony (an institutional manager of market-neutral alternative investment portfolios). Nuveen Investments is listed on the New York Stock Exchange, trading under the symbol “JNC.” The Company’s interest in Nuveen Investments was approximately 79% at December 31, 2004.

Catastrophe Exposure

The Company has geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various natural and man-made events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. In order for a loss to be covered under the Program (subject losses), the loss must be the result of an event that is certified as an act

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Act generally requires that all commercial property casualty insurers licensed in the United States participate in the Program. The Program terminates on December 31, 2005. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 90% of subject losses, after an insurer deductible, subject to an annual cap. In each case, the deductible percentage is applied to the insurer’s subject direct earned premiums from the calendar year immediately preceding the applicable year. The deductible under the Program was 7% for 2003, 10% for 2004 and is 15% for 2005. The Program also contains an annual cap that limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s estimated deductible under this federal program is $2.51 billion for 2005. The Company had no terrorism-related losses in 2004 or 2003. If the Program is not renewed for periods after January 1, 2006, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies.

2.	MERGER AND ACQUISITION

Merger with SPC

On April 1, 2004, TPC merged with a subsidiary of SPC, as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.

Determination of Purchase Price

The stock price used in determining the purchase price was based on an average of the closing prices of SPC common stock for the two trading days before through the two trading days after SPC and TPC announced their merger agreement on November 17, 2003. The purchase price also includes the fair value of the SPC stock options, the fair value adjustment to SPC’s preferred stock, and other costs of the transaction. The purchase price was approximately $8.76 billion, and was calculated as follows:

(in millions, except stock price per share)
Number of shares of SPC common stock outstanding as of April 1, 2004	229.3
SPC’s average stock price for the two trading days before through the two trading days after November 17, 2003, the day SPC and TPC announced their merger	$36.86

Fair value of SPC’s common stock	$8,452
Fair value of approximately 23 million SPC stock options	186
Excess of fair value over book value of SPC’s convertible preferred stock outstanding, net of the excess of the fair value over the book value of the related guaranteed obligation	100
Transaction costs of TPC	18

Purchase price	$8,756

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	MERGER AND ACQUISITION, Continued

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

Allocation of the Purchase Price

The purchase price has been allocated based on an estimate of the fair value of the assets acquired and liabilities assumed as of April 1, 2004, as follows:

(in millions)
Net tangible assets (1)	$5,351
Total investments (2)	439
Deferred policy acquisition costs (3)	(100)
Deferred federal income taxes (4)	(207)
Goodwill (5)	2,849
Other intangible assets, including the fair value adjustment of claim and claim adjustment expense reserves and reinsurance recoverables of $191 (6) (7)	1,377
Other assets (2)	(103)
Claims and claim adjustment expense reserves (3)	(26)
Debt (2)	(339)
Other liabilities (2)	(485)

Allocated purchase price	$8,756

(1)	Reflects SPC’s shareholders’ equity of $6,439, less SPC’s historical goodwill of $950 and intangible assets of $138.

(2)	Represents adjustments for fair value.

(3)	Represents adjustments to conform SPC’s accounting policies to those of TPC’s.

(4)	Represents a deferred tax liability associated with adjustments to fair value of all assets and liabilities included herein excluding goodwill, as this transaction is not treated as a purchase for tax purposes.

(5)	Represents the excess of the purchase price (cost) over the amounts assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. See notes 4 and 11.

(6)	Represents identified finite and indefinite life intangible assets, primarily customer-related insurance intangibles and management contracts and customer relationships associated with Nuveen Investments, Inc.’s (Nuveen Investments) asset management business. See note 4.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	MERGER AND ACQUISITION, Continued

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

Identification and Valuation of Intangible Assets

Intangible assets subject to amortization are as follows:

(in millions)	Amount assigned as of April 1, 2004	Weighted- average amortization period
Major intangible asset class
Customer-related (a)	$495	7.8 years
Marketing-related	20	2.0 years
Contract-based (b)	145	10.4 years
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (c)	191	30.0 years

Total	$851

Intangible assets not subject to amortization are as follows:

(in millions)	Amount assigned as of April 1, 2004
Major intangible asset class
Marketing-related	$15
Contract-based (b)	511

Total	$526

(a)	Primarily includes customer-related insurance intangibles based on rates derived from expected business retention and profitability levels.

(b)	Contract-based intangibles include management contracts associated with Nuveen Investments’ asset management business based on the present value of expected cash flows related to the management contracts. Amounts related to this business are included at the Company’s 79% approximate ownership interest of Nuveen Investments.

(c)	See item 7 of the allocation of the purchase price previously presented.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	MERGER AND ACQUISITION, Continued

Supplemental Schedule of Noncash Investing and Financing Activities

The allocated purchase price calculated above results in an estimate of the fair value of assets acquired and liabilities assumed as of the merger date, as follows:

(in millions)	As of April 1, 2004
Assets acquired	$42,989
Liabilities assumed, including debt obligations totaling $3.98 billion	(34,233)

Allocated purchase price	$8,756

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of TPC and SPC for the twelve months ended December 31, 2004 and 2003, respectively, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

(for the year ended December 31, in millions, except per share data)	2004	2003
Revenue	$25,195	$23,683
Net income	$1,080	$2,123
Net income per share—basic	$1.61	$3.18
Net income per share—diluted	$1.58	$3.09

Repurchase of Minority Interest in Commercial Insurance Resources, Inc.

On May 28, 2004, The Travelers Indemnity Company (Indemnity), a subsidiary of the Company, completed its previously announced transaction with Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively, Trident) to purchase all of the outstanding shares (8,970,000 shares) of the mandatorily convertible preferred stock of Commercial Insurance Resources, Inc. (CIRI) held by Trident at a purchase price of $8.83 per share and the convertible notes held by Trident for $46 million. By June 30, 2004, Indemnity completed its purchase from employees of $7 million of the mandatorily convertible preferred stock at a purchase price of $8.83 per share, convertible notes with an aggregate principal amount of $4 million, and common equity of $3 million at a purchase price of $8.83 per share. The notes that were previously issued to employees to finance 50% of their investment in CIRI were assumed by Indemnity as part of the agreement to purchase the employees’ investments in CIRI. The excess of the cost to repurchase the minority interest over the minority interest carrying value on the consolidated balance sheet was recorded as a charge to additional paid-in capital during the second quarter.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	TPC CORPORATE REORGANIZATION

In 2002, TPC effected a corporate reorganization under which it transferred substantially all of its assets to affiliates of its then parent company, Citigroup Inc. (together with its consolidated subsidiaries, Citigroup), other than the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI). Citigroup also assumed all of TPC’s third-party liabilities, other than liabilities relating to TIGHI and TIGHI’s active employee. TPC then effected a recapitalization whereby the previously outstanding shares of its common stock (1,500 shares), all of which were owned by Citigroup, were changed into 269 million shares of class A common stock and 500 million shares of class B common stock. Finally, TPC amended and restated its certificate of incorporation and bylaws.

As a result of these transactions, TIGHI and its property and casualty insurance subsidiaries became TPC’s principal asset.

On March 21, 2002, TPC issued 231 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC’s common equity. After the IPO, Citigroup beneficially owned all of the 500 million shares of TPC’s outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC’s class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. (All class A and class B share amounts presented are unadjusted for the merger of TPC and SPC). Concurrent with the IPO, TPC issued $893 million aggregate principal amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings.

Pursuant to TPC’s corporate reorganization, which was completed on March 19, 2002, TPC’s consolidated financial statements were adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company (TIC) and its subsidiaries, certain other wholly-owned noninsurance subsidiaries of TPC and substantially all of TPC’s assets and certain liabilities not related to the property casualty business.

Pursuant to TPC’s corporate reorganization, TPC’s consolidated financial statements included the accounts of its primary subsidiary, TIGHI, a property casualty insurance holding company. Also included were the accounts of CitiInsurance International Holdings Inc. and its subsidiaries (CitiInsurance), the principal assets of which are investments in the property casualty and life operations of Fubon Insurance Co., Ltd. and Fubon Assurance Co., Ltd., with respect to results prior to March 1, 2002.

Citigroup Distribution of Ownership Interest in TPC

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2004, Citigroup held for its own account approximately 6.50% of the Company’s outstanding common stock. At December 31, 2003 and 2002, Citigroup held for its own account 9.87% and 9.95%, respectively, of TPC’s common equity and 9.87% and 9.98%, respectively, of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution was tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continued to hold following the Citigroup Distribution pro rata with the shares held by the

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	TPC CORPORATE REORGANIZATION, Continued

public and to divest the remaining shares it holds within five years following the Citigroup Distribution. After the merger, this undertaking also applies to shares of the Company’s common stock.

On August 20, 2002, in connection with the Citigroup Distribution, stock-based awards held by TPC employees on that date under Citigroup’s various incentive plans were cancelled and replaced by awards under TPC’s own incentive programs (see note 13 to the Company’s consolidated financial statements for a further discussion), which awards were granted on substantially the same terms, including vesting, as the former Citigroup awards.

Other TPC Corporate Reorganization, Offerings and Citigroup Distribution Transactions

The following transactions were completed in conjunction with the 2002 corporate reorganization, offerings and Citigroup Distribution:

In February 2002, TPC paid a dividend of $1.00 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. TPC repaid this note on December 31, 2002. Also in February 2002, TPC paid an additional dividend of $3.70 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150 million was due on May 9, 2004. The remaining portion of this note was prepaid on May 8, 2002. In March 2002, TPC paid a dividend of $395 million to Citigroup in the form of a note. This note was prepaid following the offerings.

At December 31, 2001, TPC had a note payable to Citigroup in the amount of $1.20 billion, in conjunction with its purchase of TIGHI’s outstanding shares in April 2000. On February 7, 2002, this note agreement was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was prepaid following the offerings.

During March 2002, TPC entered into an agreement with Citigroup (the Citigroup indemnification agreement) which provided that in any year in which TPC recorded additional asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup would pay to TPC the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002, TPC recorded $2.95 billion of asbestos incurred losses, net of reinsurance, and accordingly fully utilized in 2002 the total benefit available under the agreement. For the year ended December 31, 2002, revenues included $520 million from Citigroup under this agreement. Included in federal income taxes in the consolidated statement of income for 2002 was a tax benefit of $280 million related to the asbestos charge covered by the agreement. For additional information see “—Asbestos Claims and Litigation.”

On February 28, 2002, TPC sold CitiInsurance to other Citigroup affiliated companies for $403 million, its net book value. TPC applied $138 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, TPC purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, TPC transferred $172 million and $88 million, respectively, to Citigroup affiliated companies.

Prior to the 2002 Citigroup Distribution, TPC provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	TPC CORPORATE REORGANIZATION, Continued

processing services and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, TPC and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames in an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, TPC entered into an investment management agreement, which was applied retroactive to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup provided investment advisory and administrative services to TPC, with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on investment performance. This agreement was modified and extended through the first quarter of 2005. Charges incurred related to this agreement were $58 million for the year ended December 31, 2004, $60 million for the year ended December 31, 2003 and $47 million for the period from April 1, 2002 through December 31, 2002.

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of December 31, 2004:

(in millions)	Gross Carrying Amount	Accumulated Amortization		Net
Intangibles subject to amortization
Customer-related	$1,032	$252		$780
Marketing-related	20	7		13
Contract-based	145	12		133
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(58	)(1)	249

Total intangible assets subject to amortization	1,388	213		1,175

Intangible assets not subject to amortization
Marketing-related	15	—		15
Contract-based	511	—		511

Total intangible assets not subject to amortization	526	—		526

Total intangible assets	$1,914	$213		$1,701

(1)	The time value of money and the risk margin (cost of capital) components of the intangible asset runoff at different rates, and as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods. See note 2 for further information on the fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables.

The December 31, 2004 ending balance of $1.70 billion includes $1.33 billion of intangible assets acquired in the merger (see note 2). Contract-based intangibles include management contracts associated with Nuveen Investments’ asset management business based on the present value of expected cash flows related to the management contracts. At December 31, 2003, the Company had $422 million of intangible assets, with a gross

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INTANGIBLE ASSETS AND GOODWILL, Continued

carrying amount of $555 million and accumulated amortization of $133 million. All of these intangible assets were customer-related and subject to amortization.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

(for the year ended December 31, in millions)	2004	2003	2002
Customer-related	$132	$42	$35
Marketing-related	7	—	—
Contract-based	12	—	—
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	(58)	—	—

Total amortization expense	$93	$42	$35

Intangible asset amortization expense is estimated to be $165 million in 2005, $169 million in 2006, $161 million in 2007, $137 million in 2008 and $110 million in 2009.

Goodwill

The Company had goodwill with a carrying amount of $2.41 billion as of December 31, 2003. As a result of the acquisition of SPC, $2.89 billion of goodwill was recorded on April 1, 2004. Changes in goodwill in 2004 also included a decrease of $44 million representing additional purchase accounting adjustments for changes in the estimated fair value of assets acquired and liabilities assumed as of April 1, 2004, and an increase of $20 million primarily related to Nuveen Investments’ purchase of common shares from minority shareholders.

The following table presents the carrying amount of the Company’s goodwill by segment:

(at December 31, in millions)	2004
Commercial	$1,893
Specialty	900
Personal	613
Asset management	1,717
Other	158

Total	$5,281

5.	SEGMENT INFORMATION

The company comprises four reportable business segments: Commercial, Specialty, Personal and Asset Management.

The accounting policies used to generate the following segment data are the same as those described in the Summary of Significant Accounting Policies in note 1. The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments were not significant.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	SEGMENT INFORMATION, Continued

The following tables summarize the components of the Company’s revenues, operating income (loss) and total assets by reportable business segments:

(at and for the year ended December 31, in millions)	Commercial		Specialty		Personal		Asset Management	Total Reportable Segments
2004 Revenues
Premiums	$8,667		$4,791		$5,580		$—	$19,038
Net investment income	1,708		507		442		—	2,657
Fee income	680		26		—		—	706
Asset management	—		—		—		390	390
Other revenues	55		22		91		—	168

Total operating revenues (1)	$11,110		$5,346		$6,113		$390	$22,959

Amortization and depreciation	$1,244		$772		$952		$12	$2,980
Income tax expense (benefit)	173		(447)		442		69	237
Operating income (loss) (1)	862		(724)		939		88	1,165
Assets	$67,454		$27,551		$11,813		$2,653	$109,471

2003 Revenues
Premiums	$6,552		$1,171		$4,822		$—	$12,545
Net investment income	1,324		183		361		—	1,868
Fee income	545		15		—		—	560
Other revenues	33		8		85		—	126

Total operating revenues (1)	$8,454		$1,377		$5,268		$—	$15,099

Amortization and depreciation	$996		$245		$810		$—	$2,051
Income tax expense	268		95		221		—	584
Operating income (1)	1,061		234		492		—	1,787
Assets	n/a	(2)	n/a	(2)	n/a	(2)	—	$64,573

2002 Revenues
Premiums	$5,831		$970		$4,354		$—	$11,155
Net investment income	1,307		188		385		—	1,880
Fee income	446		9		—		—	455
Recoveries from former affiliate	520		—		—		—	520
Other revenues	28		4		80		—	112

Total operating revenues (1)	$8,132		$1,171		$4,819		$—	$14,122

Amortization and depreciation	$898		$215		$739		$—	$1,852
Income tax expense (benefit)	(685)		76		143		—	(466)
Operating income (loss) (1)	(310)		184		347		—	221
Assets	n/a	(2)	n/a	(2)	n/a	(2)	—	$63,625

(1)	Operating revenues exclude net realized investment gains (losses). Operating income (loss) equals net income (loss) excluding the after-tax impact of net realized investment gains (losses) and cumulative effect of changes in accounting principles when applicable. For 2002, operating income also excludes non-recurring restructuring charges related to periods prior to the spin-off from Citigroup.

(2)	It is not practicable to restate assets by segment for prior periods.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	SEGMENT INFORMATION, Continued

Business Segment Reconciliations

(at and for the year ended December 31, in millions)	2004	2003	2002
Revenue reconciliation
Earned premiums
Commercial:
Commercial multi-peril	$2,464	$2,116	$1,830
Workers’ compensation	1,499	1,129	894
Commercial automobile	1,652	1,323	1,225
Property	1,625	1,028	1,012
General liability	1,285	806	767
Other	142	150	103

Total Commercial	8,667	6,552	5,831

Specialty:
General liability	1,470	296	192
Fidelity and surety	881	507	438
Workers’ compensation	433	107	115
Commercial automobile	440	102	86
Property	337	16	11
Commercial multi-peril	300	141	126
International	930	2	2

Total Specialty	4,791	1,171	970

Personal:
Automobile	3,320	2,955	2,737
Homeowners and other	2,260	1,867	1,617

Total Personal	5,580	4,822	4,354

Total earned premiums	19,038	12,545	11,155
Net investment income	2,657	1,868	1,880
Fee income	706	560	455
Recoveries from former affiliates	—	—	520
Other revenues	168	126	112

Total Insurance Operations	22,569	15,099	14,122
Asset Management	390	—	—

Total operating revenues for reportable segments	22,959	15,099	14,122
Interest Expense and Other	14	2	1
Net realized investment gains (losses)	(39)	38	147

Total consolidated revenues	$22,934	$15,139	$14,270

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$1,165	$1,787	$221
Interest Expense and Other (1)	(182)	(112)	(103)

Total operating income	983	1,675	118
Net realized investment gains (losses)	(28)	21	99
Cumulative effect of changes in accounting principles	—	—	(242)
Restructuring charge	—	—	(2)

Total consolidated net income (loss)	$955	$1,696	$(27)

(1)	The primary component of Interest Expense and Other is after-tax interest expense of $151 million, $105 million and $100 million in 2004, 2003 and 2002, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	SEGMENT INFORMATION, Continued

(at December 31, in millions)	2004	2003	2002
Asset reconciliation
Total assets for reportable segments	$109,471	$64,573	$63,625
Other assets (1)	2,344	299	513

Total consolidated assets	$111,815	$64,872	$64,138

(1)	The primary components of other assets in 2004 were deferred taxes, prepaid pension costs and invested assets.

Enterprise-Wide Disclosures

Revenues from internal customers for the years ended December 31, 2004, 2003 and 2002 were not significant. Foreign assets at December 31, 2004 and 2003 also were not significant. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2004	2003	2002
U.S.	$22,030	$15,133	$14,265
Non-U.S.	904	6	5

Total revenues	$22,934	$15,139	$14,270

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVESTMENTS

Fixed Maturities

The Company’s investment portfolio includes the fixed maturities, equity securities, and other investments acquired in the merger at their fair values as of the merger date. The fair value at acquisition became the new cost basis for these investments.

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

(at December 31, 2004, in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$8,543	$169	$34	$8,678
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,015	40	22	3,033
Obligations of states, municipalities and political subdivisions	26,034	857	50	26,841
Debt securities issued by foreign governments	1,846	19	4	1,861
All other corporate bonds	13,383	361	99	13,645
Redeemable preferred stock	183	16	1	198

Total	$53,004	$1,462	$210	$54,256

(at December 31, 2003, in millions)
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,498	$248	$8	$7,738
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,343	41	—	1,384
Obligations of states, municipalities and political subdivisions	14,616	813	2	15,427
Debt securities issued by foreign governments	243	16	3	256
All other corporate bonds	7,537	475	27	7,985
Redeemable preferred stock	242	16	2	256

Total	$31,479	$1,609	$42	$33,046

The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2004, in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,495	$2,499
Due after 1 year through 5 years	10,607	10,772
Due after 5 years through 10 years	14,345	14,730
Due after 10 years	17,014	17,577

	44,461	45,578
Mortgage-backed securities	8,543	8,678

Total	$53,004	$54,256

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVESTMENTS, Continued

The Company makes investments in collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

At December 31, 2004 and 2003, the Company held CMOs classified as available for sale with a fair value of $3.30 billion and $3.06 billion, respectively (excluding Commercial Mortgage-Backed Securities of $953 million and $875 million, respectively). Approximately 53% and 60% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2004 and 2003, respectively. In addition, the Company held $4.66 billion and $3.80 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2004 and 2003, respectively. Virtually all of these securities are rated Aaa.

At December 31, 2004, the Company had $2.60 billion of securities on loan as part of a tri-party lending agreement, and at December 31, 2003, the Company had $562 million of securities on loan for which cash collateral was received. At December 31, 2004 and 2003, respectively, $32 million and $135 million of securities were subject to dollar-roll repurchase agreements.

Proceeds from sales of fixed maturities classified as available for sale were $7.95 billion, $8.34 billion and $12.52 billion in 2004, 2003 and 2002, respectively. Gross gains of $202 million, $282 million and $571 million and gross losses of $126 million, $147 million and $148 million were realized on those sales in 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, the Company’s insurance subsidiaries had $3.39 billion and $2.37 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory authorities.

The Company’s subsidiaries, Unionamerica and St. Paul Re-U.K., and the Company’s operations at Lloyd’s (all acquired in the merger) are required, as accredited U.S. reinsurers, to hold certain investments in trust in the United States. These trust funds had a fair value of $359 million at December 31, 2004. Additionally, Unionamerica, St. Paul Re-U.K. and Discover Re have funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors. These funds had a fair value of $55 million at December 31, 2004. There is also $95 million of other investments being used as collateral to secure our obligations under a series of insurance transactions.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

(at December 31, 2004, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Common stock	$168	$31	$2	$197
Non-redeemable preferred stock	552	45	3	594

Total	$720	$76	$5	$791

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVESTMENTS, Continued

(at December 31, 2003, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Common stock	$71	$19	$1	$89
Non-redeemable preferred stock	602	52	10	644

Total	$673	$71	$11	$733

Proceeds from sales of equity securities were $264 million, $254 million and $127 million in 2004, 2003 and 2002, respectively, resulting in gross realized gains of $37 million, $22 million and $18 million and gross realized losses of $8 million, $9 million and $14 million, respectively.

Real Estate

The Company’s real estate investments include warehouses, office buildings, land, and other commercial real estate assets that are directly owned. The Company negotiates commercial leases with individual tenants through unrelated, licensed real estate brokers. Negotiated terms and conditions include, among others, rental rates, length of lease period and improvements to the premises to be provided by the landlord.

Future minimum rental income expected on operating leases relating to the Company’s real estate properties is $95 million, $82 million, $69 million, $55 million, $39 million, and $58 million for 2005, 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively.

Venture Capital

The cost and fair value of investments in venture capital, which were acquired in the merger and are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

(at December 31, 2004, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Venture capital	$480	$29	$18	$491

Impairments

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVESTMENTS, Continued

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

Venture Capital Investments

Other investments include venture capital investments acquired in the merger, which are generally non-publicly traded instruments in early-stage companies and, historically, having a holding period of four to seven years. These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries. The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product. Generally, the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time. With respect to the Company’s valuation of such non-publicly traded venture capital investments, on a quarterly basis, portfolio managers as well as an internal valuation committee review and consider a variety of factors in determining the potential for loss impairment. Factors considered include the following:

•	the issuer’s most recent financing events;

•	an analysis of whether fundamental deterioration has occurred;

•	whether or not the issuer’s progress has been substantially less than expected;

•	whether or not the valuations have declined significantly in the entity’s market sector;

•	whether or not the internal valuation committee believes it is probable that the issuer will need financing within six months at a lower price than our carrying value; and

•	whether or not the Company has the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than our cost.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVESTMENTS, Continued

The quarterly valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Unrealized Investment Losses

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(at December 31, 2004, in millions)	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$3,256	$33	$30	$1	$3,286	$34
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,743	22	4	—	1,747	22
Obligations of states, municipalities and political subdivisions	5,708	49	64	1	5,772	50
Debt securities issued by foreign governments	726	4	6	—	732	4
All other corporate bonds	6,190	95	247	4	6,437	99
Redeemable preferred stock	8	—	12	1	20	1

Total fixed maturities	17,631	203	363	7	17,994	210

Equity securities
Common stock	25	1	1	—	26	1
Nonredeemable preferred stock	89	3	17	1	106	4

Total equity securities	114	4	18	1	132	5

Venture capital	53	18	—	—	53	18

Total	$17,798	$225	$381	$8	$18,179	$233

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Fixed maturities	$25	$65	$255
Equity securities	5	6	8
Venture capital	40	—	—
Real estate and other	10	19	21

Total	$80	$90	$284

Mortgage Loans

Aggregate annual maturities on mortgage loans are $16 million, $23 million, $32 million, $17 million, and $103 million for 2005, 2006, 2007, 2008 and 2009 and thereafter, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVESTMENTS, Continued

Underperforming mortgage loans, which include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market, were $4 million and $31 million at December 31, 2004 and 2003, respectively.

Concentrations and Credit Quality

At December 31, 2004 and 2003, the Company had concentrations of credit risk in tax-exempt investments of the state of Texas of $2.30 billion and $1.54 billion, respectively, of the state of Illinois of $1.50 billion and $872 million, respectively, and of the state of New York of $1.44 billion and $1.35 billion, respectively.

Included in fixed maturities are below investment grade assets totaling $1.78 billion and $2.06 billion at December 31, 2004 and 2003, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company’s investment advisors when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

The Company monitors creditworthiness of counterparties to financial instruments by using controls that include credit approvals, limits and other monitoring procedures.

Net Investment Income

(for the year ended December 31, in millions)	2004	2003	2002
Gross investment income
Fixed maturities	$2,128	$1,527	$1,630
Equity securities	47	143	98
Short-term securities	70	107	57
Mortgage loans and real estate	67	28	35
Other investments	456	119	117

Gross investment income	2,768	1,924	1,937
Investment expenses	105	55	56

Net investment income	$2,663	$1,869	$1,881

Net Realized and Unrealized Investment Gains (Losses)

Net realized investment gains (losses) for the periods were as follows:

(for the year ended December 31, in millions)	2004	2003	2002
Net realized investment gains (losses)
Fixed maturities	$51	$69	$168
Equity securities	23	7	(4)
Venture capital and other	(113)	(38)	(17)

Net realized investment gains (losses)	$(39)	$38	$147

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INVESTMENTS, Continued

Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2004	2003	2002
Change in net unrealized investments gains (losses)
Fixed maturities	$(315)	$442	$736
Equity securities	11	70	(14)
Venture capital and other	14	—	—

	(290)	512	722
Related taxes	(98)	183	249
Minority interest	—	(1)	3

Change in net unrealized gains (losses) on investment securities	(192)	328	476
Balance, beginning of year	1,060	732	256

Balance, end of year	$868	$1,060	$732

7.	EARNINGS PER SHARE

Earnings per share (EPS) has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflects the effect of potentially dilutive securities.

The weighted average number of common shares outstanding applicable to basic and diluted EPS for all periods prior to April 1, 2004 have been restated to reflect the exchange of each share of TPC common stock for 0.4334 shares of the Company’s common stock.

As discussed in more detail in Note 1 of this report, the Company implemented the provisions of FASB Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which provided new guidance on the dilutive effect of contingently convertible debt instruments. Net income per diluted share for the year ended December 31, 2004 excluded the weighted average effects of the 4.50% convertible junior subordinated notes convertible into 16.7 million shares of common stock as the impact would be anti-dilutive. Net income per diluted share for the year ended December 31, 2003 was restated from $3.88 to $3.80, while net income per diluted share for the year ended December 31, 2002 was not restated as the impact would be anti-dilutive.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	EARNINGS PER SHARE, Continued

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2004	2003	2002
Basic
Net income (loss), as reported	$955	$1,696	$(27)
Preferred stock dividends, net of taxes	(6)	—	—

Net income (loss) available to common shareholders	$949	$1,696	$(27)

Diluted
Net income (loss) available to common shareholders	$949	$1,696	$(27)
Effect of dilutive securities:
Dilutive affect of affiliates	(3)	—	—
Equity unit stock purchase contracts	12	—	—
Convertible preferred stock	4	—	—
Zero coupon convertible notes	2	—	—
Convertible junior subordinated notes	—	26	—

Net income (loss) available to common shareholders	$964	$1,722	$(27)

Common Shares
Basic
Weighted average shares outstanding	608.3	434.3	411.5

Diluted
Weighted average shares outstanding	608.3	434.3	411.5
Weighted average effects of dilutive securities:
Stock options and other incentive plans	2.9	2.3	0.8
Equity unit stock purchase contracts	11.5	—	—
Convertible preferred stock	3.8	—	—
Zero coupon convertible notes	1.8	—	—
Convertible junior subordinated notes	—	16.7	—

Total	628.3	453.3	412.3

Net Income (Loss) Per Common Share
Basic	$1.56	$3.91	$(0.07)

Diluted	$1.53	$3.80	$(0.07)

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	REINSURANCE

The Company’s consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the Company from potential losses in excess of the amount it is prepared to accept. Reinsurance is placed on both a quota-share and excess of loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer, except for cases involving a novation.

The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers. In recent years, the Company has experienced an increase in the frequency of these reinsurance coverage disputes. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company’s rights and obligations under the various reinsurance agreements. The Company employs dedicated specialists and strategies to manage reinsurance collections and disputes.

The Company is also required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers’ compensation. The Company provides services for several of these involuntary arrangements (“mandatory pools and associations”) under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such servicing arrangements are arranged to protect the Company from any credit risk, as any ceded balances are jointly backed by all the pool members.

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is an inherently uncertain process involving estimates. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance for estimated uncollectible reinsurance recoverables. Any subsequent collections of amounts previously written off are reported as part of underwriting results.

The allowance for estimated uncollectible reinsurance recoverables was $751 million and $387 million at December 31, 2004 and December 31, 2003, respectively. Of the $364 million increase in 2004, $256 million was merger-related and $108 million resulted from the Company’s ongoing review process described above.

The Company assumed 100% of the workers’ compensation premiums previously written by the Accident Department of its former affiliate, The Travelers Insurance Company (TIC).

Certain of the assumed reinsurance contracts that the Company has entered into with non-affiliated companies on an excess of loss basis do not transfer insurance risk. These contracts are accounted for using deposit accounting and are included in other liabilities in the consolidated balance sheet and totaled $405 million and $325 million at December 31, 2004 and 2003, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	REINSURANCE, Continued

The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2004	2003	2002
Written premiums
Direct	$21,457	$14,977	$13,468
Assumed	816	498	607
Ceded	(3,337)	(2,274)	(2,130)

Total net written premiums	$18,936	$13,201	$11,945

Earned premiums
Direct	$21,593	$14,324	$12,525
Assumed	1,025	498	671
Ceded	(3,580)	(2,277)	(2,041)

Total net earned premiums	$19,038	$12,545	$11,155

Percentage of amount assumed to net earned	5.4%	4.0%	6.0%

Ceded claims and claim adjustment expenses incurred	$3,175	$2,333	$2,112

Reinsurance recoverables, net of valuation allowance, include amounts recoverable on unpaid and paid claims and were as follows:

(at December 31, in millions)	2004	2003
Mandatory pools and associations	$2,497	$2,204
Structured settlements	3,941	2,411
Other	12,616	6,559

Total reinsurance recoverables	$19,054	$11,174

The Company entered into commutation agreements with a major reinsurer, effective June 30, 2004, resulting in a charge of $153 million for amounts received less than the reinsurance recoverable balances of approximately $1.26 billion. In connection with the commutation, the Company also entered into a new reinsurance agreement effective April 1, 2004, that provides $300 million aggregate coverage for the 2000 accident year exposures written by SPC. Because the new agreement is for events occurring prior to the effective date of the agreement, the resulting $59 million gain has been deferred and will be recognized in earnings as amounts are recovered from the reinsurer. Under the terms of these agreements, the Company received net cash of approximately $867 million.

In 1996, Lloyd’s of London (Lloyd’s) restructured its operations with respect to claims for years prior to 1993 and reinsured these claims into Equitas Limited (Equitas). Amounts recoverable from unaffiliated insurers at December 31, 2004 and 2003 included $90 million and $269 million, respectively, recoverable from Equitas. During the first quarter of 2004, TPC entered into an agreement to settle all current and future reinsurance claims against certain underwriters at Lloyd’s reinsured by Equitas. Under terms of this settlement, the Company received $245 million, resolving approximately $255 million of TPC’s net claim balances from Equitas. Virtually all of the $90 million reinsurance recoverables relating to Equitas remaining at December 31, 2004 relate to SPC.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INSURANCE CLAIMS RESERVES

Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2004	2003
Property-casualty	$58,984	$34,474
Accident and health	86	99

Total	$59,070	$34,573

The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2004	2003	2002
Claims and claim adjustment expense reserves at beginning of year	$34,474	$33,628	$30,616
Less reinsurance recoverables on unpaid losses	10,419	10,360	10,419

Net balance at beginning of year	24,055	23,268	20,197

Provision for claims and claim adjustment expenses for claims arising in the current year	12,855	8,554	7,872
Estimated claims and claim adjustment expenses for claims arising in prior years	2,399	390	3,031
Acquisition(1)	13,653	—	—

Total increases	28,907	8,944	10,903

Claims and claim adjustment expense payments for claims arising in:
Current year	3,998	2,987	2,814
Prior years	7,553	5,170	5,018

Total payments	11,551	8,157	7,832

Unrealized foreign exchange loss	35	—	—

Net balance at end of year	41,446	24,055	23,268
Plus reinsurance recoverables on unpaid losses(1)	17,538	10,419	10,360

Claims and claim adjustment expense reserves at end of year	$58,984	$34,474	$33,628

(1)	SPC net claims and claim adjustment expense reserves at April 1, 2004. SPC gross reserves at that date were $19.50 billion. SPC reinsurance recoverables on unpaid losses at April 1, 2004 were $5.85 billion.

Gross claims and claim adjustment expense reserves at December 31, 2004 increased by $24.51 billion over year-end 2003, primarily as a result of the merger with SPC and reserve charges recorded subsequent to the merger. Of the increase in 2004, $19.50 billion resulted from the addition of the acquired operations, and $2.40 billion was due to estimated claims and claim adjustment expenses for claims arising in prior years, which is described in more detail in the discussion that follows.

The increase in the claims and claim adjustment expense reserves in 2003 from 2002 was primarily due to net prior year reserve strengthening, principally in Commercial, and growth in business volume in both Commercial and Personal. Partially offsetting the above were net payments of $607 million in 2003 and $522 million in 2002 for asbestos and environmental claims, and favorable prior year reserve development for Personal.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INSURANCE CLAIMS RESERVES, Continued

Prior Year Development

In 2004, estimated claims and claim adjustment expenses for claims arising in prior years totaled a net $2.40 billion, including $2.39 billion of net unfavorable prior year reserve development impacting the Company’s results of operations, excluding $75 million of accretion of discount. Pretax net unfavorable prior year reserve development included $928 million to strengthen asbestos reserves primarily as a result of the completion of the Company’s annual asbestos liability review in the fourth quarter, $290 million to strengthen environmental reserves, reserve adjustments related to the merger of $500 million for construction and $300 million for surety, $252 million related to a specific construction contractor, $113 million related to the commutation of agreements with a major reinsurer, and other net reserving actions

The asbestos provision primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants. With regard to the environmental provision, new claims for hazardous waste and pollution continue to decline, though the pace of the decrease has slowed. The average severity of claims has increased, however, leading the Company to conclude that reserves for environmental losses needed to be increased. The majority of the asbestos and environmental provision is included in the Commercial segment. Also included in net unfavorable prior year reserve development of $1.18 billion in the Commercial segment was $38 million related to the commutation of agreements with a major reinsurer along with a strengthening of Gulf reserves, which was more than offset by favorable prior year reserve development in core Commercial operations due to reductions in the frequency of non-catastrophe related losses.

The Specialty segment recorded prior year reserve development of $1.59 billion and included $500 million and $300 million of net unfavorable prior year reserve development related to the construction and surety reserves, respectively, acquired in the merger, as well as a $252 million charge related to a specific construction contractor and $75 million related to the commutation of agreements with a major reinsurer. Results in 2004 also reflected $150 million of unfavorable prior year reserve development recorded in TPC’s Construction operation prior to the merger, other reserve increases, and a charge to increase the allowance for estimated amounts due from a co-surety on a specific construction contractor claim.

In the Personal segment, net favorable prior year reserve development was $378 million, driven by a decline in the frequency of non-catastrophe homeowners’ losses, as well as a reduction in the frequency and severity of losses in the automobile line of business.

In 2003, net unfavorable prior year reserve development included in estimated claims and claim adjustment expenses totaled $390 million. That amount included $549 million of net unfavorable development impacting the Company’s results of operations that primarily resulted from $521 million of reserve strengthening at Gulf Insurance Company, a subsidiary that wrote specialty insurance prior to being placed in runoff in 2004. The net 2003 total also included unfavorable development related to American Equity, an operation that was placed in run-off in the second quarter of 2002, and environmental claims. Those provisions were partially offset by net favorable development in other Commercial businesses, principally property coverages, in which the Company experienced lower non-catastrophe-related claim frequency. In 2003, estimated claims and claim adjustment expenses for claims arising in prior years included $42 million of net favorable loss development on Commercial loss sensitive policies in various lines; however, since the business to which it relates was subject to premium adjustments, there was no impact on results of operations.

In addition, Personal recorded $162 million in net favorable prior year reserve development in 2003 principally due to continued reduced levels of non-catastrophe claim frequency in both homeowners and non-bodily injury automobile businesses, and a $50 million reduction in reserves held related to the terrorist attack on September 11, 2001.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INSURANCE CLAIMS RESERVES, Continued

In 2002, estimated claims and claim adjustment expenses for claims arising in prior years was a net unfavorable development of $3.03 billion. This included $3.13 billion of net unfavorable development which impacted results of operations primarily due to unfavorable development of $2.95 billion related to asbestos. Claims arising in prior years for 2002 also included unfavorable development of $150 million related to environmental claims and favorable development of $100 million related to cumulative injury claims. In addition, estimated claims and claim adjustment expenses for claims arising in prior years included net unfavorable development, primarily related to certain Commercial coverages, predominantly in assumed reinsurance specialty businesses, partially offset by favorable development in Commercial workers’ compensation and Personal automobile. In 2002, estimated claims and claim adjustment expenses for claims arising in prior years included $71 million of net favorable loss development on Commercial loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

For each of the years ended December 31, 2004, 2003 and 2002, changes in allocations between accident years of loss adjustment expenses, pursuant to regulatory reporting requirements, are included in claims and claim adjustment expenses for claims arising in prior years and did not impact results of operations.

The fair value adjustments to the acquired claims and claim adjustment expense reserves and reinsurance recoverables as of April 1, 2004, the merger date, are reported as intangible assets and are being amortized over the expected payout period of the acquired reserves. See note 2.

Asbestos and Environmental Reserves

At December 31, 2004 and 2003, the Company’s claims and claim adjustment expense reserves included $4.57 billion and $3.27 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below.

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the asbestos exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. When the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

With respect to asbestos exposures, the Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in 2004 were $301 million, compared with $452

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INSURANCE CLAIMS RESERVES, Continued

million in 2003. Approximately 22% in 2004 and 57% in 2003 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements that would limit the Company’s liability. The decrease in the percentage of net paid settlements to total paid losses in 2004 primarily reflected an increase in reinsurance billings in 2004, which related to gross payments made in prior periods. In 2004, gross payments associated with policyholders with settlement agreements totaled $199 million, compared with $289 million in 2003.

At December 31, 2004, asbestos reserves, net of reinsurance, were $3.93 billion, compared with $2.98 billion as of December 31, 2003. The Company acquired $311 million of net asbestos reserves in the merger with SPC. Net incurred asbestos losses and loss adjustment expenses totaled $928 million in 2004, driven by a $922 million provision to strengthen reserves in the fourth quarter following completion of the Company’s annual ground-up review of asbestos exposures. That review included an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, state judicial rulings and legislative actions. The $922 million provision was largely driven by an increase in litigation costs and activity surrounding peripheral defendants.

At December 31, 2003, asbestos reserves were $2.98 billion compared to $3.40 billion as of December 31, 2002. The decrease primarily reflected the $452 million of payments made during the course of 2003, partly offset by accretion of discounts of $25 million on reserves for certain policyholders with structured agreements. Other than accretion of discounts, there were no additions to asbestos reserves in 2003 compared to an addition of $2.95 billion in 2002.

In March 2002, Citigroup entered into an agreement under which it provided TPC with financial support for asbestos claims and related litigation, in any year that TPC’s insurance subsidiaries record asbestos-related income statement charges in excess of $150 million, net of any reinsurance, up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002, TPC recorded $2.95 billion of asbestos incurred losses, net of reinsurance, and accordingly has fully utilized the total benefit available under the agreement.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves. In 2004, the Company recorded a pretax charge of $290 million, net of reinsurance, to increase environmental reserves due to revised estimates of costs related to recent settlement initiatives. Net environmental losses paid were $152 million, $155 million and $161 million for the years ended December 31, 2004, 2003 and 2002, respectively.

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2004 are appropriately established based upon known

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INSURANCE CLAIMS RESERVES, Continued

facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	DEBT

Debt and convertible notes payable outstanding were as follows:

(at December 31, in millions)	2004	2003
Short-term:
Commercial paper*	$499	$—
7.875% Senior notes due April 15, 2005*	238	—
7.125% Senior notes due June 1, 2005*	79	—
Medium-term notes maturing in 2005*	99	—

Total short-term debt	915	—

Long-term:
Medium-term notes with various maturities from 2006 to 2010*	298	—
6.75% Senior notes due November 15, 2006	150	150
5.75% Senior notes due March 15, 2007*	500	—
5.25% Senior notes due August 16, 2007*	442	—
3.75% Senior notes due March 15, 2008	400	400
4.22% Nuveen Investments’ third-party debt due 2008*	305	—
4.50% Zero coupon convertible notes due 2009*	117	—
8.125% Senior notes due April 15, 2010*	250	—
7.81% Private placement notes due on various dates through 2011	20	24
5.00% Senior notes due March 15, 2013	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Subordinated debentures due December 15, 2027*	125	—
8.47% Subordinated debentures due January 10, 2027*	81	—
4.50% Convertible junior subordinated notes payable due April 15, 2032	893	893
6.00% Convertible notes payable due December 31, 2032	—	50
6.375% Senior notes due March 15, 2033	500	500
8.50% Subordinated debentures due December 15, 2045*	56	—
8.312% Subordinated debentures due July 1, 2046*	73	—
7.60% Subordinated debentures due October 15, 2050*	593	—

Total long-term debt	5,503	2,717

Total debt principal	6,418	2,717
Unamortized fair value adjustment	245	—
Unamortized debt issuance costs	(39)	(42)

Total debt	$6,624	$2,675

*	Debt instrument acquired in merger.

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

The Company’s consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $56 million for the year ended December 31, 2004.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	DEBT, Continued

The following table presents the unamortized fair value adjustment and the related effective interest rate on the debt instruments acquired in the merger:

(in millions)	Issue Rate	Maturity Date	Unamortized Fair Value Purchase Accounting Adjustment at December 31, 2004	Effective Interest Rate to Maturity
Senior notes	7.875%	Apr 2005	$5	1.645%
	7.125%	Jun 2005	2	1.881%
	5.750%	Mar 2007	33	2.625%
	5.250%	Aug 2007	11	1.389%
	8.125%	Apr 2010	45	4.257%

Medium-term notes	6.4%-7.4%	Through 2010	34	3.310%

Subordinated debentures	7.625%	Dec 2027	22	6.147%
	8.470%	Jan 2027	7	7.660%
	8.500%	Dec 2045	16	6.362%
	8.312%	Jul 2046	20	6.362%
	7.600%	Oct 2050	42	7.057%

Nuveen Investments’ debt	4.220%	Sep 2008	6	3.674%

Zero Coupon convertible notes	4.500%	Mar 2009	2	4.175%

Unamortized fair value adjustment			$245

Description of Debt

Commercial Paper—The Company maintains an $800 million commercial paper program with $1 billion of back-up liquidity, consisting entirely of bank credit agreements. Interest rates on commercial paper issued in 2004 ranged from 1.1% to 2.8%.

Medium-Term Notes—The medium-term notes outstanding at December 31, 2004 bear interest rates ranging from 6.4% to 7.4%, with a weighted average rate of 6.8%. Maturities range from 5 to 15 years after the issuance dates. During 2004, medium-term notes having a par value of $59 million matured or were repurchased.

5.25% Senior Notes—In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million. Each equity unit initially consists of a forward purchase contract for the Company’s common stock (maturing in July 2005), and an unsecured $50 senior note of the company (maturing in 2007). Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005. The number of shares to be purchased will be determined based on a formula that considers the average trading price of the Company’s stock immediately prior to the time of settlement in relation to the $24.20 per share price of common stock at the time of the offering. Had the settlement date been December 31, 2004, the Company would have issued approximately 15 million common shares based on the average trading price of the Company’s common stock immediately prior to that date.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	DEBT, Continued

Nuveen Investments’ Debt—In September 2003, Nuveen Investments issued $300 million of 4.22% notes in a private placement. The notes mature in 2008. A portion of the proceeds was used to refinance existing debt and repay a $105 million loan from SPC. The remainder was used for Nuveen Investments’ general corporate purposes. The carrying value of Nuveen Investments’ debt in the foregoing table included the unamortized gains from the cancellation of prior interest rate swap transactions in connection with the private placement, as well as unamortized private placement debt issue costs.

Zero Coupon Convertible Notes—The zero coupon convertible notes mature in 2009, but are redeemable at the option of the holder for an amount equal to the original issue price plus accreted original issue discount.

3.75%, 5.00%, 6.375% Senior Notes—On March 11, 2003, the Company issued $1.40 billion of senior notes comprising $400 million of 3.75% senior notes due March 15, 2008, $500 million of 5.00% senior notes due March 15, 2013 and $500 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to TIGHI, so that TIGHI could prepay and refinance $500 million of 3.60% indebtedness to Citigroup and to redeem $900 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900 million of preferred capital securities on April 9, 2003.

These senior notes were sold to qualified institutional buyers as defined under Rule 144A under the Securities Act of 1933 (the Securities Act) and outside the United States in reliance on Regulation S under the Securities Act. Accordingly, the notes (the restricted notes) were not registered under the Securities Act or any state securities laws and could not be transferred or resold except pursuant to certain exemptions. As part of this offering, the Company agreed to file a registration statement under the Securities Act to permit the exchange of the notes for registered notes (the Exchange Notes) having terms identical to those of the senior notes described above (Exchange Offer). On April 14, 2003, the Company initiated the Exchange Offer pursuant to a Form S-4 that was filed with the Securities and Exchange Commission. Accordingly, each series of Exchange Notes has been registered under the Securities Act, and the transfer restrictions and registration rights relating to the restricted notes do not apply to the Exchange Notes. As of May 13, 2003 (the Expiration Date of the Exchange Offer), 99.8%, 99.4% and 100% of the company’s 5, 10, and 30-year restricted notes, respectively, were exchanged for Exchange Notes.

4.50% Convertible Junior Subordinated Notes—In March 2002, the Company issued $893 million aggregate principal amount of 4.5% convertible junior subordinated notes, which will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. The Company has the option to defer interest payments on the notes for a period not exceeding 20 consecutive interest periods nor beyond the maturity of the notes. During a deferral period, the amount of interest due to holders of the notes will continue to accumulate, and such deferred interest payments will themselves accrue interest. Deferral of any interest can create certain restrictions for the Company. Unless previously redeemed or repurchased, the notes are convertible into shares of common stock at the option of the holders at any time after March 27, 2003 and prior to April 15, 2032 if at any time (1) the average of the daily closing prices of common stock for the 20 consecutive trading days immediately prior to the conversion date is at least 20% above the then applicable conversion price on the conversion date, (2) the notes have been called for redemption, (3) specified corporate transactions have occurred, or (4) specified credit rating events with respect to the notes have occurred. The notes

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	DEBT, Continued

will be convertible into shares of common stock at a conversion rate of 1.0808 shares of common stock for each $57.68 principal amount of notes (equivalent to an initial conversion price of $53.37 per share of common stock), subject to adjustment in certain events. On or after April 18, 2007, the notes may be redeemed at the Company’s option. The Company is not required to make mandatory redemption or sinking fund payments with respect to the notes. The notes are general unsecured obligations and are subordinated in right of payment to all existing and future Senior Indebtedness. The notes are also effectively subordinated to all existing and future indebtedness and other liabilities of any of the Company’s current or future subsidiaries.

6.00% Convertible Notes—In August 2002, CIRI, a subsidiary of the Company, issued $50 million aggregate principal amount of 6.0% convertible notes (the CIRI Notes) which were to mature on December 31, 2032 unless earlier redeemed or repurchased. Pursuant to a Purchase Agreement between Trident II L.P., Marsh & McLennan Employees’ Securities Company, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Trident Gulf Holding, LLC and The Travelers Indemnity Company (Indemnity), Indemnity agreed to purchase the aggregate principal amount of the CIRI Notes. This transaction was finalized in May 2004.

Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2005, $420 million; 2006, $210 million; 2007, $1.02 billion; 2008, $857 million; and 2009, $119 million.

Line of Credit Agreements

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250 million 364-day revolving line of credit (the TPC 364-Day Line of Credit and, together with the 45-Month Line of Credit, the TPC Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364-Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date.

Prior to the merger, SPC was party to the following line of credit agreements with a syndicate of banks: (i) a $330 million 364-day revolving line of credit (the SPC 364-Day Line of Credit), and (ii) a $270 million 5-year revolving line of credit (the 5-Year Line of Credit and, together with the SPC 364-Day Line of Credit, the SPC Lines of Credit). SPC may, with bank syndicate consent, extend the commitment of the SPC 364-day Line of Credit for additional 364-day periods under the same terms and conditions.

As a result of the expiration of the SPC 364-Day Line of Credit and the TPC 364-Day Line of Credit, the Company entered into a new $480 million 364-day revolving line of credit agreement (the STA 364-Day Line of Credit) with a syndicate of banks. As of December 31, 2004, the Company has access to the following bank credit lines: (i) the $250 million 45-Month Line of Credit, (ii) the $270 million 5-Year Line of Credit, and (iii) the $480 million STA 364-Day Line of Credit (collectively, the Company Line of Credit). The Company Line of Credit supports the Company’s commercial paper program.

Borrowings under the Company Line of Credit may be made, at the Company’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. The Company Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	DEBT, Continued

commitment for each line of credit, a utilization fee. The applicable margin and the rates on which the commitment fee and utilization fee are based vary based upon the Company’s long-term senior unsecured non-credit-enhanced debt ratings.

Covenants. Pursuant to covenants in the 5-Year Line of Credit and STA 364-Day Line of Credit, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. Pursuant to the covenants in the 45-Month Line of Credit, TPC and its subsidiaries must maintain, as of the last day of any fiscal quarter, combined statutory capital and surplus in excess of $5.50 billion and a leverage ratio of total consolidated debt to total consolidated capital of less than 0.45 to 1.00. There were no ratings based triggers for the Company Lines of Credit. At December 31, 2004, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.

Event of Default. An event of default will occur if there is a change in control (as defined in the 45-Month Line of Credit and 5-Year Line of Credit agreements). The merger of TPC and SPC did constitute a change in control for both TPC and SPC; however, both entities did obtain a waiver from their respective banks of that event of default. There were no amounts outstanding under the Company Line of Credit at December 31, 2004.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	FEDERAL INCOME TAXES

(for the year ended December 31, in millions)	2004	2003	2002
Composition of income tax expense (benefit) included in consolidated statement of income (loss)
Current expense (benefit):
Federal	$338	$(7)	$109
Foreign	26	5	3
State	14	—	—

Total current tax expense (benefit)	378	(2)	112

Deferred expense (benefit):
Federal	(275)	539	(589)
Foreign	34	—	—
State	1	—	—

Total deferred tax expense (benefit)	(240)	539	(589)

Tax expense (benefit) on income (loss) before minority interest and cumulative effect of change in accounting principles	138	537	(477)
Tax benefit on cumulative effect of change in accounting principles	—	—	(26)

Total income tax expense (benefit) included in consolidated statement of income (loss)	$138	$537	$(503)

Composition of income tax expense (benefit) included in common shareholders’ equity
Expense (benefit) relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	$(117)	$234	$225

Total income tax expense (benefit) included in consolidated financial statements	$21	$771	$(278)

Effective tax rate
Income (loss) before federal, foreign and state income taxes, minority interest and cumulative effect of change in accounting principles	$1,128	$2,229	$(260)
Statutory tax rate	35%	35%	35%

Expected federal income tax expense (benefit)	395	780	(91)
Tax effect of:
Nontaxable investment income	(284)	(201)	(180)
Recoveries under Citigroup Indemnification Agreement	—	—	(182)
Tax reserve adjustment	6	(40)	(23)
Foreign operations	34	—	—
Other, net	(13)	(2)	(1)

Total income tax expense (benefit) on income (loss) before minority interest and cumulative effect of change in accounting principles	$138	$537	$(477)

Effective tax rate on income before minority interest and cumulative effect of change in accounting principles	12%	24%	(183)%

The current income tax payable was $188 million and $226 million at December 31, 2004 and 2003, respectively and is included in other liabilities in the consolidated balance sheet.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	FEDERAL INCOME TAXES, Continued

The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2004	2003
Deferred tax assets
Claims and claim adjustment expense reserves	$1,751	$947
Net operating loss carryforward	731	—
Unearned premium reserves	651	432
Other	842	204

Total gross deferred tax asset	3,975	1,583

Less valuation allowance	128	—

Net deferred tax asset	3,847	1,583

Deferred tax liabilities
Deferred acquisition costs	493	337
Investments	635	522
Intangible assets	381	—
Other	327	46

Total gross deferred tax liabilities	1,836	905

Total deferred income taxes	$2,011	$678

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in the valuation allowance for deferred tax assets was an increase of $128 million in 2004 relating to foreign operations. Based predominantly upon a review of the Company’s anticipated future taxable income, but also including all other available evidence, both positive and negative, the Company’s management concluded that it is “more likely than not” that the net deferred tax assets will be realized.

At December 31, 2002, the Company had a net operating loss (NOL) carryforward of $1.39 billion. Under the terms of the tax sharing agreement with Citigroup, the Company is entitled to carry operating losses back to prior years upon receiving Citigroup’s consent. During the first quarter of 2003, the Company received Citigroup’s consent and, as a result, the Company’s deferred tax asset was reduced by $487 million with a corresponding reduction to the current federal income tax payable (included in other cash flows from operating activities in the consolidated statement of cash flows). On June 9, 2003, the Company received a federal income tax refund of $531 million, which included the utilization of the NOL carryforward.

For the period ending March 27, 2002, the Company was included in the consolidated federal income tax return filed by Citigroup. Citigroup allocated federal income taxes to its subsidiaries on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability was paid currently to Citigroup. Any credit for losses was paid by Citigroup currently to the extent that such credits were for tax benefits that have been utilized in the consolidated federal income tax return.

As of March 28, 2002, as a result of the IPO, the Company is no longer included in the Citigroup consolidated federal income tax return. As of that date, the Company began filing its own consolidated federal income tax return. The Company’s intercompany tax sharing agreement was amended to include the SPC companies effective with their acquisition on April 1, 2004.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	FEDERAL INCOME TAXES, Continued

For tax return purposes, as of December 31, 2004, the Company had NOL carryforwards that expire, if unused, in 2017-2021 and foreign tax credit (FTC) carryforwards that expire, if unused, in 2009-2013. The amount and timing of realizing the benefits of NOL and FTC carryforwards depend on future taxable income and limitations imposed by tax laws. The approximate amounts of those NOLs on a regular tax basis and an alternative minimum tax (AMT) basis were $2.09 billion and $276 million, respectively. The approximate amounts of the FTCs both on a regular tax basis and an AMT basis were $27 million. The benefits of the NOL and FTC carryforwards have been recognized in the consolidated financial statements.

U.S. income taxes have not been provided on $149 million of the Company’s foreign operations’ undistributed earnings as of December 31, 2004, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

Taxes on the GAAP basis in excess of tax basis of approximately $1.96 billion related to the Company’s majority ownership of Nuveen Investments have not been recognized as of December 31, 2004. In January 2005, the Company announced that it will explore strategic alternatives to divest its majority ownership position in Nuveen Investments, which may result in a transaction that is tax-free, taxable, or some combination thereof.

12.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY

Mandatorily Redeemable Securities of Subsidiary Trusts

TIGHI, in 1996, formed statutory subsidiary business trusts under the laws of the State of Delaware, which issued Trust Securities representing undivided beneficial interests in the assets of the trust. The gross proceeds of the Trust Securities were invested in Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) of its parent (TPC). On April 9, 2003, TIGHI redeemed the $900 million aggregate principal of the TIGHI 8.00% to 8.08% Junior Subordinated Debentures held by the subsidiary trusts. The subsidiary trusts, in turn, used these funds to redeem the $900 million liquidation value of the Trust Securities.

Preferred Stock

The Company’s preferred shareholders’ equity represents the par value of preferred shares outstanding that the Company assumed in the merger related to The St. Paul Companies, Inc. Stock Ownership Plan (SOP) Trust, less the remaining principal balance on the SOP Trust debt. The SOP Trust borrowed funds from a U.S. underwriting subsidiary to finance the purchase of the preferred shares, and the Company guaranteed the SOP debt.

The SOP Trust may at any time convert any or all of the preferred shares into shares of the Company’s common stock at a rate of eight shares of common stock for each preferred share. The Board of Directors has reserved a sufficient number of authorized common shares to satisfy the conversion of all preferred shares issued to the SOP Trust and the redemption of preferred shares to meet employee distribution requirements. Upon the redemption of preferred shares, the Company will issue shares of common stock to the trust to fulfill the redemption obligations. See note 14.

Holders of preferred stock have a preference upon liquidation, dissolution or winding up of the Company of $100 per share.

Common Stock

On April 1, 2004, each issued and outstanding share of TPC class A and class B common stock (including the associated preferred stock purchase rights) was exchanged for 0.4334 of a share of the Company’s common stock. See note 2.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY, Continued

The Company is governed by the Minnesota Business Corporation Act. All authorized shares of voting common stock have no par value. Shares of common stock reacquired are considered treasury shares. The number of authorized shares of the company is 1.75 billion.

The articles of incorporation allow the Company to issue five million undesignated shares. The Board of Directors may designate the type of shares and set the terms thereof. The Board designated 1,450,000 shares as Series B Convertible Preferred Stock in connection with the formation of the Stock Ownership Plan.

On January 25, 2005, the Company, through its Capital Accumulation Program (CAP) and on January 25, 2005 and February 4, 2005, through its Equity Awards program, issued 2,048,729 common stock awards in the form of restricted stock and deferred stock to participating officers and other key employees. The fair value per share of the common stock was $36.97 and $38.16 on January 25, 2005 and February 4, 2005, respectively. These awards generally vest after a two-year period for the 2005 CAP awards and three years for the 2005 awards issued under the Equity Awards program. On January 22, 2004 and January 23, 2003, the Company issued under the CAP program 847,593 and 842,368 shares, respectively, of common stock in the form of restricted stock to participating officers and other key employees. The fair value per share of the common stock was $41.35 and $37.33, respectively. The restricted stock awards in 2004 and 2003 generally vest after a three-year period.

On March 21, 2002, TPC sold approximately 231 million shares of its class A common stock in a public offering for net proceeds of $4.09 billion.

Treasury Stock

All shares of TPC common stock that were held by the Company as treasury stock at the merger date of April 1, 2004, were cancelled and retired as of that date.

The Company’s 2004 Incentive Plan, the SPC 1994 Stock Incentives Plan and the TPC 2002 Incentive Plan provide settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. At December 31, 2004 and 2003, the Company had purchased $14 million and $18 million, respectively, of its common stock under this plan.

Prior to the merger, TPC’s Board of Directors approved a $500 million share repurchase program. During 2003, TPC repurchased approximately 1.1 million shares (as adjusted for the merger) of its common stock at a total cost of $40 million. That repurchase program was terminated upon completion of the merger.

The Company entered into a commitment, in conjunction with the August 2002 Citigroup Distribution, to acquire the Company common stock held by the Citigroup Capital Accumulation Program (Citigroup CAP) upon forfeiture of plan participants for which it prepaid $15 million. This commitment expires over three years upon vesting of the Citigroup CAP participants. In March 2004, Citigroup accelerated the vesting of their CAP participant awards, and accordingly, the Company has no further obligation to acquire the company stock held by Citigroup CAP. The Company has 63,321 shares due from Citigroup for unvested shares and a prepaid balance due from Citigroup of $7 million. At December 31, 2003 and 2002, TPC had acquired $4 million and $1 million, respectively, of its common stock pursuant to this arrangement.

Common shares acquired under these plans are reported as treasury stock in the consolidated balance sheet.

Dividends

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.61 billion is available in 2005 for such dividends without prior approval of the

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY, Continued

Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $2.09 billion of dividends from its insurance subsidiaries in 2004.

Statutory Net Income and Surplus

Statutory net income (loss) of the Company’s insurance subsidiaries was $1.58 billion, $1.95 billion, and $(974) million for the years ended December 31, 2004, 2003 and 2002, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $15.11 billion and $8.44 billion at December 31, 2004 and 2003, respectively.

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Minimum Pension Liability Adjustment	Other (1)	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2001	$256	$—	$(15)	$241
Net change in unrealized gains on investment securities, net of tax and minority interest of $297	575	—	—	575
Less: Reclassification adjustment for net realized gains included in net income, net of tax and minority interest of $(48)	(99)	—	—	(99)
Change in minimum pension liability adjustment, net of tax of $(37)	—	(68)	—	(68)
Change in other, net of tax of $10	—	—	8	8

Current period change	476	(68)	8	416

Balance, December 31, 2002	732	(68)	(7)	657
Net change in unrealized gains on investment securities, net of tax and minority interest of $200	349	—	—	349
Less: Reclassification adjustment for net realized gains included in net income, net of tax and minority interest of $(17)	(21)	—	—	(21)
Change in minimum pension liability adjustment, net of tax of $33	—	62	—	62
Change in other, net of tax of $18	—	—	39	39

Current period change	328	62	39	429

Balance, December 31, 2003	1,060	(6)	32	1,086
Net change in unrealized gains on investment securities, net of tax and minority interest of $(109)	(220)	—	—	(220)
Less: Reclassification adjustment for net realized losses included in net income, net of tax and minority interest of $11	28	—	—	28
Change in other, net of tax of $(4)	—	—	58	58

Current period change	(192)	—	58	(134)

Balance, December 31, 2004	$868	$(6)	$90	$952

(1)	Includes foreign currency translation adjustments, changes in value of private equity securities and the cumulative effect of the change in accounting for derivative instruments and hedging activities.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. INCENTIVE PLANS

After the merger, the Company’s Board of Directors adopted The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan), which also was approved by the Company’s shareholders on July 28, 2004. The purposes of the 2004 Incentive Plan are to reward the efforts of the Company’s non-employee directors, executive officers and other employees and to attract new personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. The maximum number of shares of the Company’s common stock that may be issued pursuant to awards granted under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below.

In connection with the adoption of the 2004 Incentive Plan, the legacy Travelers Property Casualty Corp. 2002 Stock Incentive Plan (legacy TPC 2002 Incentive Plan) and the legacy St. Paul Global Stock Option Plan (legacy Global Stock Option Plan), which ceased granting awards after 2001, were terminated. The legacy St. Paul Amended and Restated 1994 Stock Incentive Plan (legacy SPC 1994 Stock Plan) had expired on May 4, 2004 by its own terms, and other legacy SPC stock plans had either terminated or had no shares available for future grant. The legacy TPC 2002 Incentive Plan was the only plan pursuant to which TPC could make stock-based awards prior to the merger. Outstanding grants were not affected by the plans’ termination including the grant of reload options related to prior option grants under the legacy TPC 2002 Incentive Plan and the legacy SPC 1994 Stock Plan.

The 2004 Incentive Plan is the only plan pursuant to which future stock-based awards may be granted. In addition to the 35 million shares initially authorized for issuance under the 2004 Incentive Plan, the following will not be counted towards the 35 million shares available and will be available for future grants under the 2004 Incentive Plan: (i) shares of common stock subject to an award that expires unexercised, that is forfeited, terminated or canceled, that is settled in cash or other forms of property, or otherwise does not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds.

Except for shares delivered to or retained in the SPC 1994 Stock Plan and the TPC 2002 Incentive Plan in connection with the payment of the exercise price of and, as to TPC option grants, the withholding of taxes applicable to the exercise of, outstanding options under those plans that have reload features, the provisions of the preceding paragraph that result in shares becoming available for future grants under the 2004 Incentive Plan also apply to any awards granted under the SPC1994 Stock Plan and the TPC 2002 Incentive Plan that were outstanding on the effective date of the 2004 Stock Plan. In addition, the number of shares of common stock available for grant under the 2004 Stock Plan will not be reduced by shares subject to awards granted under the 2004 Incentive Plan upon the assumption of or in substitution for awards in connection with business combinations (as defined in the 2004 Incentive Plan).

After the merger, the Company’s Board of Directors also adopted a compensation program for non-employee directors (the 2004 Director Compensation Program). Under the 2004 Director Compensation Program, non-employee directors’ compensation consists of an annual retainer, a deferred stock award and a stock option award. Each non-employee director may choose to receive all or a portion of his or her annual

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCENTIVE PLANS, Continued

retainer and any committee chair or co-chair fees paid in the form of cash, common stock or deferred stock. Deferred stock for the annual retainer, and committee chair and co-chair fees, is elected pursuant to the St. Paul Travelers Deferred Compensation Plan for Non-Employee Directors that the Board adopted after the merger and is vested upon grant. The annual deferred stock awards vest one year after the date of award. Any of the deferred stock awards may accumulate until distribution at a future date or upon termination of a director’s service. The shares of the Company’s common stock issued under the 2004 Director Compensation Program, including shares of deferred stock, are awarded under the 2004 Incentive Plan.

Fixed Stock Option Awards

2004 Incentive Plan

The Company established an Equity Awards program under the 2004 Incentive Plan, pursuant to which the Company may issue stock option awards to eligible officers and key employees. Under the Equity Awards program, stock option awards are granted having a ten-year term with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Generally, the stock options vest over a four year period, with 50% of the option shares vesting on the 2nd anniversary of the date of grant, and 25% of the option shares vesting on each of the 3rd and 4th anniversaries of the grant date. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant.

Legacy TPC 2002 Incentive Plan

On April 1, 2004, in accordance with the merger agreement, the outstanding stock options to purchase shares of TPC common stock were converted into options to purchase the Company’s common stock. These stock options retained substantially the same terms and conditions that were applicable prior to the conversion. The 0.4334 merger exchange ratio was applied to the outstanding TPC stock options to reflect this conversion.

The TPC stock options awards granted under the legacy TPC 2002 Incentive Plan have a ten-year term with an exercise price equal to the fair value of the Company’s common stock on the date of grant (as adjusted to reflect the merger). Stock options granted under this plan prior to April 27, 2004, generally vest 20% each year over a five-year period. Stock options granted under this plan from April 27, 2004 until the plan termination on July 28, 2004, generally vest over a four year period, with 50% of the option shares vesting on the 2nd anniversary of the date of grant, and 25% of the option shares vesting on each of the 3rd and 4th anniversaries of the grant date. Prior to January 23, 2003, certain stock option awards granted under the TPC 2002 Incentive Plan permitted an employee exercising an option to be granted a new option (a reload option) in an amount equal to the number of shares of the TPC common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option. Prior to the merger, the reload options were granted at an exercise price equal to the fair market value of TPC’s common stock on the date of grant, and after the merger the reload options will be granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The reload options vest six months after the grant date and are exercisable for the remaining term of the related original option.

Also under the TPC 2002 Incentive Plan, TPC had established a Wealthbuilder stock option program which provided for the granting of stock options to all employees meeting certain requirements, having the same terms as the management grants described above except that the awards granted under this program did not contain stock option reload features. TPC ceased issuing stock-option awards under the Wealthbuilder stock option program after June 2002.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCENTIVE PLANS, Continued

Legacy SPC 1994 Stock Plan and Global Stock Option Plan

On April 1, 2004, in connection with the merger, the Company assumed 23 million outstanding SPC stock options, of which approximately 4 million remained unvested related to legacy SPC equity-based compensation plans. These stock options retained the same terms and conditions that were applicable prior to the merger. Under the SPC stock option programs, stock option awards were granted having a ten year term with an exercise price equal to the fair value of the Company’s common stock on the date of grant. Generally, options vest 25% each year over a four-year period. Certain stock option awards granted under the SPC 1994 Stock Plan between February 2002 and February 3, 2003 permitted an employee exercising an option to be granted a new option (a reload option) in an amount equal to the number of shares of the Company common stock used to satisfy the exercise price due upon exercise of an option. The reload options are granted at an exercise price equal to the fair market value of the Company common stock on the date of grant, vest one year after the grant date and are exercisable for the remaining term of the related original option.

Legacy Citigroup Incentive Plans

Prior to the IPO in March 2002, TPC participated in various stock option plans sponsored by its former affiliate, Citigroup, that provided for the granting of stock options in Citigroup common stock to officers and key employees, and, in the case of certain stock option programs, to all employees meeting specific requirements.

On August 20, 2002, in connection with the Citigroup Distribution, Citigroup stock option awards held by TPC employees on that date under various legacy Citigroup incentive plans were cancelled and replaced with stock option awards (replacement awards) to purchase TPC’s common stock under the TPC 2002 Incentive plan. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. Reflecting adjustment for the merger, the total number of the Company’s common stock subject to the replacement awards was 25 million shares of which 11 million shares were vested and therefore exercisable. The number of shares of TPC’s common stock to which the replacement awards related and the per share exercise price of the replacement awards were determined so that:

•	the intrinsic value of each Citigroup option, which was the difference between the closing price of Citigroup’s common stock on August 20, 2002, and the exercise price of the Citigroup options, was preserved in each replacement award for TPC’s common stock; and

•	the ratio of the exercise price of the replacement award to the closing price of the Company’s common stock on August 20, 2002, immediately after the Citigroup Distribution, was the same as the ratio of the exercise price of the Citigroup option to the price of Citigroup common stock immediately before the Citigroup Distribution.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCENTIVE PLANS, Continued

Information with respect to stock option activity under the Company’s stock option plans for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	30,422,539	$41.19	32,988,349	$40.68	—	—
Granted:
Original:
Newly granted	1,327,575	41.67	198,269	37.31	9,380,224	42.04
Converted (1)	350,188	62.79	—	—	—	—
Reload	553,583	39.21	477,121	36.48	114,675	31.77
Assumed/Replacement	23,049,803	39.50	—	—	24,657,910	39.89
Exercised	(4,420,171)	28.53	(1,721,435)	23.42	(514,178)	19.70
Forfeited	(3,439,258)	44.09	(1,519,765)	48.11	(650,282)	45.78

Outstanding, end of year	47,844,259	$41.24	30,422,539	$41.19	32,988,349	$40.68

(1)	Represents the conversion of the outstanding stock options to purchase CIRI stock into options to purchase the Company’s common stock.

The following table summarizes the information about stock options outstanding under the Company’s stock option plans at December 31, 2004:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Under $25.00	1,577,568	1.8 years	$19.70	1,577,568	$19.70
$25.00—$29.99	5,715,276	3.6 years	27.04	5,699,526	27.03
$30.00—$34.99	5,095,944	6.3 years	31.80	4,884,146	31.72
$35.00—$39.99	4,629,502	5.2 years	36.79	4,066,127	36.62
$40.00—$44.99	16,167,177	7.4 years	42.78	8,278,430	43.00
$45.00—$49.99	8,337,550	5.9 years	48.17	7,607,276	48.06
$50.00—$54.99	1,694,164	4.7 years	52.27	1,481,315	52.28
Over $54.99	4,627,078	5.3 years	59.09	3,265,575	58.92

	47,844,259	5.9 years	$41.24	36,859,963	$40.16

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCENTIVE PLANS, Continued

All original and reload stock options granted under the Company’s stock option programs had an exercise price equal to the market value of the Company’s common stock on the date of grant. The stock option awards of SPC assumed in the merger on April 1, 2004, the awards of CIRI converted on August 4, 2004, and the replacement awards granted on August 20, 2002 retained the intrinsic value of the awards immediately prior to being assumed, converted or replaced and therefore the exercise price either exceeded the market value or was less than the market value on those respective dates. The following table presents the weighted average exercise price and weighted average grant date fair value information with respect to these grants:

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2004
Original awards
Exercise price equal to market at grant	1,881,158	$40.97	$9.27
Exercise price exceeds market at grant	350,188	$62.79	$6.42
Assumed awards
Exercise price exceeds market at grant	13,287,228	$45.13	$7.58
Exercise price less than market at grant	9,762,575	$31.88	$12.40

Total granted 2004	25,281,149	$39.95	$9.55

2003
Original awards
Exercise price equal to market at grant	675,390	$36.73	$2.86

2002
Original awards
Exercise price equal to market at grant	9,494,899	$41.90	$13.47
Replacement awards
Exercise price exceeds market at grant	12,006,955	$54.11	$7.25
Exercise price less than market at grant	12,650,955	$26.37	$16.80

Total granted 2002	34,152,809	$40.45	$12.51

Stock Option Fair Value Information

The fair value effect of stock options is derived by application of a variation of the Black-Scholes option pricing model.

The significant assumptions used in estimating the fair value on the date of the grant for original options and reload options granted in 2004, 2003 and 2002 and for the awards assumed on April 1, 2004 from SPC at the merger and replacement awards issued August 20, 2002 to TPC employees who held Citigroup stock option awards on that date were as follows:

	2004	2003	2002
Expected life of stock options	3 years	3 years	4 years
Expected volatility of the Company’s stock (1)	32.1%	29.4%	36.8%
Risk-free interest rate	2.5%	2.04%	3.17%
Expected annual dividend per share	$0.88	$0.60	$0.46
Expected annual forfeiture rate	5%	5%	5%

(1)	The expected volatility is based on the average volatility of an industry peer group of entities because the Company only became publicly traded in March 2002.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCENTIVE PLANS, Continued

In connection with SPC options assumed in the merger, the estimated fair value of all the outstanding SPC stock options at April 1, 2004 was $186 million and was included in the determination of the purchase price based upon the announcement date market price per share of SPC common stock, using an option-pricing model. The unvested stock option awards require the holder to render service during the vesting period and are therefore considered unearned compensation. At April 1, 2004, the estimated fair values of the unvested awards were $35 million and have been included in unearned compensation as a separate component of equity. The unearned compensation expense is being recognized as a charge to income over the remaining vesting period.

In connection with the Citigroup Distribution, the exchange of options in conjunction with a spinoff is considered a modification and therefore the modification guidance of FAS 123 was applied to the replacement awards issued on August 20, 2002. For vested replacement options, any excess of the fair value of the modified options issued over the fair value of the original options at the date of exchange was recognized as additional compensation cost. For nonvested replacement options, any excess of the fair value of the modified options issued over the fair value of the original options at the date of exchange is added to the remaining unrecognized compensation cost of the original option and recognized over the remaining vesting period.

Also, CIRI had equity-based compensation plans in which awards were granted in CIRI’s privately held common stock. In connection with Indemnity’s purchase of the minority interest of CIRI (see note 2) the Company converted CIRI’s outstanding equity based-awards into awards in the Company’s common stock. The converted awards retained the same terms and conditions that were applicable prior to the conversion. The conversion of CIRI outstanding nonvested options into options to purchase the Company’s common stock is considered a modification and therefore the modification guidance of FAS 123 was applied to the converted awards. For these converted options, the excess of the fair value of the modified options issued over the fair value of the original options at the date of exchange is added to the remaining unrecognized compensation cost of the original option and recognized over the remaining vesting period.

Under FAS 123, reload options are treated as separate grants from the original grants and as a result are separately valued when granted. Reload options are exercisable for the remaining term of the related original option and therefore would generally have a shorter estimated life. Shares received through option exercises under the reload program are subject to restriction on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of reload options granted to reflect these sales restrictions.

Restricted Stock and Deferred Stock Programs

2004 Incentive Plan

The Company may issue awards of restricted stock and deferred stock to eligible officers and key employees pursuant to the 2004 Incentive Plan. Such awards include restricted stock grants under the Capital Accumulation Program (CAP) and Equity Awards program established pursuant to the 2004 Incentive Plan. Awards issued under the CAP program are in the form of restricted stock and the number of shares included in the restricted stock award is calculated at a 10% discount from the market price on the date of the award and generally vest in full after a two-year period from the date of grant. Other restricted stock awards issued under the Equity Awards program generally vest in full after a three-year period from the date of grant. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. Awards granted to non-U.S. participants are in the form of deferred stock awards. These deferred stock awards are granted at market price and generally vest after three years from the date of grant and are subject to the same conditions as the restricted stock awards except that the shares are not issued until the vesting criteria are satisfied.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCENTIVE PLANS, Continued

Legacy TPC 2002 Incentive Plans

On April 1, 2004, in accordance with the merger agreement, the restricted stock awards and deferred stock awards of the legacy TPC 2002 Incentive Plan were converted to restricted stock awards and deferred stock awards in the Company’s common stock. These restricted stock awards and deferred stock awards retained substantially the same terms and conditions that were applicable prior to the conversion. The 0.4334 merger exchange ratio was applied to the outstanding TPC restricted stock awards and deferred stock awards to reflect this conversion.

The TPC restricted stock awards granted under the legacy TPC 2002 Incentive Plan were awarded to eligible officers and key employees through TPC’s Capital Accumulation Program (TPC CAP). Under this plan, certain TPC CAP participants received part of their annual bonus awards in restricted stock, and at their election, part in stock options. The number of shares included in the restricted stock award was calculated at a 25% discount from the market price on the date of the award and generally vested in full after a three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. Awards granted to non-U.S. participants were in the form of deferred stock awards. These deferred stock awards are subject to the same conditions as the restricted stock awards except that the shares are not issued until the vesting criteria are satisfied.

Legacy SPC 1994 Stock Plan

On April 1, 2004, in connection with the merger, the Company assumed approximately 240,000 of outstanding SPC restricted stock awards related to SPC equity-based compensation plans. These restricted stock awards retained the same terms and conditions that were applicable prior to the merger. Under the SPC 1994 Stock Plan, the awards of restricted stock were subject to completing a specified objective or period of employment, generally one to five years. Under the SPC Capital Accumulation Plan, implemented in 2002, the number of shares included in the restricted stock award is calculated at a 10% discount from the market price at the date of the award and generally vests in full after a two-year period. The unvested restricted stock awards require the holder to render service during the vesting period and are therefore considered unearned compensation. At April 1, 2004, the estimated fair value of the unvested restricted stock awards subject to amortization was $9 million and has been included in unearned compensation as a separate component of equity. The unearned compensation expense is being recognized as a charge to income over the remaining vesting period.

Legacy Citigroup Incentive Plan

Prior to the IPO, TPC participated in Citigroup’s Capital Accumulation Plan (Citigroup CAP) that provided for the issuance of shares of Citigroup common stock in the form of restricted stock awards to eligible officers and other key employees with substantially the same terms as the TPC’s 2002 CAP.

On August 20, 2002, in connection with the Citigroup Distribution, the unvested outstanding awards of restricted stock and deferred shares held by TPC employees on that date under Citigroup CAP, were cancelled and replaced by awards comprised primarily of 1.3 million newly issued shares of TPC’s common stock (which reflects adjustment for the merger) at a total market value of $53 million based on the closing price of the TPC’s common stock on August 20, 2002. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. The value of these newly issued shares along with the

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	INCENTIVE PLANS, Continued

common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards.

Information with respect to restricted stock and deferred stock awards is as follows:

	2004	2003	2002
New shares granted	1,668,862	947,233	—
SPC assumed awards April 1, 2004	237,592	—	—
Replacement grants at August 20, 2002	—	—	1,435,226
Weighted average fair value per share at issuance	$37.03	$37.26	$39.94

In addition, the St. Paul Travelers Deferred Compensation Plan for Non-Employee Directors and legacy SPC and TPC directors’ plans allow deferred receipt of shares of common stock (deferred stock) to a future distribution date or upon termination of a director’s service. The after-tax compensation cost associated with this plan was not significant in 2004, 2003 and 2002.

Unearned compensation expense is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock and deferred stock awards was $26 million, $17 million and $17 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Incentive Plans

In addition to the Company’s equity-based compensation plans discussed above, Nuveen Investments has an equity-based compensation plan in which awards are granted in Nuveen Investments’ publicly traded common stock. The after-tax compensation cost associated with these awards included in the Company’s earnings was approximately $9 million.

14.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

Prior to December 31, 2004, both TPC and SPC sponsored qualified non-contributory defined benefit pension plans. On December 31, 2004, the qualified noncontributory defined benefit pension plans of TPC and SPC were merged to form one plan. The Company sponsors the merged plan, which covers substantially all employees and provides benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final pay formulas. In addition, the Company and TPC sponsor nonqualified defined benefit pension plans which cover certain highly-compensated employees and also sponsor postretirement health and life insurance benefit plans for employees satisfying certain age and service requirements and for certain retirees. Prior to the August 20, 2002 Citigroup Distribution, substantially similar benefits were provided to TPC employees through plans sponsored by Citigroup.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

Obligations and Funded Status

The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company’s benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

(at and for the year ended December 31, in millions)	Pension Plans		Postretirement Benefit Plans
	2004	2003	2004	2003
Change in projected benefit obligation
Benefit obligation at beginning of year	$619	$521	$14	$13
SPC acquisition	1,110	—	300	—
Benefits earned	50	28	3	—
Interest cost on benefit obligation	90	37	14	1
Actuarial loss	16	39	5	—
Benefits paid	(88)	(6)	(15)	—
Foreign currency exchange rate change	4	—	—	—

Benefit obligation at end of year	$1,801	$619	$321	$14

Change in plan assets
Fair value of plan assets at beginning of year	$602	$431	$—	$—
SPC acquisition	1,194	—	28	—
Actual return on plan assets	125	82	—	—
Company contributions	7	95	13	—
Benefits paid	(88)	(6)	(15)	—
Foreign currency exchange rate change	4	—	—	—

Fair value of plan assets at end of year	$1,844	$602	$26	$—

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of plan	$43	$(17)	$(295)	$(14)
Unrecognized:
Prior service benefit	(32)	(37)	—	—
Net actuarial loss	158	156	7	1

Net amount recognized	$169	$102	$(288)	$(13)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$239	$120	$—	$—
Accrued benefit liability	(80)	(28)	(288)	(13)
Accumulated other comprehensive income	10	10	—	—

Net amount recognized	$169	$102	$(288)	$(13)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $1.73 billion and $574 million at December 31, 2004 and 2003, respectively.

For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation and the aggregate accumulated benefit obligation were $106 million and $102 million, respectively, at December 31, 2004 and were each $28 million at December 31, 2003. The fair value of plan assets for the above plans was $23 million and $0 at December 31, 2004 and 2003, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

The pretax minimum liability included in other comprehensive income was $10 million at both December 31, 2004 and 2003.

The Company does not have a best estimate of contributions expected to be paid to the qualified pension plan during the next fiscal year at this time.

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2004	2003
Assumptions used to determine benefit obligations
Discount rate	6.00%	6.25%
Future compensation increase rate	4.00%	4.00%

Assumptions used to determine net periodic benefit cost
Discount rate	6.00% to 6.25%	6.75%
Expected long-term rate of return on assets	8.00%	8.00%

Assumed health care cost trend rates
Following year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2009

In choosing the expected long-term rate of return, the Company’s Pension Plan Investment Committee considered the historical returns of equity and fixed income markets in conjunction with today’s economic and financial market conditions.

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $39 million at December 31, 2004, and the aggregate of the service and interest cost components of net postretirement benefit expense by $4 million for the year ended December 31, 2004. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2004 by $32 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $3 million for the year ended December 31, 2004. The sensitivity of the foregoing hypothetical changes in the assumed health care cost trend rates to the accumulated postretirement benefit obligation at December 31, 2003, and the aggregate of the service and interest cost components of net postretirement benefit expense for the year ended December 31, 2003 was negligible.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was enacted. The 2003 Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has concluded that prescription drug benefits available under the SPC postretirement benefit plan are actuarially equivalent to Medicare Part D and thus qualify for the federal subsidy under the 2003 Medicare Act. The Company also expects that the Federal subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. As a result, the estimated effect of the 2003 Medicare Act was reflected in the purchase accounting remeasurement of the SPC postretirement benefit plan on April 1, 2004. The effect of this adjustment was a $29 million reduction (with no tax effect) in the accumulated postretirement benefit obligation as of

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

April 1, 2004 and a reduction of $2 million in net periodic postretirement benefit cost for the year ended December 31, 2004. See note 1.

Components of Net Periodic Benefit Cost

The following table summarizes the components of net benefit expense recognized in the consolidated statement of income for the benefit plans for the years ended December 31, 2004 and 2003 and for the period August 20, 2002 through December 31, 2002.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2004	2003	2002	2004	2003	2002
Service cost	$50	$28	$10	$3	$—	$—
Interest cost on benefit obligation	90	37	13	14	1	—
Expected return on plan assets	(119)	(39)	(15)	(1)	—	—
Amortization of unrecognized:
Prior service cost	(5)	(6)	(2)	—	—	—
Net actuarial loss	9	5	1	—	—	—

Net benefit expense	$25	$25	$7	$16	$1	$—

The Company’s share of expenses related to these plans for the period January 1, 2002 to August 20, 2002 was not significant.

Plan Assets

The percentage of the fair value of pension plan assets held by asset category is as follows:

(at December 31,)	2004	2003
Equity securities	66%	60%
Debt securities	30%	40%
Cash	2%	—
Other	2%	—

Total	100%	100%

Pension plan assets are invested for the exclusive benefit of the plan participants and beneficiaries and are intended, over time, to satisfy the benefit obligations under the plan. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. The asset mix guidelines have been established and are reviewed quarterly. These guidelines are intended to serve as tools to facilitate the investment of plan assets to maximize long-term total return and the ongoing oversight of the plan’s investment performance. The investment portfolio contains a diversified mix of equity and fixed-income investments. Equity investments are diversified across U.S. and non-U.S. stocks. Other assets such as partnerships and real estate are used to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through daily and monthly investment portfolio review, annual liability measurements, and periodic asset/liability studies.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

Weighted average target asset allocations at December 31, 2004 by asset category were as follows:

Asset Category	Plan Assets
Equity securities	30 – 70%
Debt securities	30 – 70%
Cash	0 – 10%
Other	0 – 10%

Equity securities include 797,600 shares of the Company’s common stock with a market value of $30 million at December 31, 2004.

The Company’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2004 by asset category were as follows:

Asset Category	2004
Debt securities	84%
Cash	16%

Estimated Future Benefit Payments

Benefits expected to be paid, which reflect estimated future employee service, are estimated to be:

Expected payments by period (in millions)	Pension Plans	Postretirement Benefit Plans
2005	$68	$20
2006	77	19
2007	84	20
2008	95	21
2009	103	21
2010 through 2014	596	114

401(k) Savings Plan

The Company has a 401(k) savings plan under which substantially all legacy TPC employees and Company employees hired after April 1, 2004, are eligible to participate. In 2004, the Company matched employee contributions up to 5% of eligible pay but not more than $2,500 annually. Prior to 2004, the Company matched employee contributions up to 3% of eligible pay but not more than $1,500 annually. The expense related to this plan was $34 million, $20 million and $17 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Savings Plus and Stock Ownership Plans

In connection with the merger, the Company assumed The St. Paul Companies, Inc. Savings Plus Plan (SPP), a 401(k) savings plan and The St. Paul Companies, Inc. Stock Ownership Plan (SOP). Substantially all employees who were hired by legacy SPC before April 1, 2004 are eligible to participate in these plans. In 2004 under the SPP, the Company matched 100% of employees’ contributions up to a maximum of 6% of their salary. The match was in the form of preferred shares, to the extent available in the SOP, or in the Company’s common shares. Also allocated to participants were preferred shares equal to the value of dividends on previously allocated shares.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

To finance the preferred stock purchase for future allocation to qualified employees, the SOP borrowed $150 million at 9.4% from a primary U.S. underwriting subsidiary. As the principal and interest of the trust’s loan is paid, a pro rata amount of preferred stock is released for allocation to participating employees. Each share of preferred stock pays a dividend of $11.72 annually and is currently convertible into eight shares of our common stock. Preferred stock dividends on all shares held by the trust are used to pay a portion of the SOP obligation. In addition to dividends paid to the trust, additional cash contributions are made to the SOP as necessary in order to meet the SOP’s debt obligation.

All common shares and the common stock equivalent of all preferred shares held by the SOP are considered outstanding for diluted EPS computations and dividends paid on all shares are charged to retained earnings.

The Company follows the provisions of Statement of Position 76-3, “Accounting Practices for Certain Employee Stock Ownership Plans,” and related interpretations in accounting for this plan. The Company recorded an expense of $5 million in 2004.

The following table details the shares held in the SOP at December 31, 2004:

Shares	Common	Preferred
Allocated	3,521,641	570,074
Committed to be released	—	16,239
Unallocated	—	—

Total	3,521,641	586,313

The SOP allocated the final 71,346 preferred shares in 2004. The SOP has no preferred shares available for future allocations.

15.	LEASES

Rent expense was $214 million, $115 million and $123 million in 2004, 2003 and 2002, respectively. Rent expense related to certain leases in 2002 was shared by TPC and a former affiliate on a cost allocation method based generally on estimated usage by department. In conjunction with the Citigroup Distribution, TPC purchased certain properties from Citigroup.

Future minimum annual rental payments under noncancellable operating leases are $171 million, $149 million, $127 million, $100 million, $68 million and $124 million for 2005, 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively. Future sublease rental income of approximately $69 million will partially offset these commitments.

16.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, financial futures and forward contracts, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company’s insurance subsidiaries do not hold or issue derivatives for trading purposes.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

For fair value hedges, changes in the fair value of derivatives are reflected in net realized investment gains (losses), together with changes in the fair value of the related hedged item. At December 31, 2004, the amount that the Company expects to include in earnings over the next twelve months for fair value hedges is not significant. The Company did not utilize fair value hedges during the year ended December 31, 2003. The Company’s fair value hedges result from Nuveen Investments’ utilization of interest rate swaps entered into to hedge a portion of the fair value of its private placement debt. The swaps were terminated in 2004.

For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in the earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At December 31, 2004, the amount that the Company expects to include in net realized investment gains (losses) over the next twelve months for these cash flow hedges is not significant. To the extent these derivatives are not effective, changes in their fair value are immediately included in net realized investment gains (losses). The Company’s cash flow hedges primarily include hedges of floating rate available-for-sale securities and certain forecasted transactions up to a maximum tenure of one year.

For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative hedging the net investment, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the years ended December 31, 2004 and 2003, the amount included in the foreign currency translation adjustment in equity from nonowner sources was a $4 million loss and a $17 million loss, respectively. The ineffective portion is reflected in net realized investment gains (losses).

The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in net realized investment gains (losses). During the years ended December 31, 2004 and 2003, the Company had no realized gains or losses from hedge ineffectiveness.

Derivatives that are not designated or do not qualify as hedges are also carried at fair value with changes in value reflected in net realized investment gains (losses). The Company has certain U.S. treasury futures contracts and foreign currency forward contracts, which are not designated as hedges at December 31, 2004 and 2003.

For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset and

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources, and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued because a forecasted transaction will not occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in net realized investment gains (losses). During the years ended December 31, 2004 and 2003, the Company had no discontinued forecasted transactions.

The Company also purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). The Company bifurcates an embedded derivative where a) the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, b) the entire instrument would not otherwise be remeasured at fair value, and c) a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities.

The Company engaged in U.S. Treasury note futures transactions to modify the duration of the investment portfolio. The Company enters into 90 day futures contracts on 2 year, 5 year, 10 year and 30 year U.S. Treasury notes which require a daily mark to market settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $1.33 billion and $1.48 billion at December 31, 2004 and December 31, 2003, respectively. These derivative instruments are not designated and do not qualify as hedges under FAS 133 and as such the daily mark to market settlement is reflected in net realized investment gains (losses). Net realized investment gains (losses) in 2004 and 2003 included losses of $44 million and $27 million, respectively, related to U.S. Treasury futures contracts which are settled daily.

As a result of the merger, the Company acquired 6 million stock purchase warrants of Platinum Underwriters, a publicly held company. These warrants are not designated and do not qualify as hedges under FAS 133 and as such the mark to market is reflected in net realized gains (losses).

Nuveen Investments entered into swap agreements that have not been designated as hedging instruments. The swap agreements are used to support new products offered by Nuveen Investments. The mark-to-market valuations were not significant and are reflected in results of operations.

During the third quarter of 2004, the Company terminated its interest rate swap agreements which had been acquired in the merger. The notional value of these swaps was $730 million at the time of the termination. These interest rate swap agreements were used to manage exposure of certain of its fixed rate debt to changes in interest rates. These derivative instruments did not qualify for continued hedge accounting following the merger and, as such, the mark-to-market changes in fair value were reflected in net realized investment gains and losses prior to the termination of these agreements.

Fair Value of Financial Instruments

The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by FAS 107, Disclosures about Fair Value of Financial Instruments, and, therefore, are not included in the amounts discussed.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

At December 31, 2004 and 2003, investments in fixed maturities had a fair value, which equaled carrying value, of $54.26 billion and $33.05 billion, respectively. The fair value of investments in fixed maturities for which a quoted market price or dealer quote are not available was $574 million and $685 million at December 31, 2004 and 2003, respectively. See note 1.

The carrying values of cash, short-term securities, mortgage loans, investment income accrued, and payables for securities lending and repurchase agreements approximated their fair values. See notes 1 and 6.

The carrying values of $1.23 billion and $284 million of financial instruments classified as other assets approximated their fair values at December 31, 2004 and 2003, respectively. The carrying values of $4.94 billion and $2.69 billion of financial instruments classified as other liabilities at December 31, 2004 and 2003, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at December 31, 2004 was $6.62 billion and $6.78 billion, respectively. The respective totals at December 31, 2003 were $2.68 billion and $2.77 billion.

The fair value of commercial paper included in debt outstanding at December 31, 2004 approximated its book value of $499 million because of its short-term nature. For other debt, the fair value estimate was based upon the bid price at December 31, 2004 and 2003.

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

TPC is involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos, including ACandS’ bankruptcy proceedings. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims are covered by insurance policies issued by TPC. These proceedings have resulted in decisions favorable to TPC, although those decisions are subject to appellate review. The status of the various proceedings is described below.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted. In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.). On September 16, 2004, the Court entered an order denying ACandS’ motion to vacate the arbitration award. On October 6, 2004, ACandS filed a notice of appeal. Briefing of the appeal is complete. Oral argument has not been scheduled.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D. Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC. TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above. The Court found the dispute was moot as a result of the arbitration panel’s decision. The Court, therefore, based on the arbitration panel’s decision, dismissed the case. On October 6, 2004, ACandS filed a notice of appeal. This appeal has been consolidated with the appeal referenced in the paragraph above. Briefing of the appeal is complete. Oral argument has not been scheduled.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations remaining under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These cases were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia. Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”). Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio and Texas state courts against TPC and SPC and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, had been subject to a temporary restraining order entered by the federal bankruptcy court in New York that had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns-Manville. In August 2002, the bankruptcy court conducted a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order. During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoined these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court. Notwithstanding the injunction, additional Common Law Claims were filed and served on TPC.

On November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached. This settlement includes a lump sum payment of up to $412 million by TPC, subject to a number of significant contingencies. After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Each of these settlements is contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court in connection with the original Johns-Manville bankruptcy proceedings.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred. The order also applies to similar direct action claims that may be filed in the future.

Five appeals were taken from the August 17, 2004 ruling. These appeals have been consolidated and are currently pending. The parties have completed briefing all of the issues and await a date for oral argument. The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review. It is not possible to predict how appellate courts will rule on the pending appeals.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it. Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers. There have been favorable rulings during 2003 and 2004 in Texas and during 2004 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions. The plaintiffs in these actions have appealed these favorable rulings. SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Management’s Discussion and Analysis of

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Financial Condition and Results of Operations—Asbestos Claims and Litigation”, “—Environmental Claims and Litigation” and “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Shareholder Litigation and Related Proceedings

TPC and its board of directors were named as defendants in three putative class action lawsuits brought by shareholders alleging breach of fiduciary duty in connection with the merger of TPC and SPC and seeking injunctive relief as well as unspecified monetary damages. The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. December 15, 2003). The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty. On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval of the settlements. The settlement included a modification to the termination fee that could have been paid had the merger not been completed, additional disclosure in the proxy statement distributed in connection with the merger and a nominal amount for attorneys’ fees. Before court approval of the settlement, additional shareholder litigation was commenced, as described below. In light of that litigation, the parties are evaluating how to proceed.

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota. Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws. The complaints do not specify damages. These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation. Plaintiffs have not yet filed a consolidated class action complaint. An additional putative class action based on the same allegations was brought in New York State Supreme Court. This action was subsequently transferred to, and is currently pending in, the District of Minnesota.

In addition, five other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota. Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors. In these two actions, plaintiff shareholders allege violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis. Two derivative actions have been brought against all current directors of the Company, naming the Company as a nominal defendant. In Rowe v. Fishman, et al. (Oct. 22, 2004), the plaintiff shareholder alleges state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation described above. In Clark v. Fishman, et al. (Nov. 18,

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

2004), the plaintiff shareholder alleges state law claims, including breach of fiduciary duty, based on the Company’s alleged mismanagement of and failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis. The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. In the fifth of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action in the District of Minnesota against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004). The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those alleged in In re St.Paul Travelers Securities Litigation.

The Company believes that these lawsuits have no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that one or more of these proceedings will not be material to the Company’s results of operations in a future period. The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law. As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending these lawsuits.

Other Proceedings

In previous filings, the Company reported on a series of purported class actions and one multi-party action brought in various courts around the United States against certain of TPC’s subsidiaries, dozens of other insurers and the National Council on Compensation Insurance. The allegations in the actions were substantially similar, and generally alleged that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers’ compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. The plaintiffs in the actions do not specify damages. TPC has vigorously defended the actions, with all but a few of the actions having been dismissed to date. In addition, the plaintiffs’ attempts to obtain class certification have not been successful. Under the present circumstances, the Company does not believe its remaining exposure to be significant.

From time to time the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraph.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters to have a material adverse effect on its results of operations in a future period.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies. The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” lawyer liability insurance and branding requirements for salvage automobiles. The Company or its affiliates have received subpoenas or written requests for information from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Illinois Department of Financial and Professional Regulation; (xi) State of Iowa Insurance Division; (xii) State of Maryland Insurance Administration; (xiii) Commonwealth of Massachusetts Office of the Attorney General; (xiv) State of Minnesota Office of the Attorney General; (xv) State of New York Office of the Attorney General; (xvi) State of New York Department of Insurance; (xvii) State of North Carolina Department of Insurance; (xviii) State of Ohio Office of the Attorney General; (xix) Commonwealth of Pennsylvania Office of the Attorney General; (xx) State of Texas Department of Insurance; (xxi) State of West Virginia Office of the Attorney General; and (xxii) the United States Securities and Exchange Commission. The Company is cooperating fully with these subpoenas and requests for information. In addition, the Company is currently undertaking its own review of the matters addressed by these subpoenas and requests for information. The Company is not able to predict the outcome of the various agencies’ investigations or the reviews being undertaken, or how these matters may affect the Company, if at all.

Four putative class action lawsuits have been brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The complaints are captioned Shell Vacations LLC v. Marsh & McLennan Companies, Inc. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc. (N.D. Ill. Jan. 21, 2005); Boros v. Marsh & McLennan Companies, Inc. (N.D. Cal. Feb. 4, 2005) and Mulcahey v. Arthur J. Gallagher & Co. (D.N.J. February 23, 2005). Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers. The complaints include causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, federal and state common law and the laws of the various states prohibiting antitrust violations and unfair and/or deceptive trade practices. Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its income statement in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger. After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at December 31, 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger.

Other Commitments and Guarantees

Commitments

Venture Capital—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities. The Company’s total future estimated obligations related to its venture capital investments were $289 million at December 31, 2004. In the normal course of business, the Company has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These additional commitments were $483 million and $652 million at December 31, 2004 and 2003, respectively.

Nuveen Investments’ Acquisition—As of December 31, 2004, the Company’s asset management subsidiary, Nuveen Investments, may be required to make additional payments of up to $120 million related to their acquisition of Symphony Asset Management, LLC (Symphony), based on Symphony reaching specified performance and growth targets.

SPC’s Sale of Minet—In May 1997, SPC completed the sale of its insurance brokerage operation, Minet, to Aon Corporation. SPC agreed to indemnify Aon against any future claims for professional liability and other specified events that occurred or existed prior to the sale. The Company assumed obligations related to this indemnification upon consummation of the merger. The Company monitors its exposure under these claims on a regular basis. The Company believes reserves for reported claims are adequate, but it does not have information on unreported claims to estimate a range of additional liability. From 1997 to 2004, SPC purchased insurance to cover a portion of its exposure to such claims. Under the sale agreement, SPC also committed to acquire a minimum level of reinsurance brokerage services from Aon through 2012. That commitment requires the Company to make a contractual payment to Aon to the extent such minimum level of service is not acquired. The maximum annual amount payable to Aon for such services and any such contractual payment related to that commitment is $20 million. SPC also had commitments under lease agreements through 2015 for vacated space (included in lease commitment totals in note 15), as well as a commitment to make payments to a former Minet executive. The Company assumed all obligations to these commitments upon consummation of the merger.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Guarantees

The Company has certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, premium deficiencies or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. As of December 31, 2004, the aggregate amount of the Company’s quantifiable indemnification obligations in effect for sales of business entities was $1.94 billion. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.

18.	RELATED PARTY TRANSACTIONS

Prior to the Citigroup Distribution, TPC provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, TPC and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, TPC entered into an investment management agreement, which was applied retroactively to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup provided investment advisory and administrative services to TPC with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on investment performance. This agreement was modified and extended through the first quarter of 2005. Charges incurred related to this agreement were $58 million for the year ended December 31, 2004, $60 million for the year ended December 31, 2003 and $47 million for the period from April 1, 2002 through December 31, 2002. TPC and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, was not significant to the Company’s results of operations or financial condition.

Included in revenues in the consolidated statement of income (loss) for 2002 was $520 million from the Citigroup indemnification agreement.

In conjunction with the purchase of TIGHI’s outstanding shares in April 2000, TPC borrowed $2.20 billion pursuant to a note agreement with Citigroup. This note was prepaid during 2002 following the offerings. Interest expense included in the consolidated statement of income was $6 million in 2002.

The Company had notes payable to Citigroup of $700 million at December 31, 2002, which was repaid during 2003. Interest expense included in the consolidated statement of income was $9 million and $18 million in for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003, TPC had $15 million of securities pledged as collateral to Citigroup to support a letter of credit facility for certain of TPC’s surety customers.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	RELATED PARTY TRANSACTIONS, Continued

In the ordinary course of business, the Company purchases and sells securities through formerly affiliated broker-dealers. These transactions are conducted on an arm’s-length basis. Commissions are not paid for the purchase and sale of debt securities.

The Company participates in reinsurance agreements with TIC, a former affiliate.

The Company purchases annuities from former affiliates to settle certain claims. Through 2004, the Company had agreed to use TIC as the most preferred provider of annuities, as long as Citigroup maintains competitive ratings and its products are competitively priced. Reinsurance recoverables at December 31, 2004 and 2003 included $718 million and $761 million, respectively, related to these annuities.

SPC had made loans to certain current and former executive officers for their purchase of the Company’s common stock in the open market. These were full-recourse loans, further secured by a pledge of the stock purchased with the proceeds. The loans accrued interest at the applicable federal rate for loans of such maturity. Loans to former executive officers were being repaid in accordance with agreed-upon terms. The total amount receivable under this program was $1 million on December 31, 2003. This program was terminated effective March 20, 2002; consequently, no new loans were made after that date. All loans were repaid as of December 31, 2004.

19.	RESTRUCTURING ACTIVITIES

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

(in millions)	Accrued Costs	Payments	Adjustments	Balance at December 31, 2004
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$71	$(43)	$(3)	$25
Costs to exit leases	4	(1)	5	8
Other exit costs	4	(2)	—	2

Total included in the allocation of purchase price	79	(46)	2	35

Employee termination costs included in general and administrative expenses:
Commercial	33	(4)	(9)	20
Specialty	2	(1)	—	1
Personal	4	—	(1)	3

Total included in general and administrative expenses	39	(5)	(10)	24

Total restructuring costs	$118	$(51)	$(8)	$59

Employee termination and relocation costs consist primarily of severance benefits for which payments will be substantially completed by the end of 2006. Costs to exit leases include remaining lease obligations on properties to be vacated by the Company and are expected to be fully paid by the end of 2007. Other exit costs include the remaining costs related to a redundant computer software contract which are expected to be fully paid by the end of 2005. Adjustments during 2004 primarily represent changes in the original estimate as a result of new information which became available to the Company.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	NONCASH INVESTING AND FINANCING ACTIVITIES

There were no significant noncash financing or investing activities for the years ended December 31, 2004 and 2003 other than the acquisition of SPC (See note 2). In 2002, TPC paid dividends of $5.10 billion to Citigroup in the form of notes payable. These notes were all repaid during 2002.

21.	CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of December 31, 2004.

Prior to the merger, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the year ended December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$13,682	$5,356	$—	$—	$19,038
Net investment income	2,063	594	6	—	2,663
Fee income	682	24	—	—	706
Asset management	—	390	—	—	390
Net realized investment gains (losses)	175	(139)	(75)	—	(39)
Other revenues	130	53	3	(10)	176

Total revenues	16,732	6,278	(66)	(10)	22,934

Claims and expenses
Claims and claim adjustment expenses	9,266	6,173	—	—	15,439
Amortization of deferred acquisition costs	2,188	790	—	—	2,978
General and administrative expenses	1,955	1,142	52	(4)	3,145
Interest expense	143	8	99	(6)	244

Total claims and expenses	13,552	8,113	151	(10)	21,806

Income (loss) before income taxes and minority interest	3,180	(1,835)	(217)	—	1,128
Income tax expense (benefit)	856	(646)	(72)	—	138
Equity in earnings of subsidiaries, net of tax	—	(1)	1,100	(1,099)	—
Minority interest, net of tax	10	25	—	—	35

Net income (loss)	$2,314	$(1,215)	$955	$(1,099)	$955

(1)	The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,603 subject to securities lending and repurchase agreements) (amortized cost $53,004)	$34,334	$19,895	$32	$(5)	$54,256
Equity securities, at fair value (cost $720)	614	102	75	—	791
Real estate	2	771	—	—	773
Mortgage loans	148	43	—	—	191
Short-term securities	2,695	2,320	127	—	5,142
Other investments	2,151	1,345	61	—	3,557

Total investments	39,944	24,476	295	(5)	64,710

Cash	166	91	17	—	274
Investment income accrued	410	261	3	(3)	671
Premiums receivable	4,115	2,086	—	—	6,201
Reinsurance recoverables	11,058	7,996	—	—	19,054
Ceded unearned premiums	716	806	—	—	1,522
Deferred acquisition costs	1,033	526	—	—	1,559
Deferred tax asset	924	662	596	(171)	2,011
Contractholder receivables	3,986	1,643	—	—	5,629
Goodwill	2,412	2,869	—	—	5,281
Intangible assets	356	1,345	—	—	1,701
Investment in subsidiaries	—	1	23,738	(23,739)	—
Other assets	1,698	1,873	(72)	(297)	3,202

Total assets	$66,818	$44,635	$24,577	$(24,215)	$111,815

Liabilities
Claims and claim adjustment expense reserves	$35,796	$23,274	$—	$—	$59,070
Unearned premium reserves	7,162	4,148	—	—	11,310
Contractholder payables	3,986	1,643	—	—	5,629
Payables for reinsurance premiums	202	651	—	—	853
Debt	2,624	494	3,809	(303)	6,624
Other liabilities	4,784	2,746	(433)	31	7,128

Total liabilities	54,554	32,956	3,376	(272)	90,614

Shareholders’ equity
Preferred stock:
Stock Ownership Plan—convertible preferred stock (0.6 shares issued and outstanding)	—	29	193	(29)	193
Guaranteed obligation—Stock Ownership Plan	—	—	(5)	—	(5)
Common stock (1,750.0 shares authorized; 670.7 shares issued; 670.3 shares outstanding)	4	753	17,414	(757)	17,414
Additional paid-in capital	8,694	8,932	—	(17,626)	—
Retained earnings	2,774	2,000	2,744	(4,774)	2,744
Accumulated other changes in equity from nonowner sources	865	86	952	(951)	952
Treasury stock, at cost (0.4 shares)	(14)	—	(14)	14	(14)
Unearned compensation	(58)	—	(83)	58	(83)
Minority interest	(1)	(121)	—	122	—

Total shareholders’ equity	12,264	11,679	21,201	(23,943)	21,201

Total liabilities and shareholders’ equity	$66,818	$44,635	$24,577	$(24,215)	$111,815

(1)	The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the year ended December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,314	$(1,207)	$955	$(1,107)	$955
Net adjustments to reconcile net income to net cash provided by operating activities	1,608	3,037	(1,465)	1,106	4,286

Net cash provided (used) by operating activities	3,922	1,830	(510)	(1)	5,241

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	3,947	1,673	1	—	5,621
Mortgage loans	76	—	—	—	76
Proceeds from sales of investments
Fixed maturities	4,381	3,564	—	—	7,945
Equity securities	182	63	20	—	265
Mortgage loans	40	21	—	—	61
Real estate	—	—	—	—	—
Purchases of investments
Fixed maturities	(9,863)	(6,659)	—	—	(16,522)
Equity securities	(55)	(38)	(1)	—	(94)
Mortgage loans	(55)	—	—	—	(55)
Real estate	—	(22)	—	—	(22)
Short-term securities, (purchases) sales, net	(556)	(1,332)	(87)	1	(1,974)
Other investments, net	571	255	—	—	826
Securities transactions in course of settlement	(877)	(231)	—	—	(1,108)
Net cash acquired in merger	(19)	185	—	—	166
Other	—	29	—	—	29

Net cash used in investing activities	(2,228)	(2,492)	(67)	1	(4,786)

Cash flows from financing activities
Issuance of debt	—	—	302	—	302
Payment of debt	(54)	—	(173)	—	(227)
Issuance of common stock-employee stock options	43	18	68	—	129
Subsidiary’s treasury stock acquired	—	(34)	—	—	(34)
Treasury stock acquired—net employee Stock-based compensation	(22)	—	(1)	—	(23)
Dividends (paid ) received by parent company	(1,690)	(190)	1,880	—	—
Capital contributions and loans between subsidiaries		940	(940)	—	—
Dividends to shareholders	(81)	—	(561)	—	(642)
Repurchase of minority interest of subsidiary	(76)	—	—	—	(76)
Payment of dividend on subsidiary’s stock	—	(10)	—	—	(10)
Other	—	22	19	—	41

Net cash provided (used) in financing activities	(1,880)	746	594	—	(540)

Effect of exchange rate changes on cash	—	7	—	—	7

Net increase (decrease) in cash	(186)	91	17	—	(78)
Cash at beginning of period	352	—	—	—	352

Cash at end of period	$166	$91	$17	$—	$274

Supplemental disclosure of cash flow information
Income taxes (received) paid	$747	$78	$(219)	$—	$606
Interest paid	$138	$6	$142	$—	$286

(1)	The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2004 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$4,127	$6,181	$6,261	$6,365	$22,934
Total expenses	3,310	6,666	5,836	5,994	21,806

Income (loss) before federal income taxes and minority interest	817	(485)	425	371	1,128
Federal income tax expense (benefit)	227	(217)	72	56	138
Minority interest, net of tax	3	7	13	12	35

Net income (loss)	$587	$(275)	$340	$303	$955

Earnings (loss) per share:(1)
Basic	$1.35	$(0.42)	$0.51	$0.45	$1.56
Diluted	1.31	(0.42)	0.50	0.44	1.53

2003 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$3,603	$3,749	$3,746	$4,041	$15,139
Total expenses	3,196	3,148	3,185	3,381	12,910

Income before federal income taxes and minority interest	407	601	561	660	2,229
Federal income taxes	90	155	132	160	537
Minority interest, net of tax	(23)	5	3	11	(4)

Net income	$340	$441	$426	$489	$1,696

Earnings per share:(1)
Basic	$0.78	$1.02	$0.98	$1.13	$3.91
Diluted	0.76	0.99	0.95	1.09	3.80

(1)	Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year. Historical earnings per share data for 2003 and the first quarter of 2004 were restated to reflect the impact of the merger with SPC.

23.	SUBSEQUENT EVENT

On January 31, 2005, the Company announced its intention to explore alternatives for divestiture of ownership of its 79% share of Nuveen Investments, an asset management franchise. The proposed divestiture reflects the Company’s strategic decision to focus on its property-casualty business. The Company anticipates a disposition within twelve months.

Item 9.	CHANGES IN AND DI SAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCE DURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result of the merger of SPC and TPC and the consolidation of the Company’s corporate headquarters in St. Paul, Minnesota, the Company made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2004. The changes involved combining the financial reporting process and the attendant personnel and system changes. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with generally accepted accounting principles. The Company’s accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company’s Audit Committee.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2004. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting is effective at December 31, 2004, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The St. Paul Travelers Companies, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that The St. Paul Travelers Companies, Inc., and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Paul Travelers Companies, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because on its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The St. Paul Travelers Companies, Inc., and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The St. Paul Travelers Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The St. Paul Travelers Companies, Inc., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota

March 16, 2005

Item 9B.	O THER INFORMATION

On January 25, 2005, the compensation committee (Compensation Committee) of the Board of Directors of the Company approved the annual base salaries, annual incentive (i.e., cash bonus) awards, awards of restricted stock made pursuant to the Company’s Capital Accumulation Program (CAP), stock option grants and other restricted stock grants for executive officers of the Company.

Salary and Cash Bonus

The following table sets forth the annual base salaries as of the end of 2004 and for 2005 for the Company’s Chief Executive Officer and the four other most highly compensated executive officers of the Company during 2004 (collectively, the Named Executive Officers). The salary information for 2005 is effective as of January 1, 2005, except for the salary increase for Mr. Miller, which is effective as of April 1, 2005.

Name and Position	Year	Base Salary
Jay S. Fishman	2005	$1,000,000
Chief Executive Officer & President	2004	$1,000,000

Robert I. Lipp	2005	$1,000,000
Chairman of the Board	2004	$1,000,000

T. Michael Miller	2005	$650,000
Co-Chief Operating Officer	2004	$625,000

Jay S. Benet	2005	$575,000
Executive Vice President and Chief Financial Officer	2004	$575,000

William H. Heyman	2005	$575,000
Executive Vice President & Chief Investment Officer	2004	$575,000

In 2002, in order to achieve tax deductibility of executive compensation, a proposal was approved by SPC shareholders that created the Senior Executive Performance Plan, which identifies a maximum bonus pool that could be available to the Compensation Committee for possible award to the Company’s Named Executive Officers. If a pool is available, the Compensation Committee, in its sole discretion, reviews both the Company’s and the individual’s performance and determines what, if any, amounts will be paid under the Senior Executive Performance Plan. Generally, if the Company’s return on equity (which is determined by dividing the after-tax operating earnings for the performance period by beginning total common shareholders’ equity) for a performance period is greater than 8%, the bonus pool available to the Compensation Committee will be equal to 1.5% of after-tax operating earnings. In assessing the Company’s and the individual’s performance to determine what, if any, amounts will actually be awarded, the Compensation Committee weighs the recent financial performance of the Company or a business segment, as applicable, depending on the executive, as well as other short- and long-term objectives. In this regard, the Compensation Committee considers operating income as the most appropriate indicator of recent financial performance, generally exclusive of the impact of factors beyond the executive’s control, for example catastrophes. The Compensation Committee also considers other financial measures, as well as the degree to which objectives have been achieved and other qualitative factors, such as the strategic positioning of the Company or the applicable business segment. For bonuses and CAP awards in respect of 2004, the Compensation Committee considered corporate integration and expense reduction after the merger of TPC and SPC as important objectives. The available pool for 2004 was $27.6 million, of which the Compensation Committee awarded to the Named Executive Officers $5.0 million, comprised of approximately $3.7 million in cash and $1.3 million in shares of restricted stock pursuant to the Company’s Capital Accumulation Program.

The following table sets forth the cash bonus awards and the grant date market values of the CAP restricted stock awards for the Named Executive Officers made pursuant to the Senior Executive Performance Plan for 2004.

Name and Position	Bonus	CAP Awards
Jay S. Fishman	$1,012,500	$374,950
Chief Executive Officer & President

Robert I. Lipp	$750,000	$277,756
Chairman of the Board

T. Michael Miller	$675,000	$249,991
Co-Chief Operating Officer

Jay S. Benet	$675,000	$249,991
Executive Vice President and Chief Financial Officer

William H. Heyman	$600,000	$222,227
Executive Vice President & Chief Investment Officer

The following table sets forth the annual equity grants and special equity grants made by the Compensation Committee on January 25, 2005 to the Named Executive Officers. The regular stock option grants will vest 50% after two years from the date of grant and 25% after each of the third and fourth years from the date of grant. The regular restricted stock grants will vest three years after the date of grant. Special equity grants (both stock options and restricted stock) vest 50% after four years from the date of grant and 50% after five years from the date of grant. All stock options have an exercise price of $36.97 per share.

Name and Position	Regular Stock Options	Regular Restricted Stock	Special Stock Options	Special Restricted Stock
Jay S. Fishman	483,201	42,264	—	—
Chief Executive Officer & President

Robert I. Lipp	100,506	8,791	—	—
Chairman of the Board

T. Michael Miller	48,320	4,226	96,640	25,358
Co-Chief Operating Officer

Jay S. Benet	44,455	3,888	73,447	19,272
Executive Vice President and Chief Financial Officer

William H. Heyman	44,455	3,888	47,676	12,510
Executive Vice President & Chief Investment Officer

The Company will provide additional information regarding the compensation of its Named Executive Officers in its Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 3, 2005.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

Set forth below is information concerning the Company’s executive officers as of March 10, 2005.

Name	Age	Office
Robert I. Lipp	66	Chairman of the Board of Directors
Jay S. Fishman	52	Chief Executive Officer, President and Director
Brian W. MacLean	51	Co-Chief Operating Officer
T. Michael Miller	46	Co-Chief Operating Officer
Charles J. Clarke	69	Vice Chairman
Irwin R. Ettinger	66	Vice Chairman
John A. MacColl	56	Vice Chairman
Jay S. Benet	52	Executive Vice President and Chief Financial Officer
William H. Heyman	56	Executive Vice President and Chief Investment Officer
Andy F. Bessette	51	Executive Vice President and Chief Administrative Officer
Samuel G. Liss	48	Executive Vice President – Strategic Development
Kenneth F. Spence, III	49	Executive Vice President and General Counsel
Kent D. Urness	56	Executive Vice President – International
Maria Olivo	40	Executive Vice President – Investor Relations
Doreen Spadorcia	47	Executive Vice President – Claim
Joseph P. Lacher, Jr.	35	Executive Vice President – Personal
John C. Treacy	41	Senior Vice President and Corporate Controller
Bruce A. Backberg	56	Senior Vice President and Corporate Secretary

Robert I. Lipp, 66, has been Chairman of the Company since the merger of Travelers Property Casualty Corp. (TPC) and The St. Paul Companies, Inc. (SPC) on April 1, 2004 (the Merger). Prior to that, he was Chairman and Chief Executive Officer of TPC since December 18, 2001. Mr. Lipp also served as Chairman of Travelers Insurance Group Holdings, Inc. (TIGHI, a subsidiary of TPC) from 1996 to March 2000 and from January 2001 to October 2001, and was the Chief Executive Officer and President of TIGHI from 1996 to 1998. During 2000, Mr. Lipp was a Vice-Chairman and member of the Office of the Chairman of Citigroup. He was Chairman and Chief Executive Officer—Global Consumer Business of Citigroup from 1999 to 2000. From October 1998 to April 1999, he was Co-Chairman Global Consumer Business of Citigroup. From 1993 to 2000, he was Chairman and Chief Executive Officer of Travelers Insurance Group Inc., a TPC predecessor company. From 1991 to 1998, he was a Vice-Chairman and Director of Travelers Group, Inc. and from 1991 to 1993, he was Chairman and Chief Executive Officer of CitiFinancial Credit Company. Prior to joining Citigroup in 1986, Mr. Lipp spent 23 years with Chemical New York Corporation.

Jay S. Fishman, 52, has been Chief Executive Officer and President of the Company since joining SPC in October 2001. He held the additional title of Chairman of SPC from October 2001 until the Merger. Prior to October 2001, Mr. Fishman was Chief Operating Officer of finance and risk for Citigroup, where he was responsible for coordinating all risk and financial functions throughout that company. He was also then serving as Chief Executive Officer and President of TIGHI (since 1998) and as Chairman (from March 2000 to January 2001), and as head of Citigroup’s global insurance businesses and the consumer business in Japan and Western Europe. Mr. Fishman held several key executive posts at Primerica, Travelers and Citigroup from 1989 to October 2001. Prior to 1989, Mr. Fishman was with Shearson Lehman Brothers, where he was senior vice president of Merchant Banking. Previously, he was a principal in a private investment and leveraged buyout firm, and director of mergers and acquisitions at American Can Company.

Brian W. MacLean, 51, has been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial. He joined TIGHI in 1988.

T. Michael Miller, 46, has been Co-Chief Operating Officer of the Company since February 1, 2005. Mr. Miller was Chief Executive Officer – Specialty Commercial of SPC from October 2001 until the Merger, and held the same title with the Company until January 31, 2005. Prior to October 2001, he served in various executive positions with the insurance operations of SPC since joining SPC in 1995.

Charles J. Clarke, 69, has been Vice Chairman of the Company since the Merger. Prior to that, he was President of TPC. Mr. Clarke was President of TIGHI from January 2001 to October 2001 and Chairman and Chief Executive Officer of TIGHI from October 2001 to December 2001. He served as Vice Chairman of TIGHI from January 1998 to January 2001. He had held other executive and management positions with TPC for many years, and he has been with TPC since 1958.

Irwin R. Ettinger, 66, has been Vice Chairman of the Company since the Merger. Prior to that time, he was Vice Chairman of TPC since June 2002. Mr. Ettinger served as the Chief Accounting and Tax Officer for Citigroup from 1998 to May 2002 and held other positions of increasing responsibility since joining Citigroup in 1987. He joined Citigroup from Arthur Young & Co. (now Ernst & Young) where he was a partner for 18 years.

John A. MacColl, 56, has been Vice Chairman of the Company since the Merger. He had held the same position with SPC since May 2002, and he was SPC’s General Counsel from May 1999 through the Merger and held that position with the Company until August 2004. Mr. MacColl joined SPC as Executive Vice President in April 1998, following SPC’s merger with USF&G Corporation, where he had served as Executive Vice President and General Counsel.

Jay S. Benet, 52, has been Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held the same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup’s Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

William H. Heyman, 56, has been Executive Vice President and Chief Investment Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively, a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

Andy F. Bessette, 51, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was vice president of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

Samuel G. Liss, 48, has been Executive Vice President-Business Development of the Company since the Merger, and prior to that, he held the same office with SPC since joining SPC in February 2003. From December 2001 until he joined SPC, Mr. Liss was an independent financial consultant. He served as Managing Director with Credit Suisse First Boston from May 1994 to November 2001. Mr. Liss was a senior analyst at Salomon Brothers from 1980 to April 1994.

Kenneth F. Spence, III, 49, has been Executive Vice President and General Counsel of the Company since August 2004. From the date of the Merger until August 2004, Mr. Spence served in several leadership positions in the Company’s Legal Services group, and from April 1998 until the Merger, in SPC’s Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC’s merger with USF&G Corporation, where he had served as legal counsel.

Kent D. Urness, 56, has been Executive Vice President-International Insurance Operations of the Company since the Merger, and prior to that, he held the same office with SPC since July 2001. From 1993 to 1999, Mr. Urness oversaw SPC’s international operations in Europe, and in 1999, he was named Senior Vice President-Global Specialty Practices SPC. Prior to 1993, Mr. Urness held several management positions in SPC’s U.S. insurance operations since joining SPC in 1971.

Maria Olivo, 40, has been Executive Vice President – Investor Relations since the Merger. Prior to that, she was Executive Vice President, Business and Corporate Development and Investor Relations of TPC since June 2002. Ms. Olivo joined TPC from Swiss Re Capital Partners where she was a Managing Director involved in Strategic Investments and Corporate Development from April 2000 to June 2002. Prior to that, she was a Director at Salomon Smith Barney where she worked on numerous initial public offerings, mergers and acquisitions and public debt offerings.

Doreen Spadorcia, 47, has been Executive Vice President – Claim, since March 2, 2005. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

Joseph P. Lacher, Jr., 35, has been Executive Vice President of Personal insurance operations for the Company since January 2005 and prior to that, he had been Senior Vice President of the Company in charge of those operations. Prior to the Merger, he was Executive Vice President – Personal for TPC. Before that, he was Senior Vice President of Product & Actuarial for TPC’s Personal insurance operations since April 2001. Mr. Lacher was Senior Vice President of Personal Strategic Distribution for TIGHI from April 1999 to April 2001, and from April 1996 to April 1999, he was Chief Financial Officer of Select Accounts. Mr. Lacher joined TIGHI in 1991.

John C. Treacy, 41, has been Senior Vice President and Corporate Controller of the Company since December 2004. From March 2001 until the Merger, he was SPC’s Vice President and Corporate Controller, and he held the same title with the Company until December 2004. Mr. Treacy joined SPC in 1989 from Ernst & Young and has held various accounting and financial reporting positions since that time.

Bruce A. Backberg, 56, has been Senior Vice President and Corporate Secretary of the Company since the Merger. Prior to that, he held the same offices at SPC since November 1997. Mr. Backberg joined SPC in 1972 and has held various positions in the SPC’s Legal Services group since that time.

The “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2005 is incorporated herein by reference.

The “Election of Directors — Nominees for Election as Directors” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 3, 2005 is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Code of Business Conduct and Ethics is available on the Corporate Governance page of the Company’s internet website at www.stpaultravelers.com. If the Company amends the code of ethics as it applies to the Company’s principal executive officer, principal financial officer or principal accounting officer, or grants any of these persons an exception from the code of ethics, and such amendment or exception would otherwise require disclosure on a Form 8-K, the Company intends to satisfy such disclosure requirement by posting such information on its Internet website set forth above rather than by filing a Form 8-K.

Item 11.	EXECUTIVE COMPENSATION

The “Executive Compensation” section and the “Election of Directors—Board Compensation” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2005, are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2005, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2004 regarding the Company’s equity compensation plans. The only plan pursuant to which the company may make equity grants is The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Plan) that was approved by shareholders at the Company’s 2004 annual meeting on July 28, 2004. Any equity compensation plan of either SPC or TPC that existed prior to the merger had either terminated or otherwise could not be used for additional equity grants after the 2004 Plan was approved. However, equity grants that were outstanding under these plans were not affected by the plans’ terminations or inability to issue additional equity grants. In addition, certain stock options were granted previously under The St. Paul Companies, Inc. Amended and Restated 1994 Stock Incentive Plan (the 1994 St. Paul Plan) and the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the Travelers Stock Plan) that allowed the option holder to use the reload method of option exercise. These option holders may continue to use the reload exercise method, and any reload options granted as a result will be issued under the 1994 St. Paul Plan or Travelers Stock Plan, respectively.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	47,614,931	$41.26 per share	35,479,926	(3)
Equity compensation plans not approved by security holders(2)	613,562	$39.92 per share	—

Total	48,228,493	$41.23 per share	35,479,926	(3)

(1)	In addition to the 2004 Plan, these numbers also include the 1994 St. Paul Plan, the St. Paul Global Stock Option Plan, certain plans for St. Paul’s United Kingdom and Ireland employees, the Travelers Stock Plan, and any other plan approved by the respective shareholders of SPC and TPC prior to the merger. Includes shares underlying stock options under the plans described above. The options granted under the Travelers Stock Plan were converted to stock options to purchase Company common stock in connection with the merger. The weighted average exercise price in column (b) of the table reflects all such stock options. Shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options.

(2)	The St. Paul International 1988 Stock Option Plan and The St. Paul Holdings 1996 Stock Option Plan were established to grant options to certain eligible employees of SPC’s United Kingdom operations. The options granted under these plans were priced at the market price of the Company’s common stock on the date of grant and were eligible for exercise at any time from three to ten years after the date of grant. No additional options may be granted under these plans.

(3)	These are shares available for grant as of December 31, 2004 under the 2004 Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, restricted stock and stock appreciation rights. The 2004 Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Plan and, to the extent such shares have become available as of December 31, 2004, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Plan, the 1994 St. Paul Plan and the Travelers Stock Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Plan.

In April 1998, SPC merged with USF&G Corporation (“USF&G”), and the outstanding options to purchase USF&G stock were converted into options to purchase SPC’s common stock. On December 31, 2004, 459,753 shares were subject to outstanding options pursuant to that conversion (with a weighted average exercise price of $39.48) related to plans that had not been approved by USF&G shareholders prior to the merger. No additional options could be granted under those plans subsequent to the April 1998 merger. These options are not included in the preceding table.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Certain Relationships and Related Transactions” and “Relationships with Citigroup” sections of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2005, are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Audit and Non-Audit Fees” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2005, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of the report:

(1)	Financial Statements. See Index to Consolidated Financial Statements on page 112 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 210 hereof.

(3)	Exhibits:

See Exhibit Index on pages 218-221 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Registrant)

Date: March 16, 2005	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date

By	/S/ ROBERT I. LIPP Robert I. Lipp	Director, Chairman of the Board	March 16, 2005

By	/S/ JAY S. FISHMAN Jay S. Fishman	Director, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2005

By	/S/ JAY S. BENET Jay S. Benet	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

By	/S/ JOHN C. TREACY John C. Treacy	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2005

By	* Howard P. Berkowitz	Director	March 16, 2005

By	* Kenneth J. Bialkin	Director	March 16, 2005

By	* Carolyn H. Byrd	Director	March 16, 2005

By	* John H. Dasburg	Director	March 16, 2005

By	* Leslie B. Disharoon	Director	March 16, 2005

By	* Janet M. Dolan	Director	March 16, 2005

Date

By	* Kenneth M. Duberstein	Director	March 16, 2005

By	* Lawrence G. Graev	Director	March 16, 2005

By	* Meryl D. Hartzband	Director	March 16, 2005

By	* Thomas R. Hodgson	Director	March 16, 2005

By	* William H. Kling	Director	March 16, 2005

By	* James A. Lawrence	Director	March 16, 2005

By	* Blythe J. McGarvie	Director	March 16, 2005

By	* Glen D. Nelson, M.D.	Director	March 16, 2005

By	* Clarence Otis, Jr.	Director	March 16, 2005

By	* Jeffrey M. Peek	Director	March 16, 2005

By	* Nancy A. Roseman	Director	March 16, 2005

By	* Charles W. Scharf	Director	March 16, 2005

By	* Gordon M. Sprenger	Director	March 16, 2005

By	* Frank J. Tasco	Director	March 16, 2005

By	* Laurie J. Thomsen	Director	March 16, 2005

*By	/S/ BRUCE A. BACKBERG Bruce A. Backberg, Attorney-in-fact		March 16, 2005

*	See index on page 112.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The St. Paul Travelers Companies, Inc.:

Under date of March 16, 2005, we reported on the consolidated balance sheet of The St. Paul Travelers Companies, Inc., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota

March 16, 2005

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED STATEMENT OF INCOME (LOSS)

For the period ended December 31,*	2004	2003	2002
Revenues
Net investment income	$6	$2	$5
Net realized investment gains (losses)	(75)	—	—
Recoveries from former affiliate	—	—	520
Other revenues	3	8	—

Total revenues	(66)	10	525

Expenses
Interest	99	107	37
Other	52	4	81

Total expenses	151	111	118

Income (loss) before income taxes and equity in net income of subsidiaries	(217)	(101)	407
Income tax expense (benefit)	(72)	(36)	(44)

Income (loss) before equity in net income of subsidiaries	(145)	(65)	451
Equity in net income (loss) of subsidiaries, net of minority interest	1,100	1,761	(478)

Net income (loss)	$955	$1,696	$(27)

*	Data for 2004 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the nine-month period from the merger date of April 1, 2004 through December 31, 2004. Data for prior periods represents historical data for Travelers Property Casualty Corp. (parent company only) for the twelve months ended December 31, 2003 and 2002.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED BALANCE SHEET

At December 31,	2004	2003
Assets
Fixed maturities	$32	$—
Equity securities	75	—
Short-term securities	127	189
Investment in subsidiaries at equity	23,738	13,962
Goodwill	—	155
Other assets	605	108

Total assets	$24,577	$14,414

Liabilities
Debt	$3,809	$2,251
Other liabilities	(433)	176

Total liabilities	3,376	2,427

Shareholders’ equity
Preferred stock:
Stock Ownership Plan—convertible preferred stock (0.6 shares issued and outstanding)	193	—
Guaranteed obligation—Stock Ownership Plan	(5)	—
Common stock (1,750.0 shares authorized, 670.7 and 437.8 shares issued; 670.3 and 435.8 shares outstanding)	17,414	10
Additional paid-in capital	—	8,705
Retained earnings	2,744	2,290
Accumulated other changes in equity from nonowner sources	952	1,086
Treasury stock, at cost (0.4 and 2.0 shares)	(14)	(74)
Unearned compensation	(83)	(30)

Total shareholders’ equity	21,201	11,987

Total liabilities and shareholders’ equity	$24,577	$14,414

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Data for 2004 represents the balance sheet of The St. Paul Travelers Companies, Inc. (parent only). Data for 2003 represents the balance sheet of Travelers Property Casualty Corp. (parent only).

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the period ended December 31,*	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$955	$1,696	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of subsidiaries	(1,100)	(1,761)	478
Dividends received from consolidated subsidiaries	1,880	761	60
Capital contributed to subsidiaries	(940)	(1,445)	—
Deferred federal income tax benefit (expense)	259	67	(93)
Income taxes receivable (payable)	(389)	(36)	(6)
Recoveries from former affiliate	—	361	58
Net transfer of pension asset and post-retirement liability	(247)	—	—
Other	12	31	34

Net cash provided by (used in) operating activities	430	(326)	504

Cash flows from investing activities
Short-term securities, (purchases) sales, net	(87)	(180)	143
Other investments, net	20	—	403

Net cash provided by (used in) investing activities	(67)	(180)	546

Cash flows from financing activities
Issuance of debt	302	1,382	1,417
Payment of debt	(173)	(550)	—
Payment of note to former affiliate	—	—	(6,299)
Initial public offering	—	—	4,090
Treasury stock purchased	—	(40)	—
Treasury stock acquired—net employee stock-based compensation	(1)	(18)	(4)
Issuance of common stock-employee stock options	68	40	10
Dividends to shareholders	(561)	(282)	—
Dividends to former affiliate	—	—	(158)
Receipts from former subsidiaries	—	—	158
Payment of dividend on subsidiary’s preferred stock	—	(5)	(2)
Transfer of employee benefit obligations to former affiliates	—	(22)	(172)
Transfer of lease obligations to former affiliate	—	—	(88)
Other	19	—	—

Net cash provided by (used in) financing activities	(346)	505	(1,048)

Net increase (decrease) in cash	17	(1)	2
Cash at beginning of period	—	2	—

Cash at end of period	$17	$1	$2

Supplemental disclosure of cash flow information
Cash received during the year for taxes	219	$85	24
Cash paid during the year for interest	$142	$82	$22

*	Data for 2004 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the nine-month period from the merger date of April 1, 2004 through December 31, 2004. Data for prior periods represents historical data for Travelers Property Casualty Corp. (parent company only) for the twelve months ended December 31, 2003 and 2002.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Insurance Information

2002-2004

(in millions)

Segment	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Premium Revenue	Net Investment Income (a)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (b)	Premiums Written
2004
Commercial	$607	$41,552	$4,606	$8,667	$1,708	$7,243	$1,289	$1,532	$8,213
Specialty	504	13,829	3,948	4,791	507	4,941	748	828	4,794
Personal	448	3,603	2,756	5,580	442	3,255	941	536	5,929

Total—Reportable Segments	1,559	58,984	11,310	19,038	2,657	15,439	2,978	2,896	18,936
Other	—	86	—	—	6	—	—	493	—

Consolidated	$1,559	$59,070	$11,310	$19,038	$2,663	$15,439	$2,978	$3,389	$18,936

2003
Commercial	$470	$28,746	$3,958	$6,552	$1,324	$5,170	$971	$990	$6,862
Specialty	119	2,428	714	1,171	183	613	213	222	1,258
Personal	376	3,300	2,439	4,822	361	3,335	800	420	5,081

Total—Reportable Segments	965	34,474	7,111	12,545	1,868	9,118	1,984	1,632	13,201
Other	—	99	—	—	1	—	—	176	—

Consolidated	$965	$34,573	$7,111	$12,545	$1,869	$9,118	$1,984	$1,808	$13,201

2002
Commercial	$437	$28,092	$3,664	$5,831	$1,307	$7,400	$889	$835	$6,330
Specialty	104	2,502	629	970	188	532	184	199	1,040
Personal	332	3,034	2,167	4,354	385	3,207	737	388	4,575

Total—Reportable Segments	873	33,628	6,460	11,155	1,880	11,139	1,810	1,422	11,945
Other	—	108	—	—	1	—	—	159	—

Consolidated	$873	$33,736	$6,460	$11,155	$1,881	$11,139	$1,810	$1,581	$11,945

(a)	Beginning in the second quarter of 2004, the Company developed a methodology to allocate net investment income and invested assets to the identified segments. See note 1 to the consolidated financial statements for further discussion of this methodology. In 2002 and 2003, net investment income for each segment was accounted for separately, except for the portion earned on the investment of shareholders’ equity, which was allocated based on assigned capital.
(b)	Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in millions)

	Balance at beginning of period	Charged to costs and expenses (1)	Charged to other accounts (2)	Deductions (3)	Balance at end of period
2004
Reinsurance recoverables	$386	$331	$—	$(34)	$751
Allowance for uncollectible:
Agency loans	$—	$1	$1	$—	$2
Premiums receivable from underwriting activities	$80	$98	$—	$50	$128
Deductibles	$28	$73	$—	$—	$101

2003
Reinsurance recoverables	$329	$—	$94	$37	$386
Allowance for uncollectible:
Premiums receivable from underwriting activities	$78	$37	$—	$35	$80
Deductibles	$27	$1	$—	$—	$28

2002
Reinsurance recoverables	$286	$—	$50	$7	$329
Allowance for uncollectible:
Premiums receivable from underwriting activities	$81	$40	$—	$43	$78
Deductibles	$27	$—	$—	$—	$27

(1)	Includes balances acquired in the merger and accounting conformity adjustments.
(2)	Charged to claims and claim adjustment expenses in the consolidated statement of income (loss).
(3)	Credited to the related asset account. Amount in 2004 includes $62 million addition related to the commutation of certain reinsurance agreements, offset by $28 million of deductions.

SCHEDULE VI

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Information Concerning Property-Casualty Insurance Operations (1)

2002-2004

(in millions)

							Claims and claim adjustment expenses incurred related to:
Affiliation with Registrant (2)	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount from reserves for unpaid claims	Unearned Premiums	Earned Premiums	Net Investment Income	Current year	Prior Year	Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
2004	$1,559	$58,984	$862	$11,310	$19,038	$2,663	$12,855	$2,399	$2,978	$11,551	$18,936
2003	$965	$34,474	$754	$7,111	$12,545	$1,869	$8,554	$390	$1,984	$8,157	$13,201
2002	$873	$33,628	$803	$6,460	$11,155	$1,881	$7,872	$3,031	$1,810	$7,832	$11,945

(1)	Excludes accident and health insurance business.
(2)	Consolidated property-casualty insurance operations.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of November 16, 2003, as amended, among The St. Paul Companies, Inc. (“SPC”), Travelers Property Casualty Corp. (“TPC”) and Adams Acquisition Corp. (“Adams”), along with the related articles of incorporation amendments and bylaws amendment (included as Appendices A, B, C and D, respectively, to the Joint Proxy Statement/Prospectus forming a part of the registration statement) was filed as Exhibit 2.1 to the Registration Statement on Form S-4, Amendment No. 1, of The St. Paul Companies, Inc. filed on February 13, 2004 (Registration No. 333-111072), and is incorporated herein by reference.

2.2	Second Amendment Agreement dated as of March 18, 2004 to the Agreement and Plan of Merger dated as of November 16, 2003, as amended, by and among SPC, TPC and Adams was filed as Exhibit 2.1 to the Form 8-K of SPC filed on March 18, 2004, and is incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of The St. Paul Travelers Companies, Inc. (the “Company”), effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2†	Amended and Restated Bylaws of the Company are filed herewith.

10.1	Intercompany Agreement, dated as of March 26, 2002, by and among TPC, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.2	Amendment No. 1 to Intercompany Agreement, dated as of August 19, 2002, amending that certain Intercompany Agreement dated as of March 26, 2002, by and among TPC, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.3	Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.4	Trademark License Agreement dated as of August 19, 2002, by and between TPC and The Travelers Insurance Company, was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.5	Transition Services Agreement dated as of August 19, 2002 by and between TPC and Citigroup Inc., was filed as Exhibit 10.3 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.6	Investment Management and Administrative Services Agreement dated as of August 6, 2002, by and between Travelers Insurance Group Holdings, Inc. (“TIGHI”) and Citigroup Alternative Investments LLC, was filed as Exhibit 10.4 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.7	Modification Agreement, dated as of March 31, 2004, to the Investment Management and Administrative Services Agreement dated as of August 6, 2002 between TIGHI and Citigroup Alternative Investments LLC was filed as Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, and is incorporated herein by reference.

10.8*	Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2004, and is incorporated herein by reference.

10.9*	Amendment to Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference.

10.10*	Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp, dated as of November 16, 2003 was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.11*	Assignment and Assumption Agreement dated as of April 1, 2004 by and between TPC, as the assignor, and the Company, as assignee, relating to the Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp was filed as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, and is incorporated herein by reference.

10.12*	Employment Agreement dated April 18, 2002 between the Company and William H. Heyman was filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.13*	Retention Incentive Agreement dated May 20, 2002 between the Company and John A. MacColl was filed as Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.

10.14*	Employment Letter Agreement dated May 22, 2002 between TPC and Maria Olivo, Executive Vice President of the Company, was filed as Exhibit 10.12 to TPCs quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.

10.15*	The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan was filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference.

10.16*	The St. Paul Travelers Companies, Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.

10.17†*	Form of Executive Officer Stock Option Grant Notification and Agreement is filed herewith.

10.18†*	Form of Executive Officer Restricted Stock Award Notification and Agreement is filed herewith.

10.19*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) of the Company’s Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference.

10.20*	The SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) of the Company’s Form 10-K for the year ended December 31, 2001, and is incorporated herein by reference.

10.21*	The SPC Directors’ Charitable Award Program, as amended, was filed as Exhibit 10(d) of the Company’s Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference.

10.22*	The SPC Amended and Restated Special Severance Policy was filed as Exhibit 10(e) of the Company’s Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference.

10.23*	The Amendment to the SPC Amended and Restated Special Severance Policy was filed as Exhibit 10(e) of the Company’s Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference.

10.24*	The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.

10.25*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) of the Company’s Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

10.26*	The SPC Directors’ Deferred Compensation Plan was filed as to Exhibit 10(b) of the Company’s Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

10.27†*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto are filed herewith.

10.28*	TPC Compensation Plan for Non-Employee Directors as amended on January 22, 2004 was filed as Exhibit 10.16 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

10.29*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.30*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.31*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.32†*	Separation Agreement between the Company and Douglas Elliot effective February 1, 2005 is filed herewith.

10.33*	The St. Paul Travelers Companies, Inc. Deferred Compensation Plan effective December 1, 2004 was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.

10.34†	Summary of Named Executive Officer Compensation is filed herewith.

10.35*	The Company’s Senior Executive Performance Plan was filed as Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2003, and is incorporated herein by reference.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

21.1†	Subsidiaries of the Company is filed herewith.

23.1†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-24575, No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329, No. 333-25203, No. 333-28915, No. 333-50941, No. 333-50943, No. 333-67983, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-65728, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726 and 333-120998) and Forms S-3 (SEC File No. 333-92466, No. 333-92466-01, No. 333-98525 and No. 333-98525-01) is filed herewith.

24.1†	Power of attorney is filed herewith.

31.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

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

Copies of any of the exhibits referred to above will be furnished to security holders who make written request therefor to The St. Paul Travelers Companies, Inc., 385 Washington Street, Saint Paul, MN, 55102, Attention: Corporate Secretary.

†	Filed herewith

*	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.