Form 10-Q
period 2005-03-31
ST PAUL TRAVELERS COMPANIES INC
filed 2005-05-10
CIK 86312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes   ☒         No   ☐

The number of shares of the Registrant’s Common Stock, without par value, outstanding at May 4, 2005 was 673,776,149.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

For the three months ended March 31,	2005	2004

Revenues
Premiums	$5,119	$3,339
Net investment income	765	619
Fee income	171	172
Net realized investment losses	—	(42)
Other revenues	50	39
Total revenues	6,105	4,127

Claims and expenses
Claims and claim adjustment expenses	3,223	2,281
Amortization of deferred acquisition costs	810	526
General and administrative expenses	813	467
Interest expense	71	36
Total claims and expenses	4,917	3,310

Income from continuing operations before income taxes and minority interest	1,188	817
Income tax expense	311	227
Minority interest, net of tax	—	3
Income from continuing operations	877	587
Loss from discontinued operations, net of tax	(665)	—
Net income	$212	$587

Basic earnings per common share
Income from continuing operations	$1.31	$1.35
Loss from discontinued operations	(1.00)	—
Net income	$0.31	$1.35

Diluted earnings per common share
Income from continuing operations	$1.25	$1.31
Loss from discontinued operations	(0.94)	—
Net income	$0.31	$1.31

Weighted average number of common shares outstanding:
Basic	668.1	434.6
Diluted	709.1	453.9

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2005	December 31, 2004
	(Unaudited)

Assets
Fixed maturities, available for sale at fair value (including $1,969 and $2,603 subject to securities lending and repurchase agreements) (amortized cost $55,004 and $53,017)	$55,411	$54,269
Equity securities, at fair value (cost $679 and $687)	730	759
Real estate	778	773
Mortgage loans	191	191
Short-term securities	3,964	4,944
Other investments	3,183	3,432
Total investments	64,257	64,368

Cash	541	262
Investment income accrued	701	671
Premiums receivable	6,109	6,201
Reinsurance recoverables	18,826	19,054
Ceded unearned premiums	1,777	1,565
Deferred acquisition costs	1,557	1,559
Deferred tax asset	1,757	2,198
Contractholder receivables	5,755	5,629
Goodwill	3,560	3,564
Intangible assets	1,028	1,062
Assets of discontinued operations	2,855	2,840
Other assets	2,811	3,072
Total assets	$111,534	$112,045

Liabilities
Claims and claim adjustment expense reserves	$58,630	$59,070
Unearned premium reserves	11,162	11,310
Contractholder payables	5,755	5,629
Payables for reinsurance premiums	1,045	896
Debt	6,295	6,313
Liabilities of discontinued operations	784	799
Other liabilities	7,131	6,827
Total liabilities	90,802	90,844

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.5 and 0.6 shares issued and outstanding)	179	193
Guaranteed obligation – Stock Ownership Plan	—	(5)
Common stock (1,750.0 shares authorized; 674.2 and 670.7 shares issued; 673.6 and 670.3 shares outstanding)	17,538	17,414
Retained earnings	2,818	2,744
Accumulated other changes in equity from nonowner sources	358	952
Treasury stock, at cost (0.6 and 0.4 shares)	(22)	(14)
Unearned compensation	(139)	(83)
Total shareholders’ equity	20,732	21,201
Total liabilities and shareholders’ equity	$111,534	$112,045

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2005	2004

Convertible Preferred Stock - Stock Ownership Plan
Balance, beginning of period	$193	$—
Redemptions during the period	(14)	—
Balance, end of period	179	—
Guaranteed obligation – Stock Ownership Plan:
Balance, beginning of period	(5)	—
Principal payment	5	—
Balance, end of period	—	—
Total preferred shareholders’ equity	179	—

Common stock and additional paid-in capital
Balance, beginning of period	17,414	8,715
Net shares issued under employee stock-based compensation plans	121	64
Other	3	—
Balance, end of period	17,538	8,779
Retained earnings
Balance, beginning of period	2,744	2,290
Net income	212	587
Dividends	(150)	(81)
Minority interest and other	12	—
Balance, end of period	2,818	2,796
Accumulated other changes in equity from nonowner sources
Balance, beginning of period	952	1,086
Change in net unrealized gain on investment securities	(590)	164
Net change in other	(4)	(2)
Balance, end of period	358	1,248
Treasury stock (at cost)
Balance, beginning of period	(14)	(74)
Net shares issued under employee stock-based compensation plans	(8)	(17)
Balance, end of period	(22)	(91)
Unearned compensation
Balance, beginning of period	(83)	(30)
Net issuance of restricted stock under employee stock-based compensation plans	(73)	(35)
Equity-based award amortization	17	7
Balance, end of period	(139)	(58)
Total common shareholders’ equity	20,553	12,674
Total shareholders’ equity	$20,732	$12,674

Common shares outstanding
Balance, beginning of period	670.3	435.8
Net shares issued under employee stock-based compensation plans	3.5	1.5
Treasury stock acquired	(0.2)	—
Balance, end of period	673.6	437.3

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2005	2004
Cash flows from operating activities
Net income	$212	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	665	—
Net pretax realized investment losses	—	42
Depreciation and amortization	150	25
Deferred federal income taxes (benefit)	110	(17)
Amortization of deferred policy acquisition costs	810	526
Premiums receivable	92	(12)
Reinsurance recoverables	228	239
Deferred acquisition costs	(808)	(549)
Claim and claim adjustment expense reserves	(433)	96
Unearned premium reserves	(148)	151
Trading account activities	—	2
Other	150	(309)
Net cash provided by operating activities	1,028	781

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	1,073	865
Mortgage loans	5	4
Proceeds from sales of investments:
Fixed maturities	1,052	2,158
Equity securities	39	68
Mortgage loans	—	29
Purchases of investments:
Fixed maturities	(4,175)	(3,676)
Equity securities	(21)	(28)
Mortgage loans	—	(2)
Real estate	(8)	—
Short-term securities sold, net	980	224
Other investments, net	228	107
Securities transactions in course of settlement	195	(681)
Net cash used by investing activities	(632)	(932)

Cash flows from financing activities
Payment of debt	(2)	—
Dividends to shareholders	(150)	(81)
Issuance of common stock – employee stock options	32	29
Treasury stock acquired – net employee stock-based compensation	(8)	(9)
Other	13	—
Net cash used by financing activities	(115)	(61)
Effect of exchange rate changes on cash	(2)	—
Net increase (decrease) in cash	279	(212)
Cash at beginning of period	262	352
Cash at end of period	$541	$140

Discontinued operations:
Net cash provided by discontinued operations	$7	$—
Cash of discontinued operations at beginning of period	12	—
Cash of discontinued operations at end of period	$19	$—

Supplemental disclosure of cash flow information
Income taxes paid	$13	$108
Interest paid	$87	$47

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition.  Accordingly, all financial information presented herein for the three months ended March 31, 2005 reflects the consolidated accounts of SPC and TPC.  The financial information presented herein as of and for the three months ended March 31, 2004 reflects only the accounts of TPC.

In connection with the merger, each issued and outstanding share of TPC class A and class B common stock (including the associated preferred stock purchase rights) was exchanged for 0.4334 of a share of the Company’s common stock.  Share and per share amounts for the first quarter of 2004 reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value.  Cash was paid in lieu of fractional shares of the Company’s common stock. Immediately following consummation of the merger, historical TPC shareholders held approximately 66% of the Company’s common stock.

The accompanying interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form    10-K.

These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected.

As described in more detail in note 5 to the consolidated financial statements, the Company and Nuveen Investments, Inc. (Nuveen Investments), the Company’s asset management subsidiary, jointly announced in March 2005 that the Company was implementing a program to sell its equity interest in Nuveen Investments.  Accordingly, Nuveen Investments’ results for the three months ended March 31, 2005 were classified as discontinued operations, and Nuveen Investments’ assets and liabilities as of March 31, 2005 and December 31, 2004 were aggregated and reported under separate captions on the Company’s consolidated balance sheet at those dates.  Nuveen Investments was acquired in April 2004 as part of the merger; accordingly, the Company’s results of operations for the three months ended March 31, 2004 do not include Nuveen Investments’ results of operations.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.     NEW ACCOUNTING STANDARDS

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

EITF 04-8 is effective for fiscal years ended after December 15, 2004 and requires restatement of prior period earnings per share for comparative periods.  Accordingly, effective upon adoption, the Company restated diluted earnings per share for prior periods to include the impact of the convertible junior subordinated notes where the impact of including these securities was dilutive.  See note 9 for the impact on earnings per share.

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

FIN 46R was effective for public companies that have interests in VIEs that are considered special-purpose entities for periods ending after December 15, 2003.  Application by public companies for all other types of entities was required for periods ending after March 15, 2004.  The Company adopted FIN 46R effective December 31, 2003.

The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet.  Hedge funds are unregistered private investment partnerships, limited liability companies (LLC), funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives).  As of March 31, 2005, three hedge funds were determined to be significant VIEs.  In the first quarter of 2005, the Company liquidated one of its hedge fund investments that was previously considered a significant VIE.  However, another hedge fund investment that was previously considered to be insignificant became significant in the first quarter of 2005.  The value for all investors combined of the three hedge funds that were determined to be significant VIEs was approximately $315 million at March 31, 2005.  The Company’s share of these funds had a carrying value of approximately $88 million at March 31, 2005.  The Company’s involvement with these funds began in the third quarter of 2002.

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

The Company has concluded that the prescription drug benefits available under the SPC postretirement benefit plan are actuarially equivalent to Medicare Part D and thus qualify for the federal subsidy under the 2003 Medicare Act.  The Company also expects that the federal subsidy will offset or reduce the Company’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based.  As a result, the estimated effect of the 2003 Medicare Act, a $29 million reduction (with no tax effect) in the accumulated postretirement benefit obligation, was recognized in the purchase accounting remeasurement of the SPC postretirement benefit plan on April 1, 2004.

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

The effect of applying the fair value based method to all outstanding and unvested stock-based employee awards was as follows:

(for the three months ended March 31, in millions, except per share data)		2005	2004
Net income, as reported		$212	$587
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	16	5
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(19)	(11)

Net income, pro forma		$209	$581

Earnings per share(3)
Basic – as reported		$0.31	$1.35
Basic – pro forma		0.31	1.34
Diluted – as reported		0.31	1.31
Diluted – pro forma		0.31	1.29

(1)        Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.  Data for the three months ended March 31, 2004 represents data for TPC only.

(2)        Includes the compensation expense added back in (1).

(3)        The weighted average number of common shares outstanding applicable to basic and diluted earnings per share for the three months ended March 31, 2004 was restated to reflect the exchange of each share of TPC common stock and common stock equivalent for 0.4334 of a share of the Company’s common stock pursuant to the merger described in note 1.  Diluted earnings per share for the three months ended March 31, 2004 was also restated to reflect the dilutive impact of the 4.5% convertible junior subordinated notes under EITF 04-8 as described above.

Accounting Standard Not Yet Adopted

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

As of the required effective date, FAS 123R requires entities that use the fair-value method of either recognition or disclosure under FAS 123 to apply a modified version of the prospective application.  Under modified prospective application, compensation cost is recognized on or after the required effective date for all unvested awards, based on their grant-date fair value as calculated under FAS 123 for either recognition or pro forma disclosure purposes.  In April 2005, the Securities and Exchange Commission revised the effective date of FAS 123R to the fiscal year beginning after June 15, 2005.

FAS 123R also clarifies the accounting for certain grants of equity awards to individuals who are retirement eligible on the date of grant.  FAS 123R states that an employee’s share based award becomes vested at the date that the employee’s right to receive or retain equity shares is no longer contingent on the satisfaction of a market, performance or service condition.  If an award does not include a market, performance or service condition upon grant, the award shall be recognized at fair value on the date of grant.

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

3.     MERGER

The merger of TPC and SPC was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.

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

Allocation of the Purchase Price

The purchase price was allocated based on an estimate of the fair value of the assets acquired and liabilities assumed as of April 1, 2004, as follows:

(in millions)

Net tangible assets(1)	$5,351
Total investments(2)	423
Deferred policy acquisition costs(3)	(100)
Deferred federal income taxes(4)	12
Goodwill (5)(8)	1,148
Other intangible assets, including the fair value adjustment of claim and claim adjustment expense reserves and reinsurance recoverables of $191 (6)(7)(8)	726
Assets of discontinued operations(8)	2,152
Other assets(2)	(103)
Claims and claim adjustment expense reserves(3)	(26)
Debt(2)	(333)
Liabilities of discontinued operations(8)	(9)
Other liabilities(2)	(485)
Allocated purchase price	$8,756

(1)     Reflects SPC’s shareholders’ equity of $6,439 million, less SPC’s historical goodwill of $950 million and intangible assets of $138 million.

(2)     Represents adjustments for fair value.

(3)     Represents certain adjustments to conform SPC’s accounting policies to those of TPC’s that affected the purchase price allocation.

(4)     Represents a deferred tax liability associated with adjustments to fair value of all assets and liabilities included herein excluding goodwill, as this transaction is not treated as a purchase for tax purposes.

(5)     Represents the excess of the purchase price (cost) over the amounts assigned to the assets acquired and liabilities assumed.  None of the goodwill is deductible for tax purposes.

(6)     Represents identified finite and indefinite life intangible assets, primarily customer-related insurance intangibles.  See note 4.

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

(8)     Merger-related assets and liabilities related to Nuveen Investments and included in the allocation of the purchase price are reported under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” Included in “Assets of discontinued operations” are goodwill of $1.70 billion and intangible assets of $651 million.  See note 5.

Identification and Valuation of Intangible Assets

As disclosed in note 5 to the consolidated financial statements, assets related to Nuveen Investments were aggregated and reported under the caption “Assets of discontinued operations” in the consolidated balance sheet.  Nuveen Investments’ assets included contract-based intangible assets which are subject to amortization of $145 million and contract-based intangible assets not subject to amortization of $506 million.  As Nuveen Investments’ assets reported in “Assets of discontinued operations” are now held for sale, beginning April 1, 2005, the Company will no longer amortize the contract-based intangible assets related to Nuveen Investments.

Intangible assets subject to amortization are as follows:

(in millions)	Amount assigned as of April 1, 2004	Weighted- average amortization period
Major intangible asset class
Customer-related (a)	$495	7.8 years
Marketing-related	20	2.0 years
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (b)	191	30.0 years
Total	$706

Intangible assets not subject to amortization are as follows:

(in millions)	Amount assigned as of April 1, 2004
Major intangible asset class
Contract-based	$20

(a)       Primarily includes customer-related insurance intangibles based on rates derived from expected business retention and profitability levels.

(b)       See item 7 of the allocation of the purchase price previously presented.

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of TPC and SPC for the three months ended March 31, 2004, with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the period presented.  The pro forma information includes the results of Nuveen Investments, the Company’s asset management subsidiary.  In March 2005, the Company and Nuveen Investments jointly announced a program to divest the Company’s equity ownership in Nuveen Investments, and in April 2005, that program was commenced (see note 5 to the consolidated financial statements for further discussion).  This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

(in millions, except per share data)	Three months ended March 31, 2004

Revenue	$6,384
Net income	$741
Net income per share – basic	$1.11
Net income per share – diluted	$1.07

4.     INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets by major asset class as of March 31, 2005 and December 31, 2004 were as follows:

At March 31, 2005 (in millions)	Gross Carrying Amount	Accumulated Amortization		Net

Intangibles subject to amortization
Customer-related	$1,034	$292		$742
Marketing-related	20	10		10
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(65	)(1)	256
Total intangibles assets subject to amortization	1,245	237		1,008

Intangible assets not subject to amortization
Contract-based	20	—		20
Total intangible assets not subject to amortization	20	—		20
Total intangible assets	$1,265	$237		$1,028

At December 31, 2004 (in millions)

Intangibles subject to amortization
Customer-related	$1,032	$252		$780
Marketing-related	20	7		13
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(58	)(1)	249
Total intangibles assets subject to amortization	1,243	201		1,042

Intangible assets not subject to amortization
Contract-based	20	—		20
Total intangible assets not subject to amortization	20	—		20
Total intangible assets	$1,263	$201		$1,062

(1)     The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.  See note 3 for further information on the fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables.

As discussed in note 5 to the consolidated financial statements, intangible assets totaling $634 million and $638 million related to Nuveen Investments were aggregated with Nuveen Investments’ other assets and reported under the caption “Assets of discontinued operations” as of March 31, 2005 and December 31, 2004, respectively.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class, for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(in millions)	2005	2004

Customer-related	$40	$12
Marketing-related	3	—
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	(7)	—
Total amortization expense	$36	$12

Intangible asset amortization expense is estimated to be $113 million for the remainder of 2005, $153 million in 2006, $145 million in 2007, $125 million in 2008, $100 million in 2009, and $86 million in 2010.

Goodwill

The carrying amount of the Company’s goodwill at both March 31, 2005 and December 31, 2004 was $3.56 billion, included in the Company’s business segments as follows:

(in millions)	March 31, 2005	December 31, 2004

Commercial	$1,892	$1,893
Specialty	897	900
Personal	613	613
Other	158	158
Total	$3,560	$3,564

As discussed in note 5 to the consolidated financial statements, goodwill totaling $1.74 billion and $1.72 billion related to Nuveen Investments was aggregated with Nuveen Investments’ other assets and reported under the caption “Assets of discontinued operations” as of March 31, 2005 and December 31, 2004, respectively.

5.     DISCONTINUED OPERATIONS

In March 2005, the Company and Nuveen Investments jointly announced that the Company was implementing a program to divest its 78% equity interest in Nuveen Investments which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  Accordingly, Nuveen Investments was accounted for as a discontinued operation for the first quarter of 2005.

Nuveen Investments’ revenue, derived primarily from asset management fees, totaled $137 million for the three months ended March 31, 2005.  The Company’s share of Nuveen Investments’ pretax income, net of minority interest, for the three months ended March 31, 2005 was $51 million.  The Company recorded a net loss from discontinued operations of $665 million in the first quarter of 2005, primarily consisting of a $687 million tax charge due to the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ first quarter 2005 net income.

The assets and liabilities of Nuveen Investments have been aggregated and reported under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the Company’s consolidated balance sheet as of March 31, 2005 and December 31, 2004.  The deferred tax liability associated with the difference between the Company’s tax basis and GAAP carrying value of its investment in Nuveen Investments is reported as a component of the deferred tax asset on the Company’s balance sheet.  The assets and liabilities of discontinued operations were as follows:

	March 31,	December 31,
(in millions)	2005	2004

Assets:
Cash and investments	$342	$354
Goodwill	1,742	1,717
Intangible assets	634	638
Other	137	131
Total assets of discontinued operations	$2,855	$2,840

Liabilities:
Debt	$310	$311
Deferred taxes	233	234
Other	241	254
Total liabilities of discontinued operations	$784	$799

The Company began implementing the divestiture program in April 2005.  The following transactions occurred on April 12, 2005, resulting in net pretax cash proceeds of approximately $1.86 billion:

•      The Company sold 39.3 million shares of Nuveen Investments through a public secondary offering, excluding over-allotment sale to underwriters.

•      Nuveen Investments repurchased 6.1 million shares of its common stock from the Company.

•      The Company entered into forward sales agreements, settling no later than March 31, 2006, with respect to 11.9 million shares of Nuveen Investments’ common stock.

Also on April 12, 2005, the Company entered into an agreement in which Nuveen Investments will repurchase, upon the receipt of certain Nuveen fund approvals, but in any event not later than December 23, 2005, approximately 12.1 million additional shares of its common stock from the Company for total consideration of approximately $400 million.  In addition, on May 5, 2005, the underwriters exercised in part the over-allotment provision to acquire an additional 541,000 shares, resulting in net pretax cash proceeds of approximately $18 million.

Upon execution of the 12.1 million share repurchase by Nuveen Investments, total net pretax cash proceeds to the Company from the transactions described above are expected to approximate $2.28 billion. Net after-tax proceeds to the Company, after utilization of remaining net operating loss carryforwards of approximately $1.6 billion, are expected to approximate $2.0 billion.  These amounts exclude any proceeds related to the potential sale of the 3.4 million shares remaining from the over-allotment to underwriters.

Upon closing of the sale of  the 39.3 million shares in the secondary offering, the repurchase of the 6.1 million shares by Nuveen Investments, and the sale of the 541,000 over-allotment shares to the underwriters, the Company’s ownership interest in Nuveen Investments declined from 78% to approximately 31%.  The Company’s ownership interest in Nuveen Investments is expected to decline further to approximately 5% upon settlement of the forward sales agreements with respect to the 11.9 million shares and execution of the additional 12.1 million share repurchase by Nuveen Investments.  The remaining ownership is expected to be disposed of within one year.

6.     SEGMENT INFORMATION

The Company is organized into three reportable business segments: Commercial, Specialty and Personal.  These segments reflect how the Company manages its property and casualty insurance products and insurance-related services and represent an aggregation of these products and services based on type of customer, how the business is marketed, and the manner in which the business is underwritten.  The results for Nuveen Investments for the three months ended March 31, 2005 are not presented separately in the following segment data.

For periods prior to the April 1, 2004 merger completion date, segments were restated from the historical presentation of TPC to conform to the new segment presentation of the Company, where practicable.  As a result, prior period Bond and Construction results were reclassified from the historical TPC Commercial Lines segment to the Specialty segment.

Invested and other assets and net investment income (NII) of historical TPC had been specifically identified by reporting segment prior to the merger.  Beginning in the second quarter of 2004, the Company developed a methodology to allocate NII and invested assets to the identified segments.  This methodology allocates pretax NII based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment.  The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instruments.  This duration yield is compared to the average portfolio yield and a new average yield is determined.  It is this average yield that is used in the calculation of NII on investable funds.  Yields are updated annually.  Invested assets are allocated to segments in proportion to the pretax allocation of NII.  It is not practicable to apply this methodology to historical businesses and, as such, actual (versus allocated) NII is included in revenues and operating income of the restated segments for periods prior to the merger.  The Company believes that the differences are not significant to a comparison with the new segment presentation.  It is also not practicable to present total assets for restated Commercial and Specialty segments for periods prior to the merger.

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

•                  National Accounts provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability. National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations; and policies written by the Company’s wholly-owned subsidiary Gulf Insurance Company (Gulf), which was placed into runoff during the second quarter of 2004. These operations are collectively referred to as Commercial Other.

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

Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents.  These policies provide protection against losses to dwellings and contents from a wide variety of perils as well as coverage for liability arising from ownership or occupancy.

The following tables summarize the components of the Company’s revenues from continuing operations, operating income (loss) from continuing operations and total assets by reportable business segments:

(at and for the three months ended March 31, in millions)	Commercial		Specialty		Personal		Total Reportable Segments

2005 Revenues
Premiums	$2,160		$1,500		$1,459		$5,119
Net investment income	470		180		109		759
Fee income	163		8		—		171
Other revenues	15		12		24		51
Total operating revenues(1)	$2,808		$1,700		$1,592		$6,100

Operating income (1)	$433		$188		$285		$906
Assets	$68,632		$28,612		$10,817		$108,061

2004 Revenues
Premiums	$1,731		$311		$1,297		$3,339
Net investment income	423		51		145		619
Fee income	168		4		—		172
Other revenues	14		2		23		39
Total operating revenues(1)	$2,336		$368		$1,465		$4,169

Operating income (loss)(1)	$430		$(28)		$237		$639
Assets	n/a	(2)	n/a	(2)	n/a	(2)	$64,641

(1)   Operating revenues exclude net realized investment gains (losses) and revenues from discontinued operations, and operating income equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

(2)   It is not practicable to restate assets by segment for prior periods.

	Three Months Ended March 31,
(in millions)	2005	2004
Revenue reconciliation
Earned premiums:
Commercial:
Commercial multi-peril	$670	$555
Workers’ compensation	403	305
Commercial automobile	422	333
Property	365	286
General liability	280	225
Other	20	27
Total Commercial	2,160	1,731
Specialty:
General liability	453	82
Fidelity and surety	308	134
Workers’ compensation	136	27
Commercial automobile	137	26
Property	97	4
Commercial multi-peril	65	38
International	304	—
Total Specialty	1,500	311
Personal:
Automobile	840	782
Homeowners and other	619	515
Total Personal	1,459	1,297
Total earned premiums	5,119	3,339
Net investment income	759	619
Fee income	171	172
Other revenues	51	39
Total operating revenues for reportable segments	6,100	4,169
Interest Expense and Other	5	—
Net realized investment losses	—	(42)
Total revenues from continuing operations	$6,105	$4,127

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$906	$639
Interest Expense and Other	(47)	(25)
Total operating income from continuing operations	859	614
Net realized investment gains (losses)	18	(27)
Total income from continuing operations	877	587
Discontinued operations	(665)	—
Total net income	$212	$587

Asset reconciliation
Total assets for reportable segments	$108,061	$64,641
Assets of discontinued operations	2,855	—
Other assets(1)	618	429
Total consolidated assets	$111,534	$65,070

(1)  The primary components of other assets in 2005 were prepaid pension costs and invested assets.

7.     INVESTMENTS

The Company’s investment portfolio includes the fixed maturities, equity securities, and other investments acquired in the merger at their fair values as of the merger date.  The fair value at acquisition became the new cost basis for these investments.

The amortized cost and fair value of the Company’s investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2005, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,634	$88	$85	$7,637
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,082	22	45	3,059
Obligations of states, municipalities and political subdivisions	27,800	568	191	28,177
Debt securities issued by foreign governments	1,671	6	8	1,669
All other corporate bonds	14,672	283	246	14,709
Redeemable preferred stock	145	16	1	160
Total	$55,004	$983	$576	$55,411

(at December 31, 2004, in millions)

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$8,543	$169	$34	$8,678
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,015	40	22	3,033
Obligations of states, municipalities and political subdivisions	26,034	857	50	26,841
Debt securities issued by foreign governments	1,846	19	4	1,861
All other corporate bonds	13,383	361	99	13,645
Redeemable preferred stock	196	16	1	211
Total	$53,017	$1,462	$210	$54,269

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31 2005, in millions)	Cost	Gains	Losses	Value

Common stock	$148	$16	$3	$161
Non-redeemable preferred stock	531	41	3	569
Total	$679	$57	$6	$730

(at December 31, 2004, in millions)

Common stock	$148	$31	$2	$177
Non-redeemable preferred stock	539	46	3	582
Total	$687	$77	$5	$759

The cost and fair value of investments in venture capital, which were acquired in the merger and are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

		Gross Unrealized		Fair
(at March 31, 2005, in millions)	Cost	Gains	Losses	Value

Venture capital	$477	$22	$29	$470

(at December 31, 2004, in millions)

Venture capital	$480	$29	$18	$491

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

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at March 31, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$3,820	$65	$844	$20	$4,664	$85
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,389	41	196	4	2,585	45
Obligations of states, municipalities and political subdivisions	11,839	177	459	14	12,298	191
Debt securities issued by foreign governments	1,390	8	4	—	1,394	8
All other corporate bonds	7,871	206	1,722	40	9,593	246
Redeemable preferred stock	26	1	—	—	26	1
Total fixed maturities	27,335	498	3,225	78	30,560	576
Equity securities
Common stock	40	3	—	—	40	3
Nonredeemable preferred stock	114	3	—	—	114	3
Total equity securities	154	6	—	—	154	6
Venture capital	77	29	—	—	77	29
Total	$27,566	$533	$3,225	$78	$30,791	$611

	Less than 12 months		12 months or longer		Total
(at December 31, 2004, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$3,256	$33	$30	$1	$3,286	$34
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,743	22	4	—	1,747	22
Obligations of states, municipalities and political subdivisions	5,708	49	64	1	5,772	50
Debt securities issued by foreign governments	726	4	6	—	732	4
All other corporate bonds	6,190	95	247	4	6,437	99
Redeemable preferred stock	8	—	12	1	20	1
Total fixed maturities	17,631	203	363	7	17,994	210
Equity securities
Common stock	25	1	1	1	26	2
Nonredeemable preferred stock	89	3	17	—	106	3
Total equity securities	114	4	18	1	132	5
Venture capital	53	18	—	—	53	18
Total	$17,798	$225	$381	$8	$18,179	$233

Impairment charges included in net realized investment losses were as follows:

(for the three months ended March 31, in millions)	2005	2004

Fixed maturities	$3	$6
Equity securities	—	3
Venture capital	6	—
Real estate and other	—	2
Total	$9	$11

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of its management of exposure to changes in interest rates.  The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker.  The notional value of the open U.S. Treasury futures contracts was $1.32 billion at March 31, 2005.  These derivative instruments are not designated and do not qualify as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such the daily mark-to-market settlement is reflected in net realized investment gains or losses.

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

8.     CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources are as follows:

(for the three months ended March 31, in millions, after-tax)	2005	2004

Net income	$212	$587
Change in net unrealized gain on investment securities	(590)	164
Other changes	(4)	(2)
Total changes in equity from nonowner sources	$(382)	$749

9.     EARNINGS PER SHARE (EPS)

Earnings per share (EPS) has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128).  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  The computation of diluted EPS reflects the effect of potentially dilutive securities.

The weighted average number of common shares outstanding applicable to basic and diluted EPS for the three months ended March 31, 2004 were restated to reflect the exchange of each share of TPC common stock for 0.4334 shares of the Company’s common stock.

The Company implemented the provisions of FASB Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which provided new guidance on the dilutive effect of contingently convertible debt instruments, as described in note 2 to the consolidated financial statements.  Net income per diluted share for the three months ended March 31, 2004 was restated from $1.34 to $1.31 in accordance with this EITF.

The reconciliation of the income and share data used in the basic and diluted earnings per share computations was as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2005	2004
Basic
Net income, as reported	$212	$587
Preferred stock dividends	(2)	—
Net income available to common shareholders - basic	$210	$587

Diluted
Net income available to common shareholders - basic	$210	$587
Effect of dilutive securities:
Equity unit stock purchase contracts	3	—
Convertible preferred stock	2	—
Zero coupon convertible notes	1	—
Convertible junior subordinated notes	7	7
Net income available to common shareholders - diluted	$223	$594

Common Shares
Basic
Weighted average shares outstanding	668.1	434.6

Diluted
Weighted average shares outstanding	668.1	434.6
Weighed average effects of dilutive securities:
Stock options and other incentive plans	2.2	2.6
Equity unit stock purchase contracts	15.2	—
Convertible preferred stock	4.5	—
Zero coupon convertible notes	2.4	—
Convertible junior subordinated notes	16.7	16.7
Total	709.1	453.9

Net Income Per Common Share
Basic	$0.31	$1.35
Diluted	$0.31	$1.31

10.  CAPITAL AND DEBT

Debt outstanding was as follows:

(in millions)		March 31, 2005	December 31, 2004

Short-term:
Commercial paper		$498	$499
7.875%	Senior notes due April 15, 2005	238	238
7.125%	Senior notes due June 1, 2005	79	79
Medium-term notes maturing in 2005		99	99
Total short-term debt		914	915

Long-term:
Medium-term notes with various maturities from 2006 to 2010		298	298
6.75%	Senior notes due November 15, 2006	150	150
5.75%	Senior notes due March 15, 2007	500	500
5.25%	Senior notes due August 16, 2007	442	442
3.75%	Senior notes due March 15, 2008	400	400
4.50%	Zero coupon convertible notes due 2009	118	117
8.125%	Senior notes due April 15, 2010	250	250
7.81%	Private placement notes due on various dates through 2011	20	20
5.00%	Senior notes due March 15, 2013	500	500
7.75%	Senior notes due April 15, 2026	200	200
7.625%	Subordinated debentures due December 15, 2027	125	125
8.47%	Subordinated debentures due January 10, 2027	81	81
4.50%	Convertible junior subordinated notes payable due April 15, 2032	893	893
6.375%	Senior notes due March 15, 2033	500	500
8.50%	Subordinated debentures due December 15, 2045	56	56
8.312%	Subordinated debentures due July 1, 2046	73	73
7.60%	Subordinated debentures due October 15, 2050	593	593
Total long-term debt		5,199	5,198

Total debt principal		6,113	6,113
Unamortized fair value adjustment		220	239
Unamortized debt issuance costs		(38)	(39)
Total debt		$6,295	$6,313

The Company’s consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date.  The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method.  The amortization of the fair value adjustment reduced interest expense by $19 million for the three months ended March 31, 2005.

The following table presents the unamortized fair value adjustment and the related effective interest rate on the SPC debt instruments acquired in the merger.

				Unamortized Fair Value Purchase Adjustment at		Effective Interest Rate to Maturity
(in millions)	Issue Rate		Maturity Date	March 31, 2005	December 31, 2004

Senior notes	7.875%		Apr.2005	$1	$5	1.645%
	7.125%		Jun.2005	1	2	1.881%
	5.750%		Mar.2007	30	33	2.625%
	5.250	%(1)	Aug.2007	6	11	1.389%
	8.125%		Apr.2010	43	45	4.257%

Medium-term notes	6.4%-7.4%		Through 2010	30	34	3.310%

Subordinated debentures	7.625%		Dec.2027	22	22	6.147%
	8.470%		Jan.2027	7	7	7.660%
	8.500%		Dec.2045	16	16	6.362%
	8.312%		Jul.2046	20	20	6.362%
	7.600%		Oct.2050	42	42	7.057%

Zero coupon convertible notes	4.500	%(2)	Mar.2009	2	2	4.175%
Total				$220	$239

(1)   In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million.  Each equity unit initially consists of a forward purchase contract for the Company’s common stock (maturing in August 2005), and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares to be purchased will be determined based on a formula that considers the average closing price of the Company’s stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering.  Had the settlement date been March 31, 2005, the Company would have issued approximately 15 million common shares based on the average closing price of the Company’s common stock immediately prior to that date.  Holders of the equity units have the opportunity to participate in a required remarketing of the senior note component.  The initial remarketing date is May 11, 2005. If the remarketing is successful, the interest rate on the senior notes will be reset on the date of the remarketing, and the notes will bear interest from the date of the settlement of the successful remarketing at the reset rate.

(2)   The zero coupon convertible notes mature in 2009, but are redeemable at the option of the holder for an amount equal to the original issue price plus accreted original discount.

The Company maintains an $800 million commercial paper program with back-up liquidity consisting entirely of three bank credit agreements that collectively provide the Company access to $1 billion of bank credit lines.  Pursuant to covenants in two of the credit agreements, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  Pursuant to covenants in the third credit agreement, TPC and its subsidiaries must maintain, as of the last day of any fiscal quarter, combined statutory capital and surplus in excess of $5.50 billion and a leverage ratio of total consolidated debt to total consolidated capital of less than 0.45 to 1.00.  There are no ratings-based triggers for the Company’s lines of credit.  At March 31, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.  There were no amounts outstanding under the Company’s credit agreements as of March 31, 2005.

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.61 billion is available in 2005 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $507 million of dividends from its insurance subsidiaries during the first three months of 2005.

11.  PENSION PLANS AND RETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

The following table summarizes the components of net pension and postretirement benefit expense recognized in continuing operations in the consolidated statement of income for the Company’s plans:

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2005	2004	2005	2004

Service cost	$15	$8	$1	$—
Interest cost on benefit obligation	26	10	4	—
Expected return on plan assets	(35)	(12)	—	—
Amortization of unrecognized:
Prior service cost	(1)	(1)	—	—
Net actuarial loss	—	2	—	—
Net benefit expense	$5	$7	$5	$—

12.  CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, had been subject to a temporary restraining order entered by the federal bankruptcy court in New York that had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns-Manville Corporation and affiliated entities.  In August 2002, the bankruptcy court held a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoined these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  Notwithstanding the injunction, additional Common Law Claims were filed and served on TPC.

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

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it.  Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  The plaintiffs in these actions have appealed these favorable rulings.  SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation”, “-Environmental Claims and Litigation” and “-Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  The complaints do not specify damages.  These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation I.  Plaintiffs have not yet filed a consolidated class action complaint.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  In these two actions, plaintiff shareholders allege violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff has been appointed.  The consolidated action will be coordinated with In re St. Paul Travelers Securities Litigation I for pretrial purposes.  Plaintiffs have not yet filed a consolidated class action complaint.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I.

In addition, two derivative actions have been brought against all current directors of the Company, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above, as well as allegations concerning the Company’s alleged mismanagement of and failure to make disclosure relating to the Company’s alleged involvement in the purchase and sale of finite reinsurance.

The Company believes that these lawsuits have no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that the financial impact of one or more of these proceedings will not be material to the Company’s results of operations in a future period.  The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law.  As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending these lawsuits.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” lawyer liability insurance and branding requirements for salvage automobiles.  The Company or its affiliates have received subpoenas or written requests for information from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Illinois Department of Financial and Professional Regulation; (xii) State of Iowa Insurance Division; (xiii) State of Maryland Insurance Administration; (xiv) Commonwealth of Massachusetts Office of the Attorney General; (xv) State of Minnesota Department of Commerce; (xvi) State of Minnesota Office of the Attorney General; (xvii) State of New York Office of the Attorney General; (xviii) State of New York Insurance Department; (xix) State of North Carolina Department of Insurance; (xx) State of Ohio Office of the Attorney General; (xxi) Commonwealth of Pennsylvania Office of the Attorney General; (xxii) State of Texas Department of Insurance; (xxiii) State of West Virginia Office of Attorney General; and (xxiv) the United States Securities and Exchange Commission.

The Company is cooperating with these subpoenas and requests for information.  In addition, outside counsel, with the oversight of the company’s Board of Directors, has been conducting an internal review of certain of the company’s business practices.  This review initially focused on the company’s relationship with brokers and was commenced after the announcement of litigation brought by the New York Attorney General’s office against a major broker.

The internal review was expanded to address the various requests for information described above and to verify whether the company’s business practices in these areas have been appropriate.  The company’s review has been extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.  The company also continues to receive and respond to additional requests for information and will expand its review accordingly.

To date, the company has found only a few instances of conduct that were inconsistent with the company’s employee code of conduct.  The company has, and will continue to, respond appropriately to any such conduct.

The company’s internal review with respect to finite reinsurance has considered finite products the company both purchased and sold. The review with respect to purchased products has been completed, and the company has concluded that its accounting for these products is appropriate.  With respect to finite reinsurance products sold, the review is ongoing, but based on its findings to date, the company expects that no significant issues are likely to be identified.  In addition to the company’s review, which in many respects continues, the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from the company’s.  Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Five putative class action lawsuits have been brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The complaints are captioned Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  These actions have been transferred by the Judicial Panel on Multidistrict Litigation to, or filed in, the District of New Jersey and are being coordinated or consolidated as part of In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints include causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, federal and state common law and the laws of the various states prohibiting antitrust violations and unfair and/or deceptive trade practices.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax).  The Company recorded these adjustments as charges in its income statement in the second quarter of 2004.  Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing.  Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger.  After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004 and March 31, 2005, in each case by the approximate after-tax amount of the charge.  The effect on tangible shareholders’ equity at December 31, 2004 and March 31, 2005 would not be material.  Additionally, if such adjustments were made, there would be changes to the amounts recorded for the affected items in purchase accounting and, accordingly, the Company’s balance sheet as of April 1, 2004 would reflect those changes.

Other Commitments and Guarantees

Commitments

Venture Capital—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities.  The Company’s total future estimated obligations related to its venture capital investments were $273 million at March 31, 2005 and $289 million at December 31, 2004.  In the normal course of business, the Company has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests.  These additional commitments were $480 million and $483 million at March 31, 2005 and December 31, 2004, respectively.

SPC’s Sale of Minet—In May 1997, SPC completed the sale of its insurance brokerage operation, Minet, to Aon Corporation. SPC agreed to indemnify Aon against any future claims for professional liability and other specified events that occurred or existed prior to the sale.  The Company assumed obligations related to this indemnification upon consummation of the merger.  The Company monitors its exposure under these claims on a regular basis.  The Company believes reserves for reported claims are adequate, but it does not have information on unreported claims to estimate a range of additional liability.  From 1997 to 2004, SPC purchased insurance to cover a portion of its exposure to such claims.  Under the sale agreement, SPC also committed to acquire a minimum level of reinsurance brokerage services from Aon through 2012.  That commitment requires the Company to make a contractual payment to Aon to the extent such minimum level of service is not acquired.  The maximum annual amount payable to Aon for such services and any such contractual payment related to that commitment is $20 million.  SPC also had commitments under lease agreements through 2015 for vacated space, as well as a commitment to make payments to a former Minet executive.  The Company assumed all obligations to these commitments upon consummation of the merger.

Guarantees

The Company has certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, premium deficiencies or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of March 31, 2005, the aggregate amount of the Company’s quantifiable indemnification obligations in effect for sales of business entities was $1.94 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at March 31, 2005 was $197 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The fair value of this obligation as of March 31, 2005 was $44 million.

13.  REINSURANCE

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

The allowance for estimated uncollectible reinsurance recoverables was $752 million and $751 million at March 31, 2005 and December 31, 2004, respectively.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and claims and claim adjustment expenses for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(in millions)	2005	2004
Premiums written
Direct	$5,538	$3,923
Assumed	383	109
Ceded	(1,141)	(632)
Net premiums written	$4,780	$3,400

Premiums earned
Direct	$5,732	$3,758
Assumed	294	127
Ceded	(907)	(546)
Net premiums earned	$5,119	$3,339

Claims and claim adjustment expenses
Direct	$3,386	$2,457
Assumed	309	130
Ceded	(479)	(312)
Policyholder dividends	7	6
Net claims and claim adjustment expenses	$3,223	$2,281

The increase in all ceded amounts in the table primarily reflected the impact of the merger.  The increase in ceded written premiums also reflected changes in the timing and structure of reinsurance purchased in the Specialty segment, which resulted in an increase in ceded premiums when compared with the first quarter of 2004.  The Company also made a modest adjustment to 2004 ceded written premiums in the Specialty segment to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded.  Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts.  This adjustment only affected the statistical disclosure of net written premiums on a quarter-by-quarter basis; it did not affect amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results, or capital.  The adjustment was made to conform the statistical measurement of production — net written premiums — across the Company's business.

14.  RESTRUCTURING ACTIVITIES

During the second quarter of 2004, the Company’s management approved and committed to plans to terminate and relocate certain employees and to exit certain activities.  The cost of these actions was recognized in 2004 as a liability and included in either the allocation of the purchase price or recorded as part of general and administrative expenses.  The following table summarizes activity related to these plans.

	Original Accrued Costs	2004		Balance at Dec. 31, 2004	2005		Balance at March 31, 2005
(in millions)		Payments	Adjustments		Payments	Adjustments
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$71	$(43)	$(3)	$25	$(7)	$5	$23
Costs to exit leases	4	(1)	5	8	(1)	(1)	6
Other exit costs	4	(2)	—	2	—	—	2
Total included in the allocation of purchase price	79	(46)	2	35	(8)	4	31
Employee termination costs included in general and administrative expenses:
Commercial	33	(4)	(9)	20	(2)	2	20
Specialty	2	(1)	—	1	—	4	5
Personal	4	—	(1)	3	(1)	1	3
Total included in general and administrative expenses	39	(5)	(10)	24	(3)	7	28
Total restructuring costs	$118	$(51)	$(8)	$59	$(11)	$11	$59

Employee termination and relocation costs consist primarily of severance benefits for which payments will be substantially completed by the end of 2006.  Costs to exit leases include remaining lease obligations on properties to be vacated by the Company and are expected to be fully paid by the end of 2007.  Other exit costs include the remaining costs related to a redundant computer software contract which are expected to be fully paid by the end of 2005.  Adjustments recorded in the three months ended March 31, 2005 primarily represent changes in the original estimate as a result of new information which became available to the Company.

15.  INCOME TAXES

The components of income tax expense (benefit) on continuing operations were as follows:

	Three Months Ended March 31,
(in millions)	2005	2004
Income tax expense (benefit) on continuing operations:
Federal:
Current	$179	$242
Deferred	110	(17)
Total federal income tax expense	289	225
Foreign	17	2
State	5	—
Total income tax expense on continuing operations	$311	$227

The deferred tax liability associated with the difference between the Company’s tax basis and GAAP carrying value of its investment in Nuveen Investments is reported as a component of the deferred tax asset on the Company’s balance sheet.

16.  CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.  These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.  The Company has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of March 31, 2005.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2005

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Revenues
Premiums	$3,490	$1,629	$—	$—	$5,119
Net investment income	531	218	16	—	765
Fee income	168	3	—	—	171
Net realized investment gains (losses)	34	(34)	—	—	—
Other revenues	36	16	2	(4)	50
Total revenues	4,259	1,832	18	(4)	6,105

Claims and expenses
Claims and claim adjustment expenses	2,136	1,087	—	—	3,223
Amortization of deferred acquisition costs	575	235	—	—	810
General and administrative expenses	643	178	(4)	(4)	813
Interest expense	35	(1)	37	—	71
Total claims and expenses	3,389	1,499	33	(4)	4,917

Income (loss) from continuing operations before income taxes	870	333	(15)	—	1,188
Income tax expense (benefit)	246	76	(11)	—	311
Equity in earnings of subsidiaries, net of tax	—	—	768	(768)	—
Income from continuing operations	624	257	764	(768)	877
Loss from discontinued operations, net of taxes	—	(113)	(552)	—	(665)
Net income	$624	$144	$212	$(768)	$212

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Assets
Fixed maturities, available for sale at fair value (including $1,969 subject to securities lending and repurchase agreements) (amortized cost $55,004)	$34,653	$20,790	$31	$(63)	$55,411
Equity securities, at fair value (cost $679)	620	56	54	—	730
Real estate	6	730	—	42	778
Mortgage loans	144	47	—	—	191
Short-term securities	1,638	1,682	644	—	3,964
Other investments	1,918	1,200	65	—	3,183
Total investments	38,979	24,505	794	(21)	64,257

Cash	128	367	46	—	541
Investment income accrued	428	274	4	(5)	701
Premiums receivable	4,382	1,727	—	—	6,109
Reinsurance recoverables	10,758	8,068	—	—	18,826
Ceded unearned premiums	910	867	—	—	1,777
Deferred acquisition costs	1,080	477	—	—	1,557
Deferred tax asset	1,195	664	—	(102)	1,757
Contractholder receivables	4,114	1,641	—	—	5,755
Goodwill	2,412	1,148	—	—	3,560
Intangible assets	348	680	—	—	1,028
Assets of discontinued operations	—	2,855	—	—	2,855
Investment in subsidiaries	—	—	23,500	(23,500)	—
Other assets	2,138	949	430	(706)	2,811
Total assets	$66,872	$44,222	$24,774	$(24,334)	$111,534

Liabilities
Claims and claim adjustment expense reserves	$35,742	$22,888	$—	$—	$58,630
Unearned premium reserves	7,554	3,608	—	—	11,162
Contractholder payables	4,114	1,641	—	—	5,755
Payables for reinsurance premiums	316	729	—	—	1,045
Debt	2,625	199	3,777	(306)	6,295
Liabilities of discontinued operations	—	784	—	—	784
Other liabilities	4,495	2,653	265	(282)	7,131
Total liabilities	54,846	32,502	4,042	(588)	90,802

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred Stock (0.5 shares issued and outstanding)	—		179	—	179
Common stock (1,750.0 shares authorized; 674.2 shares issued; 673.6 shares outstanding)	—	919	17,538	(919)	17,538
Additional paid-in-capital	8,693	8,932	—	(17,625)	—
Retained earnings	2,921	2,103	2,818	(5,024)	2,818
Accumulated other changes in equity from nonowner sources	474	(96)	358	(378)	358
Treasury stock, at cost (0.6 shares)	(13)	—	(22)	13	(22)
Unearned compensation	(49)	—	(139)	49	(139)
Minority interest	—	(138)	—	138	—
Total shareholders’ equity	12,026	11,720	20,732	(23,746)	20,732
Total liabilities and shareholders’ equity	$66,872	$44,222	$24,774	$(24,334)	$111,534

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Assets
Fixed maturities, available for sale at fair value (including $2,603 subject to securities lending and repurchase agreements) (amortized cost $53,017)	$34,347	$19,895	$32	$(5)	$54,269
Equity securities, at fair value (cost $687)	601	83	75	—	759
Real estate	2	771	—	—	773
Mortgage loans	148	43	—	—	191
Short-term securities	2,695	2,122	127	—	4,944
Other investments	2,151	1,220	61	—	3,432
Total investments	39,944	24,134	295	(5)	64,368

Cash	166	79	17	—	262
Investment income accrued	410	261	3	(3)	671
Premiums receivable	4,115	2,086	—	—	6,201
Reinsurance recoverables	11,058	7,996	—	—	19,054
Ceded unearned premiums	716	849	—	—	1,565
Deferred acquisition costs	1,033	526	—	—	1,559
Deferred tax asset	924	849	596	(171)	2,198
Contractholder receivables	3,986	1,643	—	—	5,629
Goodwill	2,412	1,152	—	—	3,564
Intangible assets	356	706	—	—	1,062
Assets of discontinued operations	—	2,840	—	—	2,840
Investment in subsidiaries	—	1	23,738	(23,739)	—
Other assets	1,698	1,743	361	(730)	3,072
Total assets	$66,818	$44,865	$25,010	$(24,648)	$112,045

Liabilities
Claims and claim adjustment expense reserves	$35,796	$23,274	$—	$—	$59,070
Unearned premium reserves	7,162	4,148	—	—	11,310
Contractholder payables	3,986	1,643	—	—	5,629
Payables for reinsurance premiums	202	694	—	—	896
Debt	2,624	183	3,809	(303)	6,313
Liabilities of discontinued operations	—	799	—	—	799
Other liabilities	4,784	2,445	—	(402)	6,827
Total liabilities	54,554	33,186	3,809	(705)	90,844

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.6 shares issued and outstanding)	—	29	193	(29)	193
Guaranteed obligation – Stock Ownership Plan	—	—	(5)	—	(5)
Common stock (1,750.0 shares authorized; 670.7 shares issued; 670.3 shares outstanding)	4	753	17,414	(757)	17,414
Additional paid-in capital	8,694	8,932	—	(17,626)	—
Retained earnings	2,774	2,000	2,744	(4,774)	2,744
Accumulated other changes in equity from nonowner sources	865	86	952	(951)	952
Treasury stock, at cost (0.4 shares)	(14)	—	(14)	14	(14)
Unearned compensation	(58)	—	(83)	58	(83)
Minority interest	(1)	(121)	—	122	—
Total shareholders’ equity	12,264	11,679	21,201	(23,943)	21,201
Total liabilities and shareholders’ equity	$66,818	$44,865	$25,010	$(24,648)	$112,045

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Cash flows from operating activities
Net income (loss)	$624	$144	$212	$(768)	$212
Net adjustments to reconcile net income to net cash provided by operating activities	(234)	743	(461)	768	816
Net cash provided by operating activities	390	887	(249)	—	1,028

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	642	431	—	—	1,073
Mortgage loans	5	—	—	—	5
Proceeds from sales of investments
Fixed maturities	851	201	—	—	1,052
Equity securities	31	7	1	—	39
Purchases of investments
Fixed maturities	(2,164)	(2,011)	—	—	(4,175)
Equity securities	—	(15)	(6)	—	(21)
Real estate	—	(8)	—	—	(8)
Short-term securities (purchased) sold, net	447	575	(42)	—	980
Other investments, net	273	(45)	—	—	228
Securities transactions in course of settlement	97	98	—	—	195
Net cash used by investing activities	182	(767)	(47)	—	(632)

Cash flows from financing activities
Payment of debt	—	—	(2)	—	(2)
Dividends to shareholders	—	—	(150)	—	(150)
Issuance of common stock-employee stock options	—	—	32	—	32
Treasury stock acquired — net employee stock-based compensation	—	—	(8)	—	(8)
Intercompany dividends	(610)	133	477	—	—
Capital contributions and loans between subsidiaries	—	35	(35)	—	—
Other	—	2	11	—	13
Net cash provided (used) by financing activities	(610)	170	325	—	(115)
Effect of exchange rate changes on cash	—	(2)	—	—	(2)
Net increase (decrease) in cash	(38)	288	29	—	279
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$128	$367	$46	$—	$541

Discontinued operations:
Net cash provided by discontinued operations	—	7	—	—	7
Cash of discontinued operations at beginning of period	—	12	—	—	12
Cash of discontinued operations at end of period	$—	$19	$—	$—	$19
Supplemental disclosure of cash flow information
Income taxes (received) paid	$361	$(147)	$(201)	$—	$13
Interest paid	$46	$—	$41	$—	$87

(1)   The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc.  Each share of TPC par value $0.01 class A common stock, including the associated preferred stock purchase rights, and TPC par value $0.01 class B common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value.  Share and per share amounts for the first quarter of 2004 reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition.  Accordingly, all financial information presented herein for the three months ended March 31, 2005 reflects the consolidated accounts of SPC and TPC.  The financial information presented herein as of and for the three months ended March 31, 2004 reflects the accounts of TPC.

In March 2005, the Company and Nuveen Investments jointly announced that the Company was implementing a program to sell its 78% equity interest in Nuveen Investments, which is described in more detail later in this discussion.  Accordingly, Nuveen Investments’ operating results for the first quarter of 2005 were classified as discontinued operations.

EXECUTIVE SUMMARY

2005 First Quarter Consolidated Results of Operations

•      Income from continuing operations of $877 million

•      Income from continuing operations per share of $1.31 basic and $1.25 diluted

•      Net income of $212 million, or $0.31 per share basic and diluted, including loss from discontinued operations of $665 million, or $1.00 per share basic and $0.94 diluted

•      Gross written premiums of $5.92 billion; net written premiums of $4.78 billion

•      GAAP combined ratio of 90.5

•      Net investment income of $583 million, after-tax

•      Moderating rate environment due to more aggressive pricing in the marketplace

2005 First Quarter Consolidated Financial Condition

•      Total assets of $111.53 billion, down $511 million from December 31, 2004

•      Total investments of $64.26 billion; fixed maturities and short-term securities comprise 92% of total investments

•      Total debt of $6.30 billion, unchanged from December 31, 2004 (excluding Nuveen Investments’ debt of $310 million and $311 million at March 31, 2005 and December 31, 2004, respectively)

•      Shareholders’ equity of $20.73 billion, down $469 million from December 31, 2004 reflecting decline in unrealized appreciation on fixed maturity portfolio related to interest rate movements

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended March 31,
(in millions, except per share amounts)	2005	2004

Income from continuing operations	$877	$587
Loss from discontinued operations	(665)	—
Net income	$212	$587

Basic earnings per share:
Income from continuing operations	$1.31	$1.35
Loss from discontinued operations	(1.00)	—
Net income	$0.31	$1.35

Diluted earnings per share:
Income from continuing operations	$1.25	$1.31
Loss from discontinued operations	(0.94)	—
Net income	$0.31	$1.31

Weighted average number of common shares outstanding:
Basic	668.1	434.6
Diluted	709.1	453.9

The Company’s discussions related to all items, other than net income, income from continuing operations and operating income, are presented on a pretax basis, unless otherwise noted.

Income from continuing operations in the first quarter of 2005 totaled $877 million, or $1.25 per share diluted, $290 million higher than comparable income of $587 million, or $1.31 per share diluted, in the same period of 2004.  The 49% increase in income from continuing operations in 2005 reflected the impact of the merger and strong operating results from each of the Company’s three business segments.  Net income of $212 million in the first quarter of 2005 declined $375 million compared with the same period of 2004.  Net income in 2005 included a net loss from discontinued operations of $665 million, primarily consisting of a $687 million tax charge related to the Company’s equity ownership in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ first quarter net income.

Consolidated revenues from continuing operations were as follows:

	Three Months Ended March 31,
(in millions)	2005	2004

Earned premiums	$5,119	$3,339
Net investment income	765	619
Fee income	171	172
Realized investment losses	—	(42)
Other	50	39
Total revenues	$6,105	$4,127

The growth in earned premiums in the first quarter of 2005 of $1.78 billion was primarily due to the merger, and also reflected the earned premium effect of rate increases on renewal business over the last 12 months.

First quarter 2005 net investment income increased $146 million over the same 2004 period due largely to the increase in invested assets resulting from the merger.  Investment income in the prior year period included $127 million of income resulting from the initial public trading of one investment.  Average invested assets also continued to increase due to strong operational cash flows, contributing to the growth in investment income over the first quarter of 2004.  Also impacting net investment income in 2005 was the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investment purchases since the completion of the merger in April 2004.  Yields on the Company’s taxable fixed maturity portfolio in the first quarter of 2005 declined from those in the same period of 2004, reflecting the impact of a reduction in yields available on new investment purchases in the last twelve months compared with those on maturing securities during that time period.

Fee income in the first quarter of 2005 was level with the same period of 2004, as the National Accounts market, the primary source of the Company’s fee-based business, experienced increased competition, as described in more detail in the Commercial segment discussion to follow.

Net pretax realized investment gains in the first quarter of 2005 totaled less than $0.1 million, compared with net pretax realized losses of $42 million in the same 2004 period.  The 2004 total included $55 million of net realized losses related to U.S. Treasury futures which are settled daily and are used to shorten the duration of the fixed maturity portfolio.  Pretax impairment losses totaled $9 million in the first quarter of 2005, compared with $11 million in the same 2004 period.

Consolidated gross and net written premiums were as follows:

	Three Months Ended March 31,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial	$2,529	$2,130	$2,213	$1,765
Specialty	1,913	1,216	398	269
Personal	1,479	1,434	1,421	1,366
Total written premiums	$5,921	$4,780	$4,032	$3,400

For the three months ended March 31, 2005, gross written premiums increased 47% and net written premiums increased 41% over the same period of 2004, primarily due to the merger.  The smaller growth rate for net written premiums primarily reflected the impact of changes in the timing and structure of reinsurance purchased in the Specialty segment, which resulted in an increase in ceded premiums when compared with the first quarter of 2004.  The Company also made a modest adjustment to 2004 ceded written premiums in the Specialty segment to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded.  Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts.  This adjustment only affected the statistical disclosure of net written premiums on a quarter-by-quarter basis only; it did not affect amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results or capital.  The adjustment was made to conform the statistical measurement of production — net written premiums — across the Company’s businesses.

Business retention levels in the majority of the Company’s insurance operations remained strong and consistent with prior year levels.  Rate increases, however, continued to moderate in the first quarter, reflecting increased competition and more aggressive pricing in the marketplace.  New business volume in the first quarter also declined when compared with the combined new business volume of SPC and TPC in the prior year quarter, reflecting the competitive marketplace and the benefit in the prior year quarter of new business from two renewal rights transactions completed in the third quarter of 2003.  The planned non-renewal of certain commercial property and construction risks and the expected decline in Gulf Insurance Company (Gulf) and other runoff business premium volume also reduced first quarter 2005 written premium volume.

Consolidated claims and expenses were as follows:

	Three Months Ended March 31,
(in millions)	2005	2004

Claims and claim adjustment expenses	$3,223	$2,281
Amortization of deferred acquisition costs	810	526
General and administrative expenses	813	467
Interest expense	71	36
Total claims and expenses	$4,917	$3,310

Claims and claim adjustment expenses in the first quarter of 2005 included $55 million of net favorable prior year reserve development.  Favorable development in the Personal segment was partially offset by unfavorable prior year reserve development in the Specialty segment related to the four hurricanes that struck the United States in the third quarter of 2004.  First quarter 2004 claims and expenses included $43 million of net unfavorable prior year reserve development.  Current year catastrophe losses in the first quarter of 2005 totaled $31 million, primarily due to flooding in the United Kingdom and winter storms in the United States.  Catastrophe losses in the first quarter of 2004 totaled $20 million.

Amortization of deferred acquisition costs in the first quarter of 2005 increased $284 million over the same period of 2004, reflecting increased commissions and premium taxes associated with the higher volume of earned premiums that resulted from the merger.

The $346 million increase in general and administrative costs in the first quarter of 2005 compared with the same period of 2004 primarily reflected the impact of the merger.  Included in the 2005 first quarter total was $31 million of amortization expense related to finite-lived intangible assets acquired in the merger, and a benefit of $7 million associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables.

Interest expense for the three months ended March 31, 2005 included $36 million of additional interest expense on SPC debt assumed in the merger, net of $19 million of accretion of the fair value adjustment that was made to that debt on the acquisition date.

GAAP combined ratios (before policyholder dividends) for the Company’s insurance segments were as follows:

	Three Months Ended March 31,
	2005	2004

Loss and loss adjustment expense ratio	61.3%	65.8%
Underwriting expense ratio	29.2	26.1
GAAP combined ratio	90.5%	91.9%

The 4.5 point improvement in the loss and loss adjustment expense ratio in 2005 reflected the impact of net favorable prior year reserve development and favorable loss frequency and severity trends.  The impact of catastrophes in the first quarters of 2005 and 2004 was negligible.  The 3.1 point increase in the underwriting expense ratio was driven by the higher expense ratio of business acquired in the merger and also reflected the earned premium declines associated with Gulf and other business placed in runoff.

Discontinued Operations

In March 2005, the Company and Nuveen Investments jointly announced that the Company was implementing a program to divest its 78% equity interest in Nuveen Investments which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  Accordingly, Nuveen Investments was accounted for as a discontinued operation for the first quarter of 2005.

Nuveen Investments’ revenue, derived primarily from asset management fees, totaled $137 million for the three months ended March 31, 2005.  The Company’s share of Nuveen Investments’ pretax income, net of minority interest, for the three months ended March 31, 2005 was $51 million.  The Company recorded a net loss from discontinued operations of $665 million in the first quarter of 2005, primarily consisting of a $687 million tax charge due to the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ first quarter 2005 net income.

The Company began implementing the divestiture program in April 2005.  The following transactions occurred on April 12, 2005, resulting in net pretax cash proceeds of approximately $1.86 billion:

•      The Company sold 39.3 million shares of Nuveen Investments through a public secondary offering, excluding over-allotment sale to underwriters.

•      Nuveen Investments repurchased 6.1 million shares of its common stock from the Company.

•     The Company entered into forward sales agreements, settling no later than March 31, 2006, with respect to 11.9 million shares of Nuveen Investments’ common stock.

Also on April 12, 2005, the Company entered into an agreement in which Nuveen Investments will repurchase, upon the receipt of certain Nuveen fund approvals, but in any event not later than December 23, 2005, approximately 12.1 million additional shares of its common stock from the Company for total consideration of approximately $400 million.  In addition, on May 5, 2005, the underwriters exercised in part the over-allotment provision to acquire an additional 541,000 shares, resulting in net pretax cash proceeds of approximately $18 million.

Upon execution of the 12.1 million share repurchase by Nuveen Investments, total net pretax cash proceeds to the Company from the transactions described above are expected to approximate $2.28 billion. Net after-tax proceeds to the Company, after utilization of remaining net operating loss carryforwards of approximately $1.6 billion, are expected to approximate $2.0 billion.  These amounts exclude any proceeds related to the potential sale of the 3.4 million shares remaining from the over-allotment to underwriters.

Upon closing of the sale of the 39.3 million shares in the secondary offering, the repurchase of the 6.1 million shares by Nuveen Investments, and the sale of the 541,000 over-allotment shares to the underwriters, the Company’s ownership interest in Nuveen Investments declined from 78% to approximately 31%.  The Company’s ownership interest in Nuveen Investments is expected to decline further to approximately 5% upon settlement of the forward sales agreements with respect to the 11.9 million shares and execution of the additional 12.1 million share repurchase by Nuveen Investments.  The remaining ownership is expected to be disposed of within one year.

The Company expects to record an after-tax gain on the sale of Nuveen Investments of approximately $138 million in the second quarter of 2005 upon closing of the sale of the 39.3 million shares in the secondary offering, the repurchase of the 6.1 million shares by Nuveen Investments, and the sale of the 541,000 over-allotment shares to the underwriters.  The Company expects to record an additional after-tax gain of approximately $69 million upon settlement of the forward sales agreements with respect to the 11.9 million shares and execution of the additional 12.1 million share repurchase by Nuveen Investments.

The Company expects that the divestiture of its equity interest in Nuveen Investments will increase its financial flexibility and liquidity, have an immaterial impact on its income from continuing operations and result in a modest decline in shareholders’ equity.  In addition, goodwill and other intangible assets related to Nuveen Investments, which are currently included in “Assets of discontinued operations” in the Company’s balance sheet, will be substantially reduced and, as a result, tangible equity is expected to significantly increase.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s continuing operations are comprised of the following three segments: Commercial, Specialty and Personal.  Prior period results for these segments have been restated, to the extent practicable, to conform with these business segments.

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

•                  National Accounts provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations; and policies written by the Company’s wholly-owned subsidiary Gulf Insurance Company which was placed into runoff during the second quarter of 2004.  These operations are collectively referred to as Commercial Other.

Results of the Company’s Commercial segment were as follows:

	Three Months Ended March 31,
(in millions)	2005	2004

Revenues:
Earned premiums	$2,160	$1,731
Net investment income	470	423
Fee income	163	168
Other revenues	15	14
Total revenues	$2,808	$2,336

Total claims and expenses	$2,226	$1,740

Operating income	$433	$430

Loss and loss adjustment expense ratio	65.2%	64.5%
Underwriting expense ratio	29.7	25.9
GAAP combined ratio	94.9%	90.4%

Operating income of $433 million for the first quarter of 2005 increased slightly over operating income in the same 2004 period.

The growth in earned premiums of $429 million in the first quarter of 2005 over the same 2004 period was primarily due to the merger and also reflected the earned premium effect of moderating renewal price increases over the last twelve months in the Company’s core commercial operations.

First quarter 2005 net investment income increased $47 million over the same 2004 period due largely to the increase in invested assets as a result of the merger.  Investment income in the prior year period included $82 million of income resulting from the initial public trading of one investment.

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools.  The slight decline in fee income in the first quarter of 2005 was primarily due to increased competition, particularly for very large customers.  In addition, several workers’ compensation accounts included in residual market pools in prior quarters re-entered the voluntary insurance market amid increasing competition in the marketplace.

The increase in claims and expenses in the first quarter of 2005 reflected the impact of the merger.  The 2005 total included $7 million of net unfavorable prior year reserve development, compared with net favorable prior year reserve development of $6 million in 2004.  Claims and claim adjustment expenses in 2005 were favorably impacted by continuing favorable loss frequency trends.  There were no catastrophe losses incurred in the first quarters of 2005 or 2004 that impacted the Commercial segment.

Claims and expenses for the first quarter of 2005 also included an increase in the amortization of deferred acquisition costs reflecting the impact of the merger as well as increases in commissions and premium taxes associated with the increase in earned premiums discussed above.

The loss and loss adjustment expense ratio in the first quarter of 2005 included a 0.3 point impact of net unfavorable prior year reserve development, compared with a 0.3 point impact of favorable prior year development in the first quarter of 2004.  The 3.8% deterioration in the underwriting expense ratio in the first quarter of 2005 was almost entirely concentrated in the Commercial Other sector of the segment, reflecting the significant decline in written premium volume in the Company’s runoff operations.

Commercial’s gross and net written premiums by market were as follows:

	Three Months Ended March 31,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial Accounts	$1,229	$1,127	$932	$848
Select Accounts	706	684	545	531
National Accounts	516	279	446	240
Total Commercial Core	2,451	2,090	1,923	1,619
Commercial Other	78	40	290	146
Total Commercial	$2,529	$2,130	$2,213	$1,765

Gross and net written premiums in the first quarter of 2005 increased 14% and 21%, respectively, over the comparable period of 2004, primarily due to the merger.  In the Commercial Core operations, business retention rates remained strong in the first quarter of 2005, and renewal price changes were lower than in the first quarter of 2004, but only slightly lower than the fourth quarter of 2004.  New business volume declined compared with that in the first quarter of 2004, reflecting increasing competition in the commercial marketplace and the absence of new premiums from renewal rights transactions that had favorably impacted new business volume in the first quarter of 2004.  New business volume in the first quarter of 2005 increased, however, when compared with the third and fourth quarters of 2004.  Strong business retention in Commercial Accounts in the first quarter of 2005 was consistent with the same 2004 period and exceeded the fourth quarter of 2004, while in Select Accounts, first quarter 2005 business retention exceeded comparable levels in the same 2004 period and in the fourth quarter of 2004.  Renewal price changes in Commercial Accounts were slightly negative, whereas in Select Accounts renewal price changes were in the low single-digit range in the first quarter of 2005.  The growth in National Accounts’ premium volume primarily reflected the impact of the merger.

The significant decline in Commercial Other premium volume in the first quarter of 2005 compared with the same period of 2004 was due to intentional non-renewals in these runoff businesses.

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

Results of the Company’s Specialty segment were as follows:

	Three Months Ended March 31,
(in millions)	2005	2004

Revenues:
Earned premiums	$1,500	$311
Net investment income	180	51
Fee income	8	4
Other revenues	12	2
Total revenues	$1,700	$368

Total claims and expenses	$1,441	$418

Operating income (loss)	$188	$(28)

Loss and loss adjustment expense ratio	64.5%	97.7%
Underwriting expense ratio	31.1	35.2
GAAP combined ratio	95.6%	132.9%

Operating income of $188 million in the first quarter of 2005 was driven by profitable results from nearly all of the underwriting groups comprising this segment.  Operating income in the first quarter of 2005 included $34 million of net after-tax unfavorable prior year reserve development, all of which was related to the four hurricanes that struck the southeastern United States in the third quarter of 2004.  The $28 million operating loss in the first quarter of 2004 was driven by $98 million of after-tax unfavorable prior year reserve development in the Construction line of business.  Operating results in the first quarter of 2005 also included $13 million of after-tax catastrophe losses, which resulted from floods in the United Kingdom.

Domestic Specialty earned premiums for the three months ended March 31, 2005 totaled $1.20 billion, compared with $311 million in the same period of 2004.  International earned premiums in the first quarter of 2005 were $304 million, whereas 2004 results included minimal international volume.  The increases in 2005 were driven by incremental premiums resulting from the merger.  Earned premium volume for the three months ended March 31, 2004 represented revenue from the TPC Bond and Construction operations that was reported in the TPC Commercial Lines segment prior to the merger.

First quarter 2005 net investment income increased $129 million over the same period of 2004 due to the increase in invested assets as a result of the merger.

Claims and expenses in the first three months of 2005 included $52 million of unfavorable prior year reserve development, all of which related to the four 2004 hurricanes described previously.  Unfavorable prior year reserve development in the first quarter of 2004 totaled $150 million, all of which was recorded in the Construction line of business.  Catastrophes in the first quarter of 2005 totaled $19 million, whereas the same period of 2004 included no catastrophes.

The loss and loss adjustment expense ratio for the first quarter of 2005 included a 3.5 point impact of prior-year reserve development and a 1.3 point impact of catastrophes.  The comparable totals for the same period of 2004 were 48.2 points and 0 points, respectively.  The 4.1 point improvement in the underwriting expense ratio primarily reflected the significant change in the mix of business in this segment compared with the 2004 pre-merger Bond and Construction business of TPC.

Specialty’s gross and net written premiums by market were as follows:

	Three Months Ended March 31,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Construction	$267	$251	$134	$126
Bond	371	163	249	142
Financial and Professional Services	200	119	—	—
Other	702	419	—	—
Total Domestic Specialty	1,540	952	383	268
International Specialty	373	264	15	1
Total Specialty	$1,913	$1,216	$398	$269

Gross and net written premiums in the first quarter of 2005 increased over the comparable period of 2004, primarily due to the merger.  Written premiums in the first quarter of 2005 in Domestic Specialty reflected strong and stable business retention levels across the majority of markets comprising this business group, combined with price increases that continued to moderate to the low-single digit levels.  Approximately $51 million of gross written premiums previously written in Gulf and Commercial Core were written in Specialty in the first quarter of 2005.  As discussed previously, the Company restructured its reinsurance program in the Specialty segment, resulting in an increase in the percentage of written premiums ceded compared with the first quarter of 2004.  Construction and Bond premium volume in the first quarter of 2005 was less than the combined first quarter 2004 volume of TPC and SPC in the prior year quarter, reflecting a planned decline in exposures as well as lower retention and new business levels.  In International Specialties, net written premiums were comprised of business acquired in the merger.

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

Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents.  These policies provide protection against losses to dwellings and contents from a wide variety of perils as well as coverage for liability arising from ownership or occupancy.

Results of the Company’s Personal segment were as follows:

	Three Months Ended March 31,
(in millions)	2005	2004

Revenues:
Earned premiums	$1,459	$1,297
Net investment income	109	145
Other revenues	24	23
Total revenues	$1,592	$1,465

Total claims and expenses	$1,172	$1,114

Operating income	$285	$237

Loss and loss adjustment expense ratio	52.4%	60.1%
Underwriting expense ratio	26.3	24.2
GAAP combined ratio	78.7%	84.3%

Operating income of $285 million for the first quarter of 2005 was $48 million, or 20%, higher than in the same period of 2004.  The improvement in 2005 was driven by a continued decline in claim frequency across both lines of business as well as an improvement in claim trend severity in the Automobile line, along with strong earned premium growth that reflected both unit growth and price increases.

Earned premiums in the first quarter of 2005 increased 12% over the same period of 2004, primarily due to an increase in new business volume, continued strong business retention levels and renewal price increases over the last twelve months.

First quarter 2005 net investment income declined $36 million, or 25%, from the first quarter of 2004.  Investment income in the prior year period included $42 million of income resulting from the initial public trading of one investment.

Claims and expenses in the first quarter of 2005 included favorable prior year non-catastrophe reserve development of $120 million, offset by $6 million of adverse development related to the third quarter 2004 hurricanes.  This compares with net favorable development of $101 million in the same 2004 period.  The favorable development in 2005 was split approximately evenly between the Automobile and Homeowners and Other lines of business, and was primarily due to further declines in both the severity and frequency of non-catastrophe losses.  In addition, claim and claim adjustment expenses in 2005 reflected the benefit of lower current accident year frequency of non-catastrophe claims in the Homeowners and Other line of business and an improvement in frequency and severity trends in the Automobile line of business.  Catastrophe losses due to winter storms in the first quarter of 2005 totaled $12 million, compared with $20 million in the same 2004 period.  Claims and expenses in 2005 also reflected continued investments in process re-engineering efforts targeted to improve loss severity, as well as in personnel, technology and infrastructure designed to sustain and accelerate profitable growth.

The loss and loss adjustment expense ratio for the first quarter of 2005 improved 7.7 points compared with the same 2004 period.  The significant improvement was due primarily to the recognition of lower frequency in both the Automobile and Homeowners and Other lines of business, consistent with experience in recent quarters.  The first quarters of both 2005 and 2004 reflected a 7.8 point favorable impact from net prior year reserve development.

The 2.1 point increase in the underwriting expense ratio compared with the first quarter of 2004 reflected an increase in commission expenses as well as an increase in other insurance expense.  Commissions increased due to a change in product mix as well as higher profit sharing expenses driven by profitable results.  Other insurance expense increases reflected the impact of continued process re-engineering investments and investments in personnel, technology and infrastructure to support business growth and product development.

Personal’s gross and net written premiums by product line were as follows:

	Three Months Ended March 31,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Automobile	$870	$854	$854	$847
Homeowners and Other	609	580	567	519
Total Personal	$1,479	$1,434	$1,421	$1,366

Gross and net written premiums in the first quarter of 2005 increased 4% and 5%, respectively, over the same 2004 period, primarily due to growth in the Homeowners and Other product line, driven by price increases and moderate unit growth.  In the Automobile line, while retention levels remain strong, price increases and new business levels have slowed as competition intensifies in the marketplace.

The Personal segment had approximately 6.3 million and 5.8 million policies in force at March 31, 2005 and 2004, respectively.  In the Automobile line of business, policies in force at March 31, 2005 increased 5% over the same date in 2004.  Policies in force in the Homeowners and Other line of business at March 31, 2005 grew by 12% over the same date in 2004.  Effective in the first quarter of 2005, homeowners and other policies in force include certain endorsements that had previously not been counted as separate policies.  The prior period has been restated to conform to the current period presentation.

Interest Expense and Other

	Three Months Ended March 31,
(in millions)	2005	2004

Revenues	$5	$—
Net after-tax expense	$(47)	$(25)

The increase in net after-tax expense for Interest Expense and Other for the first quarter of 2005 over the same period of 2004 was primarily due to $23 million of incremental interest expense on debt assumed in the merger.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  As a result, the Company continues to experience a significant number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket.  This trend, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company.  In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. (Also see “Part II - Other Information - Legal Proceedings”).  These trends are expected to continue through 2005.  As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries.  The Company anticipates the filing of other direct actions against insurers, including the Company, in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.  The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.  Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court.  If the rulings of the bankruptcy court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending claims against it of this nature. (Also, see “Part II - Other Information, Item 1 - Legal Proceedings”).

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

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Net asbestos losses and expenses paid in the first three months of 2005 were $75 million, compared with $93 million in the same period of 2004.  Approximately 37% in the first three months of 2005 and 50% in the first three months of 2004 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements that would limit the Company’s liability.  At March 31, 2005, net asbestos reserves totaled $3.86 billion, compared with $2.89 billion at March 31, 2004.  The increase in reserves was driven by a $922 million provision to strengthen reserves in the fourth quarter of 2004, and $311 million of net reserves acquired in the April 1, 2004 merger with SPC.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2005	2004

Beginning reserves:
Direct	$4,775	$3,782
Ceded	(843)	(805)
Net	3,932	2,977
Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—
Accretion of discount:
Direct	—	5
Ceded	—	—
Net	—	5
Losses paid:
Direct	100	99
Ceded	(25)	(6)
Net	75	93
Ending reserves:
Direct	4,675	3,688
Ceded	(818)	(799)
Net	$3,857	$2,889

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

At March 31, 2005, approximately 58% of the net environmental reserve (approximately $314 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 42% of the net environmental reserve (approximately $225 million), consists of case reserves. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims.

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

The Company’s review of policyholders tendering claims for the first time has indicated that they are lower in severity. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, regulatory agencies are utilizing risk-based analysis and more efficient clean-up technologies.  However, there have been judicial interpretations that, in some cases, have been unfavorable to the industry and the Company.  Additionally, the Company has experienced an increase in the anticipated settlement amounts of certain matters as well as an increase in loss adjustment expenses.

Gross paid losses in the first quarter 2005 were $101 million, compared with $44 million for the same period in 2004.  This increase was due to the inclusion of the SPC business in 2005 and a significant settlement with one policyholder.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addresses the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation and there is an overall cap with respect to any indemnity obligation that might be owed.  The first of three payments was made during the first quarter of 2005, while the second payment will be paid in the second quarter.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31 in millions)	2005	2004

Beginning reserves:
Direct	$725	$331
Ceded	(84)	(41)
Net	641	290
Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—
Losses paid:
Direct	101	44
Ceded	1	(2)
Net	102	42
Ending reserves:
Direct	624	287
Ceded	(85)	(39)
Net	$539	$248

See “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2005 are appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, these reserves are subject to revision as new information becomes available and as claims develop.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the existence and/or amount of available coverage for asbestos and/or environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.  In addition, the Company sees, as an emerging trend, an increase in the Company’s asbestos-related loss and loss expense experience as a result of the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated.  This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.  As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments.  The Company completed its most recent annual ground-up review, which included the asbestos liabilities acquired in the merger, during the fourth quarter of 2004.  Also see “Part II Other Information, Item 1 Legal Proceedings.”

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasing reinsurance coverage disputes.  Additionally, the volatility of asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities from continuing operations totaled $1.03 billion and $781 million in the first three months of 2005 and 2004, respectively.  The increase in 2005 reflected the impact of the merger and a continuing favorable rate environment.  Continued price increases, improved underwriting profitability and consistently strong investment receipts contributed to the increase in operational cash flows in the first quarter of 2005.

Net cash flows used in investing activities from continuing operations totaled $632 million in the first three months of 2005, compared with $932 million in the same 2004 period.  Funds in both years were invested predominantly in fixed maturity securities.

The Company’s investing cash flows in the second quarter of 2005 will include approximately $1.87 billion of pretax proceeds (after underwriting fees and transaction costs) from the sale of a portion of its equity interest in Nuveen Investments (approximately $1.63 billion after expected tax payments).  A significant portion of the proceeds is expected to be contributed to the capital of the Company’s insurance subsidiaries, with the remainder available for general corporate purposes.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The average duration of fixed maturities and short-term securities was 4.2 years as of March 31, 2005, compared with 4.1 years at December 31, 2004.

The Company also invests much smaller amounts in equity securities, venture capital and real estate.  These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

The primary goals of the Company’s asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities, and maintain sufficient liquidity to cover fluctuations in projected liability cash flows.  Generally, the expected principal and interest payments produced by the Company’s fixed income portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the present value of the net insurance liabilities, plus the positive cash flow from newly sold policies and the large amount of high quality liquid bonds provides assurance of the Company’s ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

At March 31, 2005, total cash and short-term invested assets aggregating $699 million were held at the holding company level.  These liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries.  These liquid assets, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company.  These liquidity requirements include primarily shareholder dividends and debt service.

Net cash flows used in financing activities from continuing operations totaled $115 million in the first three months of 2005, compared with $61 million in the same 2004 period.  Dividends paid to shareholders, which totaled $150 million and $81 million in the first quarters of 2005 and 2004, respectively, accounted for the majority of funds used in financing activities in both years.  The Company issued no additional debt in the first quarter of 2005, and no debt outstanding at December 31, 2004 was repaid other than a $1 million net decline in the amount of commercial paper outstanding.  In April 2005, the Company funded the maturity of its 7.875%, $238 million senior notes.  On May 4, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share, an increase of 4.5% over the prior quarterly dividend rate of $0.22 per share.  The dividend is payable June 30, 2005 to shareholders of record on June 10, 2005.

In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $443 million.  Each equity unit initially consists of a forward purchase contract for the Company’s common stock (maturing in August 2005), and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares to be purchased will be determined based on a formula that considers the average closing price of the Company’s stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering.  Had the settlement date been March 31, 2005, the Company would have issued approximately 15 million common shares based on the average closing price of the Company’s common stock immediately prior to that date.  Holders of the equity units have the opportunity to participate in a required remarketing of the senior note component.  The initial remarketing date is May 11, 2005.  If the remarketing is successful, the interest rate on the senior notes will be reset on the date of the remarketing, and the notes will bear interest from the date of the settlement of the successful remarketing at the reset rate.

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities.  A maximum of $2.61 billion will be available in 2005 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $507 million of dividends from its insurance subsidiaries during the first three months of 2005.

The Company maintains an $800 million commercial paper program with back-up liquidity consisting entirely of three bank credit agreements that collectively provide the Company access to $1 billion of bank credit lines.  Pursuant to covenants in two of the credit agreements, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  Pursuant to covenants in the third credit agreement, TPC and its subsidiaries must maintain, as of the last day of any fiscal quarter, combined statutory capital and surplus in excess of $5.50 billion and a leverage ratio of total consolidated debt to total consolidated capital of less than 0.45 to 1.00.  There are no ratings-based triggers for the Company’s lines of credit.  At March 31, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.  There were no amounts outstanding under the Company’s credit agreements as of March 31, 2005.

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods.  If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger.  In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding.  That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired.  That amortization, which totaled $19 million in the first quarter of 2005, reduced reported interest expense.

Ratings

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P).  Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short- and long-term borrowing needs.  The system and the number of rating categories can vary widely from rating agency to rating agency.  Customers usually focus on claims-paying ratings, while creditors focus on debt ratings.  Investors use both to evaluate a company’s overall financial strength.  The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings.  If this were to occur, there could be a reduced demand for certain products in certain markets.  Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred.

On April 18, 2005, A.M. Best affirmed the financial strength rating of A+ of Travelers Property Casualty Pool and the debt ratings of a- on senior debt, bbb+ on subordinated debt, bbb on trust preferred securities, bbb on preferred stock and AMB-1 on commercial paper of The St. Paul Travelers Companies, Inc. and subsidiaries.  A.M. Best also removed these ratings from under review and assigned a stable outlook.  The ratings had been placed under review pending the close of a potential divesture of the Company’s investment in Nuveen Investments.

The following table summarizes the current claims-paying (or financial strength) ratings of Travelers Property Casualty Insurance Pool, The St. Paul Insurance Group, Travelers C&S of America, Gulf Insurance Group, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A. and St. Paul Guarantee Insurance Company by A.M. Best, Moody’s, S&P and Fitch as of May 9, 2005.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

The Company is in the process of combining its two major insurance pools (the Travelers Property Casualty Pool and certain companies of the St. Paul Insurance Group), which is subject to regulatory approval and expected to be completed in the third quarter of 2005.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables.  These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others.  The impact of many of these items on ultimate costs for loss and loss adjustment expenses is difficult to estimate.  Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).  Informed judgment is applied throughout the process.  The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled.  The Company rigorously attempts to consider all significant facts and circumstances known at the time loss reserves are established.  Due to the inherent uncertainty underlying loss reserve estimates including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date.  Therefore, actual paid losses in the future may yield a materially different amount than currently reserved - favorable or unfavorable.

Because establishment of loss reserves is an inherently uncertain process involving estimates, currently established reserves may change.  The Company reflects adjustments to reserves in the results of operations in the period the estimates are changed.

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.40 billion at March 31, 2005.  While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition.  See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

The Company acquired SPC’s runoff health care reserves in the merger, which are included in the General Liability product line in the table below.  SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed.  SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves.  These tools and metrics were established to more explicitly monitor and validate key assumptions supporting the Company’s reserve conclusions since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed track three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim.  These three indicators are related such that if one deteriorates, additional improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The Company’s current view is that it has recorded a reasonable provision for its medical malpractice exposures as of March 31, 2005.  However, the Company will take reserve actions in the future if these indicators no longer support this view.

Claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2005			December 31, 2004
(in millions)	Case	IBNR	Total	Case	IBNR	Total

General liability	$8,880	$11,692	$20,572	$8,445	$12,232	$20,677
Property	1,367	965	2,332	1,534	1,359	2,893
Commercial multi-peril	1,960	2,362	4,322	1,979	2,216	4,195
Commercial automobile	2,743	2,058	4,801	2,817	1,966	4,783
Workers’ compensation	8,438	6,631	15,069	8,313	6,658	14,971
Fidelity and surety	1,406	659	2,065	1,216	845	2,061
Personal automobile	1,468	1,176	2,644	1,484	1,219	2,703
Homeowners and personal – other	434	438	872	470	523	993
International and other	2,922	2,945	5,867	2,934	2,774	5,708
Property-casualty	29,618	28,926	58,544	29,192	29,792	58,984
Accident and health	76	10	86	76	10	86
Claims and claim adjustment expense reserves	$29,694	$28,936	$58,630	$29,268	$29,802	$59,070

The $440 million decline in gross claim and claim adjustment reserves since December 31, 2004 primarily reflected the impact of claim and claim expense payments from runoff operations and declines in property reserves due to loss payouts for the third quarter 2004 hurricanes, as well as favorable loss experience.

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

	As of
(in millions)	March 31, 2005	December 31, 2004
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$13,169	$13,367
Allowance for uncollectible reinsurance	(752)	(751)
Net reinsurance recoverables	12,417	12,616
Mandatory pools and associations	2,437	2,497
Structured settlements	3,972	3,941
Total reinsurance recoverables	$18,826	$19,054

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

All fixed maturities for which fair value is less than 80% of amortized cost for more than one quarter are evaluated for other-than-temporary impairment.  A fixed maturity is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms.

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

Equity investments are impaired when it becomes probable that the Company will not recover its cost over the expected holding period.  All public equity investments (i.e., common stocks) trading at a price that is less than 80% of cost for more than one quarter are reviewed for impairment.  All investments accounted for using the equity method of accounting are evaluated for impairment any time the investment has sustained losses and/or negative operating cash flow for a period of nine months or more.  Events triggering the other-than-temporary impairment analysis of public and non-public equities may include the following, in addition to the considerations noted above for debt securities:

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

Impairment charges included in net pretax realized investment gains and losses were as follows:

2005
(in millions)	1st Quarter

Fixed maturities	$3
Equity securities	—
Venture capital	6
Real estate and other	—
Total	$9

	2004
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fixed maturities	$6	$8	$9	$2
Equity securities	3	—	2	—
Venture capital	—	14	12	14
Real estate and other	2	1	5	2
Total	$11	$23	$28	$18

For the three months ended March 31, 2005, the Company recognized other-than-temporary impairments of $3 million in the fixed income portfolio related to various issuers with credit risk associated with the issuer’s deteriorated financial position.

For the three months ended March 31, 2005, the Company realized impairments of $6 million in its venture capital portfolio on two holdings.  One of the holdings was impaired due to new financings at less than favorable rates.  The other holding experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product).  The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

For publicly traded securities, the amounts of the impairments were recognized by writing down the investments to quoted market prices.  For non-publicly traded securities, impairments are recognized by writing down the investment to its estimated fair value, as determined during the Company’s quarterly internal review process.

The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2005.

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

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at March 31, 2005:

(in millions)	Carrying Value

Investment partnerships, including hedge funds	$1,779
Fixed income securities	347
Equity investments	276
Real estate partnerships and joint ventures	183
Venture capital	440
Total	$3,025

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2005, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total

Fixed maturities	$—	$—	$—	$—	$—
Equity securities	—	—	—	—	—
Venture capital	13	—	10	—	23
Total	$13	$—	$10	$—	$23

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions.  Further, unrealized losses as of March 31, 2005 represented less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At March 31, 2005, non-investment grade securities comprised 3% of the Company’s fixed income investment portfolio.  Included in those categories at March 31, 2005 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $746 million and a fair value of $718 million, resulting in a net pretax unrealized loss of $28 million.  These securities in an unrealized loss position represented less than 2% of the total amortized cost and less than 2% of the fair value of the fixed income portfolio at March 31, 2005, and accounted for 5% of the total pretax unrealized loss in the fixed maturity portfolio.

Following are the pretax realized losses on investments sold during the three months ended March 31, 2005:

(in millions)	Loss	Fair Value

Fixed maturities	$28	$785
Equity securities	7	141
Other	16	104
Total	$51	$1,030

Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions.  The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

OTHER MATTERS

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax).  The Company recorded these adjustments as charges in its income statement in the second quarter of 2004.  Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing.  Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger.  After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004 and March 31, 2005, in each case by the approximate after-tax amount of the charge.  The effect on tangible shareholders’ equity at December 31, 2004 and March 31, 2005 would not be material.  Additionally, if such adjustments were made, there would be changes to the amounts recorded for the affected items in purchase accounting and, accordingly, the Company’s balance sheet as of April 1, 2004 would reflect those changes.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 2 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

OUTLOOK

There are currently state and federal proposals to reform the existing system for handling asbestos claims and related litigation.  One prominent proposal is the creation of a federal asbestos claims trust to compensate asbestos claimants.  The trust would primarily be funded by former manufacturers, distributors and sellers of asbestos products and insurers.  At this time it is not possible to predict the likelihood or timing of enactment of such proposals.  The effect on the Company, if these proposals are enacted, will depend upon various factors including, among others, the size of the compensation fund, the portion allocated to insurers and the formula for allocating contributions among insurers.  While impossible to predict, if these legislative reform proposals are enacted, the amount of the Company's eventual contribution allocation thereunder could vary significantly from its current asbestos reserves.

FORWARD-LOOKING STATEMENTS

This report may contain, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, the company may make forward-looking statements about the company’s results of operations (including, among others, premium volume, income from continuing operations, net and operating income and return on equity), financial condition and liquidity; the sufficiency of the company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the post-merger integration (including, among others, expense savings); and strategic initiatives (including, among others, the sale of the company’s interest in Nuveen Investments).  Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: adverse developments involving asbestos claims and related litigation; the impact of aggregate policy coverage limits for asbestos claims; the impact of bankruptcies of various asbestos producers and related businesses; the willingness of parties including the company to settle asbestos-related litigation; the company’s ability to fully integrate the former St. Paul and Travelers businesses in the manner or in the timeframe currently anticipated; the company’s ability to execute announced and future strategic initiatives as planned; insufficiency of, or changes in, loss and loss adjustment expense reserves; the company’s inability to obtain prices sought due to competition or otherwise; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; exposure to, and adverse developments involving construction defect claims; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and building repair costs; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the company’s subsidiaries to pay dividends to us; adverse developments in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative and other governmental actions, including, but not limited to, federal and state legislation related to asbestos liability reform and governmental actions regarding the compensation of brokers and agents; the impact of well-publicized governmental investigations of certain industry practices, including with respect to business practices between insurers, including the company, and brokers and the purchase and sale by insurers, including the company, of finite, or non-traditional, insurance products; the performance of the company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global and financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the company’s claims-paying and financial strength ratings; the loss or significant restriction on the company’s ability to use credit scoring in the pricing and underwriting of Personal policies; and changes to the regulatory capital requirements.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2004.

Item 4.                                                           CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As a result of the merger of SPC and TPC and the consolidation of the Company’s corporate headquarters in St. Paul, Minnesota, the Company made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2004.  The changes involved combining the financial reporting process and the attendant personnel and system changes.  During the first quarter of 2005, the Company completed the integration of certain key financial systems, including the general ledger, payroll and investment systems, affecting its internal controls over financial reporting.  Management has reviewed and tested the internal controls affecting these conversions as part of its overall evaluation of internal controls over financial reporting.  Also during the first quarter of 2005, the Company centralized the review and approval of all ceded reinsurance treaties as part of ensuring its ongoing compliance with various reinsurance accounting standards.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, had been subject to a temporary restraining order entered by the federal bankruptcy court in New York that had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder Johns-Manville Corporation and affiliated entities.  In August 2002, the bankruptcy court held a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoined these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  Notwithstanding the injunction, additional Common Law Claims were filed and served on TPC.

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

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it.  Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  The plaintiffs in these actions have appealed these favorable rulings.  SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation”, “-Environmental Claims and Litigation” and “-Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  The complaints do not specify damages.  These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation I.  Plaintiffs have not yet filed a consolidated class action complaint.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  In these two actions, plaintiff shareholders allege violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff has been appointed.  The consolidated action will be coordinated with In re St. Paul Travelers Securities Litigation I for pretrial purposes.  Plaintiffs have not yet filed a consolidated class action complaint.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I.

In addition, two derivative actions have been brought against all current directors of the Company, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above, as well as allegations concerning the Company’s alleged mismanagement of and failure to make disclosure relating to the Company’s alleged involvement in the purchase and sale of finite reinsurance.

The Company believes that these lawsuits have no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that the financial impact of one or more of these proceedings will not be material to the Company’s results of operations in a future period.  The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law.  As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending these lawsuits.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” lawyer liability insurance and branding requirements for salvage automobiles.  The Company or its affiliates have received subpoenas or written requests for information from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Illinois Department of Financial and Professional Regulation; (xii) State of Iowa Insurance Division; (xiii) State of Maryland Insurance Administration; (xiv) Commonwealth of Massachusetts Office of the Attorney General; (xv) State of Minnesota Department of Commerce; (xvi) State of Minnesota Office of the Attorney General; (xvii) State of New York Office of the Attorney General; (xviii) State of New York Insurance Department; (xix) State of North Carolina Department of Insurance; (xx) State of Ohio Office of the Attorney General; (xxi) Commonwealth of Pennsylvania Office of the Attorney General; (xxii) State of Texas Department of Insurance; (xxiii) State of West Virginia Office of Attorney General; and (xxiv) the United States Securities and Exchange Commission.

The Company is cooperating with these subpoenas and requests for information.  In addition, outside counsel, with the oversight of the company’s Board of Directors, has been conducting an internal review of certain of the company’s business practices.  This review initially focused on the company’s relationship with brokers and was commenced after the announcement of litigation brought by the New York Attorney General’s office against a major broker.

The internal review was expanded to address the various requests for information described above and to verify whether the company’s business practices in these areas have been appropriate.  The company’s review has been extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.  The company also continues to receive and respond to additional requests for information and will expand its review accordingly.

To date, the company has found only a few instances of conduct that were inconsistent with the company’s employee code of conduct.  The company has, and will continue to, respond appropriately to any such conduct.

The company’s internal review with respect to finite reinsurance has considered finite products the company both purchased and sold. The review with respect to purchased products has been completed, and the company has concluded that its accounting for these products is appropriate.  With respect to finite reinsurance products sold, the review is ongoing, but based on its findings to date, the company expects that no significant issues are likely to be identified.  In addition to the company’s review, which in many respects continues, the governmental investigations are ongoing and the various regulatory authorities could reach conclusions different from the company’s.  Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Five putative class action lawsuits have been brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The complaints are captioned Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  These actions have been transferred by the Judicial Panel on Multidistrict Litigation to, or filed in, the District of New Jersey and are being coordinated or consolidated as part of In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints include causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, federal and state common law and the laws of the various states prohibiting antitrust violations and unfair and/or deceptive trade practices.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

		(a)	(b)	(c)	(d)
Period Beginning	Period Ending	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

Jan. 1, 2005	Jan. 31, 2005	51,295	$37.22	—	—
Feb. 1, 2005	Feb. 28, 2005	137,131	39.44	—	—
Mar. 1, 2005	Mar. 31, 2005	13,098	37.20	—	—
Total		201,524	$38.73	—	—

(1)          All amounts in the table represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.

Item 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 3, 2005.  At the meeting:

(1)                                  thirteen persons were elected to serve as directors of the Company until the 2006 annual meeting of shareholders; and

(2)                                  the selection of KPMG LLP to serve as independent registered public accounting firm of the Company for 2005 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

(1)                                  Election of Directors:

	Votes For	Votes Withheld
John H. Dasburg	604,529,990	10,470,955
Leslie B. Disharoon	607,842,509	7,158,436
Janet M. Dolan	607,584,952	7,415,993
Kenneth M. Duberstein	604,665,902	10,335,043
Jay S. Fishman	602,740,168	12,260,777
Lawrence G. Graev	392,463,614	222,537,331
Thomas R. Hodgson	608,116,177	6,884,768
Robert I. Lipp	598,267,296	16,733,649
Blythe J. McGarvie	544,944,398	70,056,547
Glen D. Nelson, M.D.	604,622,413	10,378,532
Clarence Otis, Jr.	604,698,246	10,302,699
Charles W. Scharf	604,717,820	10,283,125
Laurie J. Thomsen	608,048,529	6,952,416

(2)                                  Ratification of independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
603,957,192	6,879,036	4,164,822	0

Item 5.                       OTHER INFORMATION

None.

Item 6.                       EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Paul Travelers Companies, Inc.

Date:	May 10, 2005	By	/s/	Bruce A. Backberg
Bruce A. Backberg
Senior Vice President
(Authorized Signatory)

Date:	May 10, 2005	By	/s/	John C. Treacy
John C. Treacy
Senior Vice President & Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of the Company, effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, effective as of May 3, 2005, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 5, 2005, and are incorporated herein by reference.

10.1†	The St. Paul Travelers Companies, Inc. Senior Executive Performance Plan.

10.2†	Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement.

10.3†	Letter Agreement between William Heyman and the Company.

10.4†	Letter Agreement between William Heyman and the Company.

10.5†	Separation Agreement between T. Michael Miller and The Travelers Indemnity Company.

10.6

Separation Agreement between Douglas Elliot and the Company, was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

10.7	Summary of Named Executive Officer Compensation, was filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and is incorporated by reference.

12.1†	Statement re computation of ratios.

31.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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