Form 10-Q
period 2005-06-30
ST PAUL TRAVELERS COMPANIES INC
filed 2005-08-08
CIK 86312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at August 4, 2005 was 675,475,347.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues
Premiums	$5,109	$5,154	$10,228	$8,493
Net investment income	775	642	1,540	1,261
Fee income	165	171	336	343
Net realized investment gains (losses)	(55)	55	(55)	13
Other revenues	43	38	93	77
Total revenues	6,037	6,060	12,142	10,187

Claims and expenses
Claims and claim adjustment expenses	3,101	4,869	6,324	7,150
Amortization of deferred acquisition costs	783	805	1,593	1,331
General and administrative expenses	789	864	1,602	1,331
Interest expense	70	63	141	99
Total claims and expenses	4,743	6,601	9,660	9,911

Income (loss) from continuing operations before income taxes and minority interest	1,294	(541)	2,482	276
Income tax expense (benefit)	363	(239)	674	(12)
Minority interest, net of tax	—	—	—	3
Income (loss) from continuing operations	931	(302)	1,808	285
Discontinued operations:
Operating income (loss), net of taxes	—	27	(665)	27
Gain on disposal, net of taxes	138	—	138	—
Income (loss) from discontinued operations	138	27	(527)	27
Net income (loss)	$1,069	$(275)	$1,281	$312

Basic earnings (loss) per common share
Income (loss) from continuing operations	$1.39	$(0.46)	$2.70	$0.51
Income (loss) from discontinued operations	0.20	0.04	(0.79)	0.05
Net income (loss)	$1.59	$(0.42)	$1.91	$0.56

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$1.33	$(0.46)	$2.58	$0.51
Income (loss) from discontinued operations	0.19	0.04	(0.74)	0.05
Net income (loss)	$1.52	$(0.42)	$1.84	$0.56

Weighted average number of common shares outstanding
Basic	669.5	664.8	668.8	549.7
Diluted	710.3	664.8	709.7	562.9

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2005	December 31, 2004
	(Unaudited)

Assets
Fixed maturities, available for sale at fair value (including $2,318 and $2,603 subject to securities lending and repurchase agreements) (amortized cost $56,219 and $53,017)	$57,639	$54,269
Equity securities, at fair value (cost $632 and $687)	693	759
Real estate	783	773
Mortgage loans	190	191
Short-term securities	4,819	4,944
Other investments	2,971	3,432
Total investments	67,095	64,368

Cash	738	262
Investment income accrued	744	671
Premiums receivable	6,296	6,201
Reinsurance recoverables	18,393	19,054
Ceded unearned premiums	1,599	1,565
Deferred acquisition costs	1,567	1,559
Deferred tax asset	1,467	2,198
Contractholder receivables	5,692	5,629
Goodwill	3,491	3,564
Intangible assets	993	1,062
Net assets of discontinued operations	784	2,041
Other assets	2,945	3,072
Total assets	$111,804	$111,246

Liabilities
Claims and claim adjustment expense reserves	$58,114	$59,070
Unearned premium reserves	11,121	11,310
Contractholder payables	5,692	5,629
Payables for reinsurance premiums	819	896
Debt	5,802	6,313
Other liabilities	7,887	6,827
Total liabilities	89,435	90,045

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.5 and 0.6 shares issued and outstanding)	173	193
Guaranteed obligation – Stock Ownership Plan	—	(5)
Common stock (1,750.0 shares authorized; 675.3 and 670.7 shares issued; 674.6 and 670.3 shares outstanding)	17,586	17,414
Retained earnings	3,732	2,744
Accumulated other changes in equity from nonowner sources	1,024	952
Treasury stock, at cost (0.7 and 0.4 shares)	(28)	(14)
Unearned compensation	(118)	(83)
Total shareholders’ equity	22,369	21,201
Total liabilities and shareholders’ equity	$111,804	$111,246

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2005	2004

Convertible Preferred Stock - Stock Ownership Plan
Balance, beginning of period	$193	$—
Preferred stock assumed at merger	—	219
Redemptions during the period	(20)	(5)
Balance, end of period	173	214
Guaranteed obligation – Stock Ownership Plan:
Balance, beginning of period	(5)	—
Obligation assumed at merger	—	(15)
Principal payment	5	—
Balance, end of period	—	(15)
Total preferred shareholders’ equity	173	199
Common stock and additional paid-in capital
Balance, beginning of period	17,414	8,715
Shares issued for merger	—	8,605
Adjustment for treasury stock cancelled and retired at merger	—	(91)
Net shares issued under employee stock-based compensation plans	156	100
Other	16	14
Balance, end of period	17,586	17,343
Retained earnings
Balance, beginning of period	2,744	2,290
Net income	1,281	312
Dividends	(306)	(231)
Minority interest and other	13	8
Balance, end of period	3,732	2,379
Accumulated other changes in equity from nonowner sources
Balance, beginning of period	952	1,086
Change in net unrealized gain on investment securities	94	(919)
Net change in other	(22)	(40)
Balance, end of period	1,024	127
Treasury stock (at cost)
Balance, beginning of period	(14)	(74)
Treasury stock cancelled and retired at merger	—	91
Net shares issued under employee stock-based compensation plans	(14)	(23)
Balance, end of period	(28)	(6)
Unearned compensation
Balance, beginning of period	(83)	(30)
Unvested equity-based awards assumed in merger	—	(43)
Net issuance of restricted stock under employee stock-based compensation plans	(69)	(64)
Equity-based award amortization	34	25
Balance, end of period	(118)	(112)
Total common shareholders’ equity	22,196	19,731
Total shareholders’ equity	$22,369	$19,930

Common shares outstanding
Balance, beginning of period	670.3	435.8
Common stock assumed at merger	—	229.3
Net shares issued under employee stock-based compensation plans	4.3	3.4
Balance, end of period	674.6	668.5

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2005	2004
Cash flows from operating activities
Net income	$1,281	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	527	(27)
Net pretax realized investment (gains) losses	55	(13)
Depreciation and amortization	386	96
Deferred federal income taxes (benefit) on continuing operations	735	(115)
Amortization of deferred policy acquisition costs	1,593	1,331
Premiums receivable	(95)	(102)
Reinsurance recoverables	661	215
Deferred acquisition costs	(1,601)	(1,368)
Claim and claim adjustment expense reserves	(956)	2,236
Unearned premium reserves	(189)	147
Trading account activities	6	15
Other	(672)	(514)
Net cash provided by operating activities	1,731	2,213

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	2,421	2,687
Mortgage loans	6	50
Proceeds from sales of investments:
Fixed maturities	2,711	4,013
Equity securities	112	107
Mortgage loans	—	41
Real estate	—	21
Purchases of investments:
Fixed maturities	(8,566)	(6,656)
Equity securities	(22)	(48)
Mortgage loans	(9)	(55)
Real estate	(22)	(10)
Short-term securities (purchased) sold, net	125	(1,252)
Other investments, net	452	409
Securities transactions in course of settlement	463	(1,244)
Net cash acquired in merger	—	151
Other	(48)	11
Net cash used by investing activities	(2,377)	(1,775)

Cash flows from financing activities
Payment of debt	(481)	(224)
Dividends to shareholders	(307)	(344)
Issuance of common stock – employee stock options	61	68
Treasury stock acquired – net employee stock-based compensation	(14)	(20)
Repurchase of minority interest	—	(76)
Other	—	(2)
Net cash used by financing activities	(741)	(598)
Effect of exchange rate changes on cash	(4)	—
Net proceeds from the sale of discontinued operations	1,867	—
Net increase (decrease) in cash	476	(160)
Cash at beginning of period	262	352
Cash at end of period	$738	$192

Supplemental disclosure of cash flow information
Income taxes paid	$370	$543
Interest paid	$173	$119

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition.  Accordingly, all financial information presented herein for the three and six months ended June 30, 2005 reflects the consolidated accounts of SPC and TPC.  The financial information presented herein for the six months ended June 30, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the three months ended June 30, 2004.

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

The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K.

These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected.

In March 2005, the Company and Nuveen Investments, Inc. (Nuveen Investments), the Company’s asset management subsidiary, jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  In the second quarter of 2005, the Company began implementing that program.  Beginning with the first quarter of 2005, the Company’s share of Nuveen Investments’ results were classified as discontinued operations on the consolidated statement of income, and results for prior periods were reclassified to be consistent with the 2005 presentation.  As a result of the second quarter 2005 transactions, the Company’s ownership interest in Nuveen Investments decreased from 78% to 31%; accordingly, the Company’s remaining investment in Nuveen Investments is accounted for using the equity method of accounting.  The Company’s ownership in Nuveen Investments’ assets and liabilities as of June 30, 2005 and December 31, 2004 were netted and reported as “Net assets of discontinued operations” on the Company’s consolidated balance sheet.  See note 5 to the consolidated financial statements.

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

2.     NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Effect of Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, providing new guidance on the dilutive effect of contingently convertible debt instruments.  EITF 04-8 requires that contingently convertible debt instruments be included in diluted earnings per share, under the if-converted method, regardless of whether the market price trigger has been met.  Under FAS 128, Earnings Per Share, contingently convertible debt instruments which contain market price triggers were excluded from the computation of diluted earnings per share until the market trigger conditions were met.

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

EITF 04-8 was effective for fiscal years ended after December 15, 2004 and requires restatement of prior period earnings per share for comparative periods.  Accordingly, effective upon adoption, the Company restated diluted earnings per share for prior periods to include the impact of the convertible junior subordinated notes where the impact of including these securities was dilutive.  See note 9 to the consolidated financial statements for the impact on earnings per share.

Consolidation of Variable Interest Entities

In December 2003, the FASB issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R).  FIN 46R, along with its related interpretations, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation.  FIN 46R clarifies how to identify a variable interest entity (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.  A company that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both is the primary beneficiary and is required to consolidate the VIE into its financial statements.  FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary).

FIN 46R was effective for public companies that have interests in VIEs that are considered special-purpose entities for periods ending after December 15, 2003.  Application by public companies for all other types of entities was required for periods ending after March 15, 2004.  The Company adopted FIN 46R effective December 31, 2003.

The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet.  Hedge funds are unregistered private investment partnerships, limited liability companies (LLCs), funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives).  As of June 30, 2005, two hedge funds were determined to be significant VIEs.  In the second quarter of 2005, the Company liquidated two of its hedge fund investments that were previously considered significant VIEs.  However, another hedge fund investment that was previously considered to be insignificant became significant in the second quarter of 2005.  The value for all investors combined of the two hedge funds that were determined to be significant VIEs was approximately $216 million at June 30, 2005.  The Company’s share of these funds had a carrying value of approximately $47 million at June 30, 2005.  The Company’s involvement with these funds began in the third quarter of 2003.  The Company does not have any unfunded commitments related to these funds.  The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

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

American Jobs Creation Act – Repatriation of Foreign Earnings

On October 22, 2004, Congress enacted the “American Jobs Creation Act” (AJCA) with a temporary incentive for U.S. corporations to repatriate earnings previously reinvested in foreign subsidiaries to obtain an 85% dividends received deduction.  In December 2004, FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was issued.  This FSP provides guidance under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109), on how to report the potential impact of the repatriation provision on the company’s income tax expense and deferred tax liability.  Due to the lack of clarification of certain provisions within the Act and the timing of enactment, the FSP announced an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109.  The Company has not yet decided whether, and to what extent, it will repatriate foreign earnings.  A decision will be made prior to the close of the year ended December 31, 2005, and although no income tax effects are determinable at this time, the impact on the Company is not expected to be significant.

Accounting for Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock-based compensation plans as defined in FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), using the prospective recognition transition alternative of FASB Statement of Financial Accounting Standards No. FAS 148, Accounting for Stock Based Compensation—Transition and Disclosure (FAS 148).  FAS 123 indicates that the fair value based method is the preferred method of accounting.  The Company has elected to use the prospective recognition transition alternative of FAS 148.  Under this alternative, only the awards granted, modified, or settled after January 1, 2003 will be accounted for in accordance with the fair value method.  The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

The effect of applying the fair value based method to all outstanding and unvested stock-based employee awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$1,069	$(275)	$1,281	$312
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (1)	15	14	31	19
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(18)	(20)	(37)	(32)
Net income (loss), pro forma	$1,066	$(281)	$1,275	$299

Earnings (loss) per share (3)
Basic – as reported	$1.59	$(0.42)	$1.91	$0.56
Diluted – as reported	1.52	(0.42)	1.84	0.56
Basic – pro forma	1.59	(0.43)	1.90	0.54
Diluted – pro forma	1.52	(0.43)	1.83	0.54

(1)        Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.  Data for the three months and six months ended June 30, 2004 includes SPC data beginning with the April 1, 2004 merger date when SPC conformed to TPC’s method.

(2)        Includes the compensation expense added back in (1) above.

(3)        As described in note 2 to the consolidated financial statements, the Company adopted the provisions of EITF 04-8, which affected the method by which EPS is calculated.  The impact of including the Company’s convertible junior subordinated notes in the EPS calculation as prescribed by EITF 04-8 for the three months and six months ended June 30, 2004 was anti-dilutive for both periods.

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

As of the required effective date, FAS 123R requires entities that use the fair value method of either recognition or disclosure under FAS 123 to apply a modified version of the prospective application.  Under modified prospective application, compensation cost is recognized on or after the required effective date for all unvested awards, based on their grant-date fair value as calculated under FAS 123 for either recognition or pro forma disclosure purposes.  In April 2005, the Securities and Exchange Commission revised the effective date of FAS 123R to the fiscal year beginning after June 15, 2005.

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

Determination of Purchase Price

The stock price used in determining the purchase price was based on an average of the closing prices of SPC common stock for the two trading days before through the two trading days after SPC and TPC announced their merger agreement on November 17, 2003.  The purchase price also includes the fair value of the SPC stock options, the fair value adjustment to SPC’s preferred stock and other costs of the transaction.  The purchase price was approximately $8.76 billion and was calculated as follows:

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

Allocation of the Purchase Price

The purchase price was allocated based on an estimate of the fair value of the assets acquired and liabilities assumed as of April 1, 2004, as follows:

(in millions)

Net tangible assets(1)	$5,351
Total investments(2)	423
Deferred policy acquisition costs(3)	(100)
Deferred federal income taxes(4)	81
Goodwill (5) (8)	1,079
Other intangible assets, including the fair value adjustment of claim and claim adjustment expense reserves and reinsurance recoverables of $191 (6) (7) (8)	726
Net assets of discontinued operations(8)	2,143
Other assets(2)	(103)
Claims and claim adjustment expense reserves(3)	(26)
Debt(2)	(333)
Other liabilities(2)	(485)
Allocated purchase price	$8,756

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

(6)   Represents identified finite and indefinite life intangible assets, primarily customer-related insurance intangibles.  See note 4 to the consolidated financial statements.

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

(8)   The merger-related assets and liabilities of Nuveen Investments that were included in the allocation of the purchase price have been removed from the respective lines of the Company’s consolidated balance sheet and are reported on a net basis under the above caption “Net assets of discontinued operations.”  Included in “Net assets of discontinued operations” are goodwill of $1.70 billion and intangible assets of $651 million related to Nuveen Investments.  See note 5 to the consolidated financial statements.

Identification and Valuation of Intangible Assets

Intangible assets subject to amortization (excluding the Nuveen Investments’ intangible assets noted in item 8 of the allocation of the purchase price previously presented) are as follows:

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

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of TPC and SPC for the six months ended June 30, 2004 with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the period presented.  The pro forma information includes the results of Nuveen Investments, the Company’s asset management subsidiary.  In the second quarter of 2005, the Company began implementing a program to divest the Company’s equity ownership in Nuveen Investments (see note 5 to the consolidated financial statements for further discussion).  This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

Six months ended June 30,
(in millions, except per share data)	2004

Revenue	$12,564
Net income	$437
Net income per share – basic	$0.65
Net income per share – diluted	$0.64

4.     INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets by major asset class as of June 30, 2005 and December 31, 2004 (excluding Nuveen Investments as described below) were as follows:

At June 30, 2005 (in millions)	Gross Carrying Amount	Accumulated Amortization		Net

Intangibles subject to amortization
Customer-related	$1,034	$329		$705
Marketing-related	20	12		8
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(69	)(1)	260
Total intangibles assets subject to amortization	1,245	272		973

Intangible assets not subject to amortization
Contract-based	20	—		20
Total intangible assets not subject to amortization	20	—		20
Total intangible assets	$1,265	$272		$993

At December 31, 2004 (in millions)	Gross Carrying Amount	Accumulated Amortization		Net

Intangibles subject to amortization
Customer-related	$1,032	$252		$780
Marketing-related	20	7		13
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(58	)(1)	249
Total intangibles assets subject to amortization	1,243	201		1,042

Intangible assets not subject to amortization
Contract-based	20	—		20
Total intangible assets not subject to amortization	20	—		20
Total intangible assets	$1,263	$201		$1,062

(1)     The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.  See note 3 to the consolidated financial statements for further information on the fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables.

Net intangible assets totaling $638 million related to Nuveen Investments were aggregated with Nuveen Investments’ other assets and reported under the caption “Net assets of discontinued operations” as of December 31, 2004.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class, for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Customer-related	$37	$40	$77	$52
Marketing-related	2	3	5	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	(4)	(36)	(11)	(36)
Total amortization expense	$35	$7	$71	$19

Intangible asset amortization expense is estimated to be $78 million for the remainder of 2005, $153 million in 2006, $145 million in 2007, $125 million in 2008, $100 million in 2009 and $86 million in 2010.

Goodwill

The carrying amount of the Company’s goodwill at June 30, 2005 and December 31, 2004 was $3.49 billion and $3.56 billion (excluding Nuveen Investments as described below), respectively, included in the Company’s business segments as follows:

(in millions)	June 30, 2005	December 31, 2004

Commercial	$1,878	$1,893
Specialty	885	900
Personal	613	613
Other	115	158
Total	$3,491	$3,564

Goodwill totaling $1.72 billion related to Nuveen Investments was aggregated with Nuveen Investments’ other assets and reported under the caption “Net assets of discontinued operations” as of December 31, 2004.  The decrease in goodwill from December 31, 2004 was primarily due to additional purchase accounting adjustments and certain tax adjustments.

5.     DISCONTINUED OPERATIONS

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  In the second quarter of 2005, the Company began implementing that program.

The following transactions occurred in the second quarter of 2005, resulting in net pretax cash proceeds of approximately $1.87 billion:

•      The Company sold 39.9 million shares of Nuveen Investments through a public secondary offering (including 0.5 million shares sold through the underwriters’ partial exercise of an over-allotment provision);

•      Nuveen Investments repurchased 6.1 million shares of its common stock from the Company; and

•      The Company entered into forward sales agreements, settling no later than March 31, 2006, with respect to 11.9 million shares of Nuveen Investments’ common stock.

In conjunction with the first two of these transactions, the Company recorded a pretax gain on disposal of $212 million ($138 million after-tax) in the second quarter of 2005.  Additionally, the Company recorded a net operating loss from discontinued operations of $665 million in the first six months of 2005, primarily consisting of a $710 million tax expense due to the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ net income for the six months ended June 30, 2005.  The current and deferred tax liabilities generated by the difference between the Company’s tax basis and the GAAP basis of its investment in Nuveen Investments are reported on the Company’s consolidated balance sheet as part of the Company’s current and deferred tax liabilities and are not included in the “Net assets of discontinued operations” line item of the consolidated balance sheet.

Upon closing of the sale of the 39.9 million shares in the secondary offering and the repurchase of the 6.1 million shares by Nuveen Investments in the second quarter, the Company’s ownership interest in Nuveen Investments declined from approximately 78% to 31%; accordingly, the Company’s remaining investment in Nuveen Investments was accounted for using the equity method of accounting.  The assets and liabilities related to Nuveen Investments have been removed from the respective lines of the Company’s consolidated balance sheet and are reported under the caption “Net assets of discontinued operations” in the consolidated balance sheet at June 30, 2005 and December 31, 2004.

In addition to the transactions described above, the Company entered into an agreement in April 2005 whereby Nuveen Investments would repurchase, upon approval of the change in control by the shareholders of its funds, approximately 12.1 million additional shares of its common stock from the Company for total consideration of approximately $400 million.  In July 2005, all necessary approvals were received and Nuveen Investments settled its agreement to purchase the 12.1 million additional common shares from the Company for $402 million.  The sale of 11.9 million shares of Nuveen Investments’ common stock related to the forward sales agreements discussed above is scheduled to close on August 10, 2005.  Also in August 2005, the Company’s remaining holdings of approximately 3.5 million shares of Nuveen Investments’ common stock were sold for approximately $132 million.

Total net pretax proceeds to the Company from the second and third quarter transactions described above were approximately $2.40 billion.

6.     SEGMENT INFORMATION

The Company is organized into three reportable business segments: Commercial, Specialty and Personal.  These segments reflect how the Company manages its property and casualty insurance products and insurance-related services and represent an aggregation of these products and services based on type of customer, how the business is marketed, and the manner in which the business is underwritten.  The results for Nuveen Investments for the three months and six months ended June 30, 2005 and 2004 are not included in the following segment data.

For periods prior to the April 1, 2004 merger completion date, segments were restated from the historical presentation of TPC to conform to the new segment presentation of the Company, where practicable.  As a result, prior period Bond and Construction results were reclassified from the historical TPC Commercial Lines segment to the Specialty segment.  Beginning in the second quarter of 2005, the National Accounts underwriting group includes the Company’s Discover Re operation.  Discover Re’s results were reclassified to the Commercial segment from the Specialty segment to more closely align the segment reporting structure with the manner in which the Company’s business is managed after recent changes in the Company’s management structure.  Prior period amounts and year-to-date 2005 amounts were restated to reflect the reclassification of Discover Re.

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

•        National Accounts is comprised of three distinct business units.  The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.  Beginning in the second quarter of 2005, National Accounts also includes the Company’s Discover Re operation, which provides property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captives.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations; and policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004. These operations are collectively referred to as Commercial Other.

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

•      Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs. These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities, Umbrella/Excess & Surplus Group and Personal Catastrophe Risk.   As discussed in more detail above, the Company’s Discover Re operation was reclassified to the Commercial segment effective in the second quarter of 2005.  In August 2005, the Company announced that it had reached a definitive agreement to sell its Personal Catastrophe Risk operation.

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

The following tables summarize the components of the Company’s revenues from continuing operations, operating income (loss) from continuing operations and total assets by reportable business segments.

(at and for the three months ended June 30, in millions)	Commercial	Specialty	Personal	Total Reportable Segments

2005 Revenues
Premiums	$2,164	$1,449	$1,496	$5,109
Net investment income	498	173	116	787
Fee income	156	9	—	165
Other revenues	13	8	23	44
Total operating revenues(1)	$2,831	$1,639	$1,635	$6,105

Operating income (1)	$530	$221	$266	$1,017
Assets	$74,961	$23,070	$11,348	$109,379

2004 Revenues
Premiums	$2,411	$1,375	$1,368	$5,154
Net investment income	419	129	93	641
Fee income	164	7	—	171
Other revenues	12	3	21	36
Total operating revenues(1)	$3,006	$1,514	$1,482	$6,002

Operating income (loss)(1)	$316	$(790)	$197	$(277)
Assets	$68,286	$22,171	$10,848	$101,305

(at and for the six months ended June 30, in millions)	Commercial	Specialty	Personal	Total Reportable Segments

2005 Revenues
Premiums	$4,368	$2,905	$2,955	$10,228
Net investment income	978	343	225	1,546
Fee income	319	17	—	336
Other revenues	28	20	47	95
Total operating revenues(1)	$5,693	$3,285	$3,227	$12,205

Operating income (1)	$978	$394	$551	$1,923
Assets	$74,961	$23,070	$11,348	$109,379

2004 Revenues
Premiums	$4,142	$1,686	$2,665	$8,493
Net investment income	842	180	238	1,260
Fee income	332	11	—	343
Other revenues	26	5	44	75
Total operating revenues(1)	$5,342	$1,882	$2,947	$10,171

Operating income (loss)(1)	$746	$(818)	$434	$362
Assets	$68,286	$22,171	$10,848	$101,305

(1)   Operating revenues exclude net realized investment gains (losses) and revenues from discontinued operations, and operating income equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Revenue reconciliation
Earned premiums
Commercial:
Commercial multi-peril	$690	$618	$1,360	$1,173
Workers’ compensation	411	400	830	704
Commercial automobile	437	476	874	809
Property	358	488	730	773
General liability	253	380	540	605
Other	15	49	34	78
Total Commercial	2,164	2,411	4,368	4,142
Specialty:
General liability	503	463	948	544
Fidelity and surety	248	191	556	325
Workers’ compensation	116	132	236	159
Commercial automobile	107	106	226	132
Property	123	138	217	142
Commercial multi-peril	56	38	121	77
International	296	307	601	307
Total Specialty	1,449	1,375	2,905	1,686
Personal:
Automobile	851	825	1,691	1,607
Homeowners and other	645	543	1,264	1,058
Total Personal	1,496	1,368	2,955	2,665
Total earned premiums	5,109	5,154	10,228	8,493
Net investment income	787	641	1,546	1,260
Fee income	165	171	336	343
Other revenues	44	36	95	75
Total operating revenues for reportable segments	6,105	6,002	12,205	10,171
Interest expense and other	(13)	3	(8)	3
Net realized investment gains (losses)	(55)	55	(55)	13
Total revenues from continuing operations	$6,037	$6,060	$12,142	$10,187

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Income reconciliation, net of tax and minority interest
Total operating income (loss) for reportable segments	$1,017	$(277)	$1,923	$362
Interest expense and other	(51)	(60)	(98)	(85)
Total operating income (loss) from continuing operations	966	(337)	1,825	277
Net realized investment gains (losses)	(35)	35	(17)	8
Total income (loss) from continuing operations	931	(302)	1,808	285
Discontinued operations	138	27	(527)	27
Total net income (loss)	$1,069	$(275)	$1,281	$312

Asset reconciliation
Total assets for reportable segments	$109,379	$101,305	$109,379	$101,305
Net assets of discontinued operations	784	1,962	784	1,962
Other assets(1)	1,641	2,573	1,641	2,573
Total consolidated assets	$111,804	$105,840	$111,804	$105,840

(1)   The primary components of other assets were invested assets at June 30, 2005, and deferred taxes and invested assets at June 30, 2004.

7.     INVESTMENTS

The amortized cost and fair value of the Company’s investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2005, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,468	$127	$33	$7,562
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,527	44	14	3,557
Obligations of states, municipalities and political subdivisions	28,871	997	29	29,839
Debt securities issued by foreign governments	1,664	21	1	1,684
All other corporate bonds	14,551	389	101	14,839
Redeemable preferred stock	138	20	—	158
Total	$56,219	$1,598	$178	$57,639

(at December 31, 2004, in millions)

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$8,543	$169	$34	$8,678
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,015	40	22	3,033
Obligations of states, municipalities and political subdivisions	26,034	857	50	26,841
Debt securities issued by foreign governments	1,846	19	4	1,861
All other corporate bonds	13,383	361	99	13,645
Redeemable preferred stock	196	16	1	211
Total	$53,017	$1,462	$210	$54,269

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2005, in millions)	Cost	Gains	Losses	Value

Common stock	$148	$23	$2	$169
Non-redeemable preferred stock	484	42	2	524
Total	$632	$65	$4	$693

(at December 31, 2004, in millions)

Common stock	$148	$31	$2	$177
Non-redeemable preferred stock	539	46	3	582
Total	$687	$77	$5	$759

The cost and fair value of investments in venture capital, which were acquired in the merger and are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

		Gross Unrealized
(at June 30, 2005, in millions)	Cost	Gains	Losses	Fair Value

Venture capital	$445	$45	$29	$461

(at December 31, 2004, in millions)

Venture capital	$480	$29	$18	$491

The Company’s investment portfolio includes the fixed maturities, equity securities, and other investments acquired in the merger at their fair values as of the merger date of April 1, 2004.  The fair value at acquisition became the new cost basis for these investments.

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

Venture Capital Investments

Other investments include venture capital investments, which are generally non-publicly traded instruments, consisting of early-stage companies and, historically, having a holding period of four to seven years.  These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries.  The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product.  Generally, the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time.  With respect to the Company’s valuation of such non-publicly traded venture capital investments on a quarterly basis, portfolio managers as well as an internal valuation committee review and consider a variety of factors in determining the potential for loss impairment.  Factors considered include the following:

•        the issuer’s most recent financing events;

•        an analysis of whether fundamental deterioration has occurred;

•        whether or not the issuer’s progress has been substantially less than expected;

•        whether or not the valuations have declined significantly in the entity’s market sector;

•        whether or not the internal valuation committee believes it is probable that the issuer will need financing within six months at a lower price than our carrying value; and

•        whether or not the Company has the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than its cost.

The quarterly valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at June 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$1,247	$6	$1,751	$28	$2,998	$34
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,807	6	614	8	2,421	14
Obligations of states, municipalities and political subdivisions	1,130	4	2,386	24	3,516	28
Debt securities issued by foreign governments	125	—	321	1	446	1
All other corporate bonds	2,285	27	4,089	73	6,374	100
Redeemable preferred stock	14	1	—	—	14	1
Total fixed maturities	6,608	44	9,161	134	15,769	178
Equity securities
Common stock	5	—	16	2	21	2
Nonredeemable preferred stock	91	1	4	1	95	2
Total equity securities	96	1	20	3	116	4
Venture capital	44	18	14	11	58	29
Total	$6,748	$63	$9,195	$148	$15,943	$211

	Less than 12 months		12 months or longer		Total
(at December 31, 2004, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$3,256	$33	$30	$1	$3,286	$34
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,743	22	4	—	1,747	22
Obligations of states, municipalities and political subdivisions	5,708	49	64	1	5,772	50
Debt securities issued by foreign governments	726	4	6	—	732	4
All other corporate bonds	6,190	95	247	4	6,437	99
Redeemable preferred stock	8	—	12	1	20	1
Total fixed maturities	17,631	203	363	7	17,994	210
Equity securities
Common stock	25	1	1	1	26	2
Nonredeemable preferred stock	89	3	17	—	106	3
Total equity securities	114	4	18	1	132	5
Venture capital	53	18	—	—	53	18
Total	$17,798	$225	$381	$8	$18,179	$233

Impairment charges included in net realized investment gains or losses for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Fixed maturities	$2	$8	$5	$14
Equity securities	—	—	—	3
Venture capital	40	14	46	14
Real estate and other	—	1	—	3
Total	$42	$23	$51	$34

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of its management of exposure to changes in interest rates.  The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker.  The notional value of the open U.S. Treasury futures contracts was $1.46 billion at June 30, 2005.  These derivative instruments are not designated and do not qualify as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such the daily mark-to-market settlement is reflected in net realized investment gains or losses.

Securities Lending Activities

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

Prior to April 1, 2004, the Company engaged in securities lending activities where it received cash and marketable securities as collateral.  In those cases where cash collateral was received, the Company reinvested the collateral in a short-term investment pool, the loaned securities remained a recorded asset of the Company, and a liability was recorded to recognize the Company’s obligation to return the collateral at the end of the loan.  Where marketable securities had been received as collateral, the collateral was held by a third party custodian, and the Company had the right to access the collateral only in the event that the institution borrowing the Company’s securities was in default under the lending agreement.  In those cases where marketable securities were received as collateral, the Company did not recognize the receipt of the collateral held by the third party custodian or the obligation to return the collateral.  The loaned securities remained a recorded asset of the Company.

8.     CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, after-tax)	2005	2004	2005	2004

Net income (loss)	$1,069	$(275)	$1,281	$312
Change in net unrealized gain on investment securities	684	(1,082)	94	(919)
Other changes	(18)	(40)	(22)	(40)
Total changes in equity from nonowner sources	$1,735	$(1,397)	$1,353	$(647)

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

The Company implemented the provisions of FASB Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which provided new guidance on the dilutive effect of contingently convertible debt instruments, as described in note 2 to the consolidated financial statements.  There was no impact on the EPS calculation for the three months and six months ended June 30, 2004, as the inclusion of the Company’s contingently convertible notes would have been anti-dilutive for both periods.

Loss from continuing operations per diluted share for the three months ended June 30, 2004 excluded the weighted average effects of: 3.2 million options to purchase common shares; 0.7 million shares of restricted stock; equity units convertible into 15.2 million common shares; outstanding convertible preferred stock convertible into 5.3 million common shares; zero coupon convertible notes convertible into 2.3 million shares of common stock; and the convertible junior subordinated notes referred to above convertible into 16.7 million common shares.  Income from continuing operations per diluted share for the six months ended June 30, 2004 excluded the weighted average impact of zero coupon convertible notes convertible into 1.2 million common shares, and the convertible junior subordinated notes referred to above convertible into 16.7 million common shares.  The impact of the potential shares of common stock and their effect on income were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive for the respective periods.

The reconciliation of the income and share data used in the basic and diluted earnings per share computations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2005	2004	2005	2004
Basic
Income (loss) from continuing operations, as reported	$931	$(302)	$1,808	$285
Preferred stock dividends, net of taxes	(2)	(2)	(3)	(2)
Income (loss) from continuing operations available to common shareholders – basic	$929	$(304)	$1,805	$283

Diluted
Income (loss) from continuing operations available to common shareholders – basic	$929	$(304)	$1,805	$283
Effect of dilutive securities:
Equity unit stock purchase contracts	3	—	7	4
Convertible preferred stock	2	—	3	1
Zero coupon convertible notes	1	—	2	—
Convertible junior subordinated notes	7	—	13	—
Income (loss) from continuing operations available to common shareholders – diluted	$942	$(304)	$1,830	$288

Common Shares
Basic
Weighted average shares outstanding	669.5	664.8	668.8	549.7

Diluted
Weighted average shares outstanding	669.5	664.8	668.8	549.7
Weighted average effects of dilutive securities:
Stock options and other incentive plans	2.2	—	2.2	3.0
Equity unit stock purchase contracts	15.2	—	15.2	7.6
Convertible preferred stock	4.3	—	4.4	2.6
Zero coupon convertible notes	2.4	—	2.4	—
Convertible junior subordinated notes	16.7	—	16.7	—
Total	710.3	664.8	709.7	562.9

Income (Loss) from Continuing Operations Per Common Share
Basic	$1.39	$(0.46)	$2.70	$0.51
Diluted	$1.33	$(0.46)	$2.58	$0.51

10.  CAPITAL AND DEBT

Debt outstanding was as follows:

(in millions)		June 30, 2005	December 31, 2004

Short-term:
Commercial paper		$398	$499
7.875%	Senior notes due April 15, 2005	—	238
7.125%	Senior notes due June 1, 2005	—	79
Medium-term notes with various maturities in 2005		35	99
Total short-term debt		433	915

Long-term:
Medium-term notes with various maturities from 2006 to 2010		298	298
6.75%	Senior notes due November 15, 2006	150	150
5.75%	Senior notes due March 15, 2007	500	500
5.25%*	Senior notes due August 16, 2007	—	442
5.01%*	Senior notes due August 16, 2007	442	—
3.75%	Senior notes due March 15, 2008	400	400
4.50%	Zero coupon convertible notes due 2009	120	117
8.125%	Senior notes due April 15, 2010	250	250
7.81%	Private placement notes due on various dates through 2011	20	20
5.00%	Senior notes due March 15, 2013	500	500
7.75%	Senior notes due April 15, 2026	200	200
7.625%	Subordinated debentures due December 15, 2027	125	125
8.47%	Subordinated debentures due January 10, 2027	81	81
4.50%	Convertible junior subordinated notes due April 15, 2032	893	893
6.375%	Senior notes due March 15, 2033	500	500
8.50%	Subordinated debentures due December 15, 2045	56	56
8.312%	Subordinated debentures due July 1, 2046	73	73
7.60%	Subordinated debentures due October 15, 2050	593	593
Total long-term debt		5,201	5,198

Total debt principal		5,634	6,113
Unamortized fair value adjustment		203	239
Unamortized debt issuance costs		(35)	(39)
Total debt		$5,802	$6,313

*  These senior notes bore an interest rate of 5.25% at December 31, 2004.  The interest rate was reset to 5.01% in May 2005 pursuant to the remarketing of these notes as described below.

In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $442 million.  Each equity unit initially consisted of a forward purchase contract for the Company’s common stock (maturing in August 2005) and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units initially were at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares to be purchased will be determined based on a formula that considers the average closing price of the Company’s stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering.  Had the settlement date been June 30, 2005, the Company would have issued approximately 15 million common shares based on the average closing price of the Company’s common stock immediately prior to that date.  Holders of the equity units had the opportunity to participate in a required remarketing of the senior note component.  The initial remarketing date was May 11, 2005.  On that date, the notes were successfully remarketed, and the interest rate on the notes was reset to 5.01%, from 5.25%, effective May 16, 2005.  The remarketed notes mature on August 16, 2007.

The Company’s consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date.  The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method.  The amortization of the fair value adjustment reduced interest expense by $15 million and $34 million for the three months and six months ended June 30, 2005, respectively, and by $19 million for the three months ended June 30, 2004.

The following table presents the unamortized fair value adjustment and the related effective interest rate on the SPC debt instruments acquired in the merger.

				Unamortized Fair Value
				Purchase Adjustment at		Effective
				June 30,	December 31,	Interest Rate
(in millions)	Issue Rate		Maturity Date	2005	2004	to Maturity

Senior notes	7.875%		Apr. 2005	$—	$5	1.645%
	7.125%		Jun. 2005	—	2	1.881%
	5.750%		Mar. 2007	26	33	2.625%
	5.250%		Aug. 2007	—	11	1.389%
	8.125%		Apr. 2010	42	45	4.257%

Medium-term notes	6.4%-7.4%		Through 2010	26	34	3.310%

Subordinated debentures	7.625%		Dec. 2027	22	22	6.147%
	8.470%		Jan. 2027	7	7	7.660%
	8.500%		Dec. 2045	16	16	6.362%
	8.312%		Jul. 2046	20	20	6.362%
	7.600%		Oct. 2050	42	42	7.057%

Zero coupon convertible notes	4.500	%(1)	Mar. 2009	2	2	4.175%
Total				$203	$239

(1)   The zero coupon convertible notes mature in 2009, but are redeemable at the option of the holder for an amount equal to the original issue price plus accreted original discount.

The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement.  In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions.  The new agreement replaced and consolidated the Company’s three prior bank credit agreements that had collectively provided the Company access to $1.0 billion of bank credit lines.  Pursuant to covenants in the new agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control.  At June 30, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.  Pursuant to the terms of the revolving credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions.  There was no amount outstanding under the credit agreement as of June 30, 2005.

On April 1, 2004, The St. Paul Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings, Inc. (TIGHI).  The guarantees pertain to the $150 million 6.75% Notes due 2006, the $400 million 3.75% Notes due 2008, the $500 million 5.00% Notes due 2013, the $200 million 7.75% Notes due 2026, the $893 million 4.50% Convertible Notes due 2032 and the $500 million 6.375% Notes due 2033.

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.61 billion is available in 2005 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $757 million of dividends from its insurance subsidiaries during the first six months of 2005.

11.  PENSION AND POSTRETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

The following tables summarize the components of net pension and postretirement benefit expense recognized in continuing operations in the consolidated statement of income for the Company’s plans:

Pension Plans

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Service cost	$15	$14	$31	$21
Interest cost on benefit obligation	26	26	52	37
Expected return on plan assets	(35)	(35)	(70)	(47)
Amortization of unrecognized:
Prior service cost	(1)	(1)	(3)	(3)
Net actuarial loss	—	2	—	4
Net benefit expense	$5	$6	$10	$12

Postretirement Benefit Plans

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Service cost	$1	$1	$2	$1
Interest cost on benefit obligation	5	5	9	5
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net actuarial loss	—	—	—	—
Net benefit expense	$5	$5	$10	$5

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  On September 16, 2004, the Court entered an order denying ACandS’ motion to vacate the arbitration award.  On October 6, 2004, ACandS filed a notice of appeal.  Briefing of the appeal is complete.  Oral argument was presented on July 11, 2005.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D. Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The Court found the dispute was moot as a result of the arbitration panel’s decision.  The Court, therefore, based on the arbitration panel’s decision, dismissed the case. On October 6, 2004, ACandS filed a notice of appeal.  This appeal has been consolidated with the appeal referenced in the paragraph above.  Briefing of the appeal is complete, and oral argument was presented on July 11, 2005.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations remaining under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio state court against TPC and SPC, in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

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

Four appeals were taken from the August 17, 2004 ruling.  These appeals have been consolidated and are currently pending.  The parties have completed briefing all of the issues and await a date for oral argument.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.  It is not possible to predict how appellate courts will rule on the pending appeals.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it.  SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  On May 26, 2005, the Court of Appeals of Ohio, Eighth District, affirmed the earliest of these favorable rulings.  In Texas, only one court, in June of 2005, has denied the insurers’ initial challenges to the pleadings.  That ruling was contrary to the rulings by other courts in similar cases, and SPC intends to continue to defend this case vigorously.

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

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation I and a lead plaintiff and lead counsel have been appointed.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.  On June 24, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint asserts claims under Sections 10(b),
14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended.  It does not specify damages.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  In these two actions, plaintiff shareholders allege violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff has been appointed.  On July 11, 2005, the lead plaintiff filed a consolidated class action complaint. The consolidated action will be coordinated with In re St. Paul Travelers Securities Litigation I for pretrial purposes. In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above, as well as allegations concerning the Company’s alleged mismanagement of and failure to make disclosure relating to the Company’s alleged involvement in the purchase and sale of finite reinsurance.  On June 10, 2005, the Company and the other defendants in Rowe moved to dismiss the complaint.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” lawyer liability insurance and branding requirements for salvage automobiles.  The Company or its affiliates have received subpoenas or written requests for information from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Illinois Department of Financial and Professional Regulation; (xii) State of Iowa Insurance Division; (xiii) State of Maryland Insurance Administration; (xiv) Commonwealth of Massachusetts Office of the Attorney General; (xv) State of Minnesota Department of Commerce; (xvi) State of Minnesota Office of the Attorney General; (xvii) State of New York Office of the Attorney General; (xviii) State of New York Insurance Department; (xix) State of North Carolina Department of Insurance; (xx) State of Ohio Office of the Attorney General; (xxi) State of Ohio Department of Insurance; (xxii) Commonwealth of Pennsylvania Office of the Attorney General; (xxiii) State of Texas Department of Insurance; (xxiv) State of Washington Office of the Insurance Commissioner; (xxv) State of West Virginia Office of Attorney General; (xxvi) the United States Attorney for the Southern District of New York; and (xxvii) the United States Securities and Exchange Commission.

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

To date, the Company has found only a few instances of conduct that were inconsistent with the company’s employee code of conduct.  The Company has responded, and will continue to respond, appropriately to any such conduct.

The Company’s internal review with respect to finite reinsurance considered finite products the Company both purchased and sold.  The Company has completed its review with respect to the identified finite products purchased and sold, and has concluded that no adjustment to previously issued financial statements is required.

The related industry-wide investigations previously discussed are ongoing, as are the Company’s efforts to cooperate with the authorities, and the various authorities could ask that additional work be performed or reach conclusions different from the Company’s.  Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Six putative class action lawsuits and one individual action have been brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  Plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint.  The remaining federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to, or filed in, the United States District Court for the District of New Jersey and are being coordinated or consolidated as part of In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding. Lead plaintiffs have been appointed.  On August 1, 2005, the lead plaintiffs filed an amended consolidated complaint.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints include causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, federal and state common law and the laws of the various states prohibiting antitrust violations and unfair and/or deceptive trade practices.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  The sixth class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005) and the individual action, Office Depot,

Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were brought in state court and assert state law claims based on allegations similar to those made in In re Insurance Brokerage Antitrust Litigation.  Certain defendants in Bensley Construction, Inc. have removed the action to the United States District Court for the District of Massachusetts and moved to stay it pending transfer to the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax).  The Company recorded these adjustments as charges in its income statement in the second quarter of 2004.  Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing.  Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger.  After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004 and June 30, 2005, in each case by the approximate after-tax amount of the charge.  The effect on tangible shareholders’ equity at December 31, 2004 and June 30, 2005 would not be material.  Additionally, if such adjustments were made, there would be changes to the amounts recorded for the affected items in purchase accounting and, accordingly, the Company’s balance sheet as of April 1, 2004 would reflect those changes.

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities.  The Company’s total future estimated obligations related to its venture capital investments were $157 million at June 30, 2005 and $289 million at December 31, 2004.  The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests.  These additional commitments were $664 million and $483 million at June 30, 2005 and December 31, 2004, respectively.

SPC’s Sale of Minet—In May 1997, SPC completed the sale of its insurance brokerage operation, Minet, to Aon Corporation.  Under the sale agreement, SPC committed to acquire a minimum level of reinsurance brokerage services from Aon through 2012.  That commitment requires the Company to make a contractual payment to Aon to the extent such minimum level of service is not acquired.  The maximum annual amount payable to Aon for such services and any such contractual payment related to that commitment is $20 million.  SPC also had commitments under lease agreements through 2015 for vacated space, as well as a commitment to make payments to a former Minet executive.  The Company assumed all obligations to these commitments upon consummation of the merger.

Guarantees

The Company has certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, premium deficiencies or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of June 30, 2005, the aggregate amount of the Company’s quantifiable indemnification obligations in effect for sales of business entities was $1.82 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at June 30, 2005 was $188 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The fair value of this obligation as of June 30, 2005 was $44 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

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

The allowance for estimated uncollectible reinsurance recoverables was $754 million and $751 million at June 30, 2005 and December 31, 2004, respectively.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and claims and claim adjustment expenses for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Premiums written
Direct	$5,814	$5,905	$11,352	$9,828
Assumed	95	237	477	324
Ceded	(693)	(886)	(1,833)	(1,496)
Net premiums written	$5,216	$5,256	$9,996	$8,656

Premiums earned
Direct	$5,720	$5,909	$11,452	$9,667
Assumed	235	332	526	434
Ceded	(846)	(1,087)	(1,750)	(1,608)
Net premiums earned	$5,109	$5,154	$10,228	$8,493

Claims and claim adjustment expenses
Direct	$3,488	$4,977	$6,874	$7,434
Assumed	137	146	446	275
Ceded	(530)	(243)	(1,009)	(555)
Policyholder dividends	6	(11)	13	(4)
Net claims and claim adjustment expenses	$3,101	$4,869	$6,324	$7,150

The decline in ceded written premiums for the three months ended June 30, 2005 compared with the same 2004 period reflected changes in the timing and structure of reinsurance purchased in the Specialty segment, which resulted in an increase in ceded premiums in the first quarter of 2005 and a reduction in ceded premiums in the second quarter of 2005, when compared with the same periods of 2004.  The increase in ceded written premiums for the six months ended June 30, 2005 over the same 2004 period primarily reflected the impact of the merger.  The Company also made a modest adjustment to 2004 ceded written premiums to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded.  Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts.  This adjustment only affected the statistical disclosure of net written premiums on a quarter-by-quarter basis; it did not affect amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results or capital.  The adjustment was made to conform the statistical measurement of production – net written premiums – across the Company’s businesses.

The Company entered into commutation agreements with a major reinsurer, effective June 30, 2004, which resulted in a second quarter 2004 pretax charge of $153 million for amounts received less than the reinsurance balances of approximately $1.26 billion.

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

	Original			Balance at			Balance at
	Accrued	2004		Dec. 31,	2005		June 30,
(in millions)	Costs	Payments	Adjustments	2004	Payments	Adjustments	2005
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$71	$(43)	$(3)	$25	$(14)	$5	$16
Costs to exit leases	4	(1)	5	8	(1)	(1)	6
Other exit costs	4	(2)	—	2	—	—	2
Total included in the allocation of purchase price	79	(46)	2	35	(15)	4	24
Employee termination costs included in general and administrative expenses:
Commercial	33	(4)	(9)	20	(7)	6	19
Specialty	2	(1)	—	1	(4)	5	2
Personal	4	—	(1)	3	(2)	2	3
Total included in general and administrative expenses	39	(5)	(10)	24	(13)	13	24
Total restructuring costs	$118	$(51)	$(8)	$59	$(28)	$17	$48

Employee termination and relocation costs consist primarily of severance benefits for which payments will be substantially completed by the end of 2006.  Costs to exit leases include remaining lease obligations on properties to be vacated by the Company and are expected to be fully paid by the end of 2007.  Other exit costs include the remaining costs related to a redundant computer software contract which are expected to be fully paid by the end of 2005.  Adjustments recorded in the six months ended June 30, 2005 primarily represent changes in the original estimate as a result of new information which became available to the Company.

15.  INCOME TAXES

The components of income tax expense (benefit) on continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Income tax expense (benefit) on continuing operations:
Federal:
Current	$(297)	$(146)	$(118)	$95
Deferred	624	(108)	735	(124)
Total federal income tax expense (benefit)	327	(254)	617	(29)
Foreign	32	12	47	14
State	4	3	10	3
Total income tax expense (benefit) on continuing operations	$363	$(239)	$674	$(12)

16.  CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.  These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.  The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of June 30, 2005.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2005

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Revenues
Premiums	$3,611	$1,498	$—	$—	$5,109
Net investment income	551	235	(11)	—	775
Fee income	163	2	—	—	165
Net realized investment gains (losses)	(62)	(30)	37	—	(55)
Other revenues	34	9	5	(5)	43
Total revenues	4,297	1,714	31	(5)	6,037

Claims and expenses
Claims and claim adjustment expenses	2,127	974	—	—	3,101
Amortization of deferred acquisition costs	579	204	—	—	783
General and administrative expenses	580	182	32	(5)	789
Interest expense	36	—	34	—	70
Total claims and expenses	3,322	1,360	66	(5)	4,743

Income (loss) from continuing operations before income taxes	975	354	(35)	—	1,294
Income tax expense (benefit)	279	225	(141)	—	363
Equity in earnings of subsidiaries, net of tax	—	—	1,016	(1,016)	—
Income from continuing operations	696	129	1,122	(1,016)	931
Discontinued operations:
Operating income (loss), net of taxes	—	(1)	1	—	—
Gain (loss) on disposal, net of taxes	—	192	(54)	—	138
Income (loss) from discontinued operations	—	191	(53)	—	138
Net income	$696	$320	$1,069	$(1,016)	$1,069

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2005

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Revenues
Premiums	$7,101	$3,127	$—	$—	$10,228
Net investment income	1,081	467	(8)	—	1,540
Fee income	331	5	—	—	336
Net realized investment losses	(28)	(22)	(5)	—	(55)
Other revenues	70	22	6	(5)	93
Total revenues	8,555	3,599	(7)	(5)	12,142

Claims and expenses
Claims and claim adjustment expenses	4,253	2,071	—	—	6,324
Amortization of deferred acquisition costs	1,154	439	—	—	1,593
General and administrative expenses	1,192	387	28	(5)	1,602
Interest expense	71	(1)	71	—	141
Total claims and expenses	6,670	2,896	99	(5)	9,660

Income (loss) from continuing operations before income taxes	1,885	703	(106)	—	2,482
Income tax expense (benefit)	541	311	(178)	—	674
Equity in earnings of subsidiaries, net of tax	—	—	1,846	(1,846)	—
Income from continuing operations	1,344	392	1,918	(1,846)	1,808
Discontinued operations:
Operating loss, net of taxes	—	(82)	(583)	—	(665)
Gain (loss) on disposal, net of taxes	—	192	(54)	—	138
Income (loss) from discontinued operations	—	110	(637)	—	(527)
Net income	$1,344	$502	$1,281	$(1,846)	$1,281

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Assets
Fixed maturities, available for sale at fair value (including$2,318 subject to securities lending and repurchase agreements) (amortized cost $56,219)	$35,679	$21,387	$573	$	$57,639
Equity securities, at fair value (cost $632)	543	95	55	—	693
Real estate	6	777	—		783
Mortgage loans	143	47	—	—	190
Short-term securities	2,224	1,261	1,334	—	4,819
Other investments	1,697	1,197	77	—	2,971
Total investments	40,292	24,764	2,039	—	67,095

Cash	492	240	6	—	738
Investment income accrued	435	306	9	(6)	744
Premiums receivable	4,567	1,729	—	—	6,296
Reinsurance recoverables	10,505	7,888	—	—	18,393
Ceded unearned premiums	815	784	—	—	1,599
Deferred acquisition costs	1,125	442	—	—	1,567
Deferred tax asset	955	521	(9)		1,467
Contractholder receivables	4,247	1,445	—	—	5,692
Goodwill	2,412	1,079	—	—	3,491
Intangible assets	337	656	—	—	993
Net assets of discontinued operations	—	1	783	—	784
Investment in subsidiaries	—	—	23,005	(23,005)	—
Other assets	2,003	714	481	(253)	2,945
Total assets	$68,185	$40,569	$26,314	$(23,264)	$111,804

Liabilities
Claims and claim adjustment expense reserves	$35,559	$22,555	$—	$—	$58,114
Unearned premium reserves	7,781	3,340	—	—	11,121
Contractholder payables	4,247	1,445	—	—	5,692
Payables for reinsurance premiums	225	594	—	—	819
Debt	2,625	208	3,220	(251)	5,802
Other liabilities	4,832	2,336	725	(6)	7,887
Total liabilities	55,269	30,478	3,945	(257)	89,435

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.5 shares issued and outstanding)	—	—	173	—	173
Common stock (1,750.0 shares authorized; 675.3 shares issued; 674.6 shares outstanding)	—	745	17,586	(745)	17,586
Additional paid-in-capital	8,692	7,733	—	(16,425)	—
Retained earnings	3,394	1,464	3,732	(4,858)	3,732
Accumulated other changes in equity from nonowner sources	871	149	1,024	(1,020)	1,024
Treasury stock, at cost (0.7 shares)	—	—	(28)	—	(28)
Unearned compensation	(41)	—	(118)	41	(118)
Total shareholders’ equity	12,916	10,091	22,369	(23,007)	22,369
Total liabilities and shareholders’ equity	$68,185	$40,569	$26,314	$(23,264)	$111,804

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

At December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Assets
Fixed maturities, available for sale at fair value (including $2,603 subject to securities lending and repurchase agreements) (amortized cost $53,017)	$34,347	$19,895	$32	$(5)	$54,269
Equity securities, at fair value (cost $687)	601	83	75	—	759
Real estate	2	771	—	—	773
Mortgage loans	148	43	—	—	191
Short-term securities	2,695	2,122	127	—	4,944
Other investments	2,151	1,220	61	—	3,432
Total investments	39,944	24,134	295	(5)	64,368

Cash	166	79	17	—	262
Investment income accrued	410	261	3	(3)	671
Premiums receivable	4,115	2,086	—	—	6,201
Reinsurance recoverables	11,058	7,996	—	—	19,054
Ceded unearned premiums	716	849	—	—	1,565
Deferred acquisition costs	1,033	526	—	—	1,559
Deferred tax asset	924	849	596	(171)	2,198
Contractholder receivables	3,986	1,643	—	—	5,629
Goodwill	2,412	1,152	—	—	3,564
Intangible assets	356	706	—	—	1,062
Net assets of discontinued operations	—	2,041	—	—	2,041
Investment in subsidiaries	—	1	23,738	(23,739)	—
Other assets	1,698	1,743	361	(730)	3,072
Total assets	$66,818	$44,066	$25,010	$(24,648)	$111,246

Liabilities
Claims and claim adjustment expense reserves	$35,796	$23,274	$—	$—	$59,070
Unearned premium reserves	7,162	4,148	—	—	11,310
Contractholder payables	3,986	1,643	—	—	5,629
Payables for reinsurance premiums	202	694	—	—	896
Debt	2,624	183	3,809	(303)	6,313
Other liabilities	4,784	2,445	—	(402)	6,827
Total liabilities	54,554	32,387	3,809	(705)	90,045

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.6 shares issued and outstanding)	—	29	193	(29)	193
Guaranteed obligation – Stock Ownership Plan	—	—	(5)	—	(5)
Common stock (1,750.0 shares authorized; 670.7 shares issued; 670.3 shares outstanding)	4	753	17,414	(757)	17,414
Additional paid-in capital	8,694	8,932	—	(17,626)	—
Retained earnings	2,774	2,000	2,744	(4,774)	2,744
Accumulated other changes in equity from nonowner sources	865	86	952	(951)	952
Treasury stock, at cost (0.4 shares)	(14)	—	(14)	14	(14)
Unearned compensation	(58)	—	(83)	58	(83)
Minority interest	(1)	(121)	—	122	—
Total shareholders’ equity	12,264	11,679	21,201	(23,943)	21,201
Total liabilities and shareholders’ equity	$66,818	$44,066	$25,010	$(24,648)	$111,246

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Cash flows from operating activities
Net income	$1,344	$502	$1,281	$(1,846)	$1,281
Net adjustments to reconcile net income to net cash provided by operating activities	(302)	355	(1,449)	1,846	450
Net cash provided (used) by operating activities	1,042	857	(168)	—	1,731

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	1,446	974	1	—	2,421
Mortgage loans	6	—	—	—	6
Proceeds from sales of investments
Fixed maturities	1,882	680	149	—	2,711
Equity securities	93	18	1	—	112
Purchases of investments
Fixed maturities	(4,488)	(3,390)	(688)	—	(8,566)
Equity securities	(1)	(21)	—	—	(22)
Mortgage loans	—	(9)	—	—	(9)
Real estate	(6)	(16)	—	—	(22)
Short-term securities (purchased) sold, net	471	861	(1,207)	—	125
Other investments, net	421	31	—	—	452
Securities transactions in course of settlement	377	(7)	93	—	463
Other	(57)	9	—	—	(48)
Net cash provided (used) by investing activities	144	(870)	(1,651)	—	(2,377)

Cash flows from financing activities
Payment of debt	—	—	(481)	—	(481)
Dividends to shareholders	—	—	(307)	—	(307)
Issuance of common stock-employee stock options	—	—	61	—	61
Treasury stock acquired – net employee stock-based compensation	—	—	(14)	—	(14)
Intercompany dividends	(860)	133	727	—	—
Capital contributions and loans between subsidiaries	—	45	(45)	—	—
Net cash provided (used) by financing activities	(860)	178	(59)	—	(741)
Effect of exchange rate changes on cash	—	(4)	—	—	(4)
Net proceeds from sale of discontinued operations	—	—	1,867	—	1,867
Net increase (decrease) in cash	326	161	(11)	—	476
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$492	$240	$6	$—	$738

Supplemental disclosure of cash flow information
Income taxes (received) paid	$697	$(77)	$(250)	$—	$370
Interest paid	$69	$—	$104	$—	$173

(1)   The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc.  Each share of TPC par value $0.01 class A common stock, including the associated preferred stock purchase rights, and TPC par value $0.01 class B common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value.  Share and per share amounts for the first quarter of 2004 reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition.  Accordingly, all financial information presented herein for the three and six months ended June 30, 2005 reflects the consolidated accounts of SPC and TPC.  The financial information presented herein for the six months ended June 30, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the three months ended June 30, 2004.

In the second quarter of 2005, the Company began implementing a program to sell its 78% equity interest in Nuveen Investments, which is described in more detail later in this discussion.  Accordingly, the Company’s share of Nuveen Investments’ operating results in 2005 was classified as discontinued operations, and the Company’s prior year results were reclassified to conform to the 2005 presentation.

EXECUTIVE SUMMARY

2005 Second Quarter Consolidated Results of Operations

•      Income from continuing operations of $931 million, or $1.39 per share basic and $1.33 per share diluted

•      Net income of $1.07 billion, or $1.59 per share basic and $1.52 diluted, including income from discontinued operations of $138 million, or $0.20 per share basic and $0.19 diluted

•      Discontinued operations include $138 million after-tax gain on divestiture of 45.9 million shares of Nuveen Investments

•      Gross written premiums of $5.91 billion; net written premiums of $5.22 billion

•      GAAP combined ratio of 87.6%

•      Net investment income of $598 million, after-tax

•      Strong retention across all three business segments

•      Continuing moderating rates due to more aggressive pricing in the marketplace

2005 Second Quarter Consolidated Financial Condition

•      Total assets of $111.80 billion, up $558 million from December 31, 2004

•      Total investments of $67.10 billion, up $2.73 billion from December 31, 2004; fixed maturities and short-term securities comprise 93% of total investments

•      Increase in investments resulted from proceeds from Nuveen Investments’ divestiture and strong operating cash flows

•      Total debt of $5.80 billion, down $511 million from December 31, 2004

•      Shareholders’ equity of $22.37 billion, up $1.17 billion from December 31, 2004

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2005	2004	2005	2004

Income (loss) from continuing operations	$931	$(302)	$1,808	$285
Income (loss) from discontinued operations	138	27	(527)	27
Net income (loss)	$1,069	$(275)	$1,281	$312

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.39	$(0.46)	$2.70	$0.51
Income (loss) from discontinued operations	0.20	0.04	(0.79)	0.05
Net income (loss)	$1.59	$(0.42)	$1.91	$0.56

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.33	$(0.46)	$2.58	$0.51
Income (loss) from discontinued operations	0.19	0.04	(0.74)	0.05
Net income (loss)	$1.52	$(0.42)	$1.84	$0.56

Weighted average number of common shares outstanding:
Basic	669.5	664.8	668.8	549.7
Diluted	710.3	664.8	709.7	562.9

The Company’s discussions related to all items, other than net income (loss), income (loss) from continuing operations, income (loss) from discontinued operations, and segment operating income (loss), are presented on a pretax basis, unless otherwise noted.

Income from continuing operations in the second quarter of 2005 totaled $931 million, or $1.33 per share diluted, a significant improvement over the loss from continuing operations of $302 million, or $0.46 per share diluted, in the second quarter of 2004.  The 2005 second quarter total reflected strong underwriting results from each of the Company’s three business segments, and an increase in net investment income resulting from the investment of proceeds from the Nuveen Investments’ divestiture, strong operational cash flows and significant returns from the Company’s private equity partnership investments.  The 2004 second quarter loss was driven by significant reserve adjustments and restructuring charges associated with the merger that are discussed in more detail later in this report.  For the first six months of 2005, income from continuing operations of $1.81 billion was $1.52 billion higher than the comparable period of 2004.  Net income of $1.07 billion in the second quarter of 2005 included income from discontinued operations of $138 million, primarily comprised of the gain on the divestiture of a portion of the Company’s investment in Nuveen Investments.  Through the first six months of 2005, net income included a net loss from discontinued operations of $527 million, primarily consisting of $710 million of tax expense related to the Company’s equity ownership in Nuveen Investments, partially offset by the second quarter gain on the divestiture and the Company’s share of Nuveen Investments’ net income for the first six months of 2005.

Consolidated revenues from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Earned premiums	$5,109	$5,154	$10,228	$8,493
Net investment income	775	642	1,540	1,261
Fee income	165	171	336	343
Realized investment gains (losses)	(55)	55	(55)	13
Other	43	38	93	77
Total revenues	$6,037	$6,060	$12,142	$10,187

The $45 million decline in earned premiums in the second quarter of 2005 compared with the same 2004 period was concentrated in the Commercial segment and primarily reflected the intentional non-renewal of business in runoff included in that segment.  For the first six months of 2005, the $1.74 billion increase in earned premiums over the same period of 2004 primarily reflected the impact of the merger.

Net investment income of $775 million in the second quarter of 2005 grew $133 million, or 21%, over the same period in 2004, driven by the increase in invested assets over the last twelve months, as well as strong returns on the Company’s private equity partnership investments.  The increase in invested assets was driven by continued strong operational cash flows and the investment of proceeds from the partial divestiture of the Company’s equity interest in Nuveen Investments.  The $279 million increase in net investment income for the first six months of 2005 over the same 2004 period reflected these factors, as well as the impact of the merger, as the year-to-date 2004 total includes only one quarter of combined data for the Company subsequent to the April 1, 2004 merger.  Net investment income in the first six months of 2004 included the $127 million first quarter impact of the initial public trading of one investment.  Also impacting net investment income in 2005 was the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investment purchases since the completion of the merger in April 2004.  Yields on the Company’s taxable fixed maturity portfolio in the first six months of 2005 declined from those in the same period of 2004, reflecting the impact of a reduction in yields available on new investment purchases in the last twelve months compared with those on maturing securities during that time period.  In addition, SPC’s investment portfolio acquired in the merger was recorded at its fair value as of the merger date of April 1, 2004 in accordance with purchase accounting, which reduced the Company’s reported average investment yield in the first six months of 2005 when compared with the same 2004 period.

Fee income in the second quarter and first six months of 2005 declined slightly when compared with the same periods of 2004, as the National Accounts market, the primary source of the Company’s fee-based business, experienced increased competition as described in more detail in the Commercial segment discussion that follows.

Net pretax realized investment losses in the second quarter of 2005 totaled $55 million, compared with net pretax realized investment gains of $55 million in the same 2004 period.  Pretax impairment losses totaled $42 million in the second quarter of 2005, compared with $23 million in the same 2004 period.  The impairment losses in both periods were concentrated in the venture capital portfolio, as described in more detail later in this discussion.  The 2005 second quarter total also included $45 million of net realized investment losses related to U.S. Treasury futures, which are settled daily and are used to shorten the duration of the fixed maturity portfolio.  These realized losses were partially offset by a second quarter realized gain of $60 million on the sale of one venture capital holding.  The Company recorded less than $0.1 million in net realized investment gains in the first quarter of 2005.  Net pretax realized investment gains in the second quarter of 2004 were primarily generated by gains of $57 million related to U.S. Treasury futures.  Through the first six months of 2004, those second quarter realized investment gains were largely offset by first quarter net realized investment losses related to U.S. Treasury futures.

Consolidated gross and net written premiums were as follows:

	Three Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial	$2,481	$2,047	$2,799	$2,234
Specialty	1,758	1,545	1,743	1,463
Personal	1,670	1,624	1,600	1,559
Total	$5,909	$5,216	$6,142	$5,256

	Six Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial	$5,232	$4,239	$5,012	$3,999
Specialty	3,449	2,699	2,141	1,732
Personal	3,148	3,058	2,999	2,925
Total	$11,829	$9,996	$10,152	$8,656

For the three months ended June 30, 2005, gross written premiums decreased 4% and net written premiums decreased 1% from the same period of 2004.  The decline in both gross and net premium volume was concentrated in the Commercial segment and was primarily the result of the non-renewal of business in runoff included in that segment.  For the six months ended June 30, 2005, gross and net written premiums increased 17% and 15%, respectively, over the comparable 2004 amounts, primarily reflecting the impact of the merger.

In the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased in the Specialty segment.  Those changes resulted in an increase in ceded premiums in the first quarter of 2005 and a reduction in ceded premiums in the second quarter of 2005, when compared with the same periods of 2004.  The Company also made a modest adjustment to 2004 ceded written premiums to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded.  Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts.  This adjustment affected only the statistical disclosure of net written premiums on a quarter-by-quarter basis; it did not affect net written premium amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results or capital.  The adjustment was made to conform the statistical measurement of production – net written premiums – across the Company’s businesses.

Business retention levels in the Company’s Commercial and Specialty segments during the second quarter of 2005 were stronger than in any quarter since the merger, and retention levels in the Personal segment remained strong and consistent with prior year levels.  In addition, new business levels in the Commercial and Specialty segments were higher than they have been in the last three quarters.  Rates, however, continued to moderate in the second quarter of 2005, reflecting increased competition and more aggressive pricing in the marketplace, particularly for new business.

Consolidated claims and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Claims and claim adjustment expenses	$3,101	$4,869	$6,324	$7,150
Amortization of deferred acquisition costs	783	805	1,593	1,331
General and administrative expenses	789	864	1,602	1,331
Interest expense	70	63	141	99
Total claims and expenses	$4,743	$6,601	$9,660	$9,911

Claims and claim adjustment expenses in the second quarter of 2005 included $75 million of net favorable prior year reserve development, compared with $1.40 billion of net unfavorable prior year reserve development in the same period of 2004.  The net favorable reserve development in 2005 was concentrated in the Personal segment.  Excluding prior year reserve development in both years, claims and claim adjustment expenses in the second quarter of 2005 were $296 million below the comparable 2004 total, reflecting significant improvement in current accident year loss experience in 2005 throughout the majority of the Company’s underwriting businesses.  Through the first six months of 2005, net favorable prior year reserve development totaled $130 million, compared with net unfavorable prior year reserve development of $1.44 billion in the same 2004 period.

The net unfavorable prior year reserve development in the second quarter and first six months of 2004 primarily consisted of provisions related to: surety and construction reserves acquired in the merger; uncollectible reinsurance recoverables; a commutation agreement with a major reinsurer; the financial condition of a construction contractor; and environmental reserves.  The increase in the allowance for uncollectible reinsurance recoverables recognized a change in estimated disputes with reinsurers and was based upon the Company’s reinsurance strategy of reduced reinsurance utilization, including the cessation of ongoing business relationships with certain of SPC’s reinsurers, and aggressive collection of reinsurance recoverables.  Commutations are a complete and final settlement with a reinsurer that results in a discharge of all obligations of the parties to the terminated reinsurance agreement.  The majority of the unfavorable development was recorded in the Specialty segment.  Components of the second quarter 2004 unfavorable prior year reserve development are discussed in more detail in the respective segment discussions that follow.

The Company incurred catastrophe losses of $11 million and $42 million in the second quarter and first six months of 2005, respectively.  The year-to-date 2005 total primarily resulted from flooding in the United Kingdom and winter storms in the United States in the first quarter, and also included losses from spring storms in the United States in the second quarter.  Catastrophe losses in the second quarter and first six months of 2004 totaled $24 million and $44 million, respectively.

Amortization of deferred acquisition costs in the second quarter of 2005 declined $22 million from the same 2004 period, consistent with the decline in earned premium volume.  Through the first six months of 2005, the amortization of deferred acquisition costs was $262 million higher than in the same 2004 period, reflecting the impact of the merger.

General and administrative expenses of $789 million in the second quarter of 2005 were $75 million below comparable 2004 expenses of $864 million.  The second quarter 2004 total included a $62 million increase in the allowance for uncollectible amounts due from policyholders for loss-sensitive business (primarily high-deductible business).  This increase resulted from applying the Company’s credit-based methodology for determining uncollectible amounts to the recoverables acquired in the merger.  General and administrative expenses in the second quarter of 2004 also included $40 million of restructuring charges related to the merger.

The $271 million increase in general and administrative expenses in the first six months of 2005 compared with the same 2004 period primarily reflected the impact of the merger.  Included in the 2005 and 2004 six-month totals were $58 million and $35 million, respectively, of amortization expense related to finite-lived intangible assets acquired in the merger, and a benefit of $11 million and $36 million, respectively, associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables.

The increase in interest expense for the six months ended June 30, 2005 over the same period of 2004 reflected the additional interest expense on SPC debt assumed in the merger on April 1, 2004.

GAAP combined ratios (before policyholder dividends) for the Company’s insurance segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Loss and loss adjustment expense ratio	59.4%	93.1%	60.4%	82.4%
Underwriting expense ratio	28.2	29.6	28.7	28.2
GAAP combined ratio	87.6%	122.7%	89.1%	110.6%

The loss and loss adjustment expense ratio for the second quarter of 2005 included a 1.5 point impact of net favorable prior year reserve development, whereas the second quarter 2004 ratio included a 27.1 point impact of net unfavorable prior year reserve development.  Excluding those impacts in both years, the adjusted second quarter 2005 loss and loss adjustment expense ratio of 60.9 was 5.1 points better than the adjusted 2004 ratio of 66.0, reflecting an improvement in current accident year results.  The 1.4 point improvement in the second quarter 2005 underwriting expense ratio compared with the same 2004 period reflected expense efficiencies realized since the completion of the merger, and the absence of merger-related charges that negatively impacted the 2004 second quarter ratio.  Through the first six months of 2005 and 2004, the adjusted loss and loss adjustment expense ratios excluding prior year reserve development were 61.6 and 65.4, respectively, reflecting the improvement in current accident year results.  The 0.5 point increase in the year-to-date 2005 underwriting expense ratio over the same 2004 period primarily reflected the impact of earned premium declines associated with runoff operations in the Commercial segment, and, in the Personal segment, increased commission expenses and investments for process re-engineering and to support business growth and product development.

Discontinued Operations

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  In the second quarter of 2005, the Company began implementing that program.

The following transactions occurred in the second quarter of 2005, resulting in net pretax cash proceeds of approximately $1.87 billion:

•      The Company sold 39.9 million shares of Nuveen Investments through a public secondary offering (including 0.5 million shares sold through the underwriters’ partial exercise of an over-allotment provision);

•      Nuveen Investments repurchased 6.1 million shares of its common stock from the Company; and

•      The Company entered into forward sales agreements, settling no later than March 31, 2006, with respect to 11.9 million shares of Nuveen Investments’ common stock.

In conjunction with these transactions, the Company recorded a pretax gain on disposal of $212 million ($138 million after-tax) in the second quarter of 2005.  Additionally, the Company recorded a net operating loss from discontinued operations of $665 million in the first six months of 2005, primarily consisting of a $710 million tax expense due to the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ net income for the six months ended June 30, 2005.

Upon closing of the sale of the 39.9 million shares in the secondary offering and the repurchase of the 6.1 million shares by Nuveen Investments in the second quarter, the Company’s ownership interest in Nuveen Investments declined from approximately 78% to 31%; accordingly, the Company’s remaining investment in Nuveen Investments was accounted for using the equity method of accounting.  The assets and liabilities related to Nuveen Investments have been removed from the respective lines of the Company’s consolidated balance sheet and are reported under the caption “Net assets of discontinued operations” in the consolidated balance sheet at June 30, 2005 and December 31, 2004.

In addition to the transactions described above, the Company entered into an agreement in April 2005 whereby Nuveen Investments would repurchase, upon approval of the change in control by the shareholders of its funds, approximately 12.1 million additional shares of its common stock from the Company for total consideration of approximately $400 million.  In July 2005, all necessary approvals were received and Nuveen Investments settled its agreement to purchase the 12.1 million additional common shares from the Company for $402 million. The sale of 11.9 million shares of Nuveen Investments’ common stock related to the forward sales agreements discussed above is scheduled to close on August 10, 2005.  Also in August 2005, the Company’s remaining holdings of approximately 3.5 million shares of Nuveen Investments’ common stock were sold for approximately $132 million. The completion of Nuveen Investments’ repurchase of 12.1 million shares, the sale of the 11.9 million shares and the sale of the Company’s remaining ownership interest of 3.5 million shares resulted in a pretax gain on disposal of $134 million ($87 million after-tax), which will be reflected in the Company’s results of operations for the quarter ended September 30, 2005.

Total net pretax proceeds to the Company from the second and third quarter transactions described above were approximately $2.40 billion.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s continuing operations are comprised of the following three segments: Commercial, Specialty and Personal.  Prior period results for these segments have been restated, to the extent practicable, to conform to these business segments.

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

•      National Accounts is comprised of three distinct business units.  The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.  Beginning in the second quarter of 2005, National Accounts also includes the Company’s Discover Re operation, which provides property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captives.  Discover Re’s results were reclassified to the Commercial segment from the Specialty segment to more closely align the segment reporting structure with the manner in which the Company’s business is managed after recent changes in the Company’s management structure.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the reinsurance, health care, and certain international runoff operations; and policies written by the Company’s Gulf operation, which was placed into runoff during the second quarter of 2004.  These operations are collectively referred to as Commercial Other.

Results of the Company’s Commercial segment are summarized in the following table.  Prior period amounts and year-to-date 2005 amounts have been restated to reflect the reclassification of Discover Re from the Specialty segment to the Commercial segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues:
Earned premiums	$2,164	$2,411	$4,368	$4,142
Net investment income	498	419	978	842
Fee income	156	164	319	332
Other revenues	13	12	28	26
Total revenues	$2,831	$3,006	$5,693	$5,342

Total claims and expenses	$2,101	$2,580	$4,359	$4,320

Operating income	$530	$316	$978	$746

Loss and loss adjustment expense ratio	61.7%	71.6%	63.5%	68.6%
Underwriting expense ratio	27.8	29.0	28.5	27.7
GAAP combined ratio	89.5%	100.6%	92.0%	96.3%

Operating income of $530 million for the second quarter of 2005 was $214 million, or 68%, higher than in the same 2004 period, driven by continued favorable loss trends which resulted in strong current accident year performance and strong net investment income.  Operating income in the second quarter of 2004 included significant charges that are described in more detail in the following narrative.  Through the first six months of 2005, operating income of $978 million was $232 million, or 31%, higher than in the same 2004 period.

The $247 million decline in earned premiums in the second quarter of 2005 compared with the same 2004 period included a significant decline in runoff operations, where business is intentionally being non-renewed.  The remainder of the earned premium decline reflected lower levels of written premium volume in ongoing operations over the last twelve months.  Earned premium volume through the first half of 2005 grew $226 million, or 5%, over the comparable period of 2004, primarily reflecting the impact of the merger, partially offset by the decline in runoff operations.

Net investment income in the second quarter of 2005 increased $79 million over the same 2004 period, primarily due to the increase in invested assets resulting from strong operational cash flows since the merger and strong returns from partnership investments.  Through the first half of 2005, the $136 million increase in net investment income over the same 2004 period reflected these factors, as well as the impact of the merger.  Net investment income for the six months ended June 30, 2004 included $82 million of income resulting from the initial public trading of one investment.

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and self-insurance pools.  The slight decline in fee income in the second quarter and first six months of 2005 compared with the same 2004 periods was primarily due to increased competition, particularly for very large customers.  In addition, several workers’ compensation accounts included in residual market pools in prior quarters re-entered the voluntary insurance market amid increasing competition in the marketplace.

Claims and expenses for the second quarter of 2005 declined $479 million compared with the same period of 2004.  Claims and expenses in the second quarter of 2004 included a $197 million addition to environmental reserves, a $152 million addition to the reserve for uncollectible reinsurance recoverables, $44 million from the commutation of agreements with a major reinsurer and other net unfavorable prior year reserve development of $45 million.  Partially offsetting the impact of these reserve increases was favorable prior year loss development of $225 million related to less than expected claims from the September 11, 2001 terrorist attack.  Excluding these factors from the second quarter of 2004, claims and expenses in the second quarter of 2005 were down $266 million, reflecting continued favorable loss frequency trends and the decline in earned premium volume.  For the first six months of 2005, claims and expenses were up slightly over the same period of 2004, primarily reflecting the impact of the merger.

The loss and loss adjustment expense ratio in the second quarter of 2005 included a 0.5 point impact from net favorable prior year reserve development, whereas the second quarter of 2004 included an 8.9 point impact from net unfavorable prior year reserve development.  For the first six months of 2005 and 2004, the impact of prior year reserve development on the loss and loss adjustment expense ratio was 0.1 points favorable and 5.0 points unfavorable, respectively.  There were no catastrophe losses incurred in the Commercial segment in the first six months of 2005 or 2004.  The underwriting expense ratio in the second quarter of 2005 improved by 1.2 points compared with the same quarter of 2004, reflecting the favorable impact of expense management initiatives and continuing personnel reductions in the Commercial Other sector.  In addition, the 2004 second quarter underwriting expense ratio included the impact of merger-related restructuring charges and an increase in the allowance for uncollectible amounts due from policyholders.  Through the first six months of 2005, the underwriting expense ratio was 0.8 points higher than the comparable 2004 ratio, primarily reflecting the earned premium declines associated with Gulf and other business in runoff.

Commercial’s gross and net written premiums by market were as follows:

	Three Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial Accounts	$1,134	$1,068	$1,191	$1,116
Select Accounts	729	719	734	709
National Accounts	577	238	573	241
Total Commercial Core	2,440	2,025	2,498	2,066
Commercial Other	41	22	301	168
Total Commercial	$2,481	$2,047	$2,799	$2,234

	Six Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial Accounts	$2,363	$2,195	$2,123	$1,964
Select Accounts	1,435	1,403	1,279	1,240
National Accounts	1,316	579	1,018	481
Total Commercial Core	5,114	4,177	4,420	3,685
Commercial Other	118	62	592	314
Total Commercial	$5,232	$4,239	$5,012	$3,999

Gross and net written premiums in the second quarter of 2005 declined 11% and 8%, respectively, compared with the same period of 2004, with the decline concentrated in the runoff operations comprising Commercial Other.  In the core Commercial Accounts market, business retention levels remained strong and new business levels in the second quarter grew over the same period of 2004.  Renewal price changes in Commercial Accounts were slightly negative in the second quarter of 2005, reflecting increasing competition in the marketplace.  In the Select Accounts market, business retention levels in the second quarter of 2005 remained very strong and grew markedly over the same period of 2004.  Renewal price changes in Select Accounts were in the low single digit range in the second quarter of 2005, while new business levels were down slightly from the second quarter of 2004.  The decline in second quarter 2005 gross and net written premium volume in the National Accounts market compared with the same period of 2004 was primarily due to a decline in renewal price changes and new business volume.  Through the first six months of 2005, the increase in gross and net written premium volume in the entire Commercial segment over the same period of 2004 primarily reflected the impact of the merger.

The significant decline in Commercial Other premium volume in the second quarter and first six months of 2005 compared with the same periods of 2004 was primarily due to intentional non-renewals in the runoff operations comprising this category.

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

•                  Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs.  These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities, Umbrella/Excess & Surplus Group and Personal Catastrophe Risk.  As discussed in more detail above, the Company’s Discover Re operation was reclassified to the Commercial segment effective in the second quarter of 2005.  In August 2005, the Company announced that it had reached a definitive agreement to sell its Personal Catastrophe Risk operation.

•                  International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyd’s.

Results of the Company’s Specialty segment are summarized in the following table.  Prior period amounts and year-to-date 2005 amounts have been restated to reflect the reclassification of Discover Re from the Specialty segment to the Commercial segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues:
Earned premiums	$1,449	$1,375	$2,905	$1,686
Net investment income	173	129	343	180
Fee income	9	7	17	11
Other revenues	8	3	20	5
Total revenues	$1,639	$1,514	$3,285	$1,882

Total claims and expenses	$1,329	$2,738	$2,738	$3,156

Operating income (loss)	$221	$(790)	$394	$(818)

Loss and loss adjustment expense ratio	59.9%	162.8%	62.1%	150.8%
Underwriting expense ratio	31.0	35.5	31.5	35.5
GAAP combined ratio	90.9%	198.3%	93.6%	186.3%

Operating income of $221 million in the second quarter of 2005 was $1.01 billion higher than operating results in the second quarter of 2004, which included significant charges that are discussed in more detail in the following narrative.  Through the first six months of 2005, operating income was $1.21 billion higher than in the same period of 2004.  Second quarter and six months operating income in 2005 was driven by profitable results from nearly all of the underwriting groups comprising this segment.

Earned premium growth of $74 million in the second quarter of 2005 over the same 2004 period primarily reflected a decline in ceded earned premiums in the Bond operation, which in the second quarter of 2004 included $75 million of ceded earned premiums related to reinstatement premiums.  Earned premiums in the second quarter of 2005 also reflected increasing business volume in Domestic Specialty operations, partially offset by a decline in International Specialty earned premium volume, primarily at Lloyd’s due to the sale of certain business written through Lloyd’s.  Domestic earned premiums totaled $1.15 billion in the second quarter of 2005, compared with $1.07 billion in the same period of 2004.  International earned premiums for the same periods were $296 million and $307 million, respectively.  For the six months ended June 30, 2005, earned premium growth of $1.22 billion over the same period of 2004 primarily reflected the impact of the merger.

Second quarter 2005 net investment income of $173 million grew $44 million over the same period of 2004, driven by the increase in invested assets over the last twelve months resulting from strong operational cash flows.  For the first six months of 2005, the $163 million increase in net investment income over the same period of 2004 reflected these factors, as well as the impact of the merger.

Claims and expenses in the second quarter of 2005 and first six months of 2005 included $16 million and $69 million, respectively, of net unfavorable prior year reserve development.  As previously announced, in the second quarter of 2005, the Company reached a settlement with a co-surety whereby the co-surety made a payment to the Company and was released from further financial obligations to the Company in connection with a specific construction exposure.  The settlement payment, coupled with the previously established co-surety reserves, approximated the current estimate of the co-surety’s share of the bonded losses related to this exposure.  In the second quarter and first six months of 2004, claims and expenses included $1.28 billion and $1.43 billion, respectively, of unfavorable prior year reserve development, including provisions to increase the estimate of the acquired net construction reserves by $500 million and the acquired net surety reserves in the Company’s Bond operation by $300 million, and a $252 million loss provision related to the financial condition of a construction contractor.  The following discussion provides more information regarding the net unfavorable prior year loss development related to these items in the second quarter of 2004, as well as other net reserving actions.

Construction Reserves

Beginning on April 1, 2004, upon the completion of the merger of TPC and SPC, personnel from the predecessor companies were able to share detailed policyholder information, claim files and actuarial data related to the acquired construction reserves. This enabled an analysis to be performed in the second quarter of 2004 of the acquired construction reserves using TPC’s long-established practices that include evaluating exposures by type of claim (e.g., construction defect, construction wrap up, other), by type of coverage, (e.g., guaranteed cost, loss responsive, other) and by detailed line of business (general liability, commercial auto, etc.), among others. For general liability exposures, which include construction defect and construction wrap-up, interpretation of underlying trends (both present and future) and the related reserve estimation process is highly judgmental due to the low frequency/high severity and complex nature of these exposures. In particular, for construction defect, there is a high degree of uncertainty relating to whether coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically. As a result, material variations can and do occur among actuarial reserve estimates for these types of exposures. In a merger, these differences are likely to be even more pronounced. Prior to a merger, each legacy company consistently applies its assumptions, judgments and actuarial methods to estimate reserves. Differences between these assumptions, judgments and actuarial methods need to be understood and reconciled, and a uniform approach needs to be adopted for the merged entity. In this situation, material adjustments can and do occur for reserves related to exposures having a high degree of uncertainty.

Analysis of the acquired construction reserves was completed near the end of the second quarter of 2004. Based upon the results of this analysis, the Company increased its estimate of the acquired net construction reserves by $500 million, including $400 million for construction defect and $100 million for construction wrap-up claims, and recognized this change in estimate as an income statement charge in the second quarter of 2004. There was no reinsurance associated with this charge.

Surety Reserves

Beginning on April 1, 2004, upon completion of the merger of TPC and SPC, personnel from the predecessor companies were able to share the detailed SPC policyholder information, including underwriting, claim and actuarial files, related to surety reserves. Access to this detailed information enabled the Company to perform a claim-by-claim review of reserves and claims handling strategies during the second quarter of 2004 using the combined expertise of claims adjusters from the legacy companies. This type of review involves considerable judgment, especially with respect to the economic outlook within which claims will be settled, estimates for dates of loss occurrence and evaluations of IBNR exposures for each insured. For example, as a result of the detailed information obtained concerning contractors with reported claims, the Company considered whether or not losses were incurred but not yet reported on one or more additional projects for each contractor examined.

Also on April 1, 2004, the Company could begin to use this detailed information to compare SPC’s assumptions, judgments and actuarial methods that were underlying the acquired reserves with the Company’s assumptions, judgments and actuarial methods. Similarities and differences were found to exist. Similarities included, but were not limited to, recognizing claim reserves when it was determined that contractors and commercial surety insureds were in default and thereby unable to meet their obligations, estimating initial IBNR provisions, and periodically re-evaluating, at least quarterly, the adequacy of the reserves established based on actual claims recorded and revised estimates of IBNR. Differences included judgments and methods related to determining IBNR development factors and expected salvage, among others.

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

The claim reviews and actuarial analyses were both completed near the end of the second quarter of 2004. Based upon the results of these reviews and analyses, the Company increased its estimate of the acquired net surety reserves by $300 million, net of $170 million of reinsurance, and recognized this change in estimate as an income statement charge in the second quarter of 2004.

Prior to the merger and beginning in the third quarter of 2003, SPC disclosed that a large construction contractor for which it had written several surety bonds was experiencing financial difficulty. Based upon an analysis of the financial condition of the construction contractor that was performed in the third quarter of 2003, a restructuring plan was adopted by the construction contractor, its banks and SPC, among others, as a means to minimize estimated ultimate losses.  SPC monitored the progress of the construction contractor toward meeting the requirements of the restructuring plan throughout subsequent quarters. SPC also estimated and disclosed its estimated ultimate net losses related to this exposure, beginning in the third quarter of 2003 and updated each quarter thereafter, including the effects of advances made or expected to be made to the construction contractor, applicable collateral, co-surety participations and reinsurance. The size and complexity of these particular construction contracts, coupled with the deteriorating credit quality of the construction contractor and the inherent uncertainty as to whether it would meet the obligations of the restructuring plan, resulted in a high degree of judgment in estimating potential losses.

A comprehensive analysis that began in the first quarter of 2004 was completed during the last half of the second quarter of 2004.
Based upon this analysis, the Company concluded that the contractor would not be able to meet the targets set forth in its business and restructuring plans.  Therefore, the Company moved from supporting the contractor’s restructuring plan to adopting a workout plan as a means to minimize estimated ultimate losses.  Under the workout plan, the Company would no longer provide additional surety bonds for new projects of the construction contractor.  Also as part of the workout plan, the Company was able to implement additional accounting and engineering procedures for each open project, which included using specialists to implement additional forecasting, cash management, and reporting procedures, on both a project-by-project and consolidated level.  Based upon this second quarter 2004 change to a workout plan and the detailed financial analysis that was able to be performed, the Company increased its estimate of the ultimate net loss by $252 million, including $9 million of reinsurance.  This estimate took into consideration paid amounts, net receivables, liquidated damages, overhead costs, additional completion costs, including costs associated with replacing the contractor, receivable discounts, current and future claims from owners and subcontractors against the contractor, and the value of collateral, among others.

Also during the last half of the second quarter of 2004, a participating co-surety on this exposure announced that insurance regulators had approved its submitted run-off plan.  Based upon industry’s knowledge of the co-surety’s run-off plan and the Company’s analysis of its financial condition, the Company concluded that it was unlikely to collect the full amount projected to be owed by the co-surety and established an appropriate level of reserves.  As discussed in more detail above, the Company reached a settlement with this co-surety in the second quarter of 2005.

The second quarter 2004 results also included a $109 million charge related to the commutation of agreements with a major reinsurer; a $217 million charge to increase the allowances for estimated amounts due from reinsurance recoverables, policyholder receivables, and a co-surety on the specific construction contractor claim discussed above, and other net charges totaling $55 million.

The loss and loss adjustment expense ratio for the second quarter of 2005 included a 1.1 point impact from unfavorable prior year reserve development, whereas the comparable 2004 ratio included a 93.4 point impact from the significant unfavorable prior year reserve development described above.  Excluding that development in both periods, the adjusted second quarter 2005 loss ratio of 58.8 was 10.6 points improved over the adjusted 2004 second quarter loss ratio of 69.4, driven by lower current accident year losses, particularly in the Bond operation.  Through the first six months of 2005 and 2004, the loss and loss adjustment expense ratios adjusted on a similar basis were 59.7 and 65.7, respectively.  The 4.5 point and 4.0 point improvements in the underwriting expense ratio for the second quarter and first six months of 2005, respectively, over the same 2004 periods reflected the impact of expense management initiatives.  In addition, the respective 2004 underwriting expense ratios were negatively impacted by the reinstatement premiums discussed above, as well as a provision to increase the allowance for estimated amounts due from policyholder receivables and merger-related restructuring costs.

Specialty’s gross and net written premiums by market were as follows:

	Three Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Construction	$256	$261	$276	$274
Bond	401	368	399	303
Financial and Professional Services	234	232	191	184
Other	512	388	456	342
Total Domestic Specialty	1,403	1,249	1,322	1,103
International Specialty	355	296	421	360
Total Specialty	$1,758	$1,545	$1,743	$1,463

	Six Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Construction	$521	$511	$410	$400
Bond	772	531	648	445
Financial and Professional Services	434	352	191	184
Other	993	745	456	342
Total Domestic Specialty	2,720	2,139	1,705	1,371
International Specialty	729	560	436	361
Total Specialty	$3,449	$2,699	$2,141	$1,732

Gross and net written premiums in the second quarter of 2005 increased 1% and 6%, respectively, over comparable written premium volume in the same 2004 period.  As discussed previously, in the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased in the Specialty segment.  Those changes resulted in an increase in ceded premiums in the first quarter of 2005 and a reduction in ceded premiums in the second quarter of 2005, when compared with the same periods of 2004.  The modest increase in gross written premiums in the second quarter of 2005 was primarily driven by growth in the Financial & Professional Services, Technology, Ocean Marine and Oil & Gas operations, which was partially offset by the impact of the now-completed process of aligning the Construction underwriting profile of the two predecessor companies, the sale of certain personal lines classes written through Lloyd’s and the timing of certain policy renewals at Lloyd’s.  In Domestic Specialty operations, and International Specialty operations excluding Lloyds, business retention levels remained strong.  New business levels in Domestic Specialty also continued to improve.  In the second quarter of 2005, approximately $50 million of gross written premiums previously written in the Company’s Gulf operation in the Commercial segment were renewed in the Specialty segment.  Through the first six months of 2005, gross and net premiums grew 61% and 56%, respectively, over the same 2004 period, primarily reflecting the impact of the merger.

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

Results of the Company’s Personal segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues:
Earned premiums	$1,496	$1,368	$2,955	$2,665
Net investment income	116	93	225	238
Other revenues	23	21	47	44
Total revenues	$1,635	$1,482	$3,227	$2,947

Total claims and expenses	$1,244	$1,193	$2,416	$2,307

Operating income	$266	$197	$551	$434

Loss and loss adjustment expense ratio	55.4%	60.9%	53.9%	60.5%
Underwriting expense ratio	26.2	24.7	26.3	24.5
GAAP combined ratio	81.6%	85.6%	80.2%	85.0%

Operating income of $266 million for the second quarter of 2005 was $69 million, or 35%, higher than operating income in the same 2004 period.  Through the first half of 2005, operating income of $551 million was $117 million, or 27%, higher than in the first half of 2004.  The improvement in 2005 was driven by a continued decline in claim frequency across both lines of business, strong net investment income and strong earned premium growth reflecting both unit growth and rate increases.

Earned premiums in the second quarter and first six months of 2005 increased 9% and 11%, respectively, over the same periods of 2004, primarily due to continued strong business retention levels, strong new business volumes in the second half of 2004 and renewal price increases over the last twelve months.

Net investment income in the second quarter of 2005 increased $23 million, or 25%, over the same 2004 period, primarily due to the increase in invested assets resulting from strong operational cash flows since the merger, and strong returns from partnership investments in the second quarter of 2005.  Through the first six months of 2005, net investment income of $225 million declined $13 million compared with the same period of 2004.  Net investment income in the prior year six-month period included $42 million of income resulting from the initial public trading of one investment.

Claims and expenses in the second quarter and first six months of 2005 reflected net favorable prior year reserve development of $81 million and $195 million, respectively.  Net favorable prior year reserve development in the same periods of 2004 was $100 million and $201 million, respectively.  The favorable prior year development in 2005 was primarily driven by further declines in the frequency of non-catastrophe losses.  The 2005 results also reflected the recognition of lower current accident year frequency of non-catastrophe claims in the Homeowners and Other line of business and an improvement in frequency trends in the Automobile line of business.  Catastrophe losses in the second quarter of 2005, primarily resulting from wind and hail storms, totaled $11 million, compared with $24 million of catastrophe losses in the same 2004 period.  For the first six months of 2005, catastrophe losses totaled $23 million compared with losses of $44 million in the first half of 2004.  Claims and expenses in 2005 also reflected increased agent profit sharing expenses and continued investments in process re-engineering efforts targeted to improve loss severity, as well as in personnel, technology and infrastructure designed to sustain and accelerate profitable growth.

The loss and loss adjustment expense ratio for the second quarter and first six months of 2005 improved 5.5 points and 6.6 points, respectively, over the same periods of 2004, primarily due to the recognition of lower frequency in both the Automobile and Homeowners and Other lines of business, consistent with experience in recent quarters.  The impact from net favorable prior year reserve development in the second quarter of 2005 was 5.4 points, compared with 7.3 points in the same 2004 period.  Through the first six months of 2005 and 2004, the net favorable impact of prior year reserve development was 6.6 points and 7.5 points, respectively.

The 1.5 point and 1.8 point increases in the underwriting expense ratio for the second quarter and first six months of 2005 compared with the respective periods of 2004 reflected an increase in commission expenses as well as an increase in other insurance expenses.  The increase in commissions reflected a changing product mix and higher agent profit sharing expenses driven by continued profitable results.  The increase in other insurance expenses reflected the impact of continued process re-engineering investments and investments in personnel, technology and infrastructure to support business growth and product development.

Personal’s gross and net written premiums by product line were as follows:

	Three Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Automobile	$888	$878	$900	$893
Homeowners and Other	782	746	700	666
Total Personal	$1,670	$1,624	$1,600	$1,559

	Six Months Ended June 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Automobile	$1,758	$1,732	$1,754	$1,740
Homeowners and Other	1,390	1,326	1,245	1,185
Total Personal	$3,148	$3,058	$2,999	$2,925

Gross and net written premiums in the second quarter of 2005 increased 4% over the same period of 2004.  For the first six months of 2005, gross and net written premiums increased 5% over the first half of 2004.  The increases were primarily due to growth in the Homeowners and Other product line, driven by rate increases and unit growth.  In the Automobile line, efforts to diversify geographically resulted in positive premium growth outside of the Northeastern United States, but did not offset business reductions in the increasingly competitive environment in the Northeast.  Retention rates, however, remained very strong and consistent with prior year levels.

The Personal segment had approximately 6.4 million and 6.0 million policies in force at June 30, 2005 and 2004, respectively.  In the Automobile line of business, policies in force at June 30, 2005 increased 2% over the same date in 2004.  Policies in force in the Homeowners and Other line of business at June 30, 2005 grew by 8% over the same date in 2004.  Effective in the first quarter of 2005, homeowners and other policies in force include certain endorsements that had previously not been counted as separate policies.  Prior year periods were restated to conform to the current year presentation.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Revenues	$(13)	$3	$(8)	$3
Net after-tax expense	$(51)	$(60)	$(98)	$(85)

The decrease in net after-tax expense for Interest Expense and Other for the second quarter of 2005 compared with the same period of 2004 was primarily due to a reduction in non-interest related expenses.  The second quarter 2004 total included net after-tax non-recurring charges of $9 million related to the merger.  The increase in net after-tax expense for the first six months of 2005 compared with the same 2004 period was primarily due to $23 million of incremental interest expense on debt assumed in the merger, partially offset by the absence of the non-recurring merger-related charges in 2005.  Negative revenues in the second quarter and first six months of 2005 were driven by the amortization of the discount on forward contracts related to the partial divestiture of the Company’s equity interest in Nuveen Investments, which was classified as an investment expense and reduced net investment income allocated to Interest Expense and Other.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  As a result, the Company continues to experience a significant number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket.  This trend, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company.  In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. (Also see “Part II - Other Information - Legal Proceedings”).  These trends are expected to continue through 2005.  As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries.  The Company anticipates the filing of other direct actions against insurers, including the Company, in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.  The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.  Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court.  If the rulings of the bankruptcy court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending claims against it of this nature. (Also, see “Part II - Other Information, Item 1 - Legal Proceedings.”)

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

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Net asbestos losses and expenses paid in the first six months of 2005 were $191 million, compared with $250 million in the same period of 2004.  Approximately 38% in the first six months of 2005 and 53% in the first six months of 2004 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements that would limit the Company’s liability.  At June 30, 2005, net asbestos reserves totaled $3.74 billion, compared with $3.05 billion at June 30, 2004.  The increase in reserves was driven by a provision to strengthen reserves in the fourth quarter of 2004.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2005	2004

Beginning reserves:
Direct	$4,775	$3,782
Ceded	(843)	(805)
Net	3,932	2,977
Reserves acquired:
Direct	—	502
Ceded	—	(191)
Net	—	311
Incurred losses and loss expenses:
Direct	—	7
Ceded	—	(2)
Net	—	5
Accretion of discount:
Direct	1	10
Ceded	—	—
Net	1	10
Losses paid:
Direct	249	249
Ceded	(58)	1
Net	191	250
Ending reserves:
Direct	4,527	4,052
Ceded	(785)	(999)
Net	$3,742	$3,053

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

In its review of environmental reserves, the Company considers: the exposure presented by each policyholder and the anticipated cost of resolution, if any; the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up action for both on- and off-site waste disposal activities; the potential for adverse development and additional new claims beyond previous expectations; and the potential higher costs for new settlements.  Based on these trends, developments and management judgment, in the second quarter of 2004, the Company recorded a pretax charge of $204 million, net of reinsurance, to increase environmental reserves due to revised estimates of costs related to settlement initiatives.

At June 30, 2005, approximately 64%, or approximately $301 million, of the net environmental reserve was carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company had not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims.  The balance, approximately 36%, or approximately $167 million, of the net environmental reserve consisted of case reserves.  The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims.

Gross paid losses in the first six months of 2005 were $178 million, compared with $80 million for the same period in 2004.  This increase was due to the inclusion of the SPC business for the entire period in 2005 and a significant settlement with one policyholder.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addresses the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.  The first two of three payments were made during the first six months of 2005, while the final payment will be paid in 2006.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30 in millions)	2005	2004

Beginning reserves:
Direct	$725	$331
Ceded	(84)	(41)
Net	641	290
Reserves acquired:
Direct	—	271
Ceded	—	(58)
Net	—	213
Incurred losses and loss expenses:
Direct	—	242
Ceded	—	(38)
Net	—	204
Losses paid:
Direct	178	80
Ceded	(5)	(29)
Net	173	51
Ending reserves:
Direct	547	764
Ceded	(79)	(108)
Net	$468	$656

See “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2005 were appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, these reserves are subject to revision as new information becomes available and as claims develop.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the existence and/or amount of available coverage for asbestos and/or environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.  In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated.  This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.  As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments.  Also see “Part II - Other Information, Item 1 - Legal Proceedings.”

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

Net cash flows provided by operating activities from continuing operations totaled $1.73 billion and $2.21 billion in the first six months of 2005 and 2004, respectively.  The decrease in 2005 reflected the inclusion in 2004 of $867 million in cash proceeds received pursuant to the commutation of specific reinsurance agreements described previously.  Excluding the impact of the commutation, moderating rates in many of the Company’s insurance operations, improved underwriting profitability and consistently strong investment receipts contributed to the increase in operational cash flows in the first six months of 2005 over the same 2004 period.

Net cash flows used in investing activities from continuing operations totaled $2.38 billion in the first six months of 2005, compared with $1.78 billion in the same 2004 period.  Funds in both years were invested predominantly in fixed maturity securities.

The Company’s cash flows in the second quarter of 2005 included $1.87 billion of pretax proceeds (after underwriting fees and transaction costs) from the divestiture of a significant portion of its equity interest in Nuveen Investments.  In July 2005, the Company received an additional $402 million of proceeds upon Nuveen Investments’ repurchase of 12.1 million of its common stock pursuant to an existing agreement, and in August 2005, the Company received an additional $132 million of proceeds from the sale of its remaining equity interest in Nuveen Investments.  A significant portion of the proceeds is expected to be contributed to the capital of the Company’s insurance subsidiaries, with the remainder available for general corporate purposes.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The average duration of fixed maturities and short-term securities was 3.9 years as of June 30, 2005, compared with 4.1 years at December 31, 2004.

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

At June 30, 2005, total cash, short-term invested assets and other readily marketable securities aggregating $2.03 billion were held at the holding company level.  These assets were primarily funded by dividends received from the Company’s operating subsidiaries and proceeds from the partial divestiture of Nuveen Investments.  These assets, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company.  These liquidity requirements include primarily shareholder dividends and debt service.  The Company intends to contribute $1.225 billion to its insurance operating companies during the third quarter of 2005.

Net cash flows used in financing activities from continuing operations totaled $741 million in the first six months of 2005, compared with $598 million in the same 2004 period.  Dividends paid to shareholders totaled $307 million and $344 million in the first six months of 2005 and 2004, respectively.  During the second quarter of 2005, the Company funded the maturity of its $238 million 7.875% senior notes, its $79 million 7.125% senior notes, and $64 million of its medium-term notes bearing interest rates ranging from 6.60% to 7.01%.  In addition, commercial paper borrowings declined by $101 million from year-end 2004.  On August 3, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share, which is payable September 30, 2005 to shareholders of record on September 9, 2005.

In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $442 million.  Each equity unit initially consisted of a forward purchase contract for the Company’s common stock (maturing in August 2005) and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units are at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  The forward contract requires the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares to be purchased will be determined based on a formula that considers the average closing price of the Company’s common stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering.  Had the settlement date been June 30, 2005, the Company would have issued approximately 15 million common shares based on the average closing price of the Company’s common stock immediately prior to that date.  Holders of the equity units had the opportunity to participate in a required remarketing of the senior note component.  The initial remarketing date was May 11, 2005.  On that date, the notes were successfully remarketed, and the interest rate on the notes was reset to 5.01%, from 5.25%, effective May 16, 2005.  The remarketed notes mature on August 16, 2007.

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities.  A maximum of $2.61 billion will be available in 2005 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $757 million of dividends from its insurance subsidiaries during the first six months of 2005.

The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement.  In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions.  The new agreement replaced and consolidated the Company’s three prior bank credit agreements that had collectively provided the Company access to $1.0 billion of bank credit lines.  Pursuant to covenants in the new agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control.  At June 30, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.  Pursuant to the terms of the revolving credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions.  There was no amount outstanding under the credit agreement as of June 30, 2005.

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods.  If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger.  In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding.  That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired.  That amortization, which totaled $34 million in the first six months of 2005, reduced reported interest expense.

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

On April 18, 2005, A.M. Best affirmed the financial strength rating of “A+” of Travelers Property Casualty Pool and the debt ratings of “a-” on senior debt, “bbb+” on subordinated debt, “bbb” on trust preferred securities, “bbb” on preferred stock and “AMB-1” on commercial paper of The St. Paul Travelers Companies, Inc. and subsidiaries.  A.M. Best also removed these ratings from under review and assigned a stable outlook.  The ratings had been placed under review pending the close of a potential divesture of the Company’s investment in Nuveen Investments.

On July 13, 2005, A.M. Best assigned a financial strength rating (FSR) of “A+” and an issuer credit rating (ICR) of “aa-” to the members of the newly formed St. Paul Travelers Reinsurance Pool.  This ratings action followed the Company’s announcement that it had combined the St. Paul and Travelers pools, forming a new pool effective July 1, 2005, retroactive to January 1, 2005 and merged Gulf Insurance Company, the lead company of the former Gulf Insurance Group, with and into Travelers Indemnity Company, the lead company of the new pool, effective July 1, 2005.  The 28 participants in the new pool, 17 reinsured affiliates and Travelers Casualty and Surety of America constitute the 46 members of A.M. Best’s new rating unit, St. Paul Travelers Insurance Companies.  As a result of the new pooling arrangement, A.M. Best upgraded the FSRs to “A+” from “A” and the ICRs to “aa-” from “a” of the 18 members of the former St. Paul Companies; affirmed the FSRs of “A+” and ICRs of “aa-” of the 24 members of the former Travelers Property Casualty Pool; and upgraded the FSRs to “A+” from “A-” and ICRs to “aa-” from “a-” of three members of the former Gulf Insurance Group.  In addition, A.M. Best affirmed the debt ratings of “a-” on senior debt, “bbb+” on subordinated debt, “bbb” on trust preferred securities, “bbb” on preferred stock and AMB-1 on commercial paper of the Company and its subsidiaries.  The outlook for all ratings remains stable.

On July 14, 2005, Moody’s upgraded the insurance financial strength ratings of the legacy St. Paul, United States Fidelity and Guaranty (USF&G) and Gulf Insurance Group to “Aa3” following the recent completion of the pooling of the St. Paul and USF&G companies with the legacy Travelers Property Casualty Pool (whose pooled companies were already rated “Aa3” for insurance financial strength) and the merger of the Gulf Insurance Company with and into Travelers Indemnity Company.  Moody’s also affirmed the long-term and short-term ratings of The St. Paul Travelers Companies, Inc. (senior unsecured debt at “A3,” commercial paper at Prime-2) and those of its downstream debt-issuing subsidiaries.  The ratings outlook remains negative.

The following table summarizes the current claims-paying (or financial strength) ratings of the St. Paul Travelers Reinsurance Pool, Travelers C&S of America, Gulf Insurance Group, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A. and St. Paul Guarantee Insurance Company by A.M. Best, Moody’s, S&P and Fitch as of August 4, 2005.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
St. Paul Travelers Reinsurance Pool (a)	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	AA-(4th of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	AA-(4th of 24)
Gulf Insurance Group (b)	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	—
Northland Pool (c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A (3rd of 16)	—	—	AA-(4th of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA-(4th of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	AA-(4th of 24)
Travelers Europe	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	—
Discover Reinsurance Company	A- (4th of 16)	—	—	—
Afianzadora Insurgentes, S.A.	A- (4th of 16)	—	—	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—

(a)                      The newly formed St. Paul Travelers Reinsurance Pool consists of:  The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, CT, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance Company, Athena Assurance Company, St. Paul Protective Insurance Company, St. Paul Medical Liability Insurance Company, Discover Property and Casualty Insurance Company, Discover Specialty Insurance Company, and United States Fidelity and Guaranty Company.

(b)                  The Gulf Insurance Group consists of the three subsidiaries of the former Gulf Insurance Company: Gulf Underwriters Insurance Company, Select Insurance Company and Atlantic Insurance Company.  The Travelers Indemnity Company reinsures 100% of the business of these subsidiaries.

(c)                   The Northland Pool consists of: Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company and American Equity Specialty Insurance Company.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables.  These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others.  The impact of many of these items on ultimate costs for loss and loss adjustment expenses is difficult to estimate.  Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).  Informed judgment is applied throughout the process.  The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled.  The Company rigorously attempts to consider all significant facts and circumstances known at the time loss reserves are established.  Due to the inherent uncertainty underlying loss reserve estimates including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date.  Therefore, actual paid losses in the future may yield a materially different amount than currently reserved, favorable or unfavorable.

Because establishment of loss reserves is an inherently uncertain process involving estimates, currently established reserves may change.  The Company reflects adjustments to reserves in the results of operations in the period the estimates are changed.

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation, which aggregated $4.21 billion at June 30, 2005.  While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition.  See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

The Company acquired SPC’s runoff health care reserves in the merger, which are included in the General Liability product line in the table below.  SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed.  SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed track three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim.  These three indicators are related such that if one deteriorates, improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The Company’s current view is that it has recorded a reasonable reserve for its medical malpractice exposures as of June 30, 2005.

Claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2005			December 31, 2004
(in millions)	Case	IBNR	Total	Case	IBNR	Total

General liability	$8,604	$11,494	$20,098	$8,445	$12,232	$20,677
Property	1,171	1,004	2,175	1,534	1,359	2,893
Commercial multi-peril	1,916	2,429	4,345	1,979	2,216	4,195
Commercial automobile	2,724	2,069	4,793	2,817	1,966	4,783
Workers’ compensation	8,453	6,639	15,092	8,313	6,658	14,971
Fidelity and surety	1,371	652	2,023	1,216	845	2,061
Personal automobile	1,453	1,195	2,648	1,484	1,219	2,703
Homeowners and personal – other	427	471	898	470	523	993
International and other	2,951	3,006	5,957	2,934	2,774	5,708
Property-casualty	29,070	28,959	58,029	29,192	29,792	58,984
Accident and health	75	10	85	76	10	86
Claims and claim adjustment expense reserves	$29,145	$28,969	$58,114	$29,268	$29,802	$59,070

The $956 million decline in claims and claim adjustment expense reserves since December 31, 2004 reflected the impact of claim and claim expense payments from runoff operations, declines in reserves due to loss payouts for the third quarter 2004 hurricanes and the September 11, 2001 terrorist attack, and favorable loss experience.

Asbestos and environmental reserves are included in the General Liability, Commercial multi-peril, and International and other lines in the summary table.  See “Asbestos Claims and Litigation,” Environmental Claims and Litigation,” and Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” sections in this report for a discussion of asbestos and environmental reserves.

General Discussion

Claims and claim adjustment expense reserves (loss reserves) represent management’s estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported.  The process for estimating these liabilities begins with the collection and analysis of claim data.  Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (“components”) and evaluated by actuaries in their analyses of ultimate claim liabilities by product line.  Such data is occasionally supplemented with external data as available and when appropriate.  The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

	As of
(in millions)	June 30, 2005	December 31, 2004
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$12,941	$13,367
Allowance for uncollectible reinsurance	(754)	(751)
Net reinsurance recoverables	12,187	12,616
Mandatory pools and associations	2,250	2,497
Structured settlements	3,956	3,941
Total reinsurance recoverables	$18,393	$19,054

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

Impairment charges included in net pretax realized investment gains and losses were as follows:

	2005
(in millions)	1st Quarter	2nd Quarter

Fixed maturities	$3	$2
Equity securities	—	—
Venture capital	6	40
Real estate and other	—	—
Total	$9	$42

	2004
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fixed maturities	$6	$8	$9	$2
Equity securities	3	—	2	—
Venture capital	—	14	12	14
Real estate and other	2	1	5	2
Total	$11	$23	$28	$18

For the three months and six months ended June 30, 2005, the Company recognized other-than-temporary impairments of $2 million and $5 million, respectively, in the fixed income portfolio related to various issuers with credit risk associated with the issuer’s deteriorated financial position.

For the three months June 30, 2005, the Company realized impairments of $40 million in its venture capital portfolio on seven holdings, one of which had also been impaired in the first quarter.  The year-to-date impairment loss total of $46 million included losses related to those seven holdings, plus one additional holding.  One of the holdings was partially impaired due to new financings at less than favorable rates.  Two of the holdings are public securities whose cost basis are not anticipated to be recovered over the expected holding period.  One of the holdings was impaired due to the liquidation of the entity, and the remaining holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product).  The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

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

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at June 30, 2005:

(in millions)	Carrying Value

Investment partnerships, including hedge funds	$1,691
Fixed income securities	384
Equity investments	193
Real estate partnerships and joint ventures	133
Venture capital	409
Total	$2,810

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2005, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total

Fixed maturities	$—	$—	$—	$—	$—
Equity securities	—	—	—	—	—
Venture capital	9	6	—	11	26
Total	$9	$6	$—	$11	$26

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions.  Further, unrealized investment losses as of June 30, 2005 represented less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At June 30, 2005, non-investment grade securities comprised 3% of the Company’s fixed income investment portfolio.  Included in those categories at June 30, 2005 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $648 million and a fair value of $632 million, resulting in a net pretax unrealized loss of $16 million.  These securities in an unrealized loss position represented less than 2% of the total amortized cost and less than 2% of the fair value of the fixed income portfolio at June 30, 2005, and accounted for 9% of the total pretax unrealized loss in the fixed maturity portfolio.

Following are the pretax realized losses on investments sold during the three months ended June 30, 2005:

(in millions)	Loss	Fair Value

Fixed maturities	$68	$992
Equity securities	1	10
Other	1	97
Total	$70	$1,099

Following are the pretax realized losses on investments sold during the six months ended June 30, 2005:

(in millions)	Loss	Fair Value

Fixed maturities	$96	$1,777
Equity securities	8	151
Other	17	201
Total	$121	$2,129

Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions.  The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

OTHER MATTERS

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax).  The Company recorded these adjustments as charges in its income statement in the second quarter of 2004.  Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing.  Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger.  After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004 and June 30, 2005, in each case by the approximate after-tax amount of the charge.  The effect on tangible shareholders’ equity at December 31, 2004 and June 30, 2005 would not be material.  Additionally, if such adjustments were made, there would be changes to the amounts recorded for the affected items in purchase accounting and, accordingly, the Company’s balance sheet as of April 1, 2004 would reflect those changes.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 2 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

OUTLOOK

There are currently state and federal proposals to reform the existing system for handling asbestos claims and related litigation.  One prominent proposal is the creation of a federal asbestos claims trust to compensate asbestos claimants.  The trust would primarily be funded by former manufacturers, distributors and sellers of asbestos products and insurers.  At this time it is not possible to predict the likelihood or timing of enactment of such proposals.  The effect on the Company, if these proposals are enacted, will depend upon various factors including, among others, the size of the compensation fund, the portion allocated to insurers and the formula for allocating contributions among insurers.  While impossible to predict, if these legislative reform proposals are enacted, the amount of the Company’s eventual contribution allocation thereunder could vary significantly from its current asbestos reserves.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest.  In order for a loss to be covered under the Program (subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act.  The Terrorism Act generally requires that all commercial property casualty insurers licensed in the United States participate in the Program.  The Program terminates on December 31, 2005.  Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 90% of subject losses, after an insurer deductible, subject to an annual cap.  In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year.  The deductible under the Program is 15% for 2005.  The Program also contains an annual cap that limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap.  The Company’s estimated deductible under this federal program is $2.51 billion for 2005.  The Company had no terrorism-related losses in 2004 or 2003.  If the Program is not renewed for periods after January 1, 2006, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies, including policies written in 2005 for which the period of coverage extends into 2006.  Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial condition and/or liquidity in future periods, particularly if the Terrorism Act is not extended.  Regardless of whether the Terrorism Act is extended, the Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

FORWARD-LOOKING STATEMENTS

This report may contain, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, the Company may make forward-looking statements about the Company’s results of operations (including, among others, premium volume, income from continuing operations, net and operating income and return on equity), financial condition and liquidity; the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the post-merger integration (including, among others, expense savings); and strategic initiatives (including, among others, the sale of the Company’s interest in Nuveen).  Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: adverse developments involving asbestos claims and related litigation; the impact of aggregate policy coverage limits for asbestos claims; the impact of bankruptcies of various asbestos producers and related businesses; the willingness of parties including the Company to settle asbestos-related litigation; the Company’s ability to fully integrate the former St. Paul and Travelers businesses in the manner or in the timeframe currently anticipated; the Company’s ability to execute announced and future strategic initiatives as planned; insufficiency of, or changes in, loss and loss adjustment expense reserves; the Company’s inability to obtain prices sought due to competition or otherwise; the occurrence of natural catastrophic events with a severity or frequency exceeding the Company’s expectations and man-made catastrophic events, including terrorist acts in general and those involving nuclear, biological, chemical or radiological events in particular; exposure to, and adverse developments involving, environmental claims and related litigation; exposure to, and adverse developments involving construction defect claims; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and building repair costs; the effects of bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to us; adverse developments in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative and other governmental actions, including, but not limited to, federal and state legislation related to asbestos liability reform, terrorism insurance and reinsurance (such as the extension of or replacement for the Terrorism Risk Insurance Act of 2002) and governmental actions regarding the compensation of brokers and agents; the impact of well-publicized governmental investigations of certain industry practices, including with respect to business practices between insurers, including the Company, and brokers and the purchase and sale by insurers, including the Company, of finite, or non-traditional, insurance products; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal policies; and changes to the regulatory capital requirements.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2004.

Item 4.                                                           CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As a result of the merger of SPC and TPC and the consolidation of the Company’s corporate headquarters in St. Paul, Minnesota, the Company made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2004.  The changes involved combining the financial reporting process and the attendant personnel and system changes.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.).  On September 16, 2004, the Court entered an order denying ACandS’ motion to vacate the arbitration award.  On October 6, 2004, ACandS filed a notice of appeal.  Briefing of the appeal is complete.  Oral argument  was presented on July 11, 2005.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D. Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The Court found the dispute was moot as a result of the arbitration panel’s decision.  The Court, therefore, based on the arbitration panel’s decision, dismissed the case. On October 6, 2004, ACandS filed a notice of appeal.  This appeal has been consolidated with the appeal referenced in the paragraph above.  Briefing of the appeal is complete, and oral argument was presented on July 11, 2005.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations remaining under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio state court against TPC and SPC, in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

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

Four appeals were taken from the August 17, 2004 ruling.  These appeals have been consolidated and are currently pending.  The parties have completed briefing all of the issues and await a date for oral argument.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.  It is not possible to predict how appellate courts will rule on the pending appeals.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it.  SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  On May 26, 2005, the Court of Appeals of Ohio, Eighth District, affirmed the earliest of these favorable rulings.  In Texas, only one court, in June of 2005, has denied the insurers’ initial challenges to the pleadings.  That ruling was contrary to the rulings by other courts in similar cases, and SPC intends to continue to defend this case vigorously.

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

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation I and a lead plaintiff and lead counsel have been appointed.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.  On June 24, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint asserts claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended.  It does not specify damages.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  In these two actions, plaintiff shareholders allege violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff has been appointed.  On July 11, 2005, the lead plaintiff filed a consolidated class action complaint. The consolidated action will be coordinated with In re St. Paul Travelers Securities Litigation I for pretrial purposes. In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above, as well as allegations concerning the Company’s alleged mismanagement of and failure to make disclosure relating to the Company’s alleged involvement in the purchase and sale of finite reinsurance.  On June 10, 2005, the Company and the other defendants in Rowe moved to dismiss the complaint.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” lawyer liability insurance and branding requirements for salvage automobiles.  The Company or its affiliates have received subpoenas or written requests for information from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Illinois Department of Financial and Professional Regulation; (xii) State of Iowa Insurance Division; (xiii) State of Maryland Insurance Administration; (xiv) Commonwealth of Massachusetts Office of the Attorney General; (xv) State of Minnesota Department of Commerce; (xvi) State of Minnesota Office of the Attorney General; (xvii) State of New York Office of the Attorney General; (xviii) State of New York Insurance Department; (xix) State of North Carolina Department of Insurance; (xx) State of Ohio Office of the Attorney General; (xxi) State of Ohio Department of Insurance; (xxii) Commonwealth of Pennsylvania Office of the Attorney General; (xxiii) State of Texas Department of Insurance; (xxiv) State of Washington Office of the Insurance Commissioner; (xxv) State of West Virginia Office of Attorney General; (xxvi) the United States Attorney for the Southern District of New York; and (xxvii) the United States Securities and Exchange Commission.

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

To date, the Company has found only a few instances of conduct that were inconsistent with the Company’s employee code of conduct.  The Company has responded, and will continue to respond, appropriately to any such conduct.

The Company’s internal review with respect to finite reinsurance considered finite products the Company both purchased and sold.  The Company has completed its review with respect to the identified finite products purchased and sold, and has concluded that no adjustment to previously issued financial statements is required.

The related industry-wide investigations previously discussed are ongoing, as are the Company’s efforts to cooperate with the authorities, and the various authorities could ask that additional work be performed or reach conclusions different from the Company’s.  Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Six putative class action lawsuits and one individual action have been brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  Plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint.  The remaining federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to, or filed in, the United States District Court for the District of New Jersey and are being coordinated or consolidated as part of In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding. Lead plaintiffs have been appointed. On August 1, 2005, the lead plaintiffs filed an amended consolidated complaint.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints include causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, federal and state common law and the laws of the various states prohibiting antitrust violations and unfair and/or deceptive trade practices.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  The sixth class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005) and the individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were brought in state court  and assert state law claims based on allegations similar to those made in In re Insurance Brokerage Antitrust Litigation.  Certain defendants in Bensley Construction, Inc. have removed the action to the United States District Court for the District of Massachusetts and moved to stay it pending transfer to the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

		(a)	(b)	(c)	(d)
Period Beginning	Period Ending	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1, 2005	April 30, 2005	16,567	$35.39	—	—
May 1, 2005	May 31, 2005	20,602	37.78	—	—
June 1, 2005	June 30, 2005	106,148	41.42	—	—
Total		143,317	$40.20	—	—

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

Item 3.           DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.           OTHER INFORMATION

(a)  On August 4, 2005, the Company entered into an underwriting agreement with United States Fidelity and Guaranty Company, a wholly-owned subsidiary of the Company, Nuveen Investments and Morgan Stanley & Co. Incorporated in connection with the sale by the Company and United States Fidelity and Guaranty Company of 3,471,010 shares of Class A common stock of Nuveen Investments.  The closing of the sale of shares is scheduled to occur on August 10, 2005.  The underwriting agreement is attached hereto as Exhibit 1.1 and is incorporated herein by reference.

(b) None.

Item 6.           EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Paul Travelers Companies, Inc.

Date:	August 8, 2005	By	/s/	Bruce A. Backberg
Bruce A. Backberg
Senior Vice President
(Authorized Signatory)

Date:	August 8, 2005	By	/s/	Douglas K. Russell
Douglas K. Russell
Senior Vice President & Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

1.1†	Underwriting Agreement, dated August 4, 2005, among the Company, Nuveen Investments, Inc., United States Fidelity and Guaranty Company and Morgan Stanley & Co. Incorporated.

3.1

Amended and Restated Articles of Incorporation of the Company, effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, effective as of May 3, 2005, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 5, 2005, and are incorporated herein by reference.

10.1†	Revolving Credit Agreement, dated June 10, 2005, between the Company and a syndicate of financial institutions.

10.2†	The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan.

10.3

Letter Agreement between the Company and William Heyman, dated April 27, 2005, was filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

10.4

Letter Agreement between the Company and William Heyman, dated April 27, 2005, was filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

10.5

Separation Agreement between T. Michael Miller and The Travelers Indemnity Company, dated April 29, 2005, was filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

10.6

Repurchase Agreement, dated March 29, 2005, between the Company and Nuveen Investments, Inc. was filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005 and is incorporated herein by reference.

10.7

Separation Agreement, dated April 1, 2005, between the Company and Nuveen Investments, Inc. was filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2005 and is incorporated herein by reference.

10.8

Forward Sale Agreement, dated April 6, 2005, among the Company, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith, as agent and collateral agent, was filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

10.9

Forward Sale Agreement, dated April 6, 2005, among the Company, Morgan Stanley & Co. International Limited and Morgan Stanley & Co. Incorporated, as agent and collateral agent, was filed as Exhibit 10.3 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

10.10

Indemnity Agreement, dated April 6, 2005, among the Company, Nuveen Investments, Inc., Merrill Lynch & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Merrill Lynch International Limited was filed as Exhibit 10.4 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.11

Indemnity Agreement, dated April 6, 2005, among the Company, Nuveen Investments, Inc., Morgan Stanley, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. International Limited was filed as Exhibit 10.5 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

10.12	Non-Employee Director Annual Equity Grant Notification and Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2005 and is incorporated herein by reference.

12.1†	Statement re computation of ratios.

31.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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