Form 10-Q
period 2005-09-30
ST PAUL TRAVELERS COMPANIES INC
filed 2005-11-03
CIK 86312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒                                No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at November 1, 2005 was 692,449,881.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Premiums	$4,977	$5,269	$15,205	$13,762
Net investment income	812	667	2,352	1,928
Fee income	169	186	505	529
Net realized investment gains (losses)	39	(49)	(16)	(36)
Other revenues	45	56	138	133
Total revenues	6,042	6,129	18,184	16,316

Claims and expenses
Claims and claim adjustment expenses	4,361	4,086	10,685	11,236
Amortization of deferred acquisition costs	830	820	2,423	2,151
General and administrative expenses	789	792	2,391	2,123
Interest expense	70	67	211	166
Total claims and expenses	6,050	5,765	15,710	15,676

Income (loss) from continuing operations before income taxes and minority interest	(8)	364	2,474	640
Income tax expense (benefit)	(83)	48	591	36
Minority interest, net of tax	—	5	—	8
Income from continuing operations	75	311	1,883	596
Discontinued operations:
Operating income (loss), net of taxes	2	29	(663)	56
Gain on disposal, net of taxes	85	—	223	—
Income (loss) from discontinued operations	87	29	(440)	56
Net income	$162	$340	$1,443	$652

Basic earnings per common share
Income from continuing operations	$0.11	$0.46	$2.79	$1.01
Income (loss) from discontinued operations	0.13	0.05	(0.65)	0.09
Net income	$0.24	$0.51	$2.14	$1.10

Diluted earnings per common share
Income from continuing operations	$0.11	$0.45	$2.69	$1.00
Income (loss) from discontinued operations	0.12	0.05	(0.62)	0.09
Net income	$0.23	$0.50	$2.07	$1.09

Weighted average number of common shares outstanding
Basic	679.2	665.9	672.3	588.7
Diluted	683.8	707.9	711.3	607.0

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2005	December 31, 2004
	(Unaudited)

Assets
Fixed maturities, available for sale at fair value (including $2,536 and $2,603 subject to securities lending and repurchase agreements) (amortized cost $57,707 and $53,017)	$58,294	$54,269
Equity securities, at fair value (cost $620 and $687)	675	759
Real estate	738	773
Mortgage loans	147	191
Short-term securities	5,975	4,944
Other investments	2,988	3,432
Total investments	68,817	64,368

Cash	442	262
Investment income accrued	743	671
Premiums receivable	6,149	6,201
Reinsurance recoverables	19,452	19,054
Ceded unearned premiums	1,561	1,565
Deferred acquisition costs	1,558	1,559
Deferred tax asset	1,985	2,198
Contractholder receivables	5,658	5,629
Goodwill	3,452	3,564
Intangible assets	957	1,062
Net assets of discontinued operations	—	2,041
Other assets	2,668	3,072
Total assets	$113,442	$111,246

Liabilities
Claims and claim adjustment expense reserves	$60,586	$59,070
Unearned premium reserves	11,164	11,310
Contractholder payables	5,658	5,629
Payables for reinsurance premiums	908	896
Debt	5,753	6,313
Other liabilities	6,965	6,827
Total liabilities	91,034	90,045

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.5 and 0.6 shares issued and outstanding)	160	193
Guaranteed obligation – Stock Ownership Plan	—	(5)
Common stock (1,750.0 shares authorized; 693.2 and 670.7 shares issued; 692.2 and 670.3 shares outstanding)	18,119	17,414
Retained earnings	3,733	2,744
Accumulated other changes in equity from nonowner sources	538	952
Treasury stock, at cost (1.0 and 0.4 shares)	(41)	(14)
Unearned compensation	(101)	(83)
Total shareholders’ equity	22,408	21,201
Total liabilities and shareholders’ equity	$113,442	$111,246

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2005	2004

Convertible Preferred Stock - Stock Ownership Plan
Balance, beginning of period	$193	$—
Preferred stock assumed at merger	—	219
Redemptions during the period	(33)	(10)
Balance, end of period	160	209
Guaranteed obligation – Stock Ownership Plan
Balance, beginning of period	(5)	—
Obligation assumed at merger	—	(15)
Principal payment	5	10
Balance, end of period	—	(5)
Total preferred shareholders’ equity	160	204
Common stock
Balance, beginning of period	17,414	8,715
Shares issued pursuant to maturity of equity unit forward contracts	442	—
Shares issued for merger	—	8,607
Adjustment for treasury stock cancelled and retired at merger	—	(91)
Net shares issued under employee stock-based compensation plans	232	155
Other	31	(14)
Balance, end of period	18,119	17,372
Retained earnings
Balance, beginning of period	2,744	2,290
Net income	1,443	652
Dividends	(467)	(376)
Minority interest and other	13	13
Balance, end of period	3,733	2,579
Accumulated other changes in equity from nonowner sources
Balance, beginning of period	952	1,086
Change in net unrealized gain on investment securities	(396)	(202)
Net change in other	(18)	(38)
Balance, end of period	538	846
Treasury stock (at cost)
Balance, beginning of period	(14)	(74)
Treasury stock cancelled and retired at merger	—	91
Net shares issued under employee stock-based compensation plans	(27)	(29)
Balance, end of period	(41)	(12)
Unearned compensation
Balance, beginning of period	(83)	(30)
Unvested equity-based awards assumed in merger	—	(43)
Net issuance of restricted stock under employee stock-based compensation plans	(70)	(64)
Equity-based award amortization	52	37
Balance, end of period	(101)	(100)
Total common shareholders’ equity	22,248	20,685
Total shareholders’ equity	$22,408	$20,889

Common shares outstanding
Balance, beginning of period	670.3	435.8
Common stock issued pursuant to maturity of equity unit forward contracts	15.2	—
Common stock assumed at merger	—	229.3
Net shares issued under employee stock-based compensation plans	6.7	4.1
Balance, end of period	692.2	669.2

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2005	2004
Cash flows from operating activities
Net income	$1,443	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	440	(56)
Net pretax realized investment losses	16	36
Depreciation and amortization	499	348
Deferred federal income taxes (benefit) on continuing operations	517	(178)
Amortization of deferred policy acquisition costs	2,423	2,151
Premiums receivable	52	218
Reinsurance recoverables	(398)	89
Deferred acquisition costs	(2,422)	(2,178)
Claim and claim adjustment expense reserves	1,528	3,317
Unearned premium reserves	(146)	63
Trading account activities	6	19
Other	(846)	(428)
Net cash provided by operating activities	3,112	4,053

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	3,814	4,019
Mortgage loans	49	68
Proceeds from sales of investments:
Fixed maturities	3,433	4,963
Equity securities	281	153
Mortgage loans	—	61
Real estate	39	29
Purchases of investments:
Fixed maturities	(12,163)	(11,546)
Equity securities	(37)	(59)
Mortgage loans	—	(55)
Real estate	(29)	(32)
Short-term securities purchased, net	(1,030)	(1,411)
Other investments, net	630	581
Securities transactions in course of settlement	203	(532)
Net cash acquired in merger	—	151
Other	(73)	51
Net cash used by investing activities	(4,883)	(3,559)

Cash flows from financing activities
Issuance of debt	—	128
Payment of debt	(522)	(227)
Dividends to shareholders	(467)	(493)
Issuance of common stock – employee stock options	129	80
Issuance of common stock – maturity of equity unit forward contracts	442	—
Treasury stock acquired – net employee stock-based compensation	(27)	(20)
Repurchase of minority interest	—	(76)
Other	—	22
Net cash used by financing activities	(445)	(586)
Effect of exchange rate changes on cash	(3)	(2)
Net proceeds from the sale of discontinued operations	2,399	—
Net increase (decrease) in cash	180	(94)
Cash at beginning of period	262	352
Cash at end of period	$442	$258

Supplemental disclosure of cash flow information
Income taxes paid	$521	$546
Interest paid	$261	$202

See notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition.  Accordingly, all financial information presented herein for the three and nine months ended September 30, 2005 reflects the consolidated accounts of SPC and TPC.  The financial information presented herein for the nine months ended September 30, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the six months ended September 30, 2004.

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

In March 2005, the Company and Nuveen Investments, Inc. (Nuveen Investments), the Company’s asset management subsidiary, jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  In the second quarter of 2005, the Company began implementing that program, and in the third quarter, the Company completed the divestiture.  Beginning with the first quarter of 2005, the Company’s share of Nuveen Investments’ results were classified as discontinued operations on the consolidated statement of income, and results for prior periods were reclassified to be consistent with the 2005 presentation.  The Company’s ownership in Nuveen Investments’ assets and liabilities as of December 31, 2004 were netted and reported as “Net assets of discontinued operations” on the Company’s consolidated balance sheet.  See note 5 to the consolidated financial statements.

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

2.              NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Effect of Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, providing new guidance on the dilutive effect of contingently convertible debt instruments.  EITF 04-8 requires that contingently convertible debt instruments be included in diluted earnings per share, under the if-converted method, regardless of whether the market price trigger has been met.  Under Statement of Financial Accounting Standards No. 128, Earnings Per Share, contingently convertible debt instruments which contain market price triggers were excluded from the computation of diluted earnings per share until the market trigger conditions were met.

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

EITF 04-8 was effective for reporting periods ending after December 15, 2004 and requires restatement of prior period earnings per share for comparative periods.  Accordingly, effective upon adoption, the Company restated diluted earnings per share for prior periods to include the impact of the convertible junior subordinated notes where the impact of including these securities was dilutive.  See note 9 to the consolidated financial statements for the impact on earnings per share.

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

The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet.  Hedge funds are unregistered private investment partnerships, limited liability companies, funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives).  As of September 30, 2005, one hedge fund was determined to be a significant VIE.  The value for all investors combined of the hedge fund that was determined to be a significant VIE was approximately $33 million at September 30, 2005.  The Company’s share of this fund had a carrying value of approximately $11 million at September 30, 2005.  The Company’s involvement with this fund began in the third quarter of 2003.  The Company does not have any unfunded commitments related to this fund.  The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

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

American Jobs Creation Act – Repatriation of Foreign Earnings

On October 22, 2004, Congress enacted the American Jobs Creation Act (AJCA), which provides a temporary incentive for U.S. corporations to repatriate earnings previously reinvested in foreign subsidiaries to obtain an 85% dividends received deduction.  In December 2004, FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 was issued.  This FSP provides accounting and disclosure guidance on how to apply FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), to the repatriation provision of the AJCA.  Due to the lack of clarification of certain provisions within the AJCA and the timing of its enactment, the FSP allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109.  The Company continues to analyze the dividend alternatives under the AJCA.  The Company currently expects, however, that if it decides to take advantage of the repatriation provisions of the AJCA, the range of possible qualifying dividend amounts would be between $105 million and $225 million.  The estimated tax impact would be between $7 million and $13 million.  A decision will be made prior to the close of the year ended December 31, 2005 whether, and to what extent, to repatriate earnings under the AJCA.

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

The effect of applying the fair value based method to all outstanding and unvested stock-based employee awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income as reported	$162	$340	$1,443	$652
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	16	13	47	32
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(19)	(19)	(56)	(51)
Net income, pro forma	$159	$334	$1,434	$633

Earnings per share (3)
Basic – as reported	$0.24	$0.51	$2.14	$1.10
Diluted – as reported	0.23	0.50	2.07	1.09

Basic – pro forma	0.23	0.50	2.13	1.07
Diluted – pro forma	0.23	0.49	2.06	1.06

(1)                       Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.  Data for the three months and nine months ended September 30, 2004 includes SPC data beginning with the April 1, 2004 merger date when SPC conformed to TPC’s method.

(2)                       Includes the compensation expense added back in (1) above.

(3)                       As described in note 2 to the consolidated financial statements, the Company adopted the provisions of EITF 04-8, which affected the method by which earnings per share is calculated.

Accounting Standards Not Yet Adopted

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

SOP 05-1 – Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the Accounting Standards Executive Committee (AcSEC) issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (DAC) on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged.  The Company does not expect the impact of adopting SOP 05-1 will have a significant effect on operations, financial condition or liquidity.

3.              MERGER

The merger of TPC and SPC was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of TPC and SPC for the nine months ended September 30, 2004 with pro forma purchase accounting adjustments as if the acquisition had been consummated as of the beginning of the period presented.  The pro forma information includes the results of Nuveen Investments, the Company’s asset management subsidiary.  In the third quarter of 2005, the Company completed its divestiture of the Company’s equity ownership in Nuveen Investments (see note 5 to the consolidated financial statements for further discussion).  This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

Nine months ended September 30,
(in millions, except per share data)	2004

Revenue	$18,825
Net income	$785
Net income per share – basic	$1.17
Net income per share – diluted	$1.15

4.              INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s intangible assets by major asset class as of September 30, 2005 and December 31, 2004 (excluding Nuveen Investments as described below) were as follows:

At September 30, 2005 (in millions)	Gross Carrying Amount	Accumulated Amortization		Net

Intangibles subject to amortization
Customer-related	$1,036	$365		$671
Marketing-related	20	15		5
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(70	)(1)	261
Total intangible assets subject to amortization	1,247	310		937

Intangible assets not subject to amortization
Contract-based	20	—		20
Total intangible assets not subject to amortization	20	—		20
Total intangible assets	$1,267	$310		$957

At December 31, 2004 (in millions)	Gross Carrying Amount	Accumulated Amortization		Net

Intangibles subject to amortization
Customer-related	$1,032	$252		$780
Marketing-related	20	7		13
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	191	(58	)(1)	249
Total intangible assets subject to amortization	1,243	201		1,042

Intangible assets not subject to amortization
Contract-based	20	—		20
Total intangible assets not subject to amortization	20	—		20
Total intangible assets	$1,263	$201		$1,062

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

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class, for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Customer-related	$37	$39	$114	$91
Marketing-related	2	3	7	5
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	(1)	(12)	(12)	(47)
Total amortization expense	$38	$30	$109	$49

Intangible asset amortization expense is estimated to be $40 million for the remainder of 2005, $153 million in 2006, $145 million in 2007, $126 million in 2008, $100 million in 2009 and $86 million in 2010.

Goodwill

The carrying amount of the Company’s goodwill at September 30, 2005 and December 31, 2004 was $3.45 billion and $3.56 billion (excluding Nuveen Investments as described below), respectively, included in the Company’s business segments as follows:

(in millions)	September 30, 2005	December 31, 2004

Commercial	$1,865	$1,893
Specialty	867	900
Personal	613	613
Other	107	158
Total	$3,452	$3,564

Goodwill totaling $1.72 billion related to Nuveen Investments was aggregated with Nuveen Investments’ other assets and reported under the caption “Net assets of discontinued operations” as of December 31, 2004.  The decrease in goodwill from December 31, 2004 was primarily due to additional purchase accounting adjustments and certain tax adjustments.

5.              DISCONTINUED OPERATIONS

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  The divestiture was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion, including net pretax proceeds of $532 million in the third quarter of 2005.

In conjunction with these transactions, the Company recorded a pretax gain on disposal of $343 million ($223 million after-tax) for the nine months ended September 30, 2005, including a pretax gain on disposal of $131 million ($85 million after-tax) for the quarter ended September 30, 2005.  Additionally, the Company recorded a net operating loss from discontinued operations of $663 million for the nine months ended September 30, 2005, consisting primarily of $710 million of tax expense due to the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ net income for the nine months ended September 30, 2005.  The Company recorded net operating income from discontinued operations of $2 million for the quarter ended September 30, 2005.

The assets and liabilities related to Nuveen Investments were removed from the respective lines of the Company’s consolidated balance sheet and reported under the caption “Net assets of discontinued operations” in the consolidated balance sheet at December 31, 2004.  The current and deferred tax liabilities generated by the difference between the Company’s tax basis and the GAAP basis of its investment in Nuveen Investments are reported on the Company’s consolidated balance sheet as part of the Company’s current and deferred tax liabilities and are not included in the “Net assets of discontinued operations” line item of the consolidated balance sheet.

6.              SEGMENT INFORMATION

The Company is organized into three reportable business segments: Commercial, Specialty and Personal.  These segments reflect how the Company manages its property and casualty insurance products and insurance-related services and represent an aggregation of these products and services based on type of customer, how the business is marketed, and the manner in which the business is underwritten.  The results for Nuveen Investments for the three months and nine months ended September 30, 2005 and 2004 are not included in the following segment data.

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

The specific business segment attributes are as follows:

Commercial

The Commercial segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial is organized into the following three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations:

•                  Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid-sized businesses for property products.

•                        Select Accounts serves small businesses and offers property, liability, commercial auto and workers’ compensation insurance.

•                        National Accounts is comprised of three distinct business units.  The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.  Beginning in the second quarter of 2005, National Accounts also includes the Company’s Discover Re operation, which provides property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captive reinsurers.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international runoff operations; and policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004. These operations are collectively referred to as Commercial Other.

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

In August 2005, the Company announced that it had reached a definitive agreement to sell its Personal Catastrophe Risk business.  The transaction closed on November 1, 2005.  In accordance with terms of the agreement, the Company retained responsibility for the pre-sale loss and loss adjustment expense reserves related to this business.  The impact of this transaction will not be material to the Company’s ongoing operations.

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

(at and for the three months ended September 30, in millions)	Commercial	Specialty	Personal	Total Reportable Segments

2005 Revenues
Premiums	$2,078	$1,388	$1,511	$4,977
Net investment income	483	204	112	799
Fee income	160	9	—	169
Other revenues	19	2	24	45
Total operating revenues(1)	$2,740	$1,603	$1,647	$5,990

Operating income (loss) (1)	$(14)	$130	$(25)	$91
Assets	$73,730	$25,196	$12,098	$111,024

2004 Revenues
Premiums	$2,364	$1,466	$1,439	$5,269
Net investment income	424	149	92	665
Fee income	178	8	—	186
Other revenues	23	7	22	52
Total operating revenues(1)	$2,989	$1,630	$1,553	$6,172

Operating income (1)	$224	$38	$127	$389
Assets	$69,999	$22,956	$11,553	$104,508

(at and for the nine months ended September 30, in millions)	Commercial	Specialty	Personal	Total Reportable Segments

2005 Revenues
Premiums	$6,446	$4,293	$4,466	$15,205
Net investment income	1,461	547	337	2,345
Fee income	479	26	—	505
Other revenues	47	22	71	140
Total operating revenues(1)	$8,433	$4,888	$4,874	$18,195

Operating income (1)	$964	$524	$526	$2,014
Assets	$73,730	$25,196	$12,098	$111,024

2004 Revenues
Premiums	$6,506	$3,152	$4,104	$13,762
Net investment income	1,266	329	330	1,925
Fee income	510	19	—	529
Other revenues	49	12	66	127
Total operating revenues(1)	$8,331	$3,512	$4,500	$16,343

Operating income (loss)(1)	$970	$(780)	$561	$751
Assets	$69,999	$22,956	$11,553	$104,508

(1)          Operating revenues exclude net realized investment gains (losses) and revenues from discontinued operations, and operating income equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Revenue reconciliation
Earned premiums
Commercial:
Commercial multi-peril	$684	$640	$2,044	$1,813
Workers’ compensation	372	424	1,203	1,128
Commercial automobile	440	446	1,314	1,255
Property	332	458	1,062	1,232
General liability	233	361	772	965
Other	17	35	51	113
Total Commercial	2,078	2,364	6,446	6,506
Specialty:
General liability	521	473	1,469	1,017
Fidelity and surety	244	272	800	597
Workers’ compensation	103	123	339	282
Commercial automobile	102	104	328	236
Property	117	156	334	298
Commercial multi-peril	46	34	167	111
International	255	304	856	611
Total Specialty	1,388	1,466	4,293	3,152
Personal:
Automobile	864	851	2,555	2,458
Homeowners and other	647	588	1,911	1,646
Total Personal	1,511	1,439	4,466	4,104
Total earned premiums	4,977	5,269	15,205	13,762
Net investment income	799	665	2,345	1,925
Fee income	169	186	505	529
Other revenues	45	52	140	127
Total operating revenues for reportable segments	5,990	6,172	18,195	16,343
Interest expense and other	13	6	5	9
Net realized investment gains (losses)	39	(49)	(16)	(36)
Total revenues from continuing operations	$6,042	$6,129	$18,184	$16,316

	At and For The Three Months Ended September 30,		At and For The Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$91	$389	$2,014	$751
Interest expense and other	(41)	(46)	(139)	(131)
Total operating income from continuing operations	50	343	1,875	620
Net realized investment gains (losses)	25	(32)	8	(24)
Total income from continuing operations	75	311	1,883	596
Discontinued operations	87	29	(440)	56
Total net income	$162	$340	$1,443	$652

Asset reconciliation
Total assets for reportable segments	$111,024	$104,508	$111,024	$104,508
Net assets of discontinued operations	—	2,009	—	2,009
Other assets(1)	2,418	2,584	2,418	2,584
Total consolidated assets	$113,442	$109,101	$113,442	$109,101

(1)  The primary components of other assets were invested assets and deferred taxes.

7.             INVESTMENTS

The amortized cost and fair value of the Company’s investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2005, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,511	$72	$88	$7,495
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,644	21	33	3,632
Obligations of states, municipalities and political subdivisions	30,346	657	121	30,882
Debt securities issued by foreign governments	1,699	15	2	1,712
All other corporate bonds	14,373	240	187	14,426
Redeemable preferred stock	134	13	—	147
Total	$57,707	$1,018	$431	$58,294

(at December 31, 2004, in millions)

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$8,543	$169	$34	$8,678
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,015	40	22	3,033
Obligations of states, municipalities and political subdivisions	26,034	857	50	26,841
Debt securities issued by foreign governments	1,846	19	4	1,861
All other corporate bonds	13,383	361	99	13,645
Redeemable preferred stock	196	16	1	211
Total	$53,017	$1,462	$210	$54,269

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2005, in millions)	Cost	Gains	Losses	Value

Common stock	$144	$27	$3	$168
Non-redeemable preferred stock	476	34	3	507
Total	$620	$61	$6	$675

(at December 31, 2004, in millions)

Common stock	$148	$31	$2	$177
Non-redeemable preferred stock	539	46	3	582
Total	$687	$77	$5	$759

The cost and fair value of venture capital investments, which are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

		Gross Unrealized
(at September 30, 2005, in millions)	Cost	Gains	Losses	Fair Value

Venture capital	$415	$62	$1	$476

(at December 31, 2004, in millions)

Venture capital	$480	$29	$18	$491

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

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at September 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at September 30, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$3,398	$41	$1,638	$47	$5,036	$88
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,536	19	554	14	3,090	33
Obligations of states, municipalities and political subdivisions	8,792	77	2,229	44	11,021	121
Debt securities issued by foreign governments	378	2	211	—	589	2
All other corporate bonds	4,800	82	3,563	105	8,363	187
Redeemable preferred stock	6	—	8	—	14	—
Total fixed maturities	19,910	221	8,203	210	28,113	431
Equity securities
Common stock	8	1	14	2	22	3
Nonredeemable preferred stock	70	3	6	—	76	3
Total equity securities	78	4	20	2	98	6
Venture capital	16	1	2	—	18	1
Total	$20,004	$226	$8,225	$212	$28,229	$438

	Less than 12 months		12 months or longer		Total
(at December 31, 2004, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$3,256	$33	$30	$1	$3,286	$34
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,743	22	4	—	1,747	22
Obligations of states, municipalities and political subdivisions	5,708	49	64	1	5,772	50
Debt securities issued by foreign governments	726	4	6	—	732	4
All other corporate bonds	6,190	95	247	4	6,437	99
Redeemable preferred stock	8	—	12	1	20	1
Total fixed maturities	17,631	203	363	7	17,994	210
Equity securities
Common stock	25	1	1	1	26	2
Nonredeemable preferred stock	89	3	17	—	106	3
Total equity securities	114	4	18	1	132	5
Venture capital	53	18	—	—	53	18
Total	$17,798	$225	$381	$8	$18,179	$233

Impairment charges included in net realized investment gains or losses for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Fixed maturities	$5	$9	$10	$23
Equity securities	—	2	—	5
Venture capital	29	12	75	26
Real estate and other	—	5	—	8
Total	$34	$28	$85	$62

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of its management of exposure to changes in interest rates.  The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker.  The notional value of the open U.S. Treasury futures contracts was $1.31 billion at September 30, 2005.  These derivative instruments are not designated and do not qualify as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such the daily mark-to-market settlement is reflected in net realized investment gains or losses.

Securities Lending Activities

The Company engages in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time.  Effective April 1, 2004, the Company entered into a new securities lending agreement.  Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest.  This collateral is held by a third-party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement.  Therefore, the Company does not recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral.  The loaned securities remain a recorded asset of the Company.

Prior to April 1, 2004, the Company engaged in securities lending activities where it received cash and marketable securities as collateral.  In those cases where cash collateral was received, the Company reinvested the collateral in a short-term investment pool, the loaned securities remained a recorded asset of the Company, and a liability was recorded to recognize the Company’s obligation to return the collateral at the end of the loan.  Where marketable securities had been received as collateral, the collateral was held by a third-party custodian, and the Company had the right to access the collateral only in the event that the institution borrowing the Company’s securities was in default under the lending agreement.  In those cases where marketable securities were received as collateral, the Company did not recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral.  The loaned securities remained a recorded asset of the Company.

8.              CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after-tax)	2005	2004	2005	2004

Net income	$162	$340	$1,443	$652
Change in net unrealized gain on investment securities	(490)	718	(396)	(202)
Other changes	4	2	(18)	(38)
Total changes in equity from nonowner sources	$(324)	$1,060	$1,029	$412

9.             EARNINGS PER SHARE (EPS)

Earnings per share (EPS) has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128).  Basic EPS is computed by dividing income from continuing operations available to common shareholders by the weighted average number of common shares outstanding during the period.  The computation of diluted EPS reflects the effect of potentially dilutive securities.

The Company implemented the provisions of FASB Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which provided new guidance on the dilutive effect of contingently convertible debt instruments, as described in note 2 to the consolidated financial statements.

Income from continuing operations per diluted share for the three months ended September 30, 2005 excluded the weighted average effects of the following securities convertible into the Company’s common shares: equity units (7.6 million common shares); outstanding convertible preferred stock (4.1 million common shares); zero coupon convertible notes (2.3 million common shares); and the convertible junior subordinated notes referred to above (16.7 million common shares).  Income from continuing operations per diluted share for the nine months ended September 30, 2004 excluded the weighted average impact of the convertible junior subordinated notes referred to above (16.7 million common shares).  The impact of the potential shares of common stock and their effect on income were excluded from the calculation of diluted earnings per share for these periods because their effect was anti-dilutive.

The reconciliation of the income from continuing operations and share data used in the basic and diluted earnings per share computations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2005	2004	2005	2004
Basic
Income from continuing operations, as reported	$75	$311	$1,883	$596
Preferred stock dividends, net of taxes	(1)	(2)	(5)	(4)
Income from continuing operations available to common shareholders – basic	$74	$309	$1,878	$592

Diluted
Income from continuing operations available to common shareholders – basic	$74	$309	$1,878	$592
Effect of dilutive securities:
Equity unit stock purchase contracts	—	4	9	8
Convertible preferred stock	—	1	4	3
Zero coupon convertible notes	—	1	3	1
Convertible junior subordinated notes	—	7	20	—
Income from continuing operations available to common shareholders – diluted	$74	$322	$1,914	$604

Common Shares
Basic
Weighted average shares outstanding	679.2	665.9	672.3	588.7

Diluted
Weighted average shares outstanding	679.2	665.9	672.3	588.7
Weighted average effects of dilutive securities:
Stock options and other incentive plans	4.6	2.6	3.0	3.0
Equity unit stock purchase contracts	—	15.2	12.7	10.2
Convertible preferred stock	—	5.1	4.2	3.5
Zero coupon convertible notes	—	2.4	2.4	1.6
Convertible junior subordinated notes	—	16.7	16.7	—
Total	683.8	707.9	711.3	607.0

Income from Continuing Operations Per Common Share
Basic	$0.11	$0.46	$2.79	$1.01
Diluted	$0.11	$0.45	$2.69	$1.00

10.  CAPITAL AND DEBT

Debt outstanding was as follows:

(in millions)	September 30, 2005	December 31, 2004

Short-term:
Commercial paper	$397	$499
7.875% Senior notes due April 15, 2005	—	238
7.125% Senior notes due June 1, 2005	—	79
Medium-term notes with various maturities in 2005	—	99
Total short-term debt	397	915

Long-term:
Medium-term notes with various maturities from 2006 to 2010	298	298
6.75% Senior notes due November 15, 2006	150	150
5.75% Senior notes due March 15, 2007	500	500
5.25% *Senior notes due August 16, 2007	—	442
5.01% *Senior notes due August 16, 2007	442	—
3.75% Senior notes due March 15, 2008	400	400
4.50% Zero coupon convertible notes due 2009	121	117
8.125% Senior notes due April 15, 2010	250	250
7.81% Private placement notes due on various dates through 2011	16	20
5.00% Senior notes due March 15, 2013	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Subordinated debentures due December 15, 2027	125	125
8.47% Subordinated debentures due January 10, 2027	81	81
4.50% Convertible junior subordinated notes due April 15, 2032	893	893
6.375% Senior notes due March 15, 2033	500	500
8.50% Subordinated debentures due December 15, 2045	56	56
8.312% Subordinated debentures due July 1, 2046	73	73
7.60% Subordinated debentures due October 15, 2050	593	593
Total long-term debt	5,198	5,198

Total debt principal	5,595	6,113
Unamortized fair value adjustment	195	239
Unamortized debt issuance costs	(37)	(39)
Total debt	$5,753	$6,313

* These senior notes bore an interest rate of 5.25% at December 31, 2004.  The interest rate was reset to 5.01% in May 2005 pursuant to the remarketing of these notes as described below.

In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $442 million.  Each equity unit initially consisted of a forward purchase contract for the Company’s common stock, which matured in August 2005, and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units were at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  Holders of the equity units had the opportunity to participate in a required remarketing of the senior note component.  The initial remarketing date was May 11, 2005.  On that date, the notes were successfully remarketed, and the interest rate on the notes was reset to 5.01%, from 5.25%, effective May 16, 2005.  The remarketed notes mature on August 16, 2007.  The forward purchase contract required the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares purchased was determined based on a formula that considered the average closing price of the Company’s common stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering.  On the August 16, 2005 settlement date, the Company issued 15.2 million common shares and received total proceeds of $442 million.

The Company’s consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date.  The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method.  The amortization of the fair value adjustment reduced interest expense by $11 million and $45 million for the three months and nine months ended September 30, 2005, respectively, and by $18 million and $37 million, respectively, for the same periods of 2004.

The following table presents the unamortized fair value adjustment and the related effective interest rate on the SPC debt instruments acquired in the merger.

			Unamortized Fair Value Purchase Adjustment at
(in millions)	Issue Rate	Maturity Date	September 30, 2005	December 31, 2004	Effective Interest Rate to Maturity

Senior notes	7.875%	Apr. 2005	$—	$5	1.645%
	7.125%	Jun. 2005	—	2	1.881%
	5.750%	Mar. 2007	22	33	2.625%
	5.250%	Aug. 2007	—	11	1.389%
	8.125%	Apr. 2010	40	45	4.257%

Medium-term notes	6.4%-7.4%	Through 2010	24	34	3.310%

Subordinated debentures	7.625%	Dec. 2027	22	22	6.147%
	8.470%	Jan. 2027	7	7	7.660%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	20	20	6.362%
	7.600%	Oct. 2050	42	42	7.057%

Zero coupon convertible notes	4.500%	Mar. 2009	2	2	4.175%
Total			$195	$239

The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement.  In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions.  The new agreement replaced and consolidated the Company’s three prior bank credit agreements that had collectively provided the Company access to $1.0 billion of bank credit lines.  Pursuant to covenants in the new agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control.  At September 30, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.  Pursuant to the terms of the revolving credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions.  There was no amount outstanding under the credit agreement as of September 30, 2005.

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.61 billion is available in 2005 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $757 million of dividends from its insurance subsidiaries during the first nine months of 2005.

11.  PENSION AND POSTRETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost

The following tables summarize the components of net pension and postretirement benefit expense recognized in continuing operations in the consolidated statement of income for the Company’s plans:

Pension Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Service cost	$15	$14	$46	$35
Interest cost on benefit obligation	26	26	77	63
Expected return on plan assets	(35)	(35)	(105)	(82)
Amortization of unrecognized:
Prior service cost	(1)	(1)	(4)	(4)
Net actuarial loss	—	2	1	6
Net benefit expense	$5	$6	$15	$18

Postretirement Benefit Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Service cost	$1	$1	$3	$2
Interest cost on benefit obligation	4	4	14	9
Expected return on plan assets	—	—	(1)	(1)
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net actuarial loss	—	—	—	—
Net benefit expense	$5	$5	$16	$10

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

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The Court found the dispute was moot as a result of the arbitration panel’s decision.  The Court, therefore, based on the arbitration panel’s decision, dismissed the case. On October 6, 2004, ACandS filed a notice of appeal.  This appeal has been consolidated with the appeal referenced in the paragraph above.  Briefing of the appeal is complete, and oral argument was presented on July 11, 2005.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations remaining under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio state court against TPC and SPC, in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

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

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation”, “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Shareholder Litigation and Related Proceedings

TPC and its board of directors were named as defendants in three putative class action lawsuits brought by shareholders alleging breach of fiduciary duty in connection with the merger of TPC and SPC and seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. December 15, 2003).  The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty.  Before court approval of the settlement, additional shareholder litigation was commenced, as described below.  On September 12, 2005, plaintiffs voluntarily withdrew their complaints without prejudice.

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation I, and a lead plaintiff and lead counsel have been appointed.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.  On June 24, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint asserts claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended.  It does not specify damages.  On August 23, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation I moved to dismiss the amended consolidated complaint.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff has been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s alleged involvement in the purchase and sale of finite reinsurance.  The consolidated action will be coordinated with In re St. Paul Travelers Securities Litigation I for pretrial purposes.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above.  On June 10, 2005, the Company and the other defendants in Rowe moved to dismiss the complaint.  Oral argument on the motion to dismiss was presented on September 19, 2005.

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

The Company’s Gulf operation brought an action on May 22, 2003, as amended on May 12, 2004, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  The reinsurers have asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. Separate actions filed by Transatlantic and Gerling have been consolidated with the original Gulf action for pre-trial purposes.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” branding requirements for salvage automobiles and the reporting of workers’ compensation premiums.   On August 26, 2005, the State of New York Office of the Attorney General informed the Company that its investigation relating to lawyer liability insurance has been closed with no action taken against the Company.  The Company or its affiliates have received subpoenas or written requests for information, in each case with respect to one or more of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services;

(viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Illinois Department of Financial and Professional Regulation; (xii) State of Iowa Insurance Division; (xiii) State of Maryland Insurance Administration; (xiv) Commonwealth of Massachusetts Office of the Attorney General; (xv) State of Minnesota Department of Commerce; (xvi) State of Minnesota Office of the Attorney General; (xvii) State of New Hampshire Insurance Department; (xviii) State of New York Office of the Attorney General; (xix) State of New York Insurance Department; (xx) State of North Carolina Department of Insurance; (xxi) State of Ohio Office of the Attorney General; (xxii) State of Ohio Department of Insurance; (xxiii) Commonwealth of Pennsylvania Office of the Attorney General; (xxiv) State of Texas Department of Insurance; (xxv) State of Washington Office of the Insurance Commissioner; (xxvi) State of West Virginia Office of Attorney General; (xxvii) the United States Attorney for the Southern District of New York; and (xxviii) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

Six putative class action lawsuits and two individual actions have been brought against a number of insurance brokers and insurers, including the Company and certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  Plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint.  The remaining federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to, or filed in, the United States District Court for the District of New Jersey and are being coordinated or consolidated as part of In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding. Lead plaintiffs have been appointed. On August 1, 2005, lead plaintiffs filed an amended consolidated complaint.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and the two individual actions, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005) and Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005), assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation, but have not been consolidated with In re Insurance Brokerage Antitrust Litigation.  Certain defendants in Bensley Construction, Inc. have removed the action to the United States District Court for the District of Massachusetts and moved to stay it pending transfer to the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation.  The plaintiffs in Bensley Construction have moved to remand it to state court.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

 In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management none would likely have a material adverse effect on the Company’s financial condition or liquidity.

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax).  The Company recorded these adjustments as charges in its income statement in the second quarter of 2004.  Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing.  Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger.  After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004 and September 30, 2005, in each case by the approximate after-tax amount of the charge.  The effect on tangible shareholders’ equity at December 31, 2004 and September 30, 2005 would not be material.  Additionally, if such adjustments were made, there would be changes to the amounts recorded for the affected items in purchase accounting and, accordingly, the Company’s balance sheet as of April 1, 2004 would reflect those changes.

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities.  The Company’s total future estimated obligations related to its venture capital investments were $141 million at September 30, 2005 and $289 million at December 31, 2004.  The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests.  These additional commitments were $768 million and $483 million at September 30, 2005 and December 31, 2004, respectively.

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

Guarantees

The Company has certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third-party loans related to venture capital investments and various indemnifications related to the sale of business entities.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, premium deficiencies or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of September 30, 2005, the aggregate amount of the Company’s quantifiable indemnification obligations in effect for sales of business entities was $1.82 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at September 30, 2005 was $180 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The fair value of this obligation as of September 30, 2005 was $54 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

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

The allowance for estimated uncollectible reinsurance recoverables was $796 million and $751 million at September 30, 2005 and December 31, 2004, respectively.

The effects of assumed and ceded reinsurance on premiums written, premiums earned and claims and claim adjustment expenses for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Premiums written
Direct	$5,704	$5,850	$17,056	$15,678
Assumed	326	279	803	603
Ceded	(934)	(975)	(2,767)	(2,471)
Net premiums written	$5,096	$5,154	$15,092	$13,810

Premiums earned
Direct	$5,680	$5,971	$17,132	$15,638
Assumed	289	264	815	698
Ceded	(992)	(966)	(2,742)	(2,574)
Net premiums earned	$4,977	$5,269	$15,205	$13,762

Claims and claim adjustment expenses
Direct	$5,464	$4,403	$12,338	$11,837
Assumed	699	470	1,145	745
Ceded	(1,796)	(794)	(2,805)	(1,349)
Policyholder dividends	(6)	7	7	3
Net claims and claim adjustment expenses	$4,361	$4,086	$10,685	$11,236

The significant increase in ceded loss and loss adjustment expenses in the three months and nine months ended September 30, 2005 over the respective 2004 periods primarily reflected cessions related to hurricane losses in the third quarter of 2005.  The Company made a modest adjustment to 2004 ceded written premiums to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded.  Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts.  This adjustment only affected the statistical disclosure of net written premiums on a quarter-by-quarter basis; it did not affect amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results or capital.  The adjustment was made to conform the statistical measurement of production – net written premiums – across the Company’s businesses.

The Company entered into commutation agreements with a major reinsurer, effective June 30, 2004, which resulted in a second quarter 2004 pretax charge of $153 million for amounts received that were less than the total reinsurance balances due of approximately $1.26 billion.

14.  CATASTROPHES

The Company’s pretax cost of catastrophes, net of reinsurance and including reinstatement premiums, totaled $1.52 billion ($1.01 billion after-tax) in the third quarter of 2005, all of which resulted from Hurricanes Katrina and Rita.  Hurricane Katrina made landfall in Florida, Louisiana, Mississippi and Alabama in August 2005, and Hurricane Rita made landfall in Texas and Louisiana in September 2005.  In the third quarter of 2004, the pretax cost of catastrophes, net of reinsurance, totaled $612 million ($402 million after-tax), all of which resulted from four hurricanes – Charley, Frances, Ivan and Jeanne – that also made landfall in the southeastern United States.  The cost of catastrophes was included in the Company’s business segments in the respective periods as follows:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
(in millions)	Pretax	After-tax	Pretax	After-tax

Commercial	$867	$563	$286	$185
Specialty	169	129	184	125
Personal	488	317	142	92
Total (net of reinsurance)	$1,524	$1,009	$612	$402

Hurricane Katrina accounted for $1.22 billion of the net pretax cost of catastrophes recorded in the third quarter of 2005 ($803 million after-tax), and Hurricane Rita accounted for the remaining $309 million of pretax cost of catastrophes ($206 million after-tax).  The following table provides additional information regarding the components of the estimated loss recorded related to Hurricane Katrina in the three months ended September 30, 2005.

(in millions)	Hurricane Katrina

Gross loss and loss adjustment expenses	$2,545
Reinstatement premiums	112
Reinsurance recoverables	(1,442)
Total estimated pretax loss	1,215
Income tax benefit	(412)
Total estimated after-tax loss	$803

The Company’s estimate of losses related to Hurricane Katrina was developed through an analysis of claims reported and anticipated to be reported, the values of properties in the affected areas, damage projections estimated by wind force and the presence of other perils, anticipated costs for demand surge and other factors of considerable judgment.  The reinsurance recoverable portion of the estimate assumes utilization of the Company’s corporate catastrophe treaty and recoverability under its property and other physical damage treaties and facultative contracts.  Due to the unprecedented nature of this event, including the complexity of factors contributing to the losses (for example, whether damage was caused by flooding versus wind) and the legal and regulatory uncertainties associated with this event (for example, litigation and regulatory initiatives seeking judicial expansion of policy coverage), there can be no assurance that the Company’s costs associated with Hurricane Katrina will not materially differ from the current recorded estimates.  Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves.  These additional liabilities or increase in estimates, or a range of either, cannot now be reasonably estimated.  A change in these estimates, as well as a change in the estimated losses resulting from Hurricane Rita, could be material to the Company’s results of operations in a future period; however, in the opinion of the Company’s management, such changes would not likely have a material adverse effect on the Company’s financial condition or liquidity.

Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage limits for certain excess-of-loss reinsurance treaties.  In addition to the $112 million of reinstatement premiums related to Hurricane Katrina, the Company recorded additional reinstatement premiums of $7 million related to Hurricane Rita.  After payment of these reinstatement premiums, the Company has coverage for one additional limit under its corporate catastrophe treaty and continuing protection under most of its other treaties.

For the nine months ended September 30, 2005, the pretax cost of catastrophes (net of reinsurance) totaled $1.57 billion ($1.04 billion after-tax), compared with pretax cost of catastrophes of $656 million ($431 million after-tax) in the same period of 2004.

In October 2005, Hurricane Wilma made landfall in Florida, causing significant property damage and resulting in fourth quarter 2005 catastrophe losses for the Company.  Given the recent timing of Hurricane Wilma, the Company has not yet completed its normal procedures for developing a reliable estimate of losses related to this event.  These procedures include, among others, contacting policyholders who have reported claims, accessing areas to inspect damaged properties, and completing a comprehensive actuarial analysis of expected losses based on the timing, nature and location of the event.

15.       RESTRUCTURING ACTIVITIES

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

	Original Accrued	2004		Balance at Dec. 31,	2005		Balance at September 30,
(in millions)	Costs	Payments	Adjustments	2004	Payments	Adjustments	2005
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$71	$(43)	$(3)	$25	$(20)	$5	$10
Costs to exit leases	4	(1)	5	8	(2)	(1)	5
Other exit costs	4	(2)	—	2	(2)	—	—
Total included in the allocation of purchase price	79	(46)	2	35	(24)	4	15
Employee termination costs included in general and administrative expenses:
Commercial	33	(4)	(9)	20	(14)	8	14
Specialty	2	(1)	—	1	(5)	5	1
Personal	4	—	(1)	3	(3)	2	2
Total included in general and administrative expenses	39	(5)	(10)	24	(22)	15	17
Total restructuring costs	$118	$(51)	$(8)	$59	$(46)	$19	$32

Employee termination and relocation costs consist primarily of severance benefits for which payments will be substantially completed by the end of 2006.  Costs to exit leases include remaining lease obligations on properties to be vacated by the Company and are expected to be fully paid by the end of 2007.  Adjustments recorded in the nine months ended September 30, 2005 primarily represent changes in the original estimate as a result of new information which became available to the Company.

16.       INCOME TAXES

The components of income tax expense (benefit) on continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Income tax expense (benefit) on continuing operations:
Federal:
Current	$90	$80	$(28)	$174
Deferred	(218)	(63)	517	(187)
Total federal income tax expense (benefit)	(128)	17	489	(13)
Foreign	39	28	86	42
State	6	3	16	7
Total income tax expense (benefit) on continuing operations	$(83)	$48	$591	$36

17.       CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X.  These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.  The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of September 30, 2005.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

 CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2005

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Revenues
Premiums	$3,015	$1,962	$—	$—	$4,977
Net investment income	549	251	12	—	812
Fee income	171	(2)	—	—	169
Net realized investment gains (losses)	59	(19)	(1)	—	39
Other revenues	62	(17)	3	(3)	45
Total revenues	3,856	2,175	14	(3)	6,042

Claims and expenses
Claims and claim adjustment expenses	2,976	1,385	—	—	4,361
Amortization of deferred acquisition costs	335	495	—	—	830
General and administrative expenses	416	355	21	(3)	789
Interest expense	35	(1)	36	—	70
Total claims and expenses	3,762	2,234	57	(3)	6,050

Income (loss) from continuing operations before income taxes	94	(59)	(43)	—	(8)
Income tax benefit	(28)	(50)	(5)	—	(83)
Equity in earnings of subsidiaries, net of tax	—	—	114	(114)	—
Income (loss) from continuing operations	122	(9)	76	(114)	75
Discontinued operations:
Operating income, net of taxes	—	—	2	—	2
Gain on disposal, net of taxes	—	1	84	—	85
Income from discontinued operations	—	1	86	—	87
Net income (loss)	$122	$(8)	$162	$(114)	$162

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2005

(in millions)

	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Revenues
Premiums	$10,116	$5,089	$—	$—	$15,205
Net investment income	1,630	718	4	—	2,352
Fee income	502	3	—	—	505
Net realized investment gains (losses)	31	(41)	(6)	—	(16)
Other revenues	132	5	9	(8)	138
Total revenues	12,411	5,774	7	(8)	18,184

Claims and expenses
Claims and claim adjustment expenses	7,229	3,456	—	—	10,685
Amortization of deferred acquisition costs	1,489	934	—	—	2,423
General and administrative expenses	1,608	742	49	(8)	2,391
Interest expense	106	(2)	107	—	211
Total claims and expenses	10,432	5,130	156	(8)	15,710

Income (loss) from continuing operations before income taxes	1,979	644	(149)	—	2,474
Income tax expense (benefit)	513	261	(183)	—	591
Equity in earnings of subsidiaries, net of tax	—	—	1,887	(1,887)	—
Income from continuing operations	1,466	383	1,921	(1,887)	1,883
Discontinued operations:
Operating loss, net of taxes	—	(82)	(581)	—	(663)
Gain on disposal, net of taxes	—	120	103	—	223
Income (loss) from discontinued operations	—	38	(478)	—	(440)
Net income	$1,466	$421	$1,443	$(1,887)	$1,443

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Assets
Fixed maturities, available for sale at fair value (including $2,536 subject to securities lending and repurchase agreements) (amortized cost $57,707)	$36,589	$21,325	$380	$—	$58,294
Equity securities, at fair value (cost $620)	520	98	57	—	675
Real estate	7	731	—	—	738
Mortgage loans	109	38	—	—	147
Short-term securities	3,761	1,160	1,054	—	5,975
Other investments	1,690	1,219	79	—	2,988
Total investments	42,676	24,571	1,570	—	68,817

Cash	193	245	4	—	442
Investment income accrued	444	297	12	(10)	743
Premiums receivable	3,889	2,260	—	—	6,149
Reinsurance recoverables	13,977	5,475	—	—	19,452
Ceded unearned premiums	1,103	458	—	—	1,561
Deferred acquisition costs	1,209	349	—	—	1,558
Deferred tax asset	1,208	762	15	—	1,985
Contractholder receivables	4,398	1,260	—	—	5,658
Goodwill	2,412	1,040	—	—	3,452
Intangible assets	327	630	—	—	957
Investment in subsidiaries	—	—	23,869	(23,869)	—
Other assets	1,786	723	408	(249)	2,668
Total assets	$73,622	$38,070	$25,878	$(24,128)	$113,442

Liabilities
Claims and claim adjustment expense reserves	$40,316	$20,270	$—	$—	$60,586
Unearned premium reserves	7,497	3,667	—	—	11,164
Contractholder payables	4,398	1,260	—	—	5,658
Payables for reinsurance premiums	390	518	—	—	908
Debt	2,622	203	3,175	(247)	5,753
Other liabilities	4,478	2,202	295	(10)	6,965
Total liabilities	59,701	28,120	3,470	(257)	91,034

Shareholders’ equity
Preferred stock:
Stock Ownership Plan – convertible preferred stock (0.5 shares issued and outstanding)	—	—	160	—	160
Common stock (1,750.0 shares authorized; 693.2 shares issued; 692.2 shares outstanding)	—	745	18,119	(745)	18,119
Additional paid-in-capital	9,916	7,723	—	(17,639)	—
Retained earnings	3,531	1,452	3,733	(4,983)	3,733
Accumulated other changes in equity from nonowner sources	506	30	538	(536)	538
Treasury stock, at cost (1.0 shares)	—	—	(41)	—	(41)
Unearned compensation	(32)	—	(101)	32	(101)
Total shareholders’ equity	13,921	9,950	22,408	(23,871)	22,408
Total liabilities and shareholders’ equity	$73,622	$38,070	$25,878	$(24,128)	$113,442

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

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated

Cash flows from operating activities
Net income	$1,466	$421	$1,443	$(1,887)	$1,443
Net adjustments to reconcile net income to net cash provided by operating activities	970	30	(1,218)	1,887	1,669
Net cash provided by operating activities	2,436	451	225	—	3,112

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	2,302	1,507	5	—	3,814
Mortgage loans	36	13	—	—	49
Proceeds from sales of investments
Fixed maturities	2,277	985	171	—	3,433
Equity securities	250	31	—	—	281
Real estate	—	39	—	—	39
Purchases of investments
Fixed maturities	(6,797)	(4,443)	(923)	—	(12,163)
Equity securities	(2)	(35)	—	—	(37)
Real estate	(7)	(22)	—	—	(29)
Short-term securities (purchased) sold, net	(1,067)	964	(927)	—	(1,030)
Other investments, net	507	123	—	—	630
Securities transactions in course of settlement	230	(27)	—	—	203
Other	(98)	9	16	—	(73)
Net cash used by investing activities	(2,369)	(856)	(1,658)	—	(4,883)

Cash flows from financing activities
Payment of debt	(4)	—	(518)	—	(522)
Dividends to shareholders	—	—	(467)	—	(467)
Issuance of common stock-employee stock options	—	—	129	—	129
Issuance of common stock-maturity of equity unit forward contracts	—	—	442	—	442
Treasury stock acquired – net employee stock-based compensation	—	—	(27)	—	(27)
Intercompany dividends	(860)	133	727	—	—
Capital contributions and loans between subsidiaries	824	36	(860)	—	—
Net cash provided (used) by financing activities	(40)	169	(574)	—	(445)
Effect of exchange rate changes on cash	—	(3)	—	—	(3)
Net proceeds from sale of discontinued operations	—	405	1,994	—	2,399
Net increase (decrease) in cash	27	166	(13)	—	180
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$193	$245	$4	$—	$442

Supplemental disclosure of cash flow information
Income taxes (received) paid	$509	$307	$(295)	$—	$521
Interest paid	$115	$—	$146	$—	$261

(1)  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).  On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc.  Each share of TPC par value $0.01 class A common stock, including the associated preferred stock purchase rights, and TPC par value $0.01 class B common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value.  Share and per share amounts for the first quarter of 2004 reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value.  For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer.  Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004.  Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition.  Accordingly, all financial information presented herein for the three and nine months ended September 30, 2005 reflects the consolidated accounts of SPC and TPC.  The financial information presented herein for the nine months ended September 30, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the six months ended September 30, 2004.

In the third quarter of 2005, the Company completed the divestiture of its 78% equity interest in Nuveen Investments, which is described in more detail later in this discussion.  The Company’s share of Nuveen Investments’ operating results in 2005 prior to divestiture was classified as discontinued operations, and the Company’s prior year results were reclassified to conform to the 2005 presentation.

EXECUTIVE SUMMARY

2005 Third Quarter Consolidated Results of Operations

•                  Income from continuing operations of $75 million, or $0.11 per share basic and diluted

•                  Net income of $162 million, or $0.24 per share basic and $0.23 per share diluted, including income from discontinued operations of $87 million, or $0.13 per share basic and $0.12 per share diluted

•                  Discontinued operations include $85 million after-tax gain on divestiture of 27.5 million shares of Nuveen Investments

•                  Total cost of catastrophes of $1.52 billion pretax (net of reinsurance) and $1.01 billion after-tax from Hurricanes Katrina and Rita

•                  Gross written premiums of $6.03 billion and net written premiums of $5.10 billion; net written premiums reduced by $119 million of reinstatement premiums related to catastrophes

•                  GAAP combined ratio of 116.2%; catastrophes account for 30.3 points of combined ratio

•                  Net investment income of $625 million, after-tax

•                  Strong retention across all three business segments

•                  Continuing moderating rates due to more aggressive pricing in the marketplace

2005 Third Quarter Consolidated Financial Condition

•                  Total assets of $113.44 billion, up $2.20 billion from December 31, 2004

•                  Total investments of $68.82 billion, up $4.45 billion from December 31, 2004; fixed maturities and short-term securities comprise 93% of total investments

•                  Increase in investments resulted from proceeds from Nuveen Investments’ divestiture and strong operating cash flows

•                  Total debt of $5.75 billion, down $560 million from December 31, 2004

•                  Shareholders’ equity of $22.41 billion, up $1.21 billion from December 31, 2004

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2005	2004	2005	2004

Income from continuing operations	$75	$311	$1,883	$596
Income (loss) from discontinued operations	87	29	(440)	56
Net income	$162	$340	$1,443	$652

Basic earnings (loss) per share:
Income from continuing operations	$0.11	$0.46	$2.79	$1.01
Income (loss) from discontinued operations	0.13	0.05	(0.65)	0.09
Net income	$0.24	$0.51	$2.14	$1.10

Diluted earnings (loss) per share:
Income from continuing operations	$0.11	$0.45	$2.69	$1.00
Income (loss) from discontinued operations	0.12	0.05	(0.62)	0.09
Net income	$0.23	$0.50	$2.07	$1.09

Weighted average number of common shares outstanding:
Basic	679.2	665.9	672.3	588.7
Diluted	683.8	707.9	711.3	607.0

The Company’s discussions related to all items, other than net income, income from continuing operations, income (loss) from discontinued operations, and segment operating income (loss), are presented on a pretax basis, unless otherwise noted.  The weighted average number of common shares used in the diluted earnings per share calculation for the three months ended September 30, 2005 did not include the potentially dilutive effects of the Company’s convertible preferred stock, zero coupon convertible notes, convertible junior subordinated notes or equity unit stock purchase contracts, because their effect was anti-dilutive.  In addition, the diluted earnings per share calculation for the nine months ended September 30, 2004 excluded the potentially dilutive effect of the Company’s convertible junior subordinated notes because their effect was anti-dilutive.

Income from continuing operations in the third quarter of 2005 totaled $75 million, or $0.11 per share diluted, compared with income from continuing operations of $311 million, or $0.45 per share diluted, in the third quarter of 2004.  For the nine months ended September 30, 2005, income from continuing operations totaled $1.88 billion, or $2.69 per share diluted, compared with income from continuing operations of $596 million, or $1.00 per share diluted, in the same 2004 period.  The after-tax cost of catastrophes in the three months and nine months ended September 30, 2005 totaled $1.01 billion and $1.04 billion respectively, compared with the after-tax cost of catastrophes of $402 million and $431 million in the respective periods of 2004.  Net after-tax favorable prior year reserve development in the three months and nine months ended September 30, 2005 totaled $70 million and $156 million, respectively, compared with net after-tax unfavorable prior year reserve development of $55 million and $1.01 billion in the respective periods of 2004.  Through the first nine months of 2005, net income included a net loss from discontinued operations of $440 million, primarily consisting of $710 million of tax expense related to the Company’s equity ownership in Nuveen Investments, partially offset by the $223 million gain on the divestiture (of which $85 million was recognized in the third quarter of 2005) and the Company’s share of Nuveen Investments’ 2005 net income prior to the divestiture.

Impact of Catastrophes

The Company’s pretax cost of catastrophes, net of reinsurance and including reinstatement premiums, totaled $1.52 billion ($1.01 billion after-tax) in the third quarter of 2005, all of which resulted from Hurricanes Katrina and Rita.  Hurricane Katrina made landfall in Florida, Louisiana, Mississippi and Alabama in August 2005, and Hurricane Rita made landfall in Texas and Louisiana in September 2005.  In the third quarter of 2004, the pretax cost of catastrophes, net of reinsurance, totaled $612 million ($402 million after-tax), all of which resulted from four hurricanes – Charley, Frances, Ivan and Jeanne – that also made landfall in the southeastern United States.  The cost of catastrophes was included in the Company’s business segments in the respective periods as follows:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
(in millions)	Pretax	After-tax	Pretax	After-tax

Commercial	$867	$563	$286	$185
Specialty	169	129	184	125
Personal	488	317	142	92
Total (net of reinsurance)	$1,524	$1,009	$612	$402

Hurricane Katrina accounted for $1.22 billion of the net pretax cost of catastrophes recorded in the third quarter of 2005 ($803 million after-tax), and Hurricane Rita accounted for the remaining $309 million of the pretax cost of catastrophes ($206 million after-tax).  The following table provides additional information regarding the components of the estimated loss recorded related to Hurricane Katrina in the three months ended September 30, 2005.

(in millions)	Hurricane Katrina

Gross loss and loss adjustment expenses	$2,545
Reinstatement premiums	112
Reinsurance recoverables	(1,442)
Total estimated pretax loss	1,215
Income tax benefit	(412)
Total estimated after-tax loss	$803

The Company’s estimate of losses related to Hurricane Katrina was developed through an analysis of claims reported and anticipated to be reported, the values of properties in the affected areas, damage projections estimated by wind force and the presence of other perils, anticipated costs for demand surge and other factors of considerable judgment.  The reinsurance recoverable portion of the estimate assumes utilization of the Company’s corporate catastrophe treaty and recoverability under its property and other physical damage treaties and facultative contracts.  Due to the unprecedented nature of this event, including the complexity of factors contributing to the losses (for example, whether damage was caused by flooding versus wind) and the legal and regulatory uncertainties associated with this event (for example, litigation and regulatory initiatives seeking judicial expansion of policy coverage), there can be no assurance that the Company’s costs associated with Hurricane Katrina will not materially differ from the current recorded estimates.  Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves.  These additional liabilities or increase in estimates, or a range of either, cannot now be reasonably estimated.  A change in these estimates, as well as a change in the estimated losses resulting from Hurricane Rita, could be material to the Company’s results of operations in a future period; however, in the opinion of the Company’s management, such changes would not likely have a material adverse effect on the Company’s financial condition or liquidity.

Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage limits for certain excess-of-loss reinsurance treaties.  In addition to the $112 million of reinstatement premiums related to Hurricane Katrina, the Company recorded additional reinstatement premiums of $7 million related to Hurricane Rita.  After payment of these reinstatement premiums, the Company has coverage for one additional limit under its corporate catastrophe treaty and continuing protection under most of its other treaties.

For the nine months ended September 30, 2005, catastrophe losses (net of reinsurance) totaled $1.57 billion ($1.04 billion after-tax), compared with catastrophe losses of $656 million ($431 million after-tax) in the same period of 2004.

In October 2005, Hurricane Wilma made landfall in Florida, causing significant property damage and resulting in fourth quarter 2005 catastrophe losses for the Company.  Given the recent timing of Hurricane Wilma, the Company has not yet completed its normal procedures for developing a reliable estimate of losses related to this event.  These procedures include, among others, contacting policyholders who have reported claims, accessing areas to inspect damaged properties, and completing a comprehensive actuarial analysis of expected losses based on the timing, nature and location of the event.

In part as a result of the severity and frequency of storms since the end of the second quarter of 2005, the Company expects the cost of reinsurance to increase, and there may be reduced availability of reinsurance coverage.  To the extent that the Company is not able to reflect the increased costs in its pricing, total revenues will be adversely impacted.  In particular, in the Personal segment, the Company expects a delay in its ability to increase pricing to offset the increased cost of reinsurance as the Company seeks to have increased rates approved by the relevant state regulatory authorities.  Given the increased severity and frequency of storms, the Company is reassessing its definition of and exposure to coastal risks.

Consolidated Results of Operations

Consolidated revenues from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Earned premiums	$4,977	$5,269	$15,205	$13,762
Net investment income	812	667	2,352	1,928
Fee income	169	186	505	529
Realized investment gains (losses)	39	(49)	(16)	(36)
Other	45	56	138	133
Total revenues	$6,042	$6,129	$18,184	$16,316

The $292 million decline in earned premiums in the third quarter of 2005 compared with the same 2004 period reflected the $119 million of reinstatement premiums described in the “Consolidated Overview” section herein, the planned non-renewal of business in runoff included in the Commercial segment, and a reduction in earned premium volume in ongoing Commercial operations due to lower levels of written premiums in the last half of 2004 and the first half of 2005.  For the first nine months of 2005, the $1.44 billion increase in earned premiums over the same period of 2004 primarily reflected the impact of the merger, partly offset by the impact of reinstatement premiums and runoff and ongoing Commercial business described above.

Net investment income of $812 million in the third quarter of 2005 grew $145 million, or 22%, over the same period in 2004, driven by the increase in invested assets over the last twelve months, higher short-term interest rates, and strong returns on the Company’s private equity partnership investments.  The increase in invested assets was driven by continued strong operational cash flows and the investment of the $2.40 billion in proceeds from the divestiture of the Company’s equity interest in Nuveen Investments.  The $424 million increase in net investment income for the first nine months of 2005 over the same 2004 period reflected these factors, as well as the impact of the merger.  Net investment income in the first nine months of 2004 included $107 million of income from the initial public trading of one investment.  Also impacting net investment income in 2005 was the effect of a decline in pretax investment yields due to a higher proportion of tax-exempt investment purchases since the completion of the merger in April 2004.

Yields on the Company’s taxable fixed maturity portfolio in the first nine months of 2005 declined from those in the same period of 2004, reflecting the impact of a reduction in yields available on new investment purchases in the last twelve months compared with those on maturing securities during that time period.  In addition, SPC’s investment portfolio acquired in the merger was recorded at its fair value as of the merger date of April 1, 2004 in accordance with purchase accounting, which reduced the Company’s reported average investment yield in the first nine months of 2005 when compared with the same 2004 period.

Fee income in the third quarter and first nine months of 2005 declined 9% and 5% when compared with the respective periods of 2004, as the National Accounts market, the primary source of the Company’s fee-based business, experienced increased competition as described in more detail in the Commercial segment discussion that follows.

Net pretax realized investment gains in the third quarter of 2005 totaled $39 million, compared with net pretax realized investment losses of $49 million in the same 2004 period.  Gains in the 2005 third quarter were driven by $33 million of gains related to U.S. Treasury futures, which are settled daily and are used to shorten the duration of the fixed maturity portfolio.  In addition, the Company realized a pretax gain of $15 million in the third quarter of 2005 from the sale of one real estate property.  These gains, and additional gains related to venture capital and common stock holdings, were partially offset by impairment losses of $34 million in the third quarter, the majority of which related to venture capital holdings.  Net pretax realized losses in the third quarter of 2004 were driven by impairment losses of $28 million, which were also centered in the venture capital portfolio.  For the nine months ended September 30, 2005, impairment losses totaled $85 million, which were substantially offset by realized gains related to the sale of venture capital holdings.  Net pretax realized investment losses of $36 million in the first nine months of 2004 were driven by impairment losses totaling $62 million, which were partially offset by gains generated primarily by the fixed maturity portfolio.

Consolidated gross and net written premiums were as follows:

	Three Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial	$2,644	$1,989	$2,854	$2,131
Specialty	1,654	1,480	1,640	1,451
Personal	1,732	1,627	1,635	1,572
Total	$6,030	$5,096	$6,129	$5,154

	Nine Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial	$7,876	$6,228	$7,866	$6,130
Specialty	5,103	4,179	3,781	3,183
Personal	4,880	4,685	4,634	4,497
Total	$17,859	$15,092	$16,281	$13,810

For the three months ended September 30, 2005, gross written premiums decreased 2% and net written premiums decreased 1% from the same period of 2004.  The decline in both gross and net premium volume was concentrated in the Commercial segment and was primarily the result of the planned non-renewal of business in runoff included in that segment.  The impact of the decline in premium volume in the runoff operations was partially offset by strong retention levels throughout the Company’s operations, and growth in new business levels in many of the Company’s underwriting businesses.  Rates, however, continued to moderate in the third quarter of 2005, reflecting increased competition and more aggressive pricing in the marketplace, particularly for new business.  Net written premiums in the third quarter and first nine months of 2005 were also reduced by the $119 million of reinstatement premiums discussed above.  For the nine months ended September 30, 2005, gross and net written premiums increased 10% and 9%, respectively, over the comparable 2004 amounts, primarily reflecting the impact of the merger.

In the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased in the Specialty segment.  Those changes resulted in an increase in ceded premiums in the first nine months of 2005 when compared with the same period of 2004.  The Company also made a modest adjustment to 2004 ceded written premiums to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded.  Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts.  This adjustment affected only the statistical disclosure of net written premiums on a quarter-by-quarter basis; it did not affect net written premium amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results or capital.  The adjustment was made to conform the statistical measurement of production – net written premiums – across the Company’s businesses.

Consolidated claims and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Claims and claim adjustment expenses	$4,361	$4,086	$10,685	$11,236
Amortization of deferred acquisition costs	830	820	2,423	2,151
General and administrative expenses	789	792	2,391	2,123
Interest expense	70	67	211	166
Total claims and expenses	$6,050	$5,765	$15,710	$15,676

Claims and claim adjustment expenses in the third quarter of 2005 included $1.41 billion of catastrophe losses, compared with $612 million of catastrophe losses in the same period of 2004.  Claims and claim adjustment expenses in the third quarter of 2005 also included $102 million of net favorable prior year reserve development, compared with $83 million of net unfavorable prior year reserve development in the same period of 2004.  The net favorable prior year reserve development in 2005 was concentrated in the Personal segment.  Claims and claim adjustment expenses in the third quarter of 2005 also reflected $34 million of additional improvement in current accident year non-catastrophe related loss experience as compared with the same period of 2004.  Catastrophe losses included in claims and expenses through the first nine months of 2005 totaled $1.45 billion, compared with $652 million in the same 2004 period.  Through the first nine months of 2005, net favorable prior year reserve development totaled $232 million, compared with net unfavorable prior year reserve development of $1.52 billion in the same 2004 period.

The net unfavorable prior year reserve development in the first nine months of 2004 primarily consisted of provisions recorded in the second quarter of the year related to: surety and construction reserves acquired in the merger; uncollectible reinsurance recoverables; a commutation agreement with a major reinsurer; the financial condition of a construction contractor; and environmental reserves.  The increase in the allowance for uncollectible reinsurance recoverables recognized a change in estimated disputes with reinsurers and was based upon the Company’s reinsurance strategy of reduced reinsurance utilization, including the cessation of ongoing business relationships with certain of SPC’s reinsurers, and aggressive collection of reinsurance recoverables.  Commutations are a complete and final settlement with a reinsurer that results in a discharge of all obligations of the parties to the terminated reinsurance agreement.  The majority of the unfavorable development was recorded in the Specialty segment.  Components of the second quarter 2004 unfavorable prior year reserve development are discussed in more detail in the respective segment discussions that follow.

Through the first nine months of 2005, the amortization of deferred acquisition costs was $272 million higher than in the same 2004 period, consistent with the increase in earned premiums and also reflecting the impact of the merger.

The $268 million increase in general and administrative expenses in the first nine months of 2005 compared with the same 2004 period primarily reflected the impact of the merger.  In addition, the 2005 nine-month total reflected investments made for process re-engineering and to support business growth and product development, primarily in the Personal segment, which were partially offset by the benefit of expense efficiencies achieved since the merger date.  The year-to-date 2004 total included a $62 million increase in the allowance for uncollectible amounts due from policyholders for loss-sensitive business (primarily high-deductible business).  This increase resulted from applying the Company’s credit-based methodology for determining uncollectible amounts to the recoverables acquired in the merger.  General and administrative expenses in the first nine months of 2004 also included $40 million of restructuring charges related to the merger.  Included in the 2005 and 2004 nine-month totals were $121 million and $96 million, respectively, of amortization expense related to finite-lived intangible assets acquired in the merger, and a benefit of $12 million and $47 million, respectively, associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables.

The increase in interest expense for the nine months ended September 30, 2005 over the same period of 2004 primarily reflected the additional interest expense on SPC debt assumed in the merger on April 1, 2004.

GAAP combined ratios (before policyholder dividends) for the Company’s insurance segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Loss and loss adjustment expense ratio	86.3%	75.8%	68.8%	79.9%
Underwriting expense ratio	29.9	28.0	29.1	28.1
GAAP combined ratio	116.2%	103.8%	97.9%	108.0%

Catastrophe losses accounted for 29.6 points and 10.0 points of the third quarter and year-to-date 2005 loss and loss adjustment expense ratios, respectively.  Catastrophe losses accounted for 11.6 points and 4.8 points of the loss and loss and loss adjustment expense ratios in the respective periods of 2004.  The loss and loss adjustment expense ratio for the third quarter of 2005 included a 2.0 point impact of net favorable prior year reserve development, whereas the third quarter 2004 ratio included a 1.6 point impact of net unfavorable prior year reserve development.  In addition, the third quarter 2005 loss and loss adjustment expense ratio reflected a 1.4 point impact of favorable current accident year non-catastrophe loss experience, compared with a 0.7 point favorable impact of such experience in the same period of 2004.  Through the first nine months of 2005, the loss and loss adjustment expense ratio included a 1.6 point impact of net favorable prior year reserve development, whereas the loss and loss adjustment expense ratio for the same period of 2004 included an 11.1 point impact from net unfavorable prior year reserve development.  The 1.9 point increase in the third quarter 2005 underwriting expense ratio compared with the same 2004 period reflected the impact of reinstatement premiums, earned premium declines primarily associated with runoff operations in the Commercial segment, increased commission expenses in the Personal segment and the impact of investments made for process re-engineering and to support business growth and product development, primarily in the Personal segment.  These factors were partially offset by expense efficiencies realized since the completion of the merger.  The 1.0 point increase in the year-to-date 2005 underwriting expense ratio over the same 2004 period primarily reflected the impact of the same factors described above.

Discontinued Operations

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004.  The divestiture was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion, including net pretax proceeds of $532 million in the third quarter of 2005.

In conjunction with these transactions, the Company recorded a pretax gain on disposal of $343 million ($223 million after-tax) for the nine months ended September 30, 2005, including a pretax gain on disposal of $131 million ($85 million after-tax) for the quarter ended September 30, 2005.  Additionally, the Company recorded a net operating loss from discontinued operations of $663 million for the nine months ended September 30, 2005, consisting primarily of $710 million of tax expense due to the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ net income for the nine months ended September 30, 2005.  The Company recorded net operating income from discontinued operations of $2 million for the three months ended September 30, 2005.

The assets and liabilities related to Nuveen Investments were removed from the respective lines of the Company’s consolidated balance sheet and reported under the caption “Net assets of discontinued operations” in the consolidated balance sheet at December 31, 2004.  The current and deferred tax liabilities generated by the difference between the Company’s tax basis and the GAAP basis of its investment in Nuveen Investments are reported on the Company’s consolidated balance sheet as part of the Company’s current and deferred tax liabilities and are not included in the “Net assets of discontinued operations” line item of the consolidated balance sheet.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s continuing operations are comprised of the following three segments: Commercial, Specialty and Personal.  Prior period results for these segments have been restated, to the extent practicable, to conform to these business segments.

Commercial

The Commercial segment offers a broad array of property and casualty insurance and insurance-related services to its clients.  Commercial is organized into the following three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations:

•                Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid- sized businesses for property products.

•                Select Accounts serves small businesses and offers property, liability, commercial auto and workers’ compensation insurance.

•                National Accounts is comprised of three distinct business units.  The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.  Beginning in the second quarter of 2005, National Accounts also includes the Company’s Discover Re operation, which provides property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captive reinsurers.  Discover Re’s results were reclassified to the Commercial segment from the Specialty segment to more closely align the segment reporting structure with the manner in which the Company’s business is managed after recent changes in the Company’s management structure.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international runoff operations; and policies written by the Company’s Gulf operation, which was placed into runoff during the second quarter of 2004.  These operations are collectively referred to as Commercial Other.

Results of the Company’s Commercial segment are summarized in the following table.  Prior period amounts and year-to-date 2005 amounts have been restated to reflect the reclassification of Discover Re from the Specialty segment to the Commercial segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues:
Earned premiums	$2,078	$2,364	$6,446	$6,506
Net investment income	483	424	1,461	1,266
Fee income	160	178	479	510
Other revenues	19	23	47	49
Total revenues	$2,740	$2,989	$8,433	$8,331

Total claims and expenses	$2,851	$2,736	$7,210	$7,056

Operating income (loss)	$(14)	$224	$964	$970

Loss and loss adjustment expense ratio	98.7%	80.4%	74.9%	72.9%
Underwriting expense ratio	31.0	27.5	29.3	27.6
GAAP combined ratio	129.7%	107.9%	104.2%	100.5%

The operating loss of $14 million for the third quarter of 2005 was $238 million lower than operating income of $224 million in the same 2004 period, driven by the significant hurricane losses described in the “Consolidated Overview” section herein.  The third quarter of 2005 included $563 million of after-tax cost of catastrophes, compared with after-tax cost of catastrophes of $185 million in the same period of 2004.  Through the first nine months of 2005, operating income of $964 million was slightly lower than in the same 2004 period.  Non-catastrophe current accident year loss trends in the Commercial segment in the third quarter and first nine months of 2005 remained favorable when compared with the respective prior year periods.  The after-tax cost of catastrophes through the first nine months of 2005 and 2004 were the same as the respective third quarters of each year, as there were no catastrophe losses incurred in the first six months of either year.

The $286 million decline in earned premiums in the third quarter of 2005 compared with the same 2004 period included a significant decline in runoff operations, where business is intentionally being non-renewed.  In addition, the reinstatement premiums described in the “Consolidated Overview” section herein reduced net earned premium volume in the third quarter of 2005 by $52 million.  Although net written premium volume in the third quarter of 2005 excluding the impact of reinstatement premiums was comparable with the same 2004 period, the remainder of the earned premium decline in the third quarter of 2005 reflected lower levels of net written premiums in the last half of 2004 and the first half of 2005.  Earned premium volume through the first nine months of 2005 was $60 million below the comparable total in the same period of 2004, reflecting the same factors influencing the decline in third quarter 2005 earned premiums, which were partially offset by the impact of the merger.

Net investment income in the third quarter of 2005 increased $59 million over the same 2004 period, primarily due to the increase in invested assets resulting from strong consolidated operational cash flows since the merger, an increase in short-term interest rates and strong returns from partnership investments.  Through the first nine months of 2005, the $195 million increase in net investment income over the same 2004 period reflected these factors, as well as the impact of the merger.  Net investment income for the nine months ended September 30, 2004 included $67 million of income resulting from the initial public trading of one investment.

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and self-insurance pools.  The decline in fee income in the third quarter and first nine months of 2005 compared with the same 2004 periods was primarily due to increased competition, including the loss of several large customers in 2005.

Claims and expenses for the third quarter of 2005 included $815 million of catastrophe losses (net of reinsurance), compared with net catastrophe losses of $286 million in the same 2004 period.  Net favorable prior year reserve development in the Commercial segment totaled $6 million in the third quarter of 2005, primarily due to unfavorable development related to the assumed reinsurance business in runoff being more than offset by favorable development in the Commercial Accounts and Select Accounts operations.  Net unfavorable prior year reserve development totaled $117 million in the same 2004 period.  Through the first nine months of 2005, net favorable prior year reserve development was $10 million, compared with net unfavorable prior year reserve development of $324 million in the same period of 2004.  Claims and expenses in the first nine months of 2004 included a $197 million addition to environmental reserves, a $152 million addition to the reserve for uncollectible reinsurance recoverables, $44 million from the commutation of agreements with a major reinsurer and other net unfavorable prior year reserve development of $156 million.  Partially offsetting the impact of these reserve increases in 2004 was favorable prior year loss development of $225 million related to fewer than expected claims from the September 11, 2001 terrorist attack.

The loss and loss adjustment expense ratio in the third quarter of 2005 included a 40.7 point impact from catastrophe losses, compared with a 12.1 point impact from catastrophe losses in the same 2004 period.  For the third quarter of 2005 and 2004, the impact of prior year reserve development on the loss and loss adjustment expense ratio was 0.3 points favorable and 4.9 points unfavorable, respectively. The loss and loss adjustment expense ratio for the first nine months of 2005 included a 13.1 point impact from catastrophe losses, compared with a 4.4 point impact from catastrophe losses in the same 2004 period.  For the first nine months of 2005 and 2004, the impact of prior year reserve development on the loss and loss adjustment expense ratio was 0.1 points favorable and 5.0 points unfavorable, respectively.

The underwriting expense ratio in the third quarter of 2005 was 3.5 points higher than the same quarter of 2004, primarily reflecting the earned premium declines associated with Gulf and other business in runoff and the 0.7 point impact of the $52 million in reinstatement premiums described in the “Consolidated Overview” section herein.  Through the first nine months of 2005, the underwriting expense ratio was 1.7 points higher than the comparable 2004 ratio, primarily reflecting the same factors influencing the third quarter ratio, which were partially offset by the favorable impact of expense management initiatives and personnel reductions in the Commercial Other sector.  The 2004 year-to-date underwriting expense ratio included the impact of merger-related restructuring charges and an increase in the allowance for uncollectible amounts due from policyholders.

Commercial’s gross and net written premiums by market were as follows:

	Three Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial Accounts	$1,247	$1,022	$1,257	$1,075
Select Accounts	685	652	677	653
National Accounts	693	298	711	290
Total Commercial Core	2,625	1,972	2,645	2,018
Commercial Other	19	17	209	113
Total Commercial	$2,644	$1,989	$2,854	$2,131

	Nine Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Commercial Accounts	$3,610	$3,217	$3,380	$3,039
Select Accounts	2,120	2,055	1,956	1,893
National Accounts	2,009	877	1,729	771
Total Commercial Core	7,739	6,149	7,065	5,703
Commercial Other	137	79	801	427
Total Commercial	$7,876	$6,228	$7,866	$6,130

Gross and net written premiums in the third quarter of 2005 declined 7% compared with the same period of 2004, with the decline concentrated in the runoff operations comprising Commercial Other, which was planned. In addition, 2005 net written premiums for Commercial Core operations was reduced by the $52 million of reinstatement premiums described in the “Consolidated Overview” section herein. In the Commercial Accounts market, business retention levels in the third quarter of 2005 improved over the same period of 2004, and were consistent with the first half of 2005. New business levels in the third quarter grew over the same period of 2004 and were consistent with the first half of 2005. Renewal price changes in Commercial Accounts were slightly lower than the same 2004 period and consistent with the last several quarters. In the Select Accounts market, business retention levels in the third quarter of 2005 remained very strong and grew over the first half of 2005 and the third quarter of 2004. Renewal price changes in Select Accounts remained positive in the third quarter of 2005, but were below renewal price changes in the first half of 2005. New business levels in Select Accounts grew slightly over the third quarter of 2004 and were slightly higher than in the first half of 2005. In National Accounts, gross written premiums in the third quarter of 2005 declined 3% compared with the same period of 2004, reflecting increasingly competitive pricing conditions. Net written premiums, however, increased 3% over the third quarter of 2004, reflecting a decline in reinsurance purchased. Through the first nine months of 2005, the increase in gross and net written premium volume in the entire Commercial segment over the same period of 2004 primarily reflected the impact of the merger.

The significant decline in Commercial Other premium volume in the third quarter and first nine months of 2005 compared with the same periods of 2004 was primarily due to intentional non-renewals in the runoff operations comprising this category.

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

In August 2005, the Company announced that it had reached a definitive agreement to sell its Personal Catastrophe Risk business. The transaction closed on November 1, 2005, and accordingly, the Company will report a net pretax realized gain of approximately $20 million in the fourth quarter of 2005. In accordance with terms of the agreement, the Company retained responsibility for the pre-sale loss and loss adjustment expense reserves related to this business. The impact of this transaction will not be material to the Company’s ongoing operations.

Results of the Company’s Specialty segment are summarized in the following table. Prior period amounts and year-to-date 2005 amounts have been restated to reflect the reclassification of Discover Re from the Specialty segment to the Commercial segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues:
Earned premiums	$1,388	$1,466	$4,293	$3,152
Net investment income	204	149	547	329
Fee income	9	8	26	19
Other revenues	2	7	22	12
Total revenues	$1,603	$1,630	$4,888	$3,512

Total claims and expenses	$1,419	$1,578	$4,157	$4,734

Operating income (loss)	$130	$38	$524	$(780)

Loss and loss adjustment expense ratio	69.7%	74.5%	64.5%	115.3%
Underwriting expense ratio	31.7	32.2	31.6	34.0
GAAP combined ratio	101.4%	106.7%	96.1%	149.3%

Operating income of $130 million in the third quarter of 2005 was $92 million higher than operating income in the third quarter of 2004. The significant increase over 2004 was primarily due to strong net investment income, improved current accident year results in several domestic businesses (particularly Bond) and lower commission rates in certain business units. Operating results in the third quarter of 2005 included $129 million of after-tax cost of catastrophes (including reinstatement premiums), compared with after-tax cost of catastrophes of $125 million in the same 2004 period. Through the first nine months of 2005, operating income was $1.30 billion higher than in the same period of 2004, reflecting improved non-catastrophe related loss experience throughout the Specialty segment in 2005 and the impact in the 2004 year-to-date period of $931 million of net after-tax unfavorable prior year reserve development, and other charges that are discussed in more detail below.

Earned premiums in the third quarter of 2005 declined $78 million from the same 2004 period, primarily reflecting the impact of $46 million in reinstatement premiums related to the hurricane losses described in the “Consolidated Overview” section herein. Earned premium volume excluding the reinstatement premium impact was also down from the third quarter of 2004, driven by declines in Construction and Bond, which were partially offset by an increase in Financial and Professional Services. The Construction decline primarily reflected the impact of the now-completed process of aligning the Construction underwriting profile of the two predecessor companies, whereas the Bond decline primarily reflected a change in the structure of reinsurance in that operation. The increase in Financial and Professional Services earned premiums reflected the impact of new business, and business previously written in the Company’s Gulf operation. International earned premiums were also down when compared with the third quarter of 2004, driven by the planned non-renewal of certain classes of personal insurance business at Lloyd’s. Domestic earned premiums totaled $1.13 billion in the third quarter of 2005, compared with $1.16 billion in the same period of 2004. International earned premiums for the same periods were $255 million and $304 million, respectively. For the nine months ended September 30, 2005, earned premium growth of $1.14 billion in the Specialty segment over the same period of 2004 primarily reflected the impact of the merger.

Third quarter 2005 net investment income of $204 million grew $55 million over the same period of 2004, primarily driven by the increase in invested assets over the last twelve months resulting from strong consolidated operational cash flows and an increase in short-term interest rates. For the first nine months of 2005, the $218 million increase in net investment income over the same period of 2004 reflected the increase in invested assets, as well as the impact of the merger.

Claims and expenses in the third quarter of 2005 included $123 million of catastrophe losses, compared with catastrophe losses of $179 million in the same 2004 period. Catastrophe losses in both periods were driven by the hurricanes described in the “Consolidated Overview” section herein. Catastrophe losses included in claims and expenses for the first nine months of 2005 and 2004 totaled $142 million and $179 million, respectively. Net favorable prior year reserve development in the third quarter of 2005 totaled $13 million, compared with net unfavorable development of $3 million in the same 2004 period. Through the first nine months of 2005, net unfavorable prior year reserve development totaled $56 million. In the first nine months of 2004, claims and expenses included $1.44 billion of unfavorable prior year reserve development, including provisions to increase the estimate of the acquired net construction reserves by $500 million and the acquired net surety reserves in the Company’s Bond operation by $300 million, and a $252 million loss provision related to the financial condition of a construction contractor. The following discussion provides more information regarding the net unfavorable prior year loss development related to these items in 2004, as well as other net reserving actions.

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

Surety Reserves

Beginning on April 1, 2004, upon completion of the merger of TPC and SPC, personnel from the predecessor companies were able to share detailed SPC policyholder information, including underwriting, claim and actuarial files, related to surety reserves. Access to this detailed information enabled the Company to perform a claim-by-claim review of reserves and claims handling strategies during the second quarter of 2004 using the combined expertise of claims adjusters from the legacy companies. This type of review involves considerable judgment, especially with respect to the economic outlook within which claims will be settled, estimates for dates of loss occurrence and evaluations of IBNR exposures for each insured. For example, as a result of the detailed information obtained concerning contractors with reported claims, the Company considered whether or not losses were incurred but not yet reported on one or more additional projects for each contractor examined.

Also on April 1, 2004, the Company began to use this detailed information to compare SPC’s assumptions, judgments and actuarial methods that were underlying the acquired reserves with the Company’s assumptions, judgments and actuarial methods. Similarities and differences were found to exist. Similarities included, but were not limited to, recognizing claim reserves when it was determined that contractors and commercial surety insureds were in default and thereby unable to meet their obligations, estimating initial IBNR provisions, and periodically re-evaluating, at least quarterly, the adequacy of the reserves established based on actual claims recorded and revised estimates of IBNR. Differences included judgments and methods related to determining IBNR development factors and expected salvage, among others.

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

Also during the last half of the second quarter of 2004, a participating co-surety on this exposure announced that insurance regulators had approved its submitted run-off plan.  Based upon industry’s knowledge of the co-surety’s run-off plan and the Company’s analysis of its financial condition, the Company concluded that it was unlikely to collect the full amount projected to be owed by the co-surety and established an appropriate level of reserves.  In the second quarter of 2005, the Company reached a settlement with the co-surety whereby the co-surety made a payment to the Company and was released from further financial obligations to the Company in connection with the specific construction exposure.  The settlement payment, coupled with the previously established co-surety reserves, approximated the current estimate of the co-surety’s share of the bonded losses related to this exposure.

Year-to-date results in 2004 also included a $109 million charge related to the commutation of agreements with a major reinsurer; a $217 million charge to increase the allowances for estimated amounts due from reinsurance recoverables, policyholder receivables and a co-surety on the specific construction contractor claim discussed above; and other net charges totaling $55 million.

The loss and loss adjustment expense ratio for the third quarter of 2005 included a 10.9 point impact from catastrophe losses, whereas the comparable 2004 ratio included a 12.4 point impact from catastrophe losses.  Through the first nine months of 2005, catastrophe losses accounted for 4.0 points of the loss and loss adjustment expense ratio, compared with 5.8 points in the same 2004 period.  The loss and loss adjustment expense ratio for the third quarter of 2005 also included a 0.9 point benefit from favorable prior year reserve development, whereas the comparable 2004 ratio impact from unfavorable prior year reserve development was minimal.  Through the first nine months of 2005 and 2004, net unfavorable prior year reserve development accounted for 1.3 points and 45.7 points, respectively, of the loss and loss adjustment expense ratios.

The 2005 third quarter and year-to-date underwriting expense ratios improved 0.5 points and 2.4 points, respectively, over the same periods of 2004.  The reinstatement premiums described in the “Consolidated Overview” section herein had a negative impact of 1.0 point on the third quarter 2005 underwriting expense ratio, whereas the impact on the 2005 year-to-date underwriting expense ratio was minimal.  The improvement in the 2005 underwriting expense ratios reflected the impact of expense management initiatives since the completion of the merger.  In addition, the year-to-date 2004 underwriting expense ratio was negatively impacted by $65 million of reinstatement premiums related to the surety charges discussed previously, as well as a provision to increase the allowance for estimated amounts due from policyholder receivables and merger-related restructuring costs.

Specialty’s gross and net written premiums by market were as follows:

	Three Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Construction	$178	$179	$196	$194
Bond	416	391	412	378
Financial and Professional Services	252	247	224	221
Other	526	440	518	416
Total Domestic Specialty	1,372	1,257	1,350	1,209
International Specialty	282	223	290	242
Total Specialty	$1,654	$1,480	$1,640	$1,451

	Nine Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Construction	$699	$690	$606	$594
Bond	1,188	922	1,060	824
Financial and Professional Services	686	599	415	405
Other	1,519	1,185	974	757
Total Domestic Specialty	4,092	3,396	3,055	2,580
International Specialty	1,011	783	726	603
Total Specialty	$5,103	$4,179	$3,781	$3,183

Gross and net written premiums in the third quarter of 2005 increased 1% and 2%, respectively, over comparable written premium volume in the same 2004 period.  The modest increase in gross and net written premiums in the third quarter of 2005 was primarily driven by growth in the Financial & Professional Services and Bond operations, which was somewhat offset by the impact of the now-completed process of aligning the Construction underwriting profile of the two predecessor companies.  In the third quarter of 2005, approximately $31 million of gross written premiums previously written in the Company's Gulf operation in the Commercial segment were written in Financial and Professional Services, compared with $36 million of gross written premiums in the same 2004 period.  Net written premiums in the third quarter and first nine months of 2005 were reduced by the $46 million of reinstatement premiums related to catastrophe losses that are described in more detail in the “Consolidated Overview” section herein.  In Domestic Specialty operations, and International Specialty operations excluding Lloyd’s, business retention levels were higher than in the same period of 2004 and in the first half of 2005.  New business levels in Domestic Specialty operations were higher than in the third quarter of 2004 and consistent with the first half of 2005.  In International Specialty operations excluding Lloyd’s, new business levels in the third quarter of 2005 were lower than in the same 2004 period, but consistent with the first half of 2005.  Renewal price changes in Domestic Specialty operations, while still positive, were down from the third quarter of 2004 and the first half of 2005.  Through the first nine months of 2005, gross and net written premiums grew 35% and 31%, respectively, over the same 2004 period, primarily reflecting the impact of the merger.  As discussed previously, in the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased in the Specialty segment.  Those changes resulted in a slight increase in ceded premiums in the first nine months of 2005 over what would have been ceded prior to the changes being implemented.

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

Results of the Company’s Personal segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues:
Earned premiums	$1,511	$1,439	$4,466	$4,104
Net investment income	112	92	337	330
Other revenues	24	22	71	66
Total revenues	$1,647	$1,553	$4,874	$4,500

Total claims and expenses	$1,705	$1,374	$4,121	$3,681

Operating income (loss)	$(25)	$127	$526	$561

Loss and loss adjustment expense ratio	84.5%	69.5%	64.2%	63.6%
Underwriting expense ratio	26.8	24.5	26.5	24.5
GAAP combined ratio	111.3%	94.0%	90.7%	88.1%

The third quarter 2005 operating loss of $25 million was $152 million lower than operating income of $127 million in the same 2004 period.  The decline was primarily due to the significant losses incurred in the third quarter of 2005 resulting from Hurricanes Katrina and Rita, which are discussed in more detail in the “Consolidated Overview” section herein.  Operating results in the third quarter of 2005 included $317 million of after-tax cost of catastrophes, all of which resulted from those hurricanes.  The after-tax cost of catastrophes in the third quarter of 2004 totaled $92 million.  Through the first nine months of 2005, operating income of $526 million was $35 million, or 6%, lower than operating income in the same period of 2004.  Operating results in the first nine months of 2005 included $332 million of after-tax cost of catastrophes, compared with after-tax cost of catastrophes of $121 million in the same 2004 period.  The Personal segment benefited from after-tax favorable prior year reserve development of $181 million and $155 million in the first nine months of 2005 and 2004, respectively.

Earned premiums in the third quarter and first nine months of 2005 increased 5% and 9%, respectively, over the same periods of 2004, reflecting continued strong business retention levels, strong new business volumes and renewal price increases over the last twelve months.  Earned premiums in the third quarter and first nine months of 2005 were reduced by $21 million of catastrophe-related reinstatement premiums described in the “Consolidated Overview” section herein.

Net investment income in the third quarter of 2005 increased $20 million, or 22%, over the same 2004 period, primarily due to the increase in invested assets resulting from strong consolidated operational cash flows since the merger, an increase in short-term interest rates and strong returns from partnership investments.  Through the first nine months of 2005, net investment income of $337 million increased $7 million, or 2%, over the same period of 2004.  Net investment income in the prior year nine-month period included $38 million of income resulting from the initial public trading of one investment.

Claims and expenses in the third quarter and first nine months of 2005 included catastrophe losses of $467 million and $490 million respectively, compared with catastrophe losses of $142 million and $186 million in the respective periods of 2004.  Catastrophe losses in both years were driven by the hurricanes described in the “Consolidated Overview” section herein.  Net favorable prior year reserve development in the third quarter and first nine months of 2005 was $83 million and $278 million, respectively, compared with net favorable prior year reserve development of $37 million and $238 million in the respective periods of 2004.  The favorable prior year development in 2005 and 2004 was primarily driven by further declines in the frequency of non-catastrophe related losses.  The third quarters of both 2005 and 2004 also reflected the recognition of lower current accident year frequency of non-catastrophe related claims in the Homeowners and Other line of business and an improvement in frequency trends in the Automobile line of business.  Claims and expenses in 2005 also reflected increased agent profit sharing expenses and continued process re-engineering investments targeted to improve loss severity, as well as investments in personnel, technology and infrastructure designed to sustain and accelerate profitable growth.

The loss and loss adjustment expense ratio for the third quarter and first nine months of 2005 included a 31.7 point and 11.3 point impact from catastrophe losses, whereas the comparable 2004 ratios included a 9.9 point and 4.5 point impact from catastrophe losses.  The impact from net favorable prior year reserve development in the third quarter of 2005 was 5.5 points, compared with 2.6 points in the same 2004 period.  Through the first nine months of 2005 and 2004, the net favorable impact of prior year reserve development was 6.3 points and 5.8 points, respectively.

The 2.3 point and 2.0 point increases in the underwriting expense ratio for the third quarter and first nine months of 2005, respectively, compared with the respective periods of 2004 reflected an increase in commission expenses and an increase in other insurance expenses.  The increase in commissions reflected a changing product mix and higher agent profit sharing expenses driven by continued profitable results.  The increase in other insurance expenses reflected the impact of continued process re-engineering investments and investments in personnel, technology and infrastructure to support business growth and product development.  In addition, reinstatement premiums reduced earned premium volume by $21 million for the third quarter and first nine months of 2005, resulting in a 0.4 point and 0.1 point negative impact on the respective periods’ underwriting expense ratio.

Personal’s gross and net written premiums by product line were as follows:

	Three Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Automobile	$910	$897	$897	$884
Homeowners and Other	822	730	738	688
Total Personal	$1,732	$1,627	$1,635	$1,572

	Nine Months Ended September 30,
	2005		2004
(in millions)	Gross	Net	Gross	Net

Automobile	$2,668	$2,629	$2,651	$2,624
Homeowners and Other	2,212	2,056	1,983	1,873
Total Personal	$4,880	$4,685	$4,634	$4,497

Gross and net written premiums in the third quarter of 2005 increased 6% and 4%, respectively, over the same period of 2004.  For the first nine months of 2005, gross and net written premiums increased 5% and 4%, respectively, over the same period of 2004.  Growth in 2005 was concentrated in the Homeowners and Other product line, driven by continued renewal price increases and unit growth.  Retention levels in both the Automobile and Homeowners and Other lines of business remained strong, and were consistent with the third quarter of 2004 and the first half of 2005.  In the Automobile line, renewal price increases in the third quarter of 2005 remained positive, but declined when compared with the same period of 2004 and the first half of 2005.  However, new business levels in the third quarter of 2005 in the Automobile line increased over the first half of 2005, primarily due to the introduction of the Company’s new multivariate pricing product in selected states.  Net written premiums in the third quarter and first nine months of 2005 were reduced by $21 million of catastrophe-related reinstatement premiums described in the “Consolidated Overview” section herein.

The Personal segment had approximately 6.5 million and 6.2 million policies in force at September 30, 2005 and 2004, respectively.  In the Automobile line of business, policies in force at September 30, 2005 increased 2% over the same date in 2004.  Policies in force in the Homeowners and Other line of business at September 30, 2005 grew by 6% over the same date in 2004.  Effective in the first quarter of 2005, homeowners and other policies in force include certain endorsements that had previously not been counted as separate policies.  Prior year periods were restated to conform to the current year presentation.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Revenues	$13	$6	$5	$9
Net after-tax expense	$(41)	$(46)	$(139)	$(131)

The increase in revenues for the third quarter of 2005 compared with the same 2004 period was primarily due to increased net investment income derived from the investment of funds received upon the divestiture of Nuveen Investments.  The decrease in revenues in the first nine months of 2005 compared with the same 2004 period was driven by the amortization of the discount on forward contracts related to the divestiture of the Company’s interest in Nuveen Investments, which was classified as an investment expense and reduced net investment income allocated to Interest Expense and Other.  The decrease in net after-tax expense for Interest Expense and Other for the third quarter of 2005 compared with the same period of 2004 was primarily due to a reduction in non-interest related expenses and the increase in net investment income.  The increase in net after-tax expense for the first nine months of 2005 compared with the same 2004 period was primarily due to incremental interest expense on debt assumed in the merger, partially offset by the absence of the non-recurring merger-related charges and a reduction in non-interest related other expenses in 2005.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  As a result, the Company continues to experience a significant number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket.  This trend, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company.  In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. (Also see “Part II — Other Information — Legal Proceedings”).  These trends are expected to continue in the near term.  As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries.  The Company anticipates the filing of other direct actions against insurers, including the Company, in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.  The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.  Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court.  If the rulings of the bankruptcy court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending claims against it of this nature. (Also, see “Part II — Other Information, Item 1 — Legal Proceedings.”)

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the exposure presented by each policyholder on a policyholder-by-policyholder basis.  In the course of this evaluation, the Company considers the following: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.  When the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections.  Conventional actuarial methods are not utilized to establish asbestos reserves.  The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Net asbestos losses and expenses paid in the first nine months of 2005 were $264 million, compared with $199 million in the same period of 2004.  Approximately 36% in the first nine months of 2005 and 15% in the first nine months of 2004 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements that would limit the Company’s liability.  The increase in net payments in 2005 over 2004 was primarily driven by inclusion of the SPC business for the full nine-month period in 2005 and substantial reinsurance recoveries in the third quarter of 2004.  These recoveries related to gross payments made in prior quarters.  At September 30, 2005, net asbestos reserves totaled $3.67 billion, compared with $3.11 billion at September 30, 2004.  The increase in reserves was driven by a provision to strengthen reserves in the fourth quarter of 2004.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2005	2004

Beginning reserves:
Direct	$4,775	$3,782
Ceded	(843)	(805)
Net	3,932	2,977
Reserves acquired:
Direct	—	502
Ceded	—	(191)
Net	—	311
Incurred losses and loss expenses:
Direct	—	9
Ceded	—	(3)
Net	—	6
Accretion of discount:
Direct	1	13
Ceded	—	—
Net	1	13
Losses paid:
Direct	364	330
Ceded	(100)	(131)
Net	264	199
Ending reserves:
Direct	4,412	3,976
Ceded	(743)	(868)
Net	$3,669	$3,108

See “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

In its review of environmental reserves, the Company considers the following: the exposure presented by each policyholder and the anticipated cost of resolution, if any; the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up action for both on- and off-site waste disposal activities; the potential for adverse development and additional new claims beyond previous expectations; and the potential higher costs for new settlements.  Based on these trends, developments and management judgment, the Company recorded a pretax charge of $290 million, net of reinsurance, in 2004 to increase environmental reserves due to revised estimates of costs related to settlement initiatives.

At September 30, 2005, approximately 76%, or approximately $332 million, of the net environmental reserve was carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company had not received any specific claims as well as for the anticipated cost of resolving coverage disputes relating to these claims.  The balance, approximately 24%, or approximately $105 million, of the net environmental reserve consisted of case reserves.  The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims.

Gross paid losses in the first nine months of 2005 were $208 million, compared with $144 million for the same period in 2004.  This increase was due to the inclusion of the SPC business for the entire period in 2005 and a significant settlement with one policyholder.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addresses the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.  The first two of three payments were made during the first six months of 2005, while the final payment will be paid in 2006.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30 in millions)	2005	2004

Beginning reserves:
Direct	$725	$331
Ceded	(84)	(41)
Net	641	290
Reserves acquired:
Direct	—	271
Ceded	—	(58)
Net	—	213
Incurred losses and loss expenses:
Direct	—	243
Ceded	—	(37)
Net	—	206
Losses paid:
Direct	208	144
Ceded	(4)	(38)
Net	204	106
Ending reserves:
Direct	517	701
Ceded	(80)	(98)
Net	$437	$603

See “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2005 were appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, these reserves are subject to revision as new information becomes available and as claims develop.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the existence and/or amount of available coverage for asbestos and/or environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims.  In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated.  This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.  As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders to be completed in the fourth quarter of 2005, the Company continues to study the implications of these and other developments.  Also see “Part II — Other Information, Item 1 — Legal Proceedings.”

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  The timing and amount of catastrophe claims are inherently unpredictable.  Such claims, including those associated with Hurricanes Katrina and Rita, increase liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.  Additionally, the volatility of asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities from continuing operations totaled $3.11 billion and $4.05 billion in the first nine months of 2005 and 2004, respectively.  The 2004 total included $867 million of cash proceeds received pursuant to the commutation of specific reinsurance agreements described previously.  Excluding the impact of these commutations, net cash flows provided by operating activities from continuing operations were comparable in the first nine months of 2005 and 2004.

Net cash flows used in investing activities from continuing operations totaled $4.88 billion in the first nine months of 2005, compared with $3.56 billion in the same 2004 period.  Funds in both years were invested predominantly in tax-exempt fixed maturity securities.

The Company’s cash flows in the first nine months of 2005 included $2.40 billion of pretax proceeds (after underwriting fees and transaction costs) from the divestiture of its equity interest in Nuveen Investments.  Of this amount, $405 million was received directly by the Company’s insurance subsidiaries, and the remainder was received directly by the holding company.  Of the proceeds received directly by the holding company, $1.225 billion was contributed to the capital of the Company’s insurance subsidiaries, with the remainder available for general corporate purposes.  The Company’s insurance subsidiaries did not pay any dividends to the holding company in the third quarter of 2005, as the liquidity needs of the holding company were met through the retained proceeds from the Nuveen Investments divestiture, combined with the third quarter 2005 proceeds of $442 million from the settlement of the forward purchase contracts for the Company’s common stock related to equity units issued in 2002.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The average duration of fixed maturities and short-term securities was 3.9 years as of September 30, 2005, compared with 4.1 years at December 31, 2004.

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

At September 30, 2005, total cash, short-term invested assets and other readily marketable securities aggregating $1.46 billion were held at the holding company level.  These assets were primarily funded by dividends received from the Company’s operating subsidiaries in the first half of 2005, proceeds from the divestiture of Nuveen Investments in the second and third quarters of 2005, and proceeds in the third quarter of 2005 from the issuance of common stock related to the settlement of the Company’s equity unit forward purchase contracts (described in more detail below).  As noted above, the holding company contributed $1.225 billion of the Nuveen Investment proceeds to the capital of its insurance subsidiaries in the third quarter of 2005.  The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company.  These liquidity requirements primarily include shareholder dividends and debt service.

Net cash flows used in financing activities from continuing operations totaled $445 million in the first nine months of 2005, compared with $586 million in the same 2004 period.  Dividends paid to shareholders totaled $467 million and $493 million in the first nine months of 2005 and 2004, respectively.  During the first nine months of 2005, the Company funded the maturity of its $238 million 7.875% senior notes, its $79 million 7.125% senior notes, and $99 million of its medium-term notes bearing interest rates ranging from 6.60% to 7.09%.  In addition, commercial paper borrowings declined by $102 million from year-end 2004.  On October 25, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share, which is payable December 30, 2005 to shareholders of record on December 9, 2005.

In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $442 million.  Each equity unit initially consisted of a forward purchase contract for the Company’s common stock, which matured in August 2005, and an unsecured $50 senior note of the Company (maturing in 2007).  Total annual distributions on the equity units were at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%.  Holders of the equity units had the opportunity to participate in a required remarketing of the senior note component.  The initial remarketing date was May 11, 2005.  On that date, the notes were successfully remarketed, and the interest rate on the notes was reset to 5.01%, from 5.25%, effective May 16, 2005.  The remarketed notes mature on August 16, 2007.  The forward purchase contract required the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005.  The number of shares purchased was determined based on a formula that considered the average closing price of the Company’s common stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering.  On the August 16, 2005 settlement date, the Company issued 15.2 million common shares and received total proceeds of $442 million.

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities.  A maximum of $2.61 billion will be available in 2005 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries.  The Company received $757 million of dividends from its insurance subsidiaries during the first nine months of 2005.

The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement.  In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions.  The new agreement replaced and consolidated the Company’s three prior bank credit agreements that had collectively provided the Company access to $1.0 billion of bank credit lines.  Pursuant to covenants in the new agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control.  At September 30, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.  Pursuant to the terms of the revolving credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions.  There was no amount outstanding under the credit agreement as of September 30, 2005.

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods.  If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger.  In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding.  That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired.  That amortization, which totaled $45 million in the first nine months of 2005, reduced reported interest expense.

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

On September 29, 2005, Fitch affirmed all ratings of The St. Paul Travelers Companies, Inc., including the A- long-term issuer rating; the A- rating on the Company’s senior unsecured notes; and the BBB+ ratings on the Company’s subordinated notes and capital securities.  Additionally, Fitch affirmed the AA- insurer financial strength (IFS) ratings on members of the St. Paul Travelers Reinsurance Pool.  The rating outlooks are stable.

The following table summarizes the current claims-paying (or financial strength) ratings of the St. Paul Travelers Reinsurance Pool, Travelers C&S of America, Gulf Insurance Group, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A. and St. Paul Guarantee Insurance Company by A.M. Best, Moody’s, S&P and Fitch as of November 3, 2005.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

(a)       The St. Paul Travelers Reinsurance Pool consists of:  The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, CT, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance Company, Athena Assurance Company, St. Paul Protective Insurance Company, St. Paul Medical Liability Insurance Company, Discover Property and Casualty Insurance Company, Discover Specialty Insurance Company, and United States Fidelity and Guaranty Company.

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

There are also risks which impact the estimation of ultimate costs for catastrophes.  For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves.  Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses, the effect of mold damage and business interruption costs; and reinsurance collectibility.  The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to the Company in estimating reserves.  The estimates related to catastrophes are adjusted as actual claims emerge.

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation, which aggregated $4.11 billion at September 30, 2005.  While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition.  See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

The Company acquired SPC’s runoff health care reserves in the merger, which are included in the General Liability product line in the table below.  SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed.  SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed track three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim.  These three indicators are related such that if one deteriorates, improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The Company’s current view is that it has recorded a reasonable reserve for its medical malpractice exposures as of September 30, 2005.

Claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2005			December 31, 2004
(in millions)	Case	IBNR	Total	Case	IBNR	Total

General liability	$8,489	$11,691	$20,180	$8,445	$12,232	$20,677
Property	1,240	1,868	3,108	1,534	1,359	2,893
Commercial multi-peril	1,922	3,125	5,047	1,979	2,216	4,195
Commercial automobile	2,703	2,047	4,750	2,817	1,966	4,783
Workers’ compensation	8,600	6,459	15,059	8,313	6,658	14,971
Fidelity and surety	1,280	675	1,955	1,216	845	2,061
Personal automobile	1,448	1,182	2,630	1,484	1,219	2,703
Homeowners and personal – other	459	1,123	1,582	470	523	993
International and other	3,081	3,109	6,190	2,934	2,774	5,708
Property-casualty	29,222	31,279	60,501	29,192	29,792	58,984
Accident and health	75	10	85	76	10	86
Claims and claim adjustment expense reserves	$29,297	$31,289	$60,586	$29,268	$29,802	$59,070

The $1.52 billion increase in claims and claim adjustment expense reserves since December 31, 2004 reflected the impact of the significant catastrophe losses incurred in the third quarter of 2005.  That increase in reserves was partially offset by claim and claim expense payments from runoff operations, declines in reserves due to loss payouts for the third quarter 2004 hurricanes and the September 11, 2001 terrorist attack, and favorable non-catastrophe loss experience.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril, and International and other lines in the summary table.  See “Asbestos Claims and Litigation,” “Environmental Claims and Litigation,” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” sections in this report for a discussion of asbestos and environmental reserves.

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

Property casualty insurance policies are either written on a claims-made or on an occurrence basis.  Policies written on a claims-made basis require that claims be reported during the policy period.  Policies that are written on an occurrence basis require that the insured demonstrate that a loss occurred in the policy period, even if the insured reports the loss many years later.

Most general liability policies are written on an occurrence basis.  These policies are subject to substantial loss development over time as facts and circumstances change in the years following the policy issuance.  The use of the occurrence form accounts for much of the reserve development in asbestos and environmental exposures, and it is also used to provide coverage for construction general liability, including construction defect.  Occurrence-based forms of insurance for general liability exposures require substantial projection of various trends, including future inflation and judicial interpretations and societal litigation dynamics, among others.

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

A major component of the claim tail is the reporting lag.  The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating IBNR inherently more uncertain.  In addition, the greater the reporting lag the greater the proportion of IBNR claims to the total claim liability for the product line.  Writing new products with material reporting lags can result in adding several years’ worth of IBNR claim exposure before the reporting lag exposure becomes clearly observable, thereby increasing the risk associated with pricing and reserving such products.  The most extreme example of claim liabilities with long reporting lags are asbestos claims.  A more recent but less extreme example is automobile leasing residual value coverage.

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

	As of
(in millions)	September 30, 2005	December 31, 2004
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$14,308	$13,367
Allowance for uncollectible reinsurance	(796)	(751)
Net reinsurance recoverables	13,512	12,616
Mandatory pools and associations	2,047	2,497
Structured settlements	3,893	3,941
Total reinsurance recoverables	$19,452	$19,054

The $941 million increase in gross reinsurance recoverables over year-end 2004 was primarily due to amounts recoverable related to Hurricanes Katrina and Rita.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.  The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.  In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers.  Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company’s rights and obligations under the various reinsurance agreements.  The Company employs dedicated specialists and aggressive strategies to manage reinsurance collections and disputes.

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

Impairment charges included in net pretax realized investment gains and losses were as follows:

	2005
(in millions)	1st Quarter	2nd Quarter	3rd Quarter

Fixed maturities	$3	$2	$5
Equity securities	—	—	—
Venture capital	6	40	29
Real estate and other	—	—	—
Total	$9	$42	$34

	2004
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fixed maturities	$6	$8	$9	$2
Equity securities	3	—	2	—
Venture capital	—	14	12	14
Real estate and other	2	1	5	2
Total	$11	$23	$28	$18

For the three months and nine months ended September 30, 2005, the Company recognized other-than-temporary impairments of $5 million and $10 million, respectively, in the fixed income portfolio related to various issuers with credit risk associated with the issuer’s deteriorated financial position.

For the three months ended September 30, 2005, the Company realized impairments of $29 million in its venture capital portfolio on 14 holdings, three of which had also been impaired in the first six months of the year.  The year-to-date impairment loss total of $75 million included losses related to those 14 holdings, plus five additional holdings.  One of the holdings was partially impaired due to new financings at less than favorable rates.  Two of the holdings are public securities whose cost basis are not anticipated to be recovered over the expected holding period.  One of the holdings was impaired due to the liquidation of the entity, and the remaining holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product).  The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

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

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at September 30, 2005:

(in millions)	Carrying Value

Investment partnerships, including hedge funds	$1,756
Fixed income securities	364
Equity investments	123
Real estate partnerships and joint ventures	134
Venture capital	429
Total	$2,806

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2005, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total

Fixed maturities	$1	$—	$—	$—	$1
Equity securities	—	—	—	—	—
Venture capital	—	—	—	—	—
Total	$1	$—	$—	$—	$1

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions.  Further, unrealized investment losses as of September 30, 2005 represented less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At September 30, 2005, non-investment grade securities comprised 3% of the Company’s fixed income investment portfolio.  Included in those categories at September 30, 2005 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $793 million and a fair value of $767 million, resulting in a net pretax unrealized loss of $26 million.  These securities in an unrealized loss position represented less than 2% of the total amortized cost and less than 2% of the fair value of the fixed income portfolio at September 30, 2005, and accounted for 6% of the total pretax unrealized loss in the fixed maturity portfolio.

Following are the pretax realized losses on investments sold during the three months ended September 30, 2005:

(in millions)	Loss	Fair Value

Fixed maturities	$21	$677
Equity securities	—	4
Other	—	2
Total	$21	$683

Following are the pretax realized losses on investments sold during the nine months ended September 30, 2005:

(in millions)	Loss	Fair Value

Fixed maturities	$88	$2,454
Equity securities	8	155
Other	17	203
Total	$113	$2,812

Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions.  The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

OTHER MATTERS

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax).  The Company recorded these adjustments as charges in its income statement in the second quarter of 2004.  Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information relating to these adjustments, and the dialogue is ongoing.  Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger.  After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the

Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004 and September 30, 2005, in each case by the approximate after-tax amount of the charge.  The effect on tangible shareholders’ equity at December 31, 2004 and September 30, 2005 would not be material.  Additionally, if such adjustments were made, there would be changes to the amounts recorded for the affected items in purchase accounting and, accordingly, the Company’s balance sheet as of April 1, 2004 would reflect those changes.

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

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest.  In order for a loss to be covered under the Program (subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act.  The Terrorism Act generally requires that all commercial property casualty insurers licensed in the United States participate in the Program.  The Program terminates on December 31, 2005.  Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 90% of subject losses, after an insurer deductible, subject to an annual cap.  In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year.  The deductible under the Program is 15% for 2005.  The Program also contains an annual cap that limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap.  The Company’s estimated deductible under this federal program is $2.51 billion for 2005.  The Company had no terrorism-related losses in the first nine months of 2005, or during the years ended December 31, 2004 and 2003.  If the Program is not renewed for periods after January 1, 2006, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies, including policies written in 2005 for which the period of coverage extends into 2006.  Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial condition and/or liquidity in future periods, particularly if the Terrorism Act is not extended.  Regardless of whether the Terrorism Act is extended, the Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

In part as a result of the severity and frequency of storms since the end of the second quarter of 2005, the Company expects the cost of reinsurance to increase, and there may be reduced availability of reinsurance coverage.  To the extent that the Company is not able to reflect the increased costs in its pricing, total revenues will be adversely impacted.  In particular, in the Personal segment, the Company expects a delay in its ability to increase pricing to offset the increased cost of reinsurance as the Company seeks to have increased rates approved by the relevant state regulatory authorities.  Given the increased severity and frequency of storms, the Company is reassessing its definition of and exposure to coastal risks.

FORWARD-LOOKING STATEMENTS

This report may contain, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, the Company may make forward-looking statements about the Company’s results of operations (including, among others, premium volume, income from continuing operations, net and operating income and return on equity), financial condition and liquidity; the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the post-merger integration (including, among others, expense savings); the cost and availability of reinsurance coverage; and strategic initiatives.  Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: adverse developments involving asbestos claims and related litigation; the impact of aggregate policy coverage limits for asbestos claims; the impact of bankruptcies of various asbestos producers and related businesses; the willingness of parties including the Company to settle asbestos-related litigation; the Company’s ability to fully integrate the former St. Paul and Travelers businesses in the manner or in the timeframe currently anticipated; the Company’s ability to execute announced and future strategic initiatives as planned; insufficiency of, or changes in, loss and loss adjustment expense reserves; the Company’s inability to obtain prices sought due to competition or otherwise; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; adverse developments involving catastrophe claims, in particular those arising out of Hurricanes Katrina, Rita and Wilma, and any Company loss estimates with respect to these storms; exposure to, and adverse developments involving, environmental claims and related litigation; exposure to, and adverse developments involving, construction defect claims; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and building repair costs; the effects of corporate bankruptcies on surety bond claims; adverse developments relating to the cost and/or availability of reinsurance, the credit quality and liquidity of reinsurers and the Company’s ability to collect reinsurance on a timely basis or at all; the ability of the Company’s subsidiaries to pay dividends to us; adverse developments in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative and other governmental actions, including, but not limited to, federal and state legislation related to asbestos liability reform, terrorism insurance and reinsurance (such as the extension of or replacement for the Terrorism Risk Insurance Act of 2002) and governmental actions regarding the compensation of brokers and agents; the impact of well-publicized governmental investigations of certain industry practices, including with respect to business practices between insurers, including the Company, and brokers and the purchase and sale by insurers, including the Company, of finite, or non-traditional, insurance products; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal policies; and changes to the regulatory capital requirements.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2004.

Item 4.                              CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As a result of the merger of SPC and TPC and the consolidation of the Company’s corporate headquarters in St. Paul, Minnesota, the Company made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2004 and continuing through the third quarter of 2005.  The changes involved combining the financial reporting process and the attendant personnel and system changes.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the Court entered an order denying ACandS’ motion to vacate the arbitration award.  On October 6, 2004, ACandS filed a notice of appeal.  Briefing of the appeal is complete.  Oral argument was presented on July 11, 2005.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The Court found the dispute was moot as a result of the arbitration panel’s decision.  The Court, therefore, based on the arbitration panel’s decision, dismissed the case. On October 6, 2004, ACandS filed a notice of appeal.  This appeal has been consolidated with the appeal referenced in the paragraph above.  Briefing of the appeal is complete, and oral argument was presented on July 11, 2005.

While the Company cannot predict the outcome of the appeals of the various ACandS rulings or other legal actions, based on these rulings, the Company would not have any significant obligations remaining under any policies issued by TPC to ACandS.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers), were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Ohio state court against TPC and SPC, in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”).

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

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation”, “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Shareholder Litigation and Related Proceedings

TPC and its board of directors were named as defendants in three putative class action lawsuits brought by shareholders alleging breach of fiduciary duty in connection with the merger of TPC and SPC and seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. December 15, 2003).  The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty.  Before court approval of the settlement, additional shareholder litigation was commenced, as described below.  On September 12, 2005, plaintiffs voluntarily withdrew their complaints without prejudice.

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders allege that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  These actions have been consolidated under the caption In re St. Paul Travelers Securities Litigation I, and a lead plaintiff and lead counsel have been appointed.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.  On June 24, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint asserts claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended.  It does not specify damages.  On August 23, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation I moved to dismiss the amended consolidated complaint.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff has been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s alleged involvement in the purchase and sale of finite reinsurance.  The consolidated action will be coordinated with In re St. Paul Travelers Securities Litigation I for pretrial purposes.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan has commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The plaintiff alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above.  On June 10, 2005, the Company and the other defendants in Rowe moved to dismiss the complaint.  Oral argument on the motion to dismiss was presented on September 19, 2005.

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

The Company’s Gulf operation brought an action on May 22, 2003, as amended on May 12, 2004, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  The reinsurers have asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. Separate actions filed by Transatlantic and Gerling have been consolidated with the original Gulf action for pre-trial purposes.  On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” branding requirements for salvage automobiles and the reporting of workers’ compensation premiums.   On August 26, 2005, the State of New York Office of the Attorney General informed the Company that its investigation relating to lawyer liability insurance has been closed with no action taken against the Company.  The Company or its affiliates have received subpoenas or written requests for information, in each case with respect to one or more of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Illinois Department of Financial and Professional Regulation; (xii) State of Iowa Insurance Division; (xiii) State of Maryland Insurance Administration; (xiv) Commonwealth of Massachusetts Office of the Attorney General; (xv) State of Minnesota Department of Commerce; (xvi) State of Minnesota Office of the Attorney General; (xvii) State of New Hampshire Insurance Department; (xviii) State of New York Office of the Attorney General; (xix) State of New York Insurance Department; (xx) State of North Carolina Department of Insurance; (xxi) State of Ohio Office of the Attorney General; (xxii) State of Ohio Department of Insurance; (xxiii) Commonwealth of Pennsylvania Office of the Attorney General; (xxiv) State of Texas Department of Insurance; (xxv) State of Washington Office of the Insurance Commissioner; (xxvi) State of West Virginia Office of Attorney General; (xxvii) the United States Attorney for the Southern District of New York; and (xxviii) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

The Company’s internal review with respect to finite reinsurance considered finite products the Company both purchased and sold.  The Company has completed its review with respect to the identified finite products purchased and sold, and has concluded that no adjustment to previously issued financial statements is required.  The related industry-wide investigations previously described are ongoing, as are the Company’s efforts to cooperate with the authorities, and the various authorities could ask that additional work be performed or reach conclusions different from the Company’s.  Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Six putative class action lawsuits and two individual actions have been brought against a number of insurance brokers and insurers, including the Company and certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company, to allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  Plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint.  The remaining federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to, or filed in, the United States District Court for the District of New Jersey and are being coordinated or consolidated as part of In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding. Lead plaintiffs have been appointed. On August 1, 2005, lead plaintiffs filed an amended consolidated complaint.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and the two individual actions, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005) and Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005), assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation, but have not been consolidated with In re Insurance Brokerage Antitrust Litigation.  Certain defendants in Bensley Construction, Inc. have removed the action to the United States District Court for the District of Massachusetts and moved to stay it pending transfer to the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation.  The plaintiffs in Bensley Construction have moved to remand it to state court.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material the Company’s results of operations in a future period, in the opinion of the Company’s management none would likely have a material adverse effect on the Company’s financial condition or liquidity.

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period Beginning	Period Ending	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1, 2005	July 31, 2005	96,380	$41.49	—	—
Aug. 1, 2005	Aug. 31, 2005	200,448	44.60	—	—
Sept. 1, 2005	Sept. 30, 2005	22,224	43.37	—	—
Total		319,052	$43.57	—	—

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

The St. Paul Travelers Companies, Inc.

Date:	November 3, 2005	By	/s/ Bruce A. Backberg
Bruce A. Backberg
Senior Vice President
(Authorized Signatory)

Date:	November 3, 2005	By	/s/ Douglas K. Russell
Douglas K. Russell
Senior Vice President, Corporate
Controller & Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of the Company, effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, effective as of May 3, 2005, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 5, 2005, and are incorporated herein by reference.

10.1†	Second Amendment to The St. Paul Travelers Companies, Inc. Severance Plan.

10.2†	Form of Performance Share Award Notification and Agreement.

12.1†	Statement re computation of ratios.

31.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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