Form 10-K
period 2005-12-31
ST PAUL TRAVELERS COMPANIES INC
filed 2006-02-27
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $26,618,644,871.

As of February 23, 2006, 695,913,619 shares of the registrant’s common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The St. Paul Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2005

PART I

Item  1.                                 BUSINESS

The St. Paul Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company, known as The St. Paul Companies, Inc. (SPC) prior to its merger with Travelers Property Casualty Corp. (TPC) in 2004, is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 385 Washington Street, St. Paul, Minnesota 55102, and the telephone number is (651) 310-7911.

On April 1, 2004, TPC merged with a subsidiary of SPC, as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition. Accordingly, all financial information presented herein for the twelve months ended December 31, 2004 reflects the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004. The financial information presented herein for 2003 reflects the accounts of TPC. In connection with the merger, each issued and outstanding share of TPC class A and class B common stock (including the associated preferred stock purchase rights) was exchanged for 0.4334 of a share of the Company’s common stock. All share and per share amounts for all prior periods have been restated to reflect the exchange of TPC’s common stock, par value $0.01 per share, for the Company’s common stock without designated par value, except with regard to share information related to the TPC initial public offering in 2002.

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

In the IPO, on March 21, 2002, TPC issued 231 million shares* of its class A common stock, representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. beneficially owned all of the 500 million shares* of TPC’s outstanding class B common stock, each share of which was entitled to seven votes, and 269 million shares* of TPC’s class A common stock, each share of which was entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution was tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continued to hold of TPC following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution. After the merger, this undertaking also applies to shares of Company common stock.

At December 31, 2005 and 2004, Citigroup held for its own account 1.80% and 6.50% of the Company’s outstanding common stock, respectively. At December 31, 2003, Citigroup held for its own account 9.87% of TPC’s outstanding common stock.

The following discussion of the Company’s business is organized as follows: (i) a description of each of the Company’s three business segments (Commercial, Specialty and Personal) and related services; (ii) a description of Interest Expense and Other; and (iii) certain other information. For a summary of the Company’s revenues, operating income (loss) and total assets by reportable business segments, see note 5 of notes to the Company’s consolidated financial statements.

*              Share amounts are unadjusted for the merger of TPC and SPC.

PROPERTY-CASUALTY INSURANCE OPERATIONS

COMMERCIAL

The Commercial segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial is organized into the following three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations:

•       Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid-sized businesses for property products. In addition to the traditional middle market, Commercial Accounts includes seven units dedicated to unique business needs.

•       Select Accounts serves small businesses and offers commercial multi-peril, property, general liability, commercial auto and workers’ compensation insurance.

•       National Accounts comprises three distinct business units. The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability. National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market. In addition, National Accounts includes Discover Re, which provides unbundled property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captive reinsurers.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; and policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004. These operations are collectively referred to as Commercial Other.

Selected Market and Product Information

The following table sets forth Commercial net written premiums by market and product line for the periods indicated. For a description of the product lines and markets referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2005	2004	2003	% of Total 2005
By market:
Commercial Accounts	$4,386	$4,210	$3,251	52.0%
Select Accounts	2,722	2,555	2,047	32.3
National Accounts	1,230	1,040	831	14.6
Total Commercial Core	8,338	7,805	6,129	98.9
Commercial Other	91	506	733	1.1
Total Commercial by market	$8,429	$8,311	$6,862	100.0%

By product line (1):
Commercial multi-peril	$2,890	$2,517	$2,246	34.3%
Workers’ compensation	1,660	1,530	1,234	19.7
Commercial automobile	1,660	1,609	1,313	19.7
Property	1,399	1,472	1,166	16.6
General liability	774	1,130	833	9.2
Other	46	53	70	0.5
Total Commercial by product line	$8,429	$8,311	$6,862	100.0%

(1) The reporting of SPC products was conformed to the Company’s product definitions beginning with policy renewals on and after January 1, 2005. Accordingly, the amounts reported by product line are not comparable for the years 2004 and 2005.

Principal Markets and Methods of Distribution

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

The Commercial segment distributes its products through approximately 6,300 independent agencies and brokers located throughout the United States that are serviced by approximately 90 field offices and three customer service centers. In recent years, the Commercial segment, particularly in its Select Accounts operation, has made significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Commercial builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Commercial considers each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, Commercial carefully monitors its performance.

Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts’ casualty products primarily target mid-sized businesses with 50 to 1,000 employees, while its property products target large and mid-sized businesses. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs. A key objective of Commercial Accounts is continued focus on first party product lines of business, which cover risks of loss to property of the insured

Beyond the traditional middle market network, dedicated underwriting units exist to complement the middle market or specifically respond to the unique or unusual business client insurance needs. These units are as follows:

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

•                  Boiler and Machinery provides comprehensive breakdown coverages for equipment including property and business interruption coverages. Through the BoilerRe unit, Boiler and Machinery also provides reinsurance, underwriting, engineering, claim handling and risk management services to other property casualty carriers that do not have in-house expertise.

•                  Inland Marine provides insurance which generally covers articles that may be transported from one place to another, goods in transit (other than transoceanic) and movable objects. Coverages include builder’s risk, contractor’s equipment, fine arts, jewelers, motor truck cargo and transportation risks.

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

Select Accounts is a leading provider of property casualty products to small businesses. It serves firms with generally fewer than 50 employees. Products offered by Select Accounts are guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents and brokers, who are often the same agents and brokers that sell the Company’s Commercial Accounts, Specialty and Personal products. In addition to the traditional small commercial agency network, Select Accounts has a dedicated servicing unit that serves unique customer needs, including small national programs, architects and engineers, and emerging distribution markets.

Select Accounts offers its independent agents a system for small businesses that helps them connect all aspects of sales and service through a comprehensive service platform. Components of the platform include agency automation capabilities and service centers that function as an extension of an agency’s customer service operations, both of which are highly utilized by agencies. More than 86% of Select Accounts’ eligible business volume is processed by agencies using its automated issuance systems, which allow agents to quote and issue policies from agency offices. Approximately 4,600 agencies have chosen to take advantage of Select Accounts’ service centers, which offer agencies a wide range of services, including coverage and billing inquiries, policy changes, the assistance of licensed service professionals and extended hours of operations.

National Accounts sells a variety of casualty products and services to large companies. National Accounts clients generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Through a network of field offices, the Company’s underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients’ needs. Workers’ compensation accounted for approximately 76% of sales to National Accounts customers during 2005, based on direct written premiums and fees. National Accounts generated $405 million of fee income in 2005, excluding commercial residual market business discussed below.

National Accounts also includes the Company’s commercial residual market business. The Company’s commercial residual market business sells claims and policy management services to workers’ compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. The Company services approximately 36% of the total workers’ compensation assigned risk market. The Company is one of only two servicing carriers that operate nationally. Assigned risk plan contracts generated approximately $203 million in fee income in 2005.

National Accounts also includes the Company’s Discover Re operation, which principally provides commercial auto liability, general liability, workers’ compensation and property coverages. It serves retail brokers and insureds who utilize programs such as self-insurance, collateralized deductibles and captive reinsurers.

Commercial Other includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international runoff and other operations; and Gulf, which was placed into runoff during the second quarter of 2004. Certain business previously written by Gulf is now being written in Commercial Accounts and in the Company’s Specialty segment. Gulf provided specialty coverages including management and professional liability, excess and surplus lines, environmental, umbrella and fidelity. Gulf also provided insurance products specifically designed for financial institutions, the entertainment industry and sports organizations.

Pricing and Underwriting

Pricing levels for Commercial property and casualty insurance products are generally developed based upon an expectation of estimated losses, the expenses of producing business and managing claims, and a reasonable allowance for profit. Commercial has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

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

A significant portion of Commercial business is written with large deductible insurance policies. Under workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 2005, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $5.23 billion. Retrospectively rated policies are also used for workers’ compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $308 million at December 31, 2005. Significant collateral, primarily letters of credit and, to a lesser extent cash collateral and surety bonds, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial continually monitors the credit exposure on individual accounts and the adequacy of collateral.

The Company continually monitors its exposure to natural and manmade peril catastrophic losses and attempts to mitigate such exposure. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See “—Reinsurance.”

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

Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are manmade events such as theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see “—Terrorism Risk Insurance Act of 2002 and Terrorism Risk Insurance Extension Act of 2005.” Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

Geographic Distribution

The following table shows the distribution of Commercials’ direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2005:

State	% of Total
California	13.5%
New York	8.0
Texas	6.3
Florida	5.3
Illinois	4.8
Massachusetts	4.6
New Jersey	4.5
Pennsylvania	3.7
All Others (1)	49.3
Total	100.0%

(1)                   No other single state accounted for 3.0% or more of the total direct written premiums written in 2005 by the Company.

SPECIALTY

The Specialty segment was created upon the merger of TPC and SPC. It combined SPC’s specialty operations, including SPC’s Bond and Construction operations, with TPC’s Bond and Construction operations, which were included in TPC’s Commercial segment prior to the merger. The Specialty segment provides a full range of standard and specialized insurance coverages and services through dedicated underwriting, claims handling and risk management groups. In many of its businesses, Specialty competes through the use of proprietary rates and policy forms. The segment comprises two primary groups: Domestic Specialty and International Specialty.

Domestic Specialty includes the following marketing and underwriting organizations, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs:

•                  Bond provides a wide range of customers with specialty products built around the Company’s market leading surety bond business along with an expanding executive liability practice for middle and small market private companies and not-for-profit organizations. Bond’s range of products includes fidelity and surety bonds, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages.

•                  Construction offers a variety of products and services, including traditional insurance, consisting of workers’ compensation, general liability and commercial auto coverages, and other risk management solutions, to a broad range of contractors. The Company offers guaranteed cost products for smaller and mid-sized policyholders and loss sensitive programs for larger accounts where the customer and the Company work together in actively managing and controlling exposure and claims and where they share risk through policy features such as deductibles or retrospective rating.

•                  Financial and Professional Services provides professional liability and management liability coverages for public corporations against losses caused by the negligence or misconduct of named directors and officers, professional liability coverages for a variety of professionals such as lawyers, insurance agents and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice, and a full range of insurance coverages including property, auto, liability, fidelity and professional liability coverages for financial institutions.

•                  Other Domestic Specialties include the following underwriting groups that provide unique combinations of insurance coverage, risk management, claims handling and other services for a targeted client’s needs:

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

•                   Umbrella/Excess and Surplus Group, which consists of two distinct business units:

(a)                   Specialty Excess and Umbrella (SEU) focuses on umbrella and excess liability business distributed by retail agents and brokers, where other insurance companies are providing the primary coverage. This group also provides coverages in the case where other Company business groups prefer to outsource the underwriting of umbrella and excess business based on the expertise and/or limit capacity of SEU. The coverages underwritten are typically commercial auto, general liability and product liability. Umbrella coverage may also be underwritten over a company that retains risk or has a self-insured retention, instead of a scheduled underlying policy.

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

In November 2005, the Company sold its Personal Catastrophe Risk business, which had been included in the Specialty segment. In accordance with the terms of the agreement, the Company retained responsibility for the pre-sale claims and claim adjustment expense reserves related to this business and remains responsible for any changes in estimates in those reserves through a quota-share reinsurance agreement.

International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland, the Company’s participation in Lloyd’s, and the Global Underwriting business group.

Specialty’s International Operations are located in the United Kingdom, Canada and the Republic of Ireland, where it offers specialized insurance and risk management services to several specialty customer groups, including those in the technology, public services, and financial and professional services industry sectors. The Company’s international operations primarily underwrite employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property.

The Global Underwriting business group underwrites “home-foreign” business, representing coverage for a U.S. organization’s property-liability exposures in a foreign country, and “reverse-flow” business, which involves coverage of a foreign organization’s property or liability exposures located in the United States, as part of a global program controlled by foreign insurers.

At Lloyd’s, Specialty underwrites four principal lines of business—aviation, marine, global property, and accident and special risks—through Syndicate 5000, for which the Company provides 100% of the capital. During the second half of 2004, the Company made a decision to exit certain portions of the Lloyd’s personal lines business. In early 2005, the Company sold the right to renew this business as well as the operating companies that supported it.

Select Market and Product Information

The following table sets forth Specialty net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2005	2004	2003	% of Total 2005
By market:
Bond	$1,267	$1,183	$781	22.1%
Construction	916	844	474	16.0
Financial and Professional Services	850	636	—	14.9
Other	1,605	1,186	—	28.0
Total Domestic Specialty	4,638	3,849	1,255	81.0
International Specialty	1,091	922	3	19.0
Total Specialty by market	$5,729	$4,771	$1,258	100.0%

By product line (1):
General liability	$2,104	$1,535	$332	36.7%
Fidelity and surety	1,026	967	531	17.9
Workers’ compensation	439	374	117	7.7
Commercial automobile	372	388	105	6.5
Property	577	301	17	10.1
Commercial multi-peril	120	284	153	2.1
International	1,091	922	3	19.0
Total Specialty by product line	$5,729	$4,771	$1,258	100.0%

(1) The reporting of SPC products was conformed to the Company’s product definitions beginning with policy renewals on and after January 1, 2005. Accordingly, the amounts reported by product line are not comparable for the years 2004 and 2005.

Principal Markets and Methods of Distribution

Specialty distributes the majority of its specialty commercial products domestically through the same base of approximately 6,300 independent agencies and brokers that distribute the Commercial segment’s products. These brokers and independent agencies are located throughout the United States and are serviced by three customer service centers. In recent years, Specialty has made significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Specialty specifically seeks distribution specialists that match the specialty expertise of its underwriting group. Specialty builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Specialty considers each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is monitored.

Specialty also distributes property and casualty products through selected wholesalers using surplus lines contracts, both on a brokerage and managing general underwriting basis. Wholesalers are used because they serve certain markets that are not typically served by our appointed retail agents. The wholesale surplus lines market allows for more flexibility to write certain classes of business due to the absence of rate and form regulation for surplus lines business. In working with wholesalers on a brokerage basis, Specialty underwrites the business and sets the premium level. In working with wholesalers on a managing general underwriting (MGU) basis, the MGUs produce and underwrite business that conforms to Specialty’s underwriting guidelines that have been specifically designed for each facility.

Specialty distributes its specialty products internationally through brokers in the domestic markets of each of the three countries in which it operates, the United Kingdom, Canada and the Republic of Ireland. Specialty also writes business at Lloyd’s, where its products are distributed through Lloyd’s accredited brokers. By virtue of Lloyd’s worldwide licenses, Specialty has access to international markets across the world.

Pricing and Underwriting

Pricing levels for Specialty property and casualty insurance products are generally developed based upon an expectation of estimated losses, the expenses of producing business and managing claims, and a reasonable allowance for profit. Specialty has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

Specialty has developed an underwriting and pricing methodology that incorporates dedicated underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific industry. The underwriters and engineers use proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation, and then use proprietary forms to tailor insurance coverage to insureds within the target markets. This methodology enables Specialty to streamline its risk selection process and develop pricing parameters that will not compromise its underwriting integrity.

A portion of Specialty business is written with large deductible insurance policies. Under some workers’ compensation insurance contracts with deductible features, Specialty is obligated to pay the claimant the full amount of the claim. Specialty is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2005, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $281 million. Significant collateral, primarily letters of credit and, to a lesser extent surety bonds and cash collateral, is generally requested for large deductible plans that provide for deferred collection of deductibles. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Specialty continually monitors the credit exposure and the adequacy of collateral.

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

Fidelity and Surety provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds. This product line includes surety business written in the Company’s following subsidiaries: St. Paul Guarantee (Canada), Afianzadora Insurgentes (Mexico) and St. Paul Travelers Casualty and Surety Company of Europe (United Kingdom).

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

Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are manmade events such as theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see “Reinsurance—Terrorism Risk Insurance Act of 2002.” Property also includes ocean and inland marine insurance, which provides coverage for goods in transit, and unique one-of-a-kind exposures.

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

International provides coverage predominantly through operations in the United Kingdom, Canada and the Republic of Ireland, and at Lloyd’s. The coverage provided in those markets includes employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to directors and officers or errors and omissions coverages), motor (similar to automobile coverage in the United States) and property. While the covered hazard may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those in the United States. International does not include surety business written in the Company’s Canadian, Mexican or United Kingdom subsidiaries.

Geographic Distribution

The following table shows the distribution of Specialty’s direct written premiums for the states that accounted for the majority of Domestic Specialty premium volume for the year ended December 31, 2005:

State	% of Total
California	12.2%
Texas	8.8
New York	7.3
Florida	7.0
Illinois	4.2
Pennsylvania	3.6
New Jersey	3.2
Massachusetts	3.0
All Others (1)	50.7
Total	100.0%

(1)                   No other single state accounted for 3.0% or more of the total direct written premiums written in 2005 by the Company.

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

(for the year ended December 31, in millions)	2005	2004	2003	% of Total 2005
By product line:
Personal automobile	$3,477	$3,433	$3,054	55.8%
Homeowners and other	2,751	2,496	2,027	44.2
Total Personal	$6,228	$5,929	$5,081	100.0%

Principal Markets and Methods of Distribution

Personal products are distributed primarily through approximately 7,800 independent agents located throughout the United States, supported by personnel in eleven marketing regions, three single state companies and six business service centers. In selecting new independent agencies to distribute its products, Personal considers each agency’s profitability, financial stability, staff experience and strategic fit with Personal’s operating and marketing plans. Once an agency is appointed, Personal carefully monitors its performance. While the principal markets for Personal’s insurance products are in states along the East Coast, in the South and Texas, Personal is expanding its geographic presence across the United States.

Personal operates single state companies in Massachusetts, New Jersey and Florida with products marketed primarily through independent agents. These states represented approximately 19% of Personal direct written premiums in 2005. The companies were established to manage complex markets in Massachusetts and New Jersey and property catastrophe exposure in Florida. Each company has dedicated resources in underwriting, claim, finance, legal and service functions.

Personal uses a consistent operating model with agents outside of the single state companies (see discussion above). The model provides technological alternatives to agents to maximize their ease of doing business. Personal agents quote and issue approximately 98% of Personal’s policies directly from their agencies by leveraging either their own agency management system or using Personal’s proprietary quote and issuance systems which allows agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with Personal’s underwriting and rating systems, which edit transactions for compliance with Personal’s underwriting and pricing programs. Business processed by agents on these platforms is subject to consultative review by Personal’s in-house underwriters. Personal also provides a download capability that refreshes the individual agency system databases of approximately 4,800 agents each day with updated policy information.

Personal continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the ongoing core service responsibility for Personal’s customers to one of the Company’s four Customer Care Centers, where the Company renders customer service on behalf of an agency by providing a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,190 agents take advantage of this service alternative.

Personal also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and joint marketing arrangements with other insurers. Personal handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company’s call center locations. The Company is one of the leading providers of personal lines products to members of affinity groups. A number of well-known corporations make available the Company’s product offerings to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that make available Personal’s product offerings to their members. Since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for their auto customers. This agreement has added profitable business and helped to geographically diversify the homeowners line of business.

Pricing and Underwriting

Pricing levels for Personal property and casualty insurance products are generally developed based upon an expectation of estimated losses, the expense of producing, issuing and servicing the business and a reasonable allowance for profit and contingencies. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

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

Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. Most homeowners policies offer, but do not require, automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly those related to weather and earthquakes. In order to reduce the Company’s exposure to catastrophe losses, Personal limits the writing of new homeowners business and selectively takes underwriting action on existing business in some markets. In addition, underwriting standards have been tightened, price increases have been implemented in some catastrophe-prone areas, and deductibles are in place in hurricane and wind and hail prone areas. Personal uses computer-modeling techniques to assess its level of exposure to loss in hurricane and earthquake catastrophe-prone areas. Changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly reduce catastrophe exposures.

Insurers writing personal lines property and casualty policies may be unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes.

Independent agents either submit applications to the Company’s service centers for underwriting review, quote, and issuance or they utilize one of its automated quote and issue systems. Automated transactions are edited by the Company’s systems and issued if they conform to established guidelines. Exceptions are reviewed by underwriters in the Company’s business centers. Audits are conducted by business center underwriters and agency managers, on a systematic sampling basis, across all of the Company’s independent agency generated business. Each agent is assigned to a specific employee or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

The Personal products sold through additional marketing channels utilize the same quote and issuance systems discussed previously and exceptions are underwritten by the Company’s employees. Underwriters work with Company management on business plan development, marketing, and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Product Lines

The primary coverages in Personal are personal automobile and homeowners insurance sold to individuals. Personal had approximately 6.6 million policies in force at December 31, 2005.

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

Geographic Distribution

The following table shows the distribution of Personal’s direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2005:

State	% of Total
New York	16.3%
Texas	9.2
Pennsylvania	7.1
Massachusetts	7.0
New Jersey	6.3
Florida	6.0
Virginia	4.7
Georgia	4.5
Connecticut	4.3
California	3.9
Maryland	3.0
All Others (1)	27.7
Total	100.0%

(1)                   No other single state accounted for 3.0% or more of the total direct written premiums written in 2005 by the Company.

CLAIMS MANAGEMENT

The Company’s claims management strategies, together with its focus on optimizing claim outcomes, cost efficiency and service are critical to the Company’s ability to grow profitably and reflect these core tenets:

•                  fair, efficient, fact-based claims management controls losses for the Company and its customers;

•                  use of advanced technology provides front-line claim professionals with necessary information and facilitates prompt claim resolution;

•                  specialization of claim professionals and segmentation of claims by complexity, as indicated by severity, coverage and causation, allow the Company to focus its resources effectively;

•                  effective collaboration, using meaningful management information, across all divisions within the Company facilitates product analysis and enhances risk selection and risk pricing; and

•                  excellent customer service enhances customer retention.

The Company’s claims function is managed through its Claim Services operations. With nearly 13,000 employees, Claim Services employs a diverse group of professionals, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as independent adjusters and appraisers, investigators and attorneys, are available for use as appropriate.

Field claim management teams located in 32 claim centers and 89 satellite and specialty-only offices in 49 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Commercial, Specialty and Personal segments. Claim teams with specialized skills, resources, and workflows are matched to the unique exposures of those businesses with local claim management dedicated to achieving optimal results within each segment. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. In addition to the field teams, claim staff is dedicated to each of Personal’s single state companies in Florida, Massachusetts and New Jersey. This structure permits the Company to maintain the economies of scale of a larger, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters.

An integral part of the Company’s strategy to benefit customers and shareholders is its continuing industry leadership in the fight against insurance fraud through its Investigative Services unit. The Company has a nationwide staff of experts that investigate a wide array of insurance fraud schemes using in-house forensic resources and other technological tools. This staff also has specialized expertise in fire scene examinations, medical provider fraud schemes and data mining. The Company also dedicates investigative resources to ensure that violations of law are reported to and prosecuted by law enforcement agencies.

Claim Services uses advanced technology, management information, and data analysis to assist the Company in reviewing its claim practices and results to evaluate and improve its performance. The Company’s claim management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. In recent years, the Company has invested significant additional resources in many of its  claim handling operations and routinely monitors the effect of its investments to ensure a consistent optimization between outcomes, cost, and service.

The Company’s proven catastrophe response strategy and its catastrophe claim handling teams were instrumental in its response to a variety of weather-related losses that impacted the insurance industry in both 2005 and 2004, including Hurricanes Katrina, Rita and Wilma (2005), and Hurricanes Charley, Frances, Ivan and Jeanne (2004).

The Company is also a leader in bringing effective claim solutions that provide superior customer service. One example of this is ConciergeClaimTH, a new worry-free auto claim service that features select auto repair facilities with Company appraisers on site to complete an estimate, handle all rental arrangements and monitor the repair process from start to finish. By managing the claim in this way, the Company can help ensure prompt, quality results and create a differentiated, superior claim experience for customers.

Another strategic advantage is TravCompTH, a workers’ compensation claim resolution and medical management program that assists adjusters in the prompt investigation and effective management of workers’ compensation claims. Innovative medical and claims management technologies permit nurse, medical and claims professionals to share appropriate vital information that supports prompt investigation, effective return to work and claim resolution strategies. These technologies, together with effective matching of professional skills and authority to specific claim issues, have resulted in more efficient management of workers’ compensation claims with lower medical, wage replacement costs and loss adjustment expenses.

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

The Company utilizes a variety of reinsurance agreements to manage its exposure to large property and casualty losses, including:

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

The following presents the Company’s top five reinsurer groups, by reinsurance recoverables at December 31, 2005 (in millions):

Reinsurer Group	Reinsurance Recoverables	A.M. Best Rating of Group’s Predominant Reinsurer
Munich Re Group	$1,304	A	third highest of 16 ratings
Swiss Re Group	912	A+	second highest of 16 ratings
GE Insurance Services Group	778	A	third highest of 16 ratings
Berkshire Hathaway Group	764	A++	highest of 16 ratings
American International Group	754	A+	second highest of 16 ratings

In November 2005, the Swiss Re Group announced that it had agreed to acquire GE Insurance Solutions, the fifth largest reinsurer worldwide, from General Electric Company. Upon expected consummation of this transaction in mid-2006, the Swiss Re Group would become the Company’s largest reinsurer group with recoverables of $1.69 billion as of December 31, 2005. Consequently, the XL Capital Group is expected to become the Company’s fifth largest reinsurer group with recoverables of $651 million as of December 31, 2005.

At December 31, 2005, the Company had $19.57 billion in reinsurance recoverables. Of this amount, $2.21 billion was for mandatory pools and associations that relate primarily to workers’ compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions. An additional $3.99 billion was attributable to structured settlements relating primarily to personal injury claims, for which the Company has purchased annuities and remains contingently liable in the event of a default by the companies issuing the annuities. Of the remaining $13.37 billion of reinsurance recoverables at December 31, 2005, $1.20 billion was attributable to asbestos and environmental claims, and the remainder principally reflected reinsurance in support of ongoing and runoff business. At December 31, 2005, $2.40 billion of reinsurance recoverables were collateralized by letters of credit, trust agreements and escrow funds. Also at December 31, 2005, the Company had an allowance for estimated uncollectible reinsurance recoverables of $804 million.

For a description of reinsurance-related litigation, see Item 3, “Legal Proceedings.”

Current Net Retention Policy

The descriptions below relate to the Company’s reinsurance arrangements in effect at January 1, 2006. Most property and casualty reinsurance agreements have terrorism sublimits or exclusions. For third party liability, Commercial limits the net retention to a maximum of $8 million per insured, per occurrence after reinsurance. For third party liability, including but not limited to umbrella liability, professional liability, directors’ and officers’ liability, and employment practices liability, Specialty generally limits the net retentions to $16 million per policy after reinsurance. The net retained amount per risk for Commercial and Specialty property is limited to $15 million, after reinsurance. For surety protection, the Company generally retains up to $24.5 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Personal retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Catastrophe Reinsurance

The Company utilizes a reinsurance agreement with nonaffiliated reinsurers to manage its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, the General Catastrophe reinsurance treaty covers 70% or $875 million of total losses between $750 million and $2 billion. This agreement excludes nuclear, chemical, biochemical and radiological losses for domestic terrorism and all terrorism losses as defined by the Terrorism Risk Insurance Act of 2002 and the Terrorism Risk Insurance Extension Act of 2005. This agreement covers all of the Company’s business except that business written by St Paul Travelers Insurance Company Limited. For business underwritten in the United Kingdom, Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally which have lower net retentions more commensurate with the size of the respective local balance sheet. The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

At December 31, 2005, the Company had coverage for one additional limit under its General Catastrophe reinsurance treaty, the term of which runs to June 30, 2006. In part as a result of the severity and frequency of storms in 2005 and 2004, the Company expects the cost of reinsurance to increase, and there may be reduced availability of reinsurance coverage.

Terrorism Risk Insurance Act of 2002 and Terrorism Risk Insurance Extension Act of 2005

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005.  On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums that vary by Program year of amounts $100 million or less, and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers’), surety, burglary and theft, and farm-owners multi-peril.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act and the Terrorism Extension Act. Both Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible, subject to an annual cap.  The Federal reimbursement percentage remains at 90% for 2006, but decreases to 85% in 2007.  In each case, the deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines from the calendar year immediately preceding the applicable year. The deductible under the Program was 7% for 2003, 10% for 2004 and 15% for 2005, and will be 17.5% for 2006 and 20% for 2007.  The Company’s estimated deductible under the Program is $1.91 billion for 2006.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company had no terrorism-related losses in 2005, 2004 or 2003.

Florida Reinsurance Fund

The Company also participates in the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated catastrophe reinsurance fund that will provide reimbursement to insurers for a portion of their residential catastrophic hurricane losses. The FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if insufficient, assessments on all Florida  property and casualty lines of business, excluding accident and health, the National Flood Insurance Program, workers’ compensation, and medical malpractice insurance. The FHCF’s resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida. Based on current expected reimbursements for 2004 and 2005 losses, it is expected that the FHCF will be able to pay its obligations without levying assessments. However, if there is future subsequent loss development on the FHCF’s share of the 2004 and 2005 hurricane losses or additional hurricanes in 2006, there can be no assurance that the cash resources of the FHCF will be sufficient to meet its obligations and assessments may be necessary.

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

The process of estimating loss reserves involves a high degree of judgment and requires the consideration of a number of variables. These variables (discussed by product line in the “Critical Accounting Estimates” section) are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes, among others. The impact of many of these items on ultimate costs of claims and claim adjustment expenses is difficult to estimate. Reserve estimation difficulties also differ significantly by product line due to differences in the underlying insurance contract (e.g., claims made versus occurrence), claim complexity, the volume of claims, the potential severity of individual claims, determining the occurrence date for a claim, and reporting lags (the time between the occurrence of the insured event and when it is actually reported to the insurer). Informed judgment is applied throughout the process.

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and business unit. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company’s reserving methods for asbestos and environmental claims, see “Item 7—Asbestos Claims and Litigation,” and “Environmental Claims and Litigation.”

Discounting

Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance, which totaled $1.92 billion and $1.99 billion at December 31, 2005 and 2004, respectively, were discounted using a rate of 5% at December 31, 2005 and a range of rates from 3.5% to 5% at December 31, 2004. Reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, totaled $34 million and $67 million at December 31, 2005 and 2004, respectively. These reserves were discounted using a rate of 2.6% at December 31, 2005, and at a range of rates from 2.3% to 2.6% at December 31, 2004. Reserves for certain assumed reinsurance business were discounted using a range of rates from 5% to 7.5%, and totaled $79 million and $126 million at December 31, 2005 and 2004, respectively.

Other Factors

The table on page 21 sets forth the year-end reserves from 1995 through 2005 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1995 through 2003 have not been restated to reflect the acquisition of SPC in 2004. The table includes SPC reserves beginning at December 31, 2004.

The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1995 to 2000 have also not been restated to reflect the acquisition of Northland and Commercial Guaranty Casualty, and the year 1995 in the table has not been restated to reflect the acquisition of Aetna’s property and casualty insurance subsidiaries. Beginning in 1996 and 2001, the table includes the reserve activity of Aetna’s property and casualty insurance subsidiaries, and Northland and Commercial Guaranty Casualty, respectively. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1995 to 2005 year-end reserves and the subsequent changes in those reserves.

For instance, the “cumulative deficiency or redundancy” shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1995 included $4 million for a loss that is finally paid in 2005 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1995 to 2004 shown in the accompanying table.

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

The differences between the reserves, net of reinsurance, for claims and claim adjustment expenses shown in the accompanying table, which is prepared in accordance U.S. generally accepted accounting principles and those reported in the Company’s annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices, were $(296) million, $(282) million and $26 million for 2005, 2004 and 2003, respectively. The increase in the differences in 2005 and 2004 compared with the difference in 2003 was primarily driven by the impact of a reinsurance contract which the Company entered into in 2004 that provides coverage for prior accident years.

(at December 31, in millions)	1995(a)	1996(a)	1997(a)	1998(a)	1999(a)	2000(a)	2001(a)(b)	2002(a)(b)	2003(a)(b)	2004(a)(b)(c)	2005(a)(b)(c)
Reserves for claims and claim adjustment expense originally estimated	$10,090	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895
Cumulative amounts paid as of
One year later	1,521	3,704	4,025	4,159	4,082	4,374	5,018	5,170	4,651	8,871
Two years later	2,809	6,600	6,882	6,879	6,957	7,517	8,745	8,319	8,686
Three years later	3,903	8,841	8,850	9,006	9,324	10,218	11,149	11,312
Four years later	4,761	10,355	10,480	10,809	11,493	12,000	13,402
Five years later	5,322	11,649	11,915	12,565	12,911	13,603
Six years later	5,842	12,893	13,376	13,647	14,172
Seven years later	6,146	14,154	14,306	14,697
Eight years later	6,668	14,987	15,225
Nine years later	7,013	15,844
Ten years later	7,411
Reserves reestimated as of
One year later	9,848	21,345	21,083	20,521	19,736	19,394	23,228	23,658	24,222	41,706
Two years later	9,785	21,160	20,697	20,172	19,600	22,233	24,083	24,592	25,272
Three years later	9,789	20,816	20,417	19,975	22,302	22,778	25,062	25,553
Four years later	9,735	20,664	20,168	22,489	22,612	23,871	25,953
Five years later	9,711	20,427	22,570	22,593	23,591	24,872
Six years later	9,661	22,851	22,625	23,492	24,559
Seven years later	10,562	22,861	23,530	24,446
Eight years later	10,553	23,759	24,425
Nine years later	10,945	24,601
Ten years later	11,363
Cumulative deficiency(a)(b)(c)	1,273	2,785	3,019	3,683	4,576	5,437	5,756	2,285	1,217	260

Gross liability–end of year	$15,213	$30,969	$30,138	$29,411	$28,854	$28,312	$30,617	$33,628	$34,474	$58,984	$61,007
Reinsurance recoverables	5,123	9,153	8,732	8,648	8,871	8,877	10,420	10,360	10,419	17,538	18,112

Net liability–end of year	$10,090	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895

Gross reestimated liability-latest	$16,473	$33,765	$33,242	$33,567	$34,390	$35,406	$37,991	$36,961	$36,074	$59,191
Reestimated reinsurance recoverables-latest	5,110	9,164	8,817	9,121	9,831	10,534	12,038	11,408	10,802	17,485

Net reestimated liability-latest	$11,363	$24,601	$24,425	$24,446	$24,559	$24,872	$25,953	$25,553	$25,272	$41,706

Gross cumulative deficiency	$1,260	$2,796	$3,104	$4,156	$5,536	$7,094	$7,374	$3,333	$1,600	$207

1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
$2,029	$4,370	$4,301	$4,235	$4,178	$4,128	$3,939	$994	$970	$831

Included in the cumulative deficiency by year is the impact of unfavorable prior year reserve development, net of reinsurance, related to asbestos claims and litigation, primarily due to $2,945 million of unfavorable development in 2002, accretion of discount of $25 million in 2003, $416 million of unfavorable development in 2004 and unfavorable development of $831 million in 2005, as follows, in millions:

(a)          For 1995, excludes Aetna P&C reserves, which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for claims and claim adjustment expenses reestimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for 1995 relates only to losses recorded by TPC and does not include reserve development recorded by Aetna P&C. For 1996 and subsequent years, includes Aetna P&C reserves and subsequent development recorded by Aetna P&C. At December 31, 1996 Aetna P&C gross reserves were $15,555 million and net reserves were $11,608 million.

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

(c)          For years prior to 2004, excludes SPC reserves, which were acquired on April 1, 2004. Accordingly, the reserve development (net reserves for claims and claim adjustment expenses reestimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 2004 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004 and subsequent year, includes SPC reserves and subsequent development recorded by SPC. At December 31, 2004, SPC gross reserves were $23,274 million and net reserves were $15,959 million.

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

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

Most of the Company’s insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. During 2005, the Company combined the previously separate St. Paul Insurance Group and Travelers Property Casualty pools, forming the new St. Paul Travelers Reinsurance Pool effective July 1, 2005, retroactive to January 1, 2005. Travelers Indemnity Company is the lead company of the new pool, which includes 28 companies. The Company also merged Gulf Insurance Company, the lead company of the former Gulf Insurance Group, into Travelers Indemnity Company effective July 1, 2005. As of December 31, 2005, there were two intercompany pooling arrangements: the St. Paul Travelers Reinsurance Pool and the Northland Pool.

RATINGS

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short and long term borrowing needs. Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating organization. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred.

The following rating agency actions were taken with respect to the Company in 2005 and 2006:

•                   On January 6, 2005, A.M. Best affirmed the financial strength rating of “A” of St. Paul Guarantee Insurance Company and withdrew the financial strength rating of “A+” of Travelers Casualty and Surety Company of Canada (assigned an NR-5, not formerly followed rating). Both ratings were removed from under review with developing implications. St. Paul Guarantee Insurance Company was assigned a rating outlook of stable. These actions followed the January 1, 2005 completion of the amalgamation of St. Paul Guarantee Insurance Company and Travelers Casualty and Surety Company of Canada.

•                   On January 31, 2005, A.M. Best placed the financial strength rating of “A+” of Travelers Property Casualty Pool and the debt ratings of “a-” on senior debt, “bbb+ “on subordinated debt, “bbb” on trust preferred securities, “bbb” on preferred stock and “AMB-1” on commercial paper of The St. Paul Travelers Companies, Inc. and its subsidiaries under review with negative implications, pending the close of a potential divestiture of the Company’s investment in Nuveen Investments. Concurrently, A.M. Best affirmed the financial strength rating of “A” of The St. Paul Insurance Group. The rating outlook was stable.

•                   On January 31, 2005, S&P affirmed it’s “A+” counterparty credit and financial strength ratings on the members of the St. Paul Insurance Group Pool, the members of the Travelers Intercompany Pool, Travelers Casualty and Surety Co., of America, and Travelers Casualty and Surety Co. of Europe Ltd. with a stable outlook. S&P also affirmed its “BBB+/A-2” counterparty credit rating on The St. Paul Travelers Companies, Inc. with a stable outlook.

•                   On January 31, 2005, Fitch affirmed the “A-” long-term issuer and senior debt ratings of The St. Paul Travelers Companies, Inc., Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. The “AA-” insurer financial strength (IFS) ratings of members of the Travelers Property Casualty Group and the St. Paul Insurance Group Pool were also affirmed. The outlook for all ratings was stable.

•                   On February 1, 2005, Moody’s affirmed the long-term debt ratings (senior unsecured debt at A3) of The St. Paul Travelers Companies, Inc. and also affirmed the Aa3 insurance financial strength (IFSR) of the members of the legacy Travelers intercompany pool. The outlook for these ratings was changed to negative from stable. Moody’s also placed the A1 IFSR of the legacy St. Paul intercompany pool and the A2 IFSR of United States Fidelity and Guaranty Company on review for possible upgrade. The outlook on the A2 IFSR of the Gulf intercompany pool subsidiaries was changed to positive from stable. The outlook of the A1 IFSR of Travelers Casualty and Surety Company of Europe, Limited was changed to positive from developing.

•                   On April 18, 2005, A.M. Best affirmed the financial strength rating of “A+” of Travelers Property Casualty Pool and the debt ratings of “a-” on senior debt, “bbb+” on subordinated debt, “bbb” on trust preferred securities, “bbb” on preferred stock and “AMB-1” on commercial paper of The St. Paul Travelers Companies, Inc. and subsidiaries. A.M. Best also removed these ratings from under review and assigned a stable outlook. The ratings had been placed under review pending the close of a potential divesture of the Company’s investment in Nuveen Investments.

•                    On July 13, 2005, A.M. Best assigned a financial strength rating (FSR) of “A+” and an issuer credit rating (ICR) of “aa-” to the members of the newly formed St. Paul Travelers Reinsurance Pool. This ratings action followed the Company’s announcement that it had combined the St. Paul and Travelers pools, forming a new pool effective July 1, 2005, retroactive to January 1, 2005 and merged Gulf Insurance Company, the lead company of the former Gulf Insurance Group, with and into Travelers Indemnity Company, the lead company of the new pool, effective July 1, 2005. The 28 participants in the new pool, 17 reinsured affiliates and Travelers Casualty and Surety of America constitute the 46 members of A.M. Best’s new rating unit, St. Paul Travelers Insurance Companies. As a result of the new pooling arrangement, A.M. Best upgraded the FSRs to “A+” from “A” and the ICRs to “aa-” from “a” of the 18 members of the former St. Paul Insurance Group; affirmed the FSRs of “A+” and ICRs of “aa-” of the 24 members of the former Travelers Property Casualty Pool; and upgraded the FSRs to “A+” from “A-” and ICRs to “aa-” from “a-” of three members of the former Gulf Insurance Group. In addition, A.M. Best affirmed the debt ratings of “a-” on senior debt, “bbb+” on subordinated debt, “bbb” on trust preferred securities, “bbb” on preferred stock and AMB-1 on commercial paper of the Company and its subsidiaries. The outlook for all ratings was stable.

•                   On July 14, 2005, Moody’s upgraded the insurance financial strength ratings of the legacy St. Paul, United States Fidelity and Guaranty (USF&G) and Gulf Insurance Group to “Aa3” following the completion of the pooling of the St. Paul and USF&G companies with the legacy Travelers Property Casualty Pool (whose pooled companies were already rated “Aa3” for insurance financial strength) and the merger of the Gulf Insurance Company with and into Travelers Indemnity Company. Moody’s also affirmed the long-term and short-term ratings of The St. Paul Travelers Companies, Inc. (senior unsecured debt at “A3,” commercial paper at Prime-2) and those of its downstream debt-issuing subsidiaries. The ratings outlook was negative.

•                   On September 29, 2005, Fitch affirmed all ratings of The St. Paul Travelers Companies, Inc., including the “A-” long-term issuer rating; the “A-” rating on the Company’s senior unsecured notes; and the “BBB+” ratings on the Company’s subordinated notes and capital securities. Additionally, Fitch affirmed the “AA-” insurer financial strength (IFS) ratings on members of the St. Paul Travelers Reinsurance Pool. The rating outlooks were stable.

•                   On November 17, 2005, S&P changed the debt rating outlook of The St. Paul Travelers Companies, Inc. to “positive” from “stable.”  S&P also changed the outlook of members of the St. Paul Travelers Insurance Group to “positive” from “stable.”

•                   On November 21, 2005, A.M. Best assigned a debt rating of “a-” to the $400 million senior unsecured notes due 2015 issued by the Company in November 2005.

•                   On November 21, 2005, S&P assigned its “BBB+” senior debt rating to the $400 million senior unsecured notes due 2015 issued by the Company in November 2005.

•                   On November 21, 2005, Fitch assigned an “A-” debt rating to the $400 million senior unsecured notes due 2015 issued by the Company in November 2005.

•                   On November 22, 2005, Moody’s assigned an “A3” debt rating to the $400 million senior unsecured notes due 2015 issued by the Company in November 2005.

•                   On February 2, 2006, Fitch affirmed all ratings of the Company, including the “A-” long-term issuer rating, “A-” ratings on the Company’s senior unsecured notes, and “BBB+” ratings on the Company’s subordinated notes in capital securities. Additionally, Fitch affirmed the “AA-” insurer financial strength (IFS) ratings on members of the St. Paul Travelers Inter-Company Pool. The rating outlooks are stable.

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the St. Paul Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A., St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of February 27, 2006. The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
St. Paul Travelers Reinsurance Pool(a,b)	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	AA- (4th of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	AA- (4th of 24)
Northland Pool(c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A (3rd of 16)	—	—	AA- (4th of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA- (4th of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	AA- (4th of 24)
Travelers Europe	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	—
Discover Reinsurance Company	A- (4th of 16)	—	—	—
Afianzadora Insurgentes, S.A.	A- (4th of 16)	—	—	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—
St. Paul Travelers Insurance Company Limited	A (3rd of 16)	—	—	—

(a)                   The St. Paul Travelers Reinsurance Pool consists of:  The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, Connecticut, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance Company, Athena Assurance Company, St. Paul Protective Insurance Company, St. Paul Medical Liability Insurance Company, Discover Property & Casualty Insurance Company, Discover Specialty Insurance Company, and United States Fidelity and Guaranty Company.

(b)                  The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Atlantic Insurance Company, Commercial Guaranty Lloyds Insurance Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., Gulf Group Lloyds, Gulf Underwriters Insurance Company, Travelers Auto Insurance Co. of New Jersey, Seaboard Surety Company, Select Insurance Company, St. Paul Fire and Casualty Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, The Travelers Lloyds Insurance Company, Travelers Lloyds of Texas Insurance Company, and USF&G Insurance Company of Mississippi.

(c)                   The Northland Pool consists of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company and American Equity Specialty Insurance Company.

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of February 27, 2006. The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
Senior debt	a- (7th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	A- (7th of 22)
Subordinated debt	bbb+ (8th of 22)	Baa (8th of 21)	BBB (9th of 22)	A- (7th of 22)
Junior subordinated debt	bbb+ (8th of 22)	Baa (8th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb (9th of 22)	Baa (8th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Preferred stock	bbb (9th of 22)	Baa2 (9th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Commercial paper.	AMB-1 (2nd of 6)	Prime-2 (2nd of 4)	A-2 (3rd of 8)	F-2 (3rd of 8)

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

At December 31, 2005, the carrying value of the Company’s investment portfolio was $68.29 billion, of which 93% was invested in fixed maturity investments and short-term investments (of which 60% was invested in federal, state or municipal government obligations), 1% in mortgage loans and real estate, 1% in equity securities and 5% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 3.9 years at December 31, 2005. Non-investment grade securities totaled approximately $1.75 billion, representing approximately 3% of the Company’s fixed maturity investment portfolio as of December 31, 2005.

The following table sets forth information regarding the Company’s investments. See note 6 of notes to the Company’s consolidated financial statements for additional information regarding the Company’s investment portfolio.

(for the year ended December 31, in millions)	2005	2004	2003
Average investments (a)	$66,695	$55,139	$35,306
Net investment income	$3,165	$2,663	$1,869
Average pretax yield (b)	4.7%	4.8%	5.3%
Average pretax equivalent yield (b)	5.6%	5.6%	6.2%
Average aftertax yield (b)	3.7%	3.7%	4.0%

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

COMPETITION

The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution, i.e., use of independent agents, exclusive agents and/or salaried employees. According to A.M. Best, there are approximately 975 property casualty organizations in the United States, comprising approximately 2,400 property casualty companies. Of those organizations, the top 150 accounted for approximately 92% of the consolidated industry’s total net written premiums in 2004. Several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups, have been instituted in reaction to the escalating cost of insurance caused in part by increased costs from workers’ compensation cases and jury awards in third-party liability cases.

Commercial. The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the level of service provided. Growth is driven by a company’s ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry, as measured by policyholders’ surplus, and the availability of reinsurance. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company’s ability to retain existing customers and to attract new customers. Additionally, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance.

Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, improved efficiency through automation and response time to customer needs are key to success in this market. Commercial Accounts also utilizes dedicated units to tailor insurance programs to unique insurance needs. These units are national property, transportation, boiler and machinery, inland marine, agribusiness, excess and surplus and national programs.

Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers. Both national and regional property casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, “main street” business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. Select Accounts has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, a broad array of products, competitive prices and one of the most efficient automated environments in the industry. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee. Select Accounts’ overall service platform is one of the strongest in the small business commercial market.

National Accounts business is typically written through national brokers and, to a lesser extent, regional brokers. Insurance companies compete in this market based on price, product offerings, claim and loss prevention services, managed care cost containment and risk management information systems. National Accounts also offers a large nationwide network of localized claim service centers which provide greater flexibility in claims adjusting and allows National Accounts to more quickly respond to the needs of its customers. National Accounts’ residual market business also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. National Accounts services approximately 36% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing insurers in the industry.

Discover Re competes with traditional providers of commercial insurance coverages, as well as other underwriters of property and casualty insurance in the alternative risk transfer market that offer coverages both on a bundled and unbundled basis, risk retention groups, self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms.

The market in which Gulf competed included small to mid-size niche companies that target specific lines of insurance and larger, multi-line companies that focus on various segments of the specialty accounts market. Prior to being placed in runoff in 2004, Gulf’s business was generally written through retail and wholesale agents and brokers throughout the United States.

Specialty. The competitive landscape in which the Specialty segment operates is affected by many of the same factors described previously for the Commercial segment. The Company’s domestic and international insurance subsidiaries compete with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. Competitors in this market are primarily national property-casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance.

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

Construction business has historically been written through independent agents and brokers. Competitors in this industry include both national and regional property casualty insurance companies. Companies compete on price, coverage offerings, claim and loss prevention services, managed care cost containment and risk management information systems. Construction offers a nationwide network of localized, dedicated claim service professionals that provide greater flexibility in claims adjusting and allows Construction to more quickly respond to the needs of its customers. In addition, dedicated risk control professionals work directly with customers in the evaluation, design and implementation of safety programs to better control risk and exposure to loss.

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

International Specialty competes with numerous international and local country insurers in the United Kingdom, Canada and the Republic of Ireland. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. Specialty has developed expertise in various specialty markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets. This specialty focus is a particular competitive advantage in these countries where our competitors have not developed expertise in these specialty markets.  Products are generally distributed through a fairly small number of local country brokers whose customer groups align with the Company’s specialty markets.

At Lloyd’s, International Specialty competes with other syndicates operating in the Lloyd’s market as well as international and domestic insurers in the various markets where International Specialty writes business worldwide. Syndicates are increasingly capitalized by corporate capital, much of which is provided by large international insurance enterprises. Competition is again based on price and product offerings. International Specialty has an exclusive focus on lines it believes it can underwrite effectively and profitably with an emphasis on short-tail insurance primary lines. Specialty underwrites four major classes of business at Lloyd’s: aviation, marine, global property, and accident and special risks.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities, including 18 states and the SEC. The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional” insurance and reinsurance products, branding requirements for salvage automobiles and the reporting of workers’ compensation premiums. The Company is cooperating with these subpoenas and requests for information. See “Part I – Item 3 – Legal Proceedings” for further discussion.

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

Insurance Regulation Concerning Dividends

The Company’s principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to the Company’s subsidiaries require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

The insurance holding company laws of other states in which the Company’s insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends.

Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling Arrangements

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Part of these payments is recoverable through future premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of the Company’s insurance subsidiaries to recover such assessments through tax credits or other means. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful.  These assessments leveled off in 2005 and in certain states began to decrease.  These assessments may increase in the future if additional insolvencies occur.

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

The Company’s insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. In the event that a member of that pool becomes insolvent, the remaining members assume an additional pro rata share of the liabilities of the pool. The underwriting results of these pools traditionally have been unprofitable. Combined earned premiums related to such pools and assigned risks for the Company were $174 million, $168 million and $160 million in 2005, 2004 and 2003, respectively. The related combined underwriting losses for the Company were $112 million, $71 million and $111 million in 2005, 2004 and 2003, respectively.

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

Based on preliminary 2005 IRIS ratios calculated by the Company, most of the Company’s insurance subsidiaries in the St. Paul Travelers Reinsurance pool had results outside the usual range for the two-year reserve development ratio, with ratios ranging from 20% to 39% (versus the usual value of less than 20%), due to reserve strengthening actions that occurred in 2004 and the combining of the two pools that occurred in 2005. In addition, Discover Reinsurance Company had results outside the normal range for the one-year and two-year reserve development ratios, with ratios of 32% and 116%, respectively, compared to the usual value of less than 20%, due to reserve strengthening actions in 2005 and 2004. Discover Reinsurance Company also had a result outside the normal range for the two-year operating ratio (128% versus the usual value of less than 100%) due to the same reserve strengthening actions.

In 2004, most of the Company’s insurance subsidiaries in the Travelers Property Casualty pool had IRIS ratio results outside the usual range for the estimated current reserve deficiency to surplus ratio, with ratios ranging from 26% to 37% above the usual value of less than 25%, due to the lags in the ratio’s ability to reflect changes in business volume and business mix. Also in 2004, St. Paul Fire and Marine Insurance Company, United States Fidelity and Guaranty Company, Discover Reinsurance Company and most of the St. Paul Fire and Marine pool members had unusual values in the one-year and two-year reserve development ratios above the usual values of less than 20%, due to reserve strengthening actions that occurred in 2003 and 2004. Those one-year and two-year reserve development ratios for St. Paul Fire and Marine Insurance Company were 24% and 40%, for United States Fidelity and Guaranty Company the ratios were 78% and 29%, and for Discover Reinsurance Company the ratios were 64% and 151%. The one-year and two-year reserve development ratios for the St. Paul Fire and Marine pool members with unusual values ranged from 22% to 45% and 40% to 93% respectively. United States Fidelity and Guaranty Company and Discover Reinsurance Company had two-year operating ratios of 159% and 108%, respectively, compared to the usual value of less than 100%, due to the 2004 reserve strengthening actions. United States Fidelity and Guaranty Company and Discover Reinsurance Company also had change in surplus ratios of 63% and 78%, respectively, compared to a usual value of less than 50%, due to 2004 capital contributions from their parent companies. Discover Reinsurance Company also had a surplus aid to surplus ratio of 17% compared to the usual value of less than 15%.

Management does not anticipate regulatory action as a result of the 2005 IRIS ratio results. In all of these instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company’s insurance subsidiaries for the year ended December 31, 2004.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2005, all of the Company’s property and casualty insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

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

Employees

At December 31, 2005, the Company had approximately 31,900 employees. The Company believes that its employee relations are satisfactory. None of the Company’s employees are subject to collective bargaining agreements.

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

Company Website and Availability of SEC Filings

The Company’s Internet website is www.stpaultravelers.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website, then click on “SEC Filings” under the “Investors” heading.

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

Case reserves	Claim department estimates of anticipated future payments to be made on each specific individual reported claim.

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

Catastrophe

A severe loss, resulting from natural and manmade events, including risks such as fire, earthquake, windstorm, explosion, terrorism and other similar events. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance, and therefore their effects are not included in earnings or claims and claim adjustment expense reserves prior to occurrence. A catastrophe may also result in the payment of reinstatement premiums and assessments from various pools.

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

Cede; ceding company	When an insurer reinsures its liability with another insurer or a “cession,” it “cedes” business and is referred to as the “ceding company.”

Ceded reinsurance	Insurance risks transferred to another company as reinsurance. See “Reinsurance.”

Claim	Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

Claim adjustment expenses	See “Loss adjustment expenses (LAE).”

Claims and claim adjustment expenses	See “Loss” and “Loss adjustment expenses.”

Claims and claim adjustment expense reserves	See “Loss reserves.”

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

Deferred acquisition costs

Primarily commissions and premium-related taxes that vary with and are primarily related to the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP).

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

Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.

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

Net written premiums	Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.

Operating income (loss)	Net income (loss) excluding the after-tax impact of net realized investment gains (losses), discontinued operations and cumulative effect of changes in accounting principles when applicable.

Operating income (loss) per share	Operating income (loss) on a per share basis.

Operating return on equity	The ratio of operating income to average equity excluding net unrealized investment gains and losses and discontinued operations, net of tax.

Personal lines	The various kinds of property and casualty insurance that are written for individuals or families.

Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.

Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

Producer	Contractual entity which directs insureds to the insurer for coverage. This term includes agents and brokers.

Property insurance	Insurance that provides coverage to a person or business with an insurable interest in tangible property for that person’s or business’s property loss, damage or loss of use.

Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.

Rates	Amounts charged per unit of insurance.

Reinstatement premiums	Additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess of loss reinsurance treaties.

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

Item 1A. RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto.

Catastrophe losses could materially reduce our profitability and adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance. Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or a consequence of war or political instability. The geographic distribution of our business subjects us to catastrophe exposure from hurricanes in the Northeast, Florida, Gulf Coast and Mid-Atlantic regions, as well as catastrophe exposure from earthquakes in California and the New Madrid and Pacific Northwest regions and other weather-related catastrophe exposure in the United Kingdom.  The incidence and severity of catastrophes are inherently unpredictable. Over the last several years, changing climactic conditions have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures.  It is possible that both the frequency and severity of natural and man-made catastrophic events will increase.  In particular, we expect that the trend of increased severity and frequency of storms experienced in 2005 and 2004 will continue into 2006.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. States have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies.  Also, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal segment, requires approval of regulatory authorities of certain states.

Catastrophe losses could materially and adversely affect our financial results for any fiscal quarter or year and may materially reduce our profitability or harm our financial condition, which in turn could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all.  Also, particularly in light of the frequency and severity of storms in the past two years, rating agencies may increase their capital requirements, which may require us to raise capital to maintain our ratings or adversely affect our ratings. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance.  We have limited terrorism coverage in our reinsurance program, and although the Terrorism Risk Insurance Extension Act of 2005 provides benefits in the event of certain acts of terrorism, it may not be extended beyond 2007 or its benefits may be reduced.

Our business could be harmed because of our potential exposure to asbestos and environmental claims and related litigation.

Asbestos Claims. We believe that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  As a result, we continue to experience a significant number of asbestos claims being tendered to us by our policyholders (which includes others seeking coverage under a policy) including claims against our policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants, the focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including us.  Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  In addition, our asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  We are currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. Also see “Part I — Item 3 — Legal Proceedings”. These trends are expected to continue in the near term.  As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

In some instances, policyholders continue to assert that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy.  It is difficult to predict whether these policyholders will be successful on both issues or whether we will be successful in asserting additional defenses.  To the extent both issues are resolved in policyholders’ favor and other additional Company defenses are not successful, our coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders.  Accordingly, it is difficult to predict the ultimate cost of the claims for coverage not subject to aggregate limits.

Many coverage disputes with policyholders are only resolved through settlement agreements.  Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations.  Settlements involving bankrupt policyholders may include extensive releases which are favorable to us but which could result in settlements for larger amounts than originally anticipated. Also, courts may not approve proposed settlements, which would result in additional litigation and potentially less beneficial outcomes for us.  As in the past, we will continue to pursue settlement opportunities.

In addition, proceedings have been launched directly against insurers, including us, challenging insurers’ conduct in respect of asbestos claims, and claims by individuals seeking damages arising from alleged asbestos-related bodily injuries.  There may be additional filings of other direct actions against insurers, including us, in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

Environmental Claims. We continue to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

We have been, and continue to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. We believe that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions often pertain to insurance policies that were issued by us prior to the mid-1970s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the policyholder, and we do not keep track of the monetary amount being sought in those few claims which indicate a monetary amount.

Asbestos and Environmental Claims. It is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation.  As a result, these reserves are subject to revision as new information becomes available and as claims develop.  The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies we have issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these claims, the number and outcome of direct actions against us and future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims. In addition, our asbestos-related loss and loss expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including proposed legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. See the “Asbestos Claims and Litigation” and “Environmental Claims and Litigation” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Part I — Item 3, Legal Proceedings.”

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current reserves for asbestos and environmental claims.  In addition, our estimate of claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to our operating results and financial condition in future periods.

Reinsurance may not protect us against losses. We use reinsurance to help manage our exposure to property and casualty risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. In addition, some of our reinsurance claims may be disputed by the reinsurers, and we may ultimately receive partial or no payment. This is a particular risk in the case of claims that relate to insurance policies written many years ago, including those relating to asbestos and environmental claims. Reinsurance may not protect us against losses and may not be available to us in the future at commercially reasonable rates or at all.

We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances.  In addition to asbestos and environmental pollution, we face exposure to other types of mass tort claims, including claims related to exposure to potentially harmful products or substances, including lead paint, silica and welding rod fumes.  Establishing claim and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including expanded theories of liability, disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, impede our ability to estimate our ultimate liability for such claims.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves.  In addition, our estimate of claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to our operating results in future periods.

If actual claims exceed our loss reserves, or if changes in the estimated level of loss reserves are necessary, our financial results could be significantly and adversely affected.  Claim and claim adjustment expense reserves (loss reserves) represent management’s estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent management estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. These loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on our assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation.

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. We continually refine our loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. We rigorously attempt to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved—favorable or unfavorable.

There are also risks which impact the estimation of ultimate costs for catastrophes.  For example, the estimation of reserves related to hurricanes can be affected by the inability by us and our insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves.  Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage and business interruption costs; and reinsurance collectibility.  The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period.  The estimates related to catastrophes are adjusted as actual claims emerge.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves.  In addition, our estimate of claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to our operating results in future periods.

A portion of our loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.79 billion at December 31, 2005. While the ongoing study of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of our management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to our operating results and financial condition in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Claims and Litigation.”

For a discussion of claims and claim adjustment expense reserves by product line, including examples of common factors that can affect required reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Claims and Claim Adjustment Expense Reserves.”

The effects of emerging claim and coverage issues on our business are uncertain. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include:

•      increases in the number and size of claims related to expenses for testing and remediation of mold conditions;

•      increases in the number and size of claims relating to construction defects, which often present complex coverage and damage valuation questions;

•     adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs;

•      judicial expansion of policy coverage and the impact of new theories of liability; and

•      a growing trend of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claim-handling and other practices.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business and adversely affect our results of operations.

The insurance industry is the subject of a number of investigations by state and federal authorities in the United States.  We cannot predict the outcome of these investigations or the impact on our business or financial results. As part of ongoing, industry-wide investigations, we and our affiliates have received subpoenas and written requests for information from government agencies and authorities, including from the Attorneys General of numerous states, various states’ insurance and business regulators and the Securities and Exchange Commission.  The areas of inquiry addressed to us include our relationship with brokers and agents, our involvement with “non-traditional” insurance and reinsurance products, branding requirements for salvage automobiles and the reporting of workers’ compensation premiums.  We and our affiliates may receive additional subpoenas and requests for information with respect to these or other areas from government agencies or authorities.  We are cooperating with these subpoenas and requests for information.  For further information, see “Part I — Item 3 — Legal Proceedings”.

It would be premature to reach any conclusions as to the likely outcome of these matters or the impact on our business or financial results.  Potential outcomes could include enforcement proceedings or settlements resulting in fines, penalties and/or changes in business practices that could adversely affect our results of operations. In addition, these investigations may result in changes in laws and regulations affecting the industry in general which could, in turn, also adversely affect our results of operations.

Our businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth. We are extensively regulated and supervised in the jurisdictions in which we conduct business, including licensing and supervision by government regulatory agencies in such jurisdictions.  This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors.  This regulation also relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurer’s business.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal incorporation, similar to banks. We cannot predict with certainty the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business. Insurance laws or regulations that are adopted or amended may be more restrictive than current requirements or may result in higher costs.

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation and administrative policies in several areas, including changes in financial services regulation and federal taxation, can significantly harm the insurance industry, including us.

Assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements may reduce our profitability. Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. These assessments have leveled off in the recent year and in certain states, have begun to decrease.  These assessments may, however, increase in the future if additional insolvencies occur.  Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in various states, our insurance subsidiaries must participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

A downgrade in our claims-paying and financial strength ratings could significantly reduce our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs. Claims-paying and financial strength ratings have become increasingly important to an insurer’s competitive position.  Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future.  A downgrade in one or more of our ratings could negatively impact our business volumes, because demand for certain of our products in certain markets may be reduced or our ratings could fall below minimum levels required to maintain existing business.  Additionally, we may find it more difficult to access the capital markets and higher borrowing costs may be incurred.  If our capital position were to deteriorate or one or more rating agencies were to substantially increase their capital requirements, we may need to raise equity capital in the future in order to maintain our ratings or limit the extent of a downgrade. For example, the frequency or severity of weather-related catastrophes in the last two years may lead rating agencies to substantially increase their capital requirements. The ratings are not in any way a measure of protection offered to investors in our securities and should not be relied upon with respect to making an investment in our securities.  For further discussion about our ratings, see, “Item 1 Business – Ratings”.

Our investment portfolio may suffer reduced returns or losses which could reduce our profitability. Investment returns are an important part of our overall profitability. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability, financial condition or cash flows.

Fluctuations in interest rates affect our returns on, and the market value of, fixed income and short-term investments, which comprised approximately 93% of the market value of our investment portfolio as of December 31, 2005.  In addition, defaults by third parties, primarily from investments in liquid corporate and municipal bonds, who fail to pay or perform on their obligations could reduce our net investment income and net realized investment gains or result in investment losses.

We invest a portion of our assets in equity investments, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the value of our equity investments and our ability to control the timing of the realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments and may be required to write down the value of our investments, which would reduce our profitability.

The intense competition that we face could harm our ability to maintain or increase our profitability and premium volume. The property and casualty insurance industry is highly competitive and we believe that it will remain highly competitive in the foreseeable future. We compete with both domestic and foreign insurers, some of which have greater financial resources than we do. In addition, several property and casualty insurers writing commercial lines of business now offer products for alternative forms of risk protection, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups. Continued growth in alternative forms of risk protection could reduce our premium volume. Following the terrorist attack on September 11, 2001 and again following the hurricane activity in 2004 and 2005, a number of new insurers and reinsurers were formed to compete in the industry, and a number of existing market participants have raised new capital which may enhance their ability to compete.  Financial institutions are now able to offer services similar to us as a result of the Gramm-Leach-Bliley Act, which repealed U.S. laws that separated commercial banking, investment banking and insurance activities.

Our competitive position is based on many factors, including:

•      our perceived overall financial strength,

•      ratings assigned by independent rating agencies,

•      geographic scope of business,

•      agent, broker and client relationships,

•      premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs),

•      speed of claims payment,

•      reputation, experience and qualifications of employees,

•      local presence and

•      our ability to keep pace relative to competitors with changes in technology and information systems.

We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to write new business at adequate rates, our results of operations will be adversely affected.  See Item 1 – Business – Competition.

The inability of our insurance subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations and to pay future dividends. We are a holding company and rely in part on dividends from our insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses. The ability of our insurance subsidiaries to pay dividends to us in the future will depend on their statutory surplus, earnings and regulatory restrictions.

We and our insurance subsidiaries are subject to regulation by some states as an insurance holding company system. This regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may require prior notice to, or prior approval by, state regulatory authorities. Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities.  The ability of our insurance subsidiaries to pay dividends to us also is restricted by regulations that set standards of solvency that must be met and maintained, the nature of and limitation on investments, the nature of and limitations on dividends to policyholders and shareholders, the nature and extent of required participation in insurance guaranty funds and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in workers’ compensation insurance lines.  The inability of our insurance subsidiaries to pay dividends to us in an amount sufficient to meet our debt service obligations and other cash requirements could harm our ability to meet our obligations and to pay future dividends.

Loss or significant restriction of the use of credit scoring in the pricing and underwriting of personal lines products could reduce our future profitability. In Personal Lines, we use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly and are calling for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail the use of credit scoring, if enacted in a large number of states, could reduce our future profitability.

Disruptions to our relationships with our distributors, independent agents and brokers could adversely affect us.  We market our insurance products primarily through independent agents and brokers.  An important part of our business is written through fewer than a dozen such intermediaries.  Loss of all or a substantial portion of the business provided through such agents and brokers could have an adverse effect on our future business volume and profitability.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.  We outsource certain technology functions to third parties and may do so increasingly in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business.  In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States.  As a result, our ability to conduct our business might be negatively impacted.

Item 1B. UNRESOLVED STAFF COMMENTS

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at December 31, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger.

Item 2. PROPERTIES

The Company owns its corporate headquarters buildings located at 385 Washington Street and 130 West Sixth Street, St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space.  The Company also owned properties in Woodbury, Minnesota, where an administrative services building and off-site computer processing operations were located. The Woodbury properties were sold in April of 2005.

The Company also owns six buildings in Hartford, Connecticut. The Company currently occupies approximately 1.8 million square feet of office space in these buildings. The Company also owns other real property, which includes office buildings in Fall River, Massachusetts, and in Irving, Texas, and a data center located in Norcross, Georgia. In addition, the Company leases 220 field and claim offices totaling approximately 5.1 million square feet throughout the United States under leases or subleases with third parties.

The Company owns a building in London, England, which houses a portion of its operations in the United Kingdom.

The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 15% of the carrying value of the property portfolio at December 31, 2005.

In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3. LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances which are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.

TPC is involved in three significant proceedings (including a bankruptcy proceeding) relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.  The status of the various proceedings is described below.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award.  On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds.  On February 8, 2006, TPC filed a motion to stay the issuance of the Third Circuit’s mandate in anticipation of TPC’s petition for a writ of certiorari to the United States Supreme Court.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The district court found the dispute was moot as a result of the arbitration panel’s decision.  The district court, therefore, based on the arbitration panel’s decision, dismissed the case. If the January 19, 2006 ruling of the Third Circuit described in the paragraph above survives further appeal, this case will be reinstated.

The Company continues to believe it has meritorious positions in these ACandS-related proceedings and intends to litigate vigorously.

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

Four appeals were taken from the August 17, 2004 ruling.  These appeals have been consolidated and are currently pending.  The parties have completed briefing all of the issues and a hearing was held before the district court on February 22, 2006.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.  It is not possible to predict how appellate courts will rule on the pending appeals.

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

Shareholder Litigation and Related Proceedings

TPC and its board of directors were named as defendants in three putative class action lawsuits brought by shareholders alleging breach of fiduciary duty in connection with the merger of TPC and SPC and seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. December 15, 2003).  The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty.  On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval. Before court approval of the settlement, additional shareholder litigation was commenced, as described below.  On September 12, 2005, plaintiffs voluntarily withdrew their complaints without prejudice.

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders alleged that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  These actions were consolidated under the caption In re St. Paul Travelers Securities Litigation I, and a lead plaintiff and lead counsel were appointed.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.  On June 24, 2005, the lead plaintiff filed an amended consolidated complaint.  The complaint did not specify damages.  On August 23, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation I moved to dismiss the amended consolidated complaint.  On November 22, 2005, the parties reached an agreement to settle the case. The settlement also encompasses the Henzel, Vozzolo and Farina cases described above. On December 28, 2005, the Court approved the settlement.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products. On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim. In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004). The complaint alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I. On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint. On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

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

The Company believes that the pending lawsuits have no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that the financial impact of one or more of these proceedings will not be material to the Company’s results of operations in a future period. The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law. As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending these lawsuits.

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

Six putative class action lawsuits and two individual actions were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005). The plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of

New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, nineteen plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, state common law and the laws of the various states prohibiting antitrust violations. Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim. On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company. One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005).  That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation.  On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim.  One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), have been filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates, but have not been consolidated with In re Insurance Brokerage Antitrust Litigation.  Certain defendants in Bensley Construction, Inc., including the Company, have removed the action to the United States District Court for the District of Massachusetts.  On February 13, 2006, the action was transferred to the District of New Jersey for coordination with In re Insurance Brokerage Antitrust Litigation.  Office Depot, Inc. was brought in Florida state court and names several of the Company’s subsidiaries.  On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation.  The plaintiff in Office Depot, Inc. has appealed.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

Item 4.                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Company’s executive officers is incorporated by reference from Part III, Item 10 of this Report.

PART II

Item 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange, where it is assigned the symbol “STA.” Prior to the merger of SPC and TPC, SPC’s common stock traded on the New York Stock Exchange under the symbol “SPC.” The number of holders of record, including individual owners, of the Company’s common stock was 94,191 as of February 23, 2006. This is not the actual number of beneficial owners of the Company’s common stock, as shares are held in “street name” by brokers and others on behalf of individual owners. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of the Company’s common stock for each quarter during the last two fiscal years. SPC historical data is presented in the table for the first quarter of 2004, as SPC common stock was issued to effect the merger, and SPC, as renamed, was the continuing public company registrant following the merger.

	High	Low	Cash Dividend Declared
2005
First Quarter	$39.40	$35.89	$0.22
Second Quarter	39.87	33.71	0.23
Third Quarter	45.14	39.60	0.23
Fourth Quarter	46.70	41.37	0.23

2004
First Quarter	$43.35	$39.20	$0.50
Second Quarter	42.99	39.18	0.22
Third Quarter	39.70	32.53	0.22
Fourth Quarter	37.54	30.99	0.22

The Company paid cash dividends per share of $0.91 in 2005 and $1.16 in 2004. The 2004 total included a special cash dividend of $0.21 per share in the second quarter of 2004, which was declared by SPC prior to the closing of the merger and resulted in the holders of SPC’s common stock prior to the merger receiving aggregate dividends with record dates in 2004 of $1.16 per share, which was SPC’s indicated annual dividend rate prior to the merger. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, including dividend restrictions included in certain long-term loan or credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares or (units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Oct. 1, 2005	Oct. 31, 2005	20,887	$42.71	—	—
Nov. 1, 2005	Nov. 30, 2005	92,438	45.97	—	—
Dec. 1, 2005	Dec. 31, 2005	14,021	45.32	—	—

Total		127,346	$45.36	—	—

All amounts in the table represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.

Item 6.                                    SELECTED FINANCIAL DATA

All data in the following table for the years 2001 through 2003 represent historical data for TPC. For accounting purposes, the merger of SPC and TPC was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Historical results are not necessarily indicative of results to be expected in the future.

	At and for the year ended December 31, (1)
	2005	2004	2003	2002	2001
	(in millions, except per share amounts)
Total revenues	$24,365	$22,544	$15,139	$14,270	$12,231

Income from continuing operations before cumulative effect of changes in accounting principles	$2,061	$867	$1,696	$216	$1,062
Cumulative effect of changes in accounting principles, net of tax (2)	—	—	—	(243)	3
Income (loss) from discontinued operations	(439)	88	—	—	—
Net income (loss)	$1,622	$955	$1,696	$(27)	$1,065
Total investments	$68,287	$64,368	$38,653	$38,425	$32,619
Total assets	113,187	111,246	64,872	64,138	57,778
Claims and claim adjustment expense reserves	61,090	59,070	34,573	33,736	30,737
Total debt	5,850	6,313	2,675	2,544	2,078
Total liabilities (3)	90,884	90,045	52,885	53,100	46,192
Company-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	—	—	—	900	900
Total shareholders’ equity	22,303	21,201	11,987	10,137	10,686
Basic earnings (loss) per share:(4)
Income from continuing operations before cumulative effect of changes in accounting principles	$3.04	$1.42	$3.91	$0.52	$3.18
Cumulative effect of changes in accounting principles, net of tax	—	—	—	(0.59)	0.02
Income (loss) from discontinued operations (5)	(0.65)	0.14	—	—	—
Reported net income (loss)	2.39	1.56	3.91	(0.07)	3.20
Goodwill amortization	—	—	—	—	0.21
Adjusted earnings (loss) per share	$2.39	$1.56	$3.91	$(0.07)	$3.41
Diluted earnings (loss) per share:(4)
Income from continuing operations before cumulative effect of changes in accounting principles	$2.95	$1.40	$3.80	$0.52	$3.18
Cumulative effect of changes in accounting principles, net of tax	—	—	—	(0.59)	0.02
Income (loss) from discontinued operations (5)	(0.62)	0.13	—	—	—
Reported net income (loss)	2.33	1.53	3.80	(0.07)	3.20
Goodwill amortization	—	—	—	—	0.21
Adjusted earnings (loss) per share	$2.33	$1.53	$3.80	$(0.07)	$3.41
Year-end common shares outstanding(4)(6)	693.4	670.3	435.8	435.1	333.3
Per common share data:
Cash dividends(4)(7)	$0.91	$1.16	$0.65	$12.07	$1.22
Book value(4)	$31.94	$31.35	$27.51	$23.30	$32.07

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

(3)                   Total liabilities include minority interest liabilities of $14 million, $20 million, $105 million and $87 million at December 31, 2005, 2004, 2003 and 2002, respectively.

(4)                   Earning per share, year-end common shares outstanding, cash dividends per share and book value per share were restated for the years prior to 2004 to reflect the impact of the merger with SPC.

(5)                   In August 2005, the Company completed its divestiture of Nuveen Investments, Inc., its asset management subsidiary acquired in the merger. Accordingly, the Company’s share of Nuveen Investments’ results prior to divestiture was classified as discontinued operations, along with the net after-tax loss on disposal. Prior period results were reclassified to be consistent with the 2005 presentation.

(6)                   In March 2002, TPC issued common stock through its Initial Public Offering (IPO).

(7)                   Dividends per common share reflect the recapitalization effected as part of TPC’s corporate reorganization in 2002. See Item 1 - Business. During 2002, TPC paid dividends of $5.10 billion in the form of a note payable and $158 million in cash to Citigroup, its then sole shareholder. During 2001, TPC paid dividends of $526 million to Citigroup, its then sole shareholder.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers, Inc. In connection with the merger, each issued and outstanding share of TPC class A (including the associated Companies preferred stock purchase rights) and class B par value $0.01 common stock was exchanged for 0.4334 of a share of the Company’s common stock without designated par value. Share and per share amounts for all periods presented have been restated to reflect the second quarter exchange of TPC common stock for the Company’s common stock in the merger. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities, and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s. Accordingly, all financial information presented herein for the twelve months ended December 31, 2005 reflects the consolidated accounts of SPC and TPC. The financial information presented herein for the twelve months ended December 31, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004. The financial information presented herein for 2003 reflects the accounts of TPC.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, refer to note 2 of notes to the Company’s consolidated financial statements included in this report.

The Company completed the divestiture of its 78% equity interest in Nuveen Investments in 2005, which is described in more detail later in this discussion. The Company’s share of Nuveen Investments’ operating results in 2005 prior to divestiture was classified as discontinued operations, and the Company’s prior year results were reclassified to conform to the 2005 presentation.

EXECUTIVE SUMMARY

2005 Consolidated Results of Operations

•                  Income from continuing operations of $2.06 billion, or $3.04 per share basic and $2.95 diluted

•                  Net income of $1.62 billion, or $2.39 per share basic and $2.33 diluted, including loss from discontinued operations of $439 million, or $0.65 per share basic and $0.62 diluted

•                  Net proceeds of $2.40 billion from the divestiture of Nuveen Investments; loss from discontinued operations resulted from significant tax provision related to sale

•                  Total cost of catastrophes of $2.19 billion pretax (net of reinsurance) and $1.47 billion after-tax, primarily relating to Hurricanes Katrina, Rita and Wilma

•                  Net unfavorable prior year reserve development of $325 million pretax and $216 million after-tax, primarily due to a pretax charge of $830 million ($548 million after-tax) to increase asbestos reserves

•                  Gross written premiums of $23.74 billion; net written premiums of $20.39 billion; net written premiums reduced by $121 million of reinstatement premiums related to catastrophes

•                  GAAP combined ratio of 101.3, including 10.7 points from catastrophe losses

•                  Pretax net investment income of $3.17 billion ($2.44 billion after-tax)

2005 Consolidated Financial Condition

•                  Total assets of $113.19 billion, up $1.94 billion from December 31, 2004

•                  Total investments of $68.29 billion, up $3.92 billion from December 31, 2004; fixed maturities and short-term securities comprise 93% of total investments

•                  Increase in investments resulted from proceeds from Nuveen Investments’ divestiture and strong operating cash flows

•                  Total debt of $5.85 billion, down $463 million from December 31, 2004

•                  Shareholders’ equity of $22.30 billion, up $1.10 billion from December 31, 2004; book value per common share of $31.94

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

For the year ended December 31,	2005	2004	2003
Revenues
Premiums	$20,341	$19,038	$12,545
Net investment income	3,165	2,663	1,869
Fee income	664	706	560
Net realized investment gains (losses)	17	(39)	38
Other revenues	178	176	127
Total revenues	24,365	22,544	15,139
Claims and expenses
Claims and claim adjustment expenses	14,927	15,439	9,118
Amortization of deferred acquisition costs	3,252	2,978	1,984
General and administrative expenses	3,229	2,945	1,641
Interest expense	286	236	167
Total claims and expenses	21,694	21,598	12,910
Income from continuing operations before income taxes and minority interest	2,671	946	2,229
Income tax expense	610	69	537
Minority interest, net of tax	—	10	(4)
Income from continuing operations	2,061	867	1,696
Discontinued operations:
Operating income (loss), net of taxes	(663)	88	—
Gain on disposal, net of taxes	224	—	—
Income (loss) from discontinued operations	(439)	88	—
Net income	$1,622	$955	$1,696
Income from continuing operations per share
Basic	$3.04	$1.42	$3.91
Diluted (1)	$2.95	$1.40	$3.80
GAAP combined ratio
Loss and loss adjustment expense ratio	71.9%	79.4%	70.7%
Underwriting expense ratio	29.4	28.3	25.6
GAAP combined ratio	101.3%	107.7%	96.3%

(1) The weighted average number of common shares used in the diluted earnings per share calculation for the year ended December 31, 2004 excluded the potentially dilutive effect of the Company’s convertible junior subordinated notes because their effect was anti-dilutive.

The Company’s discussions related to all items, other than net income, income from continuing operations, income (loss) from discontinued operations, and segment operating income (loss), are presented on a pretax basis, unless otherwise noted. Throughout the following discussion, the Company references the “impact of the merger,” which in the context of a comparison between 2005 and 2004 refers to the Company’s 2005 results reflecting a full year of combined post-merger operations, whereas the Company’s 2004 results reflect combined post-merger operations for the nine months subsequent to the April 1, 2004 merger date, plus the results of TPC only for the three months ended March 31, 2004. In the context of a comparison between 2004 and 2003, the “impact of the merger” refers to the Company’s 2004 results reflecting the components described above, whereas the Company’s 2003 results include the results of TPC only for the full year.

Overview

Income from continuing operations in 2005 totaled $2.06 billion, or $2.95 per share diluted, compared with income from continuing operations of $867 million, or $1.40 per share diluted, in 2004. The increase in income in 2005 reflected the impact of the merger, improved non-catastrophe current year loss experience in the Company’s three business segments, a decline in net unfavorable prior year reserve development and strong growth in net investment income. These factors more than offset a significant increase in the cost of catastrophes (including reinstatement premiums and state assessments), which totaled $2.19 billion in 2005, compared with $772 million in 2004. Catastrophe losses in 2005 primarily related to Hurricanes Katrina, Rita and Wilma, as described in more detail in the following narrative. Net unfavorable prior year reserve development in 2005 totaled $325 million, compared with net unfavorable prior year reserve development of $2.39 billion in 2004. The 2005 total was driven by a charge of $830 million to strengthen asbestos reserves as a result of the Company’s annual asbestos liability review, which was partially offset by other non-asbestos related net favorable prior year reserve development in the Personal and Commercial segments. The net unfavorable prior year reserve development in 2004 total was the result of several significant reserve charges recorded subsequent to the merger and which are discussed in more detail in the following narrative.

In 2005, the Company sold its equity interest in Nuveen Investments, which constituted its Asset Management segment. The Company recorded a net loss from discontinued operations of $439 million in 2005, consisting primarily of $710 million of tax expense which resulted from the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the $224 million after-tax gain on the divestiture and the Company’s share of Nuveen Investments’ net income for 2005. Income from discontinued operations of $88 million in 2004 represented the Company’s share of Nuveen Investments’ net income for the year.

Income from continuing operations in 2004 totaled $867 million, or $1.40 per share diluted, compared with $1.70 billion, or $3.80 per share diluted, in 2003. The $829 million decline in 2004 compared with 2003 was driven by $2.39 billion of net unfavorable prior-year reserve development. That net unfavorable prior year reserve development in 2004 was concentrated in the Commercial and Specialty segments and was primarily comprised of $928 million to strengthen asbestos reserves as a result of the completion of the Company’s annual asbestos liability review, merger-related reserve strengthening of $500 million for construction and $300 million for surety, $290 million to strengthen environmental reserves, $252 million related to the financial condition of a specific construction contractor and $113 million related to the commutation of agreements with a major reinsurer. These charges are described in more detail in the following segment discussions. In addition, 2004 income from continuing operations included $296 million of pretax charges to increase the allowance for estimated amounts due from reinsurance recoverables, policyholder receivables and co-surety participations on a specific construction contractor claim. Net unfavorable reserve development in the Commercial and Specialty segments in 2004 more than offset additional income resulting from the merger and strong operating income generated by the Company’s Personal segment. In addition, the cost of catastrophes in 2004 of $772 million was $420 million higher than in 2003. The catastrophe losses in 2004 were primarily driven by four hurricanes that struck the southeastern United States in the third quarter.

Revenues

Earned Premiums

The $1.30 billion increase in earned premiums in 2005 over 2004 primarily reflected the impact of the merger, which was partially offset by a significant decline in earned premiums in the Commercial segment’s runoff operations, where business is intentionally being non-renewed, and a decline in Commercial’s ongoing operations due to a lower level of net written premium volume in the last half of 2004 and first half of 2005. Earned premiums in 2005 were reduced by $121 million of reinstatement premiums related to catastrophe losses, which are described in more detail in the “Cost of Catastrophe” section of this discussion. Earned premiums in 2004 were reduced by $76 million of reinstatement premiums primarily related to reserve charges recorded in the Surety operation. Partially offsetting these factors were the impacts of new business growth and increased retention in many of the Company’s insurance operations in 2005. In 2004, the $6.49 billion growth in earned premiums over 2003 was primarily due to the merger, as well as the earned premium effect of rate increases on renewal business over the previous 12 months and strong customer retention levels throughout a majority of the markets served by the Company’s insurance operations.

Net Investment Income

Net investment income of $3.17 billion in 2005 grew $502 million, or 19%, over 2004, reflecting the impact of the merger, as well as an increase in invested assets over the last twelve months, higher short-term interest rates and a decline in investment expenses. The increase in invested assets in 2005 was driven by continued strong operational cash flows and the investment of the $2.40 billion in proceeds from the divestiture of the Company’s equity interest in Nuveen Investments. The average pretax investment yield in 2005 of 4.7% declined slightly from 4.8% in 2004, due to the maturity of higher yielding bonds and a higher proportion of tax-exempt investments. Net investment income in 2004 included $111 million from the initial public offering of one investment.

Net investment income in 2004 increased $794 million over 2003, largely due to the increase in invested assets resulting from the merger. In addition, strong operational cash flows in 2004 contributed to the growth in invested assets. The average pretax investment yield in 2004 of 4.8% declined from 5.3% in 2003, due to a higher proportion of tax-exempt investments and lower yields on fixed income securities and alternative investments. In addition, SPC’s investment portfolio acquired in the merger was recorded at its fair value as of the merger date in accordance with purchase accounting, which reduced the Company’s reported average investment yield in 2004.

The Company allocates invested assets and the related net investment income to its identified business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instruments. This duration yield is compared to the average portfolio yield and a new average yield is determined. It is this average yield that is used in the calculation of net investment income on investable funds.

Fee Income

Fee income in 2005 declined 6% when compared with 2004, as the National Accounts market, the primary source of the Company’s fee-based business, experienced increased competition, particularly in the large account sector, as described in more detail in the Commercial segment discussion that follows. In 2004, the 26% increase in fee income reflected higher new business levels resulting, in part, from a third quarter 2003 renewal rights transaction, as well as renewal price increases and an increase in workers’ compensation business written through state residual market pools.

Net Realized Investment Gains (Losses)

Net pretax realized investment gains in 2005 totaled $17 million, primarily generated from sales of venture capital investments and equity securities. In addition, the Company realized a pretax gain of $21 million from the sale of its Personal Catastrophe Risk operation and $13 million of pretax net gains related to U.S. Treasury futures contracts which are marked to market and settled daily. Net realized investment gains in 2005 were reduced by $109 million of impairment losses, which were concentrated in the venture capital portfolio as described in more detail later in this discussion.

The Company’s net pretax realized investment losses of $39 million in 2004 included impairment charges totaling $80 million, whereas net pretax realized gains of $38 million in 2003 included $90 million of impairment charges. Net pretax realized investment gains (losses) in 2004 and 2003 also included net losses of $44 million and $27 million, respectively, related to U.S. Treasury futures contracts. Further information regarding the nature of impairment charges in each year is included in the “Critical Accounting Estimates” section later in this discussion.

Other Revenues

Other revenues in all periods presented primarily consist of premium installment charges.

Written Premiums

Consolidated gross and net written premiums were as follows:

	2005		2004		2003
(for the year ended December 31, in millions)	Gross	Net	Gross	Net	Gross	Net

Commercial	$10,426	$8,429	$10,636	$8,311	$8,668	$6,862
Specialty	6,836	5,729	5,511	4,771	1,457	1,258
Personal	6,474	6,228	6,111	5,929	5,245	5,081
Total	$23,736	$20,386	$22,258	$19,011	$15,370	$13,201

Gross and net written premiums in 2005 both increased 7% over 2004, primarily reflecting the impact of the merger. However, gross and net written premium volumes in 2005 were down when compared to 2004 on a pro forma combined basis. The declines were concentrated in the Commercial segment, reflecting the planned non-renewal of business in runoff and reduced premium volume in ongoing operations due to increasingly competitive market conditions. In addition, premium volume in the Specialty segment’s Construction operation was lower than in 2004 on a pro forma basis due to the now-completed process of aligning the underwriting profile of the two predecessor companies.  Net written premiums in 2005 were reduced by $121 million of reinstatement premiums related to catastrophe losses discussed later in this narrative, whereas 2004 net written premium volume was reduced by $76 million of reinstatement premiums primarily related to reserving actions in the Specialty segment. However, premium volume in the Personal segment increased over 2004, driven by continued renewal price increases and unit growth in the homeowners line of business. During 2005, the Company experienced strong retention levels on a company-wide basis, as the Company focused on retaining its existing book of well priced, profitable business. New business levels in several of the Company’s insurance operations also increased over 2004. Rate increases, however, were generally lower in 2005 compared with 2004, reflecting increased competition and more aggressive pricing in the marketplace. Rates for certain products in selected markets declined from 2004 levels.

In the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased in the Specialty segment. The change in structure resulted in an increase in ceded premiums in 2005 when compared with 2004. The Company also made a modest adjustment to 2004 ceded written premiums to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded. Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts. This adjustment affected only the statistical disclosure of net written premiums on a quarter-by-quarter basis; it did not affect net written premium amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results or capital. The adjustment was made to conform the statistical measurement of production – net written premiums – across the Company’s businesses.

The $5.81 billion, or 44%, increase in consolidated net written premiums in 2004 compared with 2003 primarily reflected the impact of the merger. On a pro forma combined basis, net written premiums in 2004 were level with 2003. Business retention levels in the majority of the Company’s insurance operations remained consistent with 2003 levels. The level of rate increases, however, continued to decline during 2004, reflecting the increasingly competitive marketplace. New business volume in the Commercial and Specialty segments in 2004 declined when compared with the combined new business volume of SPC and TPC in the prior year, reflecting the competitive marketplace and the impact of new business premiums in 2003 from renewal rights transactions. The non-renewal of certain commercial property, construction and surety risks as well as certain personal lines business in the Company’s operations at Lloyd’s also negatively impacted premium volume in 2004. Personal net written premiums increased 17% in 2004 over 2003, due to strong organic growth, new business resulting from a renewal rights transaction, strong business retention levels and price increases.

Claims and expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses of $14.93 billion in 2005 were $512 million lower than the 2004 total of $15.44 billion. The 2005 total included $2.03 billion of catastrophe losses, compared with $761 million of such losses in 2004. The cost of catastrophes is discussed in more detail in the following narrative. The 2005 total also included $325 million of net unfavorable prior year reserve development, compared with $2.39 billion of net unfavorable prior year reserve development in 2004. The net unfavorable prior year reserve development in 2005 was concentrated in the Commercial segment and was primarily the result of a charge to increase asbestos reserves as a result of the Company’s annual asbestos liability review. That charge was partially offset by other, non-asbestos related, net favorable prior year development in the Personal and Commercial segments. Claims and claim adjustment expenses in 2005 also reflected improvement in current accident year non-catastrophe related loss experience as compared with 2004.

Claims and claim adjustment expenses of $15.44 billion in 2004 were $6.32 billion higher than the comparable 2003 total, primarily reflecting the impact of the merger. The 2004 net unfavorable prior year reserve development of $2.39 billion included a $928 million charge to increase asbestos reserves, a $290 million charge to increase environmental reserves, a charge of $252 million related to the financial condition of a specific construction contractor, and charges to increase Construction and Surety reserves in the Specialty segment by $500 million and $300 million, respectively. The Company also commuted certain reinsurance agreements with a major reinsurer in 2004 resulting in a $113 million prior year reserve charge (in addition to a current year loss of $40 million). Commutations are a complete and final settlement with a reinsurer that results in a discharge of all obligations of the parties to the terminated reinsurance agreement. These and other components of 2004 unfavorable prior year reserve development are described in more detail in the segment discussions that follow. Net unfavorable prior year reserve development in 2003 totaled $476 million and was primarily the result of reserve strengthening at the Company’s Gulf subsidiary. The 2004 total also included $761 million of catastrophe losses (net of reinsurance), compared with catastrophe losses of $352 million in 2003.

Cost of Catastrophes. The Company’s cost of catastrophes, net of reinsurance and including reinstatement premiums and state assessments, totaled $2.19 billion in 2005, primarily resulting from Hurricanes Katrina, Rita and Wilma. Hurricane Katrina made landfall in Florida, Louisiana, Mississippi and Alabama in August 2005, Hurricane Rita made landfall in Texas and Louisiana in September 2005 and Hurricane Wilma made landfall in Florida in October 2005. In 2004, the cost of catastrophes, net of reinsurance, totaled $772 million, all of which resulted from four hurricanes – Charley, Frances, Ivan and Jeanne – that also made landfall in the southeastern United States. In 2003, Hurricane Isabel and several storms across the United States accounted for the majority of the $352 million cost of catastrophes. The cost of catastrophes was included in the Company’s business segments in the respective periods as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Commercial	$1,240	$363	$103
Specialty	356	220	—
Personal	593	189	249
Total	$2,189	$772	$352

The following table provides additional information regarding the components of the estimated cost recorded related to catastrophes in 2005.

(for the year ended December 31, in millions)
Gross loss and loss adjustment expenses	$3,811
Reinstatement premiums	121
State assessments	43
Reinsurance recoverables	(1,786)
Total estimated pretax loss	$2,189

Reinstatement premiums represent additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess-of-loss reinsurance treaties and are recorded as a reduction of net written and earned premiums. After payment of these reinstatement premiums, the Company has coverage for one additional limit under its corporate catastrophe treaty and continuing protection under most of its other treaties. The term of the Company’s current corporate catastrophe treaty expires on June 30, 2006. State assessments are recorded as a component of general and administrative expenses.

General and Administrative Expenses

The $284 million increase in general and administrative expenses in 2005 compared with 2004 primarily reflected the impact of the merger. In addition, the 2005 total included $43 million of state assessments related to catastrophe losses, and also reflected investments made for process re-engineering and to support business growth and product development, primarily in the Personal segment. These factors were partially offset by the benefit of expense efficiencies achieved since the completion of the merger. The Commercial segment in particular has realized significant expense savings since the completion of the merger primarily through the elimination of duplicate functions throughout the combined organization. Included in the 2005 and 2004 totals were $112 million and $92 million, respectively, of amortization expense related to finite-lived intangible assets acquired in the merger, and a benefit of $12 million and $58 million, respectively, associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables. The 2004 total included a $62 million increase in the allowance for uncollectible amounts due from policyholders for loss-sensitive business (primarily high-deductible business). This increase resulted from applying the Company’s credit-based methodology for determining uncollectible amounts to the recoverables acquired in the merger. General and administrative expenses in 2004 also included $29 million of restructuring charges related to the merger.

Other 2004 Claims and Expenses. Other items increasing the 2004 claims and expenses compared to 2003 include $296 million of charges to increase the allowances for estimated amounts due from reinsurance recoverables, policyholders receivables, and co-surety participations on a specific construction contractor claim. The increase in the allowance for uncollectible reinsurance recoverables recognized a change in estimated disputes with reinsurers and is based upon the Company’s reinsurance strategy of reduced reinsurance utilization, including the cessation of ongoing business relationships with certain of SPC’s reinsurers, and aggressive collection of reinsurance recoverables. A charge was also recorded to increase the estimated uncollectible amounts due from policyholders for loss sensitive business (primarily high deductible business). This increase recognized a change in estimated uncollectible amounts due and resulted from applying the Company’s credit based methodology for determining uncollectible amounts to the recoverables acquired in the merger. Because reinsurance recoverables and amounts due from policyholders for loss sensitive business are insurance contract-related assets, these assets are subject to the same types of estimation variables as loss reserves. Also during the second quarter of 2004, a participating co-surety on a contract surety exposure announced that insurance regulators had approved its submitted run-off plan. Based upon industry knowledge of the co-surety’s run-off plan and an analysis of the co-surety’s financial condition, the Company concluded that it was unlikely to collect the full amount projected to be owed by the co-surety and established an appropriate level of reserves.

Interest Expense

The $50 million increase in interest expense in 2005 over 2004 primarily reflected the impact of a full year of interest expense on SPC debt assumed in the merger on April 1, 2004. The Company’s debt outstanding at December 31, 2005 declined by a net $463 million compared with year-end 2004. In 2004, the $69 million increase in interest expense over 2003 reflected the incremental expense associated with SPC debt assumed in the merger.

Effective Tax Rate

The Company’s effective tax rate on income from continuing operations was 22.8%, 7.3% and 24.1% in 2005, 2004 and 2003, respectively. The 2005 and 2003 effective rate reflected a higher level of pretax income associated with profitable underwriting performance. The low 2004 effective rate primarily reflected the impact of an increase in nontaxable investment income on a lower level of pretax income.

GAAP combined ratios

Catastrophe losses accounted for 10.3 points of the 2005 loss and loss adjustment expense ratio, compared with 4.0 points in 2004. The loss and loss adjustment expense ratio in 2005 included a 1.6 point impact of net unfavorable prior year reserve development, whereas the 2004 ratio included a 12.6 point impact of net unfavorable prior year reserve development. The 2005 loss and loss adjustment expense ratio also reflected an improvement in current accident year non-catastrophe loss experience, compared with 2004, primarily reflecting reduced claim activity. The 1.1 point increase in the 2005 underwriting expense ratio compared with 2004 reflected the impact of reinstatement premiums, state assessments, earned premium declines in the Commercial segment, increased commission expenses in the Personal segment and investments made for process re-engineering and to support business growth and product development, primarily in the Personal segment. These factors were partially offset by expense efficiencies realized since the completion of the merger.

The loss and loss adjustment expense ratio in 2004 included a 4.0 point impact from catastrophes and a 12.6 point impact from net unfavorable prior year reserve development. The respective impacts of these factors on the 2003 loss and loss adjustment expense ratio were 3.8 points and 2.8 points. The 2.7 point increase in the underwriting expense ratio in 2004 primarily reflected the impact of higher underwriting expenses related to the business acquired in the merger, as well as expenses associated with the merger.

Discontinued Operations

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004. The divestiture was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion.

The Company recorded a net operating loss from discontinued operations of $663 million in 2005, consisting primarily of $710 million of tax expense due to the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ net income prior to divestiture. The Company recorded a pretax gain on disposal of $345 million ($224 million after-tax) in 2005. Income from discontinued operations of $88 million in 2004 represented the Company’s share of Nuveen Investments’ net income for the year.

The assets and liabilities related to Nuveen Investments were removed from the respective lines of the Company’s consolidated balance sheet and reported under the caption “Net assets of discontinued operations” in the consolidated balance sheet at December 31, 2004. The current and deferred tax liabilities generated by the difference between the Company’s tax basis and the GAAP basis of its investment in Nuveen Investments are reported on the Company’s consolidated balance sheet as part of the Company’s current and deferred tax liabilities.

Renewal Rights Purchases

During the third quarter of 2003, TPC purchased from Royal & SunAlliance USA (RSA), an unaffiliated insurer, the renewal rights to RSA’s commercial lines national accounts, middle market and marine businesses, and standard and preferred personal lines businesses. Also during the third quarter of 2003, TPC purchased from Atlantic Mutual, an unaffiliated insurer, the renewal rights to the majority of Atlantic Mutual’s commercial lines inland marine and ocean cargo businesses written by Atlantic Mutual’s Marine Division. The total purchase price for these renewal rights transactions, which was based in part on the level of business renewed by the Company, was $69 million.

RESULTS OF OPERATIONS BY SEGMENT

Commercial

Results of the Company’s Commercial segment were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Revenues:
Earned premiums	$8,574	$8,816	$6,552
Net investment income	1,944	1,728	1,324
Fee income	629	680	545
Other revenues	55	55	33
Total revenues	$11,202	$11,279	$8,454
Total claims and expenses	$10,356	$10,350	$7,131
Operating income	$756	$786	$1,061
Loss and loss adjustment expense ratio	83.6%	81.8%	75.4%
Underwriting expense ratio	29.5	27.8	24.9
GAAP combined ratio	113.1%	109.6%	100.3%

Overview

Operating income of $756 million in 2005 was 4% lower than operating income of $786 million in 2004, as the significant increase in the cost of catastrophes in 2005 was substantially offset by a decline in net unfavorable prior year reserve development and the impact of the merger. The cost of catastrophes totaled $1.24 billion in 2005, compared with $363 million in 2004. Catastrophes in both years were the result of the hurricanes described in the “Consolidated Overview” section herein. Net unfavorable prior year development totaled $694 million in 2005, compared with $1.34 billion in 2004. The totals in both years were primarily driven by charges to increase asbestos reserves.

Operating income of $786 million in 2004 declined $275 million, or 26%, from 2003. The decline was driven by net unfavorable prior year reserve development of $1.34 billion in 2004, primarily related to asbestos and environmental reserve strengthening. Net unfavorable prior year reserve development totaled $676 million in 2003, primarily related to reserve strengthening in the Gulf operation due to a line of business that insured the residual values of leased vehicles. Operating income in 2004 also included $363 million for the cost of catastrophes, compared with $103 million in 2003.

Earned Premiums

The $242 million decline in earned premiums in 2005 compared with 2004 reflected a significant decline in runoff operations, where business is intentionally being non-renewed, and a decline in ongoing operations due to a lower level of written premium volume in the last half of 2004 and first half of 2005. These declines were partially offset by the impact of the merger. In addition, the reinstatement premiums described in the “Consolidated Overview” section herein reduced net earned premium volume in 2005 by $52 million. In 2004, earned premium growth of $2.26 billion over 2003 was primarily due to the merger and also reflected the earned premium effect of moderating renewal price increases over the previous twelve months in the Company’s ongoing Commercial business lines. In addition, incremental premiums resulting from the renewal rights transactions with Royal & SunAlliance and Atlantic Mutual in the third quarter of 2003 contributed to premium growth in 2004.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2005 and 2004.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools. The $51 million, or 8%, decline in fee income in 2005 compared with 2004 was primarily due to increased competition, including the loss of several large customers in the second half of 2004 and in early 2005. The strong increase in 2004 fee income over 2003 reflected higher new business levels, resulting, in part, from the third quarter 2003 renewal rights transaction with Royal & SunAlliance, renewal price increases and more workers’ compensation business being written by state residual market pools.

Claims and Expenses

Claims and claim adjustment expenses in 2005 totaled $7.45 billion, compared with $7.52 billion in 2004. Included in those totals were $1.17 billion and $363 million, respectively, of catastrophe losses (net of reinsurance). Net unfavorable prior year reserve development in the Commercial segment totaled $694 million in 2005, primarily due to charges to increase asbestos reserves by $830 million and environmental reserves by $30 million. That unfavorable development was partially offset by other net favorable prior year reserve development of $166 million, primarily in the commercial automobile, commercial multi-peril, workers’ compensation and property lines of business. Net unfavorable prior year reserve development totaled $1.34 billion in 2004, which included a $927 million charge to strengthen asbestos reserves and a $286 million charge to strengthen environmental reserves. Also included in the net unfavorable prior year reserve development in 2004 was a $157 million addition to the reserve for uncollectible reinsurance recoverables, $38 million from the commutation of agreements with a major reinsurer and other net unfavorable prior year reserve development primarily concentrated in the Company’s Gulf operations. Partially offsetting the impact of these reserve increases in 2004 was favorable prior year reserve development in core Commercial operations, which resulted from reductions in the frequency of non-catastrophe related losses.

The asbestos charge in 2005 resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed. The 2005 charge also considered the January 2006 court decision voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation. The asbestos charge recorded in 2004 primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants. With regard to environmental reserve additions, the 2005 charge was primarily related to declaratory judgment costs, whereas the significant 2004 charge was related to revised estimates of costs related to settlement initiatives. See the “Asbestos Claims and Litigation” and Environmental Claims and Litigation” sections herein for further discussion of these reserves.

In 2003, net unfavorable prior-year loss development in the Commercial segment totaled $676 million, the most significant component of which was $521 million of reserve strengthening in the Gulf operations. That reserve strengthening was primarily related to a line of business that insured the residual values of leased vehicles and that had been placed in runoff in late 2001, and the resolution of a residual value claim dispute. In addition, in 2003 the Company strengthened prior year reserves for certain runoff lines of business, including assumed reinsurance. Catastrophe losses in 2003 totaled $103 million.

General and administrative expenses in 2005 totaled $1.65 billion, an increase of 5% over the 2004 total of $1.58 billion, which primarily reflected the impact of the merger. The 2004 total included merger-related charges and charges to increase the allowances for estimated amounts due from policyholders receivables. The Commercial segment has realized significant expense savings since the completion of the merger primarily through the elimination of duplicate functions throughout the combined operation.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in 2005 included a 14.0 point impact from catastrophe losses, compared with a 4.1 point impact from catastrophe losses in 2004. Net unfavorable prior year reserve development accounted for 8.1 points and 15.3 points, respectively, of the 2005 and 2004 loss and loss adjustment expense ratios. Excluding these factors from both years, the adjusted 2005 loss and loss adjustment expense ratio was 0.9 points less than the comparable 2004 adjusted ratio, reflecting the improvement in current accident year loss experience compared with 2004. The adjusted 2004 loss and loss adjustment expense ratio was 1.1 points better than the 2003 loss and loss adjustment expense ratio adjusted to exclude prior year reserve development and catastrophes, primarily driven by a reduction in non-catastrophe weather-related losses during the year.

The underwriting expense ratio in 2005 was 1.7 points higher than 2004, primarily reflecting the significant earned premium declines described previously, and the 0.4 point negative impact of the $52 million in reinstatement premiums and $18 million of catastrophe-related state assessments. These factors were partially offset by the favorable impact of merger-related expense savings throughout the segment and personnel reductions in the Commercial Other sector. The 2004 underwriting expense ratio included the impact of merger-related restructuring charges and an increase in the allowance for uncollectible amounts due from policyholders. The 2.9 point increase in the underwriting expense ratio in 2004 compared to 2003 primarily reflected the impact of the higher underwriting expense ratio of business in runoff (some of which was acquired in the merger), the merger-related restructuring charges and the increase in the allowance for uncollectible amounts due from policyholders.

Written Premiums

The Commercial segment’s gross and net written premiums by market were as follows:

	2005		2004		2003
(for the year ended December 31, in millions)	Gross	Net	Gross	Net	Gross	Net

Commercial Accounts	$4,852	$4,386	$4,648	$4,210	$3,593	$3,251
Select Accounts	2,799	2,722	2,631	2,555	2,105	2,047
National Accounts	2,627	1,230	2,410	1,040	1,462	831
Total Commercial Core	10,278	8,338	9,689	7,805	7,160	6,129
Commercial Other	148	91	947	506	1,508	733
Total Commercial	$10,426	$8,429	$10,636	$8,311	$8,668	$6,862

In Commercial Core operations, gross and net written premiums increased 6% and 7% over 2004 totals, primarily reflecting the impact of the merger. However, 2005 written premium volume in Commercial Core operations declined when compared with 2004 on a pro forma combined basis, due to increasing competition in the marketplace and pricing levels that were flat with 2004. Business retention levels throughout the Core Commercial operations, however, increased over 2004, and new business levels improved over 2004. Net written premiums in 2005 for Commercial Core operations were reduced by the $52 million of reinstatement premiums related to catastrophe losses described in the “Consolidated Overview” section herein. In Commercial Other operations, gross and net written premiums declined 84% and 82%, respectively, from the comparable 2004 totals, reflecting the intentional non-renewal of business in the runoff operations comprising this category.

Commercial’s gross and net written premiums in 2004 increased 23% and 21%, respectively, over the 2003 totals, primarily reflecting the impact of the merger. New business volume in 2004 declined when compared with the combined new business volume of SPC and TPC in 2003, reflecting the increasingly competitive marketplace and the impact of higher premium flow in 2003 associated with several renewal rights transactions.

In the Commercial Accounts market, net written premiums of $4.39 billion grew $176 million, or 4%, over 2004 volume of $4.21 billion, primarily reflecting the impact of the merger. However, 2005 written premium declined from 2004 on a pro forma combined basis. Business retention levels in this market in 2005 increased over 2004 and were at historically high levels for the year. New business volume also grew over 2004. Renewal price changes in 2005 in Commercial Accounts declined from 2004 and were modestly negative for the year, reflecting the increased competitive market conditions. Commercial Accounts’ net premium volume in 2004 grew $959 million, or 29%, over 2003 volume of $3.25 billion, primarily due to the merger. Retention rates in 2004 were strong and renewal price change increases were essentially flat by the end of the year. New business levels were lower during the second half of 2004 as the benefit from the Atlantic Mutual and Royal & SunAlliance renewal rights transactions entered into in the third quarter of 2003 diminished in the second half of the year.

In the Select Accounts market, net written premiums in 2005 grew 7% over 2004, primarily reflecting the impact of the merger. However, 2005 written premium declined from 2004 on a pro forma combined basis. Business retention levels in 2005 increased over 2004 as the year progressed and were also at historically high levels for the year in total. Renewal price changes in Select Accounts in 2005 were in the low single digit range for the year, which was lower than renewal price increases in 2004. New business levels in Select Accounts declined slightly from 2004. Select Accounts’ 2004 premium volume of $2.56 billion increased $508 million, or 25%, over 2003, reflecting the impact of the merger. Overall retention levels were strong and renewal price increases moderated to the mid single-digits in 2004. Retention and growth in 2004 reflected the Company’s competitive advantage in agency automation, product offerings and service to agents in this high transaction volume business.

In National Accounts, gross written premiums in 2005 grew 9% over 2004, and net written premiums grew $190 million, or 18%, compared with 2004, which reflected the impact of the merger and changes in Discover Re’s reinsurance program. The 25% increase in National Accounts’ net premium volume in 2004 over 2003 reflected new business from the third-quarter 2003 Royal & SunAlliance renewal rights transaction and higher business volumes in residual market pools, the impacts of which were partially offset by a shift to deductible and fee-based products by some of the Company’s clients. During 2005, results of the Company’s Discover Re operation were reclassified from the Specialty segment to National Accounts in the Commercial segment. All prior period amounts were reclassified to be consistent with the 2005 presentation.

In Commercial Other, the 82% and 31% declines in 2005 and 2004 net premium volume, respectively, compared with the respective prior years reflected the intentional non-renewal of business in the runoff operations comprising this category (primarily Gulf). Certain business previously written by Gulf is now being written elsewhere in the Commercial or Specialty segments. The runoff healthcare, reinsurance and international business acquired in the merger produced minimal written premium volume in 2005 and 2004. In 2003, Commercial Other consisted primarily of results from the Gulf operation, which marketed products to national, mid-sized and small customers and distributed them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on management and professional liability coverages and excess and surplus lines of insurance.

Specialty

Results of the Company’s Specialty segment were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Revenues:
Earned premiums	$5,739	$4,642	$1,171
Net investment income	757	487	183
Fee income	35	26	15
Other revenues	29	22	8
Total revenues	$6,560	$5,177	$1,377
Total claims and expenses	$5,573	$6,231	$1,048
Operating income (loss)	$679	$(648)	$234
Loss and loss adjustment expense ratio	64.6%	100.1%	51.3%
Underwriting expense ratio	31.8	33.5	36.0
GAAP combined ratio	96.4%	133.6%	87.3%

The Specialty segment’s results for the twelve months ended December 31, 2004 reflect the results of TPC’s Bond and Construction operations for the twelve months ended December 31, 2004 and the post-merger results of SPC’s specialty operations, including SPC’s Bond and Construction operations for the nine months ended December 31, 2004. Results for 2003 represent TPC’s Bond and Construction operations only.

Overview

Operating income of $679 million in 2005 improved by $1.33 billion over the operating loss of $648 million in 2004. The significant improvement in 2005 operating income reflected the absence of net unfavorable prior year reserve development, as well as strong net investment income, improved current accident year results in several domestic businesses (particularly Bond) and lower commission expenses in certain business units. Operating results in 2005 included a cost of catastrophes of $356 million (net of reinsurance and including reinstatement premiums), compared with $220 million of such costs in 2004. The operating loss of $648 million in 2004 was driven by net unfavorable prior year reserve development of $1.43 billion, including significant charges related to the construction and surety reserves acquired in the merger, as well as other reserving actions that are described in the narrative that follows. Operating results in 2004 also included $220 million for the cost of catastrophes resulting from the four hurricanes described previously, whereas 2003 results included no catastrophe losses.

Earned Premiums

Earned premiums in 2005 increased $1.10 billion, or 24%, over 2004, primarily reflecting the impact of the merger. Earned premiums in 2005 were reduced by the $48 million in reinstatement premiums related to the hurricane losses described in the “Consolidated Overview” section herein. Earned premiums in 2005 also reflected the inclusion of one additional month of premium volume totaling $37 million to eliminate a reporting lag at the Company’s operations at Lloyd’s, the impact of which was partially offset by the sale of certain classes of personal insurance business at those Lloyd’s operations. Earned premiums in 2004 were reduced by $76 million of reinstatement premiums primarily related to a reserve charge in the Company’s Bond operation. Earned premiums of $4.64 billion in 2004 grew $3.47 billion over 2003, primarily reflecting the impact of the merger

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2005 and 2004.

Claims and Expenses

Claims and claims adjustment expenses in 2005 included $308 million of current year catastrophe losses, compared with catastrophe losses of $209 million recorded in 2004. Catastrophe losses in both periods were driven by the hurricanes described in the “Consolidated Overview” section herein. Net favorable prior year reserve development in 2005 totaled $9 million, as favorable development in International operations was largely offset by unfavorable development related to 2004 hurricane losses in the Personal Catastrophe Risk operation. Net unfavorable prior year reserve development totaled $1.43 billion in 2004, which included charges to increase the estimate of the acquired net construction reserves by $500 million and the acquired net surety reserves in the Company’s Bond operation by $300 million, as well as a $252 million charge related to the financial condition of a construction contractor. The following discussion provides more information regarding the net unfavorable prior year loss development related to these items in 2004, as well as other reserving actions.

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

In addition to the discussion in the Critical Accounting Estimates section of this report, other items specifically considered in the process of developing a uniform and consistent approach to estimating the combined company’s loss reserves after the merger included interpreting the actuarial and claim data in a uniform manner and determining an appropriate level of data segmentation for estimation purposes. This type of analysis involves a high degree of judgment and can, and often does, lead to reserve estimates that differ materially from those of prior periods, particularly in low frequency, high severity and complex exposures. In addition, since the reserving process also considers the expectations of future outcomes, the actuaries involved had to analyze their differing views on key assumptions, such as predicting inflation, estimating claim development patterns and determining expectations related to judicial rulings and interpretations, among others. This “informed judgment” is brought into the process by individuals such as actuaries, underwriters, claim adjusters, and company management. Ultimately, this process required an analysis of the varying actuarial judgments and forward-looking assessments. The result was similar to a single, ongoing insurance enterprise obtaining more information in a reporting period than it had previously and identifying a change in estimate in its insurance reserves in that period. Accordingly, the Company recorded a $500 million and $300 million charge for construction and surety, respectively, in the second quarter of 2004.

Construction Reserves. Beginning on April 1, 2004, upon the completion of the merger, personnel from the predecessor companies were able to share detailed policyholder information, claim files and actuarial data related to the acquired construction reserves. This enabled an analysis to be performed in the second quarter of the acquired construction reserves using TPC’s long-established practices that includes evaluating exposures by type of claim (e.g. construction defect, construction wrap-up, other), by type of coverage (e.g. guaranteed cost, loss responsive, other) and by detailed line of business (general liability, commercial auto, etc.), among others. For general liability exposures, which include construction defect and construction wrap-up, interpretation of underlying trends (both present and future) and the related reserve estimation process is highly judgmental due to the low frequency/high severity and complex nature of these exposures. In particular, for construction defect, there is a high degree of uncertainty relating to whether coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically. As a result, material variations can and do occur among actuarial reserve estimates for these types of exposures. In a merger, these differences are likely to be even more pronounced. Prior to a merger, each legacy company consistently applies its assumptions, judgments and actuarial methods to estimate reserves. Differences between these assumptions, judgments and actuarial methods need to be understood and reconciled, and a uniform approach needs to be adopted for the merged entity. In this situation, material adjustments can and do occur for reserves related to exposures having a high degree of uncertainty.

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

Surety Reserves. Personnel from the predecessor companies were also able to share detailed SPC policyholder information related to surety reserves upon completion of the merger. Access to this detailed information enabled the Company to perform a claim-by-claim review of reserves and claims handling strategies during the second quarter of 2004 using the combined expertise of claims adjusters from the legacy companies. This type of review involves considerable judgment, especially with respect to the economic outlook within which claims will be settled, estimates for dates of loss occurrence and evaluations of IBNR exposures for each insured. For example, as a result of the detailed information obtained concerning contractors with reported claims, the Company considered whether or not losses were incurred but not yet reported on one or more additional projects for each contractor examined.

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

The claim reviews and actuarial analyses were both completed near the end of the second quarter of 2004. Based upon the results of these reviews and analyses, the Company increased its estimate of the acquired surety reserves by $300 million, net of $170 million of reinsurance, and recognized this change in estimate as an income statement charge in the second quarter.

Other Reserving Actions. Prior to the merger and beginning in the third quarter of 2003, SPC disclosed that a large construction contractor for which it had written several surety bonds was experiencing financial difficulty. Based upon an analysis of the financial condition of the construction contractor that was performed in the third quarter of 2003, a restructuring plan was adopted by the construction contractor, its banks, and SPC, among others, as a means to minimize estimated losses. SPC monitored the progress of the construction contractor toward meeting the requirements of the restructuring plan throughout subsequent quarters. SPC also estimated and disclosed its estimated ultimate net losses related to this exposure, beginning in the third quarter of 2003 and updated each quarter thereafter, including the effects of advances made or expected to be made to the construction contractor, applicable collateral, co-surety participations and reinsurance. The size and complexity of these particular construction contracts, coupled with the deteriorating credit quality of the construction contractor and the inherent uncertainty as to whether it would meet the obligations of the restructuring plan, resulted in a high degree of judgment in estimating potential losses.

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

Claim and claim adjustment expenses in 2004 included $209 million of catastrophe losses, compared with no such losses in 2003. Results in 2004 also reflected increased current year loss ratios on portions of the Bond and Construction books of business, and $150 million of unfavorable prior year reserve development recorded in TPC’s Construction operation prior to the merger.

General and administrative expenses in 2005 totaled $893 million, an increase of 15% over the 2004 total of $779 million which primarily reflected the impact of the merger. The 2005 total included the impacts of a decline in commission expenses and expense efficiencies realized as a result of the merger. In 2004, general and administrative expenses of $779 million were  significantly higher than the 2003 total of $222 million, reflecting the impact of the merger.

Other items increasing 2004 claims and expenses compared to 2003 include $217 million of charges to increase the allowances for estimated amounts due from reinsurance recoverables, policyholders receivables, and the co-surety on a specific construction contractor claim described above.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in 2005 included a 5.8 point impact from catastrophe losses, whereas the comparable 2004 ratio included a 4.6 point impact from catastrophe losses. The loss and loss adjustment expense ratio for 2005 also included a 0.1 point benefit from net favorable prior year reserve development, whereas the comparable 2004 ratio impact from net unfavorable prior year reserve development totaled 30.8 points. Excluding both factors in each year, the 2005 loss and loss adjustment expense ratio improved over the 2004 ratio, reflecting the significant improvement in current year loss experience in 2005. The impact of prior year reserve development and catastrophe losses in 2003 was negligible.

The 2005 underwriting expense ratio improved 1.7 points compared with 2004, reflecting the impact of the merger and expense efficiencies realized since the completion of the merger. The 2004 underwriting expense ratio was also negatively impacted by an increase to the allowance for estimated amounts due from policyholder receivables and merger-related restructuring costs.

Written Premiums

Specialty gross and net written premiums by market were as follows:

	2005		2004		2003
(for the year ended December 31, in millions)	Gross	Net	Gross	Net	Gross	Net

Bond	$1,572	$1,267	$1,438	$1,183	$940	$781
Construction	925	916	854	844	487	474
Financial and Professional Services	959	850	664	636	—	—
Other	1,991	1,605	1,455	1,186	—	—
Total Domestic Specialty	5,447	4,638	4,411	3,849	1,427	1,255
International Specialty	1,389	1,091	1,100	922	30	3
Total Specialty	$6,836	$5,729	$5,511	$4,771	$1,457	$1,258

Gross and net written premiums in 2005 increased 24% and 20%, respectively, over written premium volume in 2004. The increase in gross and net written premiums in 2005 primarily reflected the impact of the merger. Net written premiums in 2005 were reduced by $48 million of reinstatement premiums related to catastrophe losses that are described in more detail in the “Consolidated Overview” section herein, whereas net written premiums in 2004 were reduced by $76 million of reinstatement premiums primarily related to reserving actions in the Bond operation. Gross written premiums in 2005 were level, and net written premiums were down 2%, compared with 2004 volume on a pro forma combined basis. Contributing to the decline in net written premiums were the sale of certain credit-related personal lines classes of business previously written at the Company’s operations at Lloyd’s, and lower business volumes in Construction related to the now-completed process of aligning the underwriting profile of the two predecessor companies. These declines were partially offset by premium growth in the Financial and Professional Services and several other Domestic Specialty businesses. In addition, the elimination of a reporting lag at the Company’s operations at Lloyd’s resulted in $35 million and $28 million of additional gross and net written premium volume in 2005, respectively. Bond net written premiums in 2005 were level with the 2004 pro forma combined premium volume (excluding the impact of reinstatement premiums in 2004). In 2005, approximately $114 million of gross written premiums previously written in the Company’s Gulf operation in the Commercial segment were written in Financial and Professional Services, compared with $90 million of gross written premiums in 2004.

In Domestic Specialty operations, and International Specialty operations excluding Lloyd’s, business retention levels in 2005 were higher than in 2004. New business levels in Domestic Specialty operations were also higher than in 2004. In International Specialty operations excluding Lloyd’s, new business levels in 2005 were lower than in 2004. Renewal price changes in Domestic Specialty operations, while still positive, were down from 2004. As discussed previously, in the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased in the Specialty segment. Those changes resulted in a slight increase in ceded premiums in 2005 over what would have been ceded prior to the changes being implemented.

The $3.51 billion increase in net written premium volume in 2004 over 2003 reflected the impact of the merger. However, the repositioning of the Bond and Construction books of business primarily accounted for a decline in net written premium volume in 2004 compared with the 2003 pro forma combined premium volume of SPC and TPC. In Construction, that repositioning resulted in reduced retention levels when compared with 2003, and new business levels also declined substantially. In Bond, the repositioning of the book of business was primarily centered in the SPC business acquired in the merger.

Net written premiums in 2004 in the majority of the Company’s remaining Domestic Specialty businesses were strong, with retention levels at or above historical levels. Renewal price change increases in these operations moderated throughout the year to the upper single-digit level. New business levels in 2004 were down compared with 2003, when renewal rights transactions contributed to strong growth in new business. The impact of the decline in new business levels in 2004 was partially offset by premium growth resulting from the transfer of certain business from the Company’s Gulf operation, which was placed in runoff in the second quarter of the year. In International Specialty, business retention levels in 2004 (excluding Lloyd’s) were strong relative to pre-merger levels, and new business levels were consistent with the pre-merger levels in 2003. In 2004, the Company continued its focus on retaining its profitable book of existing International Specialty business. At Lloyd’s, premium volume in 2004 was negatively impacted by the non-renewal of certain credit-related personal lines insurance coverages.

Personal

Results of the Company’s Personal segment were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Revenues:
Earned premiums	$6,028	$5,580	$4,822
Net investment income	457	442	361
Other revenues	96	91	85
Total revenues	$6,581	$6,113	$5,268
Total claims and expenses	$5,464	$4,732	$4,555
Operating income	$775	$939	$492
Loss and loss adjustment expense ratio	62.2%	58.3%	69.1%
Underwriting expense ratio	26.9	24.9	23.7
GAAP combined ratio	89.1%	83.2%	92.8%

Overview

Operating income of $775 million in 2005 was $164 million lower than operating income of $939 million in 2004, largely due to the $593 million cost of catastrophes primarily resulting from Hurricanes Katrina, Rita and Wilma in 2005, which are discussed in more detail in the “Consolidated Overview” section herein. The cost of catastrophes in 2004 totaled $189 million, the majority of which resulted from four hurricanes that struck the southeastern United States. The Personal segment in 2005 benefited from continued low non-catastrophe frequency levels, net favorable prior year reserve development of $360 million and strong net investment income levels. In 2004, the $447 million increase in operating income over 2003 was driven by low non-catastrophe frequency levels, particularly in the property line, strong premium growth resulting from unit growth and price increases, and $378 million of net favorable prior year reserve development. Net favorable prior year development in 2003 totaled $212 million.

Earned Premiums

Earned premiums of $6.03 billion in 2005 increased $448 million, or 8%, over 2004 earned premiums of $5.58 billion, reflecting continued strong business retention levels, new business volumes and renewal price increases over the prior twelve months. Earned premiums in 2005 were reduced by $21 million of reinstatement premiums described in the “Consolidated Overview” section herein. The $758 million, or 16%, growth in earned premiums in 2004 over 2003 was primarily due to an increase in organic new business volume, new business associated with the Royal & SunAlliance renewal rights transaction entered into in the third quarter of 2003, strong business retention levels and renewal price increases over the prior twelve months.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2005 and 2004.

Claims and Expenses

Claims and claim adjustment expenses in 2005 included catastrophe losses of $547 million, compared with catastrophe losses of $189 million in 2004. Catastrophe losses in both years were primarily driven by the hurricanes described in the “Consolidated Overview” section herein. Net favorable prior year reserve development in 2005 was $360 million, compared with net favorable prior year reserve development of $378 million in 2004. The favorable prior year development in 2005 and 2004 was primarily driven by further declines in the frequency of non-catastrophe losses and lower than expected severity resulting from recent claim initiatives. The favorable development in both years also reflected the recognition of lower current accident year frequency of non-catastrophe related claims in the Homeowners and Other line of business and an improvement in frequency trends in the Automobile line of business.

Catastrophe losses in 2004 of $189 million were $60 million less than the 2003 catastrophe loss total of $249 million. The 2003 losses resulted from a variety of storms across the United States, including Hurricane Isabel in the third quarter of the year and wildfires in California. Favorable prior year reserve development of $378 million in 2004 was significantly higher than favorable prior year development of $212 million in 2003. The favorable 2003 development was also primarily due to lower than expected frequency of non-catastrophe related homeowners’ losses. The 2003 total also included a $50 million reduction in losses resulting from the September 11, 2001 terrorist attack.

General and administrative expenses totaled $665 million in 2005, $536 million in 2004 and $420 million in 2003. The 2005 total included $25 million of catastrophe-related assessments. The increases in both 2005 and 2004 reflected business growth and agent profit-sharing expenses related to profitable underwriting results. In addition, the increases in both years reflected investments in personnel, technology and infrastructure to support business growth, and continued process re-engineering pilots targeted to reduce loss severity.

GAAP Combined Ratio

The loss and loss adjustment expense ratio for 2005 included a 9.3 point impact from catastrophe losses, whereas the comparable 2004 ratio included a 3.4 point impact from catastrophe losses. The impact from net favorable prior year reserve development in 2005 was 6.0 points, compared with 6.8 points in 2004. Excluding the impact of these factors in both years, the 2005 loss and loss adjustment expense ratio was 2.8 points better than the 2004 ratio, reflecting improvement in current accident year non-catastrophe loss experience. The 2003 loss and loss adjustment expense ratio of 69.1 included a 5.2 point impact of catastrophe losses and a 4.4 point benefit from net favorable prior year reserve development. Excluding these factors from both 2004 and 2003, the loss and loss adjustment expense ratio in 2004 improved significantly over 2003, reflecting the earned impact of price increases that continued to exceed loss cost trends and improvement in non-catastrophe loss frequency.

The 2.0 point increase in the underwriting expense ratio in 2005 compared with 2004 reflected an increase in commission expenses, other insurance expenses, and taxes, licenses and fees. The increase in commissions reflected a changing product mix and higher agent profit sharing expenses. The increase in other insurance expenses reflected the impact of continued process re-engineering investments and investments in personnel, technology and infrastructure to support business growth and product development. In addition, reinstatement premiums related to the catastrophe losses reduced earned premium volume by $21 million in 2005, and catastrophe-related assessments from various insurance pools increased taxes, licenses and fees by $25 million.  These factors combined to result in a 0.5 point negative impact on the Personal segment’s 2005 underwriting expense ratio. In 2004, the 1.2 increase in the underwriting expense ratio over 2003 reflected the impact of the same investments described above.

Written Premiums

Personal gross and net written premiums by product line were as follows:

	2005		2004		2003
(for the year ended December 31, in millions)	Gross	Net	Gross	Net	Gross	Net

Automobile	$3,526	$3,477	$3,470	$3,433	$3,092	$3,054
Homeowners and Other	2,948	2,751	2,641	2,496	2,153	2,027
Total Personal	$6,474	$6,228	$6,111	$5,929	$5,245	$5,081

Gross and net written premiums in 2005 increased 6% and 5%, respectively, over 2004. Growth in 2005 was concentrated in the Homeowners and Other product line, driven by continued renewal price increases and unit growth. Retention levels in both the Automobile and Homeowners and Other lines of business remained strong, and were consistent with 2004. In the Automobile line, renewal price increases in 2005 remained positive, but declined when compared with 2004. However, new business premiums in 2005 in the Automobile line increased over 2004, primarily due to the introduction of the Company’s new multivariate pricing product in selected states. Net written premiums in 2005 were reduced by $21 million of catastrophe-related reinstatement premiums described in the “Consolidated Overview” section herein.

Gross and net written premiums in 2004 increased 17% over 2003. Both Automobile and Homeowners and other net written premiums increased in 2004 due to higher new business volumes, the impact of new business associated with the Royal & SunAlliance renewal rights transaction entered into in the third quarter of 2003, continued strong retention, and renewal price increases.

The Personal segment had approximately 6.6 million and 6.3 million policies in force at December 31, 2005 and 2004, respectively.  In the Automobile line of business, policies in force at December 31, 2005 increased 4% over the same date in 2004.  Policies in force in the Homeowners and Other line of business at December 31, 2005 grew by 5% over the same date in 2004.  Effective in the first quarter of 2005, Homeowners and Other policies in force include certain endorsements that had previously not been counted as separate policies.  Prior year periods were restated to conform to the current year presentation.

In the Automobile line of business, policies in force at December 31, 2004 increased 9% over 2003. Policies in force in the Homeowners and Other line of business at December 31, 2004 increased by 15% over 2003.

Interest Expense and Other

(for the year ended December 31, in millions)	2005	2004	2003
Net loss	$(184)	$(182)	$(112)

The increase in net loss for Interest Expense and Other for 2005 compared with 2004 was primarily due to incremental interest expense on debt assumed in the merger and a reduction in net investment income, which were mostly offset by the absence of non-recurring merger-related charges and a reduction in non-interest related other expenses in 2005.

The net loss for Interest Expense and Other for the year ended December 31, 2004 increased $70 million compared with 2003, primarily reflecting the impact of the merger. Included in the increase was $46 million of incremental interest expense on debt assumed in the merger. The 2004 total also included $9 million of charges related to the merger that were recorded in the second quarter.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  As a result, the Company continues to experience a significant number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants, the focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket.  This trend, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company.  In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.  The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. (Also see “Part I — Item 3, Legal Proceedings”).  These trends are expected to continue in the near term.  As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. If the rulings of the bankruptcy court are affirmed through the appellate process, then TPC will have resolved substantially all of the direct action pending claims against it. (Also, see “Part I — Item 3, Legal Proceedings”).

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. When an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in 2005 were $399 million, compared with $301 million in 2004. This increase was primarily driven by inclusion of the SPC business for the full year in 2005 and substantial reinsurance recoveries in the third quarter of 2004. Approximately 42% in 2005 and 22% in 2004 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements limiting the Company’s liability. The lower percentage experienced in 2004 reflected substantial reinsurance billings during the year.  In 2005, gross payments associated with policyholders with settlement agreements totaled $203 million, compared with $199 million in 2004.

At December 31, 2005, net asbestos reserves totaled $4.36 billion, compared with $3.93 billion at December 31, 2004. The Company’s annual ground-up review of asbestos exposures resulted in a reserve increase of $830 million in 2005.  In 2004, the Company increased asbestos reserves by $922 million following the same ground-up review process. Those reviews included an analysis of exposures and payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The asbestos charge in 2005 resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed.  The 2005 charge also considered the January 2006 court decision voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation. The asbestos charge recorded in 2004 primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants.

The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2005	2004	2005	2004	2005	2004
Policyholders with settlement agreements	28	29	$169	$67	$1,357	$1,431
Home office, field office and other	1,748	1,921	172	210	2,483	1,975
Assumed reinsurance and International	—	—	58	24	524	526
Total	1,776	1,950	$399	$301	$4,364	$3,932

The policyholders with settlement agreements category includes structured agreements, coverage in place arrangements and, with respect to TPC, Wellington accounts and the settlement of the Statutory and Hawaii Actions and the Common Law Claims (for a fuller description of these matters, see “Item 3—Legal Proceedings”) (collectively the “Direct Action Settlement”). Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured agreements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Structured agreements include the Company’s obligations related to PPG Industries, Inc. (PPG). In May 2002 the Company agreed along with approximately three dozen other insurers and PPG on key terms to settle asbestos related coverage litigation under insurance policies issued to PPG. This settlement is to be incorporated into the Plan of Reorganization (the Plan) proposed as part of the Pittsburgh Corning (PC) bankruptcy proceeding. There remain a number of contingencies to consummation of the settlement including the final execution of documents, court approval of the PC Plan over pending objections, approval of the settlement and possible appeals. Pursuant to the proposed PC Plan, PC along with enumerated affiliated companies (including PPG and Corning) are to receive the protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos related bodily injury claims. A recent ruling by the Third Circuit Court of Appeals in the In Re Combustion Engineering, Inc. (CE) matter may impact the scope of relief that is potentially available to the debtor and other Plan proponents. As a result, the PC bankruptcy court has sought additional briefing on the impact of the CE decision on the proposed PC Plan. The Company cannot predict what effect the CE decision may have with respect to the bankruptcy court’s approval of the current Plan.  A hearing is scheduled to be held on February 28, 2006 before the bankruptcy court.  It is not possible to predict how or when the bankruptcy court will rule on the outstanding objections or how an appellate court may rule in the event of an appeal. It is possible that the Company’s single payment contribution pursuant to the proposed settlement of approximately $404 million after reinsurance will be made in calendar year 2006. Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. As more fully described in Item 3, Legal Proceedings, TPC has entered into the Direct Action Settlement which is still subject to a number of contingencies. If those contingencies are met, then TPC will pay up to $502 million, possibly in calendar year 2006. One of the contingencies includes affirmance by all appellate courts of the orders entered by the United States Bankruptcy Court with respect to the Direct Action Settlement. It is not possible to predict how or when the appellate courts will rule on the pending appeals.

Home office, field office and other relates to policyholders for which settlement agreements have not been reached, and also includes unallocated IBNR.  Policyholders are identified for home office review based upon, among other factors: aggregate ultimate expected payments in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder.  In addition to incurred but not reported (IBNR) amounts contained in the reserves for home office and field office policyholders, the Company has established a reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company.

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

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2005	2004	2003
Beginning reserves:
Direct	$4,775	$3,782	$4,287
Ceded	(843)	(805)	(883)

Net	3,932	2,977	3,404

Reserves acquired:
Direct	—	502	—
Ceded	—	(191)	—

Net	—	311	—

Incurred losses and loss expenses:
Direct	833	941	—
Ceded	(3)	(13)	—

Net	830	928	—

Accretion of discount:
Direct	1	17	25
Ceded	—	—	—

Net	1	17	25

Losses paid:
Direct	506	467	530
Ceded	(107)	(166)	(78)

Net	399	301	452

Ending reserves:
Direct	5,103	4,775	3,782
Ceded	(739)	(843)	(805)

Net	$4,364	$3,932	$2,977

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

At December 31, 2005, approximately 75% of the net environmental reserve (approximately $318 million) is carried in a bulk reserve and includes unresolved environmental claims and incurred but not reported environmental claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 25% of the net environmental reserve (approximately $107 million), consists of case reserves.

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

In its review of environmental reserves, the Company considers: the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up action for both on- and off-site waste disposal activities; the potential for adverse development and additional new claims beyond previous expectations; and the potential higher costs for new settlements. Based on these trends, developments and management judgment, the Company increased its IBNR reserves accordingly. In 2004, the Company recorded a pretax charge of $290 million, net of reinsurance, to increase environmental reserves due to revised estimates of costs related to recent settlement initiatives. In 2005, the Company recorded a pretax charge of $30 million, net of reinsurance, primarily for declaratory judgment costs.

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

The Company’s review of policyholders tendering claims for the first time has indicated that they are lower in severity. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, regulatory agencies are utilizing risk-based analysis and more efficient clean-up technologies. However, the Company has experienced an increase in the anticipated settlement amounts of certain matters as well as an increase in loss adjustment expenses. There also have been judicial interpretations that, in some cases, have been unfavorable to the industry and the Company.

Gross paid losses were $248 million and $200 million in 2005 and 2004, respectively.  The increase in payments over 2004 was due to the inclusion of the SPC business for the entire period in 2005 and a significant settlement with one policyholder in 2005.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.  The first two of three payments related to this settlement were made during 2005, and the final payment will be made in the first quarter of 2006.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2005	2004	2003
Beginning reserves:
Direct	$725	$331	$448
Ceded	(84)	(41)	(62)

Net	641	290	386

Reserves acquired:
Direct	—	271	—
Ceded	—	(58)	—

Net	—	213	—

Incurred losses and loss expenses:
Direct	17	323	59
Ceded	13	(33)	—

Net	30	290	59

Losses paid:
Direct	248	200	176
Ceded	(2)	(48)	(21)

Net	246	152	155

Ending reserves:
Direct	494	725	331
Ceded	(69)	(84)	(41)

Net	$425	$641	$290

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2005 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed the annual ground-up review during the fourth quarter of 2005. Also see “Part I — Item 3, Legal Proceedings.”

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current asbestos and environmental reserves. In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results and financial condition in future periods.

INVESTMENT PORTFOLIO

The Company’s invested assets at December 31, 2005 totaled $68.29 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in mortgage loans and real estate and 5% in other investments. Excluding the impact on invested assets of securities lending, unrealized investment gains and losses, receivables for investment sales and payables on investment purchases, the pretax average yield was 4.7%, 4.8% and 5.3% and the after tax average yield was 3.7%, 3.7% and 4.0% for the years ended December 31, 2005, 2004 and 2003, respectively.

Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. The Company’s fixed maturity portfolio at December 31, 2005 totaled $58.98 billion, comprising $58.71 billion of publicly traded fixed maturities and $274 million of private fixed maturities. The weighted average quality ratings of the Company’s publicly traded fixed maturity portfolio and private fixed maturity portfolio at December 31, 2005 were AA1 and A3, respectively. Included in the fixed maturity portfolio at that date was approximately $1.75 billion of below investment grade securities. During 2005, holdings of tax-exempt securities were increased to $31.46 billion to take advantage of their relatively high credit quality and attractive after-tax yields. The average effective duration of the fixed maturity portfolio, including short-term investments, was 3.9 years as of December 31, 2005 (4.3 years excluding short-term investments), compared with 4.1 years as of December 31, 2004 (4.4 years excluding short-term investments).

The following table sets forth the Company’s combined fixed maturity investment portfolio classified by Moody’s Investors Service ratings:

(at December 31, 2005, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$38,477	65.2%
Aa	11,099	18.8
A	4,469	7.6
Baa	3,186	5.4

Total investment grade	57,231	97.0
Non-investment grade	1,752	3.0

Total fixed maturity investments	$58,983	100.0%

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

At December 31, 2005 and 2004, the Company held CMOs classified as available for sale with a fair value of $3.43 billion and $3.30 billion, respectively (excluding Commercial Mortgage-Backed Securities of $1.16 billion and $953 million, respectively). Approximately 43% and 53% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2005 and 2004, respectively. In addition, the Company held $4.83 billion and $4.66 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2005 and 2004, respectively. Virtually all of these securities are rated Aaa.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned.  The Company’s other investments primarily comprise venture capital, through direct ownership and limited partnerships, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to more volatility than the Company’s fixed income investments, but historically have provided a higher return. At December 31, 2005 and 2004, the carrying value of the Company’s other investments was $3.03 billion and $3.43 billion, respectively.

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Fixed maturities	$11	$25	$65
Equity securities	—	5	6
Venture capital	80	40	—
Real estate and other	18	10	19

Total	$109	$80	$90

For the year ended December 31, 2005, the Company recognized the following other-than-temporary impairments:

•                   $11 million in the fixed income portfolio related to various issuers due to credit risk associated with the issuer’s deteriorated financial position.

•                   $80 million in the venture capital portfolio on 22 holdings. Two of the holdings were impaired due to new financings at less than favorable rates. Fifteen holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Three of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity. Two of the holdings were public securities whose cost basis was not anticipated to be recovered over the expected holding period. The Company continually evaluates current developments in the market that have the potential to affect the valuation of the Company’s investments.

•                   $18 million in its real estate and other holdings. The losses recorded were the result of an equity partnership and a private stock holding which both experienced fundamental deterioration in their financial position.

For the year ended December 31, 2004, the Company recognized the following other-than-temporary impairments:

•                   $25 million in the fixed income portfolio related to various issuers due to credit risk associated with the issuer’s deteriorated financial position.

•                   $5 million in the equity portfolio when it became apparent that the cost basis of those securities would not be recovered over the expected holding period.

•                   $40 million in its venture capital portfolio on 16 holdings. Three of the holdings were impaired due to new financings at less than favorable rates. Five holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Eight of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity. The Company continually evaluates current developments in the market that have the potential to affect the valuation of the Company’s investments.

•                   $10 million in its real estate and other holdings. The losses recorded were the result of falling rental rates and occupancies in three of the Company’s real estate investment holdings.

The Company recognized other-than-temporary impairments of $65 million in the fixed income portfolio during 2003 related to various issuers, with $8 million due to companies filing bankruptcy and the remainder related to credit risk due to the issuer’s deteriorated financial position.

For publicly traded securities, the amounts of the impairments were recognized by writing down the investments to quoted market prices. For non-publicly traded securities, impairments are recognized by writing down the investment to its estimated fair value, as determined during the Company’s quarterly internal review process.

The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2005 or 2004.

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2005, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities	$1	$—	$—	$—	$1
Equity securities	—	—	—	—	—
Venture capital	—	—	—	—	—

Total	$1	$—	$—	$—	$1

Unrealized investment losses as of December 31, 2005 represent less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At December 31, 2005, non-investment grade securities comprised 3% of the Company’s fixed income investment portfolio. Included in those categories at December 31, 2005 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $907 million and a fair value of $870 million, resulting in a net pretax unrealized investment loss of $37 million. These securities in an unrealized loss position represented less than 2% of the total amortized cost and less than 2% of the fair value of the fixed income portfolio at December 31, 2005, and accounted for 7% of the total pretax unrealized investment loss in the fixed income portfolio.

Following are the pretax realized losses on investments sold during the year ended December 31, 2005:

(in millions)	Loss	Fair Value
Fixed maturities	$118	$3,274
Equity securities	9	166
Other	18	242

Total	$145	$3,682

Resulting purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

OUTLOOK

The Company’s strategic objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States. A variety of factors continue to affect the property and casualty insurance market and the Company’s core business outlook for 2006, including increasingly competitive conditions throughout the majority of markets served by the Company’s business segments, loss cost trends (including medical inflation and auto loss costs), asbestos-related developments and rising reinsurance and litigation costs.

The Company expects property casualty market conditions to continue to be competitive throughout 2006.  Relative to 2005, within the Commercial and Specialty segments, the Company expects renewal price changes to increase and terms, conditions and insured values to improve for exposures susceptible to catastrophe losses, such as coastal property and oil and gas-related exposures, while renewal price changes for non-catastrophe exposures are expected to be subject to modest declines.  Also relative to 2005, within the Personal segment, the Company expects renewal price changes in the automobile market to remain relatively stable or decline modestly, while the homeowners market is expected to remain relatively stable.

The Company expects that the trend of increased severity and frequency of storms experienced in 2005 and 2004 will continue into 2006. Given the increased severity and frequency of storms, the Company is reassessing its definition of and exposure to coastal risks, as well as the impact, if any, on its reinsurance program.  Accordingly, the Company is reviewing its pricing, exposures, return thresholds and terms and conditions it offers in coastal areas. In part as a result of the severity and frequency of storms in 2005 and 2004, the Company expects the cost of reinsurance to increase, and there may be reduced availability of reinsurance coverage.  To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations will be adversely impacted.  In particular, in the Personal segment, the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states.  Also, particularly in light of the frequency and severity of storms in the past two years, rating agencies may increase their capital requirements for the Company.

With respect to non-catastrophe claim frequency, the industry has experienced unprecedented low levels over the last several years, a trend that the Company does not expect to change materially in 2006.  The Company expects severity trend, the other component of loss trend, to continue to remain stable for non-catastrophe claims. Nevertheless, with continued pressure on pricing, it is possible that margins will contract in certain parts of the Company’s business in 2006.

Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments and the availability of realized investment gains on disposition. In 2005, short-term interest rates continued to increase, while long-term interest rates remained consistent with 2004 levels. Consequently, yields available on new investments began to grow, but remained below the existing portfolio’s average book yield. The continuation of an upward trend in interest rates in 2006 would favorably impact the average book yield of the Company’s fixed income holdings.

As required by various state laws and regulations, the Company’s insurance subsidiaries are subject to assessments from state-administered guaranty associations, second-injury funds and similar associations. In the opinion of the Company’s management, these assessments will not have a material impact on the Company’s results of operations.

Some social, economic, political and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of some types of insurance as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators consider responses to consumer concerns about availability, affordability and claims handling and coverage, and the resulting laws and regulations, if any, could adversely affect the Company’s ability to write business with appropriate returns.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005.  On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums that vary by Program year of amounts $100 million or less, and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury.  The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance.  The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers’), surety, burglary and theft, and farm-owners multi-peril.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act and the Terrorism Extension Act. Both Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible, subject to an annual cap.  The Federal reimbursement percentage remains at 90% for 2006, but decreases to 85% in 2007.  In each case, the deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines from the calendar year immediately preceding the applicable year. The deductible under the Program was 7% for 2003, 10% for 2004 and 15% for 2005, and will be 17.5% for 2006 and 20% for 2007.  The Company’s estimated deductible under the Program is $1.91 billion for 2006.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company had no terrorism-related losses in 2005, 2004 or 2003.

 While the Terrorism Acts provide a Federally-funded “backstop” for commercial property casualty insurers, they also require that insurers offer coverage for insured losses caused by acts of terrorism. The majority of the Company’s Commercial and Specialty policies already included such coverage, although exclusions were added to higher-risk policyholders after September 11, 2001. For those risks considered higher-risk, such as landmark buildings or high concentrations of employees in one location, the Company will continue to either decline to offer a renewal or will offer coverage for losses caused by acts of terrorism on a limited basis, with an explicit charge for the coverage.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  The timing and amount of catastrophe claims are inherently unpredictable.  Such claims, including those associated with Hurricanes Katrina, Rita and Wilma, increase liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.  Additionally, the volatility of asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities of continuing operations totaled $3.59 billion, $5.07 billion and $3.83 billion in 2005, 2004 and 2003, respectively.  Cash flows in 2005 reflected an increase in loss and loss adjustment expense payments primarily related to the catastrophe losses incurred during 2005 and 2004, and an increase in tax payments resulting from higher profitability.  Cash flows in 2004 included $867 million in cash proceeds received pursuant to the commutation of specific reinsurance agreements in the second quarter described previously. Cash flows in 2004 also benefited from premium rate and volume increases. The significant reserve adjustments recorded subsequent to the merger in 2004 did not materially impact 2004 cash flows. The Company utilized $2.00 billion and $548 million of net operating loss carryforwards (NOL) during 2005 and 2004, respectively, thereby reducing current regular tax payments by $698 million and $192 million, respectively.  Net cash flows provided by operating activities in 2003 benefited from premium rate increases and the receipt of $361 million from Citigroup, Inc., a former affiliate, and $531 million of federal income taxes refunded from the Company’s net operating loss carryback.

Net cash flows provided by operating activities for all three years were negatively impacted by payments for asbestos and environmental liabilities.  Cash flows from operating activities in 2005 and 2004 were also negatively impacted by payments related to the Company’s runoff operations. Included in the Company’s structured agreement component of asbestos loss reserves at December 31, 2005 was $404 million (net of reinsurance) for the Company’s single payment contribution to the proposed settlement related to PPG, and $502 million for the Company’s settlement of the Statutory and Hawaii Actions and the Common Law Claims. Although each of these settlements is subject to certain contingencies or final orders and relief as previously discussed, it is possible that these settlement amounts will be paid in 2006.

Net cash flows used in investing activities of continuing operations totaled $3.04 billion, $4.65 billion and $2.48 billion in 2005, 2004 and 2003, respectively. Fixed maturity securities accounted for the majority of investment purchases in all three years. In 2003, cash used in investing activities was partly offset by sales of securities to fund net payment activity related to debt and junior subordinated debt securities held by subsidiary trusts of $772 million.

The Company’s cash flows in 2005 included $2.40 billion of pretax proceeds (after underwriting fees and transaction costs) from the divestiture of its equity interest in Nuveen Investments.  Of this amount, $405 million was received directly by the Company’s insurance subsidiaries, and the remainder was received directly by the holding company.  Of the proceeds received directly by the holding company, $1.225 billion was contributed to the capital of the Company’s insurance subsidiaries, with the remainder available for general corporate purposes.  Holding company liquidity levels were increased in 2005 through dividends received from the Company’s operating subsidiaries, the retained proceeds from the Nuveen Investments divestiture, the third quarter 2005 proceeds of $442 million from the settlement of the forward purchase contracts for the Company’s common stock related to equity units issued in 2002 (described in more detail below), and the fourth quarter issuance of $400 million of 5.50% senior notes.  Net cash flows of discontinued operations were not significant in 2005 or 2004.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The average duration of fixed maturities and short-term securities was 3.9 years at December 31, 2005, compared with 4.1 years at December 31, 2004.

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

At December 31, 2005, total cash, short-term invested assets and other readily marketable securities aggregating $1.57 billion were held at the holding company level.  These assets were primarily funded by dividends from subsidiaries, proceeds from the divestiture of Nuveen Investments, and proceeds from the issuance of common stock and debt as described below.  As also noted above, the holding company contributed $1.225 billion of the Nuveen Investment proceeds to the capital of its insurance subsidiaries in the third quarter of 2005.  The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company.  These liquidity requirements primarily include shareholder dividends and debt service.

Net cash flows used in financing activities of continuing operations totaled $473 million, $516 million and $1.10 billion in 2005, 2004 and 2003, respectively. In 2005, the Company repaid $815 million of its outstanding debt, primarily comprised of the following: maturities of $238 million of 7.875% senior notes, $79 million of 7.125% senior notes, and $99 million of medium-term notes bearing interest rates ranging from 6.44% to 7.09%; and a net repayment of commercial paper borrowings of $395 million.  In November 2005, the Company issued $400 million of 5.50% senior notes maturing in December 2015.  The majority of proceeds was used to fund the repayment of commercial paper borrowings, with the remainder used for general corporate purposes.

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

Net maturities and retirements of debt, including the repurchase of Commercial Insurance Resources, Inc.’s (CIRI) outstanding notes, totaled $75 million in 2004. In addition, the Company repurchased the minority interest in CIRI during 2004 for a total cost of $76 million. Cash flows used in financing activities in 2003 included the redemption of $900 million aggregate principal amount of junior subordinated debt securities held by subsidiary trusts, the repayment of $700 million of notes payable to a former affiliate and the repayment of $550 million of short-term debt. Funds used in these repayments were primarily provided by the Company’s issuance of $1.40 billion of senior notes in March 2003 and by cash flows provided by operating activities. These refinancing activities were initiated with the objective of lowering the average interest rate on the Company’s total outstanding debt. Also reflected in 2003 was the issuance of $550 million of short-term Floating Rate Notes which were used to repay the $550 million Promissory Note due in January 2004.

Dividends paid to shareholders totaled $628 million, $642 million and $282 million in 2005, 2004 and 2003, respectively. The Company’s $636 million of common dividends in 2004 were comprised of regular quarterly dividends totaling $522 million and $114 million that had been declared by SPC prior to the merger. That amount consisted of SPC’s regular quarterly dividend at a rate of $0.29 per share ($66 million), and a special $0.21 per share ($48 million) dividend related to the merger. The special dividend declared by SPC prior to the closing of the merger was designed to result in the holders of SPC’s common stock prior to the merger receiving aggregate dividends with record dates in 2004 of $1.16 per share, which was SPC’s indicated annual dividend rate prior to the merger. On February 7, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.23 per share, payable March 31, 2006 to shareholders of record on March 10, 2006.

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

In 2005 and 2004, the Company acquired 0.8 million and 0.4 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options. In 2003, TPC repurchased approximately 1.1 million shares (as adjusted for the merger) of common stock at a total cost of $40 million, representing the acquisition of shares under a repurchase program that had been approved by TPC’s board of directors. TPC’s repurchase program was terminated upon completion of the merger.

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $54 million in 2005 and $55 million in 2004, reduced reported interest expense.

Debt and convertible notes payable outstanding were as follows:

(at December 31, in millions)	2005	2004
Short-term:
Commercial paper	$104	$499
Medium-term notes maturing in following year	56	99
6.75% Senior notes due November 15, 2006	150	—
7.875% Senior notes due April 15, 2005	—	238
7.125% Senior notes due June 1, 2005	—	79

Total short-term debt	310	915

Long-term:
Medium-term notes with various maturities through 2010	242	298
6.75% Senior notes due November 15, 2006	—	150
5.75% Senior notes due March 15, 2007	500	500
5.01%* Senior notes due August 16, 2007	442	—
5.25%* Senior notes due August 16, 2007	—	442
3.75% Senior notes due March 15, 2008	400	400
Zero coupon convertible notes due 2009	122	117
8.125% Senior notes due April 15, 2010	250	250
7.81% Private placement notes due on various dates through 2011	16	20
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	—
7.75% Senior notes due April 15, 2026	200	200
7.625% Subordinated debentures due December 15, 2027	125	125
8.47% Subordinated debentures due January 10, 2027	81	81
4.50% Convertible junior subordinated notes payable due April 15, 2032	893	893
6.375% Senior notes due March 15, 2033	500	500
8.50% Subordinated debentures due December 15, 2045	56	56
8.312% Subordinated debentures due July 1, 2046	73	73
7.60% Subordinated debentures due October 15, 2050	593	593

Total long-term debt	5,393	5,198

Total debt principal	5,703	6,113
Unamortized fair value adjustment	185	239
Unamortized debt issuance costs	(38)	(39)

Total debt	$5,850	$6,313

* These senior notes had an interest rate of 5.25% at December 31, 2004.  The interest rate was reset to 5.01% in May 2005 pursuant to the remarketing of these notes as described below.

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

In November 2005, the Company issued $400 million of 5.50% senior notes due December 1, 2015.  The notes pay interest semi-annually on June 1 and December 1 of each year, beginning June 1, 2006, are senior unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem some or all of the notes prior to maturity at a redemption price equal to the greater of: 100% of the principal amount of senior notes to be redeemed; or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the then current Treasury Rate plus 20 basis points.  The majority of the proceeds was used to pay down the Company’s commercial paper outstanding, with the remainder used for general corporate purposes.

On March 11, 2003, TPC issued $1.40 billion of senior notes comprising $400 million of 3.75% senior notes due March 15, 2008, $500 million of 5.00% senior notes due March 15, 2013 and $500 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to its primary subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI), so that TIGHI could prepay and refinance $500 million of 3.60% indebtedness to Citigroup and redeem $900 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900 million of preferred capital securities on April 9, 2003.

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

Line of Credit Agreements. The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement. In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions.  The new credit agreement replaced and consolidated the Company’s three prior bank credit agreements that had collectively provided the Company access to $1.0 billion of bank credit lines.  Pursuant to covenants in the new credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times.  The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control.  At December 31, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding.  Pursuant to the terms of the credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions.  There was no amount outstanding under the credit agreement as of December 31, 2005.

Shelf Registration. In December 2005, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of securities.  The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

Contractual Obligations

The following table excludes short-term obligations. The table also excludes estimated cash flows of claim and claim related payments, which are presented in the table that follows. The contractual obligations, which include only liabilities at December 31, 2005 with a cash payment requirement for settlement, were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt(1)
Medium term notes	$298	$56	$221	$21	$—
Convertible notes	893	—	—	—	893
Senior notes	3,342	150	1,342	250	1,600
Capital trusts	928	—	—	—	928
Zero coupon convertible notes	141	—	—	141	—
Private placement notes	16	4	6	4	2

Total debt	5,618	210	1,569	416	3,423

Operating leases(2)	757	173	281	139	164

Purchase obligations
Information systems administration and maintenance commitments(3)	109	49	39	21	—
Reinsurance brokerage commitment(4)	140	20	40	40	40
Other purchase commitments(5)	87	40	7	4	36

Total purchase obligations	336	109	86	65	76

Long-term liabilities
Unfunded investment commitments(6)	931	186	390	226	129

Total long-term liabilities	931	186	390	226	129

Total Contractual Obligations	$7,642	$678	$2,326	$846	$3,792

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

The Company is not required to make any contributions to its qualified pension plan in 2006 and does not have a best estimate of contributions expected to be paid to the qualified pension plan. Accordingly, any future contributions are not included in the foregoing contractual obligation table.

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

The following table includes estimated future claims and claims related payments, net of the estimated reinsurance recoveries, where applicable, at December 31, 2005.

Estimated Payments by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Estimated future payments resulting from:
(1) Claims and claim adjustment expenses	$43,782	$12,203	$13,693	$6,375	$11,511
(2) Claims from large deductible polices	—	—	—	—	—
(3) Loss-based assessments	224	30	51	24	119
(4) Reinsurance contracts accounted for as deposits	421	135	241	45	—
(5) Payout from ceded funds withheld	449	22	168	90	219
Total	$44,926	$12,390	$14,153	$6,534	$11,849

(1)                   The amounts in “Claims and claim adjustment expenses” in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables. Therefore, estimated future payments include cash inflows related to reinsurance arrangements that qualify for reinsurance accounting. A reinsurance agreement must indemnify the insurer from insurance risk, i.e., the agreement must transfer amount and timing risk, in order to qualify for reinsurance accounting.  Since the timing and amount of cash inflows from such reinsurance agreements are highly correlated to the underlying payment of claims and claim adjustment expenses by the insurer, the analysis above presents the estimated cash outflows for reported and unreported claims incurred and related claim adjustment expense, net of reinsurance. Reinsurance agreements that do not transfer both amount and timing risk are accounted for as deposits and included in “Reinsurance contracts accounted for as deposits” in the table above.

For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2005.

The amounts reported in the table are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company’s balance sheet to the extent that the liability for claims and claim adjustment expenses has been discounted in the balance sheet. (See note 1 of the financial statements.)

(2)                   Workers’ compensation large deductible policies provide third party coverage in which the Company typically is responsible for paying the entire loss under such policies and then seeks reimbursement from the insured for the deductible amount. “Claims from large deductible policies” represent the estimated future payment for claims and claim related expenses below the deductible amount, net of the estimated recovery of the deductible. The liability and the related deductible receivable for unpaid claims are presented in the consolidated balance sheet as “contractholder payables” and “contractholder receivables,” respectively. Most deductibles for such policies are paid directly from the policyholder’s escrow which is periodically replenished by the policyholder. The payment of the loss amounts above the deductible are reported within “Claims and claim adjustment expenses” in the above table. Because the timing of the collection of the deductible (contractholder receivables) occurs shortly after the payment of the deductible to a claimant (contractholder payables), these cash flows offset each other in the table.

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/ receivables	$5,516	$1,362	$1,492	$755	$1,907

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

(4)                   The amounts in “Reinsurance contracts accounted for as deposits” represent estimated future nominal payments for reinsurance agreements that are accounted for as deposits. Amounts payable under deposit agreements are included in “other liabilities” in the consolidated balance sheet. The amounts reported in the table are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company’s balance sheet to the extent that deposit values in the balance sheet have been discounted using deposit accounting.

(5)                   The amounts in “Payouts from ceded funds withheld” represent estimated payments for losses and return of funds held related to certain reinsurance arrangements whereby the Company holds a portion of the premium due to the reinsurer and is allowed to pay claims from the amounts held.

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

Dividend Availability

The Company’s principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.56 billion is available by the end of 2006 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $968 million of dividends from its insurance subsidiaries in 2005.

Risk-Based Capital

The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2005, all of the Company’s insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

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

There are also risks which impact the estimation of ultimate costs for catastrophes.  For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves.  Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage and business interruption costs; and reinsurance collectibility.  The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to the Company in estimating reserves for that reporting period.  The estimates related to catastrophes are adjusted as actual claims emerge.

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.79 billion at December 31, 2005. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

The Company acquired SPC’s runoff health care reserves in the merger, which are included in the General Liability product line in the table below.  SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed.  SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed track three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim.  These three indicators are related such that if one deteriorates, improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The Company’s current view is that it has recorded a reasonable reserve for its medical malpractice exposures as of December 31, 2005.

Claims and claim adjustment expense reserves by product line were as follows:

	2005			2004
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$8,198	$12,251	$20,449	$8,445	$12,232	$20,677
Property	1,987	1,050	3,037	1,534	1,359	2,893
Commercial multi-peril	2,448	2,901	5,349	1,979	2,216	4,195
Commercial automobile	2,792	1,885	4,677	2,817	1,966	4,783
Workers’ compensation	8,816	6,374	15,190	8,313	6,658	14,971
Fidelity and surety	1,240	673	1,913	1,216	845	2,061
Personal automobile	1,470	1,138	2,608	1,484	1,219	2,703
Homeowners and personal—other	709	987	1,696	470	523	993
International and other	3,033	3,055	6,088	2,934	2,774	5,708

Property-casualty	30,693	30,314	61,007	29,192	29,792	58,984
Accident and health	74	9	83	76	10	86

Claims and claim adjustment expense reserves	$30,767	$30,323	$61,090	$29,268	$29,802	$59,070

The $2.02 billion increase in property-casualty claims and claim adjustment expense reserves since December 31, 2004 reflected the impact of the significant catastrophe losses incurred in the second half of 2005 and the $830 million net charge to increase asbestos reserves in the fourth quarter of 2005.  These increases in reserves were partially offset by claim and claim expense payments from runoff operations, loss payouts for the third quarter 2004 hurricanes, and favorable non-catastrophe loss experience.

Property-casualty claims and claim adjustment expense reserves at December 31, 2004 increased by $24.51 billion over year-end 2003, primarily as a result of the merger with SPC and reserve charges recorded subsequent to the merger. Of the increase in 2004, $19.50 billion resulted from the addition of the acquired reserves, and $2.39 billion, net of reinsurance, was due to net unfavorable prior year reserve development.  For discussion of the components of net unfavorable prior year reserve development, see note 9 to the consolidated financial statements.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril lines and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately, see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves”.

General Discussion

The process for estimating the liabilities for claim and claim expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (“components”) and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

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

A key assumption in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated.  Significant structural changes to the available data, product mix or organization can materially impact the reserve estimation process.

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

Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. The merger of TPC and SPC resulted in the exposure of each other’s actuaries and claim departments to different products, data histories, analysis methodologies, claim settlement experts, and more robust data when viewed on a combined basis. This impacted the range of estimates produced by the Company’s actuaries, as they reacted to new data, approaches, and sources of expertise to draw upon. It also resulted in additional levels of uncertainty, as past trends (that were a function of past products, past claim handling procedures, past claim departments, and past legal and other experts) may not repeat themselves, as those items affecting the trends change or evolve due to the merger. This also increased the potential for material variation in estimates, as experts can have differing views as to the impact of these frequently evolutionary changes. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the new organization.

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

This line is typically the largest source of reserve estimate uncertainty in the United States (excluding assumed reinsurance contracts covering the same risk). Major contributors to this reserve estimate uncertainty include the reporting lag (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, whether the “event” triggering coverage is confined to only one time period or is spread over multiple time periods, the potential dollars involved (in the individual claim actions), whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage dispute potential), and the potential for mass claim actions. Claims with longer reporting lags result in greater inherent risk. This is especially true for alleged claims with a latency feature, particularly where courts have ruled that coverage is spread over multiple policy years, hence involving multiple defendants (and their insurers and reinsurers) and multiple policies (thereby increasing the potential dollars involved and the underlying settlement complexity). Claims with long latencies also increase the potential recognition lag, i.e., the lag between writing a type of policy in a certain market and the recognition that such policies have potential mass tort and/or latent claim exposure.

The amount of reserve estimate uncertainty also varies significantly by component for the General Liability product line. The components in this product line with the longest latency, longest reporting lags, largest potential dollars involved, and greatest claim settlement complexity are Asbestos and Environmental. Components that include latency, reporting lag and/or complexity issues, but to a materially lesser extent than Asbestos and Environmental, include construction defect, medical malpractice, and other mass tort actions. Many components of General Liability are not subject to material latency or claim complexity risks and hence have materially less uncertainty than the previously mentioned components. In general, policies providing coverage with shorter reporting lags, fewer parties involved in settlement negotiations, only one policy potentially triggered per claim, fewer potential settlement dollars, reasonably foreseeable (and stable) potential hazards/claims and no mass tort potential result in much less reserve estimate uncertainty than policies without those characteristics.

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

Changes in settlement patterns (e.g., medical malpractice)

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

Changes in mix of insured vehicles (e.g., long haul trucks versus local and smaller vehicles, fleet risks versus non-fleets)

Changes in underwriting standards

Workers’ Compensation

Workers’ compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker’s life, such as permanent disability benefits and on-going medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker’s injury. Overall, the claim liabilities for this line create a somewhat greater than moderate estimation risk.

Workers’ compensation reserves are typically analyzed in three components: indemnity losses, medical losses and claim adjustment expenses.

Examples of common risk factors that can change and, thus, affect the required workers’ compensation reserves (beyond those included in the general discussion section) include:

Indemnity risk factors

Time required to recover from the injury

Degree of available transitional jobs

Degree of legal involvement

Changes in the interpretations and processes of the workers’ compensation commissions’ oversight of claims(1)

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

Use of preferred provider networks and other medical cost containment practices

Availability of new medical processes and equipment

Changes in the use of pharmaceutical drugs

Degree of patient responsiveness to treatment

(1)                  These are administrative bodies that evaluate whether or not a given claim for workers’ compensation benefits is valid. Duties include the determination of whether a given injury arose out of the scope of employment, or the determination of the degree of injury where disputes exist.

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

Concentration of reserves in a relatively few large claims

Type of business insured

Type of obligation insured

Cumulative limits of liability for insured

Assets available to mitigate loss

Defective workmanship/latent defects

Financial strategy of insured

Changes in statutory obligations

Geographic spread of business

Fidelity and Surety book of business risk factors

Changes in policy provisions (e.g., deductibles, limits, endorsements)

Changes in underwriting standards

Personal Automobile

Personal automobile includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity product line. Overall, the claim liabilities for this line create a moderate estimation risk.

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

Degree of concentration of policyholders

Changes in underwriting standards

International and other

International and other includes the international product line and other products not discussed above. The principle component of “other” is assumed reinsurance written on an excess-of-loss basis, which may include reinsurance of non-U.S. exposures, and is primarily runoff business.

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

International and other reserves are generally analyzed by program/pool, country and general coverage category (e.g., U.S. Liability—excess of loss reinsurance, or General Liability — Municipalities — by country.) The business is also generally split by direct versus assumed reinsurance for a given coverage/jurisdiction. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the General Liability and Automobile discussion above, but under a different legal system. Where the underlying hazard is within the U.S., the coverage involved is typically that of General Liability, but on an excess or excess-of-loss reinsurance basis. Excess exposure requires the insured to “prove” not only claims under the policy, but also the prior payment of claims reaching up to the excess policy’s attachment point.

Examples of common risk factors that can change and, thus, affect the required International and other reserves (beyond those included in the general discussion section) include:

International and other risk factors

Changes in claim handling procedures, including those of the primary carriers

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

Changes in tort law

Changes in claim adjuster office structure (causing distortions in the data)

International and other book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements, “claims made” language)

Changes in underwriting standards

Product mix (e.g., size of account, industries insured, jurisdiction mix)

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(at December 31, in millions)	2005	2004
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$14,177	$13,367
Allowance for uncollectible reinsurance	(804)	(751)

Net reinsurance recoverables	13,373	12,616
Mandatory pools and associations	2,211	2,497
Structured settlements	3,990	3,941
Total reinsurance recoverables	$19,574	$19,054

The $810 million increase in gross reinsurance recoverables over year-end 2004 was primarily due to recoverables resulting from Hurricanes Katrina, Rita and Wilma. Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. In addition, in the ordinary course of business, the Company becomes involved in coverage disputes with its reinsurers. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company’s rights and obligations under the various reinsurance agreements. The Company employs dedicated specialists and aggressive strategies to manage reinsurance collections and disputes.

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses, and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. Changes in these estimates could result in additional income statement charges. The increase in the allowance for uncollectible reinsurance in 2005 was $53 million.

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

Factors the Company considers in determining whether a decline is other-than-temporary for debt securities include the following:

•                  the length of time and the extent to which fair value has been below cost. It is likely that the Company will conclude that the decline is “other-than-temporary” if the market value has been below cost for six to nine months;

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

Real Estate Investments

The carrying values of real estate properties are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property.

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

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships, and certain fixed income securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments, are not subject to the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, but are reported at estimated fair value in accordance with FAS 60, Accounting and Reporting by Insurance Enterprises. The fair value of the venture capital investments is based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments. Other non-publicly traded securities are valued based on factors such as management judgment, recent financial information and other market data. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at December 31, 2005:

(in millions)	Carrying Value
Investment partnerships, including hedge funds	$1,802
Fixed income securities	274
Equity investments	96
Real estate partnerships and joint ventures	133
Venture capital	449
Total	$2,754

OTHER UNCERTAINTIES

For a discussion of other risks and uncertainties that could impact the Company’s results of operations or financial condition, see note 17 of notes to the Company’s consolidated financial statements and “Item 1A — Risk Factors.”

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

For a discussion of some of the factors that could cause actual results to differ, see “Item 1A - Risk Factors”.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are managed as of December 31, 2005. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company’s investment portfolio as of December 31, 2005 and 2004 was $68.29 billion and $64.37 billion, respectively, of which 86% and 84% was invested in fixed maturity securities, respectively. At December 31, 2005 and 2004, approximately 6% and 7%, respectively, of the Company’s invested assets were denominated in foreign currencies. The Company’s exposure to equity price risk is not significant. The Company has no direct commodity risk.

The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities’ duration is primarily managed through cash market transactions and treasury futures transactions.

The primary market risk for all of the Company’s debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company’s debt see note 10 to the Company’s consolidated financial statements as well as the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets and insurance reserves denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.4% and 3.5% of the total invested assets at December 31, 2005 and 2004, respectively. No other individual foreign currency accounted for more than 1.8% of the Company’s invested assets at December 31, 2005 or 2004.

There were no other significant changes in the Company’s primary market risk exposures or in how those exposures were managed for the year ended December 31, 2005 compared to the year ended December 31, 2004. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2005 and 2004.

For debt, the change in fair value is determined by calculating hypothetical December 31, 2005 and 2004 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.2 billion and $2.1 billion based on a 100 basis point increase in interest rates as of December 31, 2005 and 2004, respectively.

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

Foreign Currency Exchange Rate Risk

The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The potential loss is reduced by foreign currency forward transactions that are used to hedge a portion of the Company’s exposure to foreign currencies. The Company’s analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $374 million and $438 million at December 31, 2005 and 2004, respectively.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The St. Paul Travelers Companies, Inc.:

We have audited the accompanying consolidated balance sheet of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The St. Paul Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota

February 27, 2006

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data)

For the year ended December 31,	2005	2004	2003
Revenues
Premiums	$20,341	$19,038	$12,545
Net investment income	3,165	2,663	1,869
Fee income	664	706	560
Net realized investment gains (losses)	17	(39)	38
Other revenues	178	176	127
Total revenues	24,365	22,544	15,139

Claims and expenses
Claims and claim adjustment expenses	14,927	15,439	9,118
Amortization of deferred acquisition costs	3,252	2,978	1,984
General and administrative expenses	3,229	2,945	1,641
Interest expense	286	236	167
Total claims and expenses	21,694	21,598	12,910

Income from continuing operations before income taxes and minority interest	2,671	946	2,229
Income tax expense	610	69	537
Minority interest, net of tax	—	10	(4)
Income from continuing operations	2,061	867	1,696
Discontinued operations:
Operating income (loss), net of taxes	(663)	88	—
Gain on disposal, net of taxes	224	—	—

Income (loss) from discontinued operations	(439)	88	—

Net income	$1,622	$955	$1,696

Basic earnings per share
Income from continuing operations	$3.04	$1.42	$3.91
Income (loss) from discontinued operations	(0.65)	0.14	—

Net income	$2.39	$1.56	$3.91

Diluted earnings per share
Income from continuing operations	$2.95	$1.40	$3.80
Income (loss) from discontinued operations	(0.62)	0.13	—

Net income	$2.33	$1.53	$3.80

Weighted average number of common shares outstanding:
Basic	676.3	608.3	434.3
Diluted	712.8	628.3	453.3

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2005	2004
Assets
Fixed maturities, available for sale at fair value (including $2,667 and $2,603 subject to securities lending and repurchase agreements) (amortized cost $58,616 and $53,017)	$58,983	$54,269
Equity securities, at fair value (cost $538 and $687)	579	759
Real estate	752	773
Mortgage loans	145	191
Short-term securities	4,802	4,944
Other investments	3,026	3,432
Total investments	68,287	64,368

Cash	337	262
Investment income accrued	761	671
Premiums receivable	6,124	6,201
Reinsurance recoverables	19,574	19,054
Ceded unearned premiums	1,322	1,565
Deferred acquisition costs	1,527	1,559
Deferred tax asset	2,062	2,198
Contractholder receivables	5,516	5,629
Goodwill	3,442	3,564
Intangible assets	917	1,062
Net assets of discontinued operations	—	2,041
Other assets	3,318	3,072
Total assets	$113,187	$111,246

Liabilities
Claims and claim adjustment expense reserves	$61,090	$59,070
Unearned premium reserves	10,927	11,310
Contractholder payables	5,516	5,629
Payables for reinsurance premiums	720	896
Debt	5,850	6,313
Other liabilities	6,781	6,827
Total liabilities	90,884	90,045

Shareholders’ equity
Preferred stock:
Savings Plan—convertible preferred stock (0.5 shares and 0.6 shares issued and outstanding)	153	193
Guaranteed obligation—Stock Ownership Plan	—	(5)
Common stock (1,750.0 shares authorized; 694.6 and 670.7 shares issued; 693.4 and 670.3 shares outstanding)	18,179	17,414
Retained earnings	3,750	2,744
Accumulated other changes in equity from nonowner sources	351	952
Treasury stock, at cost (1.2 and 0.4 shares)	(47)	(14)
Unearned compensation	(83)	(83)
Total shareholders’ equity	22,303	21,201
Total liabilities and shareholders’ equity	$113,187	$111,246

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions)

For the year ended December 31,	2005	2004	2003
Convertible preferred stock—savings plan
Balance, beginning of year	$193	$—	$—
Preferred stock assumed at merger	—	219	—
Redemptions during year	(40)	(26)	—
Balance, end of year	153	193	—

Guaranteed obligation—stock ownership plan
Balance, beginning of year	(5)	—	—
Obligations assumed at merger	—	(15)	—
Principal payments	5	10	—
Balance, end of year	—	(5)	—
Total preferred shareholders’ equity	153	188	—

Common stock and additional paid-in capital
Balance, beginning of year	17,414	8,715	8,628
Shares issued pursuant to maturity of equity unit forward contracts	442	—	—
Net shares issued under employee stock-based compensation plans	279	204	79
Shares issued for merger	—	8,608	—
Adjustment for treasury stock cancelled and retired at merger	—	(91)	—
Other changes	44	(22)	8
Balance, end of year	18,179	17,414	8,715
Retained earnings
Balance, beginning of year	2,744	2,290	880
Net income	1,622	955	1,696
Dividends	(628)	(529)	(286)
Minority interest and other	12	28	—
Balance, end of year	3,750	2,744	2,290
Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	952	1,086	657
Change in net unrealized gain (loss) on investment securities	(541)	(192)	328
Change in minimum pension liability adjustment	(8)	—	62
Net change in unrealized foreign currency translation and other changes	(52)	58	39
Balance, end of year	351	952	1,086
Treasury stock (at cost)
Balance, beginning of year	(14)	(74)	(5)
Net shares issued under employee stock-based compensation plans	(33)	(31)	(29)
Treasury stock cancelled and retired at merger	—	91	—
Treasury stock acquired	—	—	(40)
Balance, end of year	(47)	(14)	(74)
Unearned compensation
Balance, beginning of year	(83)	(30)	(23)
Net issuance of restricted stock under employee stock-based compensation plans	(71)	(64)	(32)
Equity-based award amortization	71	54	25
Unvested equity-based awards assumed in merger	—	(43)	—
Balance, end of year	(83)	(83)	(30)
Total common shareholders’ equity	22,150	21,013	11,987
Total shareholders’ equity	$22,303	$21,201	$11,987
Common shares outstanding
Balance, beginning of year	670.3	435.8	435.1
Common stock issued pursuant to maturity of equity unit forward contracts	15.2	—	—
Net shares issued under employee stock-based compensation plans	7.9	5.2	1.8
Common stock assumed at merger	—	229.3	—
Treasury stock acquired	—	—	(1.1)
Balance, end of year	693.4	670.3	435.8
Summary of changes in equity from nonowner sources
Net income	$1,622	$955	$1,696
Other changes in equity from nonowner sources, net of tax	(601)	(134)	429
Total changes in equity from nonowner sources	$1,021	$821	$2,125

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2005(1)	2004(1)	2003
Cash flows from operating activities
Net income	$1,622	$955	$1,696
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	439	(88)	—
Net realized investment (gains) losses	(17)	39	(38)
Depreciation and amortization	691	522	85
Deferred federal income tax (benefit) on continuing operations	500	(280)	539
Amortization of deferred policy acquisition costs	3,252	2,978	1,984
Premiums receivable	77	320	(228)
Reinsurance recoverables	(520)	584	(197)
Deferred acquisition costs	(3,220)	(2,948)	(2,076)
Claims and claim adjustment expense reserves	2,032	3,473	837
Unearned premium reserves	(383)	(42)	651
Trading account activities	6	20	(16)
Recoveries from former affiliate	—	—	361
Other	(890)	(467)	236

Net cash provided by operating activities of continuing operations	3,589	5,066	3,834
Net cash provided by operating activities of discontinued operations	24	175	—

Net cash provided by operating activities	3,613	5,241	3,834

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	4,952	5,621	4,462
Mortgage loans	51	76	59
Proceeds from sales of investments:
Fixed maturities	5,192	7,945	8,343
Equity securities	403	265	254
Mortgage loans	—	61	—
Real estate	37	—	11
Purchases of investments:
Fixed maturities	(16,046)	(16,522)	(15,555)
Equity securities	(63)	(94)	(61)
Mortgage loans	—	(55)	(12)
Real estate	(49)	(22)	—
Short-term securities, (purchases) sales, net	142	(1,913)	2,910
Other investments, net	673	882	60
Securities transactions in course of settlement	(595)	(1,108)	(2,946)
Net proceeds from the sale of discontinued operations	2,399	—	—
Net cash acquired in merger	—	148	—
Other	(132)	69	—

Net cash used in investing activities of continuing operations	(3,036)	(4,647)	(2,475)
Net cash used in investing activities of discontinued operations	(20)	(139)	—

Net cash used in investing activities	(3,056)	(4,786)	(2,475)

Cash flows from financing activities
Issuance of debt	400	302	1,932
Payment of debt	(815)	(227)	(1,103)
Issuance of common stock – maturity of equity unit forward contracts	442	—	—
Dividends to shareholders	(628)	(642)	(282)
Issuance of common stock-employee stock options	164	111	40
Treasury stock acquired–net employee stock-based compensation	(33)	(23)	(18)
Repurchase of minority interest of subsidiary	—	(76)	—
Payment of dividend on subsidiary’s stock	—	—	(5)
Payment of note payable to former affiliate	—	—	(700)
Redemption of mandatorily redeemable securities of subsidiary trusts	—	—	(900)
Treasury stock purchased	—	—	(40)
Transfer of employee benefit obligations to former affiliates	—	—	(23)
Other	(3)	39	—

Net cash used in financing activities of continuing operations	(473)	(516)	(1,099)
Net cash used in financing activities of discontinued operations	4	(24)	—

Net cash used in financing activities	(469)	(540)	(1,099)

Effect of exchange rate changes on cash	(5)	7	—
Elimination of cash provided by discontinued operations	(8)	(12)	—

Net increase (decrease) in cash	75	(90)	260
Cash at beginning of period	262	352	92

Cash at end of period	$337	$262	$352

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$826	$606	$(64)
Interest paid	$337	$286	$140

(1)  See note 3.

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. (See note 2 for a description of the fair value adjustments recorded). Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition. Accordingly, all financial information presented herein for the twelve months ended December 31, 2005 reflects the consolidated accounts of SPC and TPC. The financial information presented herein for the twelve months ended December 31, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004. The financial information presented herein for 2003 reflects the accounts of TPC. Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation. Significant intercompany transactions and balances have been eliminated.

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

In 2005, the Company and Nuveen Investments, Inc. (Nuveen Investments), the Company’s asset management subsidiary, jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004. The Company completed the divestiture through a series of transactions in 2005. The Company’s share of Nuveen Investments’ results was classified as discontinued operations on the consolidated statement of income, and the Company’s results for prior periods were reclassified to be consistent with the 2005 presentation. The Company’s ownership in Nuveen Investments’ assets and liabilities as of December 31, 2004 were netted and reported as “Net assets of discontinued operations” on the Company’s consolidated balance sheet. See note 3.

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

Adoption of New Accounting Standards

American Jobs Creation Act – Repatriation of Foreign Earnings

On October 22, 2004, Congress enacted the American Jobs Creation Act (AJCA) which provided a temporary incentive for U.S. corporations to repatriate earnings previously reinvested in foreign subsidiaries to obtain an 85% dividends received deduction. In December 2004, FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 was issued. This FSP provides accounting and disclosure guidance on how to apply FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to the repatriation provision of the AJCA. In the fourth quarter of 2005, the Company approved a Domestic Reinvestment Plan in accordance with the AJCA to repatriate foreign earnings prior to December 31, 2005. In December 2005, the Company repatriated $158 million of cumulative foreign earnings invested outside of the United States, which resulted in an increase in income tax expense of $8 million for the year ended December 31, 2005.

Accounting Policies Not Yet Adopted

Share-Based Payment

In December 2004, the FASB issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R), an amendment to FAS 123 and a replacement of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and to recognize that cost over the requisite service period.

FAS 123R, which became effective January 1, 2006, requires entities that use the fair-value method of either recognition or disclosure under FAS 123, to apply a modified version of the prospective application. Under modified prospective application, compensation cost is recognized on or after the effective date for all unvested awards, based on their grant-date fair value as calculated under FAS 123 for either recognition or pro forma disclosure purposes.

In addition, the accounting for certain grants of equity awards to individuals who are retirement eligible on the date of grant has been clarified. FAS 123R states that an employee’s share-based award becomes vested at the date that the employee’s right to receive or retain equity shares is no longer contingent on the satisfaction of a market, performance or service condition. Accordingly, awards granted to retirement eligible employees are not contingent on satisfying a service condition and therefore are recognized at fair value on the date of the grant. Additionally, the period over which cost is recognized for awards granted to those who become retirement eligible before the vesting date, will be from the grant date to the retirement eligible date rather than to the vesting date. This guidance is to be applied prospectively to new or modified awards granted upon adoption of FAS 123R.

The Company adopted the fair value method of accounting under FAS 123 on January 1, 2003. The impact of FAS 123R will be: a.) the recognition of additional expense in earnings for the remaining unamortized expense relating to unvested awards granted prior to the Company’s adoption of FAS 123 (January 1, 2003) and which remain outstanding on the date of adoption of FAS 123R and b.) the accelerated recognition of compensation cost attributable to awards granted to retiree eligible employees or to employees that become retirement eligible before an award’s vesting date for which the right to receive or retain equity shares is no longer contingent on the satisfaction of a market performance or service condition. The Company does not expect the impact of adopting FAS 123R to have a significant effect on operations, financial condition or liquidity.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement Of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (DAC) on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect the impact of adopting SOP 05-1 to have a significant effect on operations, financial condition or liquidity.

Accounting Policies

Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to other comprehensive income.

Equity securities, which include common and nonredeemable preferred stocks, are classified as available for sale and carried at fair value based on quoted market prices. Changes in fair values of equity securities, net of income tax, are charged or credited directly to other comprehensive income.

Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not significant at December 31, 2005 and 2004.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned. Real estate properties are carried at cost less accumulated depreciation. Buildings are depreciated on a straight line basis over the shorter of the expected useful life of the building or 39 years. Accumulated depreciation on real estate held for investment purposes was $48 million and $22 million at December 31, 2005 and 2004, respectively.

The carrying value of real estate properties are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property.

Rental income is recognized on a straight line basis over the lease term. See note 6.

Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. Thereafter, impairment is taken if the carrying value of the property exceeds its current fair value less estimated costs to sell. The Company had no real estate held for sale at December 31, 2005 or 2004.

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

Other investments include: venture capital investments, through direct ownership and limited partnerships; private equity limited partnerships; joint ventures, other limited partnerships, and trading securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Undistributed income is reported in net investment income. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period.

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

Reinsurance Recoverables

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. Such recoverables are reported net of an allowance for estimated uncollectible reinsurance recoverables and amounts due from known reinsurer insolvencies. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

Deferred Acquisition Costs

Amounts which vary with and are primarily related to the production of new insurance contracts, primarily commissions and premium-related taxes, are deferred and amortized pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

Claims and Claim Adjustment Expense Reserves

Claims and claim adjustment expense reserves represent estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance, which totaled $1.92 billion and $1.99 billion at December 31, 2005 and 2004, respectively, were discounted using a rate of 5% at December 31, 2005 and a range of rates from 3.5% to 5% at December 31, 2004. Reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, totaled $34 million and $67 million at December 31, 2005 and 2004, respectively. These reserves were discounted using a rate of 2.6% at December 31, 2005, and a range of rates from 2.3% to 2.6% at December 31, 2004. Reserves for certain assumed reinsurance business acquired in the merger were discounted using a range of rates from 5% to 7.5%, and totaled $79 million and $126 million at December 31, 2005 and 2004, respectively.

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

Other Liabilities

Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2005 and 2004, the Company had a liability of $278 million and $249 million, respectively, for guaranty fund and other assessments and related recoverables of $12 million and $31 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.

Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total Company net written premiums for each of the years ended December 31, 2005, 2004 and 2003. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $30 million and $28 million at December 31, 2005 and 2004, respectively.

Statutory Accounting Practices

The Company’s insurance subsidiaries, domiciled principally in the states of Connecticut and Minnesota, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

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

Other Revenues

Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and other miscellaneous revenues.

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

Foreign Currency Translation

The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reflected in the statement of income. Functional currency amounts are then translated into U.S. dollars. The unrealized gain or loss from this translation, net of tax, is recorded as a part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statements of operations.

Stock-Based Compensation

The Company has an employee stock incentive compensation plan that includes stock-based awards of stock options, restricted stock and deferred stock.

For stock-based employee awards granted, modified, or settled after December 31, 2002, the Company applies the FAS 123 fair value method of accounting. Under this method, compensation cost is measured at the grant date based on the fair value of the award and recognized ratably over the vesting period. For restricted stock awards, the fair value is measured at the market price of a share on the grant date while for stock option awards the fair value is derived by the application of an option pricing model at date of grant.

For stock-based employee awards granted prior to January 1, 2003, the Company accounts for these awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations using the prospective recognition transition alternative of FAS 148. For restricted stock awards, the market value on grant date of these awards is recognized as compensation expense ratably over the vesting period. For stock option awards, the awards are granted at an exercise price equal to the market value of the underlying common stock on the date of the grant and accordingly there has been no employee compensation expense recognized in earnings for the stock option awards. The accounting for the awards granted prior to January 1, 2003 using APB 25 will cease upon adoption of FAS 123R January 1, 2006 (see note 1, Accounting Policies Not Yet Adopted - Share-Based Payment).

 In connection with the merger in April 2004, the Company assumed 23 million outstanding SPC stock options, of which 4 million remained unvested and assumed approximately 240,000 of outstanding SPC restricted stock awards related to SPC equity-based compensation plans. These stock options and restricted stock awards retained the same terms and conditions that were applicable prior to the merger. At April 1, 2004, the estimated fair values of the unvested stock option awards and the restricted stock awards were $35 million and $9 million, respectively, and were included in unearned compensation as a separate component of equity. The unearned compensation expense is being recognized as a charge to income over the remaining vesting period.

The following table illustrates the effect on net income and earnings per share for each period indicated as if the Company had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested stock-based employee awards.

(for the year ended December 31, in millions, except per share data)	2005	2004	2003
Net income as reported	$1,622	$955	$1,696
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	64	49	18
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(76)	(75)	(73)
Net income pro forma	$1,610	$929	$1,641
Earnings per share
Basic—as reported	$2.39	$1.56	$3.91
Basic—pro forma	2.37	1.52	3.79
Diluted—as reported	2.33	1.53	3.80
Diluted—pro forma	2.31	1.49	3.76

(1)      Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.

(2)      Includes the compensation expense added back in (1).

Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company’s insurance subsidiaries do not hold or issue derivative instruments for trading purposes. The Company recognizes all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the change in the value of the derivative instruments and the change in value of the hedged investment. Derivatives that do not qualify for hedge accounting are carried at fair value with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses).

Interest rate swaps, equity swaps, credit derivatives, options and forward contracts were not significant at December 31, 2005 and 2004.

Nature of Operations

The Company is organized into three reportable business segments: Commercial, Specialty and Personal. These segments reflect the manner by which the Company manages its property and casualty insurance products and insurance-related services and represent an aggregation of these products and services based on type of customer, how the business is marketed, and the manner in which the business is underwritten.

Beginning in the second quarter of 2005, the National Accounts underwriting group includes the Company’s Discover Re operation. Discover Re’s results were reclassified to the Commercial segment from the Specialty segment to align the segment reporting structure with the manner in which the Company’s business is managed after changes in the Company’s management structure in 2005. Prior period amounts were restated to reflect the reclassification of Discover Re.

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

The specific business segments are as follows:

Commercial

The Commercial segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial is organized into the following three marketing and underwriting groups, each of which focuses on a particular client base and which collectively comprise Commercial’s core operations:

•                  Commercial Accounts serves primarily mid-sized businesses for casualty products and large and mid-sized businesses for property products. In addition to the traditional middle market, Commercial Accounts includes seven units dedicated to unique business needs.

•                  Select Accounts serves small businesses and offers commercial multi-peril, property, general liability, commercial auto and workers’ compensation insurance.

•                  National Accounts comprises three distinct business units. The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability. National Accounts also includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market. National Accounts also includes Discover Re, which provides unbundled property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captive reinsurers.

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; and policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004. These operations are collectively referred to as Commercial Other.

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Commercial Accounts	$4,386	$4,210	$3,251
Select Accounts	2,722	2,555	2,047
National Accounts	1,230	1,040	831
Total Commercial Core	8,338	7,805	6,129
Commercial Other	91	506	733
Total Commercial	$8,429	$8,311	$6,862

Specialty

The Specialty segment was created upon the merger of TPC and SPC. It combined SPC’s specialty operations, including SPC’s Bond and Construction operations, with TPC’s Bond and Construction operations, which were included in TPC’s Commercial segment prior to the merger. The Specialty segment provides a full range of standard and specialized insurance coverages and services through dedicated underwriting, claims handling and risk management groups. The segment comprises two primary groups: Domestic Specialty and International Specialty.

•                  Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs. These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities and Umbrella/Excess & Surplus Group.

•                  International Specialty includes coverages marketed and underwritten to several specialty customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyd’s.

In November 2005, the Company sold its Personal Catastrophe Risk business, which had been included in the Specialty segment. In accordance with terms of the agreement, the Company retained responsibility for the pre-sale loss and loss adjustment expense reserves related to this business and remains responsible for any changes in estimates in those reserves through a quota-share reinsurance agreement. The impact of this transaction is not material to the Company’s ongoing operations.

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Bond	$1,267	$1,183	$781
Construction	916	844	474
Financial and Professional Services	850	636	—
Domestic Specialty Other	1,605	1,186	—
Total Domestic Specialty	4,638	3,849	1,255
International Specialty	1,091	922	3
Total Specialty	$5,729	$4,771	$1,258

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

Net written premiums by product line were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Automobile	$3,477	$3,433	$3,054
Homeowners and other	2,751	2,496	2,027
Total Personal	$6,228	$5,929	$5,081

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

There are risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage and business interruption costs; and reinsurance collectibility. The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to the Company in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

Terrorism Risk Insurance Act of 2002 and Terrorism Risk Insurance Extension Act of 2005

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums that vary by Program year of amounts $100 million or less, and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers’), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act and the Terrorism Extension Act. Both Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage remains at 90% for 2006, but decreases to 85% in 2007. In each case, the deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines from the calendar year immediately preceding the applicable year. The deductible under the Program was 7% for 2003, 10% for 2004 and 15% for 2005, and will be 17.5% for 2006 and 20% for 2007. The Company’s estimated deductible under the Program is $1.91 billion for 2006. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company had no terrorism-related losses in 2005, 2004 or 2003.

2.                       MERGER

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

Determination of Purchase Price

The stock price used in determining the purchase price was based on an average of the closing prices of SPC common stock for the two trading days before through the two trading days after SPC and TPC announced their merger agreement on November 17, 2003. The purchase price also included the fair value of the SPC stock options, the fair value adjustment to SPC’s preferred stock, and other costs of the transaction. The purchase price was approximately $8.76 billion, and was calculated as follows:

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

The primary reasons for the acquisition were, among other things, a) to create a stronger company that would provide significant benefits to shareholders and to customers alike; b) to capitalize on a common strategic focus on delivering the highest value to customers, agents and brokers and, working together, to expand future opportunities and capture new efficiencies; and c) to strengthen the combined company’s position as a leading provider of property and casualty insurance products.

Allocation of the Purchase Price

The purchase price was allocated based on an estimate of the fair value of the assets acquired and liabilities assumed as of April 1, 2004, as follows:

(in millions)
Net tangible assets (1)	$5,351
Total investments (2)	423
Deferred policy acquisition costs (3)	(100)
Deferred federal income taxes (4)	130
Goodwill (5) (8)	1,030
Other intangible assets, including the fair value adjustment of claim and claim adjustment expense reserves and reinsurance recoverables of $191 (6) (7) (8)	726
Net assets of discontinued operations (8)	2,143
Other assets (2)	(103)
Claims and claim adjustment expense reserves (3)	(26)
Debt (2)	(333)
Other liabilities (2)	(485)
Allocated purchase price	$8,756

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

(5)                 Represents the excess of the purchase price (cost) over the amounts assigned to the assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes. The decrease in goodwill compared with that originally reported at the merger date was due to the adjustment related to Nuveen Investments described in (8) below, as well as certain purchase accounting and tax adjustments since the completion of the merger.

(6)                 Represents identified finite and indefinite life intangible assets, primarily customer-related insurance. See note 4.

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

(8)                 The merger-related assets and liabilities of Nuveen Investments that were included in the allocation of the purchase price were removed from the respective lines of the Company’s consolidated balance sheet and are reported on a net basis under the above caption “Net assets of discontinued operations” at December 31, 2004. Included in “Net assets of discontinued operations” at December 31, 2004 were goodwill of $1.70 billion and intangible assets of $651 million related to Nuveen Investments. See note 3.

Identification and Valuation of Intangible Assets

Intangible assets subject to amortization (excluding the Nuveen Investments’ intangible assets noted in item 8 of the allocation of the purchase price previously presented) were as follows:

(in millions)	Amount assigned as of April 1, 2004	Weighted- average amortization period
Major intangible asset class
Customer-related (a)	$495	7.8 years
Marketing-related	20	2.0 years
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (b)	191	30.0 years
Total	$706

(a)                                 Primarily includes customer-related insurance intangibles based on rates derived from expected business retention and profitability levels.

(b)                                See item 7 of the allocation of the purchase price previously presented.

Intangible assets not subject to amortization were as follows:

(in millions)	Amount assigned as of April 1, 2004
Major intangible asset class
Contract-based	20
Total	$20

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

3.                           DISCONTINUED OPERATIONS

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company’s Asset Management segment and was acquired as part of the merger on April 1, 2004. The divestiture was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion.

In conjunction with these transactions, the Company recorded a pretax gain on disposal of $345 million ($224 million after-tax) for the year ended December 31, 2005. Additionally, the Company recorded a net operating loss from discontinued operations of $663 million for the year ended December 31, 2005, consisting primarily of $710 million of tax expense which resulted from the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ net income for 2005.

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

In 2005, the Company has separately disclosed the operating, investing and financing cash flows attributable to its discontinued operations (Nuveen Investments), which in prior quarters were reported as components of cash flows from continuing operations. The consolidated cash flow statement for the year ended December 31, 2004 has been revised to be consistent with the 2005 presentation.

4.                       INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of December 31, 2005 and 2004:

(At December 31 2005, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$403	$633
Marketing-related	20	17	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(70)	261
Total intangible assets subject to amortization	1,247	350	897
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$350	$917

(At December 31 2004, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,032	$252	$780
Marketing-related	20	7	13
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(58)	249
Total intangible assets subject to amortization	1,243	201	1,042
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,263	$201	$1,062

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

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

(for the year ended December 31, in millions)	2005	2004	2003
Customer-related	$151	$132	$42
Marketing-related	10	7	—
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	(12)	(58)	—
Total amortization expense	$149	$81	$42

Intangible asset amortization expense is estimated to be $153 million in 2006, $145 million in 2007, $126 million in 2008, $100 million in 2009 and $86 million in 2010.

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at December 31, 2005 and 2004:

(at December 31, in millions)	2005	2004
Commercial	$1,862	$1,893
Specialty	860	900
Personal	613	613
Other	107	158
Total	$3,442	$3,564

The decrease in goodwill from December 31, 2004 was primarily due to additional purchase accounting adjustments recorded during the allocation period and certain tax adjustments subsequently affecting goodwill.

5.                       SEGMENT INFORMATION

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

The following tables summarize the components of the Company’s revenues, operating income (loss) and total assets by reportable business segments:

(at and for the year ended December 31, in millions)	Commercial	Specialty	Personal	Total Reportable Segments
2005 Revenues
Premiums	$8,574	$5,739	$6,028	$20,341
Net investment income	1,944	757	457	3,158
Fee income	629	35	—	664
Other revenues	55	29	96	180
Total operating revenues (1)	$11,202	$6,560	$6,581	$24,343
Amortization and depreciation	$1,633	$1,184	$1,141	$3,958
Income tax expense	90	308	342	740
Operating income (1)	756	679	775	2,210
Assets	$73,949	$25,147	$12,710	$111,806

2004 Revenues
Premiums	$8,816	$4,642	$5,580	$19,038
Net investment income	1,728	487	442	2,657
Fee income	680	26	—	706
Other revenues	55	22	91	168
Total operating revenues (1)	$11,279	$5,177	$6,113	$22,569
Amortization and depreciation	$1,187	$829	$952	$2,968
Income tax expense (benefit)	132	(406)	442	168
Operating income (loss) (1)	786	(648)	939	1,077
Assets	$70,981	$24,067	$11,813	$106,861

2003 Revenues
Premiums	$6,552	$1,171	$4,822	$12,545
Net investment income	1,324	183	361	1,868
Fee income	545	15	—	560
Other revenues	33	8	85	126
Total operating revenues (1)	$8,454	$1,377	$5,268	$15,099
Amortization and depreciation	$996	$245	$810	$2,051
Income tax expense	268	95	221	584
Operating income (1)	1,061	234	492	1,787
Assets (2)	n/a	n/a	n/a	$64,573

(1)                   Operating revenues exclude net realized investment gains (losses) and revenues from discontinued operations. Operating income (loss) equals net income (loss) excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

(2)                   It is not practicable to restate assets by segment for periods prior to the April 1, 2004 merger.

Business Segment Reconciliations

(at and for the year ended December 31, in millions)	2005	2004	2003
Revenue reconciliation
Earned premiums
Commercial:
Commercial multi-peril	$2,778	$2,464	$2,116
Workers’ compensation	1,591	1,550	1,129
Commercial automobile	1,730	1,699	1,323
Property	1,440	1,655	1,028
General liability	971	1,306	806
Other	64	142	150
Total Commercial	8,574	8,816	6,552

Specialty:
General liability	1,995	1,446	296
Fidelity and surety	1,053	881	507
Workers’ compensation	446	385	107
Commercial automobile	425	392	102
Property	461	308	16
Commercial multi-peril	188	300	141
International	1,171	930	2
Total Specialty	5,739	4,642	1,171

Personal:
Automobile	3,428	3,320	2,955
Homeowners and other	2,600	2,260	1,867
Total Personal	6,028	5,580	4,822
Total earned premiums	20,341	19,038	12,545
Net investment income	3,158	2,657	1,868
Fee income	664	706	560
Other revenues	180	168	126
Total operating revenues for reportable segments	24,343	22,569	15,099
Interest Expense and Other	5	14	2
Net realized investment gains (losses)	17	(39)	38
Total consolidated revenues	$24,365	$22,544	$15,139

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$2,210	$1,077	$1,787
Interest Expense and Other (1)	(184)	(182)	(112)
Total operating income from continuing operations	2,026	895	1,675
Net realized investment gains (losses)	35	(28)	21
Total income from continuing operations	2,061	867	1,696
Discontinued operations	(439)	88	—
Total consolidated net income	$1,622	$955	$1,696

(1)                 The primary component of Interest Expense and Other is after-tax interest expense of $186 million, $151 million and $105 million in 2005, 2004 and 2003, respectively.

(at December 31, in millions)	2005	2004	2003
Asset reconciliation
Total assets for reportable segments	$111,806	$106,861	$64,573
Net assets of discontinued operations	—	2,041	—
Other assets (1)	1,381	2,344	299
Total consolidated assets	$113,187	$111,246	$64,872

(1)                 The primary components of other assets in 2005 and 2004 were invested assets, prepaid pension costs and deferred taxes. The primary component of other assets in 2003 was goodwill.

Enterprise-Wide Disclosures

Revenues from internal customers for the years ended December 31, 2005, 2004 and 2003 were not significant. Foreign assets at December 31, 2005 and 2004 also were not significant. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2005	2004	2003
U.S.	$22,908	$21,640	$15,133
Non-U.S.	1,457	904	6
Total revenues	$24,365	$22,544	$15,139

6.                       INVESTMENTS

Fixed Maturities

The Company’s investment portfolio includes the fixed maturities, equity securities, and other investments acquired in the merger at their fair values as of the merger date. The fair value at acquisition became the new cost basis for these investments.

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
(at December 31, 2005, in millions)		Gains	Losses
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,997	$66	$121	$7,942
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,458	18	35	3,441
Obligations of states, municipalities and political subdivisions	31,372	587	137	31,822
Debt securities issued by foreign governments	1,583	11	6	1,588
All other corporate bonds	14,098	201	230	14,069
Redeemable preferred stock	108	14	1	121
Total	$58,616	$897	$530	$58,983

(at December 31, 2004, in millions)
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$8,543	$169	$34	$8,678
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,015	40	22	3,033
Obligations of states, municipalities and political subdivisions	26,034	857	50	26,841
Debt securities issued by foreign governments	1,846	19	4	1,861
All other corporate bonds	13,383	361	99	13,645
Redeemable preferred stock	196	16	1	211
Total	$53,017	$1,462	$210	$54,269

The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2005, in millions)	Amortized Cost	Fair Value
Due in one year or less	$4,296	$4,290
Due after 1 year through 5 years	10,729	10,757
Due after 5 years through 10 years	16,221	16,281
Due after 10 years	19,373	19,713
	50,619	51,041
Mortgage-backed securities	7,997	7,942
Total	$58,616	$58,983

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

At December 31, 2005 and 2004, the Company held CMOs classified as available for sale with a fair value of $3.43 billion and $3.30 billion, respectively (excluding Commercial Mortgage-Backed Securities of $1.16 billion and $953 million, respectively). Approximately 43% and 53% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2005 and 2004, respectively. In addition, the Company held $4.83 billion and $4.66 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2005 and 2004, respectively. Virtually all of these securities are rated Aaa.

At December 31, 2005 and 2004, the Company had $2.67 billion and $2.60 billion, respectively, of securities on loan as part of a tri-party lending agreement. At December 31, 2005 and 2004, respectively, $119 million and $32 million of securities were subject to dollar-roll repurchase agreements.

Proceeds from sales of fixed maturities classified as available for sale were $5.19 billion, $7.95 billion and $8.34 billion in 2005, 2004 and 2003, respectively. Gross gains of $129 million, $202 million and $282 million and gross losses of $118 million, $126 million and $147 million were realized on those sales in 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the Company’s insurance subsidiaries had $4.00 billion and $3.39 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory authorities.

The Company’s subsidiaries, Unionamerica and St. Paul Re-U.K., and the Company’s operations at Lloyd’s are required, as accredited U.S. reinsurers, to hold certain investments in trust in the United States. These trust funds had a fair value of $374 million and $359 million at December 31, 2005 and 2004, respectively. Additionally, Unionamerica, St. Paul Re-U.K. and Discover Re have funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors. These funds had a fair value of $43 million and $55 million at December 31, 2005 and 2004, respectively. The Company also had $85 million of other investments being used to secure obligations under a series of insurance transactions, and $312 million of other investments pledged as collateral securing outstanding letters of credit.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

	Cost	Gross Unrealized		Fair Value
(at December 31, 2005, in millions)		Gains	Losses
Common stock	$136	$24	$3	$157
Non-redeemable preferred stock	402	24	4	422
Total	$538	$48	$7	$579

	Cost	Gross Unrealized		Fair Value
(at December 31, 2004, in millions)		Gains	Losses
Common stock	$148	$31	$2	$177
Non-redeemable preferred stock	539	46	3	582
Total	$687	$77	$5	$759

Proceeds from sales of equity securities were $403 million, $265 million and $254 million in 2005, 2004 and 2003, respectively, resulting in gross realized gains of $43 million, $37 million and $22 million and gross realized losses of $9 million, $8 million and $9 million, respectively.

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

Proceeds from the sale of real estate investments totaled $37 million in 2005. Gross gains of $15 million and no gross losses were realized on those sales in 2005. The Company did not sell any real estate investments in 2004 or 2003.

Future minimum rental income expected on operating leases relating to the Company’s real estate properties is $93 million, $84 million, $70 million, $52 million, $37 million, and $40 million for 2006, 2007, 2008, 2009, 2010 and 2011 and thereafter, respectively.

Venture Capital

The cost and fair value of investments in venture capital, which are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

	Cost	Gross Unrealized		Fair Value
(at December 31, 2005, in millions)		Gains	Losses
Venture capital	$406	$91	$2	$495

(at December 31, 2004, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Venture capital	$480	$29	$18	$491

Variable Interest Entities

The following entities are consolidated:

•                  Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position. As of both December 31, 2005 and 2004, there were 36 such trusts, which held a combined total of $441 million and $450 million, respectively, in municipal securities, of which $84 million and $84 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at December 31, 2005 and 2004 was $357 million and $366 million, respectively.

•                  Venture Capital Entities and Tax Credit Funds – The Company has investments in venture capital entities which are held for the purposes of generating long-term investment returns. The Company also has investments in certain tax credit funds which generate tax benefits. The Company consolidates certain venture capital investments and tax credit funds under the provisions of the FASB Revised Interpretation No. 46, Consolidation of Variable Interest Entities. The combined carrying values of these investments were not significant at December 31, 2005 and 2004.

The Company has significant interests in VIEs which are not consolidated because the Company is not considered to be the primary beneficiary. These entities are as follows:

•                  The Company has a significant variable interest in one real estate entity. This investment has total assets of approximately $143 million and $117 million as of December 31, 2005 and 2004, respectively. The carrying value of the Company’s share of this investment was approximately $31 million and $38 million at December 31, 2005 and 2004, respectively, which also represented its maximum exposure to loss. The purpose of the Company’s involvement in this entity is to generate investment returns.

•                  The Company also has a significant variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $172 million. The fair value of this obligation as of December 31, 2005 and 2004 was $66 million and $44 million, respectively. See “Guarantees” section of note 17.

•                  The Company has a significant variable interest in two private equity funds. These investments are held for the purpose of generating long-term investment returns. The combined carrying value of these entities was immaterial at December 31, 2005 and 2004. The Company has an unfunded commitment of $12 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount.

•                  The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet. Hedge funds are unregistered private investment partnerships, limited liability companies, funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives). As of December 31, 2005, one hedge fund was determined to be a significant VIE. The value for all investors combined of the hedge fund that was determined to be a significant VIE was approximately $53 million at December 31, 2005. The Company’s share of this fund had a carrying value of approximately $11 million at December 31, 2005. The Company’s involvement with this fund began in the third quarter of 2003. The Company does not have any unfunded commitments related to this fund. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

At December 31, 2004, three hedge funds were determined to be significant VIEs and had a total value for all investors combined of approximately $175 million. The Company’s share of these funds has a carrying value of approximately $54 million at December 31, 2004. The Company’s involvement with these funds began in the third quarter of 2002. The Company does not have any unfunded commitments related to these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

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

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company—These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company. The debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $1.03 billion and $1.04 billion at December 31, 2005 and 2004, respectively.

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

Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), FASB Emerging Issues Task Force (EITF) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.

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

Real Estate Investments

The carrying values of real estate properties are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property.

Venture Capital Investments

Other investments include venture capital investments, which are generally non-publicly traded instruments in early-stage companies and, historically, having a holding period of four to seven years. These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries. The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product. Generally, the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time. With respect to the Company’s valuation of such non-publicly traded venture capital investments, on a quarterly basis, portfolio managers as well as an internal valuation committee review and consider a variety of factors in determining the potential for loss impairment. Factors considered include the following:

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

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships, and certain fixed income securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments, are not subject to the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, but are reported at estimated fair value in accordance with FAS 60, Accounting and Reporting by Insurance Enterprises. The fair value of the venture capital investments is based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments. Other non-publicly traded securities are valued based on factors such as management judgment, recent financial information and other market data. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding.

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at December 31, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$4,046	$62	$1,673	$59	$5,719	$121
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,395	18	576	17	2,971	35
Obligations of states, municipalities and political subdivisions	9,524	86	2,331	51	11,855	137
Debt securities issued by foreign governments	547	4	196	2	743	6
All other corporate bonds	4,971	105	3,652	125	8,623	230
Redeemable preferred stock	5	—	10	1	15	1
Total fixed maturities	21,488	275	8,438	255	29,926	530
Equity securities
Common stock	10	1	14	2	24	3
Nonredeemable preferred stock	37	1	30	3	67	4
Total equity securities	47	2	44	5	91	7
Venture capital	18	1	4	1	22	2
Total	$21,553	$278	$8,486	$261	$30,039	$539

	Less than 12 months		12 months or longer		Total
(at December 31, 2004, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$3,256	$33	$30	$1	$3,286	$34
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,743	22	4	—	1,747	22
Obligations of states, municipalities and political subdivisions	5,708	49	64	1	5,772	50
Debt securities issued by foreign governments	726	4	6	—	732	4
All other corporate bonds	6,190	95	247	4	6,437	99
Redeemable preferred stock	8	—	12	1	20	1
Total fixed maturities	17,631	203	363	7	17,994	210
Equity securities
Common stock	25	1	1	1	26	2
Nonredeemable preferred stock	89	3	17	—	106	3
Total equity securities	114	4	18	1	132	5
Venture capital	53	18	—	—	53	18
Total	$17,798	$225	$381	$8	$18,179	$233

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Fixed maturities	$11	$25	$65
Equity securities	—	5	6
Venture capital	80	40	—
Real estate and other	18	10	19
Total	$109	$80	$90

Mortgage Loans

Aggregate annual maturities on mortgage loans are $42 million, $5 million, $9 million, $2 million, and $87 million for 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively.

Underperforming mortgage loans, which include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market, were $0 and $4 million at December 31, 2005 and 2004, respectively.

Concentrations and Credit Quality

At December 31, 2005 and 2004, the Company had concentrations of credit risk in tax-exempt investments of the state of Texas of $3.27 billion and $2.30 billion, respectively, of the state of Illinois of $1.84 billion and $1.50 billion, respectively, and of the state of New York of $1.67 billion and $1.44 billion, respectively.

Included in fixed maturities are below investment grade assets totaling $1.75 billion and $1.78 billion at December 31, 2005 and 2004, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company’s investment advisors when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

The Company monitors creditworthiness of counterparties to financial instruments by using controls that include credit approvals, limits and other monitoring procedures.

Net Investment Income

(for the year ended December 31, in millions)	2005	2004	2003
Gross investment income
Fixed maturities	$2,530	$2,128	$1,527
Equity securities	41	47	143
Short-term securities	182	70	107
Mortgage loans and real estate	58	67	28
Other investments	427	456	119
Gross investment income	3,238	2,768	1,924
Investment expenses	73	105	55
Net investment income	$3,165	$2,663	$1,869

Net Realized and Unrealized Investment Gains (Losses)

Net realized investment gains (losses) for the periods were as follows:

(for the year ended December 31, in millions)	2005	2004	2003
Net realized investment gains (losses)
Fixed maturities	$—	$51	$69
Equity securities	34	23	7
Venture capital and other	(17)	(113)	(38)
Net realized investment gains (losses)	$17	$(39)	$38

Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2005	2004	2003
Change in net unrealized investment gains (losses)
Fixed maturities	$(885)	$(315)	$442
Equity securities	(31)	11	70
Venture capital and other	64	14	—
	(852)	(290)	512
Related taxes	(311)	(98)	183
Minority interest	—	—	(1)
Change in net unrealized gains (losses) on investment securities	(541)	(192)	328
Balance, beginning of year	868	1,060	732
Balance, end of year	$327	$868	$1,060

7.                       EARNINGS PER SHARE

Earnings per share (EPS) was computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). Basic EPS was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflected the effect of potentially dilutive securities.

The weighted average number of common shares outstanding applicable to basic and diluted EPS for all periods prior to April 1, 2004 were restated to reflect the exchange of each share of TPC common stock for 0.4334 shares of the Company’s common stock.

In 2004, the Company implemented the provisions of FASB EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which provided new guidance on the dilutive effect of contingently convertible debt instruments. The Company has one debt instrument outstanding to which the new guidance applied – its $893 million, 4.50% convertible junior subordinated notes convertible into 16.7 million shares of the Company’s common stock. Income from continuing operations per diluted share for the year ended December 31, 2004 excluded the weighted average effects of these notes as the impact would have been anti-dilutive. For the year ended December 31, 2003, the application of the new guidance resulted in the restatement of diluted income from continuing operations per share from the previously reported $3.88 to $3.80.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2005	2004	2003
Basic
Income from continuing operations, as reported	$2,061	$867	$1,696
Preferred stock dividends, net of taxes	(6)	(6)	—
Income from continuing operations available to common shareholders – basic	$2,055	$861	$1,696
Diluted
Income from continuing operations available to common shareholders	$2,055	$861	$1,696
Effect of dilutive securities:
Equity unit stock purchase contracts	9	12	—
Convertible preferred stock	6	4	—
Zero coupon convertible notes	4	2	—
Convertible junior subordinated notes	26	—	26
Income from continuing operations available to common shareholders – diluted	$2,100	$879	$1,722
Common Shares
Basic
Weighted average shares outstanding	676.3	608.3	434.3
Diluted
Weighted average shares outstanding	676.3	608.3	434.3
Weighted average effects of dilutive securities:
Stock options and other incentive plans	3.7	2.9	2.3
Equity unit stock purchase contracts	9.5	11.5	—
Convertible preferred stock	4.2	3.8	—
Zero coupon convertible notes	2.4	1.8	—
Convertible junior subordinated notes	16.7	—	16.7
Total	712.8	628.3	453.3
Income from Continuing Operations Per Common Share
Basic	$3.04	$1.42	$3.91
Diluted	$2.95	$1.40	$3.80

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

The allowance for estimated uncollectible reinsurance recoverables was $804 million and $751 million at December 31, 2005 and December 31, 2004, respectively.

The Company assumed 100% of the workers’ compensation premiums previously written by the Accident Department of its former affiliate, The Travelers Insurance Company (TIC).

Certain of the assumed reinsurance contracts that the Company has entered into with non-affiliated companies on an excess of loss basis do not transfer insurance risk. These contracts are accounted for using deposit accounting and are included in other liabilities in the consolidated balance sheet and totaled $346 million and $405 million at December 31, 2005 and 2004, respectively.

The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2005	2004	2003
Written premiums
Direct	$22,741	$21,413	$14,977
Assumed	995	845	393
Ceded	(3,350)	(3,247)	(2,169)
Total net written premiums	$20,386	$19,011	$13,201
Earned premiums
Direct	$22,793	$21,551	$14,324
Assumed	1,079	1,007	498
Ceded	(3,531)	(3,520)	(2,277)
Total net earned premiums	$20,341	$19,038	$12,545
Percentage of assumed earned premiums to net earned premiums	5.3%	5.3%	4.0%

Ceded claims and claim adjustment expenses incurred	$3,601	$3,175	$2,333

Reinsurance recoverables, net of valuation allowance, include amounts recoverable on unpaid and paid claims and were as follows:

(at December 31, in millions)	2005	2004
Mandatory pools and associations	$2,211	$2,497
Structured settlements	3,990	3,941
Other	13,373	12,616
Total reinsurance recoverables	$19,574	$19,054

In 2004, the Company entered into commutation agreements with a major reinsurer, resulting in a charge of $153 million for amounts received less than the reinsurance recoverable balances of approximately $1.26 billion. In connection with the commutation, the Company also entered into a new reinsurance agreement effective April 1, 2004, that provides $300 million aggregate coverage for the 2000 accident year exposures written by SPC. Because the new agreement is for events occurring prior to the effective date of the agreement, the resulting $59 million gain was deferred and will be recognized in earnings as amounts are recovered from the reinsurer. Under the terms of these agreements, the Company received net cash of approximately $867 million in 2004.

9.                                      INSURANCE CLAIMS RESERVES

Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2005	2004
Property-casualty	$61,007	$58,984
Accident and health	83	86
Total	$61,090	$59,070

The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2005	2004	2003
Claims and claim adjustment expense reserves at beginning of year	$58,984	$34,474	$33,628
Less reinsurance recoverables on unpaid losses	17,538	10,419	10,360
Net balance at beginning of year	41,446	24,055	23,268
Provision for claims and claim adjustment expenses for claims arising in the current year	14,450	12,855	8,554
Estimated claims and claim adjustment expenses for claims arising in prior years	260	2,399	390
Acquisition(1)	—	13,653	—
Total increases	14,710	28,907	8,944
Claims and claim adjustment expense payments for claims arising in:
Current year	4,227	3,998	2,987
Prior years	8,871	7,553	5,170
Total payments	13,098	11,551	8,157
Unrealized foreign exchange (gain) loss	(163)	35	—
Net balance at end of year	42,895	41,446	24,055
Plus reinsurance recoverables on unpaid losses(1)	18,112	17,538	10,419
Claims and claim adjustment expense reserves at end of year	$61,007	$58,984	$34,474

(1)                   SPC net claims and claim adjustment expense reserves at April 1, 2004. SPC gross reserves at that date were $19.50 billion. SPC reinsurance recoverables on unpaid losses at April 1, 2004 were $5.85 billion.

Gross claims and claim adjustment expense reserves at December 31, 2005 increased $2.02 billion over year-end 2004 as a result of the impact of the significant catastrophe losses incurred in the third and fourth quarters of 2005, and an increase to asbestos reserves pursuant to the completion of the Company’s annual review of asbestos reserves in the fourth quarter, both of which are described in more detail in the discussion that follows. Those increases in reserves were partially offset by claim and claim expense payments from runoff operations and other net favorable prior year reserve development in the Company’s Commercial and Personal segments.

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

Prior Year Reserve Development

In 2005, estimated claims and claim adjustment expenses for claims arising in prior years totaled a net $260 million, including $325 million of net unfavorable prior year reserve development impacting the Company’s results of operations which excludes $59 million of accretion of discount. In 2005, estimated claims and claim adjustment expenses for claims arising in prior years included $30 million of net favorable loss development on Commercial loss sensitive policies in various lines; however, since the business to which it relates was subject to premium adjustments, there was no impact on results of operations.

In the Commercial segment, net unfavorable prior year reserve development in 2005 was $694 million, including $830 million to strengthen asbestos reserves and $30 million to strengthen environmental reserves, which are discussed in more detail in the following “Asbestos and Environmental Reserves” section. The remaining net favorable prior year reserve development of $166 million was driven by lower than expected frequency and severity for both casualty and property-related lines of business in the Commercial segment, partially offset by reserve strengthening for assumed reinsurance, which is in runoff.

The Specialty segment recorded net favorable prior year reserve development of $9 million in 2005, driven by lower than expected severity for property-related exposures.

In the Personal segment, net favorable prior year reserve development in 2005 totaled $360 million, driven by lower than expected frequency and severity of losses in the automobile line of business, as well as a decline in the frequency of non-catastrophe homeowners’ losses.

In 2004, estimated claims and claim adjustment expenses for claims arising in prior years totaled a net $2.40 billion, including $2.39 billion of net unfavorable prior year reserve development impacting the Company’s results of operations, excluding $75 million of accretion of discount. Net unfavorable prior year reserve development included $928 million to strengthen asbestos reserves, reserve adjustments related to the merger of $500 million for construction and $300 million for surety, $290 million to strengthen environmental reserves, $252 million related to a specific construction contractor, $113 million related to the commutation of agreements with a major reinsurer, and other net reserving actions.

Primarily all of the asbestos and environmental charges in 2004 were recorded in the Commercial segment and are discussed in more detail in the following “Asbestos and Environmental Reserves” section. Also included in net unfavorable prior year reserve development in the Commercial segment in 2004 was $38 million related to the commutation of agreements with a major reinsurer along with a strengthening of Gulf reserves, which was more than offset by other favorable prior year reserve development in core Commercial operations due to lower than expected frequency of non-catastrophe related losses.

The Specialty segment recorded prior year reserve development of $1.43 billion in 2004, which included the charges to strengthen construction and surety reserves referred to previously, as well as the $252 million charge related to a specific construction contractor and $75 million related to the commutation of agreements with a major reinsurer. Results in 2004 also reflected $150 million of net unfavorable prior year reserve development recorded in TPC’s Construction operation prior to the merger, other reserve increases, and a charge to increase the allowance for estimated amounts due from a co-surety on a specific construction contractor claim.

In the Personal segment, net favorable prior year reserve development in 2004 was $378 million, driven by lower than expected frequency of non-catastrophe homeowners’ losses, as well as a reduction in the frequency and severity of losses in the automobile line of business.

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

Those charges were partially offset by net favorable development in other Commercial businesses, principally property coverages, in which the Company experienced lower non-catastrophe-related claim frequency. In 2003, estimated claims and claim adjustment expenses for claims arising in prior years included $42 million of net favorable loss development on Commercial loss sensitive policies in various lines; however, since the business to which it relates was subject to premium adjustments, there was no impact on results of operations.

In addition, Personal recorded $162 million in net favorable prior year reserve development in 2003 principally due to lower than expected non-catastrophe claim frequency in both homeowners and non-bodily injury automobile businesses, and a $50 million reduction in reserves held related to the terrorist attack on September 11, 2001.

For each of the years ended December 31, 2005, 2004 and 2003, changes in allocations between accident years of loss adjustment expenses, pursuant to regulatory reporting requirements, are included in claims and claim adjustment expenses for claims arising in prior years and did not impact results of operations.

Asbestos and Environmental Reserves

At December 31, 2005 and 2004, the Company’s claims and claim adjustment expense reserves included $4.79 billion and $4.57 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including without limitation, those which are set forth below.

Asbestos Reserves. Because each policyholder presents different liability and coverage issues, the Company generally reviews the asbestos exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. When an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

With respect to asbestos exposures, the Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in 2005 were $399 million, compared with $301 million in 2004. This increase was primarily driven by inclusion of the SPC business for the full year in 2005 and substantial reinsurance recoveries in the third quarter of 2004. Approximately 42% in 2005 and 22% in 2004 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements limiting the Company’s liability. The lower percentage experienced in 2004 reflected substantial reinsurance billings during the year. In 2005, gross payments associated with policyholders with settlement agreements totaled $203 million, compared with $199 million in 2004.

The $830 million and $928 million asbestos reserve provisions in 2005 and 2004, respectively, were recorded pursuant to the completion of the Company’s annual ground-up asbestos liability review in the fourth quarter, which included an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The asbestos provision in 2005 resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed. The 2005 provision also considered the January 2006 court decision voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation (described in more detail in note 17). The asbestos provision recorded in 2004 primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants.

At December 31, 2005, asbestos reserves, net of reinsurance, were $4.36 billion, compared with $3.93 billion as of December 31, 2004. The Company acquired $311 million of net asbestos reserves in the merger with SPC in 2004.

Environmental Reserves. In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves. In 2005, the Company recorded a pretax charge of $30 million, net of reinsurance, primarily for declaratory judgment costs. In 2004, the Company recorded a pretax charge of $290 million, net of reinsurance, to increase environmental reserves due to revised estimates of costs related to recent settlement initiatives. Net environmental losses paid were $246 million, $152 million and $155 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2005 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related loss and loss expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments.

Asbestos and Environmental Reserves. Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current asbestos and environmental reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations and financial condition in future periods.

10.                DEBT

Debt and convertible notes payable outstanding were as follows:

(at December 31, in millions)	2005	2004
Short-term:
Commercial paper	$104	$499
6.75% Senior notes due November 15, 2006	150	—
Medium-term notes maturing in following year	56	99
7.875% Senior notes due April 15, 2005	—	238
7.125% Senior notes due June 1, 2005	—	79
Total short-term debt	310	915

Long-term:
Medium-term notes with various maturities through 2010	242	298
6.75% Senior notes due November 15, 2006	—	150
5.75% Senior notes due March 15, 2007	500	500
5.01%* Senior notes due August 16, 2007	442	—
5.25%* Senior notes due August 16, 2007	—	442
3.75% Senior notes due March 15, 2008	400	400
Zero coupon convertible notes due 2009	122	117
8.125% Senior notes due April 15, 2010	250	250
7.81% Private placement notes due on various dates through 2011	16	20
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	—
7.75% Senior notes due April 15, 2026	200	200
7.625% Subordinated debentures due December 15, 2027	125	125
8.47% Subordinated debentures due January 10, 2027	81	81
4.50% Convertible junior subordinated notes payable due April 15, 2032	893	893
6.375% Senior notes due March 15, 2033	500	500
8.50% Subordinated debentures due December 15, 2045	56	56
8.312% Subordinated debentures due July 1, 2046	73	73
7.60% Subordinated debentures due October 15, 2050	593	593
Total long-term debt	5,393	5,198
Total debt principal	5,703	6,113
Unamortized fair value adjustment	185	239
Unamortized debt issuance costs	(38)	(39)
Total debt	$5,850	$6,313

* These senior notes had an interest rate of 5.25% at December 31, 2004. The interest rate was reset to 5.01% in May 2005 pursuant to the remarketing of these notes as described below.

On April 1, 2004, The St. Paul Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $150 million 6.75% Notes due 2006, the $400 million 3.75% Notes due 2008, the $500 million 5.00% Notes due 2013, the $200 million 7.75% Notes due 2026, the $893 million 4.5% Convertible Notes due 2032 and the $500 million 6.375% Notes due 2033.

The Company’s consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $54 million and $55 million for the years ended December 31, 2005 and 2004, respectively.

The following table presents the unamortized fair value adjustment and the related effective interest rate on the SPC debt instruments acquired in the merger:

			Unamortized Fair Value Purchase Adjustment at		Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	December 31, 2005	December 31, 2004
Senior notes	7.875%	Apr. 2005	$—	$5	1.645%
	7.125%	Jun. 2005	—	2	1.881%
	5.750%	Mar. 2007	18	33	2.625%
	5.250%	Aug. 2007	—	11	1.389%
	8.125%	Apr. 2010	38	45	4.257%

Medium-term notes	6.4-7.4%	Through 2010	21	34	3.310%

Subordinated debentures	7.625%	Dec. 2027	21	22	6.147%
	8.470%	Jan. 2027	7	7	7.660%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	20	20	6.362%
	7.600%	Oct. 2050	42	42	7.057%

Zero Coupon convertible notes	4.500%	Mar. 2009	2	2	4.175%
Total			$185	$239

Description of Debt

Commercial Paper—The Company maintains an $800 million commercial paper program with $1 billion of back-up liquidity, consisting entirely of bank credit agreements. Interest rates on commercial paper issued in 2005 ranged from 2.3% to 4.4%, and in 2004 ranged from 1.1% to 2.8%.

Medium-Term Notes—The medium-term notes outstanding at December 31, 2005 bear interest rates ranging from 6.38% to 7.42%, with a weighted average rate of 6.76%. Maturity dates on remaining notes outstanding at December 31, 2005 range from 2006 to 2010. During 2005 and 2004, medium-term notes having a par value of $99 million and $59 million, respectively, matured.

5.01% Senior Notes— In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $442 million. Each equity unit initially consisted of a forward purchase contract for the Company’s common stock, which matured in August 2005, and an unsecured $50 senior note of the Company (maturing in 2007). Total annual distributions on the equity units were at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. Holders of the equity units had the opportunity to participate in a required remarketing of the senior note component. The initial remarketing date was May 11, 2005. On that date, the notes were successfully remarketed, and the interest rate on the notes was reset to 5.01%, from 5.25%, effective May 16, 2005. The remarketed notes mature on August 16, 2007. The forward purchase contract required the investor to purchase, for $50, a variable number of shares of the Company’s common stock on the settlement date of August 16, 2005. The number of shares purchased was determined based on a formula that considered the average closing price of the Company’s common stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering. On the August 16, 2005 settlement date, the Company issued 15.2 million common shares and received total proceeds of $442 million.

5.50% Senior Notes—In November 2005, the Company issued $400 million of 5.50% senior notes due December 1, 2015. The notes pay interest semi-annually on June 1 and December 1 of each year, beginning June 1, 2006, are senior unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem some or all of the notes prior to maturity at a redemption price equal to the greater of: 100% of the principal amount of senior notes to be redeemed; or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis at the then current Treasury Rate plus 20 basis points. The majority of the proceeds from the issuance of the 5.50% senior notes was used to pay down the Company’s commercial paper outstanding, with the remainder used for general corporate purposes.

Zero Coupon Convertible Notes—The zero coupon convertible notes mature in 2009, but are redeemable at the option of the Company for an amount equal to the original issue price plus accreted original issue discount. Each note is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed by the Company, into common stock of the Company at a conversion rate of 16.6433 shares for each $1,000 principal amount of notes.

3.75%, 5.00%, 6.375% Senior Notes—On March 11, 2003, the Company issued $1.40 billion of senior notes comprising $400 million of 3.75% senior notes due March 15, 2008, $500 million of 5.00% senior notes due March 15, 2013 and $500 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of the Company’s other senior unsecured indebtedness. The Company may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to TIGHI, so that TIGHI could prepay and refinance $500 million of 3.60% indebtedness to Citigroup and to redeem $900 million aggregate principal amount of TIGHI’s 8.00% and 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900 million of preferred capital securities on April 9, 2003.

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

4.50% Convertible Junior Subordinated Notes—In March 2002, the Company issued $893 million aggregate principal amount of 4.5% convertible junior subordinated notes, which will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. The Company has the option to defer interest payments on the notes for a period not exceeding 20 consecutive interest periods nor beyond the maturity of the notes. During a deferral period, the amount of interest due to holders of the notes will continue to accumulate, and such deferred interest payments will themselves accrue interest. Deferral of any interest can create certain restrictions for the Company. Unless previously redeemed or repurchased, the notes are convertible into shares of common stock at the option of the holders at any time after March 27, 2003 and prior to April 15, 2032 if at any time (1) the average of the daily closing prices of common stock for the 20 consecutive trading days immediately prior to the conversion date is at least 20% above the then applicable conversion price on the conversion date, (2) the notes have been called for redemption, (3) specified corporate transactions have occurred, or (4) specified credit rating events with respect to the notes have occurred. The notes will be convertible into shares of common stock at a conversion rate of 0.4684 shares of common stock for each $25.00 principal amount of notes (equivalent to an initial conversion price of $53.37 per share of common stock), subject to adjustment in certain events. On or after April 18, 2007, the notes may be redeemed at the Company’s option. The Company is not required to make mandatory redemption or sinking fund payments with respect to the notes. The notes are general unsecured obligations and are subordinated in right of payment to all existing and future Senior Indebtedness. The notes are also effectively subordinated to all existing and future indebtedness and other liabilities of any of the Company’s current or future subsidiaries.

Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2006, $210 million; 2007, $1.02 billion; 2008, $552 million; 2009, $143 million; and 2010, $273 million.

Line of Credit Agreements

The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement. In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions. The new credit agreement replaced and consolidated the Company’s three prior bank credit agreements that had collectively provided the Company access to $1.0 billion of bank credit lines. Pursuant to covenants in the new credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2005, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding. Pursuant to the terms of the credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions. There was no amount outstanding under the credit agreement as of December 31, 2005.

Shelf Registration

In December 2005, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

11.                INCOME TAXES

(for the year ended December 31, in millions)	2005	2004	2003
Composition of income tax expense (benefit) included in consolidated statement of income
Current expense (benefit) on continuing operations:
Federal	$(18)	$283	$(7)
Foreign	46	26	5
State	20	5	—
Total current tax expense (benefit) on continuing operations	48	314	(2)

Deferred expense (benefit) on continuing operations:
Federal	500	(280)	539
Foreign	62	34	—
State	—	1	—
Total deferred tax expense (benefit) on continuing operations	562	(245)	539

Tax expense on income from continuing operations before minority interest	610	69	537
Tax expense included in discontinued operations	851	54	—
Total income tax expense included in consolidated statement of income	$1,461	$123	$537

Composition of income tax expense (benefit) included in common shareholders’ equity
Expense (benefit) relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	$(333)	$(117)	$234
Total income tax expense included in consolidated financial statements	$1,128	$6	$771

Effective tax rate
Income from continuing operations before federal, foreign and state income taxes and minority interest	$2,671	$946	$2,229
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	935	331	780
Tax effect of:
Nontaxable investment income	(371)	(284)	(201)
Tax reserve adjustment	11	6	(40)
Foreign operations	47	34	—
Other, net	(12)	(18)	(2)
Total income tax expense on income from continuing operations before minority interest	$610	$69	$537
Effective tax rate on income from continuing operations before minority interest	23%	7%	24%

The current income tax payable was $142 million and $184 million at December 31, 2005 and 2004, respectively, and is included in other liabilities in the consolidated balance sheet.

The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2005	2004
Deferred tax assets
Claims and claim adjustment expense reserves	$1,615	$1,666
Unearned premium reserves	647	651
Alternative minimum tax credit carryforward	376	89
Net operating loss carryforward	40	731
Other	661	730
Total gross deferred tax assets	3,339	3,867
Less valuation allowance	98	128
Net deferred tax assets	3,241	3,739

Deferred tax liabilities
Deferred acquisition costs	488	493
Investments	352	634
Intangible assets	88	174
Other	251	240
Total gross deferred tax liabilities	1,179	1,541
Total deferred income taxes	$2,062	$2,198

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net change in the valuation allowance for deferred tax assets was a decrease of $30 million and an increase of $128 million for December 31, 2005 and 2004, respectively, in each year relating to foreign operations. Based predominantly upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.

For tax return purposes, as of December 31, 2005, the Company had a net operation loss (NOL) carryforward that expires, if unused, in 2017-2018. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The approximate amounts of those NOLs on a regular tax basis and an alternative minimum tax (AMT) basis were $114 million and $81 million, respectively. The benefit of the NOL carryforward has been recognized in the consolidated financial statements.

The Company’s intercompany tax sharing agreement was amended to include the SPC companies effective with their acquisition on April 1, 2004.

U.S. income taxes have not been provided on $83 million of the Company’s foreign operations’ undistributed earnings as of December 31, 2005, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

On October 22, 2004, Congress enacted the “American Jobs Creation Act” (AJCA), which provided a temporary incentive for U.S. corporations to repatriate earnings previously reinvested in foreign subsidiaries to obtain an 85% dividends received deduction. In December 2005, the Company repatriated $158 million of cumulative foreign earnings invested outside of the United States, which resulted in an increase in income tax expense of $8 million for the year ended December 31, 2005. See note 1.

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

Preferred Stock

The Company’s preferred shareholders’ equity represents the par value of preferred shares outstanding that the Company assumed in the merger related to The St. Paul Companies, Inc. Stock Ownership Plan (SOP) Trust, less the remaining principal balance on the SOP Trust debt. The SOP Trust borrowed funds from a U.S. underwriting subsidiary to finance the purchase of the preferred shares, and the Company guaranteed the SOP debt. The final payment on the SOP debt was made in January 2005.

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

In September 2005, the SOP was merged into the St. Paul Travelers 401(k) Savings Plan. See note 14.

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

The articles of incorporation allow the Company to issue five million undesignated shares. The Board of Directors may designate the type of shares and set the terms thereof. The Board designated 1,450,000 shares as Series B Convertible Preferred Stock in connection with the 401(k) Savings Plan.

On February 6, 2006, the Company, under the St. Paul Travelers Companies, Inc. 2004 Incentive Plan, issued 2,401,032 common stock awards in the form of restricted stock, deferred stock and performance share awards to participating officers and other key employees. The restricted stock and deferred stock awards, totaling 2,029,480 shares, generally vest in full after a two-year or three-year period from date of grant. The performance share awards, totaling 371,552 target shares, represent shares which the recipient may earn upon the Company’s attainment of certain performance goals. The performance goals are based upon the Company’s adjusted return on equity over a three-year performance period. If performance falls short of targeted performance none or only a portion of the shares will vest after the three-year performance period from date of grant. If performance exceeds targeted performance, more than 100% (up to a maximum of 160%) of target shares will vest after the three-year performance period from date of grant. The fair value per share attributable to the common stock awards on the date of grant was $44.79. See note 13.

Treasury Stock

All shares of TPC common stock that were held by the Company as treasury stock at the merger date of April 1, 2004, were cancelled and retired as of that date.

The Company’s 2004 Incentive Plan, the legacy SPC 1994 Stock Incentives Plan and the legacy TPC 2002 Incentive Plan provide settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. At December 31, 2005 and 2004, the Company had purchased $47 million and $14 million, respectively, of its common stock under this plan.

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

Dividends

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $2.56 billion is available in 2006 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $968 million of dividends from its insurance subsidiaries in 2005.

Statutory Net Income and Surplus

Statutory net income of the Company’s insurance subsidiaries was $2.92 billion, $1.58 billion, and $1.95 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $17.81 billion and $15.11 billion at December 31, 2005 and 2004, respectively.

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Minimum Pension Liability Adjustment	Other (1)	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2002	$732	$(68)	$(7)	$657
Net change in unrealized gains on investment securities, net of tax and minority interest of $200	349	—	—	349
Less: Reclassification adjustment for net realized gains included in net income, net of tax and minority interest of $(17)	(21)	—	—	(21)
Change in minimum pension liability adjustment, net of tax of $33	—	62	—	62
Change in other, net of tax of $18	—	—	39	39
Current period change	328	62	39	429

Balance, December 31, 2003	1,060	(6)	32	1,086
Net change in unrealized gains on investment securities, net of tax and minority interest of $(85)	(168)	—	—	(168)
Less: Reclassification adjustment for net realized gains included in net income, net of tax and minority interest of $(13)	(24)	—	—	(24)
Change in other, net of tax of $(4)	—	—	58	58
Current period change	(192)	—	58	(134)

Balance, December 31, 2004	868	(6)	90	952
Net change in unrealized gains on investment securities, net of tax and minority interest of $(298)	(515)	—	—	(515)
Less: Reclassification adjustment for net realized gains included in net income, net of tax of $(13)	(26)	—	—	(26)
Change in minimum pension liability adjustment, net of tax of $(4)	—	(8)	—	(8)
Change in other, net of tax of $3	—	—	(52)	(52)
Current period change	(541)	(8)	(52)	(601)
Balance, December 31, 2005	$327	$(14)	$38	$351

(1)                  Includes foreign currency translation adjustments, changes in value of private equity securities and the cumulative effect of the change in accounting for derivative instruments and hedging activities.

13. INCENTIVE PLANS

The Company, following the merger, adopted The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan) in July 2004. The purposes of the 2004 Incentive Plan are to reward the efforts of the Company’s non-employee directors, executive officers and other employees and to attract new personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. The number of shares of the Company’s common stock authorized for grant under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below.

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

Except for shares delivered to or retained in the legacy TPC 2002 Incentive Plan in connection with the withholding of taxes applicable to the exercise of outstanding options that have reload features, the provisions of the preceding paragraph that result in shares becoming available for future grants under the 2004 Incentive Plan also apply to any awards granted under the legacy SPC 1994 Stock Plan and the legacy TPC 2002 Incentive Plan that were outstanding on the effective date of the 2004 Incentive Plan.

The Company, following the merger, also adopted a compensation program for non-employee directors (the 2004 Director Compensation Program). Under the 2004 Director Compensation Program, non-employee directors’ compensation consists of an annual retainer, a deferred stock award and a stock option award. Each non-employee director may choose to receive all or a portion of his or her annual retainer and any committee chair or co-chair fees paid in the form of cash, common stock or deferred stock. Deferred stock for the annual retainer, and committee chair and co-chair fees, is elected pursuant to the St. Paul Travelers Deferred Compensation Plan for Non-Employee Directors that the Board adopted after the merger and is vested upon grant. The annual deferred stock awards vest one year after the date of award. Any of the deferred stock awards may accumulate until distribution at a future date or upon termination of a director’s service. The shares of the Company’s common stock issued under the 2004 Director Compensation Program, including shares of deferred stock, are awarded under the 2004 Incentive Plan.

Fixed Stock Option Awards

2004 Incentive Plan

The Company established an Equity Awards program under the 2004 Incentive Plan, pursuant to which the Company may issue stock option awards to eligible officers and key employees. Under the Equity Awards program, stock option awards are granted having a ten-year term with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted under this program through 2005 generally vest over a four year period, with 50% of the option shares vesting on the 2nd anniversary of the date of grant, and 25% of the option shares vesting on each of the 3rd and 4th anniversaries of the grant date. Beginning in 2006, stock option awards granted under this program will generally vest in full after a three-year period from date of grant. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant.

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

The TPC stock options awards granted under the legacy TPC 2002 Incentive Plan have a ten-year term with an exercise price equal to the fair value of the Company’s common stock on the date of grant (as adjusted to reflect the merger). Stock options granted under this plan prior to April 27, 2004, generally vest 20% each year over a five-year period. Stock options granted under this plan from April 27, 2004 until the plan termination on July 28, 2004, generally vest over a four-year period, with 50% of the option shares vesting on the 2nd anniversary of the date of grant, and 25% of the option shares vesting on each of the 3rd and 4th anniversaries of the grant date. Prior to January 23, 2003, certain stock option awards granted under the TPC 2002 Incentive Plan permitted an employee exercising an option to be granted a new option (a reload option) in an amount equal to the number of shares of the TPC common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option. Prior to the merger, the reload options were granted at an exercise price equal to the fair market value of TPC’s common stock on the date of grant, and after the merger the reload options will be granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The reload options vest six months after the grant date and are exercisable for the remaining term of the related original option.

Legacy SPC 1994 Stock Plan and Global Stock Option Plan

On April 1, 2004, in connection with the merger, the Company assumed 23 million outstanding SPC stock options, of which approximately 4 million remained unvested related to legacy SPC equity-based compensation plans. These stock options retained the same terms and conditions that were applicable prior to the merger. Under the SPC stock option programs, stock option awards were granted having a ten year term with an exercise price equal to the fair value of the Company’s common stock on the date of grant. Generally, options vest 25% each year over a four-year period. Certain stock option awards granted under the SPC 1994 Stock Plan between February 2002 and November 10, 2003 permitted an employee exercising an option to be granted a new option (a reload option) in an amount equal to the number of shares of the Company common stock used to satisfy the exercise price due upon exercise of an option. The reload options are granted at an exercise price equal to the fair market value of the Company common stock on the date of grant, vest one year after the grant date and are exercisable for the remaining term of the related original option.

Information with respect to stock option activity under the Company’s stock option plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	47,844,259	$41.24	30,422,539	$41.19	32,988,349	$40.68
Granted:
Original:
Newly granted	4,416,098	37.19	1,327,575	41.67	198,269	37.31
Converted (1)	—	—	350,188	62.79	—	—
Reload	544,931	42.54	553,583	39.21	477,121	36.48
Assumed/Replacement	—	—	23,049,803	39.50	—	—
Exercised	(5,591,403)	29.62	(4,420,171)	28.53	(1,721,435)	23.42
Forfeited	(3,348,976)	46.65	(3,439,258)	44.09	(1,519,765)	48.11
Outstanding, end of year	43,864,909	$41.81	47,844,259	$41.24	30,422,539	$41.19

(1)                                 Represents the conversion of the outstanding stock options to purchase CIRI stock into options to purchase the Company’s common stock.

The following table summarizes the information about stock options outstanding under the Company’s stock option plans at December 31, 2005:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Under $30.00	4,763,809	2.4 years	$26.51	4,761,625	$26.51
$30.00—$34.99	3,704,109	5.3 years	31.84	3,621,694	31.80
$35.00—$39.99	7,582,484	6.9 years	37.02	3,426,708	36.88
$40.00—$44.99	14,633,288	6.4 years	42.76	9,212,095	42.87
$45.00—$49.99	7,752,318	4.9 years	48.10	7,568,326	48.15
$50.00—$54.99	1,501,365	4.0 years	52.16	1,494,124	52.17
Over $54.99	3,927,536	4.6 years	59.05	3,305,031	58.98
	43,864,909	5.4 years	$41.81	33,389,603	$41.93

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

	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2005
Original awards
Exercise price equal to market at grant	4,961,029	$37.78	$9.10

2004
Original awards
Exercise price equal to market at grant	1,881,158	$40.97	$9.27
Exercise price exceeds market at grant	350,188	$62.79	$6.42
Assumed awards
Exercise price exceeds market at grant	13,287,228	$45.13	$7.58
Exercise price less than market at grant	9,762,575	$31.88	$12.40
Total granted 2004	25,281,149	$39.95	$9.55

2003
Original awards
Exercise price equal to market at grant	675,390	$36.73	$2.86

Stock Option Fair Value Information

The fair value effect of stock options is derived by application of a variation of the Black-Scholes option pricing model.

The significant assumptions used in estimating the fair value on the date of the grant for original options and reload options granted in 2005, 2004 and 2003 and for the awards assumed on April 1, 2004 from SPC at the merger were as follows:

	2005	2004	2003
Expected life of stock options	6 years	3 years	3 years
Expected volatility of the Company’s stock (1)	32.0%	32.1%	29.4%
Risk-free interest rate	3.96%	2.50%	2.04%
Expected annual dividend per share	$0.89	$0.88	$0.60
Expected annual forfeiture rate	5%	5%	5%

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

In addition, Commercial Insurance Resources, Inc. (CIRI) had equity-based compensation plans in which awards were granted in CIRI’s privately held common stock. In connection with The Travelers Indemnity Company’s purchase of the minority interest of CIRI in 2004, the Company converted CIRI’s outstanding equity-based awards into awards in the Company’s common stock. The converted awards retained the same terms and conditions that were applicable prior to the conversion. The conversion of CIRI outstanding nonvested options into options to purchase the Company’s common stock was considered a modification and therefore the modification guidance of FAS 123 was applied to the converted awards. For these converted options, the excess of the fair value of the modified options issued over the fair value of the original options at the date of exchange was added to the remaining unrecognized compensation cost of the original option and recognized over the remaining vesting period.

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

Restricted Stock, Deferred Stock and Performance Share Award Programs

2004 Incentive Plan

The Company may issue awards of restricted stock and deferred stock to eligible officers and key employees pursuant to the 2004 Incentive Plan. Such awards include restricted stock grants under the Capital Accumulation Program (CAP) and Equity Awards program established pursuant to the 2004 Incentive Plan. Awards issued under the CAP program are in the form of restricted stock and the number of shares included in the restricted stock award is calculated at a 10% discount from the market price on the date of the award and generally vest in full after a two-year period from the date of grant. The CAP program has been discontinued following the issuance of CAP awards in February 2006. Other restricted stock awards issued under the Equity Awards program generally vest in full after a three-year period from the date of grant. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. Awards granted to non-U.S. participants are in the form of deferred stock awards. These deferred stock awards are granted at market price and generally vest after three years from the date of grant and are subject to the same conditions as the restricted stock awards except that the shares are not issued until the vesting criteria are satisfied.

On October 25, 2005, the Company approved a Performance Share Awards Program pursuant to the 2004 incentive plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards represent target shares that provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals. The program becomes effective beginning in 2006. The performance goals for performance awards granted in 2006 are based on the Company’s adjusted return on equity over a three-year performance period. If performance falls short of targeted performance, none or only a portion of the shares will vest after the three-year performance period from date of grant. If performance exceeds targeted performance, more than 100% (up to a maximum of 160%) of target shares will vest after the three-year performance period from date of grant.

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

Information with respect to restricted stock and deferred stock awards is as follows:

	2005	2004	2003
New shares granted	2,257,101	1,668,862	947,233
SPC assumed awards April 1, 2004	—	237,592	—
Weighted average fair value per share at issuance	$36.29	$37.03	$37.26

Unearned compensation expense is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock and deferred stock awards was $40 million, $26 million and $17 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Incentive Plans

In addition to the Company’s equity-based compensation plans discussed above, Nuveen Investments had an equity-based compensation plan in which awards were granted in Nuveen Investments’ publicly traded common stock. The after-tax compensation cost associated with these awards included in the Company’s 2004 net income was approximately $9 million. The compensation cost associated with the Nuveen Investments’ equity-based plan was excluded from the Company’s results in 2005 due to the divestiture of Nuveen Investments (see Note 3).

14.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The Company sponsors a qualified non-contributory defined benefit pension plan, which covers substantially all employees and provides benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final pay formula. Prior to December 31, 2004, both TPC and SPC sponsored qualified noncontributory defined benefit pension plans. These plans were merged to form one Company plan on December 31, 2004. In addition, the Company and TPC sponsor nonqualified defined benefit pension plans which cover certain highly-compensated employees and also sponsor postretirement health and life insurance benefit plans for employees satisfying certain age and service requirements and for certain retirees.

Obligations and Funded Status

The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company’s benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

	Qualified Domestic Plan		Non-qualified and Foreign Plans		Total
(for the year ended December 31, in millions)	2005	2004	2005	2004	2005	2004

Change in projected benefit obligation
Benefit obligation at beginning of year	$1,605	$591	$166	$28	$1,771	$619
SPC acquisition	—	956	—	126	—	1,082
Benefits earned	59	48	2	1	61	49
Interest cost on benefit obligation	94	82	9	7	103	89
Actuarial loss (gain)	98	7	35	9	133	16
Benefits paid	(106)	(79)	(12)	(9)	(118)	(88)
Foreign currency exchange rate change	—	—	(8)	4	(8)	4
Benefits obligation at end of year	$1,750	$1,605	$192	$166	$1,942	$1,771

Change in plan assets
Fair value of plan assets at beginning of year	$1,730	$602	$88	$—	$1,818	$602
SPC acquisition	—	1,089	—	80	—	1,169
Actual return on plan assets	82	118	16	6	98	124
Company contributions	80	—	12	7	92	7
Benefits paid	(106)	(79)	(12)	(9)	(118)	(88)
Foreign currency exchange rate change	—	—	(9)	4	(9)	4
Fair value of plan assets at end of year	$1,786	$1,730	$95	$88	$1,881	$1,818

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of plan	$36	$125	$(97)	$(78)	$(61)	$47
Unrecognized:
Prior service benefit	(24)	(30)	(2)	(1)	(26)	(31)
Net actuarial loss (gain)	289	139	43	18	332	157
Net amount recognized	$301	$234	$(56)	$(61)	$245	$173

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$301	$234	$7	$5	$308	$239
Accrued benefit liability	—	—	(85)	(76)	(85)	(76)
Accumulated other changes in equity from nonowner sources – minimum pension liability	—	—	22	10	22	10
Total	$301	$234	$(56)	$(61)	$245	$173

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2005	2004
Change in projected benefit obligation
Benefit obligation at beginning of year	$312	$14
SPC acquisition	—	292
Benefits earned	4	2
Interest cost on benefit obligation	19	14
Actuarial loss (gain)	(35)	4
Benefits paid	(19)	(14)
Foreign currency exchange rate change	1	—
Benefit obligation at end of year	$282	$312

Change in plan assets
Fair value of plan assets at beginning of year	$26	$—
SPC acquisition	—	28
Actual return on plan assets	1	—
Company contributions	17	12
Benefits paid	(19)	(14)
Foreign currency exchange rate change	—	—
Fair value of plan assets at end of year	$25	$26

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of plan	$(257)	$(286)
Unrecognized:
Prior service benefit	—	—
Net actuarial loss (gain)	(28)	6
Net amount recognized	$(285)	$(280)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(285)	(280)
Accumulated other changes in equity from nonowner sources – minimum pension liability	—	—
Net amount recognized	$(285)	$(280)

The total accumulated benefit obligation for the Company’s defined benefit pension plans was $1.88 billion and $1.70 billion at December 31, 2005 and 2004, respectively. The Qualified Domestic Plan accounted for $1.69 billion and $1.54 billion of the total accumulated benefit obligation at December 31, 2005 and 2004, respectively, whereas the Non-Qualified and Foreign Plans accounted for $0.19 billion and $0.16 billion of the total accumulated benefit obligation at December 31, 2005 and 2004, respectively.

For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation and the aggregate accumulated benefit obligation were $186 million and $185 million, respectively, at December 31, 2005 and $102 million and $99 million at December 31, 2004, respectively. The fair value of plan assets for the above plans was $88 million and $23 million at December 31, 2005 and 2004, respectively.

The Company does not have a best estimate of contributions expected to be paid to the qualified pension plan during the next fiscal year at this time.

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2005	2004
Assumptions used to determine benefit obligations
Discount rate	5.75%	6.00%
Future compensation increase rate	4.00%	4.00%

Assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.00% to 6.25%
Expected long-term rate of return on assets	8.00%	8.00%

Assumed health care cost trend rates
Following year:
Medical (before age 65)	9.00%	10.00%
Medical (age 65 and older)	11.00%	10.00%

Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%

Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2010	2010
Medical (age 65 and older)	2012	2010

The discount rate assumption used to determine the benefit obligation is based on the Moody’s Aa Corporate Bond index adjusted by 25 basis points to reflect the long duration nature of the pension obligation and adjusted to the nearest quarter rate. The discount rate is then back-tested by comparison to a yield curve that reflects the hypothetical portfolio of high quality bonds (rated Aa or higher by a recognized rating agency) for which the timing and amount of cash outflows approximates the estimated payouts of the Plan.

In choosing the expected long-term rate of return, the Company’s Pension Plan Investment Committee considered the historical returns of equity and fixed income markets in conjunction with today’s economic and financial market conditions.

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $47 million at December 31, 2005, and the aggregate of the service and interest cost components of net postretirement benefit expense by $4 million for the year ended December 31, 2005. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2005 by $38 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $3 million for the year ended December 31, 2005.

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

Components of Net Periodic Benefit Cost

The following table summarizes the components of net benefit expense recognized in the consolidated statement of income for the benefit plans for the years ended December 31, 2005, 2004 and 2003.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2005	2004	2003	2005	2004	2003
Service cost	$61	$49	$28	$4	$2	$—
Interest cost on benefit obligation	103	89	37	19	14	1
Expected return on plan assets	(139)	(117)	(39)	(2)	(1)	—
Amortization of unrecognized:
Prior service cost	(6)	(6)	(6)	—	—	—
Net actuarial loss	1	9	5	—	—	—
Net benefit expense	$20	$24	$25	$21	$15	$1

Plan Assets

The percentage of the fair value of pension plan assets held by asset category is as follows:

(at December 31,)	2005	2004
Equity securities	62%	66%
Debt securities	27%	30%
Cash	8%	2%
Other	3%	2%
Total	100%	100%

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

Weighted average target asset allocations at December 31, 2005 by asset category were as follows:

Asset Category	Plan Assets
Equity securities	30 – 70%
Debt securities	30 – 70%
Cash	0 – 10%
Other	0 – 10%

Equity securities include 797,600 shares of the Company’s common stock with a market value of $36 million at December 31, 2005.

The Company’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2005 and 2004 by asset category were as follows:

Asset Category	2005	2004
Debt securities	75%	84%
Cash	25%	16%

Estimated Future Benefit Payments

Benefits expected to be paid, which reflect estimated future employee service, are estimated to be:

Expected payments by period (in millions)	Pension Plans	Postretirement Benefit Plans	Prescription Drug Subsidy
2006	$90	$19	$3
2007	95	20	3
2008	101	20	3
2009	106	21	3
2010	109	22	4
2011 through 2015	616	116	20

Savings Plan

The Company, in September 2005, merged the Travelers 401(k) Savings Plan, the St. Paul Companies, Inc. Savings Plus Plan (SPP), and The St. Paul Companies, Inc. Stock Ownership Plan (SOP) into one new plan, the St. Paul Travelers 401(k) Savings Plan (the Savings Plan). Substantially all Company employees are eligible to participate in the Savings Plan. In 2005, the Company matched employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. The match is primarily in the form of the Company’s common stock which can be reinvested at any time into any other investment option. The expense related to this plan was $63 million for the year ended December 31, 2005.

Legacy TPC 401(k) Savings Plan

Prior to the September 2005 plan merger, the Company had a 401(k) savings plan under which substantially all legacy TPC employees and Company employees hired after April 1, 2004, were eligible to participate. In 2004, the Company matched employee contributions up to 5% of eligible pay but not more than $2,500 annually. Prior to 2004, the Company matched employee contributions up to 3% of eligible pay but not more than $1,500 annually. The expense related to this plan was $34 million and $20 million for the years ended December 31, 2004 and 2003, respectively.

Legacy SPC 401(k) Savings Plus and Stock Ownership Plans

Prior to the September 2005 plan merger and in connection with the merger with SPC, the Company assumed The St. Paul Companies, Inc. Savings Plus Plan (SPP), a 401(k) savings plan and The St. Paul Companies, Inc. Stock Ownership Plan (SOP). Substantially all employees who were hired by legacy SPC before April 1, 2004 were eligible to participate in these plans. In 2004 under the SPP, the Company matched 100% of employees’ contributions up to a maximum of 6% of their salary. The match was in the form of preferred shares, to the extent available in the SOP, or in the Company’s common shares. Also allocated to participants were preferred shares equal to the value of dividends on previously allocated shares.

To finance the preferred stock purchase for future allocation to qualified employees, the SOP borrowed $150 million at 9.4% from a primary U.S. underwriting subsidiary. As the principal and interest of the trust’s loan was paid, a pro rata amount of preferred stock was released for allocation to participating employees. Each share of preferred stock pays a dividend of $11.72 annually and is currently convertible into eight shares of the Company’s common stock. Preferred stock dividends on all shares held by the trust were used to pay a portion of the SOP obligation. In addition to dividends paid to the trust, additional cash contributions were made to the SOP as necessary in order to meet the SOP’s debt obligation. The SOP’s debt obligation was paid off in January 2005 with a final payment of $5 million; consequently, all preferred stock dividends are now paid to preferred stockholders. The SOP allocated the final 71,346 preferred shares in 2004. The SOP has no preferred shares available for future allocations.

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

15.          LEASES

Rent expense was $219 million, $207 million and $115 million in 2005, 2004 and 2003, respectively.

Future minimum annual rental payments under noncancellable operating leases are $173 million, $157 million, $124 million, $87 million, $52 million and $164 million for 2006, 2007, 2008, 2009, 2010 and 2011 and thereafter, respectively. Future sublease rental income aggregating approximately $55 million will partially offset these commitments.

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

Derivative Instruments Designated as Hedging Instruments

For a derivative instrument to qualify as a hedge, the hedge relationship must be designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in net realized investment gains (losses). The recognition of gains or losses on derivative instruments that have been designated and qualify as a hedge depends upon whether the derivative instrument is a fair value hedge, a cash flow hedge or a foreign currency hedge.

The Company has foreign currency hedges of net investments in foreign operations in which derivatives (foreign currency forward contracts) hedge the foreign currency exposure. The effective portion of the change in fair value of the derivative hedging the net investment, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the years ended December 31, 2005 and 2004, the amount included in the foreign currency translation adjustment in equity from nonowner sources was a $2 million loss and a $4 million loss, respectively. During 2005, the Company incurred net realized losses of less than $1 million from hedge ineffectiveness, and in 2004, the Company had no net realized gains or losses from hedge ineffectiveness.

Derivative Instruments not Designated as Hedging Instruments

Derivatives that are not designated or do not qualify as hedges are carried at fair value with changes in value reflected in net realized investment gains (losses). The Company has certain U.S. treasury futures contracts and foreign currency forward contracts, which are not designated as hedges at December 31, 2005 and 2004.

The Company engaged in U.S. Treasury note futures transactions to modify the duration of specific assets within the investment portfolio. The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $1.20 billion and $1.33 billion at December 31, 2005 and December 31, 2004, respectively. These derivative instruments are not designated and do not qualify as hedges under FAS 133 and as such the daily mark-to-market changes in fair value are reflected in net realized investment gains (losses). Net realized investment gains (losses) in 2005 and 2004 included net gains of $13 million and net losses of $44 million, respectively, related to U.S. Treasury futures contracts which are settled daily.

The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities.

The Company owns 6 million stock purchase warrants of Platinum Underwriters, a publicly-held company. These warrants are not designated and do not qualify as hedges under FAS 133 and as such the mark-to-market changes in fair value are reflected in net realized gains (losses).

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

At December 31, 2005 and 2004, investments in fixed maturities had a fair value, which equaled carrying value, of $58.98 billion and $54.26 billion, respectively. The fair value of investments in fixed maturities for which a quoted market price or dealer quote are not available was $456 million and $574 million at December 31, 2005 and 2004, respectively. See note 1.

The carrying values of cash, short-term securities, mortgage loans, investment income accrued, and payables for securities lending and repurchase agreements approximated their fair values. See notes 1 and 6.

The carrying values of $1.11 billion and $1.14 billion of financial instruments classified as other assets approximated their fair values at December 31, 2005 and 2004, respectively. The carrying values of $5.33 billion and $4.83 billion of financial instruments classified as other liabilities at December 31, 2005 and 2004, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at December 31, 2005 was $5.85 billion and $5.82 billion, respectively. The respective totals at December 31, 2004 were $6.31 billion and $6.30 billion.

The fair value of commercial paper included in debt outstanding at December 31, 2005 and 2004 approximated its book value because of its short-term nature. For other debt, the fair value estimate was based upon the bid price at December 31, 2005 and 2004.

17.     CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances which are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change.

TPC is involved in three significant proceedings (including a bankruptcy proceeding) relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC. The status of the various proceedings is described below.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted. In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.). On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award. On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds. On February 8, 2006, TPC filed a motion to stay the issuance of the Third Circuit’s mandate in anticipation of TPC’s petition for a writ of certiorari to the United States Supreme Court.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC. TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above. The district court found the dispute was moot as a result of the arbitration panel’s decision. The district court, therefore, based on the arbitration panel’s decision, dismissed the case. If the January 19, 2006 ruling of the Third Circuit described in the paragraph above survives further appeal, this case will be reinstated.

The Company continues to believe it has meritorious positions in these ACandS-related proceedings and intends to litigate vigorously.

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

Four appeals were taken from the August 17, 2004 ruling. These appeals have been consolidated and are currently pending. The parties have completed briefing all of the issues and a hearing was held before the district court on February 22, 2006. The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review. It is not possible to predict how appellate courts will rule on the pending appeals.

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

Shareholder Litigation and Related Proceedings

TPC and its board of directors were named as defendants in three putative class action lawsuits brought by shareholders alleging breach of fiduciary duty in connection with the merger of TPC and SPC and seeking injunctive relief as well as unspecified monetary damages.  The actions were captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, Ct. December 15, 2003).  The Farina complaint also named SPC and its former subsidiary, Adams Acquisition Corp., as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty.  On March 18, 2004, TPC and SPC announced that all of these lawsuits had been settled, subject to court approval. Before court approval of the settlement, additional shareholder litigation was commenced, as described below. On September 12, 2005, plaintiffs voluntarily withdrew their complaints without prejudice.

Beginning in August 2004, following post-merger announcements by the Company, various shareholders of the Company commenced fourteen putative class action lawsuits against the Company and certain of its current and former officers and directors in the United States District Court for the District of Minnesota.  Plaintiff shareholders alleged that certain disclosures relating to the April 2004 merger between TPC and SPC contained false or misleading statements with respect to the value of SPC’s loss reserves in violation of federal securities laws.  These actions were consolidated under the caption In re St. Paul Travelers Securities Litigation I, and a lead plaintiff and lead counsel were appointed.  An additional putative class action based on the same allegations was brought in New York State Supreme Court.  This action was subsequently transferred to the District of Minnesota and was consolidated with In re St. Paul Travelers Securities Litigation I.  On June 24, 2005, the lead plaintiff filed an amended consolidated complaint.  The complaint did not specify damages. On August 23, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation I moved to dismiss the amended consolidated complaint. On November 22, 2005, the parties reached an agreement to settle the case. The settlement also encompasses the Henzel, Vozzolo and Farina cases described above. On December 28, 2005, the Court approved the settlement.

Three other actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products. On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim. In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on allegations similar to those in In re St. Paul Travelers Securities Litigation I.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

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

The Company believes that the pending lawsuits have no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that the financial impact of one or more of these proceedings will not be material to the Company’s results of operations in a future period. The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law. As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending these lawsuits.

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

Six putative class action lawsuits and two individual actions were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahey v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  The plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, nineteen plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994, and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company.  One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005).  That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation.  On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim.  One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), have been filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates, but have not been consolidated with In re Insurance Brokerage Antitrust Litigation.  Certain defendants in Bensley Construction, Inc., including the Company, have removed the action to the United States District Court for the District of Massachusetts.  On February 13, 2006, the action was transferred to the District of New Jersey for coordination with In re Insurance Brokerage Antitrust Litigation.  Office Depot, Inc. was brought in Florida state court and names several of the Company’s subsidiaries.  On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation.  The plaintiff in Office Depot, Inc. has appealed.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its income statement in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger. After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s income statement, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at December 31, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger.

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities. The Company’s total future estimated obligations related to its venture capital investments were $128 million and $289 million at December 31, 2005 and 2004, respectively. The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These additional commitments were $803 million and $483 million at December 31, 2005 and 2004, respectively.

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

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. As of December 31, 2005, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.82 billion. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. Included in the indemnification obligations at December 31, 2005 was $172 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The fair value of this obligation as of December 31, 2005 was $66 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

18.                RELATED PARTY TRANSACTIONS

Prior to Citigroup’s distribution to its stockholders of a portion of its ownership in TPC in August 2002, TPC provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, TPC and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, TPC entered into an investment management agreement, which was applied retroactively to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup provided investment advisory and administrative services to TPC with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on investment performance. This agreement was modified and extended through the first quarter of 2005, at which time it was terminated. Charges incurred related to this agreement were $2 million, $58 million and $60 million for the years ended December 31, 2005, 2004 and 2003, respectively. TPC and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, was not significant to the Company’s results of operations or financial condition.

The Company had notes payable to Citigroup of $700 million at December 31, 2002, which was repaid during 2003. Interest expense included in the consolidated statement of income was $9 million for the year ended December 31, 2003.

In the ordinary course of business, the Company purchases and sells securities through formerly affiliated broker-dealers. These transactions are conducted on an arm’s-length basis. Commissions are not paid for the purchase and sale of debt securities.

The Company participates in reinsurance agreements with TIC, a former affiliate.

The Company purchased annuities from former affiliates to settle certain claims. Through 2004, the Company had agreed to use TIC as the most preferred provider of annuities, as long as Citigroup maintained competitive ratings and its products are competitively priced. Beginning in 2005, the Company had no preferred provider of annuities. Reinsurance recoverables at December 31, 2005 and 2004 included $791 million and $718 million, respectively, related to these annuities.

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

(in millions)	Original Accrued Costs	2004		Balance at December 31, 2004	2005		Balance at December 31, 2005
		Payments	Adjustments		Payments	Adjustments
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$71	$(43)	$(3)	$25	$(23)	$5	$7
Costs to exit leases	4	(1)	5	8	(3)	(1)	4
Other exit costs	4	(2)	—	2	(2)	—	—
Total included in the allocation of purchase price	79	(46)	2	35	(28)	4	11
Employee termination costs included in general and administrative expenses:
Commercial	33	(4)	(9)	20	(13)	—	7
Specialty	2	(1)	—	1	(2)	1	—
Personal	4	—	(1)	3	(2)	—	1
Total included in general and administrative expenses	39	(5)	(10)	24	(17)	1	8
Total restructuring costs	$118	$(51)	$(8)	$59	$(45)	$5	$19

20.                NONCASH INVESTING AND FINANCING ACTIVITIES

Remarketing of Senior Notes

In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $442 million. Each equity unit initially consisted of a forward purchase contract for the Company’s common stock, which matured in August 2005, and an unsecured $50 senior note of the Company (maturing in 2007). Total annual distributions on the equity units were at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. Holders of the equity units had the opportunity to participate in a required remarketing of the senior note component. The initial remarketing date was May 11, 2005. On that date, the notes were successfully remarketed, and the interest rate on the notes was reset to 5.01%, from 5.25%, effective May 16, 2005. The remarketed notes mature on August 16, 2007. There were no other significant noncash financing or investing activities during the year ended December 31, 2005.

There were no significant noncash financing or investing activities during the years ended December 31, 2004 and 2003, other than the acquisition of SPC in 2004 (see note 2).

21.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of December 31, 2005.

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

The amounts shown in the “TPC” and “Other Subsidiaries” columns in the following consolidating financial statements are not directly comparable between 2005 and 2004. During 2005, the Company combined the previously separate St. Paul Insurance Group and Travelers Property Casualty reinsurance pools, forming the new St. Paul Travelers Reinsurance Pool effective July 1, 2005, retroactive to January 1, 2005. As a result, the “TPC” and “Other Subsidiaries” columns of the consolidating financial statements for 2005 reflect the impact of allocations of revenues, losses and expenses made pursuant to the respective entities’ participation level in the newly combined pool.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the year ended December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$13,494	$6,847	$—	$—	$20,341
Net investment income	2,191	953	21	—	3,165
Fee income	661	3	—	—	664
Net realized investment gains (losses)	35	(21)	3	—	17
Other revenues	166	12	11	(11)	178
Total revenues	16,547	7,794	35	(11)	24,365
Claims and expenses
Claims and claim adjustment expenses	9,835	5,092	—	—	14,927
Amortization of deferred acquisition costs	2,038	1,214	—	—	3,252
General and administrative expenses	2,198	1,010	32	(11)	3,229
Interest expense	142	(2)	146	—	286
Total claims and expenses	14,213	7,314	178	(11)	21,694
Income (loss) from continuing operations before income taxes	2,334	480	(143)	—	2,671
Income tax expense (benefit)	565	72	(27)	—	610
Equity in earnings of subsidiaries, net of tax	—	—	2,215	(2,215)	—
Income (loss) from continuing operations	1,769	408	2,099	(2,215)	2,061
Discontinued operations
Operating loss, net of taxes	—	(82)	(581)	—	(663)
Gain on disposal, net of taxes	—	120	104	—	224
Income (loss) from discontinued operations	—	38	(477)	—	(439)
Net income	$1,769	$446	$1,622	$(2,215)	$1,622

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the year ended December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$13,682	$5,356	$—	$—	$19,038
Net investment income	2,063	594	6	—	2,663
Fee income	682	24	—	—	706
Net realized investment gains (losses)	175	(139)	(75)	—	(39)
Other revenues	130	53	3	(10)	176
Total revenues	16,732	5,888	(66)	(10)	22,544
Claims and expenses
Claims and claim adjustment expenses	9,266	6,173	—	—	15,439
Amortization of deferred acquisition costs	2,188	790	—	—	2,978
General and administrative expenses	1,955	942	52	(4)	2,945
Interest expense	143	—	99	(6)	236
Total claims and expenses	13,552	7,905	151	(10)	21,598
Income (loss) from continuing operations before income taxes	3,180	(2,017)	(217)	—	946
Income tax expense (benefit)	856	(715)	(72)	—	69
Equity in earnings (loss) of subsidiaries, net of tax	—	(1)	1,027	(1,026)	—
Minority interest, net of tax	10	—	—	—	10
Income (loss) from continuing operations	2,314	(1,303)	882	(1,026)	867
Discontinued operations
Operating income, net of taxes	—	15	73	—	88
Gain on disposal, net of taxes	—	—	—	—	—
Income from discontinued operations	—	15	73	—	88
Net income (loss)	$2,314	$(1,288)	$955	$(1,026)	$955

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,667 subject to securities lending and repurchase agreements) (amortized cost $58,616)	$37,582	$20,957	$444	$—	$58,983
Equity securities, at fair value (cost $538)	435	86	58	—	579
Real estate	7	745	—	—	752
Mortgage loans	107	38	—	—	145
Short-term securities	2,142	1,551	1,109	—	4,802
Other investments	1,701	1,235	90	—	3,026
Total investments	41,974	24,612	1,701	—	68,287
Cash	136	200	1	—	337
Investment income accrued	471	286	7	(3)	761
Premiums receivable	3,843	2,281	—	—	6,124
Reinsurance recoverables	14,966	4,608	—	—	19,574
Ceded unearned premiums	1,000	322	—	—	1,322
Deferred acquisition costs	1,218	309	—	—	1,527
Deferred tax asset	1,330	581	151	—	2,062
Contractholder receivables	4,422	1,094	—	—	5,516
Goodwill	2,412	1,030	—	—	3,442
Intangible assets	316	601	—	—	917
Investment in subsidiaries	—	—	23,708	(23,708)	—
Other assets	2,292	743	478	(195)	3,318
Total assets	$74,380	$36,667	$26,046	$(23,906)	$113,187
Liabilities
Claims and claim adjustment expense reserves	$41,213	$19,877	$—	$—	$61,090
Unearned premium reserves	7,418	3,509	—	—	10,927
Contractholder payables	4,422	1,094	—	—	5,516
Payables for reinsurance premiums	282	438	—	—	720
Debt	2,623	147	3,272	(192)	5,850
Other liabilities	4,297	2,017	471	(4)	6,781
Total liabilities	60,255	27,082	3,743	(196)	90,884
Shareholders’ equity
Preferred stock:
Savings Plan–convertible preferred stock (0.5 shares issued and outstanding)	—	—	153	—	153
Common stock (1,750.0 shares authorized; 694.6 shares issued; 693.4 shares outstanding)	—	745	18,179	(745)	18,179
Additional paid-in capital	9,916	7,724	—	(17,640)	—
Retained earnings	3,835	1,154	3,750	(4,989)	3,750
Accumulated other changes in equity from nonowner sources	398	(38)	351	(360)	351
Treasury stock, at cost (1.2 shares)	—	—	(47)	—	(47)
Unearned compensation	(24)	—	(83)	24	(83)
Total shareholders’ equity	14,125	9,585	22,303	(23,710)	22,303
Total liabilities and shareholders’ equity	$74,380	$36,667	$26,046	$(23,906)	$113,187

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,603 subject to securities lending and repurchase agreements) (amortized cost $53,017)	$34,347	$19,895	$32	$(5)	$54,269
Equity securities, at fair value (cost $687)	601	83	75	—	759
Real estate	2	771	—	—	773
Mortgage loans	148	43	—	—	191
Short-term securities	2,695	2,122	127	—	4,944
Other investments	2,151	1,220	61	—	3,432
Total investments	39,944	24,134	295	(5)	64,368
Cash	166	79	17	—	262
Investment income accrued	410	261	3	(3)	671
Premiums receivable	4,115	2,086	—	—	6,201
Reinsurance recoverables	11,058	7,996	—	—	19,054
Ceded unearned premiums	716	849	—	—	1,565
Deferred acquisition costs	1,033	526	—	—	1,559
Deferred tax asset	924	849	596	(171)	2,198
Contractholder receivables	3,986	1,643	—	—	5,629
Goodwill	2,412	1,152	—	—	3,564
Intangible assets	356	706	—	—	1,062
Net assets of discontinued operations	—	345	1,696	—	2,041
Investment in subsidiaries	—	—	22,042	(22,042)	—
Other assets	1,698	1,743	361	(730)	3,072
Total assets	$66,818	$42,369	$25,010	$(22,951)	$111,246
Liabilities
Claims and claim adjustment expense reserves	$35,796	$23,274	$—	$—	$59,070
Unearned premium reserves	7,162	4,148	—	—	11,310
Contractholder payables	3,986	1,643	—	—	5,629
Payables for reinsurance premiums	202	694	—	—	896
Debt	2,624	183	3,809	(303)	6,313
Other liabilities	4,784	2,445	—	(402)	6,827
Total liabilities	54,554	32,387	3,809	(705)	90,045
Shareholders’ equity
Preferred stock:
Savings Plan—convertible preferred stock (0.6 shares issued and outstanding)	—	29	193	(29)	193
Guaranteed obligation—Stock Ownership Plan	—	—	(5)	—	(5)
Common stock (1,750.0 shares authorized; 670.7 shares issued; 670.3 shares outstanding)	4	752	17,414	(756)	17,414
Additional paid-in capital	8,694	7,921	—	(16,615)	—
Retained earnings	2,774	1,235	2,744	(4,009)	2,744
Accumulated other changes in equity from nonowner sources	865	83	952	(948)	952
Treasury stock, at cost (0.4 shares)	(14)	—	(14)	14	(14)
Unearned compensation	(58)	—	(83)	58	(83)
Minority interest	(1)	(38)	—	39	—
Total shareholders’ equity	12,264	9,982	21,201	(22,246)	21,201
Total liabilities and shareholders’ equity	$66,818	$42,369	$25,010	$(22,951)	$111,246

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the year ended December 31, 2005 (1)

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (2)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,769	$446	$1,622	$(2,215)	$1,622
Net adjustments to reconcile net income to net cash provided by operating activities	859	309	(1,416)	2,215	1,967
Net cash provided by operating activities of continuing operations	2,628	755	206	—	3,589
Net cash provided by operating activities of discontinued operations	—	24	—	—	24
Net cash provided by operating activities	2,628	779	206	—	3,613

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	2,944	1,996	12	—	4,952
Mortgage loans	38	13	—	—	51
Proceeds from sales of investments:
Fixed maturities	3,095	1,918	179	—	5,192
Equity securities	343	60	—	—	403
Mortgage loans	—	—	—	—	—
Real estate	—	37	—	—	37
Purchases of investments:
Fixed maturities	(9,417)	(5,618)	(1,011)	—	(16,046)
Equity securities	(9)	(54)	—	—	(63)
Mortgage loans	—	—	—	—	—
Real estate	(7)	(42)	—	—	(49)
Short-term securities, (purchases) sales, net	553	571	(982)	—	142
Other investments, net	553	120	—	—	673
Securities transactions in course of settlement	(583)	(12)	—	—	(595)
Net proceeds from sale of discontinued operations	—	405	1,994	—	2,399
Other	(128)	(4)	—	—	(132)
Net cash provided by (used in) by investing activities of continuing operations	(2,618)	(610)	192	—	(3,036)
Net cash used in investing activities of discontinued operations	—	(20)	—	—	(20)
Net cash provided by (used in) investing activities	(2,618)	(630)	192	—	(3,056)

Cash flows from financing activities
Issuance of debt	—	—	400	—	400
Payment of debt	(4)	—	(811)	—	(815)
Issuance of common stock - maturity of equity unit forward contracts	—	—	442	—	442
Dividends to shareholders	—	—	(628)	—	(628)
Issuance of common stock-employee stock options	—	—	164	—	164
Treasury stock acquired-net employee stock-based compensation	—	—	(33)	—	(33)
Dividends received by (paid to) parent company	(860)	(85)	945	—	—
Capital contributions and loans between subsidiaries	824	66	(890)	—	—
Other	—	—	(3)	—	(3)
Net cash used in financing activities of continuing operations	(40)	(19)	(414)	—	(473)
Net cash used in financing activities of discontinued operations	—	4	—	—	4
Net cash used in financing activities	(40)	(15)	(414)	—	(469)

Effect of exchange rate changes on cash	—	(5)	—	—	(5)
Elimination of cash provided by discontinued operations	—	(8)	—	—	(8)
Net increase (decrease) in cash	(30)	121	(16)	—	75
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$136	$200	$1	$—	$337
Supplemental disclosure of cash flow information
Income taxes paid (received)	$961	$175	$(310)	$—	$826
Interest paid	$137	$6	$194	$—	$337

(1)          See note 3.

(2)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the year ended December 31, 2004 (1)

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (2)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,314	$(1,288)	$955	$(1,026)	$955
Net adjustments to reconcile net income to net cash provided by operating activities	1,608	2,943	(1,465)	1,025	4,111
Net cash provided by operating activities of continuing operations	3,922	1,655	(510)	(1)	5,066
Net cash provided by operating activities of discontinued operations	—	175	—	—	175
Net cash provided by (used in) operating activities	3,922	1,830	(510)	(1)	5,241

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	3,947	1,673	1	—	5,621
Mortgage loans	76	—	—	—	76
Proceeds from sales of investments:
Fixed maturities	4,381	3,564	—	—	7,945
Equity securities	182	63	20	—	265
Mortgage loans	40	21	—	—	61
Purchases of investments:
Fixed maturities	(9,863)	(6,659)	—	—	(16,522)
Equity securities	(55)	(38)	(1)	—	(94)
Mortgage loans	(55)	—	—	—	(55)
Real estate	—	(22)	—	—	(22)
Short-term securities, (purchases) sales, net	(556)	(1,271)	(87)	1	(1,913)
Other investments, net	571	311	—	—	882
Securities transactions in course of settlement	(877)	(231)	—	—	(1,108)
Net cash acquired in merger	(19)	167	—	—	148
Other	—	29	40	—	69
Net cash used in investing activities of continuing operations	(2,228)	(2,393)	(27)	1	(4,647)
Net cash used in investing activities of discontinued operations	—	(139)	—	—	(139)
Net cash used in investing activities	(2,228)	(2,532)	(27)	1	(4,786)

Cash flows from financing activities
Issuance of debt	—	—	302	—	302
Payment of debt	(54)	—	(173)	—	(227)
Issuance of common stock-employee stock options	43	—	68	—	111
Treasury stock acquired-net employee stock-based compensation	(22)	—	(1)	—	(23)
Dividends received by (paid to) parent company	(1,690)	(150)	1,840	—	—
Capital contributions and loans between subsidiaries	—	940	(940)	—	—
Dividends to shareholders	(81)	—	(561)	—	(642)
Repurchase of minority interest of subsidiary	(76)	—	—	—	(76)
Other	—	20	19	—	39
Net cash provided by (used in) financing activities of continuing operations	(1,880)	810	554	—	(516)
Net cash used in financing activities of discontinued operations	—	(24)	—	—	(24)
Net cash provided by (used in) financing activities	(1,880)	786	554	—	(540)

Effect of exchange rate changes on cash	—	7	—	—	7
Elimination of cash provided by discontinued operations	—	(12)	—	—	(12)
Net increase (decrease) in cash	(186)	79	17	—	(90)
Cash at beginning of period	352	—	—	—	352
Cash at end of period	$166	$79	$17	$—	$262
Supplemental disclosure of cash flow information
Income taxes paid (received)	$747	$78	$(219)	$—	$606
Interest paid	$138	$6	$142	$—	$286

(1)          See note 3.

(2)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

22.                SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2005 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,105	$6,037	$6,042	$6,181	$24,365
Total expenses	4,917	4,743	6,050	5,984	21,694
Income (loss) from continuing operations before income taxes	1,188	1,294	(8)	197	2,671
Income tax expense (benefit)	311	363	(83)	19	610
Income from continuing operations	877	931	75	178	2,061
Income (loss) from discontinued operations	(665)	138	87	1	(439)
Net income	$212	$1,069	$162	$179	$1,622
Net income per share:(1)
Basic	$0.31	$1.59	$0.24	$0.26	$2.39
Diluted	0.31	1.52	0.23	0.26	2.33

2004 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$4,127	$6,060	$6,129	$6,228	$22,544
Total expenses	3,310	6,601	5,765	5,922	21,598
Income (loss) from continuing operations before income taxes and minority interest	817	(541)	364	306	946
Income tax expense (benefit)	227	(239)	48	33	69
Minority interest, net of tax	3	—	5	2	10
Income (loss) from continuing operations	587	(302)	311	271	867
Income from discontinued operations	—	27	29	32	88
Net income (loss)	$587	$(275)	$340	$303	$955
Net income (loss) per share:(1)
Basic	$1.35	$(0.42)	$0.51	$0.45	$1.56
Diluted	1.31	(0.42)	0.50	0.44	1.53

(1)                   Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year. Historical earnings per share data for the first quarter of 2004 were restated to reflect the impact of the merger with SPC.

Item 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.                           CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result of the merger of SPC and TPC, the Company made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2004 and continuing through 2005. The changes involved combining the financial reporting process and the attendant personnel and system changes. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company’s accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company’s Audit Committee.

The Company’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of December 31, 2005. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting is effective at December 31, 2005, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The St. Paul Travelers Companies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The St. Paul Travelers Companies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Paul Travelers Companies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The St. Paul Travelers Companies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The St. Paul Travelers Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

	/s/	KPMG LLP
KPMG LLP

Minneapolis, Minnesota
February 27, 2006

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10.                             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

Set forth below is information concerning the Company’s executive officers as of February 27, 2006.

Name	Age	Office
Jay S. Fishman	53	Chairman of the Board of Directors, Chief Executive Officer and President
Jay S. Benet	53	Vice Chairman and Chief Financial Officer
Irwin R. Ettinger	67	Vice Chairman
William H. Heyman	57	Vice Chairman and Chief Investment Officer
Brian W. MacLean	52	Executive Vice President and Chief Operating Officer
Andy F. Bessette	52	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	50	Executive Vice President and General Counsel
Doreen Spadorcia	48	Executive Vice President – Claim
Joseph P. Lacher, Jr.	36	Executive Vice President – Personal

Jay S. Fishman, 53, has been Chairman since September 2005 and Chief Executive Officer and President of the Company since joining SPC in October 2001. He held the additional title of Chairman of SPC from October 2001 until the Merger. Prior to October 2001, Mr. Fishman was Chief Operating Officer of finance and risk for Citigroup Inc, where he was responsible for coordinating all risk and financial functions throughout that company. He was also then serving as Chief Executive Officer and President of TIGHI (since 1998) and as Chairman (from March 2000 to January 2001), and as head of Citigroup’s global insurance businesses and the consumer business in Japan and Western Europe. Mr. Fishman held several key executive posts at Primerica, Travelers and Citigroup from 1989 to October 2001.

Jay S. Benet, 53, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup’s Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

Irwin R. Ettinger, 67, has been Vice Chairman of the Company since the Merger. Prior to that time, he was Vice Chairman of TPC since June 2002. Mr. Ettinger served as the Chief Accounting and Tax Officer for Citigroup from 1998 to May 2002 and held other positions of increasing responsibility since joining Citigroup in 1987. He joined Citigroup from Arthur Young & Co. (now Ernst & Young) where he was a partner for 18 years.

William H. Heyman, 57, has been Vice Chairman since May 2005, and before that, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held the same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively, a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

Brian W. MacLean, 52, has been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial. He joined TIGHI in 1988.

Andy F. Bessette, 52, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was vice president of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

Kenneth F. Spence, III, 50, has been Executive Vice President and General Counsel of the Company since August 2004. From the date of the Merger until August 2004, Mr. Spence served in several leadership positions in the Company’s Legal Services group, and from April 1998 until the Merger, in SPC’s Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC’s merger with USF&G Corporation, where he had served as legal counsel.

Doreen Spadorcia, 48, has been Executive Vice President – Claim, since March 2, 2005. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

Joseph P. Lacher, Jr., 36, has been Executive Vice President of Personal for the Company since January 2005 and prior to that, he had been Senior Vice President of the Company in charge of those operations. Prior to the Merger, he was Executive Vice President – Personal for TPC. Before that, he was Senior Vice President of Product & Actuarial for TPC’s Personal insurance operations since April 2001. Mr. Lacher was Senior Vice President of Personal Strategic Distribution for TIGHI from April 1999 to April 2001, and from April 1996 to April 1999, he was Chief Financial Officer of Select Accounts. Mr. Lacher joined TIGHI in 1991.

The “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2006 is incorporated herein by reference.

The “Election of Directors — Nominees for Election as Directors” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 3, 2006 is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company’s internet website at www.stpaultravelers.com.  If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or any person performing similar functions, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

Item 11.                             EXECUTIVE COMPENSATION

The “Executive Compensation” section and the “Election of Directors—Non-Employee Director Compensation” sections of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2006, are incorporated herein by reference.

Item 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The “Share Ownership Information” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2006, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2005 regarding the Company’s equity compensation plans. The only plan pursuant to which the company may make equity grants is The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan) that was approved by shareholders at the Company’s 2004 annual meeting on July 28, 2004. Any equity compensation plan of either SPC or TPC that existed prior to the merger had either terminated or otherwise could not be used for additional equity grants after the 2004 Incentive Plan was approved. However, equity grants that were outstanding under these plans were not affected by the plans’ terminations or inability to issue additional equity grants. In addition, certain stock options were granted previously under The St. Paul Companies, Inc. Amended and Restated 1994 Stock Incentive Plan (the 1994 St. Paul Plan) and the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the Travelers Stock Plan) that allowed the option holder to use the reload method of option exercise. These option holders may continue to use the reload exercise method, and any reload options granted as a result will be issued under the 1994 St. Paul Plan or Travelers Stock Plan, respectively.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	43,250,915	$41.64 per share	33,574,081	(3)
Equity compensation plans not approved by security holders(2)	489,155	$40.52 per share	—
Total	43,740,070	$41.63 per share	33,574,081	(3)

(1)                   In addition to the 2004 Incentive Plan, these numbers also include the 1994 St. Paul Plan, the St. Paul Global Stock Option Plan, certain plans for St. Paul’s United Kingdom and Ireland employees, the Travelers Stock Plan, and any other plan approved by the respective shareholders of SPC and TPC prior to the merger. Includes shares underlying stock options under the plans described above. The options granted under the Travelers Stock Plan were converted to stock options to purchase Company common stock in connection with the merger. The weighted average exercise price in column (b) of the table reflects all such stock options. Shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options.

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

(3)                   These are shares available for grant as of December 31, 2005 under the 2004 Incentive Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, restricted stock and stock appreciation rights. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan and, to the extent such shares have become available as of December 31, 2005, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan, the 1994 St. Paul Plan and the Travelers Stock Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

Except for shares delivered to or retained in the Travelers Stock Plan in connection with the withholding of taxes applicable to the exercise of outstanding options that have reload features, the provisions of the preceding paragraph that result in shares becoming available for future grants under the 2004 Incentive Plan also apply to any awards granted under the 1994 St. Paul Plan and the Travelers Stock Plan that were outstanding on the effective date of the 2004 Incentive Plan.

In April 1998, SPC merged with USF&G Corporation (“USF&G”), and the outstanding options to purchase USF&G stock were converted into options to purchase SPC’s common stock. On December 31, 2005, 309,422 shares were subject to outstanding options pursuant to that conversion (with a weighted average exercise price of $41.80) related to plans that had not been approved by USF&G shareholders prior to the merger. No additional options could be granted under those plans subsequent to the April 1998 merger. These options are not included in the preceding table.

Item 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Certain Relationships and Related Transactions” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2006, is incorporated herein by reference.

Item 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Audit and Non-Audit Fees” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2006, is incorporated herein by reference.

PART IV

Item 15.                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of the report:

(1)                  Financial Statements. See Index to Consolidated Financial Statements on page 110 hereof.

(2)                  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 199 hereof.

(3)                  Exhibits:

See Exhibit Index on pages 207-210 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Registrant)

Date: February 27, 2006	By	/s/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date

By	/S/ JAY S. FISHMAN	Director, Chairman, Chief Executive Officer and President	February 27, 2006
	Jay S. Fishman	(Principal Executive Officer)

By	/S/ JAY S. BENET	Vice Chairman and Chief Financial Officer (Principal	February 27, 2006
	Jay S. Benet	Financial Officer)

By	/S/ DOUGLAS K. RUSSELL	Senior Vice President, Corporate Controller and Treasurer	February 27, 2006
	Douglas K. Russell	(Principal Accounting Officer)

By	*	Director	February 27, 2006
John H. Dasburg

By	*	Director	February 27, 2006
Leslie B. Disharoon

By	*	Director	February 27, 2006
Janet M. Dolan

By	*	Director	February 27, 2006
Kenneth M. Duberstein

By	*	Director	February 27, 2006
Lawrence G. Graev

By	*	Director	February 27, 2006
Thomas R. Hodgson

By	*	Director	February 27, 2006
Robert I. Lipp

By	*	Director	February 27, 2006
Blythe J. McGarvie

By	*	Director	February 27, 2006
Glen D. Nelson, M.D.

By	*	Director	February 27, 2006
Clarence Otis, Jr.

By	*	Director	February 27, 2006
Laurie J. Thomsen

*By	/S/ BRUCE A. BACKBERG	February 27, 2006
Bruce A. Backberg, Attorney-in-fact

*                          See index on page 110.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The St. Paul Travelers Companies, Inc.:

Under date of February 27, 2006, we reported on the consolidated balance sheet of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota

February 27, 2006

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED STATEMENT OF INCOME (LOSS)

For the period ended December 31,*	2005	2004	2003
Revenues
Net investment income	$21	$6	$2
Net realized investment gains (losses)	3	(75)	—
Other revenues	11	3	8
Total revenues	35	(66)	10
Expenses
Interest	146	99	107
Other	32	52	4
Total expenses	178	151	111
Loss from continuing operations before income taxes and equity in net income of subsidiaries	(143)	(217)	(101)
Income tax benefit	(27)	(72)	(36)
Loss from continuing operations before equity in net income of subsidiaries	(116)	(145)	(65)
Equity in net income of subsidiaries, net of minority interest	2,215	1,027	1,761
Income from continuing operations	2,099	882	1,696
Discontinued operations	(477)	73	—
Net income	$1,622	$955	$1,696

*         Data for 2005 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the year ended December 31, 2005.  Data for 2004 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the nine-month period from the merger date of April 1, 2004 through December 31, 2004. Data for 2003 represents historical data for Travelers Property Casualty Corp. (parent company only) for the twelve months ended December 31, 2003.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED BALANCE SHEET

At December 31,	2005	2004
Assets
Fixed maturities	$444	$32
Equity securities	58	75
Short-term securities	1,109	127
Net assets of discontinued operations	—	1,696
Investment in subsidiaries at equity	23,708	22,042
Other assets	727	1,038
Total assets	$26,046	$25,010
Liabilities
Debt	$3,272	$3,809
Other liabilities	471	—
Total liabilities	3,743	3,809
Shareholders’ equity
Preferred stock:
Savings Plan—convertible preferred stock (0.5 shares and 0.6 shares issued and outstanding)	153	193
Guaranteed obligation—Stock Ownership Plan	—	(5)
Common stock (1,750.0 shares authorized, 694.6 and 670.7 shares issued; 693.4 and 670.3 shares outstanding)	18,179	17,414
Retained earnings	3,750	2,744
Accumulated other changes in equity from nonowner sources	351	952
Treasury stock, at cost (1.2 and 0.4 shares)	(47)	(14)
Unearned compensation	(83)	(83)
Total shareholders’ equity	22,303	21,201
Total liabilities and shareholders’ equity	$26,046	$25,010

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the period ended December 31,*	2005	2004	2003
Cash flows from operating activities
Net income	$1,622	$955	$1,696
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,215)	(1,027)	(1,761)
Loss from discontinued operations, net of tax	477	—	—
Dividends received from consolidated subsidiaries	945	1,880	761
Capital contributed to subsidiaries	(890)	(940)	(1,445)
Deferred federal income tax expense	549	259	67
Change in income taxes payable	(234)	(389)	(36)
Recoveries from former affiliate	—	—	361
Net transfer of pension asset and post-retirement liability	—	(247)	—
Other	7	(61)	31
Net cash provided by (used in) operating activities	261	430	(326)
Cash flows from investing activities
Net purchases of short-term securities	(982)	(87)	(180)
Other investments, net	(820)	20	—
Net proceeds from the sale of discontinued operations	1,994	—	—
Net cash provided by (used in) investing activities	192	(67)	(180)
Cash flows from financing activities
Issuance of debt	400	302	1,382
Payment of debt	(811)	(173)	(550)
Issuance of common stock-maturity of equity unit forward contracts	442	—	—
Dividends to shareholders	(628)	(561)	(282)
Treasury stock acquired—net employee stock-based compensation	(33)	(1)	(18)
Treasury stock purchased	—	—	(40)
Issuance of common stock-employee stock options	164	68	40
Payment of dividend on subsidiary’s preferred stock	—	—	(5)
Transfer of employee benefit obligations to former affiliates	—	—	(22)
Other	(3)	19	—
Net cash provided by (used in) financing activities	(469)	(346)	505
Net increase (decrease) in cash	(16)	17	(1)
Cash at beginning of period	17	—	2
Cash at end of period	$1	$17	$1

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$310	$219	$85
Cash paid during the year for interest	$194	$142	$82

*         Data for 2005 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the year ended December 31, 2005. Data for 2004 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the nine-month period from the merger date of April 1, 2004 through December 31, 2004.  Data for 2003 represents historical data for Travelers Property Casualty Corp. (parent company only) for the twelve months ended December 31, 2003.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Insurance Information

2003-2005

(in millions)

Segment	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Premium Revenue	Net Investment Income (a)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses (b)	Premiums Written
2005
Commercial	$556	$44,154	$4,612	$8,574	$1,944	$7,448	$1,252	$1,656	$8,429
Specialty	482	12,549	3,335	5,739	757	3,728	952	893	5,729
Personal	489	4,304	2,980	6,028	457	3,751	1,048	665	6,228
Total—Reportable Segments	1,527	61,007	10,927	20,341	3,158	14,927	3,252	3,214	20,386
Other	—	83	—	—	7	—	—	301	—
Consolidated	$1,527	$61,090	$10,927	$20,341	$3,165	$14,927	$3,252	$3,515	$20,386
2004
Commercial	$621	$43,669	$5,026	$8,816	$1,728	$7,524	$1,245	$1,581	$8,311
Specialty	490	11,712	3,528	4,642	487	4,660	792	779	4,771
Personal	448	3,603	2,756	5,580	442	3,255	941	536	5,929
Total—Reportable Segments	1,559	58,984	11,310	19,038	2,657	15,439	2,978	2,896	19,011
Other	—	86	—	—	6	—	—	285	—
Consolidated	$1,559	$59,070	$11,310	$19,038	$2,663	$15,439	$2,978	$3,181	$19,011
2003
Commercial	$470	$28,746	$3,958	$6,552	$1,324	$5,170	$971	$990	$6,862
Specialty	119	2,428	714	1,171	183	613	213	222	1,258
Personal	376	3,300	2,439	4,822	361	3,335	800	420	5,081
Total—Reportable Segments	965	34,474	7,111	12,545	1,868	9,118	1,984	1,632	13,201
Other	—	99	—	—	1	—	—	176	—
Consolidated	$965	$34,573	$7,111	$12,545	$1,869	$9,118	$1,984	$1,808	$13,201

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

SCHEDULE V

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in millions)

	Balance at beginning of period	Charged to costs and expenses (1)	Charged to other accounts (2)	Deductions (3)	Balance at end of period
2005
Reinsurance recoverables	$751	$57	$—	$4	$804
Allowance for uncollectible:
Agency loans	$2	$1	$—	$—	$3
Premiums receivable from underwriting activities	$132	$41	$(14)	$54	$105
Deductibles	$101	$(2)	$14	$20	$93
2004
Reinsurance recoverables	$386	$331	$—	$(34)	$751
Allowance for uncollectible:
Agency loans	$—	$1	$1	$—	$2
Premiums receivable from underwriting activities	$80	$113	$—	$61	$132
Deductibles	$28	$92	$—	$19	$101
2003
Reinsurance recoverables	$329	$—	$94	$37	$386
Allowance for uncollectible:
Premiums receivable from underwriting activities	$78	$37	$—	$35	$80
Deductibles	$27	$4	$—	$3	$28

(1)                   Includes balances acquired in the merger and accounting conformity adjustments.

(2)                   Charged to claims and claim adjustment expenses in the consolidated statement of income (loss).

(3)                   Credited to the related asset account. Amount in 2004 includes a $62 million addition related to the commutation of certain reinsurance agreements, offset by $28 million of deductions.

SCHEDULE VI

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Information Concerning Property-Casualty Insurance Operations (1)

2003-2005

(in millions)

Affiliation with Registrant (2)	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Discount from reserves for unpaid claims	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and claim adjustment expenses incurred related to:		Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses	Premiums written
							Current year	Prior Year
2005	$1,527	$61,007	$1,070	$10,927	$20,341	$3,165	$14,450	$260	$3,252	$13,098	$20,386
2004	$1,559	$58,984	$1,037	$11,310	$19,038	$2,663	$12,855	$2,399	$2,978	$11,551	$19,011
2003	$965	$34,474	$967	$7,111	$12,545	$1,869	$8,554	$390	$1,984	$8,157	$13,201

(1)                  Excludes accident and health insurance business.

(2)                  Consolidated property-casualty insurance operations.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

3.2	Amended and Restated Bylaws of the Company, effective as of February 7, 2006, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2006, and are incorporated herein by reference.

10.1

Trademark License Agreement dated as of August 19, 2002, by and between TPC and The Travelers Insurance Company, was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.2

Revolving Credit Agreement, dated June 10, 2005, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2005 and is incorporated herein by reference.

10.3

Repurchase Agreement, dated March 29, 2005, between the Company and Nuveen Investments, Inc. was filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005 and is incorporated herein by reference.

10.4

Separation Agreement, dated April 1, 2005, between the Company and Nuveen Investments, Inc. was filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2005 and is incorporated herein by reference.

10.5

Forward Sale Agreement, dated April 6, 2005, among the Company, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith, as agent and collateral agent, was filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

10.6

Forward Sale Agreement, dated April 6, 2005, among the Company, Morgan Stanley & Co. International Limited and Morgan Stanley & Co. Incorporated, as agent and collateral agent, was filed as Exhibit 10.3 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

10.7

Indemnity Agreement, dated April 6, 2005, among the Company, Nuveen Investments, Inc., Merrill Lynch & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Merrill Lynch International Limited was filed as Exhibit 10.4 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

10.8

Indemnity Agreement, dated April 6, 2005, among the Company, Nuveen Investments, Inc., Morgan Stanley, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. International Limited was filed as Exhibit 10.5 to the Company’s Form 8-K filed on April 12, 2005 and is incorporated herein by reference.

10.9*

Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2004, and is incorporated herein by reference.

10.10*

Amendment to Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference.

10.11*

Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp, dated as of November 16, 2003 was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.12*

Assignment and Assumption Agreement dated as of April 1, 2004 by and between TPC, as the assignor, and the Company, as assignee, relating to the Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp was filed as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, and is incorporated herein by reference.

10.13*

Letter Agreement between William H. Heyman and the Company, dated April 27, 2005, was filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.14*

Letter Agreement between William H. Heyman and the Company, dated April 27, 2005, was filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.15*

The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2005, and is incorporated herein by reference.

10.16*

The St. Paul Travelers Companies, Inc. Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.17*

The St. Paul Travelers Companies, Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.

10.18*†	Form of Stock Option Grant Notification and Agreement is filed herewith.

10.19*†	Form of Restricted Stock Award Notification and Agreement is filed herewith.

10.20*†	Form of Performance Share Award Notification and Agreement is filed herewith.

10.21*

Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.22*	Non-Employee Director Annual Equity Grant Notification and Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2005, and is incorporated herein by reference.

10.23*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.24*	The SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

10.25*	The SPC Directors’ Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.26*	The SPC Amended and Restated Special Severance Policy was filed as Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.

10.27*

The Amendment to the SPC Amended and Restated Special Severance Policy was filed as Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.28*

The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.

10.29*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

10.30*	The SPC Directors’ Deferred Compensation Plan was filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

10.31*

The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and are incorporated herein by reference.

10.32*

TPC Compensation Plan for Non-Employee Directors as amended on January 22, 2004 was filed as Exhibit 10.16 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

10.33*

TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.34*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.35*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.36*

The St. Paul Travelers Companies, Inc. Deferred Compensation Plan effective December 1, 2004 was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.

10.37*

The Company’s Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.38

Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.39*†	The St. Paul Travelers Companies, Inc. Severance Plan is filed herewith.

10.40*

Form of Non-Solicitation and Non-Disclosure Agreement, amending The St. Paul Travelers Companies, Inc.  Severance Plan, was filed as Exhibit 99 to the Company’s Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

21.1†	Subsidiaries of the Company is filed herewith.

23.1†

Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-24575, No. 33-49273, No. 33-56987, No. 333-01065, No. 333-22329, No. 333-25203, No. 333-28915, No. 333-50941, No. 333-50943, No. 333-67983, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-65728, No. 333-84740, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998 and No. 333-128026) and Forms S-3 (SEC File No. 333-92466, No. 333-92466-01, No. 333-98525, No. 333-98525-01 and No. 333-130323) is filed herewith.

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