Form 10-Q
period 2006-03-31
ST PAUL TRAVELERS COMPANIES INC
filed 2006-05-04
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 27, 2006 was 696,254,414.

The St. Paul Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2006

Item 1. FINANCIAL STATEMENTS

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

For the three months ended March 31,	2006	2005
Revenues
Premiums	$4,991	$5,119
Net investment income	875	765
Fee income	150	171
Net realized investment losses	(6)	—
Other revenues	40	50
Total revenues	6,050	6,105
Claims and expenses
Claims and claim adjustment expenses	3,042	3,223
Amortization of deferred acquisition costs	800	810
General and administrative expenses	794	813
Interest expense	76	71
Total claims and expenses	4,712	4,917
Income from continuing operations before income taxes	1,338	1,188
Income tax expense	332	311
Income from continuing operations	1,006	877
Loss from discontinued operations, net of taxes	—	(665)
Net income	$1,006	$212
Basic earnings per share
Income from continuing operations	$1.45	$1.31
Loss from discontinued operations	—	(1.00)
Net income	$1.45	$0.31
Diluted earnings per share
Income from continuing operations	$1.41	$1.25
Loss from discontinued operations	—	(0.94)
Net income	$1.41	$0.31
Weighted average number of common shares outstanding:
Basic	692.2	668.1
Diluted	720.8	709.1

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $2,332 and $2,667 subject to securities lending and repurchase agreements) (amortized cost $60,053 and $58,616)	$59,725	$58,983
Equity securities, at fair value (cost $510 and $538)	550	579
Real estate	751	752
Mortgage loans	135	145
Short-term securities	4,785	4,802
Other investments	3,062	3,026
Total investments	69,008	68,287
Cash	373	337
Investment income accrued	751	761
Premiums receivable	6,014	6,124
Reinsurance recoverables	19,182	19,574
Ceded unearned premiums	1,638	1,322
Deferred acquisition costs	1,563	1,527
Deferred tax asset	2,103	2,062
Contractholder receivables	5,510	5,516
Goodwill	3,453	3,442
Intangible assets	875	917
Other assets	2,906	3,318
Total assets	$113,376	$113,187
Liabilities
Claims and claim adjustment expense reserves	$60,703	$61,090
Unearned premium reserves	11,031	10,927
Contractholder payables	5,510	5,516
Payables for reinsurance premiums	1,009	720
Debt	5,839	5,850
Other liabilities	6,447	6,781
Total liabilities	90,539	90,884
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares and 0.5 shares issued and outstanding)	146	153
Common stock (1,750.0 shares authorized; 696.2 and 693.4 shares issued and outstanding)	18,192	18,096
Retained earnings	4,594	3,750
Accumulated other changes in equity from nonowner sources	(25)	351
Treasury stock, at cost (1.6 and 1.2 shares)	(70)	(47)
Total shareholders’ equity	22,837	22,303
Total liabilities and shareholders’ equity	$113,376	$113,187

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2006	2005
Convertible preferred stock—savings plan
Balance, beginning of year	$153	$193
Redemptions during period	(7)	(14)
Balance, end of period	146	179
Guaranteed obligation—stock ownership plan
Balance, beginning of year	—	(5)
Principal payments	—	5
Balance, end of period	—	—
Total preferred shareholders’ equity	146	179
Common stock
Balance, beginning of year	18,096	17,331
Net shares issued under employee share-based compensation plans	42	48
Compensation amortization under share-based plans, and other	54	20
Balance, end of period	18,192	17,399
Retained earnings
Balance, beginning of year	3,750	2,744
Net income	1,006	212
Dividends	(161)	(150)
Minority interest and other	(1)	12
Balance, end of period	4,594	2,818
Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	351	952
Change in net unrealized gain on investment securities	(388)	(590)
Net change in unrealized foreign currency translation and other changes	12	(4)
Balance, end of period	(25)	358
Treasury stock (at cost)
Balance, beginning of year	(47)	(14)
Net shares reacquired related to employee share-based compensation plans	(23)	(8)
Balance, end of period	(70)	(22)
Total common shareholders’ equity	22,691	20,553
Total shareholders’ equity	$22,837	$20,732
Common shares outstanding
Balance, beginning of year	693.4	670.3
Net shares issued under employee share-based compensation plans	2.8	3.3
Balance, end of year	696.2	673.6
Summary of changes in equity from nonowner sources
Net income	$1,006	$212
Other changes in equity from nonowner sources, net of tax	(376)	(594)
Total changes in equity from nonowner sources	$630	$(382)

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2006	2005 (1)
Cash flows from operating activities
Net income	$1,006	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	665
Net realized investment losses	6	—
Depreciation and amortization	197	150
Deferred federal income tax expense on continuing operations	159	110
Amortization of deferred policy acquisition costs	800	810
Premiums receivable	110	92
Reinsurance recoverables	636	228
Deferred acquisition costs	(836)	(808)
Claims and claim adjustment expense reserves	(1,137)	(433)
Unearned premium reserves	103	(148)
Trading account activities	4	—
Excess tax benefits from share-based payment arrangements	(5)	—
Other	(481)	150
Net cash provided by operating activities of continuing operations	562	1,028
Net cash provided by operating activities of discontinued operations	—	24
Net cash provided by operating activities	562	1,052
Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	1,571	1,073
Mortgage loans	6	5
Proceeds from sales of investments:
Fixed maturities	1,320	1,052
Equity securities	94	39
Purchases of investments:
Fixed maturities	(3,983)	(4,175)
Equity securities	(47)	(21)
Real estate	(8)	(8)
Short-term securities sales, net	67	980
Other investments, net	148	228
Securities transactions in course of settlement	490	195
Other	(38)	—
Net cash used in investing activities of continuing operations	(380)	(632)
Net cash used in investing activities of discontinued operations	—	(20)
Net cash used in investing activities	(380)	(652)
Cash flows from financing activities
Payment of debt	(4)	(2)
Dividends to shareholders	(161)	(150)
Issuance of common stock-employee share options	32	32
Excess tax benefits from share-based payment arrangements	5	—
Treasury stock acquired—net employee share-based compensation	(16)	(8)
Other	(2)	13
Net cash used in financing activities of continuing operations	(146)	(115)
Net cash provided by financing activities of discontinued operations	—	4
Net cash used in financing activities	(146)	(111)
Effect of exchange rate changes on cash	—	(2)
Elimination of cash provided by discontinued operations	—	(8)
Net increase in cash	36	279
Cash at beginning of period	337	262
Cash at end of period	$373	$541
Supplemental disclosure of cash flow information
Income taxes paid (received)	$(5)	$14
Interest paid	$85	$93

(1)  See note 2.

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K.

In March 2005, the Company and Nuveen Investments, Inc. (Nuveen Investments), the Company’s asset management subsidiary, jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments. The Company completed the divestiture through a series of transactions in the second and third quarters of 2005. The Company’s share of Nuveen Investments’ results prior to divestiture was classified as discontinued operations on the consolidated statement of income. See note 2.

Adoption of New Accounting Standards

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R), an amendment to FAS 123, Accounting for Stock-Based Compensation, and a replacement of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and to recognize that cost over the requisite service period.

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

In addition, the accounting for certain grants of equity awards to individuals who are retirement-eligible on the date of grant has been clarified. FAS 123R states that an employee’s share-based award becomes vested at the date that the employee’s right to receive or retain equity shares is no longer contingent on the satisfaction of a market, performance or service condition. Accordingly, awards granted to retirement-eligible employees are not contingent on satisfying a service condition and therefore are recognized at fair value on the date of the grant. Additionally, the period over which cost is recognized for awards granted to those who become retirement-eligible before the vesting date, will be from the grant date to the retirement-eligible date rather than to the vesting date. This guidance is to be applied prospectively to new or modified awards granted upon adoption of FAS 123R.

The Company adopted FAS 123R effective January 1, 2006 using modified prospective application. The following summarizes the impact of the adoption of FAS 123R:

a)   The unrecognized pretax compensation cost of $9 million relating to the portion of awards granted prior to the Company’s adoption of FAS 123 (January 1, 2003) which remained unvested and outstanding on the date of adoption of FAS 123R will be recognized in compensation expense over the remaining requisite service period (approximately 15 months).

b)   To the extent there is no performance condition or continued obligation to perform service, compensation cost related to new awards granted to retiree eligible employees or to employees that become retirement-eligible before an award’s vesting date will be recognized from the grant date to the retiree eligible date. Prior to the adoption of 123R, the Company had recognized these costs over the vesting period. This change in accounting policy is effective for awards granted after December 31, 2005. The impact on the current period for costs associated with awards granted under the previous policy was not material.

c)   The requirement to report unearned compensation as contra-equity in the consolidated balance sheet was eliminated. Accordingly, the Company’s unearned compensation balances were reclassified to common stock for all periods presented.

FAS 154 - Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (FAS 154), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement of Financial Accounting Standards No. 3, Reporting Changes in Interim Financial Statements. FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of December 15, 2005. The adoption of FAS 154 had no impact on the Company’s results of operations, financial condition or liquidity.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. It requires the establishment of a new cost basis subsequent to the recognition of an other-than-temporary impairment and certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company had previously implemented these requirements. Therefore, the adoption of the FSP had no impact on the Company’s results of operations, financial condition or liquidity.

Accounting Standards Not Yet Adopted

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect the impact of adopting SOP 05-1 will have a significant effect on its results of operations, financial condition or liquidity.

Accounting Policies

Reinsurance to Close

Under the accounting conventions used by Lloyd’s members, each underwriting account is normally kept open for three years and the underwriting results determined at the end of the third year when the account is closed, normally by reinsurance into the following year of account. When a year of account is closed, a reinsurance contract (the “reinsurance to close” or RITC) is entered into with a subsequent year of account in consideration for which all subsequent underwriting transactions resulting from the closing year and all previous years reinsured therein are brought forward to (accepted by) the subsequent year of account. The RITC, which is calculated by the underwriter and approved by the managing agent, comprises an estimate of all net outstanding liabilities of the closing year and all previous years.

The amount of the assets received in an RITC is equal to the accepted claims including IBNR and is undiscounted for the time value of money. Accordingly, there is no gain or loss at the time the assets and liabilities are acquired and recognized by the subsequent year of account. In addition, there is no impact on reported premiums and losses as a result of an RITC transaction.

Treasury Stock

Treasury stock represents the cost of common stock repurchased by the Company, which stock represents authorized and unissued shares of the Company under the Minnesota Business Corporation Act.

2.                           DISCONTINUED OPERATIONS

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments. The divestiture was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion.

Nuveen Investments’ revenue, derived primarily from asset management fees, totaled $137 million for the three months ended March 31, 2005. The Company’s share of Nuveen Investments’ pretax income, net of minority interest, for the three months ended March 31, 2005 was $51 million. The Company recorded a net loss from discontinued operations of $665 million in the first quarter of 2005, primarily consisting of $687 million of tax expense due to the difference between the tax basis and GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ first quarter 2005 net income.

For the first quarter of 2005, the Company has separately disclosed the operating, investing and financing cash flows attributable to its discontinued operations (Nuveen Investments), which previously were reported as components of cash flows from continuing operations.

3.                       SEGMENT INFORMATION

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

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(at and for the three months ended March 31, in millions)	Commercial	Specialty	Personal	Total Reportable Segments
2006 Revenues
Premiums	$2,030	$1,401	$1,560	$4,991
Net investment income	517	222	134	873
Fee income	139	11	—	150
Other revenues	6	6	24	36
Total operating revenues (1)	$2,692	$1,640	$1,718	$6,050
Operating income (1)	$535	$257	$240	$1,032
Assets	$73,922	$26,230	$12,466	$112,618

2005 Revenues
Premiums	$2,204	$1,456	$1,459	$5,119
Net investment income	480	170	109	759
Fee income	163	8	—	171
Other revenues	15	12	24	51
Total operating revenues (1)	$2,862	$1,646	$1,592	$6,100
Operating income (1)	$448	$173	$285	$906
Assets	$72,187	$25,057	$10,817	$108,061

(1)                   Operating revenues exclude net realized investment gains (losses) and revenues from discontinued operations. Operating income equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

Business Segment Reconciliations

(for the three months ended March 31, in millions)	2006	2005
Revenue reconciliation
Earned premiums
Commercial:
Commercial multi-peril	$735	$670
Workers’ compensation	388	419
Commercial automobile	389	436
Property	336	373
General liability	180	286
Other	2	20
Total Commercial	2,030	2,204

Specialty:
General liability	529	446
Fidelity and surety	260	308
Workers’ compensation	120	120
Commercial automobile	91	119
Property	129	94
Commercial multi-peril	10	65
International	262	304
Total Specialty	1,401	1,456

Personal:
Automobile	872	840
Homeowners and other	688	619
Total Personal	1,560	1,459
Total earned premiums	4,991	5,119
Net investment income	873	759
Fee income	150	171
Other revenues	36	51
Total operating revenues for reportable segments	6,050	6,100
Interest Expense and Other	6	5
Net realized investment losses	(6)	—
Total consolidated revenues	$6,050	$6,105

Income reconciliation, net of tax
Total operating income for reportable segments	$1,032	$906
Interest Expense and Other	(21)	(47)
Total operating income from continuing operations	1,011	859
Net realized investment gains (losses)	(5)	18
Total income from continuing operations	1,006	877
Discontinued operations	—	(665)
Total consolidated net income	$1,006	$212

(at March 31, in millions)	2006	2005
Asset reconciliation
Total assets for reportable segments	$112,618	$108,061
Net assets of discontinued operations	—	2,071
Other assets (1)	758	618
Total consolidated assets	$113,376	$110,750

(1)                   The primary components of other assets in 2006 and 2005 were prepaid pension cost, deferred taxes and goodwill.

4.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

(at March 31, 2006, in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$8,030	$41	$201	$7,870
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,439	9	54	3,394
Obligations of states, municipalities and political subdivisions	32,363	400	297	32,466
Debt securities issued by foreign governments	1,597	9	10	1,596
All other corporate bonds	14,543	121	359	14,305
Redeemable preferred stock	81	14	1	94
Total	$60,053	$594	$922	$59,725

(at December 31, 2005, in millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,997	$66	$121	$7,942
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,458	18	35	3,441
Obligations of states, municipalities and political subdivisions	31,372	587	137	31,822
Debt securities issued by foreign governments	1,583	11	6	1,588
All other corporate bonds	14,098	201	230	14,069
Redeemable preferred stock	108	14	1	121
Total	$58,616	$897	$530	$58,983

Equity Securities

The cost and fair value of investments in equity securities were as follows:

(at March 31, 2006, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Common stock	$136	$27	$2	$161
Non-redeemable preferred stock	374	19	4	389
Total	$510	$46	$6	$550

(at December 31, 2005, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Common stock	$136	$24	$3	$157
Non-redeemable preferred stock	402	24	4	422
Total	$538	$48	$7	$579

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

Venture Capital

The cost and fair value of investments in venture capital, which are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

(at March 31, 2006, in millions)	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Venture capital	$408	$130	$2	$536

	Cost	Gross Unrealized		Fair Value
(at December 31, 2005, in millions)		Gains	Losses
Venture capital	$406	$91	$2	$495

Variable Interest Entities (VIEs)

The following entities are consolidated:

•                  Municipal Trusts—The Company owns interests in various municipal trusts that were formed to allow more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position. As of March 31, 2006 and December 31, 2005, there were 36 such trusts, which held a combined total of $436 million and $441 million, respectively, in municipal securities, of which $84 million were owned by outside investors at both dates. The net carrying value of the trusts owned by the Company at March 31, 2006 and December 31, 2005 was $352 million and $357 million, respectively.

•                  Venture Capital Entities and Tax Credit Funds – The Company has investments in venture capital entities which are held for the purposes of generating long-term investment returns. The Company also has investments in certain tax credit funds which generate tax benefits. The Company consolidates certain venture capital investments and tax credit funds under the provisions of the FASB Revised Interpretation No. 46, Consolidation of Variable Interest Entities. The combined carrying values of these investments were not significant at March 31, 2006 and December 31, 2005.

The Company has significant interests in the following VIEs which are not consolidated because the Company is not considered to be the primary beneficiary:

•                  The Company has a significant variable interest in one real estate entity. This investment has total assets of approximately $146 million and $143 million as of March 31, 2006 and December 31, 2005, respectively. The carrying value of the Company’s share of this investment was approximately $31 million at March 31, 2006 and December 31, 2005, which also represented its maximum exposure to loss. The purpose of the Company’s involvement in this entity is to generate investment returns.

•                  The Company has a significant variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $172 million. The fair value of this obligation as of March 31, 2006 and December 31, 2005 was $66 million. See “Guarantees” section of note 9.

•                  The Company has a significant variable interest in two private equity funds. These investments are held for the purpose of generating long-term investment returns. The combined carrying value of these entities was immaterial at March 31, 2006 and December 31, 2005. The Company has an unfunded commitment of $12 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount.

•                  The Company holds significant interests in hedge fund investments that are accounted for under the equity method of accounting and are included in other investments in the consolidated balance sheet. Hedge funds are unregistered private investment partnerships, limited liability companies, funds or pools that may invest and trade in many different markets, strategies and instruments (including securities, non-securities and derivatives). As of March 31, 2006 there were no hedge fund investments determined to be significant VIEs. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

       At December 31, 2005, one hedge fund was determined to be a significant VIE and had a total value for all investors combined of approximately $53 million. The Company’s share of this fund had a carrying value of approximately $11 million at December 31, 2005. The Company’s involvement with this fund began in the third quarter of 2003. The Company does not have any unfunded commitments related to this fund. The Company has reduced its investment in this hedge fund. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

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

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company—These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company. The debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $1.03 billion at March 31, 2006 and December 31, 2005.

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

Venture Capital Investments

Other investments include venture capital investments, which are generally non-publicly traded instruments in early-stage companies and, historically, having a holding period of four to seven years. These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries. The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product. Generally, the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time. With respect to the Company’s valuation of such non-publicly traded venture capital investments, on a quarterly basis, portfolio managers as well as an internal valuation committee review and consider a variety of factors in determining the potential for loss due to impairment. Factors considered include the following:

•                  the issuer’s most recent financing events;

•                  an analysis of whether fundamental deterioration has occurred;

•                  whether or not the issuer’s progress has been substantially less than expected;

•                  whether or not the valuations have declined significantly in the entity’s market sector;

•                  whether or not the internal valuation committee believes it is probable that the issuer will need financing within six months at a lower price than the Company’s carrying value; and

•                  whether or not the Company has the ability and intent to hold the security for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than the Company’s cost.

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

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at March 31, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$4,482	$108	$1,961	$93	$6,443	$201
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,405	30	632	24	3,037	54
Obligations of states, municipalities and political subdivisions	15,050	221	2,646	76	17,696	297
Debt securities issued by foreign governments	954	8	169	2	1,123	10
All other corporate bonds	6,118	165	4,240	194	10,358	359
Redeemable preferred stock	62	1	—	—	62	1
Total fixed maturities	29,071	533	9,648	389	38,719	922
Equity securities
Common stock	4	—	13	2	17	2
Nonredeemable preferred stock	11	1	54	3	65	4
Total equity securities	15	1	67	5	82	6
Venture capital	18	2	—	—	18	2
Total	$29,104	$536	$9,715	$394	$38,819	$930

	Less than 12 months		12 months or longer		Total
(at December 31, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$4,046	$62	$1,673	$59	$5,719	$121
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,395	18	576	17	2,971	35
Obligations of states, municipalities and political subdivisions	9,524	86	2,331	51	11,855	137
Debt securities issued by foreign governments	547	4	196	2	743	6
All other corporate bonds	4,971	105	3,652	125	8,623	230
Redeemable preferred stock	5	—	10	1	15	1
Total fixed maturities	21,488	275	8,438	255	29,926	530
Equity securities
Common stock	10	1	14	2	24	3
Nonredeemable preferred stock	37	1	30	3	67	4
Total equity securities	47	2	44	5	91	7
Venture capital	18	1	4	1	22	2
Total	$21,553	$278	$8,486	$261	$30,039	$539

Impairment charges included in net realized investment gains were as follows:

(for the three months ended March 31, in millions)	2006	2005
Fixed maturities	$—	$3
Equity securities	1	—
Venture capital	5	6
Real estate and other	4	—
Total	$10	$9

5.                       INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of March 31, 2006 and December 31, 2005:

(At March 31 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$439	$597
Marketing-related	20	20	—
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(67)	258
Total intangible assets subject to amortization	1,247	392	855
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$392	$875

(At December 31 2005, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$403	$633
Marketing-related	20	17	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(70)	261
Total intangible assets subject to amortization	1,247	350	897
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$350	$917

(1)                   The time value of money and the risk margin (cost of capital) components of the intangible asset runoff at different rates, and as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

(for the three months ended March 31, in millions)	2006	2005
Customer-related	$36	$40
Marketing-related	3	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	3	(7)
Total amortization expense	$42	$36

Intangible asset amortization expense is estimated to be $112 million for the remainder of 2006, $145 million in 2007, $126 million in 2008, $100 million in 2009 and $86 million in 2010.

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2006 and December 31, 2005:

(in millions)	March 31, 2006	December 31, 2005
Commercial	$1,862	$1,862
Specialty	860	860
Personal	613	613
Other	118	107
Total	$3,453	$3,442

6.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

(for the three months ended March 31, in millions)	2006	2005

Net income	$1,006	$212
Change in net unrealized gain on investment securities	(388)	(590)
Other changes	12	(4)
Total changes in equity from nonowner sources	$630	$(382)

7.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the three months ended March 31, in millions, except per share amounts)	2006	2005
Basic
Income from continuing operations, as reported	$1,006	$877
Preferred stock dividends, net of taxes	(1)	(2)

Income from continuing operations available to common shareholders – basic	$1,005	$875

Diluted
Income from continuing operations available to common shareholders	$1,005	$875
Effect of dilutive securities:
Convertible preferred stock	1	2
Zero coupon convertible notes	1	1
Convertible junior subordinated notes	7	7
Equity unit stock purchase contracts (1)	—	3

Income from continuing operations available to common shareholders – diluted	$1,014	$888

Common Shares
Basic
Weighted average shares outstanding	692.2	668.1

Diluted
Weighted average shares outstanding	692.2	668.1
Weighted average effects of dilutive securities:
Stock options and other incentive plans	5.9	2.2
Convertible preferred stock	3.6	4.5
Zero coupon convertible notes	2.4	2.4
Convertible junior subordinated notes	16.7	16.7
Equity unit stock purchase contracts (1)	—	15.2

Total	720.8	709.1

Income from Continuing Operations Per Common Share
Basic	$1.45	$1.31

Diluted	$1.41	$1.25

(1) Settled in August 2005.

8.                       PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in continuing operations in the consolidated statement of income.

	Qualified Domestic Plan		Non-qualified and Foreign Plans		Total
(for the three months ended March 31, in millions)	2006	2005	2006	2005	2006	2005

Service cost	$15	$14	$1	$1	$16	$15
Interest on benefit obligation	24	23	3	3	27	26
Expected return on plan assets	(35)	(33)	(2)	(2)	(37)	(35)
Amortization of unrecognized:
Prior service cost	(1)	(1)	—	—	(1)	(1)
Net actuarial loss	2	—	—	—	2	—
Total	$5	$3	$2	$2	$7	$5

	Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2006	2005

Service cost	$—	$1
Interest cost on benefit obligation	4	4
Expected return on plan assets	—	—
Amortization of unrecognized:
Prior service cost	—	—
Net actuarial loss	—	—
Total	$4	$5

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted. In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.). On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award. On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds. On March 1, 2006, the Third Circuit stayed the issuance of its mandate in anticipation of TPC’s petition for a writ of certiorari to the United States Supreme Court. On March 15, 2006, TPC filed a petition for a writ of certiorari to the United States Supreme Court.

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

Four appeals were taken from the August 17, 2004 ruling. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.  Judgment was entered on March 31, 2006.

Appeals from the March 29, 2006 ruling have been filed to the U.S. Court of Appeals for the Second Circuit.  Those appeals remain pending, and it is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

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

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above.  On June 10, 2005, the Company and the other defendants in Rowe moved to dismiss the complaint. On March 23, 2006, the Court dismissed the complaint without prejudice.

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

Other Proceedings

From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraph.

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

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” branding requirements for salvage automobiles and the reporting of workers’ compensation premiums.   The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or more of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxvix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; and (xxxiv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

Six putative class action lawsuits and three individual actions were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  The plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim. On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company. One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005). That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation. On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim. Another individual action, New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Cos., Inc., et al. (N.D. Ga. Apr. 4, 2006), was filed in federal court and asserts claims that are similar to those asserted in In Re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and certain of its affiliates. It has not yet been transferred to the District Court of New Jersey. One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates. Certain defendants in Bensley Construction, Inc., including the Company, removed the action to the United States District Court for the District of Massachusetts. On February 13, 2006, the action was transferred to the District of New Jersey for coordination with In re Insurance Brokerage Antitrust Litigation. Office Depot, Inc. was brought in Florida state court and names several of the Company’s subsidiaries. On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation. The plaintiff in Office Depot, Inc. has appealed. The Company believes that these lawsuits have no merit and intends to defend vigorously.

 In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial condition or liquidity.

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger. After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at March 31, 2006 and December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at March 31, 2006 and December 31, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger. On May 3, 2006, the Company received a letter from the Division of Enforcement of the Securities and Exchange Commission advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities. The Company’s total future estimated obligations related to its venture capital investments were $113 million and $128 million at March 31, 2006 and December 31, 2005, respectively. The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These additional commitments were $845 million and $803 million at March 31, 2006 and December 31, 2005, respectively.

Guarantees

The Company has certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities.

During the first quarter of 2006, the Company entered into construction loan and performance guarantees relating to an investment in a real estate development joint venture. The maximum obligation for the guarantees was $55 million.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. As of March 31, 2006, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.82 billion. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. Included in the indemnification obligations at March 31, 2006 was $172 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The fair value of this obligation as of March 31, 2006 was $66 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

10.          SHARE-BASED INCENTIVE COMPENSATION

The Company has a share-based incentive compensation plan, The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan), which was adopted in July 2004 following the merger. The purposes of the 2004 Incentive Plan are to reward the efforts of the Company’s non-employee directors, executive officers and other employees and to attract new personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. The number of shares of the Company’s common stock authorized for grant under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below.

In connection with the adoption of the 2004 Incentive Plan, the legacy share-based incentive compensation plans of TPC and of SPC were terminated. Outstanding grants were not affected by the termination of these plans, including the grant of reload options related to prior option grants under the legacy TPC and the legacy SPC share-based incentive compensation plans.

The 2004 Incentive Plan is the only plan pursuant to which future stock-based awards may be granted. In addition to the 35 million shares initially authorized for issuance under the 2004 Incentive Plan, the following will not be counted towards the 35 million shares available and will be available for future grants under the 2004 Incentive Plan: (i) shares of common stock subject to an award that expires unexercised, that is forfeited, terminated or canceled, that is settled in cash or other forms of property, or otherwise does not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds. These provisions also apply to awards granted under the legacy TPC and legacy SPC share-based incentive compensation plans that were outstanding on the effective date of the 2004 Incentive Plan, except for shares delivered to or retained in the legacy TPC Plan in connection with the withholding of taxes applicable to the exercise of outstanding options that have reload features.

The Company also has a compensation program for non-employee directors (the 2004 Director Compensation Program). Under the 2004 Director Compensation Program, non-employee directors’ compensation consists of an annual retainer, a deferred stock award and a stock option award. Each non-employee director may choose to receive all or a portion of his or her annual retainer and any committee chair or co-chair fees paid in the form of cash, common stock or deferred stock. Deferred stock for the annual retainer, and committee chair and co-chair fees, is elected pursuant to the St. Paul Travelers Deferred Compensation Plan for Non-Employee Directors that the Board adopted after the merger and is vested upon grant. The annual deferred stock awards vest one year after the date of award. Any of the deferred stock awards may accumulate until distribution at a future date or upon termination of a director’s service. The shares of the Company’s common stock issued under the 2004 Director Compensation Program, including shares of deferred stock, are awarded under the 2004 Incentive Plan.

Fixed Stock Option Awards

Stock option awards granted to eligible officers and key employees are granted having a ten-year term with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant. The vesting terms for stock options granted under the 2004 Incentive Plan and the legacy TPC and legacy SPC plans are as follows:

Period Option granted	Option Award Vesting terms
2006	Options vest at end of 3-year period (cliff vest)

April 2004 thru 2005

Options vest over 4-year period, 50% on 2nd anniversary of the date of grant, and 25% of the option shares vest on each of the 3rd and 4th anniversaries of the grant date. Certain 2005 special option shares vest 50% on each of the 4th and 5th anniversaries of the grant date.

Prior to April 2004	Options vest over 4-year period, 25% each year on the anniversary of the grant date; or options vest over 5-year period, 20% each year on the anniversary of the grant date.

In addition to the regular stock option awards described above, certain stock option awards that were granted under the legacy share-based incentive plans of TPC and SPC permit an employee exercising an option to be granted a new option (a reload option) at an exercise price equal to the fair market value of the Company common stock on the date of the reload grant. The legacy TPC reload option is permitted on the stock option awards granted prior to January 2003 at an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest six months after the grate date and are exercisable for the remaining term of the related original option. The legacy SPC reload option is permitted on stock option awards granted between February 2002 and November 2003 in an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest one year after the grant date and are exercisable for the remaining term of the related original option.

The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. The expected volatility is based on the average historical volatility of the common stock of an industry peer group of entities, due to the limited Company stock history, over the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company’s current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program are subject to restriction on sale. Discounts, as measured by the estimated cost of protection, have been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the quarter ended March 31, 2006:

	Original Grants	Reload Grants
Expected term of stock options	6 – 7 years	1 – 6 years
Expected volatility of the Company’s stock	30.4% – 32.0%	18.0% – 30.4%
Weighted average volatility	30.4%	20.0%
Expected annual dividend per share	$ 0.92	$ 0.92
Risk free rate	4.30% – 4.55%	4.30% – 4.67%

A summary of stock option activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive plans as of and for the quarter ended March 31, 2006 is as follows:

Stock Options ($ in millions)	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value
Outstanding, beginning of year	43,864,909	$41.81
Granted:
Original	2,594,714	44.79
Reload	147,015	45.51
Exercised	(1,024,908)	34.91
Forfeited or expired	(509,984)	49.70
Outstanding, end of period	45,071,746	$42.11	4.9 years	$138

Vested at end of period (1)	35,880,767	$42.18	4.4 years	$121
Exercisable at end of period	33,685,843	$42.17	4.2 years	$117

(1) Represents awards for which the requisite service has been rendered including those that are retirement eligible.

	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$13.61	$5.18
Total intrinsic value of options exercised during the period (in millions)	$10	$1

Restricted Stock, Deferred Stock and Performance Share Award Programs

Awards of restricted stock and deferred stock are made to eligible officers and key employees pursuant to the 2004 Incentive Plan. Such awards include restricted stock grants under the Capital Accumulation Program (CAP) and Equity Awards program established pursuant to the 2004 Incentive Plan. Awards issued under the CAP program are in the form of restricted stock and the number of shares included in the restricted stock award is calculated at a 10% discount from the market price on the date of the award and generally vest in full after a two-year period from the date of grant. The CAP program has been discontinued following the issuance of CAP awards in February 2006. Other restricted stock awards issued under the Equity Awards program generally vest in full after a three-year period from the date of grant. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. Awards granted to non-U.S. participants are in the form of deferred stock awards. These deferred stock awards are granted at market price, generally vest after three years from the date of grant and are subject to the same conditions as the restricted stock awards except that the shares are not issued until the vesting criteria are satisfied.

On October 25, 2005, the Company approved a Performance Share Awards Program pursuant to the 2004 incentive plan. Under the program, which became effective beginning in 2006, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards represent target shares that provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals. The performance goals for performance awards granted in 2006 are based on the Company’s adjusted return on equity over a three-year performance period. If performance falls short of targeted performance, none or only a portion of the shares will vest after the three-year performance period from date of grant. If performance exceeds targeted performance, more than 100% (up to a maximum of 160%) of target shares and accumulated dividend equivalents will vest after the three-year performance period from date of grant.

The fair value of restricted stock, deferred stock, and performance shares is measured at the market price of the Company stock at date of grant.

The total fair value of shares that vested during the quarter ended March 31, 2006 was $49 million.

A summary of restricted stock, deferred stock awards and performance share activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive plans as of period ended March 31, 2006, and changes during the period then ended, is as follows:

	Restricted and Deferred Shares		Performance Shares
Other Equity Instruments	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	3,697,335	$35.53	—	$—
Granted	2,037,129	43.25	373,573	44.79
Vested (1)	(1,078,819)	34.78	—	—
Forfeited	(41,990)	38.12	(1,024)	44.79

Outstanding, end of period	4,613,655	$39.04	372,549	$44.79

(1)          Represents awards for which the requisite service has been rendered including those that are retirement eligible. Excludes performance shares which remain subject to attainment of a performance condition.

Share-Based Compensation Recognition

The compensation cost for awards subject to a service condition is based upon the number of equity instruments for which the requisite service period is expected to be rendered. Awards granted to retiree-eligible or to employees that become retiree-eligible before an awards vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome that the performance condition will be achieved. The compensation cost reflects an estimated annual forfeiture rate of 5% over the requisite service period of the awards. Compensation cost for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in-substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the quarter ended March 31, 2006 was $48 million. The related tax benefit recognized in earnings was $17 million.

As of March 31, 2006, there was $213 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, deferred stock and performance shares granted under the Company’s 2004 Stock Incentive Plan and legacy TPC and legacy SPC share-based incentive compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

Cash received from the exercise of employee stock options under share-based compensation plans totaled $32 million for the quarter ended March 31, 2006. The tax benefit realized for tax deductions from employee stock option exercises totaled $4 million for the quarter ended March 31, 2006.

The Company had adopted the fair value method of accounting under FAS 123, Accounting for Stock-based Compensation, on January 1, 2003 using the modified prospective method of recognition in accordance with FAS 148, Accounting for Stock-based Compensation-Transition and Disclosure, to awards granted or modified after December 31, 2002. The Company had retained the recognition and measurement (intrinsic value) principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based employee awards granted prior to January 1, 2003. The following table illustrates the effect on net income and earnings per share for each period indicated as if the Company had applied the fair value recognition provisions of FAS 123R to all outstanding and unvested stock-based employee awards.

(for the three months ended March 31, in millions, except per share data)	2005	2004
Net income as reported	$212	$587
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	16	5
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(19)	(11)
Net income pro forma	$209	$581

Earnings per share
Basic—as reported	$0.31	$1.35
Basic—pro forma	0.31	1.34
Diluted—as reported	0.31	1.31
Diluted—pro forma	0.31	1.29

(1)          Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.

(2)          Includes the compensation expense added back in (1).

11.          INSURANCE CLAIM RESERVES

In February 2006, following approval by the respective managing agencies, the 2003 and prior years of account of Lloyd’s Syndicates 5000 and 779 closed through reinsurance to close (RITC) into the 2004 year of account, for which the Company is the capital provider through its 100% ownership of Lloyd’s members F&G UK Underwriters, Ltd. and Aprilgrange, Ltd.. The RITC was effective January 1, 2006. The RITC resulted in the Company acquiring $746 million of insurance liabilities and an equal amount of assets, including $470 million of investments, $243 million of reinsurance recoverables, $29 million of cash and other net assets during the first quarter of 2006. There was no impact on the Company’s results of operations at the time the RITC was recorded.

12.          SUBSEQUENT EVENT – SHARE REPURCHASE PROGRAM

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses, weather and other market conditions.

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of March 31, 2006.

Prior to the merger, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,339	$1,652	$—	$—	$4,991
Net investment income	614	243	18	—	875
Fee income	149	1	—	—	150
Net realized investment gains (losses)	4	11	(21)	—	(6)
Other revenues	29	11	3	(3)	40
Total revenues	4,135	1,918	—	(3)	6,050

Claims and expenses
Claims and claim adjustment expenses	2,035	1,007	—	—	3,042
Amortization of deferred acquisition costs	529	271	—	—	800
General and administrative expenses	528	263	6	(3)	794
Interest expense	35	—	41	—	76
Total claims and expenses	3,127	1,541	47	(3)	4,712

Income (loss) before income taxes	1,008	377	(47)	—	1,338
Income tax expense (benefit)	243	109	(20)	—	332
Equity in earnings of subsidiaries, net of tax	—	—	1,033	(1,033)	—
Net income	$765	$268	$1,006	$(1,033)	$1,006

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,490	$1,629	$—	$—	$5,119
Net investment income	531	218	16	—	765
Fee income	168	3	—	—	171
Net realized investment gains (losses)	34	(34)	—	—	—
Other revenues	36	16	2	(4)	50
Total revenues	4,259	1,832	18	(4)	6,105

Claims and expenses
Claims and claim adjustment expenses	2,136	1,087	—	—	3,223
Amortization of deferred acquisition costs	575	235	—	—	810
General and administrative expenses	643	178	(4)	(4)	813
Interest expense	35	(1)	37	—	71
Total claims and expenses	3,389	1,499	33	(4)	4,917

Income (loss) from continuing operations before income taxes	870	333	(15)	—	1,188
Income tax expense (benefit)	246	76	(11)	—	311
Equity in earnings of subsidiaries, net of tax	—	—	768	(768)	—
Income (loss) from continuing operations	624	257	764	(768)	877

Discontinued operations
Operating loss, net of taxes	—	(113)	(552)	—	(665)
Gain on disposal, net of taxes	—	—	—	—	—

Loss from discontinued operations	—	(113)	(552)	—	(665)
Net income	$624	$144	$212	$(768)	$212

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,332 subject to securities lending and repurchase agreements) (amortized cost $60,053)	$37,872	$21,420	$433	$—	$59,725
Equity securities, at fair value (cost $510)	385	104	61	—	550
Real estate	7	744	—	—	751
Mortgage loans	97	38	—	—	135
Short-term securities	2,412	1,017	1,356	—	4,785
Other investments	1,704	1,276	82	—	3,062
Total investments	42,477	24,599	1,932	—	69,008

Cash	181	191	1	—	373
Investment income accrued	465	282	8	(4)	751
Premiums receivable	3,754	2,260	—	—	6,014
Reinsurance recoverables	14,077	5,105	—	—	19,182
Ceded unearned premiums	1,120	518	—	—	1,638
Deferred acquisition costs	1,250	313	—	—	1,563
Deferred tax asset	1,427	548	128	—	2,103
Contractholder receivables	4,552	958	—	—	5,510
Goodwill	2,412	1,041	—	—	3,453
Intangible assets	305	570	—	—	875
Investment in subsidiaries	—	—	23,957	(23,957)	—
Other assets	1,961	726	414	(195)	2,906
Total assets	$73,981	$37,111	$26,440	$(24,156)	$113,376

Liabilities
Claims and claim adjustment expense reserves	$39,983	$20,720	$—	$—	$60,703
Unearned premium reserves	7,369	3,662	—	—	11,031
Contractholder payables	4,552	958	—	—	5,510
Payables for reinsurance premiums	464	545	—	—	1,009
Debt	2,622	150	3,262	(195)	5,839
Other liabilities	4,529	1,581	341	(4)	6,447
Total liabilities	59,519	27,616	3,603	(199)	90,539

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	146	—	146
Common stock (1,750.0 shares authorized; 696.2 shares issued and outstanding)	—	745	18,192	(745)	18,192
Additional paid-in capital	9,897	7,715	—	(17,612)	—
Retained earnings	4,445	1,177	4,594	(5,622)	4,594
Accumulated other changes in equity from nonowner sources	120	(142)	(25)	22	(25)
Treasury stock, at cost (1.6 shares)	—	—	(70)	—	(70)
Total shareholders’ equity	14,462	9,495	22,837	(23,957)	22,837
Total liabilities and shareholders’ equity	$73,981	$37,111	$26,440	$(24,156)	$113,376

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,667 subject to securities lending and repurchase agreements) (amortized cost $58,616)	$37,582	$20,957	$444	$—	$58,983
Equity securities, at fair value (cost $538)	435	86	58	—	579
Real estate	7	745	—	—	752
Mortgage loans	107	38	—	—	145
Short-term securities	2,142	1,551	1,109	—	4,802
Other investments	1,701	1,235	90	—	3,026
Total investments	41,974	24,612	1,701	—	68,287

Cash	136	200	1	—	337
Investment income accrued	471	286	7	(3)	761
Premiums receivable	3,843	2,281	—	—	6,124
Reinsurance recoverables	14,966	4,608	—	—	19,574
Ceded unearned premiums	1,000	322	—	—	1,322
Deferred acquisition costs	1,218	309	—	—	1,527
Deferred tax asset	1,330	581	151	—	2,062
Contractholder receivables	4,422	1,094	—	—	5,516
Goodwill	2,412	1,030	—	—	3,442
Intangible assets	316	601	—	—	917
Investment in subsidiaries	—	—	23,708	(23,708)	—
Other assets	2,292	743	478	(195)	3,318
Total assets	$74,380	$36,667	$26,046	$(23,906)	$113,187

Liabilities
Claims and claim adjustment expense reserves	$41,213	$19,877	$—	$—	$61,090
Unearned premium reserves	7,418	3,509	—	—	10,927
Contractholder payables	4,422	1,094	—	—	5,516
Payables for reinsurance premiums	282	438	—	—	720
Debt	2,623	147	3,272	(192)	5,850
Other liabilities	4,297	2,017	471	(4)	6,781
Total liabilities	60,255	27,082	3,743	(196)	90,884

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.5 shares issued and outstanding)	—	—	153	—	153
Common stock (1,750.0 shares authorized; 693.4 shares issued and outstanding)	(24)	745	18,096	(721)	18,096
Additional paid-in capital	9,916	7,724	—	(17,640)	—
Retained earnings	3,835	1,154	3,750	(4,989)	3,750
Accumulated other changes in equity from nonowner sources	398	(38)	351	(360)	351
Treasury stock, at cost (1.2 shares)	—	—	(47)	—	(47)
Total shareholders’ equity	14,125	9,585	22,303	(23,710)	22,303
Total liabilities and shareholders’ equity	$74,380	$36,667	$26,046	$(23,906)	$113,187

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$765	$268	$1,006	$(1,033)	$1,006
Net adjustments to reconcile net income to net cash provided by operating activities	(213)	(262)	(1,002)	1,033	(444)
Net cash provided by (used in) operating activities	552	6	4	—	562

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	1,010	559	2	—	1,571
Mortgage loans	6	—	—	—	6
Proceeds from sales of investments:
Fixed maturities	634	676	10	—	1,320
Equity securities	62	32	—	—	94
Purchases of investments:
Fixed maturities	(2,399)	(1,575)	(9)	—	(3,983)
Equity securities	(4)	(43)	—	—	(47)
Real estate	—	(8)	—	—	(8)
Short-term securities, (purchases) sales, net	(270)	584	(247)	—	67
Other investments, net	109	39	—	—	148
Securities transactions in course of settlement	546	(56)	—	—	490
Other	(44)	6	—	—	(38)
Net cash provided by (used in) investing activities	(350)	214	(244)	—	(380)

Cash flows from financing activities
Payment of debt	—	—	(4)	—	(4)
Dividends to shareholders	—	—	(161)	—	(161)
Issuance of common stock —- employee share options	—	—	32	—	32
Excess tax benefits from share-based payment arrangements	—	—	5	—	5
Treasury stock acquired — net employee share-based compensation	—	—	(16)	—	(16)
Dividends received by (paid to) parent company	(155)	(250)	405	—	—
Capital contributions and loans between subsidiaries	—	21	(21)	—	—
Other	(2)	—	—	—	(2)
Net cash provide by (used in) financing activities	(157)	(229)	240	—	(146)
Effect of exchange rate changes on cash	—	—	—	—	—
Net increase (decrease) in cash	45	(9)	—	—	36
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$181	$191	$1	$—	$373

Supplemental disclosure of cash flow information
Income taxes paid (received)	$(15)	$10	$—	$—	$(5)
Interest paid	$46	$—	$39	$—	$85

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2005 (1)

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (2)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$624	$144	$212	$(768)	$212
Net adjustments to reconcile net income to net cash provided by operating activities	(234)	743	(461)	768	816
Net cash provided by (used in) operating activities of continuing operations	390	887	(249)	—	1,028
Net cash provided by operating activities of discontinued operations	—	24	—	—	24
Net cash provided by (used in) operating activities	390	911	(249)	—	1,052

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	642	431	—	—	1,073
Mortgage loans	5	—	—	—	5
Proceeds from sales of investments:
Fixed maturities	851	201	—	—	1,052
Equity securities	31	7	1	—	39
Purchases of investments:
Fixed maturities	(2,164)	(2,011)	—	—	(4,175)
Equity securities	—	(15)	(6)	—	(21)
Real estate	—	(8)	—	—	(8)
Short-term securities, (purchases) sales, net	447	575	(42)	—	980
Other investments, net	273	(45)	—	—	228
Securities transactions in course of settlement	97	98	—	—	195
Net cash provided by (used in) by investing activities of continuing operations	182	(767)	(47)	—	(632)
Net cash used in investing activities of discontinued operations	—	(20)	—	—	(20)
Net cash provided by (used in) investing activities	182	(787)	(47)	—	(652)

Cash flows from financing activities
Payment of debt	—	—	(2)	—	(2)
Dividends to shareholders	—	—	(150)	—	(150)
Issuance of common stock – employee share options	—	—	32	—	32
Treasury stock acquired – net employee share-based compensation	—	—	(8)	—	(8)
Intercompany dividends	(610)	133	477	—	—
Capital contributions and loans between subsidiaries	—	35	(35)	—	—
Other	—	2	11	—	13
Net cash used in financing activities of continuing operations	(610)	170	325	—	(115)
Net cash used in financing activities of discontinued operations	—	4	—	—	4
Net cash used in financing activities	(610)	174	325	—	(111)

Effect of exchange rate changes on cash	—	(2)	—	—	(2)
Elimination of cash provided by discontinued operations	—	(8)	—	—	(8)
Net increase (decrease) in cash	(38)	288	29	—	279
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$128	$367	$46	$—	$541

Supplemental disclosure of cash flow information
Income taxes paid (received)	$361	$(146)	$(201)	$—	$14
Interest paid	$46	$6	$41	$—	$93

(1)   See note 2.

(2)   The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2006 First Quarter Consolidated Results of Operations

•      Income from continuing operations and net income of $1.01 billion, or $1.45 per share basic and $1.41 diluted

•      Net favorable prior year reserve development of $49 million pretax and $32 million after-tax

•      Net written premiums of $4.77 billion

•      GAAP combined ratio of 88.9%

•      Pretax net investment income of $875 million ($670 million after-tax)

2006 First Quarter Consolidated Financial Condition

•      Total assets of $113.38 billion, up $189 million from December 31, 2005

•      Total investments of $69.01 billion, up $721 million from December 31, 2005; fixed maturities and short-term securities comprise 93% of total investments

•      Shareholders’ equity of $22.84 billion, up $534 million from December 31, 2005; book value per common share of $32.59

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

(for the three months ended March 31, in millions except per share data)	2006	2005
Revenues
Premiums	$4,991	$5,119
Net investment income	875	765
Fee income	150	171
Net realized investment losses	(6)	—
Other revenues	40	50
Total revenues	6,050	6,105
Claims and expenses
Claims and claim adjustment expenses	3,042	3,223
Amortization of deferred acquisition costs	800	810
General and administrative expenses	794	813
Interest expense	76	71
Total claims and expenses	4,712	4,917
Income from continuing operations before income taxes	1,338	1,188
Income tax expense	332	311
Income from continuing operations	1,006	877
Loss from discontinued operations	—	(665)
Net income	$1,006	$212
Income from continuing operations per share
Basic	$1.45	$1.31
Diluted	$1.41	$1.25
GAAP combined ratio
Loss and loss adjustment expense ratio	58.9%	61.3%
Underwriting expense ratio	30.0	29.2
GAAP combined ratio	88.9%	90.5%

The Company’s discussions related to all items, other than net income, income from continuing operations, loss from discontinued operations, and segment operating income, are presented on a pretax basis, unless otherwise noted.

Overview

Income from continuing operations in the first quarter of 2006 totaled $1.01 billion, or $1.41 per share diluted, 15% higher than income from continuing operations of $877 million, or $1.25 per share diluted, in the same period of 2005. The increase in 2006 was driven by strong growth in net investment income, an after-tax benefit of $49 million resulting from the favorable resolution of various prior year federal and state tax matters, and strong underwriting results from all of the Company’s business segments, driven by lower non-catastrophe weather-related losses and the absence of catastrophe losses.

Revenues

Earned Premiums

The $128 million decrease in earned premiums in 2006 from 2005 was concentrated in the Commercial segment and reflected a significant decline in runoff operations, where business is intentionally being non-renewed, and a decline in ongoing operations due to a lower level of written premium volume in 2005 compared with 2004. In addition, earned premiums declined in the Specialty segment, primarily reflecting the impact of the Company’s sale of its Personal Catastrophe Risk operation in the fourth quarter of 2005 and its sale in the first quarter of 2005 of certain credit-related personal lines classes previously written through the Company’s operations at Lloyd’s. These declines were partially offset by premium growth in the Personal segment resulting from an increase in new business volume, strong business retention rates and renewal price increases.

Net Investment Income

Net investment income of $875 million in the first quarter of 2006 grew $110 million, or 14%, over the same 2005 period. The increase was primarily generated by growth in the Company’s fixed maturity portfolio. That portfolio totaled $59.73 billion at March 31, 2006, an increase of $4.31 billion over the same date in 2005. The increase in that portfolio was primarily due to strong operational cash flows in the last twelve months and the investment of $2.40 billion of proceeds from the divestiture of Nuveen Investments in the second and third quarters of 2005. Yields on short-term securities and taxable new investment purchases have increased, also contributing to the growth in net investment income. In addition, the Company’s non-fixed maturity investment portfolio produced strong net investment income in the first quarter of 2006.

The Company allocates invested assets and the related net investment income (NII) to its identified business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields. The investment yield for capital reflects the average yield on the total investment portfolio. It is the application of the yields to the segments’ investable funds and capital that determines the respective business segment’s share of actual NII.

Fee Income

The National Accounts market in the Commercial segment is the primary source of the Company’s fee-based business. The 12% decline in fee income compared with the first quarter of 2005 is described in the Commercial segment discussion that follows.

Net Realized Investment Gains (Losses)

Net realized investment losses in the first quarter of 2006 totaled $6 million, compared with net realized investment gains of less than $0.1 million in the same period of 2005. The 2006 total included $28 million of net realized investment gains related to U.S. Treasury futures which require a daily mark-to-market settlement and are used to shorten the duration of the Company’s fixed maturity investment portfolio. These gains were offset by $24 million of realized investment losses related to the Company’s holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company, and $10 million of impairment losses that are described in more detail later in this narrative.

Written Premiums

Consolidated gross and net written premiums were as follows:

	2006		2005
(for the three months ended March 31, in millions)	Gross	Net	Gross	Net

Commercial	$2,519	$2,085	$2,751	$2,192
Specialty	1,670	1,117	1,691	1,154
Personal	1,621	1,572	1,478	1,434
Total	$5,810	$4,774	$5,920	$4,780

Gross written premiums in the first quarter of 2006 declined 2% from the same period of 2005, and net written premiums were virtually level with the first quarter of 2005. The $107 million decline in Commercial’s net written premium volume in the first quarter of 2006 was primarily attributable to National Accounts, due to a reduction in premiums related to favorable loss experience on retrospectively rated policies, changes in the effective dates of certain large account renewals, a reduction in assumed premiums from the involuntary auto residual market, and lower new business volume. The decline in Commercial’s net written premiums also reflected the impact of a significant decline in runoff operations, where business is intentionally being non-renewed. In the Specialty segment, the $37 million decline in net written premium volume in the first quarter of 2006 primarily reflected the impact of the Company’s fourth quarter 2005 sale of its Personal Catastrophe Risk operation. The Personal segment’s net written premium volume grew 10% over the first quarter of 2005, driven by strong business retention rates, an increase in new business and renewal price increases.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses of $3.04 billion in the first quarter of 2006 were $181 million lower than the 2005 total of $3.22 billion. The decline was primarily related to the reduction in earned premium volume and also reflected lower non-catastrophe weather-related losses. The 2006 total included $49 million of net favorable prior year reserve development and no catastrophe losses, whereas the 2005 total included $55 million of net favorable prior year reserve development and $31 million of catastrophe losses.

General and Administrative Expenses

General and administrative expenses totaled $794 million in the first quarter of 2006, down $19 million from the 2005 first quarter total of $813 million. The decline reflected the benefit of expense efficiencies achieved since the completion of the merger, certain tax benefits and lower premium tax-related expenses, partially offset by continued investments to support business growth and product development.

Interest Expense

Interest expense of $76 million in the first quarter of 2006 was $5 million higher than in the same period of 2005, primarily due to the issuance in November 2005 of $400 million, 5.50% senior notes.

GAAP Combined Ratios

The consolidated loss and loss adjustment expense ratio of 58.9 in the first quarter of 2006 was 2.4 points less than the first quarter 2005 ratio of 61.3, primarily reflecting lower non-catastrophe weather-related losses, the absence of catastrophe losses and the continuation of favorable loss trends experienced in recent quarters. The 2006 first quarter ratio included no impact from catastrophes, whereas the 2005 first quarter loss and loss adjustment expense ratio included a 0.6 point impact from catastrophe losses. The 2006 and 2005 first quarter loss and loss adjustment expense ratios reflected impacts of 1.0 points and 1.1 points, respectively, of net favorable prior year reserve development. The 0.8 point increase in the underwriting expense ratio in the first quarter of 2006 compared with the same 2005 period primarily reflected a decline in National Accounts’ fee income, a portion of which is accounted for as a reduction of expenses for purposes of calculating the expense ratio.

Discontinued Operations

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments. The divestiture was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion.

Nuveen Investments’ revenue, derived primarily from asset management fees, totaled $137 million for the three months ended March 31, 2005. The Company’s share of Nuveen Investments’ pretax income, net of minority interest, for the three months ended March 31, 2005 was $51 million. The Company recorded a net loss from discontinued operations of $665 million in the first quarter of 2005, primarily consisting of $687 million of tax expense due to the difference between the tax basis and GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ first quarter 2005 net income. There was no impact from discontinued operations on net income in the first quarter of 2006.

RESULTS OF OPERATIONS BY SEGMENT

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

Commercial also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; and policies written by the Company’s Gulf operation (Gulf), which was placed into runoff in 2004. These operations are collectively referred to as Commercial Other.

Results of the Company’s Commercial segment were as follows:

(for the three months ended March 31, in millions)	2006	2005
Revenues:
Earned premiums	$2,030	$2,204
Net investment income	517	480
Fee income	139	163
Other revenues	6	15
Total revenues	$2,692	$2,862
Total claims and expenses	$1,969	$2,258
Operating income	$535	$448

Loss and loss adjustment expense ratio	60.0%	65.3%
Underwriting expense ratio	29.7	29.1
GAAP combined ratio	89.7%	94.4%

Overview

Operating income of $535 million in the first quarter of 2006 was $87 million, or 19%, higher than operating income of $448 million in the same period of 2005. Results in 2006 benefited from higher net investment income and lower weather-related losses.

Earned Premiums

Earned premiums of $2.03 billion in the first quarter of 2006 declined $174 million, or 8%, compared with the same period of 2005, reflecting a significant decline in runoff operations, where business was intentionally non-renewed, and a decline in ongoing operations due to a lower level of written premiums in 2005.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools. The $24 million, or 15%, decline in fee income in the first quarter of 2006 compared with the same 2005 period resulted from lower serviced claim volume resulting from the depopulation of workers’ compensation residual market pools, changes in the effective dates of certain large account renewals, the impact on fee income from lower loss costs due to California workers’ compensation reforms and lower new business volume due to increased competition.

Claims and Expenses

Claim and claim adjustment expenses in the first quarter of 2006 totaled $1.31 billion, down $211 million, or 14%, compared with the same 2005 period. The decline was primarily related to the reduction in earned premium volume. Net favorable prior year reserve development in the first quarter of 2006 totaled $10 million, compared with net unfavorable prior year reserve development of $6 million in the same 2005 period. There were no catastrophe losses incurred in the first quarters of 2006 or 2005; however, the first quarter of 2005 included non-catastrophe weather-related losses resulting from winter storms. General and administrative expenses in the first quarter of 2006 declined by $57 million when compared to the same period of 2005, reflecting the decline in business volume and a reduction in premium tax-related expenses.

GAAP Combined Ratio

The 5.3 point improvement in the loss and loss adjustment expense ratio in the first quarter of 2006 over the same 2005 period primarily reflected lower non-catastrophe weather-related losses and the continuation of favorable loss trends experienced in recent quarters. The 2006 ratio reflected a 0.5 point impact of net favorable prior year reserve development, whereas the 2005 ratio included a 0.3 point impact from net unfavorable prior year reserve development. The 0.6 point increase in the underwriting expense ratio over the first quarter of 2005 primarily reflected the impact of declines in fee income and earned premiums, which were partially offset by a reduction in premium tax-related expenses. (A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio).

Written Premiums

The Commercial segment’s gross and net written premiums by market were as follows:

	2006		2005
(for the three months ended March 31, in millions)	Gross	Net	Gross	Net

Commercial Accounts	$1,247	$1,133	$1,229	$1,127
Select Accounts	695	679	706	684
National Accounts	575	268	739	341
Total Commercial Core	2,517	2,080	2,674	2,152
Commercial Other	2	5	77	40
Total Commercial	$2,519	$2,085	$2,751	$2,192

Gross and net written premiums in the first quarter of 2006 declined 8% and 5%, respectively, compared with the same period of 2005. In the Commercial Core operations, net written premium volume was down 3% from the first quarter of 2005. In the Commercial Accounts market, net written premiums in the first quarter of 2006 were slightly ahead of first quarter 2005 premium volume. Renewal price changes in the Commercial Accounts market in the first quarter of 2006 increased over the same period of 2005, partially offset by a slight decline in new business volume. Business retention rates remained strong and increased over the first quarter of 2005. In the Select Accounts market, net written premiums in the first quarter of 2006 were slightly below the same period of 2005, primarily reflecting the impact of a decline in premium volume from programs for small businesses (the majority of which was business transferred to the Commercial Accounts market). Business retention rates and new business volume in the Select Accounts market grew over the first quarter of 2005, but renewal price changes declined from the prior year quarter.

In National Accounts, net written premiums in the first quarter of 2006 declined by $73 million, or 21%, from the same period of 2005. The decline was impacted by several factors, including a reduction in premiums related to favorable loss experience on retrospectively rated policies, changes in the effective dates of certain large account renewals, a reduction in assumed premiums from involuntary auto residual market pools, and lower new business volume.

In Commercial Other, the significant decline in 2006 first-quarter premium volume compared with the same period of 2005 reflected the intentional non-renewal of business in the runoff operations comprising this category.

Specialty

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

In November 2005, the Company sold its Personal Catastrophe Risk operation, which had been included in the Specialty segment. In accordance with terms of the agreement, the Company retained responsibility for the pre-sale loss and loss adjustment expense reserves related to this business and remains responsible for any changes in estimates in those reserves through a quota-share reinsurance agreement. The impact of this transaction was not material to the Company’s ongoing operations.

Results of the Company’s Specialty segment were as follows:

(for the three months ended March 31, in millions)	2006	2005
Revenues:
Earned premiums	$1,401	$1,456
Net investment income	222	170
Fee income	11	8
Other revenues	6	12
Total revenues	$1,640	$1,646
Total claims and expenses	$1,285	$1,409
Operating income	$257	$173

Loss and loss adjustment expense ratio	57.7%	64.3%
Underwriting expense ratio	33.0	32.0
GAAP combined ratio	90.7%	96.3%

Overview

Operating income of $257 million in the first quarter of 2006 improved by $84 million, or 49%, over the same period of 2005, driven by strong growth in net investment income, net favorable prior year reserve development and the absence of catastrophe losses.

Earned Premiums

Earned premiums in the first quarter of 2006 decreased $55 million, or 4%, from the same period of 2005, primarily reflecting the impact of the Company’s sale of its Personal Catastrophe Risk operation in November 2005 and the sale of certain credit-related personal lines classes previously written through the Company’s operations at Lloyd’s. Earned premiums in the first quarter of 2005 included $31 million of net earned premiums from the Personal Catastrophe Risk operation and $32 million of net earned premiums from the personal lines classes at Lloyd’s that were sold in that quarter.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Claims and Expenses

Claims and claims adjustment expenses in the first quarter of 2006 totaled $816 million, down $120 million, or 13%, compared with the same 2005 period. The 2006 total included $9 million of net favorable prior year reserve development, whereas the 2005 total included $53 million of net unfavorable prior year reserve development, which related to four hurricanes that had occurred in 2004. The Specialty segment incurred no catastrophe losses in the first quarter of 2006. In the first quarter of 2005, catastrophe losses totaled $19 million, resulting from floods in the United Kingdom. The decline also reflected favorable current accident year loss trends in several domestic businesses (particularly in the Bond operation), and the impact of the sales of the Personal Catastrophe Risk operation and the personal lines classes at Lloyd’s. General and administrative expenses of $238 million in the first quarter of 2006 were 2% higher than in the same 2005 period.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the first quarter of 2006 improved 6.6 points compared with the same 2005 period. The first quarter 2006 ratio included a 0.6 point benefit from net favorable prior year reserve development and no impact from catastrophes, whereas the 2005 first quarter loss and loss adjustment expense ratio included a 3.6 point impact from net unfavorable prior year reserve development and a 1.3 point impact from catastrophe losses. The 2006 first quarter loss and loss adjustment expense ratio also reflected the benefit of continued favorable loss trends experienced in recent quarters. The 1.0 point increase in the underwriting expense ratio over the first quarter of 2005 primarily reflected the decline in earned premium volume.

Written Premiums

Specialty’s gross and net written premiums by market were as follows:

	2006		2005
(for the three months ended March 31, in millions)	Gross	Net	Gross	Net

Construction	$262	$252	$265	$250
Bond	407	204	371	163
Financial and Professional Services	214	89	200	120
Other	442	339	481	357
Total Domestic Specialty	1,325	884	1,317	890
International Specialty	345	233	374	264
Total Specialty	$1,670	$1,117	$1,691	$1,154

The Specialty segment’s gross and net written premiums in the first quarter of 2006 declined 1% and 3%, respectively, from written premium volume in the same period of 2005, primarily due to the sale of the Company’s Personal Catastrophe Risk operation in November 2005, which was included in the “Other” category in the foregoing table. Bond net written premiums in 2006 grew $41 million, or 25%, over the first quarter of 2005, driven by strong new business volumes. In the Financial and Professional Services operation, the $31 million decline in net written premium volume compared with the first quarter of

2005 was primarily due to a change in reinsurance treaty structure. In Domestic Specialty operations in total, business retention rates and new business levels increased over the first quarter of 2005. Renewal price changes remained positive, but were down slightly from the first quarter of 2005. The $31 million decrease in International Specialty net written premiums in the first quarter of 2006 compared with the same 2005 period was driven by a decline in volume in the Company’s operations at Lloyd’s, changes in a reinsurance program at Lloyd’s, and, to a lesser extent, by a significant decline in new business volume in Ireland.

Personal

The Personal segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

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

Results of the Company’s Personal segment were as follows:

(for the three months ended March 31, in millions)	2006	2005
Revenues:
Earned premiums	$1,560	$1,459
Net investment income	134	109
Other revenues	24	24
Total revenues	$1,718	$1,592
Total claims and expenses	$1,372	$1,172
Operating income	$240	$285

Loss and loss adjustment expense ratio	58.7%	52.4%
Underwriting expense ratio	27.7	26.3
GAAP combined ratio	86.4%	78.7%

Overview

The Personal segment in the first quarter of 2006 continued to benefit from an increase in net investment income, low claim frequency levels, strong premium growth fueled by new business and renewal price increases and net favorable prior year reserve development. Operating income of $240 million in the first quarter of 2006, however, was $45 million lower than operating income in the same period of 2005, primarily the result of a reduction in the amount of net favorable prior year reserve development and modest loss cost inflation in 2006.

Earned Premiums

Earned premiums of $1.56 billion in the first quarter of 2006 increased $101 million, or 7%, over earned premiums of $1.46 billion in the same period of 2005, reflecting continued strong business retention rates and new business volumes over the preceding twelve months, and renewal price increases.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2006, totaled $915 million, an increase of $150 million, or 20%, over the same period of 2005. The increase reflected the growth in earned premium volume and a reduction in net favorable prior year reserve development. The 2006 and 2005 totals included $30 million and $114 million, respectively, of net favorable prior year reserve development. The favorable development in both years was primarily driven by declines in the frequency of non-catastrophe losses and lower than expected severity. No catastrophe losses were incurred in the first quarter of 2006, whereas the same period of 2005 included $12 million of catastrophe losses, resulting from one wind and hail storm.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 58.7 for the first quarter of 2006 was 6.3 points higher than the 2005 first quarter ratio of 52.4, primarily reflecting the reduction in favorable prior year reserve development and modest loss cost inflation. The 2006 ratio included a 1.9 point benefit of net favorable prior year reserve development, whereas the 2005 ratio included a 7.8 point benefit from net favorable prior year reserve development. Catastrophe losses had no impact on the 2006 first quarter ratio, whereas the 2005 first quarter ratio included a 0.8 point impact of catastrophes. The underwriting expense ratio in the first quarter of 2006 was 1.4 points higher than in the same 2005 period, reflecting continued investments to support business growth and product development, as well as an increase in commission expenses primarily resulting from a changing business mix.

Written Premiums

Personal’s gross and net written premiums by product line were as follows:

	2006		2005
(for the three months ended March 31, in millions)	Gross	Net	Gross	Net

Automobile	$942	$932	$870	$854
Homeowners and Other	679	640	608	580
Total Personal	$1,621	$1,572	$1,478	$1,434

Gross and net written premiums in the first quarter of 2006 both increased 10% over the same period of 2005. Automobile net written premiums increased $78 million, or 9%, over the first quarter of 2005, driven by strong growth in new business volume. Renewal price changes in the Automobile line of business in the first quarter of 2006 remained positive, but declined when compared with the same period of 2005. The increase in new business in the Automobile line reflected the continued success of the Company’s multivariate pricing product that has been introduced in 23 states. In the Homeowners and Other line of business, net written premium volume in the first quarter of 2006 grew 10% over the same period of 2005, primarily due to continued renewal price increases and strong new business volume. Business retention rates in both the Automobile and Homeowners and Other lines of business remained strong and were consistent with the first quarter of 2005.

The Personal segment had approximately 6.7 million and 6.3 million policies in force at March 31, 2006 and 2005, respectively.

Interest Expense and Other

(for the three months ended March 31, in millions)	2006	2005
Net loss	$(21)	$(47)

The decline in net loss for Interest Expense and Other was primarily due to the favorable resolution of various prior year federal and state tax matters, partially offset by a decline in net investment income and an increase in interest expense that resulted from the issuance in November 2005 of $400 million, 5.50% senior notes.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. As a result, the Company continues to experience a significant number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants, the focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings are also causing increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket. This trend, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company. In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants. The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. (Also see “Part II — Item 1, Legal Proceedings”). These trends are expected to continue in the near term. As a result of the factors described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the United States District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Certain parties to the proceeding have filed appeals of the District Court’s affirmance. No briefing schedule has been set. If the rulings of the district court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending direct action claims against it. (Also, see “Part II — Item 1, Legal Proceedings”).

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

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in the first quarter of 2006 were $84 million, compared with $75 million in the same period of 2005. Approximately 44% in 2006 and 37% in 2005 of total net paid losses related to policyholders with whom the Company previously entered into settlement agreements limiting the Company’s liability. At March 31, 2006, net asbestos reserves totaled $4.28 billion, compared with $3.86 billion at March 31, 2005. The increase was primarily due to an $830 million charge to strengthen reserves in the fourth quarter of 2005, which was partially offset by loss payments during the twelve months ended March 31, 2006.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2006	2005
Beginning reserves:
Direct	$5,103	$4,775
Ceded	(739)	(843)
Net	4,364	3,932

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Accretion of discount:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	103	100
Ceded	(19)	(25)
Net	84	75

Ending reserves:
Direct	5,000	4,675
Ceded	(720)	(818)
Net	$4,280	$3,857

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

At March 31, 2006, approximately 78% of the net environmental reserve (approximately $300 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 22% of the net environmental reserve (approximately $87 million), consists of case reserves.

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

In its review of environmental reserves, the Company considers: the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up action for both on- and off-site waste disposal activities; the potential for adverse development; the potential for additional new claims beyond previous expectations; and the potential higher costs for new settlements.

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

Gross paid losses in the first quarters of 2006 and 2005 were $88 million and $101 million, respectively. TPC made a significant settlement with one policyholder in 2005. TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims. In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims. Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed. The first two of three payments related to this settlement were made during 2005 (including one in the first quarter of the year), and the final payment was made in the first quarter of 2006.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2006	2005
Beginning reserves:
Direct	$494	$725
Ceded	(69)	(84)
Net	425	641

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	88	101
Ceded	(50)	1
Net	38	102

Ending reserves:
Direct	406	624
Ceded	(19)	(85)
Net	$387	$539

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2006 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed its most recent annual ground-up review during the fourth quarter of 2005. Also see “Part II — Item 1, Legal Proceedings.”

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable. Such claims increase liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the volatility of asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities of continuing operations in the first quarters of 2006 and 2005 totaled $562 million and $1.03 billion, respectively. The decline in 2006 was primarily due to a higher level of claim and claim adjustment expense payments in the first quarter of 2006 related to the catastrophe losses incurred in the third and fourth quarters of 2005.

Net cash flows used in investing activities of continuing operations in the first quarters of 2006 and 2005 totaled $380 million and $632 million, respectively. Fixed maturity securities accounted for the majority of investment purchases in both years.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The average duration of fixed maturities and short-term securities was 4.0 years at March 31, 2006, compared with 3.9 years at December 31, 2005.

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

At March 31, 2006, total cash, short-term invested assets and other readily marketable securities aggregating $1.82 billion were held at the holding company level. The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet its liquidity requirements. These liquidity requirements primarily include shareholder dividends and debt service.

Net cash flows used in financing activities of continuing operations in the first quarters of 2006 and 2005 totaled $146 million and $115 million, respectively. There were no significant issuances or repayments of debt in the first quarters of 2006 or 2005. Dividends paid to shareholders totaled $161 million and $150 million in the first quarters of 2006 and 2005, respectively. On May 2, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share, a 13% increase over the prior quarterly dividend rate of $0.23 per share.  The dividend is payable June 30, 2006 to shareholders of record on June 9, 2006.

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

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses, weather and other market conditions.

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

Upon completion of the merger on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $9 million and $19 million in the first quarters of 2006 and 2005, respectively, reduced reported interest expense.

RATINGS

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short and long-term borrowing needs. Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating organization. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred.

The following rating agency actions were taken with respect to the Company to date in 2006:

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

•      On May 3, 2006, Moody’s affirmed the long-term debt ratings (senior unsecured debt at A3) of the Company and the IFS ratings on members of the St. Paul Travelers Inter-Company Pool (Aa3). The outlook for these ratings was changed to stable from negative.

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the St. Paul Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A., St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of May 4, 2006. The table also presents the position of each rating in the applicable agency’s rating scale.

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of May 4, 2006. The table also presents the position of each rating in the applicable agency’s rating scale.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for loss and loss adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved—favorable or unfavorable.

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

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.67 billion at March 31, 2006. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

The Company acquired SPC’s runoff health care reserves in the merger, which are included in the General Liability product line in the table below. SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed. SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market. The Company continues to utilize specific tools and metrics to explicitly monitor and validate its key assumptions supporting its conclusions with regard to these reserves since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis. The tools developed track three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the reserve established for that individual claim. These three indicators are related such that if one deteriorates, improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary. The Company’s current view is that it has recorded a reasonable reserve for its medical malpractice exposures as of March 31, 2006.

Claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2006			December 31, 2005
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$8,092	$12,303	$20,395	$8,198	$12,251	$20,449
Property	1,854	1,164	3,018	1,987	1,050	3,037
Commercial multi-peril	2,298	2,679	4,977	2,448	2,901	5,349
Commercial automobile	2,651	1,878	4,529	2,792	1,885	4,677
Workers’ compensation	8,860	6,279	15,139	8,816	6,374	15,190
Fidelity and surety	1,141	783	1,924	1,240	673	1,913
Personal automobile	1,445	1,168	2,613	1,470	1,138	2,608
Homeowners and personal—other	482	937	1,419	709	987	1,696
International and other	3,442	3,165	6,607	3,033	3,055	6,088
Property-casualty	30,265	30,356	60,621	30,693	30,314	61,007
Accident and health	73	9	82	74	9	83
Claims and claim adjustment expense reserves	$30,338	$30,365	$60,703	$30,767	$30,323	$61,090

The $387 million decline in gross claims and claim adjustment expense reserves since December 31, 2005 primarily reflected loss payouts for the third and fourth quarter 2005 hurricanes, partially offset by an increase for reserves acquired through reinsurance to close included in International and other reserves. (see note 11 to the consolidated financial statements).

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	March 31, 2006	December 31, 2005
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$14,188	$14,177
Allowance for uncollectible reinsurance	(803)	(804)
Net reinsurance recoverables	13,385	13,373
Mandatory pools and associations	1,991	2,211
Structured settlements	3,806	3,990
Total reinsurance recoverables	$19,182	$19,574

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

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships, and certain fixed income securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments, are not subject to the provisions of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, but are reported at estimated fair value in accordance with FAS 60, Accounting and Reporting by Insurance Enterprises. The fair value of the venture capital investments is based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments. Other non-publicly traded securities are valued based on factors such as management judgment, recent financial information and other market data. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at March 31, 2006:

(in millions)	Carrying Value
Investment partnerships, including hedge funds	$1,803
Fixed income securities	230
Equity investments	111
Real estate partnerships and joint ventures	118
Venture capital	478
Total	$2,740

Impairment charges included in net realized investment gains (losses) were as follows:

2006
(in millions)	1st Quarter

Fixed maturities	$—
Equity securities	1
Venture capital	5
Real estate and other	4
Total	$10

	2005
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fixed maturities	$3	$2	$5	$1
Equity securities	—	—	—	—
Venture capital	6	40	29	5
Real estate and other	—	—	—	18
Total	$9	$42	$34	$24

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2006, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities	$2	$—	$—	$—	$2
Equity securities	—	—	—	—	—
Venture capital	—	1	—	—	1
Total	$2	$1	$—	$—	$3

Unrealized investment losses as of March 31, 2006 represent less than 2% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At March 31, 2006, non-investment grade securities comprised 3% of the Company’s fixed income investment portfolio. Included in those categories at March 31, 2006 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $938 million and a fair value of $905 million, resulting in a net pretax unrealized investment loss of $33 million. These securities in an unrealized loss position represented less than 2% of the total amortized cost and less than 2% of the fair value of the fixed income portfolio at March 31, 2006, and accounted for 4% of the total pretax unrealized investment loss in the fixed income portfolio.

Following are the pretax realized losses on investments sold during the three months ended March 31, 2006:

(in millions)	Loss	Fair Value

Fixed maturities	$34	$870
Equity securities	1	13
Total	$35	$883

Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

OTHER MATTERS

Effective January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R), using the modified prospective method, which amended and replaced previous guidance on measuring and recognizing the cost of employee services received in exchange for an award of equity instruments. This method prescribes the fair value method of accounting as the method for recognizing share-based employee compensation. The Company had previously adopted the fair value method of accounting under FAS 123, Accounting for Stock-based Compensation, on January 1, 2003, using the modified prospective method, to awards granted or modified after December 31, 2002 while retaining the intrinsic value recognition and measurement for stock-based awards granted prior to January 1, 2003. The impact of adopting FAS 123R is to recognize prospectively in earnings the remaining unamortized compensation cost relating to unvested awards granted prior to the Company’s adoption of FAS 123 (January 1, 2003) and which were outstanding on the date of adoption of FAS 123R (January 1, 2006). The Company has unrecognized pretax compensation cost of $9 million related to the portion of awards granted prior to the Company’s adoption of FAS 123 and which were outstanding on the date of adoption of FAS 123R which will be recognized pro rata over the remaining requisite service period (approximately 15 months). The impact on the current period of recognizing the pro rata amount of unrecognized compensation cost due to the adoption of FAS 123R was not significant.

In addition, FAS 123R clarified the accounting treatment for certain grants of equity awards to individuals who are retirement-eligible on the date of grant or who become retirement-eligible prior to the vesting date of the award. Those employees who are retirement-eligible on date of grant or who become retirement eligible prior to vesting are deemed to have met the requisite service condition, and therefore compensation attributable to these employees is to be recognized over the service period to the retirement eligible date. FAS 123R is effective on a prospective basis only. The impact of not previously applying this guidance to awards granted prior to January 1, 2006 that remained outstanding and unvested at January 1, 2006 was not material.

As of March 31, 2006, there was $213 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at March 31, 2006 and December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at March 31, 2006 and December 31, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger. On May 3, 2006, the Company received a letter from the Division of Enforcement of the Securities and Exchange Commission advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

OUTLOOK

The Company expects that the trend of increased severity and frequency of storms experienced in 2005 and 2004 will continue in the foreseeable future. Given the increased severity and frequency of storms, the Company continues to reassess its definition of and exposure to coastal risks, as well as the impact on its reinsurance program. Accordingly, the Company is reviewing its pricing, exposures, return thresholds and terms and conditions it offers in coastal areas. In part as a result of the severity and frequency of storms in 2005 and 2004, the Company expects the cost of reinsurance to increase, and there may be reduced availability of reinsurance coverage. To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations will be adversely impacted. In particular, in the Personal segment (and, to a lesser extent, in the Commercial segment’s Select Accounts market), the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states. Also, particularly in light of the frequency and severity of storms in the past two years, rating agencies are increasing their capital requirements for the Company.

There are currently various state and federal legislative and judicial proposals relating to asbestos liability. At this time, it is not possible to predict the likelihood or timing of such proposals being enacted or the effect if they are enacted. The Company’s ongoing analysis of its asbestos reserves did not assume the adoption of any asbestos reforms. For information about the outlook with respect to asbestos-related claims and liabilities, see “—Asbestos Claims and Litigation” and “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially reduce the Company’s profitability and adversely impact its ratings, its ability to raise capital and the availability and cost of reinsurance; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; reinsurance may not protect the Company against losses; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be significantly and adversely affected; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the insurance industry is the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or their impact on its business or financial results; the Company’s businesses are heavily regulated and changes in regulation may reduce the Company’s profitability and limit its growth; assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements may reduce the Company’s profitability; a downgrade in the Company’s claims-paying and financial strength ratings could significantly reduce its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the Company’s investment portfolio may suffer reduced returns or losses which could reduce the Company’s profitability; the intense competition that the Company faces could harm its ability to maintain or increase its profitability and premium volume; the Company may not be able to execute announced and future strategic initiatives as planned; the inability of the

Company’s insurance subsidiaries to pay dividends to the Company in sufficient amounts would limit its ability to meet its obligations and to pay future dividends; loss or significant restriction of the use of credit scoring in the pricing and underwriting of personal lines products could reduce the Company’s future profitability; disruptions to the Company’s relationships with its distributors, independent agents and brokers could adversely affect the Company’s future income and profitability; if the Company experiences difficulties with outsourcing relationships, its ability to conduct its business might be negatively impacted; and the effects of corporate bankruptcies on surety bond claims.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements. For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted. In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.). On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award. On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds. On March 1, 2006, the Third Circuit stayed the issuance of its mandate in anticipation of TPC’s petition for a writ of certiorari to the United States Supreme Court. On March 15, 2006, TPC filed a petition for a writ of certiorari to the United States Supreme Court.

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

Four appeals were taken from the August 17, 2004 ruling. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.  Judgment was entered on March 31, 2006.

Appeals from the March 29, 2006 ruling have been filed to the U.S. Court of Appeals for the Second Circuit.  Those appeals remain pending, and it is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

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

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation I and II described above.  On June 10, 2005, the Company and the other defendants in Rowe moved to dismiss the complaint. On March 23, 2006, the Court dismissed the complaint without prejudice.

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

Other Proceedings

From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraph.

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

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” branding requirements for salvage automobiles and the reporting of workers’ compensation premiums.   The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or more of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxvix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; and (xxxiv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

Six putative class action lawsuits and three individual actions were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  The plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim. On

February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company. One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005). That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation. On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim. Another individual action, New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Cos., Inc., et al. (N.D. Ga. Apr. 4, 2006), was filed in federal court and asserts claims that are similar to those asserted in In Re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and certain of its affiliates. It has not yet been transferred to the District Court of New Jersey. One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates. Certain defendants in Bensley Construction, Inc., including the Company, removed the action to the United States District Court for the District of Massachusetts. On February 13, 2006, the action was transferred to the District of New Jersey for coordination with In re Insurance Brokerage Antitrust Litigation. Office Depot, Inc. was brought in Florida state court and names several of the Company’s subsidiaries. On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation. The plaintiff in Office Depot, Inc. has appealed. The Company believes that these lawsuits have no merit and intends to defend vigorously.

The Company previously reported that in 2004 it sought guidance from the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters.” After discussions with the staff of the Division of Corporation Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the Securities and Exchange Commission advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company intends to cooperate fully.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial condition or liquidity.

Item 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item 1A, of the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of the Company’s 2005 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period Beginning	Period Ending	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares or (units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Jan. 1, 2006	Jan. 31, 2006	365,118	$45.69	—	—
Feb. 1, 2006	Feb. 28, 2006	120,431	44.65	—	—
March 1, 2006	March 31, 2006	10,702	36.22	—	—
Total		496,251	$45.24	—	—

(1)    All amounts in the table represent shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses, weather and other market conditions.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 3, 2006. At the meeting:

(1)   eleven persons were elected to serve as directors of the Company until the 2007 annual meeting of shareholders;

(2)   the selection of KPMG LLP to serve as the independent registered public accounting firm of the Company for 2006 was ratified;

(3)   the shareholder proposal relating to the vote required to elect directors was approved; and

(4)   the shareholder proposal relating to political contributions was defeated.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter are set forth below, as are the number of broker non-votes, where applicable.

(1)           Election of Directors:

	Votes For	Votes Withheld
John H. Dasburg	609,327,953	19,345,168
Leslie B. Disharoon	591,519,425	37,153,696
Janet M. Dolan	608,002,027	20,671,094
Kenneth M. Duberstein	601,148,207	27,524,915
Jay S. Fishman	610,022,433	18,650,689
Lawrence G. Graev	585,161,231	43,511,890
Thomas R. Hodgson	617,073,365	11,599,757
Robert I. Lipp	591,269,802	37,403,319
Blythe J. McGarvie	602,406,352	26,266,770
Glen D. Nelson, M.D.	597,228,547	31,444,575
Laurie J. Thomsen	617,012,335	11,660,786

(2)           Ratification of independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
592,585,664	29,265,076	4,025,576	—

(3)           Shareholder proposal relating to the vote required to elect directors:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
329,006,412	213,249,576	7,010,494	79,140,493

(4)           Shareholder proposal relating to political contributions:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
143,701,968	357,181,918	48,567,224	78,956,485

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The St. Paul Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Registrant)

Date: May 4, 2006	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Date: May 4, 2006	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The St. Paul Travelers Companies, Inc. (the Company), effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of February 7, 2006, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2006, and are incorporated herein by reference.

10.1		Form of Stock Option Grant Notification and Agreement was filed as Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.

10.2		Form of Restricted Stock Award Notification and Agreement was filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.

10.3		Form of Performance Share Award Notification and Agreement was filed as Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.

10.4

Form of Non-Solicitation and Non-Disclosure Agreement, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company’s Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

†                           Filed herewith