Form 10-Q
period 2006-06-30
ST PAUL TRAVELERS COMPANIES INC
filed 2006-08-03
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes ☐    No ☐

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 28, 2006 was 690,929,458.

The St. Paul Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2006

Item 1. FINANCIAL STATEMENTS

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Premiums	$5,181	$5,109	$10,172	$10,228
Net investment income	874	775	1,749	1,540
Fee income	153	165	303	336
Net realized investment gains (losses)	10	(55)	4	(55)
Other revenues	37	43	77	93
Total revenues	6,255	6,037	12,305	12,142
Claims and expenses
Claims and claim adjustment expenses	3,153	3,101	6,195	6,324
Amortization of deferred acquisition costs	814	783	1,614	1,593
General and administrative expenses	866	789	1,660	1,602
Interest expense	78	70	154	141
Total claims and expenses	4,911	4,743	9,623	9,660
Income from continuing operations before income taxes	1,344	1,294	2,682	2,482
Income tax expense	374	363	706	674
Income from continuing operations	970	931	1,976	1,808
Discontinued operations
Operating loss, net of taxes	—	—	—	(665)
Gain on disposal, net of taxes	—	138	—	138
Income (loss) from discontinued operations, net of taxes	—	138	—	(527)
Net income	$970	$1,069	$1,976	$1,281
Basic earnings per share
Income from continuing operations	$1.40	$1.39	$2.85	$2.70
Income (loss) from discontinued operations	—	0.20	—	(0.79)
Net income	$1.40	$1.59	$2.85	$1.91
Diluted earnings per share
Income from continuing operations	$1.36	$1.33	$2.76	$2.58
Income (loss) from discontinued operations	—	0.19	—	(0.74)
Net income	$1.36	$1.52	$2.76	$1.84
Weighted average number of common shares outstanding
Basic	691.8	669.5	692.0	668.8
Diluted	720.4	710.3	720.6	709.7

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $2,055 and $2,667 subject to securities lending and repurchase agreements) (amortized cost $61,091 and $58,616)	$60,174	$58,983
Equity securities, at fair value (cost $510 and $538)	537	579
Real estate	750	752
Mortgage loans	112	145
Short-term securities	4,947	4,802
Other investments	3,250	3,026
Total investments	69,770	68,287
Cash	274	337
Investment income accrued	781	761
Premiums receivable	6,372	6,124
Reinsurance recoverables	18,812	19,574
Ceded unearned premiums	1,424	1,322
Deferred acquisition costs	1,623	1,527
Deferred tax asset	2,282	2,062
Contractholder receivables	5,470	5,516
Goodwill	3,441	3,442
Intangible assets	839	917
Other assets	2,798	3,318
Total assets	$113,886	$113,187
Liabilities
Claims and claim adjustment expense reserves	$60,196	$61,090
Unearned premium reserves	11,303	10,927
Contractholder payables	5,470	5,516
Payables for reinsurance premiums	791	720
Debt	6,618	5,850
Other liabilities	6,456	6,781
Total liabilities	90,834	90,884
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares and 0.5 shares issued and outstanding)	140	153
Common stock (1,750.0 shares authorized; 691.4 and 693.4 shares issued and outstanding)	18,259	18,096
Retained earnings	5,382	3,750
Accumulated other changes in equity from nonowner sources	(406)	351
Treasury stock, at cost (7.4 and 1.2 shares)	(323)	(47)
Total shareholders’ equity	23,052	22,303
Total liabilities and shareholders’ equity	$113,886	$113,187

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2006	2005
Convertible preferred stock—savings plan
Balance, beginning of year	$153	$193
Redemptions during period	(13)	(20)
Balance, end of period	140	173
Guaranteed obligation—stock ownership plan
Balance, beginning of year	—	(5)
Principal payments	—	5
Balance, end of period	—	—
Total preferred shareholders’ equity	140	173
Common stock
Balance, beginning of year	18,096	17,331
Net shares issued under employee share-based compensation plans	75	87
Compensation amortization under share-based plans and other	88	50
Balance, end of period	18,259	17,468
Retained earnings
Balance, beginning of year	3,750	2,744
Net income	1,976	1,281
Dividends	(343)	(306)
Minority interest and other	(1)	13
Balance, end of period	5,382	3,732
Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	351	952
Change in net unrealized gain (loss) on investment securities	(804)	94
Net change in unrealized foreign currency translation and other changes	47	(22)
Balance, end of period	(406)	1,024
Treasury stock (at cost)
Balance, beginning of year	(47)	(14)
Net shares reacquired related to employee share-based compensation plans	(26)	(14)
Treasury shares acquired — share repurchase program	(250)	—
Balance, end of period	(323)	(28)
Total common shareholders’ equity	22,912	22,196
Total shareholders’ equity	$23,052	$22,369
Common shares outstanding
Balance, beginning of year	693.4	670.3
Net shares issued under employee share-based compensation plans	3.6	4.3
Treasury shares acquired — share repurchase program	(5.6)	—
Balance, end of year	691.4	674.6
Summary of changes in equity from nonowner sources
Net income	$1,976	$1,281
Other changes in equity from nonowner sources, net of tax	(757)	72
Total changes in equity from nonowner sources	$1,219	$1,353

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2006	2005 (1)
Cash flows from operating activities
Net income	$1,976	$1,281
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	527
Net realized investment (gains) losses	(4)	55
Depreciation and amortization	394	386
Deferred federal income tax expense on continuing operations	203	735
Amortization of deferred policy acquisition costs	1,614	1,593
Premiums receivable	(248)	(95)
Reinsurance recoverables	1,006	661
Deferred acquisition costs	(1,710)	(1,601)
Claims and claim adjustment expense reserves	(1,646)	(956)
Unearned premium reserves	375	(189)
Trading account activities	6	6
Excess tax benefits from share-based payment arrangements	(6)	—
Other	(549)	(672)
Net cash provided by operating activities of continuing operations	1,411	1,731
Net cash provided by operating activities of discontinued operations	—	24
Net cash provided by operating activities	1,411	1,755
Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	2,650	2,421
Mortgage loans	29	6
Proceeds from sales of investments:
Fixed maturities	3,174	2,711
Equity securities	126	112
Purchases of investments:
Fixed maturities	(8,049)	(8,566)
Equity securities	(64)	(22)
Mortgage loans	—	(9)
Real estate	(14)	(22)
Short-term securities (purchases) sales, net	(93)	125
Other investments, net	120	452
Securities transactions in course of settlement	509	463
Other	(122)	(48)
Net cash used in investing activities of continuing operations	(1,734)	(2,377)
Net cash used in investing activities of discontinued operations	—	(20)
Net cash used in investing activities	(1,734)	(2,397)
Cash flows from financing activities
Payment of debt	(4)	(481)
Issuance of debt	786	—
Dividends to shareholders	(343)	(307)
Issuance of common stock—employee share options	58	61
Excess tax benefits from share-based payment arrangements	6	—
Treasury stock acquired—share repurchase program	(230)	—
Treasury stock acquired—net employee share-based compensation	(17)	(14)
Other	1	—
Net cash provided by (used in) financing activities of continuing operations	257	(741)
Net cash provided by financing activities of discontinued operations	—	4
Net cash provided by (used in) financing activities	257	(737)
Effect of exchange rate changes on cash	3	(4)
Elimination of cash provided by discontinued operations	—	(8)
Net proceeds from the sale of discontinued operations	—	1,867
Net increase (decrease) in cash	(63)	476
Cash at beginning of period	337	262
Cash at end of period	$274	$738
Supplemental disclosure of cash flow information
Income taxes paid	$253	$371
Interest paid	$164	$179

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

Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 123R - Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R), an amendment to FAS 123, Accounting for Stock-Based Compensation, and a replacement of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the requisite service period.

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

The Company adopted FAS 123R effective January 1, 2006 using modified prospective application.  The adoption of FAS 123R did not have a significant effect on the Company’s results of operations, financial condition or liquidity.  See note 10 of the financial statements for further discussion on the quarter and year-to-date impact of adoption of this standard.

Staff Accounting Bulletin No. 107 - Share-Based Payment

In March 2005, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) as an interpretation by the SEC staff of the interaction between FAS 123R and certain SEC rules and regulations regarding the valuation of share-based payment arrangements. SAB 107 requires that all disclosure requirements for annual reporting be provided for interim periods during the first year of adoption, beginning in the period of adoption.  Accordingly, in note 10 of the financial statements, the Company has included, on a year-to-date basis, the annual disclosure requirements of FAS 123R.

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (FAS 154), which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement of Financial Accounting Standards No. 3, Reporting Changes in Interim Financial Statements.  FAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. FAS 154 was effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Early adoption was permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  It did not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of December 15, 2005.  The adoption of FAS 154 had no impact on the Company’s results of operations, financial condition or liquidity.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss.  It requires the establishment of a new cost basis subsequent to the recognition of an other-than-temporary impairment and certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The FSP is effective for reporting periods beginning after December 15, 2005. The Company had previously implemented these requirements.  Therefore, the adoption of the FSP had no impact on the Company’s results of operations, financial condition or liquidity.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged.  The Company does not expect the impact of adopting SOP 05-1 to have a significant effect on its results of operations, financial condition or liquidity.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the impact of adopting FIN 48 to have a significant effect on results of operations, financial condition or liquidity.

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

The amount of the assets received in an RITC is equal to the accepted claims including incurred but not reported (IBNR) claims and is undiscounted for the time value of money.  Accordingly, there is no gain or loss at the time the assets and liabilities are acquired and recognized by the subsequent year of account.  In addition, there is no impact on reported premiums and losses as a result of an RITC transaction.

Treasury Stock

Treasury stock represents the cost of common stock repurchased by the Company, which stock represents authorized and unissued shares of the Company under the Minnesota Business Corporation Act.

2.                           DISCONTINUED OPERATIONS

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments.  In the second quarter of 2005, the Company began implementing that program, which was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion.

The following transactions occurred in the second quarter of 2005, resulting in net pretax cash proceeds in the quarter of approximately $1.87 billion:

•                                The Company sold 39.9 million shares of Nuveen Investments through a public secondary offering;

•                                Nuveen Investments repurchased approximately 6.1 million shares of its common stock from the Company; and

•                                The Company entered into forward sales agreements with respect to 11.9 million shares of Nuveen Investments’ common stock.

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

Upon closing of the sale of the 39.9 million shares in the secondary offering and the repurchase of the 6.1 million shares by Nuveen Investments in the second quarter of 2005, the Company’s ownership interest in Nuveen Investments declined from approximately 78% to 31%; accordingly, the Company’s remaining investment in Nuveen Investments at June 30, 2005 was accounted for using the equity method of accounting. The divestiture of Nuveen Investments was completed prior to the end of 2005; accordingly, no balances related to Nuveen Investments are included in the Company’s consolidated balance sheet at December 31, 2005.

For the six months ended June 30, 2005, the Company has separately disclosed the operating, investing and financing cash flows attributable to its discontinued operations (Nuveen Investments), which previously were reported as components of cash flows from continuing operations.

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

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(at and for the three months ended June 30, in millions)	Commercial	Specialty	Personal	Total Reportable Segments
2006 Revenues
Premiums	$2,098	$1,456	$1,627	$5,181
Net investment income	510	227	137	874
Fee income	142	11	—	153
Other revenues	7	8	22	37
Total operating revenues (1)	$2,757	$1,702	$1,786	$6,245
Operating income (1)	$517	$287	$203	$1,007
Assets	$73,446	$26,553	$13,101	$113,100

2005 Revenues
Premiums	$2,164	$1,449	$1,496	$5,109
Net investment income	498	173	116	787
Fee income	156	9	—	165
Other revenues	13	8	23	44
Total operating revenues (1)	$2,831	$1,639	$1,635	$6,105
Operating income (1)	$530	$221	$266	$1,017
Assets	$74,961	$23,070	$11,348	$109,379

(at and for the six months ended June 30, in millions)	Commercial	Specialty	Personal	Total Reportable Segments
2006 Revenues
Premiums	$4,128	$2,857	$3,187	$10,172
Net investment income	1,027	449	271	1,747
Fee income	281	22	—	303
Other revenues	13	14	46	73
Total operating revenues (1)	$5,449	$3,342	$3,504	$12,295
Operating income (1)	$1,052	$544	$443	$2,039
Assets	$73,446	$26,553	$13,101	$113,100

2005 Revenues
Premiums	$4,368	$2,905	$2,955	$10,228
Net investment income	978	343	225	1,546
Fee income	319	17	—	336
Other revenues	28	20	47	95
Total operating revenues (1)	$5,693	$3,285	$3,227	$12,205
Operating income (1)	$978	$394	$551	$1,923
Assets	$74,961	$23,070	$11,348	$109,379

(1)             Operating revenues exclude net realized investment gains (losses) and revenues from discontinued operations. Operating income equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Revenue reconciliation
Earned premiums:
Commercial:
Commercial multi-peril	$756	$690	$1,491	$1,360
Workers’ compensation	410	411	798	830
Commercial automobile	412	437	801	874
Property	352	358	688	730
General liability	154	253	334	540
Other	14	15	16	34
Total Commercial	2,098	2,164	4,128	4,368

Specialty:
General liability	538	503	1,067	948
Fidelity and surety	277	248	537	556
Workers’ compensation	110	116	230	236
Commercial automobile	92	107	183	226
Property	137	123	266	217
Commercial multi-peril	7	56	17	121
International	295	296	557	601
Total Specialty	1,456	1,449	2,857	2,905

Personal:
Automobile	910	851	1,782	1,691
Homeowners and other	717	645	1,405	1,264
Total Personal	1,627	1,496	3,187	2,955
Total earned premiums	5,181	5,109	10,172	10,228
Net investment income	874	787	1,747	1,546
Fee income	153	165	303	336
Other revenues	37	44	73	95
Total operating revenues for reportable segments	6,245	6,105	12,295	12,205
Interest Expense and Other	—	(13)	6	(8)
Net realized investment gains (losses)	10	(55)	4	(55)
Total consolidated revenues	$6,255	$6,037	$12,305	$12,142

Income reconciliation, net of tax
Total operating income for reportable segments	$1,007	$1,017	$2,039	$1,923
Interest Expense and Other	(48)	(51)	(69)	(98)
Total operating income from continuing operations	959	966	$1,970	$1,825
Net realized investment gains (losses)	11	(35)	6	(17)
Total income from continuing operations	970	931	1,976	1,808
Discontinued operations	—	138	—	(527)
Total consolidated net income	$970	$1,069	$1,976	$1,281

(at June 30, in millions)	2006	2005
Asset reconciliation
Total assets for reportable segments	$113,100	$109,379
Net assets of discontinued operations	—	784
Other assets (1)	786	1,641
Total consolidated assets	$113,886	$111,804

(1)             The primary components of other assets in 2006 were prepaid pension costs and deferred taxes and in 2005 were invested assets.

4.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2006, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,900	$30	$268	$7,662
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,991	4	65	2,930
Obligations of states, municipalities and political subdivisions	33,989	269	510	33,748
Debt securities issued by foreign governments	1,645	5	20	1,630
All other corporate bonds	14,486	103	478	14,111
Redeemable preferred stock	80	14	1	93
Total	$61,091	$425	$1,342	$60,174

	Amortized	Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,997	$66	$121	$7,942
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,458	18	35	3,441
Obligations of states, municipalities and political subdivisions	31,372	587	137	31,822
Debt securities issued by foreign governments	1,583	11	6	1,588
All other corporate bonds	14,098	201	230	14,069
Redeemable preferred stock	108	14	1	121
Total	$58,616	$897	$530	$58,983

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2006, in millions)	Cost	Gains	Losses	Value
Common stock	$137	$23	$2	$158
Non-redeemable preferred stock	373	12	6	379
Total	$510	$35	$8	$537

		Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Common stock	$136	$24	$3	$157
Non-redeemable preferred stock	402	24	4	422
Total	$538	$48	$7	$579

Real Estate

The Company’s real estate investments include warehouses, office buildings, land and other commercial real estate assets that are directly owned. The Company negotiates commercial leases with individual tenants through unrelated, licensed real estate brokers. Negotiated terms and conditions include, among others, rental rates, length of lease period and improvements to the premises to be provided by the landlord.

Venture Capital

The cost and fair value of investments in venture capital, which are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

		Gross Unrealized		Fair
(at June 30, 2006, in millions)	Cost	Gains	Losses	Value
Venture capital	$404	$98	$3	$499

		Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Venture capital	$406	$91	$2	$495

Variable Interest Entities (VIEs)

The Company has significant interests in the following VIEs which are not consolidated because the Company is not considered to be the primary beneficiary:

•                  The Company has a significant variable interest in one real estate entity. This investment has total assets of approximately $160 million and $143 million as of June 30, 2006 and December 31, 2005, respectively. The carrying value of the Company’s share of this investment was approximately $32 million at June 30, 2006 and $31 million at December 31, 2005, which also represented its maximum exposure to loss. The purpose of the Company’s involvement in this entity is to generate investment returns.

•                  The Company has a significant variable interest in Camperdown UK Limited, which The St. Paul Companies, Inc. (SPC) sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $182 million. The fair value of this obligation as of June 30, 2006 and December 31, 2005 was $68 million and $66 million, respectively.  See “Guarantees” section of note 9.

The Company has other significant interests in variable interest entities that are not material.

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company—These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company. The debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $1.03 billion at June 30, 2006 and December 31, 2005.

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

•                  whether or not the internal valuation committee believes it is probable that the issuer will need financing within six months at a lower price than the Company’s carrying value; and

•                  whether or not the Company has the ability and intent to hold the investment for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than the Company’s cost.

The quarterly valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships and certain fixed income securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments, are not subject to the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, but are reported at estimated fair value in accordance with FAS 60, Accounting and Reporting by Insurance Enterprises. The fair value of the venture capital investments is based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments. Other non-publicly traded securities are valued based on factors such as management judgment, recent financial information and other market data. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized losses by length of time those investments have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$4,544	$153	$2,024	$115	$6,568	$268
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,250	39	529	26	2,779	65
Obligations of states, municipalities and political subdivisions	19,712	419	2,514	91	22,226	510
Debt securities issued by foreign governments	1,398	18	153	2	1,551	20
All other corporate bonds	7,500	249	4,195	229	11,695	478
Redeemable preferred stock	17	1	2	—	19	1
Total fixed maturities	35,421	879	9,417	463	44,838	1,342
Equity securities
Common stock	8	—	11	2	19	2
Nonredeemable preferred stock	55	2	40	4	95	6
Total equity securities	63	2	51	6	114	8
Venture capital	20	3	—	—	20	3
Total	$35,504	$884	$9,468	$469	$44,972	$1,353

	Less than 12 months		12 months or longer		Total
(at December 31, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$4,046	$62	$1,673	$59	$5,719	$121
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,395	18	576	17	2,971	35
Obligations of states, municipalities and political subdivisions	9,524	86	2,331	51	11,855	137
Debt securities issued by foreign governments	547	4	196	2	743	6
All other corporate bonds	4,971	105	3,652	125	8,623	230
Redeemable preferred stock	5	—	10	1	15	1
Total fixed maturities	21,488	275	8,438	255	29,926	530
Equity securities
Common stock	10	1	14	2	24	3
Nonredeemable preferred stock	37	1	30	3	67	4
Total equity securities	47	2	44	5	91	7
Venture capital	18	1	4	1	22	2
Total	$21,553	$278	$8,486	$261	$30,039	$539

Impairment charges included in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Fixed maturities	$—	$2	$—	$5
Equity securities	—	—	1	—
Venture capital	3	40	8	46
Real estate and other	—	—	4	—
Total	$3	$42	$13	$51

5.                       INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of June 30, 2006 and December 31, 2005:

(At June 30, 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$472	$564
Marketing-related	20	20	—
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(64)	255
Total intangible assets subject to amortization	1,247	428	819
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$428	$839

(At December 31 2005, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$403	$633
Marketing-related	20	17	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(70)	261
Total intangible assets subject to amortization	1,247	350	897
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$350	$917

(1)             The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Customer-related	$33	$37	$69	$77
Marketing-related	—	2	3	5
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	3	(4)	6	(11)
Total	$36	$35	$78	$71

Intangible asset amortization expense is estimated to be $75 million for the remainder of 2006, $146 million in 2007, $126 million in 2008, $100 million in 2009 and $86 million in 2010.

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2006 and December 31, 2005:

(in millions)	June 30, 2006	December 31, 2005
Commercial	$1,862	$1,862
Specialty	858	860
Personal	613	613
Other	108	107
Total	$3,441	$3,442

6.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, after tax)	2006	2005	2006	2005
Net income	$970	$1,069	$1,976	$1,281
Change in net unrealized gain (loss) on investment securities	(416)	684	(804)	94
Other changes	35	(18)	47	(22)
Total changes in equity from nonowner sources	$589	$1,735	$1,219	$1,353

7.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2006	2005	2006	2005
Basic
Income from continuing operations, as reported	$970	$931	$1,976	$1,808
Preferred stock dividends, net of taxes	(1)	(2)	(2)	(3)
Income from continuing operations available to common shareholders - basic	$969	$929	$1,974	$1,805

Diluted
Income from continuing operations available to common shareholders	$969	$929	$1,974	$1,805
Effect of dilutive securities:
Convertible preferred stock	1	2	2	3
Zero coupon convertible notes	1	1	2	2
Convertible junior subordinated notes	7	7	13	13
Equity unit stock purchase contracts (1)	—	3	—	7
Income from continuing operations available to common shareholders - diluted	$978	$942	$1,991	$1,830

Common shares
Basic
Weighed average shares outstanding	691.8	669.5	692.0	668.8

Diluted
Weighted average shares outstanding	691.8	669.5	692.0	668.8
Weighted average effects of dilutive securities:
Stock options and other incentive plans	6.0	2.2	6.0	2.2
Convertible preferred stock	3.5	4.3	3.5	4.4
Zero coupon convertible notes	2.4	2.4	2.4	2.4
Convertible junior subordinated notes	16.7	16.7	16.7	16.7
Equity unit stock purchase contracts (1)	—	15.2	—	15.2

Total	720.4	710.3	720.6	709.7

Income from Continuing Operations per Common Share
Basic	$1.40	$1.39	$2.85	$2.70

Diluted	$1.36	$1.33	$2.76	$2.58

(1)             Settled in August 2005.

8.                       PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in continuing operations in the consolidated statement of income.

	Qualified Domestic Plan		Non-qualified and Foreign Plans		Total
(for the three months ended June 30, in millions)	2006	2005	2006	2005	2006	2005
Service cost	$15	$15	$1	$—	$16	$15
Interest on benefit obligation	24	23	3	3	27	26
Expected return on plan assets	(35)	(33)	(2)	(2)	(37)	(35)
Amortization of unrecognized:
Prior service cost	(1)	(1)	—	—	(1)	(1)
Net actuarial loss	2	—	—	—	2	—
Total	$5	$4	$2	$1	$7	$5

	Qualified Domestic Plan		Non-qualified and Foreign Plans		Total
(for the six months ended June 30, in millions)	2006	2005	2006	2005	2006	2005
Service cost	$31	$30	$1	$1	$32	$31
Interest on benefit obligation	49	47	5	5	54	52
Expected return on plan assets	(71)	(67)	(3)	(3)	(74)	(70)
Amortization of unrecognized:
Prior service cost	(3)	(3)	—	—	(3)	(3)
Net actuarial loss	4	—	1	—	5	—
Total	$10	$7	$4	$3	$14	$10

	Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30
(in millions)	2006	2005	2006	2005
Service cost	$—	$1	$1	$2
Interest on benefit obligation	4	5	8	9
Expected return on plan assets	—	(1)	—	(1)
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net actuarial loss	—	—	—	—
Total	$4	$5	$9	$10

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.

Travelers Property Casualty Corp. (TPC) is involved in three significant proceedings (including a bankruptcy proceeding) relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.  The status of the various proceedings is described below.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award.  On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds.  On May 22, 2006, the United States Supreme Court denied TPC’s petition for a writ of certiorari seeking review of the Third Circuit’s decision.  As a result, the matter has been remanded to district court and TPC has asked the district court to remand the arbitration to the panel that initially ruled in favor of TPC for further proceedings consistent with the Third Circuit’s decision.  ACandS has opposed that request.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The district court found the dispute was moot as a result of the arbitration panel’s decision and dismissed the case.  As a result of the January 19, 2006 ruling by the Third Circuit and the Supreme Court’s denial of certiorari, described in the paragraph above, this case has been reinstated.

The Company continues to believe it has meritorious positions in these ACandS-related proceedings and intends to litigate vigorously.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”). Lawsuits seeking similar relief in Ohio have been dismissed.

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

On November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached.  This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies.  After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached.  This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies.  Each of these settlements is contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court in connection with the original Johns-Manville bankruptcy proceedings.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred.  The order also applies to similar direct action claims that may be filed in the future.

Four appeals were taken from the August 17, 2004 ruling. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders while vacating that portion of the bankruptcy court’s orders that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.  Judgment was entered on March 31, 2006.

Appeals from the March 29, 2006 ruling have been filed with the U.S. Court of Appeals for the Second Circuit.  Those appeals remain pending and it is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it.  SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well-established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  On May 26, 2005, the Court of Appeals of Ohio, Eighth District, affirmed the earliest of these favorable rulings.  In Texas, only one court, in June of 2005, has denied the insurers’ initial challenges to the pleadings.  That ruling was contrary to the rulings by other courts in similar cases, and SPC and the other insurer defendants have filed a mandamus petition with the Texas Court of Appeals.

The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation”, “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants have opposed that motion.

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

On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf.  The Court has not yet set a trial date.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

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

On August 1, 2006, the Company entered into an Assurance of Discontinuance with the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of Connecticut, and a Stipulation with the New York State Department of Insurance resolving issues related to their industry-wide investigations described above.

Pursuant to these agreements, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q, the Company will make payments totaling $77 million, $37 million of which will be available for certain excess casualty policyholders and the remaining $40 million of which will be paid in fines or penalties.  These payments have been funded by the $42 million provision for legal expenses recorded in the second quarter of 2006, along with additional amounts that had previously been recorded.  In addition, the Company has agreed to implement certain business reforms.  Among other things, the Company has agreed not to pay any contingent commissions to insurance brokers or agents on excess casualty business in the United States through 2008 and to discontinue paying contingent commissions to insurance brokers or agents on any lines of business if 65% of the United States market for that line does not pay such commissions or has signed a similar agreement.

Previously described industry-wide investigations, other than those resolved on August 1, 2006 as described above, are ongoing, as are the Company’s efforts to cooperate with the authorities, and the various authorities could ask that additional work be performed or reach conclusions different from the Company’s.  Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

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

Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company.  One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005).  That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation.  On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim.  Another individual action, New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Cos., Inc., et al. (N.D. Ga. Apr. 4, 2006), was filed in federal court and asserts claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and certain of its affiliates. It has not yet been transferred to the District Court of New Jersey.  One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates.  On June 22, 2006, the plaintiffs in Bensley Construction voluntarily dismissed their action with prejudice. Office Depot was brought in Florida state court and names several of the Company’s subsidiaries.  On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation.  The plaintiff in Office Depot has appealed.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at June 30, 2006 and December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at June 30, 2006 and December 31, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company is cooperating with the Division’s requests for information.

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities. The Company’s total future estimated obligations related to its venture capital investments were $99 million and $128 million at June 30, 2006 and December 31, 2005, respectively. The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These additional commitments were $1.15 billion and $803 million at June 30, 2006 and December 31, 2005, respectively.

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

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of June 30, 2006, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.84 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at June 30, 2006 was $182 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The fair value of this obligation as of June 30, 2006 was $68 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

10.                SHARE-BASED INCENTIVE COMPENSATION

The Company has a share-based incentive compensation plan, The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan), which was adopted in July 2004 following the merger of SPC and TPC. The purposes of the 2004 Incentive Plan are to reward the efforts of the Company’s non-employee directors, executive officers and other employees and to attract new personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. The number of shares of the Company’s common stock authorized for grant under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below.

In connection with the adoption of the 2004 Incentive Plan, the legacy share-based incentive compensation plans of TPC and of SPC were terminated. Outstanding grants were not affected by the termination of these plans, including the grant of reload options related to prior option grants under the legacy TPC and the legacy SPC share-based incentive compensation plans.

10.                    SHARE-BASED INCENTIVE COMPENSATION

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

In addition to the regular stock option awards described above, certain stock option awards that were granted under the legacy share-based incentive plans of TPC and SPC permit an employee exercising an option to be granted a new option (a reload option) at an exercise price equal to the fair market value of the Company common stock on the date of the reload grant. The legacy TPC reload option is permitted on the stock option awards granted prior to January 2003 at an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest six months after the grant date and are exercisable for the remaining term of the related original option.  The legacy SPC reload option is permitted on stock option awards granted between February 2002 and November 2003 in an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest one year after the grant date and are exercisable for the remaining term of the related original option.

The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. The expected volatility is based on the average historical volatility of the common stock of an industry peer group of entities, due to the limited Company stock history, over the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company’s current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option.  Shares received through option exercises under the reload program are subject to restriction on sale. Discounts, as measured by the estimated cost of protection, have been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the six months ended June 30, 2006:

	Original Grants	Reload Grants
Expected term of stock options	6 – 7 years	1 – 6 years
Expected volatility of the Company’s stock	23.8% – 32.0%	17.2% – 30.4%
Weighted average volatility	30.4%	19.6%
Expected annual dividend per share	$0.92 – $1.04	$0.92 – $1.04
Risk free rate	4.30% – 4.98%	4.31% – 4.98%

A summary of stock option activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive compensation plans as of and for the six months ended June 30, 2006 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	43,864,909	$41.81
Granted:
Original	2,626,612	44.76
Reload	202,746	45.27
Exercised	(1,795,751)	32.77
Forfeited or expired	(1,384,516)	46.84
Outstanding, end of period	43,514,000	$42.21	5.3 years	$194

Vested at end of period (1)	35,249,931	$42.37	4.7 years	$163
Exercisable at end of period	33,349,114	$42.37	4.5 years	$158

(1) Represents awards for which the requisite service has been rendered including those that are retirement eligible.

The following table presents additional information regarding original and reload grants for the six months ended June 30, 2006.

	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$13.61	$4.91
Total intrinsic value of options exercised during the period (in millions)	$20	$1

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

On October 25, 2005, the Company’s Board of Directors approved a Performance Share Awards Program pursuant to the 2004 Incentive Plan. Under the program, which became effective beginning in 2006, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards represent target shares that provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals. The performance goals for performance awards granted in 2006 are based on the Company’s adjusted return on equity over a three-year performance period.  If performance falls short of targeted performance, none or only a portion of the shares will vest after the three-year performance period from date of grant.  If performance exceeds targeted performance, more than 100% (up to a maximum of 160%) of target shares and accumulated dividend equivalents will vest after the three-year performance period from date of grant.

The fair value of restricted stock, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

The total fair value of shares that vested during the six months ended June 30, 2006 was $53 million.

A summary of restricted stock, deferred stock awards and performance share activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive compensation plans as of and for the six months ended June 30, 2006 is as follows:

	Restricted and Deferred Shares		Performance Shares
Other Equity Instruments	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	3,697,335	$35.53	—	$—
Granted	2,115,597	43.32	375,717	44.78
Vested (1)	(1,170,120)	35.63	—	—
Forfeited	(91,901)	38.98	(4,950)	44.80
Outstanding, end of period	4,550,911	$39.06	370,767	$44.78

(1)             Represents awards for which the requisite service has been rendered including those that are retirement eligible. Excludes performance shares which remain subject to attainment of a performance condition.

Share-Based Compensation Recognition

The compensation cost for awards subject to a service condition is based upon the number of equity instruments for which the requisite service period is expected to be rendered. Awards granted to retiree-eligible or to employees that become retiree-eligible before an awards vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome that the performance condition will be achieved. The compensation cost reflects an estimated annual forfeiture rate of 5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.   Compensation cost for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the three months and six months ended June 30, 2006 was $33 million and $81 million, respectively. Included in these amounts are approximately $3.1 million and $6.6 million for the three months and six months ended June 30, 2006, respectively, of compensation costs related to awards granted, prior to the adoption of FAS 123R, to retiree-eligible or to employees that became retiree-eligible before the awards vesting date.  The related tax benefits recognized in earnings were $11 million and $28 million for the three months and six months ended June 30, 2006, respectively.

As of June 30, 2006, there was $182 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, deferred stock and performance shares granted under the Company’s 2004 Incentive Plan and legacy TPC and legacy SPC share-based incentive compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

Upon adoption of FAS 123R, the Company had $9 million of unrecognized pretax compensation cost related to the portion of awards granted prior to the Company’s adoption of FAS 123 (January 1, 2003) which remained unvested and outstanding.  These compensation costs are being recognized ratably over the remaining requisite service period of approximately fifteen months.

The requirement to report unearned compensation as contra-equity in the consolidated balance sheet was eliminated by FAS 123R.  Accordingly, the Company’s unearned compensation balances were reclassified to common stock for all periods presented.

Cash received from the exercise of employee stock options under share-based compensation plans totaled $58 million for the six months ended June 30, 2006. The tax benefit realized for tax deductions from employee stock option exercises totaled $7 million for the six months ended June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$1,069	$(275)	$1,281	$312
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects (1)	15	14	31	19
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effect (2)	(18)	(20)	(37)	(32)
Net income (loss), pro forma	$1,066	$(281)	$1,275	$299

Earnings per share
Basic—as reported	$1.59	$(0.42)	$1.91	$0.56
Diluted—as reported	1.52	(0.42)	1.84	0.56
Basic—pro forma	1.59	(0.43)	1.90	0.54
Diluted—pro forma	1.52	(0.43)	1.83	0.54

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

12.          SHARE REPURCHASE PROGRAM

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months ended June 30, 2006, the Company repurchased 5,638,335 shares under the program for a total cost of approximately $250 million, or an average of $44.37 per share.

13.          ISSUANCE OF SENIOR DEBT

In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036.  The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively.  The notes pay interest semi-annually on June 20 and December 20 of each year, beginning December 20, 2006, and rank equally with all of the Company’s other senior unsecured indebtedness.  Either series of senior notes are redeemable in whole or in part from time to time prior to maturity at a redemption price equal to the greater of: 100% of the principal amount of senior notes to be redeemed; or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate plus 20 basis points for the 6.25% senior unsecured notes due June 20, 2016 and 25 basis points for the 6.75% senior unsecured notes due June 20, 2036.  Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million.

14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of June 30, 2006.

Prior to the merger of SPC and TPC, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended June 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,458	$1,723	$—	$—	$5,181
Net investment income	581	268	25	—	874
Fee income	152	1	—	—	153
Net realized investment gains (losses)	(7)	24	(7)	—	10
Other revenues	33	3	3	(2)	37
Total revenues	4,217	2,019	21	(2)	6,255

Claims and expenses
Claims and claim adjustment expenses	2,127	1,026	—	—	3,153
Amortization of deferred acquisition costs	533	281	—	—	814
General and administrative expenses	573	288	7	(2)	866
Interest expense	35	—	43	—	78
Total claims and expenses	3,268	1,595	50	(2)	4,911

Income (loss) before income taxes	949	424	(29)	—	1,344
Income tax expense (benefit)	271	113	(10)	—	374
Equity in earnings of subsidiaries, net of tax	—	—	989	(989)	—
Net income	$678	$311	$970	$(989)	$970

(1)                          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the six months ended June 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$6,797	$3,375	$—	$—	$10,172
Net investment income	1,195	511	43	—	1,749
Fee income	301	2	—	—	303
Net realized investment gains (losses)	(3)	35	(28)	—	4
Other revenues	62	14	6	(5)	77
Total revenues	8,352	3,937	21	(5)	12,305
Claims and expenses
Claims and claim adjustment expenses	4,162	2,033	—	—	6,195
Amortization of deferred acquisition costs	1,062	552	—	—	1,614
General and administrative expenses	1,101	551	13	(5)	1,660
Interest expense	70	—	84	—	154
Total claims and expenses	6,395	3,136	97	(5)	9,623
Income (loss) before income taxes	1,957	801	(76)	—	2,682
Income tax expense (benefit)	514	222	(30)	—	706
Equity in earnings of subsidiaries, net of tax	—	—	2,022	(2,022)	—
Net income	$1,443	$579	$1,976	$(2,022)	$1,976

(1)                          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended June 30, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,611	$1,498	$—	$—	$5,109
Net investment income	551	235	(11)	—	775
Fee income	163	2	—	—	165
Net realized investment gains (losses)	(62)	(30)	37	—	(55)
Other revenues	34	9	5	(5)	43
Total revenues	4,297	1,714	31	(5)	6,037
Claims and expenses
Claims and claim adjustment expenses	2,127	974	—	—	3,101
Amortization of deferred acquisition costs	579	204	—	—	783
General and administrative expenses	580	182	32	(5)	789
Interest expense	36	—	34	—	70
Total claims and expenses	3,322	1,360	66	(5)	4,743
Income (loss) from continuing operations before income taxes	975	354	(35)	—	1,294
Income tax expense (benefit)	279	225	(141)	—	363
Equity in earnings of subsidiaries, net of tax	—	—	1,016	(1,016)	—
Income from continuing operations	696	129	1,122	(1,016)	931
Discontinued operations
Operating income (loss), net of taxes	—	(1)	1	—	—
Gain (loss) on disposal, net of taxes	—	192	(54)	—	138
Income (loss) from discontinued operations	—	191	(53)	—	138
Net income	$696	$320	$1,069	$(1,016)	$1,069

(1)                          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the six months ended June 30, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,101	$3,127	$—	$—	$10,228
Net investment income	1,081	467	(8)	—	1,540
Fee income	331	5	—	—	336
Net realized investment losses	(28)	(22)	(5)	—	(55)
Other revenues	70	22	6	(5)	93
Total revenues	8,555	3,599	(7)	(5)	12,142
Claims and expenses
Claims and claim adjustment expenses	4,253	2,071	—	—	6,324
Amortization of deferred acquisition costs	1,154	439	—	—	1,593
General and administrative expenses	1,192	387	28	(5)	1,602
Interest expense	71	(1)	71	—	141
Total claims and expenses	6,670	2,896	99	(5)	9,660
Income (loss) from continuing operations before income taxes	1,885	703	(106)	—	2,482
Income tax expense (benefit)	541	311	(178)	—	674
Equity in earnings of subsidiaries, net of tax	—	—	1,846	(1,846)	—
Income (loss) from continuing operations	1,344	392	1,918	(1,846)	1,808
Discontinued operations
Operating loss, net of taxes	—	(82)	(583)	—	(665)
Gain (loss) on disposal, net of taxes	—	192	(54)	—	138
Income (loss) from discontinued operations	—	110	(637)	—	(527)
Net income	$1,344	$502	$1,281	$(1,846)	$1,281

(2)                          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)
At June 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,055 subject to securities lending and repurchase agreements) (amortized cost $61,091)	$38,192	$21,546	$436	$—	$60,174
Equity securities, at fair value (cost $510)	367	110	60	—	537
Real estate	7	743	—	—	750
Mortgage loans	96	16	—	—	112
Short-term securities	1,832	947	2,168	—	4,947
Other investments	1,882	1,288	80	—	3,250
Total investments	42,376	24,650	2,744	—	69,770
Cash	189	81	4	—	274
Investment income accrued	474	305	9	(7)	781
Premiums receivable	4,026	2,346	—	—	6,372
Reinsurance recoverables	13,701	5,111	—	—	18,812
Ceded unearned premiums	1,023	401	—	—	1,424
Deferred acquisition costs	1,311	312	—	—	1,623
Deferred tax asset	1,551	611	120	—	2,282
Contractholder receivables	4,675	795	—	—	5,470
Goodwill	2,412	1,029	—	—	3,441
Intangible assets	295	544	—	—	839
Investment in subsidiaries	—	—	24,212	(24,212)	—
Other assets	1,892	678	426	(198)	2,798
Total assets	$73,925	$36,863	$27,515	$(24,417)	$113,886
Liabilities
Claims and claim adjustment expense reserves	$39,501	$20,695	$—	$—	$60,196
Unearned premium reserves	7,604	3,699	—	—	11,303
Contractholder payables	4,675	795	—	—	5,470
Payables for reinsurance premiums	337	454	—	—	791
Debt	2,622	152	4,042	(198)	6,618
Other liabilities	4,410	1,632	421	(7)	6,456
Total liabilities	59,149	27,427	4,463	(205)	90,834
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	140	—	140
Common stock (1,750.0 shares authorized; 691.4 shares issued and outstanding)	—	745	18,259	(745)	18,259
Additional paid-in capital	9,902	7,715	—	(17,617)	—
Retained earnings	5,022	1,238	5,382	(6,260)	5,382
Accumulated other changes in equity from nonowner sources	(148)	(262)	(406)	410	(406)
Treasury stock, at cost (7.4 shares)	—	—	(323)	—	(323)
Total shareholders’ equity	14,776	9,436	23,052	(24,212)	23,052
Total liabilities and shareholders’ equity	$73,925	$36,863	$27,515	$(24,417)	$113,886

(1)                          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,667 subject to securities lending and repurchase agreements) (amortized cost $58,616)	$37,582	$20,957	$444	$—	$58,983
Equity securities, at fair value (cost $538)	435	86	58	—	579
Real estate	7	745	—	—	752
Mortgage loans	107	38	—	—	145
Short-term securities	2,142	1,551	1,109	—	4,802
Other investments	1,701	1,235	90	—	3,026
Total investments	41,974	24,612	1,701	—	68,287
Cash	136	200	1	—	337
Investment income accrued	471	286	7	(3)	761
Premiums receivable	3,843	2,281	—	—	6,124
Reinsurance recoverables	14,966	4,608	—	—	19,574
Ceded unearned premiums	1,000	322	—	—	1,322
Deferred acquisition costs	1,218	309	—	—	1,527
Deferred tax asset	1,330	581	151	—	2,062
Contractholder receivables	4,422	1,094	—	—	5,516
Goodwill	2,412	1,030	—	—	3,442
Intangible assets	316	601	—	—	917
Investment in subsidiaries	—	—	23,708	(23,708)	—
Other assets	2,292	743	478	(195)	3,318
Total assets	$74,380	$36,667	$26,046	$(23,906)	$113,187
Liabilities
Claims and claim adjustment expense reserves	$41,213	$19,877	$—	$—	$61,090
Unearned premium reserves	7,418	3,509	—	—	10,927
Contractholder payables	4,422	1,094	—	—	5,516
Payables for reinsurance premiums	282	438	—	—	720
Debt	2,623	147	3,272	(192)	5,850
Other liabilities	4,297	2,017	471	(4)	6,781
Total liabilities	60,255	27,082	3,743	(196)	90,884
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.5 shares issued and outstanding)	—	—	153	—	153
Common stock (1,750.0 shares authorized; 693.4 shares issued and outstanding)	(24)	745	18,096	(721)	18,096
Additional paid-in capital	9,916	7,724	—	(17,640)	—
Retained earnings	3,835	1,154	3,750	(4,989)	3,750
Accumulated other changes in equity from nonowner sources	398	(38)	351	(360)	351
Treasury stock, at cost (1.2 shares)	—	—	(47)	—	(47)
Total shareholders’ equity	14,125	9,585	22,303	(23,710)	22,303
Total liabilities and shareholders’ equity	$74,380	$36,667	$26,046	$(23,906)	$113,187

(1)                          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,443	$579	$1,976	$(2,022)	$1,976
Net adjustments to reconcile net income to net cash provided by operating activities	(553)	(119)	(1,915)	2,022	(565)
Net cash provided by (used in) operating activities	890	460	61	—	1,411

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	1,678	968	4	—	2,650
Mortgage loans	7	22	—	—	29
Proceeds from sales of investments:
Fixed maturities	1,625	1,528	21	—	3,174
Equity securities	83	43	—	—	126
Purchases of investments:
Fixed maturities	(4,817)	(3,214)	(18)	—	(8,049)
Equity securities	(3)	(61)	—	—	(64)
Real estate	—	(14)	—	—	(14)
Short-term securities sales (purchases), net	310	654	(1,057)	—	(93)
Other investments, net	47	73	—	—	120
Securities transactions in course of settlement	606	(97)	—	—	509
Other	(120)	(2)	—	—	(122)
Net cash provided by (used in) investing activities	(584)	(100)	(1,050)	—	(1,734)

Cash flows from financing activities
Payment of debt	—	—	(4)	—	(4)
Issuance of debt	—	—	786	—	786
Dividends to shareholders	—	—	(343)	—	(343)
Issuance of common stock — employee share options	—	—	58	—	58
Excess tax benefits from share-based payment arrangements	4	2	—	—	6
Treasury shares acquired — share repurchase program	—	—	(230)	—	(230)
Treasury shares acquired — net employee share-based compensation	—	—	(17)	—	(17)
Dividends received by (paid to) parent company	(255)	(500)	755	—	—
Capital contributions and loans between subsidiaries	—	16	(16)	—	—
Other	(2)	—	3	—	1
Net cash provide by (used in) financing activities	(253)	(482)	992	—	257
Effect of exchange rate changes on cash	—	3	—	—	3
Net increase (decrease) in cash	53	(119)	3	—	(63)
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$189	$81	$4	$—	$274

Supplemental disclosure of cash flow information
Income taxes paid (received)	$361	$(106)	$(2)	$—	$253
Interest paid	$69	$—	$95	$—	$164

(1)           The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2005 (1)

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (2)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,344	$502	$1,281	$(1,846)	$1,281
Net adjustments to reconcile net income to net cash provided by operating activities	(302)	355	(1,449)	1,846	450
Net cash provided by (used in) operating activities of continuing operations	1,042	857	(168)	—	1,731
Net cash provided by operating activities of discontinued operations	—	24	—	—	24
Net cash provided by (used in) operating activities	1,042	881	(168)	—	1,755

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	1,446	974	1	—	2,421
Mortgage loans	6	—	—	—	6
Proceeds from sales of investments:
Fixed maturities	1,882	680	149	—	2,711
Equity securities	93	18	1	—	112
Purchases of investments:
Fixed maturities	(4,488)	(3,390)	(688)	—	(8,566)
Equity securities	(1)	(21)	—	—	(22)
Mortgage loans	—	(9)	—	—	(9)
Real estate	(6)	(16)	—	—	(22)
Short-term securities sales (purchases), net	471	861	(1,207)	—	125
Other investments, net	421	31	—	—	452
Securities transactions in course of settlement	377	(7)	93	—	463
Other	(57)	9	—	—	(48)
Net cash provided by (used in) by investing activities of continuing operations	144	(870)	(1,651)	—	(2,377)
Net cash used in investing activities of discontinued operations	—	(20)	—	—	(20)
Net cash provided by (used in) investing activities	144	(890)	(1,651)	—	(2,397)

Cash flows from financing activities
Payment of debt	—	—	(481)	—	(481)
Dividends to shareholders	—	—	(307)	—	(307)
Issuance of common stock —- employee share options	—	—	61	—	61
Treasury shares acquired — net employee share-based compensation	—	—	(14)	—	(14)
Intercompany dividends	(860)	133	727	—	—
Capital contributions and loans between subsidiaries	—	45	(45)	—	—
Net cash provided by (used in) financing activities of continuing operations	(860)	178	(59)	—	(741)
Net cash provided by financing activities of discontinued operations	—	4	—	—	4
Net cash used in financing activities	(860)	182	(59)	—	(737)

Effect of exchange rate changes on cash	—	(4)	—	—	(4)
Elimination of cash provided by discontinued operations	—	(8)	—	—	(8)
Net proceeds from sale of discontinued operations	—	—	1,867	—	1,867
Net increase (decrease) in cash	326	161	(11)	—	476
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$492	$240	$6	$—	$738

Supplemental disclosure of cash flow information
Income taxes paid (received)	$697	$(76)	$(250)	$—	$371
Interest paid	$69	$6	$104	$—	$179

(1)            See note 2.

(2)            The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2006 Second Quarter Consolidated Results of Operations

•                   Income from continuing operations and net income of $970 million, or $1.40 per share basic and $1.36 diluted

•                   Net favorable prior year reserve development of $101 million pretax ($68 million after-tax)

•                   Net written premiums of $5.65 billion

•                   GAAP combined ratio of 89.8%

•                   Pretax net investment income of $874 million ($673 million after-tax)

2006 Second Quarter Consolidated Financial Condition

•                   Total assets of $113.89 billion, up $699 million from December 31, 2005

•                   Total investments of $69.77 billion, up $1.48 billion from December 31, 2005; fixed maturities and short-term securities comprise 93% of total investments

•                   Repurchased 5.6 million common shares for total cost of approximately $250 million under $2 billion share repurchase program

•                   Shareholders’ equity of $23.05 billion, up $749 million from December 31, 2005; book value per common share of $33.14

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2006	2005	2006	2005
Revenues
Premiums	$5,181	$5,109	$10,172	$10,228
Net investment income	874	775	1,749	1,540
Fee income	153	165	303	336
Net realized investment gains (losses)	10	(55)	4	(55)
Other revenues	37	43	77	93
Total revenues	6,255	6,037	12,305	12,142
Claims and expenses
Claims and claim adjustment expenses	3,153	3,101	6,195	6,324
Amortization of deferred acquisition costs	814	783	1,614	1,593
General and administrative expenses	866	789	1,660	1,602
Interest expense	78	70	154	141
Total claims and expenses	4,911	4,743	9,623	9,660
Income from continuing operations before income taxes	1,344	1,294	2,682	2,482
Income tax expense	374	363	706	674
Income from continuing operations	970	931	1,976	1,808
Discontinued operations:
Operating loss, net of taxes	—	—	—	(665)
Gain on disposal, net of taxes	—	138	—	138
Income (loss) from discontinued operations, net of taxes	—	138	—	(527)
Net income	$970	$1,069	$1,976	$1,281
Income from continuing operations per share
Basic	$1.40	$1.39	$2.85	$2.70
Diluted	$1.36	$1.33	$2.76	$2.58
GAAP combined ratio
Loss and loss adjustment expense ratio	59.5%	59.4%	59.2%	60.4%
Underwriting expense ratio	30.3	28.2	30.2	28.7
GAAP combined ratio	89.8%	87.6%	89.4%	89.1%

The Company’s discussions related to all items, other than net income, income from continuing operations, income (loss) from discontinued operations, and segment operating income, are presented on a pretax basis, unless otherwise noted.

Overview

Income from continuing operations in the second quarter of 2006 totaled $970 million, or $1.36 per share diluted, 4% higher than income from continuing operations of $931 million, or $1.33 per share diluted, in the same period of 2005, due to growth in net investment income, net realized investment gains (compared with net realized investment losses in the second quarter of 2005) and modestly higher net favorable prior year reserve development compared with the same period of 2005.  Net favorable prior year reserve development in the second quarter of 2006 resulted from improved frequency and severity trends primarily in auto, property, and general liability, and net favorable prior year reserve development in the Company’s International operations, partially offset by net unfavorable prior year reserve development in assumed reinsurance.  All of the Company’s business segments continued to produce strong underwriting results in the second quarter of 2006, despite a higher level of catastrophe losses and an increase in general and administrative expenses.  For the six months ended June 30, 2006, income from continuing operations of $1.98 billion was 9% higher than in the same period of 2005, driven by the same factors impacting the growth in second quarter 2006 income.

Revenues

Earned Premiums

The $72 million increase in earned premiums in the second quarter of 2006 over the same 2005 period was driven by strong growth in the Personal segment, reflecting the impact of new business and continued renewal price increases.  That growth was partially offset by a decline in Commercial earned premiums, primarily reflecting a significant decline in runoff operations.  Earned premiums in the Specialty segment in the second quarter of 2006 increased slightly over the same 2005 period, as growth in the majority of businesses comprising this segment was substantially offset by the impact of the sale of certain operations.  Through the first six months of 2006, earned premiums declined by $56 million compared with the same 2005 period, as strong growth in the Personal segment was more than offset by earned premium declines in the Specialty segment (primarily due to the sale of certain operations) and in the Commercial segment (driven by the decline in runoff operations).

Net Investment Income

Net investment income of $874 million in the second quarter of 2006 grew $99 million, or 13%, over the same 2005 period.  Through the first six months of 2006, net investment income of $1.75 billion was $209 million, or 14%, higher than in the same period of 2005.  The increases in 2006 were primarily generated by growth in the Company’s fixed maturity portfolio and higher yields on short-term securities and taxable fixed maturity securities.  The amortized cost of that portfolio totaled $61.09 billion at June 30, 2006, $4.87 billion higher than at the same date in 2005.  The increase in the portfolio reflected strong operational cash flows over the preceding twelve months and the investment of $532 million of proceeds in the third quarter of 2005 from the completion of the divestiture of Nuveen Investments.  In addition, the Company issued senior notes in the second quarter of 2006, resulting in net proceeds of approximately $786 million that were invested in taxable fixed maturity securities.  The Company’s non-fixed maturity investment portfolio also produced strong levels of net investment income in the second quarter and first six months of 2006.

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

Fee Income

The National Accounts market in the Commercial segment is the primary source of the Company’s fee-based business.  The decline in fee income in the second quarter and first six months of 2006 compared with the same periods of 2005 is described in the Commercial segment discussion that follows.

Net Realized Investment Gains (Losses)

Net realized investment gains in the second quarter of 2006 totaled $10 million, compared with net realized investment losses of $55 million in the same period of 2005.  The 2006 total included $41 million of net realized investment gains resulting from the sale of two venture capital holdings, which were substantially offset by $34 million of net realized investment losses from the sale of fixed maturity investments.  Realized investment losses in the second quarter of 2005 included $45 million of net realized investment losses related to U.S. Treasury futures, which require a daily mark-to-market settlement and are used to shorten the duration of the Company’s fixed maturity investment portfolio, and $42 million of impairment losses (concentrated in the venture capital portfolio).  These losses were partially offset by a $60 million realized investment gain from the sale of one venture capital holding.  Through the first six months of 2006, net realized investment gains totaled $4 million, compared with net realized investment losses of $55 million in the same 2005 period.  The year-to-date 2006 total included $37 million of realized investment gains related to U.S. Treasury futures, $41 million of net realized gains from the venture capital sales in the second quarter described previously and $29 million of realized investment losses related to the Company’s holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company.  The year-to-date 2005 total was driven by net realized investment losses related to U.S. Treasury futures and impairment losses.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Three Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Commercial	$2,573	$2,217	$2,481	$2,047
Specialty	1,784	1,657	1,758	1,545
Personal	1,840	1,781	1,670	1,624
Total	$6,197	$5,655	$5,909	$5,216

	Six Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Commercial	$5,092	$4,302	$5,232	$4,239
Specialty	3,454	2,774	3,449	2,699
Personal	3,461	3,353	3,148	3,058
Total	$12,007	$10,429	$11,829	$9,996

Gross and net written premiums in the second quarter of 2006 increased 5% and 8%, respectively, over the same period of 2005.  All business segments recorded strong growth in net written premiums over the second quarter of 2005.  In the Commercial segment, premium growth was impacted by higher business retention rates for casualty and non-catastrophe exposed property coverages, and strong renewal price increases for Southeastern U.S. catastrophe-prone exposures.  In addition, Commercial’s National Accounts market recorded an increase in net written premiums over the second quarter of 2005, primarily reflecting a lower amount of ceded premiums.  In the Specialty segment, the $112 million increase in net written premium volume in the second quarter of 2006 primarily reflected increased business volume and reduced ceded premiums in the Bond operation, renewal price increases in the Company’s operations at Lloyd’s, and strong growth in Oil and Gas, Financial and Professional Services and in operations in Canada.  The 10% increase in Personal net written premiums over the second quarter of 2005 was driven by continued growth in new business volume and renewal price increases.  Through the first six months of 2006, gross and net written premium volume grew 2% and 4%, respectively, over the same period of 2005, primarily driven by the same factors impacting premium growth in the second quarter of the year, the impact of which were partially offset by premium declines in the Commercial and Specialty segments in the first quarter of the year.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses of $3.15 billion in the second quarter of 2006 were $52 million higher than the 2005 total of $3.10 billion.  The 2006 total reflected $101 million of net favorable prior year reserve development and $67 million of catastrophe losses, whereas the 2005 total included $75 million of net favorable prior year reserve development and $11 million of catastrophe losses.  The majority of net favorable prior year reserve development in the second quarters of both years was concentrated in the Personal segment, reflecting better than expected auto bodily injury loss experience.  In addition, the Specialty segment recorded $39 million of net favorable prior year reserve development in the second quarter of

2006, primarily related to its International Specialty operations.  Catastrophe losses in the second quarter of 2006 were exclusive to the Personal segment and resulted from three wind, hail and rain events in several regions of the United States.  Catastrophe losses in the second quarter of 2005 were also exclusive to the Personal segment. Through the first six months of 2006, claims and claim adjustment expenses of $6.20 billion were $129 million, or 2%, lower than in the same 2005 period.  Net favorable prior year reserve development in the first six months of 2006 and 2005 totaled $150 million and $130 million, respectively.  Catastrophe losses in the same periods totaled $67 million and $42 million, respectively.

General and Administrative Expenses

General and administrative expenses totaled $866 million in the second quarter of 2006, compared with $789 million in the same 2005 period.  The 10% increase in 2006 primarily reflected a $42 million provision for legal expenses related to investigations of various business practices by certain governmental agencies (see Part II, Item 1 — Legal Proceedings), costs related to the Company’s recently launched national advertising campaign and investments made in information systems and personnel throughout the Company’s business segments to support business growth and product development.  These increases were partially offset by the impact of the favorable resolution of certain prior year state tax matters in the second quarter of 2006.  Through the first six months of 2006, general and administrative expenses of $1.66 billion were 4% higher than in the same 2005 period, as the factors contributing to the increase in second quarter expenses were partially offset by certain tax benefits and lower premium tax-related expenses in the first quarter of the year.

On January 1, 2006, the Company adopted the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R), using the modified prospective method.  FAS 123R amended and replaced previous guidance on measuring and recognizing the cost of employee services received in exchange for an award of equity instruments.  It prescribes the fair value method of accounting as the method for recognizing share-based employee compensation.  Staff Accounting Bulletin No. 107 (SAB 107) is an interpretation by the SEC Staff of the interaction between FAS 123R and certain SEC rules and regulations regarding the valuation of share-based payment arrangements.  SAB 107 requires that all disclosure requirements for annual reporting be provided for interim periods during the first year of adoption, beginning with the period of adoption.

The Company had previously adopted the fair value method of accounting under FAS 123, Accounting for Stock-based Compensation, on January 1, 2003, using the modified prospective method, to awards granted or modified after December 31, 2002 while retaining the intrinsic value recognition and measurement for stock-based awards granted prior to January 1, 2003.  There was no impact on prior period financial statements upon adoption of FAS 123R.

The impact of adopting FAS 123R is to recognize prospectively in earnings the remaining unamortized compensation cost relating to unvested awards granted prior to the Company’s adoption of FAS 123 (January 1, 2003) and which were outstanding on the date of adoption of FAS 123R (January 1, 2006).  Upon adoption of FAS 123R, the Company had $9 million of unrecognized pretax compensation cost related to the portion of awards granted prior to the Company’s adoption of FAS 123 (January 1, 2003) which remained unvested and outstanding.  These compensation costs are being recognized ratably over the remaining requisite service period of approximately fifteen months.

As of June 30, 2006, there was $182 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

Interest Expense

Interest expense in the second quarter and first six months of 2006 was $8 million and $13 million higher, respectively, than the same periods of 2005 primarily due to the issuance in November 2005 of $400 million, 5.50% senior notes and, to a lesser extent, the issuance in June 2006 of $400 million, 6.75% senior notes and $400 million, 6.25% senior notes.

GAAP Combined Ratios

The consolidated loss and loss adjustment expense ratio (loss ratio) of 59.5 in the second quarter of 2006 was virtually level with the 2005 second quarter loss ratio of 59.4.  The 2006 and 2005 second quarter loss ratios included benefits of 2.0 points and 1.5 points, respectively, from net favorable prior year reserve development.  Catastrophe losses accounted for 1.3 points of the 2006 second quarter loss ratio, compared with 0.2 points in the same 2005 period.  Through the first six months of 2006, the loss ratio of 59.2 was 1.2 points improved over the 2005 six-month loss ratio of 60.4, primarily reflecting the impact of favorable loss experience.  The 2006 and 2005 year-to-date loss ratios included benefits of 1.5 points and 1.2 points, respectively, from net favorable prior year reserve development.  Catastrophe losses accounted for 0.7 points and 0.4 points, respectively, of the year-to-date 2006 and 2005 loss ratios.   The underwriting expense ratios for the second quarter and first six months of 2006 were 2.1 points and 1.5 points, respectively, higher than the underwriting expense ratios in the same 2005 periods.  The increases primarily reflect the impact of the increase in general and administrative expenses described previously.  In addition, the 2006 second quarter and six-month ratios were negatively impacted by a decline in National Accounts’ fee income, a portion of which is accounted for as a reduction of expenses for purposes of calculating the expense ratio.

Discontinued Operations

In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments.   In the second quarter of 2005, the Company began implementing that program, which was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion.

The following transactions occurred in the second quarter of 2005, resulting in net pretax cash proceeds in the quarter of approximately $1.87 billion:

•           The Company sold 39.9 million shares of Nuveen Investments through a public secondary offering;

•           Nuveen Investments repurchased approximately 6.1 million shares of its common stock from the Company; and

•           The Company entered into forward sales agreements with respect to 11.9 million shares of Nuveen Investments’ common stock.

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

Upon closing of the sale of the 39.9 million shares in the secondary offering and the repurchase of the 6.1 million shares by Nuveen Investments in the second quarter of 2005, the Company’s ownership interest in Nuveen Investments declined from approximately 78% to 31%; accordingly, the Company’s remaining investment in Nuveen Investments at June 30, 2005 was accounted for using the equity method of accounting.

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

Results of the Company’s Commercial segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Revenues:
Earned premiums	$2,098	$2,164	$4,128	$4,368
Net investment income	510	498	1,027	978
Fee income	142	156	281	319
Other revenues	7	13	13	28
Total revenues	$2,757	$2,831	$5,449	$5,693

Total claims and expenses	$2,045	$2,101	$4,014	$4,359

Operating income	$517	$530	$1,052	$978

Loss and loss adjustment expense ratio	60.0%	61.7%	60.1%	63.5%
Underwriting expense ratio	30.4	27.8	30.0	28.5
GAAP combined ratio	90.4%	89.5%	90.1%	92.0%

Overview

Operating income of $517 million in the second quarter of 2006 was $13 million, or 2%, below operating income of $530 million in the same 2005 period, primarily reflecting an increase in general and administrative expenses and reductions in the amount of fee income and net favorable prior year reserve development.  Through the first six months of 2006, operating income of $1.05 billion was $74 million, or 8%, higher than operating income of $978 million in the same period of 2005.  Both periods of 2006 benefited from growth in net investment income.  In the second quarter and first six months of 2006, declines in earned premiums and fee income were substantially offset by reductions in claims and claim adjustment expenses.  There were no catastrophe losses incurred in the second quarter or first six months of 2006 and 2005.

Earned Premiums

Earned premiums of $2.10 billion and $4.13 billion in the second quarter and first six months of 2006, respectively, declined 3% and 5% from the respective periods of 2005.  The second quarter decline reflected a continuing reduction in runoff operations’ earned premiums, where business is being intentionally non-renewed.  The year-to-date decline reflected the runoff impact, as well as a decline in first quarter earned premiums in ongoing operations due to a lower level of written premiums in 2005.

Net Investment Income

Refer to the “Net Investment Income” section of the “Revenues” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools. The $14 million and $38 million declines in fee income in the second quarter and first six months of 2006, respectively, compared with the same 2005 periods, resulted from lower serviced claim volume in workers’ compensation residual market pools, the impact on fee income from lower loss costs due to California workers’ compensation reforms and lower new business volume due to increased competition.

Claims and Expenses

Claim and claim adjustment expenses in the second quarter of 2006 totaled $1.32 billion, down $74 million, or 5%, from the same period of 2005.  Through the first six months of 2006, claims and claims adjustment expenses of $2.63 billion were $285 million, or 10%, lower than in the same 2005 period.  The declines in both periods were related to the decline in earned premiums and also reflected the continuation of favorable loss experience.  Net favorable prior year reserve development totaled $4 million and $10 million in the second quarters of 2006 and 2005, respectively.  Net favorable prior year reserve development resulting from improved frequency and severity trends primarily in the auto, property, and general liability lines of business in Commercial Accounts and Select Accounts in the second quarter of 2006 was largely offset by net unfavorable prior year reserve development in assumed reinsurance, which is in runoff.  Through the first six months of 2006 and 2005, net favorable prior year reserve development totaled $14 million and $4 million, respectively.  There were no catastrophe losses incurred in the Commercial segment during the six months ended June 30, 2006 and 2005.

General and administrative expenses in the second quarter 2006 were $28 million higher than in the same period of 2005.  The increase primarily reflected a provision for legal expenses related to investigations of various business practices by certain governmental agencies, costs associated with the Company’s recently launched national advertising campaign and additional expenditures related to information systems and personnel to support business growth and product development.  Through the first six months of 2006, general and administrative expenses were $29 million lower than in the same period of 2005, as the second quarter increase in expenses described above was more than offset by expense reductions in the first quarter of the year related to a decline in business volume and a decline in premium tax-related expenses.

GAAP Combined Ratio

The 1.7 point and 3.4 point improvements in the loss and loss adjustment expense ratios for the second quarter and first six months of 2006, respectively, over the same 2005 periods primarily reflected the continuation of favorable loss experience.  The loss and loss expense ratio in the second quarter and first six months of 2006 reflected benefits from net favorable prior year loss development of 0.2 points and 0.3 points, respectively.  The benefits from net favorable prior year reserve development in the same periods of 2005 were 0.5 points and 0.1 points, respectively.  The underwriting expense ratios for the second quarter and first six months of 2006 were 2.6 points and 1.5 points higher than the underwriting expense ratios in the respective periods of 2005, primarily reflecting the second quarter increase in expenses described above, and the impact of declines in fee income and earned premiums.  (A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio).

Written Premiums

The Commercial segment’s gross and net written premiums by market were as follows:

	Three Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Commercial Accounts	$1,291	$1,196	$1,134	$1,068
Select Accounts	713	705	729	719
National Accounts	549	298	577	238
Total Commercial Core	2,553	2,199	2,440	2,025
Commercial Other	20	18	41	22
Total Commercial	$2,573	$2,217	$2,481	$2,047

	Six Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Commercial Accounts	$2,538	$2,329	$2,363	$2,195
Select Accounts	1,408	1,384	1,435	1,403
National Accounts	1,123	566	1,316	579
Total Commercial Core	5,069	4,279	5,114	4,177
Commercial Other	23	23	118	62
Total Commercial	$5,092	$4,302	$5,232	$4,239

Gross and net written premiums in the second quarter of 2006 increased 4% and 8%, respectively, compared with the same period of 2005.  In Commercial Accounts, net written premiums in the second quarter of 2006 were $128 million, or 12%, higher than in the same period of 2005, impacted by higher business retention rates for casualty and non-catastrophe exposed property coverages, strong renewal price increases for Southeastern U.S. catastrophe-prone exposures and the transfer of small business insurance programs from Select Accounts to Commercial Accounts.  New business volume was down slightly when compared with the second quarter of 2005.  Net written premiums through the first six months of 2006 in Commercial Accounts grew 6% over the same period of 2005.  In the Select Accounts market, net written premiums in the second quarter and first six months of 2006 declined 2% and 1%, respectively, from the same periods of 2005.  The declines were primarily due to a reduction in premium volume from small business insurance programs, the majority of which was transferred to the Commercial Accounts market as noted previously.  Business retention rates and new business volume increased over the second quarter of 2005, while renewal price changes were down from the same period of 2005.

In National Accounts, net written premiums in the second quarter of 2006 increased by $60 million, or 25%, over the same period of 2005, primarily reflecting changes in the reinsurance program for the Company’s Discover Re operation which resulted in a lower amount of ceded written premiums.  Through the first six months of 2006, net written premiums in National Accounts declined by $13 million from the same 2005 period, as the second quarter increase was more than offset by several factors, including a reduction in premiums related to favorable loss experience on retrospectively rated policies, changes in the effective dates of certain large account renewals, a reduction in assumed premiums from involuntary auto residual market pools and lower new business volume.

In Commercial Other, the decline in 2006 second-quarter and year-to-date premium volume compared with the same periods of 2005 reflected the intentional non-renewal of business in the runoff operations comprising this category.

Specialty

The Specialty segment provides a full range of standard and specialized insurance coverages and services through dedicated underwriting, claims handling and risk management groups. The segment comprises two primary groups: Domestic Specialty and International Specialty.

•                  Domestic Specialty includes several marketing and underwriting groups, each of which possesses customer expertise and offers products and services to address its respective customers’ specific needs. These groups include Financial and Professional Services, Bond, Construction, Technology, Ocean Marine, Oil and Gas, Public Sector, Underwriting Facilities and Excess Casualty (previously known as Umbrella/Excess & Surplus Group).

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

Results of the Company’s Specialty segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Revenues:
Earned premiums	$1,456	$1,449	$2,857	$2,905
Net investment income	227	173	449	343
Fee income	11	9	22	17
Other revenues	8	8	14	20
Total revenues	$1,702	$1,639	$3,342	$3,285
Total claims and expenses	$1,306	$1,329	$2,591	$2,738
Operating income	$287	$221	$544	$394

Loss and loss adjustment expense ratio	55.5%	59.9%	56.6%	62.1%
Underwriting expense ratio	33.1	31.0	33.0	31.5
GAAP combined ratio	88.6%	90.9%	89.6%	93.6%

Overview

Operating income of $287 million in the second quarter of 2006 improved by $66 million, or 30%, over the same period of 2005.  Through the first six months of 2006, operating income of $544 million was $150 million higher than in the same period of 2005.  The increases in both periods were driven by higher net investment income and net favorable prior year reserve development, which were partially offset by an increase in general and administrative expenses and acquisition costs.  Through the first six months of 2006, no catastrophe losses were incurred in the Specialty segment, whereas the same period of 2005 included pretax catastrophe losses of $19 million.  Operating results in 2006 also benefited from continued favorable loss experience in the majority of underwriting groups comprising this segment.

Earned Premiums

Earned premiums in the second quarter of 2006 grew less than 1% over the second quarter of 2005.  Growth in the Bond, Financial and Professional Services, and Oil and Gas operations was largely offset by a decline in Construction and the impact of the Company’s sale of its Personal Catastrophe Risk operation in November 2005.  Earned premiums in the second quarter of 2005 included $32 million from the Personal Catastrophe Risk operation.  For the six months ended June 30, 2005, earned premiums included $63 million from the Personal Catastrophe Risk operation and $32 million from classes of personal lines business at Lloyd’s that were sold in the first quarter of 2005.

Net Investment Income

Refer to the “Net Investment Income” section of the “Revenues” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Claims and Expenses

Claims and claims adjustment expenses in the second quarter of 2006 totaled $817 million, down $58 million, or 7%, from the same period of 2005.  The 2006 total reflected $39 million of net favorable prior year reserve development, whereas the 2005 total included $16 million of net unfavorable prior year reserve development.  The net favorable development in 2006 was primarily related to the Company’s International operations.  No catastrophe losses were incurred in the second quarters of 2006 or 2005.  Through the first six months of 2006, claims and claims adjustment expenses of $1.63 billion were $178 million, or 10%, lower than the 2005 six-month total of $1.81 billion.  The 2006 total reflected $48 million of net favorable prior year reserve development, compared with net unfavorable prior year reserve development of $69 million in the same 2005 period that was primarily driven by loss development on hurricanes that occurred in 2004.  The decline in claims and claims adjustment expenses in the first half of 2006 also reflected the impact of the Company’s sale of its Personal Catastrophe Risk operation in November 2005 and the continuation of favorable loss experience.

General and administrative expenses in the second quarter and first six months of 2006 were $20 million and $25 million higher than in the respective periods of 2005.  The increase in the second quarter of 2006 primarily reflected a provision for legal expenses related to investigations of various business practices by certain governmental agencies, costs associated with the Company’s recently launched national advertising campaign and additional expenditures related to information systems to support business growth and product development.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the second quarter of 2006 improved 4.4 points compared with the same period of 2005.  The second quarter 2006 ratio included a 2.7 point benefit from net favorable prior year reserve development, whereas the 2005 second quarter ratio included a 1.1 point impact from net unfavorable prior year reserve development.  The improvement in 2006 also reflected continued favorable loss experience.  There were no catastrophe losses in the second quarters of 2006 or 2005.  The 2.1 point increase in the second quarter 2006 underwriting expense ratio compared with the 2005 second quarter ratio primarily reflected the increase in expenses described above.  Through the first six months of 2006, the loss and loss adjustment expense ratio included a 1.7 point benefit of net favorable prior year reserve development, compared with a 2.4 negative impact from net unfavorable prior year reserve development in the same period of 2005.  In addition, the 2006 year-to-date ratio included no catastrophe losses, whereas the 2005 six-month ratio included a 0.6 point impact from catastrophes.

Written Premiums

Specialty’s gross and net written premiums by market were as follows:

	Three Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Construction	$245	$251	$256	$261
Bond	425	412	401	368
Financial and Professional Services	249	248	234	232
Other	471	391	512	388
Total Domestic Specialty	1,390	1,302	1,403	1,249
International Specialty	394	355	355	296
Total Specialty	$1,784	$1,657	$1,758	$1,545

	Six Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Construction	$507	$503	$521	$511
Bond	832	616	772	531
Financial and Professional Services	463	337	434	352
Other	913	730	993	745
Total Domestic Specialty	2,715	2,186	2,720	2,139
International Specialty	739	588	729	560
Total Specialty	$3,454	$2,774	$3,449	$2,699

The Specialty segment’s net written premiums in the second quarter of 2006 grew $112 million, or 7%, over the same period of 2005.  In Domestic Specialty operations, net written premium growth was concentrated in the Bond operation, driven by increases in construction surety business and reductions in ceded premiums due to favorable loss experience.  In addition, increases in Financial and Professional Services and Oil and Gas business volume more than offset declines in Construction volume and the impact of the sale of the Personal Catastrophe Risk operation.  In Domestic Specialty in total, business retention rates in the second quarter of 2006 increased over the same 2005 period.  Renewal price changes remained positive and were level with the second quarter of 2005, and new business volume in the second quarter of 2006 was down slightly from the same 2005 period (excluding the Personal Catastrophe Risk operation).  In International

Specialty, net written premiums in the second quarter of 2006 grew 20% over the same period of 2005, primarily driven by renewal price increases for Southeastern U.S. catastrophe-prone exposures in the Company’s operations at Lloyd’s, and strong growth in Canadian operations.  Business retention rates in International Specialty (excluding the Lloyd’s operations) in the second quarter of 2006 were level with the same period of 2005, and new business volume increased modestly over the second quarter of 2005.  Through the first six months of 2006, net written premiums grew $75 million, or 3%, over the same 2005 period, primarily due to the same factors driving premium growth in the second quarter, partially offset by premium declines experienced in Financial and Professional Services and International Specialty in the first quarter of the year.

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

Results of the Company’s Personal segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Revenues:
Earned premiums	$1,627	$1,496	$3,187	$2,955
Net investment income	137	116	271	225
Other revenues	22	23	46	47
Total revenues	$1,786	$1,635	$3,504	$3,227

Total claims and expenses	$1,491	$1,244	$2,863	$2,416

Operating income	$203	$266	$443	$551

Loss and loss adjustment expense ratio	62.2%	55.4%	60.5%	53.9%
Underwriting expense ratio	27.9	26.2	27.8	26.3
GAAP combined ratio	90.1%	81.6%	88.3%	80.2%

Overview

Operating income of $203 million and $443 million in the second quarter and first six months of 2006, respectively, declined $63 million and $108 million from the respective periods of 2005.  The decline in operating income in 2006 was primarily driven by higher catastrophe losses, lower net favorable prior year reserve development and an increase in general and administrative expenses.  These factors were partially offset by an increase in net investment income and strong premium growth.

Earned Premiums

Earned premiums in the second quarter and first six months of 2006 grew 9% and 8%, respectively, over the same periods of 2005, primarily due to continued strong business retention rates, new business volume and renewal price increases over the preceding twelve months.

Net Investment Income

Refer to the “Net Investment Income” section of the “Revenues” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter and first six months of 2006 totaled $1.01 billion and $1.93 billion, respectively, increases of 22% and 21% over the respective periods of 2005. The increases in 2006 reflected the growth in earned premium volume, an increase in catastrophe losses and a reduction of net favorable prior year reserve development. The 2006 totals reflected $67 million of catastrophe losses incurred in the second quarter resulting from three wind, hail and rainstorm events in Texas, the Southeast and the Northeast. Catastrophe losses in the second quarter and first six months of 2005 totaled $11 million and $23 million, respectively. Net favorable prior year reserve development in the second quarter and first six months of 2006 totaled $58 million and $88 million, respectively, compared with net favorable prior year reserve development of $81 million and $195 million in the respective periods of 2005. The favorable development in both years was primarily driven by better than expected auto bodily injury loss experience. In addition, in 2005, a decline in the frequency of non-catastrophe losses in the Homeowners and Other line of business contributed to the year-to-date net favorable prior year reserve development.

General and administrative expenses of $197 million and $380 million in the second quarter and first six months of 2006, respectively, increased 22% and 20% over the respective periods of 2005, primarily reflecting a provision for legal expenses related to investigations of various business practices by certain governmental agencies, costs associated with the Company’s recently launched national advertising campaign, and continuing investments to support business growth and product development.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 62.2 for the second quarter of 2006 was 6.8 points higher than the comparable 2005 ratio of 55.4. The 2006 ratio included a 4.1 point impact of catastrophe losses and a 3.6 point benefit from net favorable prior year reserve development, whereas the 2005 second quarter ratio included a 0.7 point impact of catastrophe losses and a 5.4 point benefit from net favorable prior year reserve development. The second quarter 2006 loss and loss adjustment expense ratio also reflected the cost of investments in strategic claim initiatives. Through the first six months of 2006, the loss and loss adjustment expense ratio of 60.5 was 6.6 points higher than the 2005 six-month ratio, primarily reflecting the impact of higher catastrophe losses, lower levels of net favorable prior year reserve development in 2006 and investments in strategic claim initiatives. The underwriting expense ratios in the second quarter and first six months of 2006 were 1.7 points and 1.5 points higher than the respective periods of 2005, primarily due to the increase in expenses described above.

Written Premiums

Personal’s gross and net written premiums by product line were as follows:

	Three Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Automobile	$960	$951	$888	$878
Homeowners and Other	880	830	782	746
Total Personal	$1,840	$1,781	$1,670	$1,624

	Six Months Ended June 30,
	2006		2005
(in millions)	Gross	Net	Gross	Net

Automobile	$1,902	$1,883	$1,758	$1,732
Homeowners and Other	1,559	1,470	1,390	1,326
Total Personal	$3,461	$3,353	$3,148	$3,058

Gross and net written premiums in the second quarter and first six months of 2006 increased 10% over the respective periods of 2005. In the Automobile line of business, premium growth was driven by a significant increase in new business volume, which reflected the continued marketplace acceptance of the Company’s multivariate pricing product that had been introduced in 33 states and the District of Columbia by the end of the second quarter. Renewal price changes in the Automobile line of business in the second quarter and first six months of 2006 remained positive, but declined when compared with the same periods of 2005. In the Homeowners and Other line of business, written premium growth in 2006 was driven by continued renewal price increases and strong new business volume. Business retention rates in both the Automobile and Homeowners and Other lines of business in the second quarter and first six months of 2006 remained strong and were consistent with the same periods of 2005.

The Personal segment had approximately 6.9 million and 6.4 million policies in force at June 30, 2006 and 2005, respectively.

Interest Expense and Other

	Three Months Ended June 30,
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Net loss	$(48)	$(51)	$(69)	$(98)

The net loss for Interest Expense and Other in the second quarter of 2006 was $3 million less than the loss in the same period of 2005, as an increase in interest expense in 2006 related to new debt issuances was more than offset by the absence of expenses associated with the amortization of the discount on forward contracts related to the Company’s divestiture of Nuveen Investments, and the favorable resolution of various prior year state tax matters. The $29 million decline in net loss for Interest and Other through the first six months of 2006 compared with the same period of 2005 primarily reflected the favorable resolution of various prior year federal and state tax matters in 2006 and the absence of the Nuveen-related expenses mentioned previously.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, TPC has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the United States District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Certain parties to the proceeding have filed appeals of the District Court’s affirmance.  No briefing schedule has been set.  If the rulings of the district court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending direct action claims against it.  (Also, see “Part II — Item 1, Legal Proceedings”).

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

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in the first six months of 2006 were $242 million, compared with $191 million in the same period of 2005. Approximately 58% in the first six months of 2006 and 38% in the first six months of 2005 of total net paid losses related to policyholders with whom the Company previously entered into settlement agreements limiting the Company’s liability. At June 30, 2006, net asbestos reserves totaled $4.12 billion, compared with $3.74 billion at June 30, 2005. The increase was primarily due to an $830 million charge to strengthen reserves in the fourth quarter of 2005, partially offset by loss payments made during the twelve-month period ended June 30, 2006.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2006	2005

Beginning reserves:
Direct	$5,103	$4,775
Ceded	(739)	(843)
Net	4,364	3,932

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Accretion of discount:
Direct	—	1
Ceded	—	—
Net	—	1

Losses paid:
Direct	265	249
Ceded	(23)	(58)
Net	242	191

Ending reserves:
Direct	4,838	4,527
Ceded	(716)	(785)
Net	$4,122	$3,742

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

At June 30, 2006, approximately 78% of the net environmental reserve (approximately $289 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 22% of the net environmental reserve (approximately $83 million), consists of case reserves.

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

Gross paid losses in the first six months of 2006 and 2005 were $115 million and $178 million, respectively.  TPC made a significant settlement with one policyholder in 2005.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.  The first two payments related to this settlement were made during 2005 and the final payment was made in the first quarter of 2006.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2006	2005
Beginning reserves:
Direct	$494	$725
Ceded	(69)	(84)
Net	425	641

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	115	178
Ceded	(62)	(5)
Net	53	173

Ending reserves:
Direct	379	547
Ceded	(7)	(79)
Net	$372	$468

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2006 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed its most recent annual ground-up review during the fourth quarter of 2005. Also see “Part II — Item 1, Legal Proceedings.”

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  The timing and amount of catastrophe claims, including terrorism, are inherently unpredictable.  Such claims increase liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.  Additionally, the volatility of asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities of continuing operations in the first six months of 2006 and 2005 totaled $1.41 billion and $1.73 billion, respectively.  The decline in 2006 primarily reflected the impact of higher claim and claim adjustment expense payments in the first quarter of the year related to catastrophe losses incurred in the third and fourth quarters of 2005.  Net cash flows from operating activities in the second quarter of 2006 totaled $849 million, compared with $703 million in the same period of 2005, primarily reflecting the impact of a decline in tax payments, lower runoff claim payments and an increase in net investment income.

Net cash flows used in investing activities of continuing operations in the first six months of 2006 and 2005 totaled $1.73 billion and $2.38 billion, respectively. Fixed maturity securities accounted for the majority of investment purchases in both years.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios.  The average duration of fixed maturities and short-term securities was 4.2 years at June 30, 2006, compared with 3.9 years at December 31, 2005.

The Company also invests much smaller amounts in equity securities, venture capital and real estate. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

The primary goals of the Company’s asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows.  Generally, the expected principal and interest payments produced by the Company’s fixed income portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the present value of the net insurance liabilities, plus the positive cash flow from newly sold policies and the large amount of high quality liquid bonds provides assurance of the Company’s ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

At June 30, 2006, total cash, short-term invested assets and other readily marketable securities aggregating $2.73 billion were held at the holding company level, including approximately $786 million of net proceeds from the issuance of debt in June 2006, which the Company intends to use to prefund maturing and redeemable debt (described in more detail in the following paragraph).  The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet its liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.

Net cash flows provided by financing activities of continuing operations in the first six months of 2006 totaled $257 million, compared with net cash flows used by financing activities of $741 million in the same 2005 period.  The 2006 total reflected the issuance of debt, partially offset by dividends to shareholders and common share repurchases.  In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036.  The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively.  Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million, which the Company intends to apply to the redemption of approximately $593 million of 7.60% subordinated debentures that are redeemable on November 13, 2006, $150 million of 6.75% senior notes maturing on November 15, 2006 and $56 million of medium-term notes with a weighted average interest rate of 7.00% maturing at various dates during the second half of 2006.  If however, the Company were to incur any material adverse development as a result of, among other things, one or more significant, natural or man-made catastrophes prior to the application of all of the proceeds as described above, the Company could decide to defer, in whole or in part, the redemption of the subordinated debentures and use those amounts instead for working capital.  Net cash used in financing activities in 2005 was driven by repayment of debt and dividends to shareholders.

Dividends paid to shareholders totaled $343 million and $307 million in the first six months of 2006 and 2005, respectively. On August 3, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share.  The dividend is payable September 29, 2006 to shareholders of record on September 8, 2006. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date; however, the Company anticipates that it will be substantially completed by early 2008.  The timing and actual number of shares to be repurchased in the future will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  The repurchases are being financed with internally-generated funds.  During the three months ended June 30, 2006, the Company repurchased 5,638,335 shares under the program for a total cost of approximately $250 million, or an average of $44.37 per share.

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

Upon completion of the merger of SPC and TPC on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $17 million and $34 million in the first six months of 2006 and 2005, respectively, reduced reported interest expense.

RATINGS

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short and long-term borrowing needs. Agency ratings are not a recommendation to buy, sell or hold any security and they may be revised or withdrawn at any time by the rating organization.  Each agency’s rating should be evaluated independently of any other agency’s rating.  The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred.

The following rating agency actions were taken with respect to the Company from April 1, 2006 through July 28, 2006:

•                   On May 3, 2006, Moody’s affirmed the long-term debt ratings (senior unsecured debt at A3) of the Company and the IFS ratings on members of the St. Paul Travelers Inter-Company Pool (Aa3).  The outlook for these ratings was changed to stable from negative.

•                   On May 30, 2006, A.M. Best affirmed the financial strength rating (FSR) of “A+” (Superior) and issuer credit ratings (ICR) of “aa-” of St. Paul Travelers Insurance Companies and its property/casualty members. Concurrently, A.M. Best affirmed the debt ratings of “a-” on senior debt, “bbb+” on subordinated debt, “bbb” on trust preferred securities, “bbb” on preferred stock and “AMB-1” on commercial paper of The St. Paul Travelers Companies, Inc.  Additionally, A.M. Best downgraded the FSR to “A-” (Excellent) from “A” (Excellent) and assigned an ICR of “a-” to First Floridian Auto and Home Insurance Company.

•                   On June 14, 2006, S&P raised its FSR ratings on the St. Paul Travelers Reinsurance Pool to “AA-” from “A+” and  raised its counterparty credit rating on The St. Paul Travelers Companies, Inc. to “A-” from “BBB+.”  The ratings outlooks are stable.

•      On June 15, 2006, S&P assigned its “A-” senior debt rating to the $800 million senior unsecured notes due in 2016 and 2036 issued by the Company in June 2006.

•      On June 15, 2006, A.M. Best assigned a debt rating of “a-” to the $800 million senior unsecured notes due in 2016 and 2036 issued by the Company in June 2006.

•      On June 15, 2006, Fitch announced that it expected to assign an “A-” debt rating to the $800 million senior unsecured notes due in 2016 and 2036 planned to be issued by the Company in June 2006.

•      On June 16, 2006, Moody’s assigned an “A3” debt rating to the $800 million senior unsecured notes due in 2016 and 2036 issued by the Company in June 2006, and affirmed the stable outlook it had announced on May 3, 2006.

•      On July 28, 2006, Fitch affirmed all ratings of The St. Paul Travelers Companies, Inc., including the issuer default rating of “A,” the “A-” ratings on senior unsecured notes and the “BBB+” ratings on subordinated notes and capital securities.  In addition, the “AA-” insurer financial strength ratings on members of the St. Paul Travelers Inter-Company Pool was affirmed.  The ratings outlooks are stable.

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the St. Paul Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A., St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of August 3, 2006.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
St. Paul Travelers Reinsurance Pool(a,b)	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA- (4th of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	AA- (4th of 24)
Northland Pool(c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA- (4th of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA- (4th of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	AA- (4th of 24)
Travelers Europe	A+ (2nd of 16)	Aa3 (4th of 21)	A+ (5th of 21)	—
Discover Reinsurance Company	A- (4th of 16)	—	—	—
Afianzadora Insurgentes, S.A.	A- (4th of 16)	—	—	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—
St. Paul Travelers Insurance Company Limited	A (3rd of 16)	—	—	—

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

(b)            The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Atlantic Insurance Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., Gulf Underwriters Insurance Company, Seaboard Surety Company, Select Insurance Company, St. Paul Fire and Casualty Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.

(c)             The Northland Pool consists of: Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company and American Equity Specialty Insurance Company.

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of August 3, 2006.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch

Senior debt	a- (7th of 22)	A3 (7th of 21)	A- (7th of 22)	A- (7th of 22)
Subordinated debt	bbb+ (8th of 22)	Baa (8th of 21)	BBB (9th of 22)	A- (7th of 22)
Junior subordinated debt	bbb+ (8th of 22)	Baa (8th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb (9th of 22)	Baa (8th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Preferred stock	bbb (9th of 22)	Baa2 (9th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Commercial paper.	AMB-1 (2nd of 6)	Prime-2 (2nd of 4)	A-2 (3rd of 8)	F-2 (3rd of 8)

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for loss and loss adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company attempts to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved—favorable or unfavorable.

Because establishment of loss reserves is an inherently uncertain process involving estimates, currently established reserves may change. The Company reflects adjustments, as necessary to reserves in the results of operations in the period the estimates are changed.

There are also risks which impact the estimation of ultimate costs for catastrophes.  For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves.  Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage and business interruption costs; and reinsurance collectibility.  The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period.  The estimates related to catastrophes are adjusted, as necessary, as actual claims emerge.

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.49 billion at June 30, 2006. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

The Company acquired SPC’s runoff health care reserves in the merger of SPC and TPC, which are included in the General Liability product line in the table below.  SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed.  SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its conclusions with regard to these reserves since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed  evaluate three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the current reserve established for that individual claim.  These three indicators are related such that if one deteriorates, improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The Company’s current view is that it has recorded a reasonable reserve for its medical malpractice exposures as of June 30, 2006.

Claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2006			December 31, 2005
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$7,786	$12,242	$20,028	$8,198	$12,251	$20,449
Property	1,711	1,085	2,796	1,987	1,050	3,037
Commercial multi-peril	2,140	2,705	4,845	2,448	2,901	5,349
Commercial automobile	2,615	1,822	4,437	2,792	1,885	4,677
Workers’ compensation	8,994	6,230	15,224	8,816	6,374	15,190
Fidelity and surety	1,089	781	1,870	1,240	673	1,913
Personal automobile	1,473	1,194	2,667	1,470	1,138	2,608
Homeowners and personal—other	468	932	1,400	709	987	1,696
International and other	3,481	3,368	6,849	3,033	3,055	6,088
Property-casualty	29,757	30,359	60,116	30,693	30,314	61,007
Accident and health	71	9	80	74	9	83
Claims and claim adjustment expense reserves	$29,828	$30,368	$60,196	$30,767	$30,323	$61,090

The $894 million decline in gross claims and claim adjustment expense reserves since December 31, 2005 primarily reflected loss payouts for the third and fourth quarter 2005 hurricanes, loss payouts related to asbestos reserves and runoff operations, and net favorable prior year reserve development.  These factors were partially offset by an increase for reserves acquired through reinsurance to close included in International and other reserves.  See note 11 to the consolidated financial statements.

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

A basic premise in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated.  Significant structural changes to the available data, product mix or organization can materially impact the reserve estimation process.

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

For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being low frequency/high severity, while lines without this “large claim” sensitivity are referred to as “high frequency/low severity”. Estimates of claim liabilities for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims. As a result, the role of judgment is much greater for these reserve estimates. In contrast, high frequency/low severity lines tend to have much greater spread of estimation risk, such that the impact of individual claims are relatively minor and the range of reasonable reserve estimates is narrower and more stable.

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

Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. For example, the merger of SPC and TPC resulted in the exposure of each other’s actuaries and claim departments to different products, data histories, analysis methodologies, claim settlement experts and more robust data when viewed on a combined basis. This impacted the range of estimates produced by the Company’s actuaries, as they reacted to new data, approaches and sources of expertise to draw upon. It also resulted in additional levels of uncertainty, as past trends (that were a function of past products, past claim handling procedures, past claim departments, and past legal and other experts) may not repeat themselves, as those items affecting the trends change or evolve due to the merger. This also increased the potential for material variation in estimates, as experts can have differing views as to the impact of these frequently evolutionary changes. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the new organization.

Risk Factors

The major causes of material uncertainty (“risk factors”) generally will vary for each product line, as well as for each separately analyzed component of the product line. In a few cases, such risk factors are explicit assumptions of the estimation method and in most cases, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Some risk factors will affect more than one product line. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a product line. Individual risk factors are also subject to interactions with other risk factors within product line components.

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

Such an assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform. This is due to the need to evaluate the underlying cause of the trends observed and may include the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company’s estimated claim liabilities. The final estimate selected by management in a reporting period is a function of these detailed analyses of past data, adjusted to reflect any new actionable information.

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	June 30, 2006	December 31, 2005
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$13,863	$14,177
Allowance for uncollectible reinsurance	(799)	(804)
Net reinsurance recoverables	13,064	13,373
Mandatory pools and associations	1,986	2,211
Structured settlements	3,762	3,990
Total reinsurance recoverables	$18,812	$19,574

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

Investment Impairments

See note 4 to the consolidated financial statements.

OTHER MATTERS

Renewal of Catastrophe Reinsurance Coverage

The Company utilizes reinsurance agreements with nonaffiliated reinsurers to manage its exposure to losses resulting from one occurrence.  The General Catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence.  The coverage provided under the General Catastrophe reinsurance treaties, effective for the time periods indicated, is as follows:

July 1, 2005 - June 30, 2006		July 1, 2006 - June 30, 2007
Layer of Loss	Reinsurance Coverage In-Force	Layer of Loss	Reinsurance Coverage In-Force
$750 million - $1.0 billion	38.4% ($96 million) of loss retained by the Company; 61.6% ($154 million) of loss covered by catastrophe treaty	$1 billion - $1.50 billion	72.4% ($362 million) of loss retained by the Company; 27.6% ($138 million) of loss covered by catastrophe treaty

$1.0 billion - $2.0 billion	27.9% ($279 million) of loss retained by the Company; 72.1% ($721 million) of loss covered by catastrophe treaty	$1.50 billion - $2.25 billion	44.0% ($330 million) of loss retained by the Company; 56.0% ($420 million) of loss covered by catastrophe treaty

Greater than $2.0 billion	Loss 100% retained by the Company	Greater than $2.25 billion	Loss 100% retained by the Company

These agreements exclude nuclear, chemical, biochemical and radiological losses and all terrorism losses as defined by the Terrorism Risk Insurance Act of 2002 and the Terrorism Risk Insurance Extension Act of 2005. The current agreement covers all of the Company’s exposures in the United States and Canada and their possessions and waters contiguous thereto, the Caribbean and Mexico.  For business underwritten in Canada, the United Kingdom, Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.  The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

In addition to renewing its General Catastrophe treaty, the Company also purchased a Northeast General Catastrophe treaty providing $500 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine, and waters contiguous thereto.  In a covered event, the treaty allows for losses from other regions to be utilized to satisfy the retention.

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at June 30, 2006 and December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at June 30, 2006 and December 31, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC. The Company is cooperating with the Division’s requests for information.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

OUTLOOK

The Company believes that the trend of increased severity and frequency of storms experienced in 2005 and 2004 may continue in the foreseeable future. Given the increased severity and frequency of storms, the Company has reassessed its definition of and exposure to coastal risks, as well as the impact on its reinsurance program.  Accordingly, the Company is reviewing the pricing, exposures, return thresholds and terms and conditions it offers in coastal areas.  In part as a result of the severity and frequency of storms in 2005 and 2004, the Company’s cost of reinsurance has increased and the amount of reinsurance coverage purchased has been reduced.  The cost of reinsurance may continue to increase and availability may continue to decline.  To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations may be adversely impacted.  In particular, in the Personal segment (and, to a lesser extent, in the Commercial segment’s Select Accounts market), the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states.  Also, particularly in light of the frequency and severity of storms in the past two years, rating agencies are increasing their capital requirements for the Company.

There are currently various state and federal legislative and judicial proposals relating to asbestos liability. At this time, it is not possible to predict the likelihood or timing of such proposals being enacted or their effect if they are enacted. The Company’s ongoing analysis of its asbestos reserves did not assume the adoption of any asbestos reforms. For information about the outlook with respect to asbestos-related claims and liabilities, see “—Asbestos Claims and Litigation” and “—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance and statements about the Company’s share repurchase plans are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, income from continuing operations, net and operating income and return on equity), financial condition and liquidity; the sufficiency of asbestos and other reserves (including, among others, asbestos claim payment patterns); post-merger expense savings; the cost and availability of reinsurance coverage; and strategic initiatives.  Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially reduce the Company’s profitability and adversely impact its ratings, its ability to raise capital and the availability and cost of reinsurance; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; reinsurance may not protect the Company against losses; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be significantly and adversely affected; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the Company may incur loss and loss adjustment expenses as a result of disclosures by, and investigations of, companies for which it has written directors’ and officers’ insurance relating to possible accounting irregularities, corporate governance issues and stock option “backdating,” “spring-loading” and other stock option grant practices; the insurance industry, including the Company, is the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or their impact on its business or financial results; the Company’s businesses are heavily regulated and changes in regulation may reduce the Company’s profitability and limit its growth; assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements may reduce the Company’s profitability; a downgrade in the Company’s claims-paying and financial strength ratings could significantly reduce its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the Company’s investment portfolio may suffer reduced returns or losses which could reduce its profitability; the intense competition that the Company faces could harm its ability to maintain or increase its profitability and premium volume; the Company may not be able to execute announced and future strategic initiatives as planned; the inability of the Company’s insurance subsidiaries to pay dividends to the Company in sufficient amounts would limit its ability to meet its obligations and to pay future dividends; loss or significant restriction of the use of credit scoring or other variables in the pricing and underwriting of personal lines products could reduce the Company’s future profitability; disruptions to the Company’s relationships with its distributors, independent agents and brokers could adversely affect the Company’s future income and profitability; if the Company experiences difficulties with outsourcing relationships, its ability to conduct its business might be negatively impacted; and the effects of corporate bankruptcies on surety bond claims.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award.   On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds.  On May 22, 2006, the United States Supreme Court denied TPC’s petition for a writ of certiorari seeking review of the Third Circuit’s decision.  As a result, the matter has been remanded to district court and TPC has asked the district court to remand the arbitration to the panel that initially ruled in favor of TPC for further proceedings consistent with the Third Circuit’s decision.  ACandS has opposed that request.

In the other proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The district court found the dispute was moot as a result of the arbitration panel’s decision and dismissed the case.  As a result of the January 19, 2006 ruling by the Third Circuit and the Supreme Court’s denial of certiorari, described in the paragraph above, this case has been reinstated.

The Company continues to believe it has meritorious positions in these ACandS-related proceedings and intends to litigate vigorously.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the “Statutory and Hawaii Actions”).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the “Common Law Claims”). Lawsuits seeking similar relief in Ohio have been dismissed.

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

On November 19, 2003, the parties advised the bankruptcy court that a settlement of the Statutory and Hawaii Actions had been reached.  This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies.  After continued meetings with the mediator, the parties advised the bankruptcy court on May 25, 2004 that a settlement resolving substantially all pending and similar future Common Law Claims against TPC had also been reached.  This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies.  Each of these settlements is contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court in connection with the original Johns-Manville bankruptcy proceedings.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred.  The order also applies to similar direct action claims that may be filed in the future.

Four appeals were taken from the August 17, 2004 ruling. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders while vacating that portion of the bankruptcy court’s orders that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.  Judgment was entered on March 31, 2006.

Appeals from the March 29, 2006 ruling have been filed with the U.S. Court of Appeals for the Second Circuit.  Those appeals remain pending and it is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in all of the direct action cases asserting Common Law Claims that are pending against it.  SPC’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well-established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; and that the applicable statute of limitations as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss filed by SPC and other insurers.  There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on some of these motions filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions.  On May 26, 2005, the Court of Appeals of Ohio, Eighth District, affirmed the earliest of these favorable rulings.  In Texas, only one court, in June of 2005, has denied the insurers’ initial challenges to the pleadings.  That ruling was contrary to the rulings by other courts in similar cases, and SPC and the other insurer defendants have filed a mandamus petition with the Texas Court of Appeals.

The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation”, “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants have opposed that motion.

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

On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf.  The Court has not yet set a trial date.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

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

On August 1, 2006, the Company entered into an Assurance of Discontinuance with the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of Connecticut, and a Stipulation with the New York State Department of Insurance resolving issues related to their industry-wide investigations described above.

Pursuant to these agreements, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q, the Company will make payments totaling $77 million, $37 million of which will be available for certain excess casualty policyholders and the remaining $40 million of which will be paid in fines or penalties.  These payments have been funded by the $42 million provision for legal expenses recorded in the second quarter of 2006, along with additional amounts that had previously been recorded.  In addition, the Company has agreed to implement certain business reforms.  Among other things, the Company has agreed not to pay any contingent commissions to insurance brokers or agents on excess casualty business in the United States through 2008 and to discontinue paying contingent commissions to insurance brokers or agents on any lines of business if 65% of the United States market for that line does not pay such commissions or has signed a similar agreement.

Previously described industry-wide investigations, other than those resolved on August 1, 2006 as described above, are ongoing, as are the Company’s efforts to cooperate with the authorities, and the various authorities could ask that additional work be performed or reach conclusions different from the Company’s.  Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Six putative class action lawsuits and three individual actions were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  The plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company.  One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005).  That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation.  On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim.  Another individual action, New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Cos., Inc., et al. (N.D. Ga. Apr. 4, 2006), was filed in federal court and asserts claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and certain of its affiliates. It has not yet been transferred to the District Court of New Jersey.  One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates.  On June 22, 2006, the plaintiffs in Bensley Construction voluntarily dismissed their action with prejudice. Office Depot was brought in Florida state court and names several of the Company’s subsidiaries.  On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation.  The plaintiff in Office Depot has appealed.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

The Company previously reported that in 2004 it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters.” After discussions with the staff of the Division of Corporation Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company is cooperating with the Division’s requests for information.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1, 2006	April 30, 2006	15,105	$42.31	—	$—
May 1, 2006	May 31, 2006	3,513,486	44.63	3,468,900	1,845,200,738
June 1, 2006	June 30, 2006	2,172,377	43.97	2,169,435	1,749,815,788
Total		5,700,968	$44.37	5,638,335	$1,749,815,788

The Company repurchased 62,633 shares that were not part of the publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s $2 billion share repurchase program, which has no expiration date, was approved and announced by the Company’s Board of Directors on May 2, 2006.

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

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Registrant)

Date: August 3, 2006	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Date: August 3, 2006	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The St. Paul Travelers Companies, Inc. (the Company), effective as of April 1, 2004, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2004, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of February 7, 2006, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 10, 2006, and are incorporated herein by reference.

10.1	†

Assurance of Discontinuance with the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of Connecticut.

10.2	†	Stipulation with the New York State Department of Insurance.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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