Form 10-Q
period 2006-09-30
ST PAUL TRAVELERS COMPANIES INC
filed 2006-11-03
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 27, 2006 was 690,018,312.

The St. Paul Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2006

Item 1.  FINANCIAL STATEMENTS

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues
Premiums	$5,260	$4,977	$15,432	$15,205
Net investment income	858	812	2,607	2,352
Fee income	150	169	453	505
Net realized investment gains (losses)	12	39	16	(16)
Other revenues	36	45	113	138
Total revenues	6,316	6,042	18,621	18,184

Claims and expenses
Claims and claim adjustment expenses	3,047	4,361	9,242	10,685
Amortization of deferred acquisition costs	858	830	2,472	2,423
General and administrative expenses	869	789	2,529	2,391
Interest expense	88	70	242	211
Total claims and expenses	4,862	6,050	14,485	15,710

Income (loss) from continuing operations before income taxes	1,454	(8)	4,136	2,474
Income tax expense (benefit)	411	(83)	1,117	591
Income from continuing operations	1,043	75	3,019	1,883
Discontinued operations
Operating income (loss), net of taxes	—	2	—	(663)
Gain on disposal, net of taxes	—	85	—	223
Income (loss) from discontinued operations, net of taxes	—	87	—	(440)
Net income	$1,043	$162	$3,019	$1,443

Basic earnings per share
Income from continuing operations	$1.52	$0.11	$4.37	$2.79
Income (loss) from discontinued operations	—	0.13	—	(0.65)
Net income	$1.52	$0.24	$4.37	$2.14

Diluted earnings per share
Income from continuing operations	$1.47	$0.11	$4.23	$2.69
Income (loss) from discontinued operations	—	0.12	—	(0.62)
Net income	$1.47	$0.23	$4.23	$2.07

Weighted average number of common shares outstanding
Basic	685.3	679.2	689.7	672.3
Diluted	714.6	683.8	718.6	711.3

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $1,699 and $2,667 subject to securities lending and repurchase agreements) (amortized cost $60,914 and $58,616)	$61,354	$58,983
Equity securities, at fair value (cost $479 and $538)	510	579
Real estate	750	752
Mortgage loans	54	145
Short-term securities	6,221	4,802
Other investments	3,263	3,026
Total investments	72,152	68,287
Cash	357	337
Investment income accrued	791	761
Premiums receivable	6,218	6,124
Reinsurance recoverables	18,378	19,574
Ceded unearned premiums	1,514	1,322
Deferred acquisition costs	1,645	1,527
Deferred tax asset	1,669	2,062
Contractholder receivables	5,642	5,516
Goodwill	3,441	3,442
Intangible assets	802	917
Other assets	2,889	3,318
Total assets	$115,498	$113,187
Liabilities
Claims and claim adjustment expense reserves	$59,850	$61,090
Unearned premium reserves	11,390	10,927
Contractholder payables	5,642	5,516
Payables for reinsurance premiums	908	720
Debt	6,569	5,850
Other liabilities	6,392	6,781
Total liabilities	90,751	90,884
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares and 0.5 shares issued and outstanding)	136	153
Common stock (1,750.0 shares authorized; 689.5 and 693.4 shares issued and outstanding)	18,328	18,096
Retained earnings	6,245	3,750
Accumulated other changes in equity from nonowner sources	486	351
Treasury stock, at cost (10.2 and 1.2 shares)	(448)	(47)
Total shareholders’ equity	24,747	22,303
Total liabilities and shareholders’ equity	$115,498	$113,187

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2006	2005
Convertible preferred stock—savings plan
Balance, beginning of year	$153	$193
Redemptions during period	(17)	(33)
Balance, end of period	136	160

Guaranteed obligation—stock ownership plan
Balance, beginning of year	—	(5)
Principal payments	—	5
Balance, end of period	—	—
Total preferred shareholders’ equity	136	160

Common stock
Balance, beginning of year	18,096	17,331
Net shares issued under employee share-based compensation plans	109	162
Compensation amortization under share-based plans and other	123	83
Shares issued pursuant to maturity of equity unit forward contracts	—	442
Balance, end of period	18,328	18,018

Retained earnings
Balance, beginning of year	3,750	2,744
Net income	3,019	1,443
Dividends	(523)	(467)
Minority interest and other	(1)	13
Balance, end of period	6,245	3,733

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	351	952
Change in net unrealized gain (loss) on investment securities	83	(396)
Net change in unrealized foreign currency translation and other changes	52	(18)
Balance, end of period	486	538

Treasury stock (at cost)
Balance, beginning of year	(47)	(14)
Net shares reacquired related to employee share-based compensation plans	(30)	(27)
Treasury shares acquired – share repurchase program	(371)	—
Balance, end of period	(448)	(41)
Total common shareholders’ equity	24,611	22,248
Total shareholders’ equity	$24,747	$22,408

Common shares outstanding
Balance, beginning of year	693.4	670.3
Net shares issued under employee share-based compensation plans	4.5	6.7
Treasury shares acquired – share repurchase program	(8.4)	—
Shares issued pursuant to maturity of equity unit forward contracts	—	15.2
Balance, end of period	689.5	692.2

Summary of changes in equity from nonowner sources
Net income	$3,019	$1,443
Other changes in equity from nonowner sources, net of tax	135	(414)
Total changes in equity from nonowner sources	$3,154	$1,029

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

 (in millions)

For the nine months ended September 30,	2006	2005 (1)
Cash flows from operating activities
Net income	$3,019	$1,443
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	440
Net realized investment (gains) losses	(16)	16
Depreciation and amortization	607	499
Deferred federal income tax expense on continuing operations	353	517
Amortization of deferred policy acquisition costs	2,472	2,423
Premiums receivable	(94)	52
Reinsurance recoverables	1,440	(398)
Deferred acquisition costs	(2,590)	(2,422)
Claims and claim adjustment expense reserves	(1,997)	1,528
Unearned premium reserves	462	(146)
Trading account activities	6	6
Excess tax benefits from share-based payment arrangements	(8)	—
Other	(536)	(846)
Net cash provided by operating activities of continuing operations	3,118	3,112
Net cash provided by operating activities of discontinued operations	—	24
Net cash provided by operating activities	3,118	3,136

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	4,408	3,814
Mortgage loans	87	49
Proceeds from sales of investments:
Fixed maturities	3,626	3,433
Equity securities	224	281
Real estate	—	39
Purchases of investments:
Fixed maturities	(10,240)	(12,163)
Equity securities	(91)	(37)
Real estate	(23)	(29)
Short-term securities purchases, net	(1,368)	(1,030)
Other investments, net	211	630
Securities transactions in course of settlement	350	203
Other	(215)	(73)
Net cash used in investing activities of continuing operations	(3,031)	(4,883)
Net cash used in investing activities of discontinued operations	—	(20)
Net cash used in investing activities	(3,031)	(4,903)

Cash flows from financing activities
Payment of debt	(46)	(522)
Issuance of debt	786	—
Dividends to shareholders	(524)	(467)
Issuance of common stock – employee share options	89	129
Issuance of common stock – maturity of equity unit forward contracts	—	442
Excess tax benefits from share-based payment arrangements	8	—
Treasury stock acquired – share repurchase program	(367)	—
Treasury stock acquired – net employee share-based compensation	(17)	(27)
Net cash used in financing activities of continuing operations	(71)	(445)
Net cash provided by financing activities of discontinued operations	—	4
Net cash used in financing activities	(71)	(441)
Effect of exchange rate changes on cash	4	(3)
Elimination of cash provided by discontinued operations	—	(8)
Net proceeds from the sale of discontinued operations	—	2,399
Net increase in cash	20	180
Cash at beginning of period	337	262
Cash at end of period	$357	$442

Supplemental disclosure of cash flow information
Income taxes paid	$591	$522
Interest paid	$250	$267

(1)  See note 2.

See notes to consolidated financial statements (unaudited).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation, including reclassifications related to the realignment of the Company’s reportable business segments described below and in the Company’s Current Report on Form 8-K dated September 29, 2006.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K, and with the Company’s Current Report on Form 8-K dated September 29, 2006.

In August 2006, the Company announced a realignment of two of its three reportable business segments. The former Commercial and Specialty segments were realigned into two new reportable segments: the Business Insurance segment and the Financial, Professional & International Insurance segment. The Personal segment was renamed Personal Insurance. The changes were designed to reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on type of customer, how the business is marketed, and the manner in which risks are underwritten.

In March 2005, the Company and Nuveen Investments, Inc. (Nuveen Investments), the Company’s asset management subsidiary, jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments.  The Company completed the divestiture through a series of transactions in the second and third quarters of 2005.  The Company’s share of Nuveen Investments’ earnings prior to divestiture was classified as income from discontinued operations on the consolidated statement of income. See note 2.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

In addition, the accounting for certain grants of equity awards to individuals who are retirement-eligible on the date of grant has been clarified. FAS 123R states that an employee’s share-based award becomes vested at the date that the employee’s right to receive or retain equity shares is no longer contingent on the satisfaction of a market, performance or service condition. Accordingly, awards granted to retirement-eligible employees are not contingent on satisfying a service condition and therefore are recognized at fair value on the date of the grant. Additionally, the period over which cost is recognized for awards granted to those who become retirement-eligible before the vesting date will be from the grant date to the retirement-eligible date rather than to the vesting date. This guidance is to be applied prospectively to new or modified awards granted upon adoption of FAS 123R.

The Company adopted FAS 123R effective January 1, 2006 using modified prospective application.  The adoption of FAS 123R did not have a material effect on the Company’s results of operations, financial condition or liquidity.  See note 10.

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (FAS 154), which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement of Financial Accounting Standards No. 3, Reporting Changes in Interim Financial Statements.  FAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. FAS 154 was effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Early adoption was permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  It did not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of December 15, 2005.  The adoption of FAS 154 had no effect on the Company’s results of operations, financial condition or liquidity.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss.  It requires the establishment of a new cost basis subsequent to the recognition of an other-than-temporary impairment and certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The FSP is effective for reporting periods beginning after December 15, 2005. The Company had previously implemented these requirements.  Therefore, the adoption of the FSP had no effect on the Company’s results of operations, financial condition or liquidity.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Accounting Standards Not Yet Adopted

Staff Accounting Bulletin No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), as an interpretation by the SEC staff of the process of quantifying financial statement misstatements for purposes of determining whether a misstatement is material.  SAB 108 was issued to address diversity in practice used by registrants in quantifying financial statement misstatements, and the potential under the current practice for the build up of improper amounts on the balance sheet.  SAB 108 requires registrants to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year statements, on the current year financial statements (i.e., the income statement and the balance sheet).  Staff Accounting Bulletin No. 99, Materiality, which requires that both qualitative and quantitative factors be evaluated in determining whether a misstatement is material to the financial statements, is not affected by the issuance of SAB 108.

SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006, with early adoption encouraged.  The Company does not expect the provisions of SAB 108 to have a material effect on its results of operations, financial condition or liquidity.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158).  FAS 158 requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position, measured as the difference between plan assets at fair value and the benefit obligation, and to recognize as a component of accumulated other changes in equity from nonowner sources, net of tax, gains or losses and prior service costs or credits that arise during the period but which are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions (FAS 87), or FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (FAS 106). The provisions of FAS 87 and FAS 106 continue to apply in measuring plan assets and benefit obligations, as of the date of the fiscal year-end statement of financial position, and in determining the amount of net periodic benefit cost. The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006 and shall not be applied retrospectively. Upon the adoption of FAS 158 at fiscal year ended December 31, 2006, the Company is required to recognize, net of tax, an adjustment to the ending balance of accumulated other changes in equity from nonowner sources, any gains or losses and prior service costs or credits that have not yet been included in net periodic pension costs and to reverse any additional minimum pension liability. The Company does not expect that the provisions of FAS 158 will have a material effect on its results of operations or liquidity, as this statement does not affect the determination of net periodic pension cost, nor on its financial condition.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB released Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (FAS 155).  FAS 155 nullifies the guidance in the FASB’s Derivatives Implementation Group Issue D1 “Application of Statement 133 to Beneficial Interests in Securitized Assets”, which had deferred the bifurcation requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), for certain beneficial interests in securitized financial assets.  FAS 155 requires beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments that contain an embedded derivative requiring bifurcation.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

FAS 155 permits entities to fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  This election is on a contract-by-contract basis and is irrevocable.  Additionally, FAS 155 narrows the exception afforded to interest-only strips and principal-only strips from derivative accounting.  The FASB has proposed to amend this exception by issuing a FAS 133 Implementation Issue which will, if approved, create a scope exception for securitized interests that (1) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and (2) the investor does not control the right to accelerate the settlement.

In addition, FAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement 125, to eliminate the restriction on the passive derivative instruments a Qualifying Special Purpose Entity can hold.

FAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006.  At adoption, for contracts where the fair value option has been elected, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings.  The Company does not plan to elect the fair value option and thus does not expect to have a cumulative effect upon adoption of FAS 155.  The Company is in the process of determining the ongoing effect of FAS 155 on its results of operations, financial condition and liquidity.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.  It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements.  The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

FAS 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures.  The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets.  The highest possible level should be used to measure fair value.

FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the provisions of FAS 157 to have a material effect on its results of operations, financial condition or liquidity.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the provisions of FIN 48 to have a material effect on results of operations, financial condition or liquidity.

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

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged.  The Company does not expect the provisions of SOP 05-1 to have a material effect on its results of operations, financial condition or liquidity.

Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB issued Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4).  EITF 06-4 requires a company to recognize a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2006.  The Company does not expect the provisions of EITF 06-4 to have a material effect on the Company’s results of operations, financial condition or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

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

For the nine months ended September 30, 2005, the Company has separately disclosed the operating, investing and financing cash flows attributable to its discontinued operations (Nuveen Investments), which previously were reported as components of cash flows from continuing operations.

3.                       SEGMENT INFORMATION

In August 2006, the Company announced a realignment of two of its three reportable business segments. The former Commercial and Specialty segments were realigned into two new reportable segments: the Business Insurance segment and the Financial, Professional & International Insurance segment. The Personal segment was renamed Personal Insurance. The changes were designed to reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on type of customer, how the business is marketed, and the manner in which risks are underwritten.  The following discussion reflects the realigned segment reporting structure.  Financial data for prior periods presented in the tables following the discussion has been reclassified to be consistent with the new segment structure.

Business Insurance

The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following groups, which collectively comprise Business Insurance Core operations:

•                   Select Accounts serves small businesses and offers commercial multi-peril, property, general liability, commercial auto and workers’ compensation insurance.

•                   Commercial Accounts serves primarily mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers’ compensation insurance.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       SEGMENT INFORMATION, Continued

•                   National Accounts comprises three business units.  The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  National Accounts also includes Discover Re, which provides unbundled property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captive reinsurers.  In addition, National Accounts includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

•                   Industry-Focused Underwriting. The following business units serve targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

•       Construction serves a broad range of construction businesses, offering guaranteed cost products for small to mid-sized policyholders and loss sensitive programs for larger accounts.  For the larger accounts, the customer and the Company work together in actively managing and controlling exposure and claims and they share risk through policy features such as deductibles or retrospective rating.  Products offered include workers’ compensation, general liability and commercial auto coverages, and other risk management solutions.

•       Technology serves small to mid-sized companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a well-balanced comprehensive portfolio of products and services.  These products include property, commercial auto, general liability, workers’ compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

•       Public Sector Services markets insurance products and services to public entities including municipalities, counties, Indian Nation gaming and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

•       Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators and drilling contractors, as well as various service and supply companies and manufacturers that support upstream operations. The policies written by this business group insure drilling rigs, natural gas facilities, and production and gathering platforms, and cover risks including physical damage, liability and business interruption.

•       Agribusiness serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, offering property and liability coverages other than workers’ compensation.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       SEGMENT INFORMATION, Continued

•                   Target Risk Underwriting. The following business units serve commercial businesses requiring specialized product underwriting, claims handling and risk management services:

•       National Property serves large and mid-sized customers, including retailers, hospitals, colleges and universities, and owners of industrial parks, office buildings, apartments and amusement parks, covering losses on buildings, business assets and business interruption exposures.

•       Inland Marine provides insurance for goods in transit and movable objects for customers such as jewelers, museums, contractors and the transportation industry.  Builders’ Risk insurance is also offered to customers during the construction, renovation or repair of buildings and other structures.

•       Ocean Marine serves the marine transportation industry and related services, as well as other businesses involved in international trade. The Company’s product offerings fall under six main coverage categories: marine liability, cargo, hull and machinery, protection and indemnity, pleasure craft, and marine property and liability.

•       Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company does not write the primary casualty coverage, or where other business units within the Company prefer to outsource the underwriting of umbrella and excess business based on the expertise and/or limit capacity of Excess Casualty.

•       Boiler & Machinery serves customers ranging from small businesses to Fortune 100 companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages.   Through the BoilerRe unit, Boiler and Machinery also serves other property casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

•       Global Accounts provides insurance to U.S. companies with foreign property and liability exposures (“home-foreign”), and foreign organizations with property and liability exposures located in the United States (“reverse-flow”), as part of a global program.

•                   Specialized Distribution. The following business units market and underwrite their products to customers predominantly through licensed wholesale, general and program agents that manage customers’ unique insurance requirements.

•       Northland provides insurance coverage for the commercial transportation industry, as well as commercial liability and package policies for small, difficult to place specialty classes of commercial business on an admitted or excess and surplus lines basis.

•       National Programs offers tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements.  Programs available include those for entertainment, architects and engineers, equipment rental and golf services.

•       Underwriting Facilities serves small commercial businesses, offering general liability, property and commercial auto physical damage coverages on an admitted or excess and surplus lines basis.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       SEGMENT INFORMATION, Continued

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004; and the Company’s Personal Catastrophe Risk operation, which was sold in November 2005.  The Company’s Personal Catastrophe Risk business had been included in the Specialty segment prior to the August 2006 segment realignment.  In accordance with the terms of the sale agreement, the Company retained responsibility for the pre-sale claims and claim adjustment expense reserves related to the Personal Catastrophe Risk operation and remains responsible for any changes in estimates in those reserves through a quota-share reinsurance agreement.  All of these operations are collectively referred to as Business Insurance Other.  The Personal Catastrophe Risk operation accounted for the majority of net written premiums in this category in 2005.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis.  The segment includes the following groups:

•                  Bond provides a wide range of customers with specialty products built around the Company’s market leading surety bond business along with an expanding executive liability practice for middle and small market private companies and not-for-profit organizations. Bond’s range of products includes surety and fidelity bonds, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages.

•                  Financial & Professional Services primarily provides professional liability and management liability coverages for public corporations against losses caused by the negligence or misconduct of named directors and officers, professional liability coverages for a variety of professionals, such as lawyers, design professionals and real estate agents, for errors and omissions committed in the course of professional conduct or practice, and a full range of insurance coverages including property, auto, liability, fidelity and professional liability coverages for financial institutions.

•                  International and Lloyd’s includes coverages marketed and underwritten to several customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyd’s.  The International operations offer specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. The Company’s International operations primarily underwrite employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property coverages.  At Lloyd’s, the Company underwrites four principal lines of business—aviation, marine, global property, and accident and special risks—through Syndicate 5000, for which the Company provides 100% of the capital. During the second half of 2004, the Company made a decision to exit certain portions of the Lloyd’s personal lines business and, in early 2005, sold the right to renew this business as well as the operating companies that supported it.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       SEGMENT INFORMATION, Continued

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       SEGMENT INFORMATION, continued

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2006 Revenues
Premiums	$2,737	$850	$1,673	$5,260
Net investment income	610	108	140	858
Fee income	150	—	—	150
Other revenues	8	5	23	36
Total operating revenues (1)	$3,505	$963	$1,836	$6,304
Operating income (1)	$613	$144	$341	$1,098

2005 Revenues
Premiums	$2,707	$759	$1,511	$4,977
Net investment income	591	96	112	799
Fee income	168	1	—	169
Other revenues	19	2	24	45
Total operating revenues (1)	$3,485	$858	$1,647	$5,990
Operating income (loss) (1)	$30	$86	$(25)	$91

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2006 Revenues
Premiums	$8,095	$2,477	$4,860	$15,432
Net investment income	1,881	313	411	2,605
Fee income	453	—	—	453
Other revenues	24	16	69	109
Total operating revenues (1)	$10,453	$2,806	$5,340	$18,599
Operating income (1)	$1,919	$434	$784	$3,137

2005 Revenues
Premiums	$8,371	$2,368	$4,466	$15,205
Net investment income	1,750	258	337	2,345
Fee income	504	1	—	505
Other revenues	52	17	71	140
Total operating revenues (1)	$10,677	$2,644	$4,874	$18,195
Operating income (1)	$1,154	$334	$526	$2,014

(1)                   Operating revenues exclude net realized investment gains (losses) and revenues from discontinued operations. Operating income equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.              SEGMENT INFORMATION, Continued

The Company allocates pretax net investment income (NII) to its reportable business segments based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment.  The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instruments.  This duration yield is compared to the average portfolio yield and a new average yield is determined.  It is this average yield that is used in the calculation of NII on investable funds.  Yields are updated annually.  Invested assets are allocated to segments in proportion to the pretax allocation of NII.

The cost of the Company’s catastrophe treaty program is included in the Company’s ceded premiums and is allocated among reportable business segments based on an estimate of actual market reinsurance pricing using expected losses calculated by the Company’s catastrophe model, adjusted for any experience adjustments.  For Hurricane Katrina, the initial allocation of reinsurance recoverables to the segments was based upon the best estimate of segment incurred losses.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.              SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Revenue reconciliation
Earned premiums:
Business Insurance:
Commercial multi-peril	$771	$729	$2,276	$2,206
Workers’ compensation	494	469	1,510	1,526
Commercial automobile	508	539	1,487	1,635
Property	472	440	1,405	1,367
General liability	480	513	1,394	1,586
Other	12	17	23	51
Total Business Insurance	2,737	2,707	8,095	8,371

Financial, Professional & International Insurance:
General liability	254	247	752	669
Fidelity and surety	283	243	819	798
International	283	243	816	822
Other	30	26	90	79
Total Financial, Professional & International Insurance	850	759	2,477	2,368

Personal Insurance:
Automobile	939	864	2,721	2,555
Homeowners and other	734	647	2,139	1,911
Total Personal Insurance	1,673	1,511	4,860	4,466
Total earned premiums	5,260	4,977	15,432	15,205
Net investment income	858	799	2,605	2,345
Fee income	150	169	453	505
Other revenues	36	45	109	140
Total operating revenues for reportable segments	6,304	5,990	18,599	18,195
Interest Expense and Other	—	13	6	5
Net realized investment gains (losses)	12	39	16	(16)
Total consolidated revenues	$6,316	$6,042	$18,621	$18,184

Income reconciliation, net of tax
Total operating income for reportable segments	$1,098	$91	$3,137	$2,014
Interest Expense and Other	(61)	(41)	(130)	(139)
Total operating income from continuing operations	1,037	50	$3,007	$1,875
Net realized investment gains	6	25	12	8
Total income from continuing operations	1,043	75	3,019	1,883
Discontinued operations	—	87	—	(440)
Total consolidated net income	$1,043	$162	$3,019	$1,443

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2006	December 31, 2005
Assets for reportable segments:
Business Insurance	$88,222	$87,188
Financial, Professional & International Insurance	12,941	11,908
Personal Insurance	13,619	12,710
Total assets for reportable segments	114,782	111,806
Other assets (1)	716	1,381
Total consolidated assets	$115,498	$113,187

(1)                   The primary components of other assets in 2006 were prepaid pension costs and deferred taxes and in 2005 were invested assets, prepaid pension costs and deferred taxes.

4.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2006, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,671	$60	$134	$7,597
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,601	16	30	2,587
Obligations of states, municipalities and political subdivisions	34,278	679	74	34,883
Debt securities issued by foreign governments	1,620	11	8	1,623
All other corporate bonds	14,664	162	256	14,570
Redeemable preferred stock	80	15	1	94
Total	$60,914	$943	$503	$61,354

	Amortized	Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,997	$66	$121	$7,942
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,458	18	35	3,441
Obligations of states, municipalities and political subdivisions	31,372	587	137	31,822
Debt securities issued by foreign governments	1,583	11	6	1,588
All other corporate bonds	14,098	201	230	14,069
Redeemable preferred stock	108	14	1	121
Total	$58,616	$897	$530	$58,983

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2006, in millions)	Cost	Gains	Losses	Value
Common stock	$103	$21	$4	$120
Non-redeemable preferred stock	376	18	4	390
Total	$479	$39	$8	$510

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       INVESTMENTS, Continued

		Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Common stock	$136	$24	$3	$157
Non-redeemable preferred stock	402	24	4	422
Total	$538	$48	$7	$579

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

Venture Capital

The cost and fair value of investments in venture capital, which are reported as part of other investments in the Company’s consolidated balance sheet, were as follows:

		Gross Unrealized		Fair
(at September 30, 2006, in millions)	Cost	Gains	Losses	Value
Venture capital	$391	$100	$7	$484

		Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Venture capital	$406	$91	$2	$495

Variable Interest Entities (VIEs)

The Company has significant interests in the following VIEs which are not consolidated because the Company is not considered to be the primary beneficiary:

•                  The Company has a significant variable interest in two real estate entities.  Of these two investments, one became a reportable VIE during the third quarter of 2006 due to an increase in the Company’s ownership interest. These investments have total assets of approximately $300 million and $299 million as of September 30, 2006 and December 31, 2005, respectively. The carrying value of the Company’s share of these investments was approximately $44 million at September 30, 2006 and $38 million at December 31, 2005. The Company has an unfunded commitment of $12 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount. The purpose of the Company’s involvement in these entities is to generate investment returns.

•                  The Company has a significant variable interest in Camperdown UK Limited, which The St. Paul Companies, Inc. (SPC) sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $178 million. The fair value of this obligation as of September 30, 2006 and December 31, 2005 was $63 million and $66 million, respectively.  See “Guarantees” section of note 9.

The Company has other significant interests in variable interest entities that are not material.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       INVESTMENTS, Continued

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company - These securities were issued by five separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company. The debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $1.03 billion at September 30, 2006 and December 31, 2005.

Impairments

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost and the decline is considered to be other-than-temporary.  Cost includes adjustments, if any, made to the cost basis of an investment for accretion, amortization and previous other-than-temporary impairments.  Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

A fixed maturity security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity securities are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period. Further, for securities planned to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover prior to the expected date of sale.

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

•                  consideration of evidential matter, including an evaluation of factors or triggers that may cause individual investments to qualify as having other-than-temporary impairments; and

•                  determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       INVESTMENTS, Continued

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

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships and certain fixed income securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments, are not subject to the provisions of Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, but are reported at estimated fair value in accordance with FAS 60, Accounting and Reporting by Insurance Enterprises. The fair value of the venture capital investments is based on an estimate determined by an internal valuation committee for securities for which there is no public market. The internal valuation committee reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.  Other non-publicly traded securities are valued based on factors such as management judgment, recent financial information and other market data.  An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that fair value will not recover up to (or beyond) the Company’s cost of the investment.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized losses by length of time those investments have been continuously in an unrealized loss position.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at September 30, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$1,663	$17	$3,760	$117	$5,423	$134
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	952	4	858	26	1,810	30
Obligations of states, municipalities and political subdivisions	1,246	5	6,425	69	7,671	74
Debt securities issued by foreign governments	923	5	333	3	1,256	8
All other corporate bonds	3,652	39	6,246	217	9,898	256
Redeemable preferred stock	11	—	6	1	17	1
Total fixed maturities	8,447	70	17,628	433	26,075	503

Equity securities
Common stock	7	2	8	2	15	4
Nonredeemable preferred stock	25	1	44	3	69	4
Total equity securities	32	3	52	5	84	8
Venture capital	9	6	13	1	22	7
Total	$8,488	$79	$17,693	$439	$26,181	$518

	Less than 12 months		12 months or longer		Total
(at December 31, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$4,046	$62	$1,673	$59	$5,719	$121
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,395	18	576	17	2,971	35
Obligations of states, municipalities and political subdivisions	9,524	86	2,331	51	11,855	137
Debt securities issued by foreign governments	547	4	196	2	743	6
All other corporate bonds	4,971	105	3,652	125	8,623	230
Redeemable preferred stock	5	—	10	1	15	1
Total fixed maturities	21,488	275	8,438	255	29,926	530

Equity securities
Common stock	10	1	14	2	24	3
Nonredeemable preferred stock	37	1	30	3	67	4
Total equity securities	47	2	44	5	91	7
Venture capital	18	1	4	1	22	2
Total	$21,553	$278	$8,486	$261	$30,039	$539

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       INVESTMENTS, Continued

Impairment charges included in net realized investment gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Fixed maturities	$—	$5	$—	$10
Equity securities	1	—	2	—
Venture capital	12	29	20	75
Real estate and other	—	—	4	—
Total	$13	$34	$26	$85

5.                       INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of September 30, 2006 and December 31, 2005:

(At September 30, 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$504	$532
Marketing-related	20	20	—
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(59)	250
Total intangible assets subject to amortization	1,247	465	782

Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$465	$802

(At December 31 2005, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$403	$633
Marketing-related	20	17	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(70)	261
Total intangible assets subject to amortization	1,247	350	897

Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$350	$917

(1)                   The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       INTANGIBLE ASSETS AND GOODWILL, Continued

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Customer-related	$33	$37	$101	$114
Marketing-related	—	2	3	7
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	4	(1)	11	(12)
Total	$37	$38	$115	$109

Intangible asset amortization expense is estimated to be $38 million for the remainder of 2006, $146 million in 2007, $126 million in 2008, $100 million in 2009 and $86 million in 2010.

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2006 and December 31, 2005:

(in millions)	September 30, 2006	December 31, 2005
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	552	554
Personal Insurance	613	613
Other	108	107
Total	$3,441	$3,442

6.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after tax)	2006	2005	2006	2005

Net income	$1,043	$162	$3,019	$1,443
Change in net unrealized gain (loss) on investment securities	887	(490)	83	(396)
Other changes	5	4	52	(18)
Total changes in equity from nonowner sources	$1,935	$(324)	$3,154	$1,029

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

Income from continuing operations per diluted share for the three months ended September 30, 2005 excluded the weighted average effects of the following securities convertible into the Company’s common shares: equity units (7.6 million common shares); outstanding convertible preferred stock (4.1 million common shares); zero coupon convertible notes (2.3 million common shares); and convertible junior subordinated notes (16.7 million common shares).  The impact of the potential shares of common stock and their effect on income were excluded from the calculation of diluted earnings per share for this period because their effect was anti-dilutive.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2006	2005	2006	2005

Basic
Income from continuing operations, as reported	$1,043	$75	$3,019	$1,883
Preferred stock dividends, net of taxes	(1)	(1)	(4)	(5)
Income from continuing operations available to common shareholders - basic	$1,042	$74	$3,015	$1,878

Diluted
Income from continuing operations available to common shareholders	$1,042	$74	$3,015	$1,878
Effect of dilutive securities:
Convertible preferred stock	1	—	4	4
Zero coupon convertible notes	1	—	3	3
Convertible junior subordinated notes	7	—	20	20
Equity unit stock purchase contracts (1)	—	—	—	9
Income from continuing operations available to common shareholders - diluted	$1,051	$74	$3,042	$1,914

Common shares
Basic
Weighed average shares outstanding	685.3	679.2	689.7	672.3

Diluted
Weighted average shares outstanding	685.3	679.2	689.7	672.3
Weighted average effects of dilutive securities:
Stock options and other incentive plans	6.8	4.6	6.3	3.0
Convertible preferred stock	3.4	—	3.5	4.2
Zero coupon convertible notes	2.4	—	2.4	2.4
Convertible junior subordinated notes	16.7	—	16.7	16.7
Equity unit stock purchase contracts (1)	—	—	—	12.7
Total	714.6	683.8	718.6	711.3

Income from Continuing Operations per Common Share
Basic	$1.52	$0.11	$4.37	$2.79
Diluted	$1.47	$0.11	$4.23	$2.69

(1) Settled in August 2005.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in continuing operations in the consolidated statement of income.

(for the three months ended September 30, in	Qualified Domestic Plan		Non-qualified and Foreign Plans		Total
millions)	2006	2005	2006	2005	2006	2005

Service cost	$15	$14	$1	$1	$16	$15
Interest on benefit obligation	24	23	3	3	27	26
Expected return on plan assets	(35)	(33)	(2)	(2)	(37)	(35)
Amortization of unrecognized:
Prior service cost	(1)	(1)	—	—	(1)	(1)
Net actuarial loss	2	—	—	—	2	—
Total	$5	$3	$2	$2	$7	$5

(for the nine months ended September 30, in	Qualified Domestic Plan		Non-qualified and Foreign Plans		Total
millions)	2006	2005	2006	2005	2006	2005

Service cost	$46	$44	$2	$2	$48	$46
Interest on benefit obligation	73	70	8	7	81	77
Expected return on plan assets	(106)	(100)	(5)	(5)	(111)	(105)
Amortization of unrecognized:
Prior service cost	(4)	(4)	—	—	(4)	(4)
Net actuarial loss	6	—	1	1	7	1
Total	$15	$10	$6	$5	$21	$15

	Postretirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30
(in millions)	2006	2005	2006	2005

Service cost	$1	$1	$2	$3
Interest on benefit obligation	4	4	12	14
Expected return on plan assets	(1)	—	(1)	(1)
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net actuarial loss	—	—	—	—
Total	$4	$5	$13	$16

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit and TPC filed a cross-appeal.  One appellant voluntarily dismissed its appeal and a motion to dismiss the TPC cross-appeal was filed and remains pending.  Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal.  The four remaining principal appeals, the TPC cross-appeal and the TPC procedural appeal have been consolidated for disposition and remain pending.  It is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  By order dated September 25, 2006, the Court denied the Company’s motion to dismiss.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants have opposed that motion.  On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company.  The settlement remains subject to court approval.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” branding requirements for salvage automobiles and the reporting of workers’ compensation premiums.   The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or more of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxvix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; (xxxiv) the United States Internal Revenue Service, Department of the Treasury; and (xxxv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Pursuant to these agreements, copies of which previously were filed as exhibits to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Company has made payments totaling $77 million, $37 million of which will be available for certain excess casualty policyholders and the remaining $40 million of which has been paid in fines or penalties.  In addition, the Company has agreed to implement certain business reforms.  Among other things, the Company has agreed not to pay any contingent commissions to insurance brokers or agents on excess casualty business in the United States through 2008 and to discontinue paying contingent commissions to insurance brokers or agents on any lines of business if 65% of the United States market for that line does not pay such commissions or has signed a similar agreement.

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

Six putative class action lawsuits and three individual actions were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  The plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims.  On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company.

One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005).  That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation.  On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim.  Another individual action, New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Cos., Inc., et al. (N.D. Ga. Apr. 4, 2006), was filed in federal court and asserts claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and certain of its affiliates. It has been transferred to the multidistrict litigation proceeding in the District Court of New Jersey.  One other putative class action, Bensley Construction, Inc. v.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates.  On June 22, 2006, the plaintiffs in Bensley Construction voluntarily dismissed their action with prejudice. Office Depot was brought in Florida state court and names several of the Company’s subsidiaries.  On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation.  On August 16, 2006, the Florida appellate court granted Office Depot’s petition for certiorari and remanded to the trial court to reconsider the issue of whether a stay should be granted.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

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

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at September 30, 2006 and December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at September 30, 2006 and December 31, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company is cooperating with the Division’s requests for information.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities. The Company’s total future estimated obligations related to its venture capital investments were $95 million and $128 million at September 30, 2006 and December 31, 2005, respectively. The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These additional commitments were $1.11 billion and $803 million at September 30, 2006 and December 31, 2005, respectively.

Guarantees

The Company has certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to real estate holdings and to the sale of business entities.

During the first quarter of 2006, the Company entered into construction loan and performance guarantees relating to an investment in a real estate development joint venture.  The maximum obligation for the guarantees was $55 million.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of September 30, 2006, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.83 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at September 30, 2006 was $178 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The fair value of this obligation as of September 30, 2006 was $63 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

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

The Company also has a compensation program for non-employee directors (the 2004 Director Compensation Program). Under the 2004 Director Compensation Program, non-employee directors’ compensation consists of an annual retainer and a deferred stock award.  Each non-employee director may choose to receive all or a portion of his or her annual retainer and any committee chair or co-chair fees paid in the form of cash, common stock or deferred stock. Deferred stock for the annual retainer, and committee chair and co-chair fees, is elected pursuant to the St. Paul Travelers Deferred Compensation Plan for Non-Employee Directors that the Board adopted after the merger and is vested upon grant. The annual deferred stock awards vest one year after the date of award. Any of the deferred stock awards may accumulate until distribution at a future date or upon termination of a director’s service. The shares of the Company’s common stock issued under the 2004 Director Compensation Program, including shares of deferred stock, are awarded under the 2004 Incentive Plan.

Stock Option Awards

Stock option awards granted to eligible officers and key employees are granted having a ten-year term with an exercise price equal to the fair market value of the Company’s common stock on the day preceding the date of grant.  The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant. The vesting terms for stock options granted under the 2004 Incentive Plan and the legacy TPC and legacy SPC plans are generally as follows:

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                SHARE-BASED INCENTIVE COMPENSATION, Continued

Period Option granted	Option Award Vesting terms
2006	Options vest at end of 3-year period (cliff vest)
April 2004 through 2005

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

In addition to the regular stock option awards described above, certain stock option awards that were granted under the legacy share-based incentive plans of TPC and SPC permit an employee exercising an option to be granted a new option (a reload option) at an exercise price equal to the fair market value of the Company common stock on the day preceding the reload grant. The legacy TPC reload option is permitted on the stock option awards granted prior to January 2003 at an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest six months after the grant date and are exercisable for the remaining term of the related original option.  The legacy SPC reload option is permitted on stock option awards granted between February 2002 and November 2003 in an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest one year after the grant date and are exercisable for the remaining term of the related original option.

The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. The expected volatility is based on the average historical volatility of the common stock of an industry peer group of entities, due to the limited Company stock history, over the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company’s current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option.  Shares received through option exercises under the reload program are subject to restriction on sale. Discounts, as measured by the estimated cost of protection, have been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the nine months ended September 30, 2006:

	Original Grants	Reload Grants
Expected term of stock options	6 – 7 years	1 – 6 years
Expected volatility of the Company’s stock	23.8% – 32.0%	17.2% – 30.4%
Weighted average volatility	30.4%	19.4%
Expected annual dividend per share	$0.92 - $1.04	$0.92 - $1.04
Risk free rate	4.30%– 5.10%	4.31% – 5.17%

A summary of stock option activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive compensation plans as of and for the nine months ended September 30, 2006 is as follows:

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                SHARE-BASED INCENTIVE COMPENSATION, Continued

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value
				($ in millions)
Outstanding, beginning of year	43,864,909	$41.81
Granted:
Original	2,657,970	44.75
Reload	288,221	45.38
Exercised	(2,727,672)	33.01
Forfeited or expired	(1,796,472)	47.40
Outstanding, end of period	42,286,956	$42.35	5.1 years	$254

Vested at end of period (1)	34,451,771	$42.68	4.5 years	$206
Exercisable at end of period	32,684,419	$42.75	4.3 years	$196

(1) Represents awards for which the requisite service has been rendered including those that are retirement eligible.

The following table presents additional information regarding original and reload grants for the nine months ended September 30, 2006.

	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$13.60	$4.88
Total intrinsic value of options exercised during the period (in millions)	$31	$2

Restricted Stock, Deferred Stock and Performance Share Award Programs

Awards of restricted stock and deferred stock are made to eligible officers and key employees pursuant to the 2004 Incentive Plan. Such awards include restricted stock grants under the Capital Accumulation Program (CAP) and Equity Awards program established pursuant to the 2004 Incentive Plan. Awards issued under CAP are in the form of restricted stock and the number of shares included in the restricted stock award is calculated at a 10% discount from the market price on the date of the award and generally vest in full after a two-year period from the date of grant. CAP has been discontinued following the issuance of CAP awards in February 2006.  Other restricted stock awards issued under the Equity Awards program generally vest in full after a three-year period from the date of grant. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. Awards granted to non-U.S. participants are in the form of deferred stock awards. These deferred stock awards are granted at market price, generally vest after three years from the date of grant and are subject to the same conditions as the restricted stock awards except that the shares are not issued until the vesting criteria are satisfied.

On October 25, 2005, the Company’s Board of Directors approved a Performance Share Awards Program pursuant to the 2004 Incentive Plan. Under the program, which became effective beginning in 2006, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards represent target shares that provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals. The performance goals for performance awards granted in 2006 are based on the Company’s adjusted return on equity over a three-year performance period.  Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity.  If the performance period return on equity is below the minimum threshold, none of the shares will vest; if performance meets or exceeds the minimum performance threshold, between 50% - 160% of the performance shares will vest, depending on the actual return on equity attained.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                SHARE-BASED INCENTIVE COMPENSATION, Continued

The fair value of restricted stock, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

The total fair value of shares that vested during the nine months ended September 30, 2006 was $55 million.

A summary of restricted stock, deferred stock awards and performance share activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive compensation plans as of and for the nine months ended September 30, 2006 is as follows:

	Restricted and Deferred Shares		Performance Shares
Other Equity Instruments	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	3,697,335	$35.53	—	$—
Granted	2,142,021	43.34	377,743	44.80
Vested (1)	(1,237,202)	35.75	—	—
Forfeited	(154,936)	39.23	(9,629)	44.80
Outstanding, end of period	4,447,218	$39.11	368,114	$44.80

(1)  Represents awards for which the requisite service has been rendered including those that are retirement eligible. Excludes performance shares which remain subject to attainment of a performance condition.

Share-Based Compensation Recognition

The compensation cost for awards subject to a service condition is based upon the number of equity instruments for which the requisite service period is expected to be rendered. Awards granted to retiree-eligible or to employees that become retiree-eligible before an awards vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome that the performance condition will be achieved. The compensation cost reflects an estimated annual forfeiture rate of 5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.   Compensation cost for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the three months and nine months ended September 30, 2006 was $31 million and $112 million, respectively. Included in these amounts are approximately $2.9 million and $9.5 million for the three months and nine months ended September 30, 2006, respectively, of compensation costs related to awards granted, prior to the adoption of FAS 123R, to retiree-eligible or to employees that became retiree-eligible before the awards vesting date.  The related tax benefits recognized in earnings were $11 million and $39 million for the three months and nine months ended September 30, 2006, respectively.

As of September 30, 2006, there was $153 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, deferred stock and performance shares granted under the Company’s 2004 Incentive Plan and legacy TPC and legacy SPC share-based incentive compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                SHARE-BASED INCENTIVE COMPENSATION, Continued

The requirement to report unearned compensation as contra-equity in the consolidated balance sheet was eliminated by FAS 123R.  Accordingly, the Company’s unearned compensation balances were reclassified to common stock for all periods presented.

Cash received from the exercise of employee stock options under share-based compensation plans totaled $89 million for the nine months ended September 30, 2006. The tax benefit realized for tax deductions from employee stock option exercises totaled $11 million for the nine months ended September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$162	$340	$1,443	$652
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects (1)	16	13	47	32
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effect (2)	(19)	(19)	(56)	(51)
Net income, pro forma	$159	$334	$1,434	$633

Earnings per share
Basic – as reported	$0.24	$0.51	$2.14	$1.10
Diluted – as reported	0.23	0.50	2.07	1.09
Basic – pro forma	0.23	0.50	2.13	1.07
Diluted – pro forma	0.23	0.49	2.06	1.06

(1)                   Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.

(2)                   Includes the compensation expense added back in (1).

11.          INSURANCE CLAIM RESERVES

In February 2006, following approval by the respective managing agencies, the 2003 and prior years of account of Lloyd’s Syndicates 5000 and 779 closed through reinsurance to close (RITC) into the 2004 year of account, for which the Company is the capital provider through its 100% ownership of Lloyd’s members F&G UK Underwriters, Ltd. and Aprilgrange, Ltd.  The RITC was effective January 1, 2006.  The RITC resulted in the Company acquiring $746 million of insurance liabilities and an equal amount of assets, including $470 million of investments, $243 million of reinsurance recoverables, $29 million of cash and other net assets during the first quarter of 2006.  There was no impact on the Company’s results of operations at the time the RITC was recorded.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.          SHARE REPURCHASE PROGRAM

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months and nine months ended September 30, 2006, the Company repurchased 2.7 million and 8.4 million shares, respectively, under the program for a total cost of approximately $121 million and $371 million, respectively.  The average cost per share repurchased for the three months and nine months ended September 30, 2006 was $44.33 and $44.36, respectively.

13.          DEBT

In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036.  The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively.  The notes pay interest semi-annually on June 20 and December 20 of each year, beginning December 20, 2006, and rank equally with all of the Company’s other senior unsecured indebtedness.  Either series of senior notes is redeemable in whole or in part from time to time, at the Company’s option, prior to maturity at a redemption price equal to the greater of: 100% of the principal amount of senior notes to be redeemed; or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate plus 20 basis points for the 6.25% senior unsecured notes due June 20, 2016 and 25 basis points for the 6.75% senior unsecured notes due June 20, 2036.  Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million.

In November 2001, St. Paul Capital Trust I, a business trust, issued preferred securities, the proceeds of which were used to purchase $593 million of 7.60% subordinated debentures issued by the Company and due October 15, 2050.  The debentures were redeemable by the Company on or after November 13, 2006.  On October 18, 2006, the Company called for redemption of these securities, with an expected redemption date of November 17, 2006.  A portion of the proceeds from the June 2006 debt issuances described above will be used to fund this redemption, and the proceeds of such redemption will be used by St. Paul Capital Trust I to redeem its preferred securities.

 14.                              CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.64 billion as of September 30, 2006.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,504	$1,756	$—	$—	$5,260
Net investment income	563	263	34	(2)	858
Fee income	151	(1)	—	—	150
Net realized investment gains (losses)	(16)	20	8	—	12
Other revenues	11	26	2	(3)	36
Total revenues	4,213	2,064	44	(5)	6,316
Claims and expenses
Claims and claim adjustment expenses	2,020	1,027	—	—	3,047
Amortization of deferred acquisition costs	576	282	—	—	858
General and administrative expenses	565	282	25	(3)	869
Interest expense	36	—	54	(2)	88
Total claims and expenses	3,197	1,591	79	(5)	4,862
Income (loss) before income taxes	1,016	473	(35)	—	1,454
Income tax expense (benefit)	283	135	(7)	—	411
Equity in earnings of subsidiaries, net of tax	—	—	1,071	(1,071)	—
Net income	$733	$338	$1,043	$(1,071)	$1,043

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,301	$5,131	$—	$—	$15,432
Net investment income	1,758	774	77	(2)	2,607
Fee income	452	1	—	—	453
Net realized investment gains (losses)	(19)	55	(20)	—	16
Other revenues	73	40	8	(8)	113
Total revenues	12,565	6,001	65	(10)	18,621
Claims and expenses
Claims and claim adjustment expenses	6,182	3,060	—	—	9,242
Amortization of deferred acquisition costs	1,638	834	—	—	2,472
General and administrative expenses	1,666	833	38	(8)	2,529
Interest expense	106	—	138	(2)	242
Total claims and expenses	9,592	4,727	176	(10)	14,485
Income (loss) before income taxes	2,973	1,274	(111)	—	4,136
Income tax expense (benefit)	797	357	(37)	—	1,117
Equity in earnings of subsidiaries, net of tax	—	—	3,093	(3,093)	—
Net income	$2,176	$917	$3,019	$(3,093)	$3,019

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

  THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,015	$1,962	$—	$—	$4,977
Net investment income	549	251	12	—	812
Fee income	171	(2)	—	—	169
Net realized investment gains (losses)	59	(19)	(1)	—	39
Other revenues	62	(17)	3	(3)	45
Total revenues	3,856	2,175	14	(3)	6,042
Claims and expenses
Claims and claim adjustment expenses	2,976	1,385	—	—	4,361
Amortization of deferred acquisition costs	335	495	—	—	830
General and administrative expenses	416	355	21	(3)	789
Interest expense	35	(1)	36	—	70
Total claims and expenses	3,762	2,234	57	(3)	6,050
Income (loss) from continuing operations before income taxes	94	(59)	(43)	—	(8)
Income tax benefit	(28)	(50)	(5)	—	(83)
Equity in earnings of subsidiaries, net of tax	—	—	114	(114)	—
Income (loss) from continuing operations	122	(9)	76	(114)	75
Discontinued operations
Operating income (loss), net of taxes	—	—	2	—	2
Gain (loss) on disposal, net of taxes	—	1	84	—	85
Income (loss) from discontinued operations	—	1	86	—	87
Net income (loss)	$122	$(8)	$162	$(114)	$162

(1)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

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

(2)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,699 subject to securities lending and repurchase agreements) (amortized cost $60,914)	$38,591	$22,332	$431	$—	$61,354
Equity securities, at fair value (cost $479)	370	77	63	—	510
Real estate	8	742	—	—	750
Mortgage loans	53	1	—	—	54
Short-term securities	2,779	1,416	2,026	—	6,221
Other investments	1,953	1,220	90	—	3,263
Total investments	43,754	25,788	2,610	—	72,152
Cash	205	145	7	—	357
Investment income accrued	477	310	12	(8)	791
Premiums receivable	3,983	2,235	—	—	6,218
Reinsurance recoverables	13,391	4,987	—	—	18,378
Ceded unearned premiums	1,148	366	—	—	1,514
Deferred acquisition costs	1,343	302	—	—	1,645
Deferred tax asset	1,180	443	46	—	1,669
Contractholder receivables	4,948	694	—	—	5,642
Goodwill	2,412	1,029	—	—	3,441
Intangible assets	284	518	—	—	802
Investment in subsidiaries	—	—	26,078	(26,078)	—
Other assets	2,008	642	438	(199)	2,889
Total assets	$75,133	$37,459	$29,191	$(26,285)	$115,498
Liabilities
Claims and claim adjustment expense reserves	$39,226	$20,624	$—	$—	$59,850
Unearned premium reserves	7,758	3,632	—	—	11,390
Contractholder payables	4,948	694	—	—	5,642
Payables for reinsurance premiums	442	466	—	—	908
Debt	2,619	154	3,995	(199)	6,569
Other liabilities	4,055	1,896	449	(8)	6,392
Total liabilities	59,048	27,466	4,444	(207)	90,751
Shareholders’ equity
Preferred Stock Savings Plan–convertible preferred stock (0.4 shares issued and outstanding)	—	—	136	—	136
Common stock (1,750.0 shares authorized; 689.5 shares issued and outstanding)	—	745	18,328	(745)	18,328
Additional paid-in capital	9,906	7,715	—	(17,621)	—
Retained earnings	5,756	1,475	6,245	(7,231)	6,245
Accumulated other changes in equity from nonowner sources	423	58	486	(481)	486
Treasury stock, at cost (10.2 shares)	—	—	(448)	—	(448)
Total shareholders’ equity	16,085	9,993	24,747	(26,078)	24,747
Total liabilities and shareholders’ equity	$75,133	$37,459	$29,191	$(26,285)	$115,498

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,667 subject to securities lending and repurchase agreements) (amortized cost $58,616)	$37,582	$20,957	$444	$—	$58,983
Equity securities, at fair value (cost $538)	435	86	58	—	579
Real estate	7	745	—	—	752
Mortgage loans	107	38	—	—	145
Short-term securities	2,142	1,551	1,109	—	4,802
Other investments	1,701	1,235	90	—	3,026
Total investments	41,974	24,612	1,701	—	68,287
Cash	136	200	1	—	337
Investment income accrued	471	286	7	(3)	761
Premiums receivable	3,843	2,281	—	—	6,124
Reinsurance recoverables	14,966	4,608	—	—	19,574
Ceded unearned premiums	1,000	322	—	—	1,322
Deferred acquisition costs	1,218	309	—	—	1,527
Deferred tax asset	1,330	581	151	—	2,062
Contractholder receivables	4,422	1,094	—	—	5,516
Goodwill	2,412	1,030	—	—	3,442
Intangible assets	316	601	—	—	917
Investment in subsidiaries	—	—	23,708	(23,708)	—
Other assets	2,292	743	478	(195)	3,318
Total assets	$74,380	$36,667	$26,046	$(23,906)	$113,187
Liabilities
Claims and claim adjustment expense reserves	$41,213	$19,877	$—	$—	$61,090
Unearned premium reserves	7,418	3,509	—	—	10,927
Contractholder payables	4,422	1,094	—	—	5,516
Payables for reinsurance premiums	282	438	—	—	720
Debt	2,623	147	3,272	(192)	5,850
Other liabilities	4,297	2,017	471	(4)	6,781
Total liabilities	60,255	27,082	3,743	(196)	90,884
Shareholders’ equity
Preferred Stock Savings Plan–convertible preferred stock (0.5 shares issued and outstanding)	—	—	153	—	153
Common stock (1,750.0 shares authorized; 693.4 shares issued and outstanding)	(24)	745	18,096	(721)	18,096
Additional paid-in capital	9,916	7,724	—	(17,640)	—
Retained earnings	3,835	1,154	3,750	(4,989)	3,750
Accumulated other changes in equity from nonowner sources	398	(38)	351	(360)	351
Treasury stock, at cost (1.2 shares)	—	—	(47)	—	(47)
Total shareholders’ equity	14,125	9,585	22,303	(23,710)	22,303
Total liabilities and shareholders’ equity	$74,380	$36,667	$26,046	$(23,906)	$113,187

(1)                                  The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,176	$917	$3,019	$(3,093)	$3,019
Net adjustments to reconcile net income to net cash provided by operating activities	(616)	492	(2,870)	3,093	99
Net cash provided by operating activities	1,560	1,409	149	—	3,118

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	2,683	1,719	6	—	4,408
Mortgage loans	50	37	—	—	87
Proceeds from sales of investments:
Fixed maturities	1,974	1,619	33	—	3,626
Equity securities	136	88	—	—	224
Purchases of investments:
Fixed maturities	(5,699)	(4,510)	(31)	—	(10,240)
Equity securities	(13)	(78)	—	—	(91)
Real estate	(1)	(22)	—	—	(23)
Short-term securities sales (purchases), net	(637)	185	(916)	—	(1,368)
Other investments, net	52	159	—	—	211
Securities transactions in course of settlement	433	(83)	—	—	350
Other	(214)	—	(1)	—	(215)
Net cash used in investing activities	(1,236)	(886)	(909)	—	(3,031)

Cash flows from financing activities
Payment of debt	(4)	—	(42)	—	(46)
Issuance of debt	—	—	786	—	786
Dividends to shareholders	—	—	(524)	—	(524)
Issuance of common stock — employee share options	—	—	89	—	89
Excess tax benefits from share-based payment arrangements	6	2	—	—	8
Treasury stock acquired – share repurchase program	—	—	(367)	—	(367)
Treasury stock acquired – net employee share-based compensation	—	—	(17)	—	(17)
Dividends received by (paid to) parent company	(255)	(600)	855	—	—
Capital contributions and loans between subsidiaries	—	16	(16)	—	—
Other	(2)	—	2	—	—
Net cash provided by (used in) financing activities	(255)	(582)	766	—	(71)

Effect of exchange rate changes on cash	—	4	—	—	4
Net increase (decrease) in cash	69	(55)	6	—	20
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$205	$145	$7	$—	$357
Supplemental disclosure of cash flow information
Income taxes paid (received)	$675	$(1)	$(83)	$—	$591
Interest paid	$115	$—	$135	$—	$250

(1)           The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2005 (1)

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers (2)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,466	$421	$1,443	$(1,887)	$1,443
Net adjustments to reconcile net income to net cash provided by operating activities	970	30	(1,218)	1,887	1,669
Net cash provided by (used in) operating activities of continuing operations	2,436	451	225	—	3,112
Net cash provided by operating activities of discontinued operations	—	24	—	—	24
Net cash provided by (used in) operating activities	2,436	475	225	—	3,136

Cash flows from investing activities
Proceeds from maturities of investments:
Fixed maturities	2,302	1,507	5	—	3,814
Mortgage loans	36	13	—	—	49
Proceeds from sales of investments:
Fixed maturities	2,277	985	171	—	3,433
Equity securities	250	31	—	—	281
Real estate	—	39	—	—	39
Purchases of investments:
Fixed maturities	(6,797)	(4,443)	(923)	—	(12,163)
Equity securities	(2)	(35)	—	—	(37)
Real estate	(7)	(22)	—	—	(29)
Short-term securities sales (purchases), net	(1,067)	964	(927)	—	(1,030)
Other investments, net	507	123	—	—	630
Securities transactions in course of settlement	230	(27)	—	—	203
Other	(98)	9	16	—	(73)
Net cash used in investing activities of continuing operations	(2,369)	(856)	(1,658)	—	(4,883)
Net cash used in investing activities of discontinued operations	—	(20)	—	—	(20)
Net cash used in investing activities	(2,369)	(876)	(1,658)	—	(4,903)

Cash flows from financing activities
Payment of debt	(4)	—	(518)	—	(522)
Dividends to shareholders	—	—	(467)	—	(467)
Issuance of common stock — employee share options	—	—	129	—	129
Issuance of common stock-maturity of equity unit forward contracts	—	—	442	—	442
Treasury shares acquired – net employee share-based compensation	—	—	(27)	—	(27)
Intercompany dividends	(860)	133	727	—	—
Capital contributions and loans between subsidiaries	824	36	(860)	—	—
Net cash provided by (used in) financing activities of continuing operations	(40)	169	(574)	—	(445)
Net cash provided by financing activities of discontinued operations	—	4	—	—	4
Net cash provided by (used in) financing activities	(40)	173	(574)	—	(441)

Effect of exchange rate changes on cash	—	(3)	—	—	(3)
Elimination of cash provided by discontinued operations	—	(8)	—	—	(8)
Net proceeds from sale of discontinued operations	—	405	1,994	—	2,399
Net increase (decrease) in cash	27	166	(13)	—	180
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$193	$245	$4	$—	$442
Supplemental disclosure of cash flow information
Income taxes paid (received)	$509	$308	$(295)	$—	$522
Interest paid	$115	$6	$146	$—	$267

(1)          See note 2.

(2)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2006 Third Quarter Consolidated Results of Operations

•                   Income from continuing operations and net income of $1.04 billion, or $1.52 per share basic and $1.47 per share diluted

•                   Catastrophe losses of $15 million pretax ($10 million after-tax); significantly lower than prior year quarter

•                   Net favorable prior year reserve development of $87 million pretax ($55 million after-tax)

•                   Net written premiums of $5.28 billion

•                   GAAP combined ratio of 87.2%

•                   Pretax net investment income of $858 million ($668 million after-tax)

2006 Third Quarter Consolidated Financial Condition

•                   Total assets of $115.50 billion, up $2.31 billion from December 31, 2005

•                   Total investments of $72.15 billion, up $3.86 billion from December 31, 2005; fixed maturities and short-term securities comprise 94% of total investments

•                   Repurchased 2.7 million common shares for total cost of approximately $121 million under $2 billion share repurchase program; repurchased 8.4 million shares year-to-date for total cost of approximately $371 million

•                   Shareholders’ equity of $24.75 billion, up $2.44 billion from December 31, 2005; book value per common share of $35.69

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2006	2005	2006	2005

Revenues
Premiums	$5,260	$4,977	$15,432	$15,205
Net investment income	858	812	2,607	2,352
Fee income	150	169	453	505
Net realized investment gains (losses)	12	39	16	(16)
Other revenues	36	45	113	138
Total revenues	6,316	6,042	18,621	18,184

Claims and expenses
Claims and claim adjustment expenses	3,047	4,361	9,242	10,685
Amortization of deferred acquisition costs	858	830	2,472	2,423
General and administrative expenses	869	789	2,529	2,391
Interest expense	88	70	242	211
Total claims and expenses	4,862	6,050	14,485	15,710

Income (loss) from continuing operations before income taxes	1,454	(8)	4,136	2,474
Income tax expense (benefit)	411	(83)	1,117	591
Income from continuing operations	1,043	75	3,019	1,883
Discontinued operations:
Operating income (loss), net of taxes	—	2	—	(663)
Gain on disposal, net of taxes	—	85	—	223
Income (loss) from discontinued operations, net of taxes	—	87	—	(440)
Net income	$1,043	$162	$3,019	$1,443

Income from continuing operations per share
Basic	$1.52	$0.11	$4.37	$2.79
Diluted	$1.47	$0.11	$4.23	$2.69

GAAP combined ratio
Loss and loss adjustment expense ratio	56.7%	86.3%	58.3%	68.8%
Underwriting expense ratio	30.5	29.9	30.3	29.1
GAAP combined ratio	87.2%	116.2%	88.6%	97.9%

The Company’s discussions related to all items, other than net income, income from continuing operations, income (loss) from discontinued operations, and segment operating income, are presented on a pretax basis, unless otherwise noted.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Overview

Income from continuing operations in the third quarter of 2006 totaled $1.04 billion, or $1.47 per share diluted, a significant improvement over third quarter 2005 income from continuing operations of $75 million, or $0.11 per share diluted.  Results in the third quarter of 2005 were significantly impacted by catastrophe losses resulting from Hurricanes Katrina and Rita.  The total cost of catastrophe losses in the third quarter of 2005, including reinstatement premiums, was $1.52 billion.  Catastrophe losses in the third quarter of 2006 totaled $15 million.  In addition to a significant decline in catastrophe losses, the improvement in third quarter 2006 operating results reflected higher business volume and an increase in net investment income, partially offset by an increase in general and administrative expenses and modestly lower net favorable prior year reserve development compared with the same period of 2005.  Net favorable prior year reserve development in the third quarter of 2006 primarily resulted from continued improvement in liability and property lines of business in the Business Insurance segment and favorable development on 2005 catastrophe losses in Personal Insurance, partially offset by provisions to strengthen asbestos and environmental reserves.  Through the first nine months of 2006, income from continuing operations totaled $3.02 billion, or $4.23 per share diluted, compared with $1.88 billion, or $2.69 per diluted share in the same 2005 period.  The improvement was driven by the decline in catastrophe losses, growth in business volume, an increase in net investment income, and continued favorable loss trends throughout the Company’s operations.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2006 totaled $5.26 billion, an increase of $283 million, or 6%, over the same period of 2005.  Through the first nine months of 2006, earned premiums of $15.43 billion were $227 million, or 1%, higher than earned premiums of $15.21 billion in the same 2005 period.  The third quarter and year-to-date totals in 2005 were reduced by $119 million of reinstatement premiums related to catastrophe losses incurred.  Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage limits for certain excess-of-loss reinsurance treaties.  In the Personal Insurance segment, premium growth in the third quarter and first nine months of 2006 reflected the impact of new business and continued renewal price increases.  In the Business Insurance segment, earned premiums in the third quarter of 2006 increased over the same period of 2005, reflecting higher levels of written premiums in recent quarters.  Business Insurance earned premiums in the first nine months of 2006 declined from comparable 2005 totals, primarily reflecting the impact of business in runoff and the sale of the Personal Catastrophe Risk operation in November 2005.  Earned premiums in the Financial, Professional & International Insurance segment for the third quarter and first nine months of 2006 increased over the respective 2005 totals, primarily due to growth in Bond and the absence of the reinstatement premiums referred to above.

Net Investment Income

Net investment income of $858 million in the third quarter of 2006 increased $46 million, or 6%, over the same period of 2005.  Through the first nine months of 2006, net investment income of $2.61 billion was $255 million, or 11%, higher than in the same 2005 period.  The increases in 2006 were primarily the result of growth in the Company’s fixed maturity portfolio and higher yields on short-term securities and taxable fixed maturity securities.  The Company’s investment real estate portfolio also produced strong levels of net investment income in the first nine months of 2006.  In addition, the investment of $2.40 billion of net proceeds from the divestiture of Nuveen Investments in the second and third quarters of 2005 contributed to year-to-date net investment income growth in 2006. The amortized cost of the fixed maturity portfolio at September 30, 2006 totaled $60.91 billion, $3.21 billion higher than at the same date in 2005.  The increase in the portfolio primarily reflected strong operating cash flows over the preceding twelve months.  In addition, the Company issued senior notes in the second quarter of 2006 resulting in approximately $786 million of net proceeds, of which $38 million was used in the third quarter of 2006 to fund the maturities of medium-term notes.  The remainder will be used to fund various debt maturities and the redemption of subordinated debentures in the fourth quarter of 2006.  These proceeds have been invested in taxable fixed maturity securities until those debt maturities and redemption occur.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The decline in fee income in the third quarter and first nine months of 2006 compared with the same periods of 2005 is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

Net realized investment gains in the third quarter of 2006 totaled $12 million, compared with net realized investment gains of $39 million in the same period of 2005.  The 2006 total included $22 million of net realized investment gains (net of impairment losses of $12 million) generated by the venture capital portfolio and $11 million of net realized investment gains related to the Company’s holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company.  These gains were partially offset by $11 million of net realized investment losses related to U.S. Treasury futures (which require a daily mark-to-market settlement and are used to shorten the duration of the Company’s fixed maturity investment portfolio), and $6 million of net realized investment losses resulting from the sale of fixed maturity investments.  Net realized investment gains of $39 million in the third quarter of 2005 were driven by $33 million of gains related to U.S. Treasury futures and realized investment gain of $15 million from the sale of one real estate property.  These gains, and additional gains related to venture capital and common stock holdings, were partially offset by impairment losses of $34 million in the third quarter of 2005, the majority of which related to venture capital holdings.  Through the first nine months of 2006, net realized investment gains totaled $16 million, compared with net realized investment losses of $16 million in the same 2005 period.  The 2006 total included $61 million of net realized investment gains from the venture capital portfolio (net of impairment losses of $20 million) and $27 million of net realized investment gains related to U.S. Treasury futures, partially offset by $35 million of net realized losses from the sale of fixed maturity investments and $18 million of net realized investment losses related to the Platinum Underwriters Holdings, Ltd. Stock warrants.  Net realized investment losses for the nine months of 2005 included $75 million of impairment losses in the venture capital portfolio, which were substantially offset by realized investment gains related to sales of venture capital investments.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Business Insurance	$3,257	$3,372	$9,825	$10,182
Financial, Professional & International Insurance	974	926	2,952	2,797
Personal Insurance	1,869	1,732	5,330	4,880
Total	$6,100	$6,030	$18,107	$17,859

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Business Insurance	$2,644	$2,622	$8,203	$8,141
Financial, Professional & International Insurance	912	847	2,429	2,266
Personal Insurance	1,728	1,627	5,081	4,685
Total	$5,284	$5,096	$15,713	$15,092

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross written premiums in the third quarter and first nine months of 2006 increased 1% over the same periods of 2005, whereas net written premiums in the third quarter and first nine months of 2006 increased 4% over the same periods of 2005.  In Business Insurance, net written premium growth in the third quarter and first nine months of 2006 was driven by strong increases in the Construction and Oil & Gas business units, due to favorable economic conditions in these industry sectors, and significant renewal price increases for Southeastern U.S. catastrophe-prone exposures.  Business retention rates remained strong throughout the Business Insurance segment in 2006.  In Financial, Professional & International Insurance, net written premium growth in the third quarter of 2006 reflected strong business volume in Bond and International operations, and the absence of catastrophe-related reinstatement premiums.  Through the first nine months of 2006 in Financial, Professional & International Insurance, net written premium growth in the Bond and International and Lloyd’s operations was partially offset by a decline in Financial & Professional Services premium volume.  Net written premium growth in the Personal Insurance segment in the third quarter and first nine months of 2006 reflected growth in new business volume, renewal price increases and continued strong business retention rates, partially offset by the estimated impact of transitioning to six-month policy terms for a large portion of the Company’s multivariate pricing Automobile product.  For comparative purposes, the impact of the increase in property catastrophe reinsurance costs in the third quarter of 2006 was largely offset by the impact of reinstatement premiums associated with catastrophe losses in the third quarter of 2005.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses totaled $3.05 billion in the third quarter of 2006, $1.31 billion less than the 2005 third-quarter total of $4.36 billion.  The 2006 total included $15 million of catastrophe losses and $87 million of net favorable prior year reserve development, whereas the 2005 total included $1.41 billion of catastrophe losses and $102 million of net favorable prior year reserve development.  Catastrophe losses in the third quarter of 2005 resulted entirely from Hurricanes Katrina and Rita.  Net favorable prior year reserve development in both years was concentrated in the Personal Insurance segment, primarily reflecting favorable development on prior year catastrophe losses in 2006 and further declines in non-catastrophe related homeowners’ and auto bodily injury losses in 2005.  The Business Insurance segment also experienced net favorable prior year loss experience in its ongoing operations in the third quarter of 2006, primarily in the general liability and property lines of business.  That favorable development was more than offset, however, by provisions to increase asbestos and environmental reserves by $155 million and $120 million, respectively, which are discussed in more detail in the “Asbestos Claims and Litigation” and “Environmental Claims and Litigation” sections herein.  Through the first nine months of 2006, claim and claim adjustment expenses of $9.24 billion declined by $1.44 billion from the 2005 year-to-date total of $10.69 billion, primarily reflecting the significant decline in catastrophe losses in 2006.  Catastrophe losses in the first nine months of 2006 totaled $82 million, primarily resulting from three wind, hail and rain events in the United States in the second quarter of the year, compared with catastrophe losses of $1.45 billion in the first nine months of 2005.  Net favorable prior year reserve development in the first nine months of 2006 and 2005 totaled $237 million and $232 million, respectively.

General and Administrative Expenses

General and administrative expenses totaled $869 million in the third quarter of 2006, an increase of $80 million, or 10%, over the comparable 2005 total of $789 million.  The increase in 2006 was driven by investments made in information systems and personnel throughout the Company to support business growth and product development, and costs related to the Company’s national advertising campaign.  Through the first nine months of 2006, general and administrative expenses of $2.53 billion were $138 million, or 6%, higher than in the same period of 2005.  The increase was driven by the same factors impacting the third quarter, as well as provisions for legal expenses related to investigations of various business practices by certain governmental agencies (see Part II, Item 1 – Legal Proceedings).  These factors driving the increase in year-to-date general and administrative expenses were partially offset by the impact of the favorable resolution of certain prior year state tax matters in the second quarter of the year, and certain tax benefits and lower premium tax-related expenses in the first quarter of the year.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

As of September 30, 2006, there was $153 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

Interest Expense

Interest expense in the third quarter and first nine months of 2006 was $18 million and $31 million higher, respectively, than the same periods of 2005, primarily due to the issuance in November 2005 of $400 million, 5.50% senior notes due December 1, 2015, and the issuance in June 2006 of $400 million, 6.25% senior notes due June 20, 2016 and $400 million, 6.75% senior notes due June 20, 2036.

GAAP Combined Ratios

The consolidated loss and loss adjustment expense ratio of 56.7% in the third quarter of 2006 improved by 29.6 points compared with the same period of 2005, primarily reflecting the decline in catastrophe losses.  Catastrophe losses accounted for 0.3 points of the third-quarter 2006 loss and loss adjustment expense ratio, compared with a 29.6 point impact in the same 2005 period.  The 2006 and 2005 third-quarter loss and loss adjustment expense ratios included benefits of net favorable prior year reserve development of 1.7 points and 2.0 points, respectively.  Through the first nine months of 2006, the loss and loss adjustment expense ratio of 58.3% included a 0.5 point impact from catastrophe losses, whereas the 2005 nine-month loss and loss adjustment expense ratio of 68.8% included a 10.0 point impact from catastrophe losses.  Net favorable prior year reserve development in the first nine months of 2006 and 2005 reduced the loss and loss adjustment expense ratios by 1.5 points and 1.6 points, respectively.  The underwriting expense ratios for the third quarter and first nine months of 2006 were 0.6 points and 1.2 points, respectively, higher than the underwriting expense ratios in the same 2005 periods.  The changes primarily reflect the impact of the increase in general and administrative expenses described previously.  In addition, the 2006 ratios were negatively impacted by a decline in National Accounts’ fee income, a portion of which is accounted for as a reduction of expenses for purposes of calculating the expense ratio.  The underwriting expense ratios in the third quarter and first nine months of 2005 also included 0.7 and 0.2 point impacts, respectively, from reinstatement premiums.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

RESULTS OF OPERATIONS BY SEGMENT

In August 2006, the Company announced a realignment of two of its three reportable business segments. The former Commercial and Specialty segments were realigned into two new reportable segments: the Business Insurance segment and the Financial, Professional & International Insurance segment. The Personal segment was renamed Personal Insurance. The changes were designed to reflect the manner in which the Company’s businesses are currently managed, and represent an aggregation of products and services based on type of customer, how the business is marketed, and the manner in which risks are underwritten.  The following discussion reflects the realigned segment reporting structure.  Financial data for all periods presented has been reclassified to be consistent with the new segment structure.

Business Insurance

The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following groups, which collectively comprise Business Insurance Core operations:

•                   Select Accounts serves small businesses and offers commercial multi-peril, property, general liability, commercial auto and workers’ compensation insurance.

•                   Commercial Accounts serves primarily mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers’ compensation insurance.

•                   National Accounts comprises three business units.  The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability.  National Accounts also includes Discover Re, which provides unbundled property and casualty insurance products to insureds who utilize programs such as self-insurance, collateralized deductibles and captive reinsurers.  In addition, National Accounts includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

•                   Industry-Focused Underwriting. The following business units serve targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

•       Construction serves a broad range of construction businesses, offering guaranteed cost products for small to mid-sized policyholders and loss sensitive programs for larger accounts.  For the larger accounts, the customer and the Company work together in actively managing and controlling exposure and claims and they share risk through policy features such as deductibles or retrospective rating.  Products offered include workers’ compensation, general liability and commercial auto coverages, and other risk management solutions.

•       Technology serves small to mid-sized companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a well-balanced comprehensive portfolio of products and services.  These products include property, commercial auto, general liability, workers’ compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

•       Public Sector Services markets insurance products and services to public entities including municipalities, counties, Indian Nation gaming and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

•       Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators and drilling contractors, as well as various service and supply companies and manufacturers that support upstream operations.  The policies written by this business group insure drilling rigs, natural gas facilities, and production and gathering platforms, and cover risks including physical damage, liability and business interruption.

•       Agribusiness serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, offering property and liability coverages other than workers’ compensation.

•                   Target Risk Underwriting. The following business units serve commercial businesses requiring specialized product underwriting, claims handling and risk management services:

•       National Property serves large and mid-sized customers, including retailers, hospitals, colleges and universities, and owners of industrial parks, office buildings, apartments and amusement parks, covering losses on buildings, business assets and business interruption exposures.

•       Inland Marine provides insurance for goods in transit and movable objects for customers such as jewelers, museums, contractors and the transportation industry.  Builders’ Risk insurance is also offered to customers during the construction, renovation or repair of buildings and other structures.

•       Ocean Marine serves the marine transportation industry and related services, as well as other businesses involved in international trade. The Company’s product offerings fall under six main coverage categories: marine liability, cargo, hull and machinery, protection and indemnity, pleasure craft, and marine property and liability.

•       Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company does not write the primary casualty coverage, or where other business units within the Company prefer to outsource the underwriting of umbrella and excess business based on the expertise and/or limit capacity of Excess Casualty.

•       Boiler & Machinery serves customers ranging from small businesses to Fortune 100 companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages.   Through the BoilerRe unit, Boiler and Machinery also serves other property casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

•       Global Accounts provides insurance to U.S. companies with foreign property and liability exposures (“home-foreign”), and foreign organizations with property and liability exposures located in the United States (“reverse-flow”), as part of a global program.

•                   Specialized Distribution. The following business units market and underwrite their products to customers predominantly through licensed wholesale, general and program agents that manage customers’ unique insurance requirements.

•       Northland provides insurance coverage for the commercial transportation industry, as well as commercial liability and package policies for small, difficult to place specialty classes of commercial business on an admitted or excess and surplus lines basis.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

•       National Programs offers tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements.  Programs available include those for entertainment, architects and engineers, equipment rental and golf services.

•       Underwriting Facilities serves small commercial businesses, offering general liability, property and commercial auto physical damage coverages on an admitted or excess and surplus lines basis.

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004; and the Company’s Personal Catastrophe Risk operation, which was sold in November 2005.  The Company’s Personal Catastrophe Risk operation had been included in the Specialty segment prior to the August 2006 segment realignment.  In accordance with the terms of the sale agreement, the Company retained responsibility for the pre-sale claims and claim adjustment expense reserves related to the Personal Catastrophe Risk operation and remains responsible for any changes in estimates in those reserves through a quota-share reinsurance agreement.  All of these operations are collectively referred to as Business Insurance Other.  The Personal Catastrophe Risk operation accounted for the majority of net written premiums in this category in 2005.

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Revenues:
Earned premiums	$2,737	$2,707	$8,095	$8,371
Net investment income	610	591	1,881	1,750
Fee income	150	168	453	504
Other revenues	8	19	24	52
Total revenues	$3,505	$3,485	$10,453	$10,677

Total claims and expenses	$2,674	$3,548	$7,836	$9,215

Operating income	$613	$30	$1,919	$1,154

Loss and loss adjustment expense ratio	61.5%	95.4%	60.8%	75.3%
Underwriting expense ratio	30.5	29.6	30.1	28.5
GAAP combined ratio	92.0%	125.0%	90.9%	103.8%

Overview

Operating income of $613 million and $1.92 billion in the third quarter and first nine months of 2006, respectively, was significantly higher than in the same periods of 2005, primarily reflecting the absence of catastrophe losses, the continuation of favorable current year loss trends in 2006 and an increase in net investment income.  In the third quarter and first nine months of 2005, the cost of catastrophes totaled $956 million (including reinstatement premiums of $65 million), resulting from Hurricanes Katrina and Rita.  The improvement in third quarter operating income in 2006 was partially offset by increases in general and administrative expenses and net unfavorable prior year reserve development, and a decline in fee income.  Through the first nine months of 2006, the $765 million improvement in operating income over the same period of 2005 resulted from a decline in catastrophe losses and an improvement in prior year reserve development, partially offset by an increase in general and administrative expenses and a decline in fee income.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Earned Premiums

Earned premiums of $2.74 billion in the third quarter of 2006 increased slightly over the same period of 2005, as premium increases in the majority of the segment’s ongoing operations were largely offset by the impact of the sale of the Personal Catastrophe Risk operation in November 2005, and the continuing decline in other runoff operations’ earned premiums.  Earned premiums in the third quarter and first nine months of 2005 were reduced by $65 million of reinstatement premiums related to catastrophe losses.  Through the first nine months of 2006, earned premiums of $8.10 billion declined $276 million, or 3%, from the 2005 year-to-date total, primarily reflecting the sale of the Personal Catastrophe Risk operation and the impact of other runoff operations.  The Personal Catastrophe Risk operation accounted for $38 million and $100 million of earned premiums in the third quarter and first nine months of 2005, respectively.

Net Investment Income

Refer to the “Net Investment Income” section of the “Revenues” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools. The $18 million and $51 million declines in fee income in the third quarter and first nine months of 2006, respectively, compared with the same 2005 periods, resulted from lower serviced claim volume in workers’ compensation residual market pools, the impact on fee income from lower loss costs due to California workers’ compensation reforms and lower new business volume due to increased competition.

Claims and Expenses

Claim and claim adjustment expenses in the third quarter of 2006 totaled $1.75 billion, down $901 million from the third quarter 2005 total of $2.65 billion.  The 2005 total included $891 million of catastrophe losses, all of which resulted from Hurricanes Katrina and Rita, whereas the 2006 total included no catastrophe losses.  Net unfavorable prior year reserve development totaled $46 million in the third quarter of 2006, compared with net unfavorable prior year reserve development of $18 million in the same 2005 period.  The Company completed its annual review of asbestos exposures in the third quarter of 2006, which resulted in a $155 million provision to strengthen asbestos reserves in the quarter.  In addition, a $120 million provision to strengthen environmental reserves was recorded in the third quarter of 2006.  For further discussion of these provisions, see “Asbestos Claims and Litigation” and “Environmental Claims and Litigation” sections herein.  These provisions were largely offset by other net favorable prior year reserve development of $229 million, primarily concentrated in the liability and property lines of business.  The liability lines of business experienced better than anticipated loss development that was attributable to several factors, including an improving tort environment, as well as enhanced risk control, underwriting and claim process initiatives.  The favorable prior year reserve development in the property line of business primarily reflected a more favorable view of “demand surge” inflation than originally estimated for 2005 accident year non-catastrophe and catastrophe losses.  “Demand surge” refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services.

Through the first nine months of 2006, claims and claim adjustment expenses totaled $5.15 billion, compared with $6.52 billion in the same 2005 period.  The 2006 total included no catastrophe losses and $7 million of net favorable prior year reserve development, whereas the 2005 total included $891 million of catastrophe losses and $100 million of net unfavorable prior year reserve development.  In the first nine months of 2006, the third quarter asbestos and environmental loss provisions, as well as net unfavorable prior year reserve development in the first half of the year related to assumed reinsurance business, which is in runoff, was offset by net favorable prior year reserve development primarily in the general liability, auto and property lines of business.  The net unfavorable prior year reserve development in the first nine months of 2005 was concentrated in assumed reinsurance, partially offset by net favorable prior year reserve development in the general liability, auto and property lines of business.

General and administrative expenses in the third quarter 2006 totaled $531 million, 7% higher than the comparable total of $496 million in the same 2005 period.  The increase in 2006 primarily reflected the segment’s expenditures related to information systems and personnel to support business growth and product development, and the segment’s share of costs

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

associated with the Company’s national advertising campaign.  Through the first nine months of 2006, general and administrative expenses of $1.54 billion were 2% higher than the comparable period of 2005.  The increase reflected the same factors influencing expense growth in the third quarter of 2006, and legal expenses related to investigations of various business practices by certain governmental agencies.

GAAP Combined Ratio

The loss and loss adjustment expense ratio for the third quarter of 2006 of 61.5% improved by 33.9 points compared with the third quarter 2005 ratio of 95.4%, primarily due to the absence of catastrophe losses in 2006.  Those catastrophe losses accounted for 34.4 points of the 2005 third-quarter loss and loss adjustment expense ratio.  Net unfavorable prior year reserve development accounted for 1.7 points and 0.7 points, respectively, of the loss and loss adjustment expense ratios in the third quarters of 2006 and 2005.  Excluding the impact of catastrophes losses and prior year reserve development in both years, the third quarter 2006 loss and loss adjustment expense ratio was unchanged from the 2005 third-quarter ratio.  The loss and loss adjustment expense ratio for the first nine months of 2006 was 60.8%, compared with 75.3% in the same period of 2005. Through the first nine months of 2006, the loss and loss adjustment expense ratio excluding catastrophes and prior year reserve development improved over the year-to-date 2005 ratio on the same basis, reflecting improvement in frequency and severity trends in several lines of business.  The underwriting expense ratios for the third quarter and first nine months of 2006 were 0.9 points and 1.6 points higher than the underwriting expense ratios in the respective periods of 2005, primarily reflecting the increases in expenses described above, and the impact of declines in fee income.  A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio.  The impact of reinstatement premiums of $65 million added 0.6 points and 0.2 points to the third quarter and year-to-date 2005 expense ratios, respectively.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Select Accounts	$661	$684	$2,069	$2,120
Commercial Accounts	673	639	1,899	1,833
National Accounts	507	693	1,630	2,008
Industry-Focused Underwriting	569	500	1,706	1,606
Target Risk Underwriting	581	532	1,705	1,594
Specialized Distribution	266	231	793	699
Total Business Insurance Core	3,257	3,279	9,802	9,860
Business Insurance Other	—	93	23	322
Total Business Insurance	$3,257	$3,372	$9,825	$10,182

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Select Accounts	$625	$653	$2,009	$2,056
Commercial Accounts	575	542	1,698	1,655
National Accounts	254	298	820	877
Industry-Focused Underwriting	548	483	1,629	1,535
Target Risk Underwriting	377	345	1,238	1,140
Specialized Distribution	255	221	780	686
Total Business Insurance Core	2,634	2,542	8,174	7,949
Business Insurance Other	10	80	29	192
Total Business Insurance	$2,644	$2,622	$8,203	$8,141

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In Business Insurance Core, gross written premiums in the third quarter and first nine months of 2006 declined 1% from the respective periods of 2005.  Net written premiums in the third quarter and first nine months of 2006, however, increased 4% and 3%, respectively, over the same periods of 2005, driven by continued strong business retention rates and renewal price changes.  In addition, net written premium volume in 2006 benefited from a change in the structure of reinsurance coverage in the Discover Re operation in the first half of the year that resulted in a decline in ceded premiums.

In the Select Accounts market, net written premiums for the third quarter and first nine months of 2006 declined 4% and 2% from the respective periods of 2005, primarily reflecting the impact of a reduction in premium volume from small business insurance programs, the majority of which was transferred to the Specialized Distribution market.  Business retention rates and new business volume in the Select Accounts market increased over the third quarter and first nine months of 2005.  Renewal price changes in the Select Accounts market in the third quarter of 2006 increased over the same 2005 period, but declined slightly on a year-to-date basis.

Net written premiums in the Commercial Accounts market in the third quarter and first nine months of 2006 increased 6% and 3% over the same periods of 2005, driven by strong business retention rates and increases in renewal pricing.  New business levels in the third quarter and first nine months of 2006 declined slightly from the same periods of 2005.

In the National Accounts market, net written premiums in the third quarter of 2006 declined by $44 million, or 15%, from the same period of 2005, primarily reflecting a reduction in premiums related to favorable loss experience on business priced on a loss-sensitive basis and lower new business volume.  For the first nine months of 2006, National Accounts’ net written premiums were down $57 million, or 6%, from the same period of 2005, driven by the same factors influencing third quarter premium volume, partially offset by the decline in ceded premiums at Discover Re.

Net written premiums in the Industry-Focused Underwriting market for the third quarter and first nine months of 2006 increased by 13% and 6% over the respective periods of 2005, driven by strong volumes in the Construction and Oil & Gas business units.  Favorable economic conditions in these industry sectors, strong business retention rates and renewal price increases accounted for the increase in premium volume in 2006.

In the Target Risk Underwriting market, net written premiums in the third quarter and first nine months of 2006 increased by 9% over the respective periods of 2005, driven by strong performance in the National Property and Inland Marine business units.  Significant renewal price increases, particularly for Southeastern U.S. catastrophe-prone exposures, and strong business retention rates were the primary factors accounting for net written premium growth in 2006.

Net written premium volume in the Specialized Distribution market in the third quarter and first nine months of 2006 increased 15% and 14%, respectively, over the same 2005 periods.  Growth in National Programs’ net written premiums was driven by the transfer of certain small business insurance programs from Select Accounts.  Northland also experienced premium growth in 2006, primarily resulting from new business in commercial trucking.

In Business Insurance Other, the decline in 2006 third-quarter and year-to-date premium volume compared with the same periods of 2005 reflected the impact of business in runoff and the sale of the Personal Catastrophe Risk operation in November 2005.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis.  The segment includes the following groups:

•                  Bond provides a wide range of customers with specialty products built around the Company’s market leading surety bond business along with an expanding executive liability practice for middle and small market private companies and not-for-profit organizations. Bond’s range of products includes surety and fidelity bonds, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

•                  Financial & Professional Services primarily provides professional liability and management liability coverages for public corporations against losses caused by the negligence or misconduct of named directors and officers, professional liability coverages for a variety of professionals, such as lawyers, design professionals and real estate agents, for errors and omissions committed in the course of professional conduct or practice, and a full range of insurance coverages including property, auto, liability, fidelity and professional liability coverages for financial institutions.

•                  International and Lloyd’s includes coverages marketed and underwritten to several customer groups within the United Kingdom, Canada and the Republic of Ireland and the Company’s participation in Lloyd’s.  The International operations offer specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. The Company’s International operations primarily underwrite employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property coverages.  At Lloyd’s, the Company underwrites four principal lines of business—aviation, marine, global property, and accident and special risks—through Syndicate 5000, for which the Company provides 100% of the capital. During the second half of 2004, the Company made a decision to exit certain portions of the Lloyd’s personal lines business and, in early 2005, sold the right to renew this business as well as the operating companies that supported it.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Revenues:
Earned premiums	$850	$759	$2,477	$2,368
Net investment income	108	96	313	258
Fee income	—	1	—	1
Other revenues	5	2	16	17
Total revenues	$963	$858	$2,806	$2,644

Total claims and expenses	$760	$722	$2,203	$2,152

Operating income	$144	$86	$434	$334

Loss and loss adjustment expense ratio	54.1%	57.4%	53.2%	54.7%
Underwriting expense ratio	34.9	37.4	35.3	36.0
GAAP combined ratio	89.0%	94.8%	88.5%	90.7%

Overview

Operating income of $144 million and $434 million in the third quarter and first nine months of 2006, respectively, increased by $58 million and $100 million over the respective periods of 2005.  The improvements in both periods were driven by the absence of catastrophe losses in 2006, growth in business volume and an increase in net investment income, partially offset by a decline in net favorable prior year reserve development and an increase in general and administrative expenses.  The cost of catastrophes in the third quarter and first nine months of 2005 totaled $80 million and $99 million, respectively, primarily the result of Hurricanes Katrina and Rita.

Earned Premiums

Earned premiums in the third quarter of 2006 increased $91 million, or 12%, over the same period of 2005, primarily driven by growth in Bond and the absence of reinstatement premiums related to catastrophe losses.  Through the first nine months of 2006, earned premium growth of 5% over the same 2005 period was concentrated in Bond and Financial & Professional

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Services.  The 2005 third quarter and year-to-date earned premium totals were reduced by $32 million of reinstatement premiums related to catastrophe losses, primarily in the Company’s operations at Lloyd’s.  Year-to-date 2006 earned premium volume in International and Lloyd’s declined slightly from the same period of 2005, primarily due to the sale of certain classes of personal lines business at Lloyd’s in the first quarter of 2005 that had accounted for $42 million of earned premiums in the first nine months of 2005.

Net Investment Income

Refer to the “Net Investment Income” section of the “Revenues” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Claims and Expenses

Claims and claims adjustment expenses in the third quarter of 2006 totaled $462 million, compared with $438 million during the same period of 2005.  The 2006 total included no catastrophe losses and $1 million of net favorable prior year reserve development, whereas the 2005 total included $48 million of catastrophe losses from Hurricanes Katrina and Rita, and $37 million of net favorable prior year reserve development.  Net favorable prior year reserve development in the first nine months of 2006 totaled $10 million, compared with $54 million in the same period of 2005.  The 2005 third quarter and year-to-date net favorable prior year reserve development was attributable to the better than anticipated favorable impact from changes in underwriting and pricing strategies for international property-related exposures.

General and administrative expenses in the third quarter and first nine months of 2006 totaled $134 million and $402 million, respectively, increases of 6% and 4% over the respective periods of 2005.  The increases in the third quarter of 2006 primarily reflected the segment’s expenditures related to information systems and personnel to support business growth and product development, and the segment’s share of costs associated with the Company’s national advertising campaign.  Through the first nine months of 2006, the increase in general and administrative expenses reflected the same factors influencing expense growth in the third quarter of the year, as well as legal expenses related to investigations of various business practices by certain governmental agencies.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 54.1% in the third quarter of 2006 was 3.3 points lower than the ratio of 57.4% in the same period of 2005.  The third quarter 2006 ratio included no impact of catastrophe losses and a 0.2 benefit from net favorable prior year reserve development, whereas the 2005 third quarter ratio included an 8.6 point impact from catastrophes and a 4.8 point benefit from net favorable prior year reserve development.  Through the first nine months of 2006, the loss and loss adjustment expense ratio of 53.2% included no impact from catastrophe losses and a 0.4 benefit from net favorable prior year reserve development.  In the same period of 2005, the loss and loss adjustment expense ratio of 54.7% included a 3.6 point impact from catastrophe losses, and a 2.3 point benefit of net favorable prior year reserve development.  The underwriting expense ratios for the third quarter and first nine months of 2006 improved by 2.5 points and 0.7 points, respectively, compared with the same periods of 2005.  Reinstatement premiums of $32 million increased the 2005 third quarter and nine-month underwriting expense ratios by 1.5 points and 0.4 points, respectively.

Written Premiums

Financial, Professional & International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Bond	$439	$415	$1,272	$1,188
Financial & Professional Services	255	253	718	686
International and Lloyd’s	280	258	962	923
Total Financial, Professional & International Insurance	$974	$926	$2,952	$2,797

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Bond	$418	$391	$1,034	$922
Financial & Professional Services	246	247	583	599
International and Lloyd’s	248	209	812	745
Total Financial, Professional & International Insurance	$912	$847	$2,429	$2,266

The Financial, Professional & International Insurance segment’s gross and net written premiums in the third quarter of 2006 increased 5% and 8%, respectively, over the same 2005 periods.  Growth in net written premium volume in the quarter resulted from strong construction surety volume in Bond, strong price increases for Southeastern U.S. catastrophe-prone exposures in the Company’s operations at Lloyd’s, new business and strong business retention rates in the Company’s International operations, and the absence of reinstatement premiums.  For Financial & Professional Services and Bond (excluding the surety line of business, for which these are not relevant measurements), business retention rates in the third quarter of 2006 remained strong and increased over the same period of 2005, while renewal price increases remained positive, but declined from the third quarter of 2005.  New business levels declined from the third quarter of 2005.  For International operations in the third quarter of 2006, business retention rates remained strong, renewal price changes declined slightly and new business volume increased when compared with the same period of 2005.  Through the first nine months of 2006, gross and net written premium volume increased 6% and 7%, respectively, over the same period of 2005.  Growth in the Bond and International and Lloyd’s operations was partially offset by a decline in Financial & Professional Services premium volume.  Net written premiums in the Financial, Professional & International Insurance segment in total for the third quarter and first nine months of 2005 were reduced by $32 million of reinstatement premiums, primarily related to the Company’s operations at Lloyd’s.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Revenues:
Earned premiums	$1,673	$1,511	$4,860	$4,466
Net investment income	140	112	411	337
Other revenues	23	24	69	71
Total revenues	$1,836	$1,647	$5,340	$4,874

Total claims and expenses	$1,336	$1,705	$4,199	$4,121

Operating income (loss)	$341	$(25)	$784	$526

Loss and loss adjustment expense ratio	50.2%	84.5%	56.9%	64.2%
Underwriting expense ratio	28.2	26.8	28.0	26.5
GAAP combined ratio	78.4%	111.3%	84.9%	90.7%

Overview

Operating income of $341 million in the third quarter of 2006 was $366 million higher than the operating loss of $25 million in the same period of 2005.  The operating loss in 2005 was driven by catastrophe losses resulting from Hurricanes Katrina and Rita.  Results in the third quarter of 2006 reflected a significant decline in catastrophe losses, an increase in net favorable prior year reserve development, strong growth in business volume and an increase in net investment income, partially offset by an increase in general and administrative expenses.  Through the first nine months of 2006, operating income of $784 million was $258 million higher than operating income of $526 million in the same 2005 period, reflecting the same factors impacting third quarter results, partially offset by a decline in the amount of net favorable prior year reserve development.

Earned Premiums

Earned premiums in the third quarter and first nine months of 2006 increased 11% and 9% over the respective periods of 2005, primarily due to new business volume, renewal price increases over the preceding twelve months and continued strong business retention rates.  Earned premiums in the third quarter and first nine months of 2005 were reduced by $21 million of reinstatement premiums related to catastrophe losses incurred.

Net Investment Income

Refer to the “Net Investment Income” section of the “Revenues” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2006 totaled $839 million, a decline of $437 million from the comparable 2005 total of $1.28 billion.  The 2006 total included $15 million of catastrophe losses, whereas the 2005 total included $467 million of catastrophe losses resulting from Hurricanes Katrina and Rita.  Net favorable prior year reserve development in the third quarters of 2006 and 2005 totaled $132 million and $83 million, respectively.  Approximately $100 million of the 2006 total was the result of a reduction in loss estimates for catastrophes incurred in 2005, primarily due to lower than expected additional living expense losses related to Hurricane Katrina.  The remainder of net favorable prior year reserve development in the third quarter of 2006, and the favorable prior year reserve development in the third quarter of 2005, was driven by better than expected auto bodily injury loss experience and a decline in the frequency of non-catastrophe losses in the Homeowners and Other line of business.  In the Automobile line of business, the improvement was driven by changes in claim handling practices, which allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns.  In addition, industry and Company initiatives to fight fraud in several states led to a decrease in the total number of claims and a change in historical loss development patterns.  In the Homeowners and Other line of business, favorable prior year reserve development was primarily driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

fewer small-dollar claims.  These changes also resulted in a change in historical loss development patterns.  Through the first nine months of 2006, claim and claim adjustment expenses of $2.77 billion reflected $82 million of catastrophe losses and $220 million of net favorable prior year reserve development. Catastrophe losses in 2006 primarily resulted from three wind, hail and rainstorm events in the second quarter, and Tropical Storm Ernesto in the third quarter.  Net favorable prior year reserve development in the first nine months of 2006 reflected the aforementioned factors impacting the third quarter.  In the first nine months of 2005, claim and claim adjustment expenses of $2.87 billion included $490 million of catastrophe losses and $278 million of net favorable prior year reserve development.  The net favorable prior year reserve development in the first nine months of 2006 and 2005 was driven by the same factors accounting for favorable development in the third quarters of the respective years.

General and administrative expenses totaled $200 million and $580 million in the third quarter and first nine months of 2006, respectively, increases of 23% and 21% over the respective periods of 2005.  The increase in third quarter expenses over 2005 reflected the segment’s continued investments to support business growth and product development, the segment’s share of costs associated with the Company’s national advertising campaign, and increased business volume.  The increase in year-to-date expenses in 2006 reflected those factors, as well as legal expenses related to investigations of various business practices by certain governmental agencies.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 50.2% for the third quarter of 2006 was 34.3 points lower than the comparable 2005 ratio of 84.5%.  The 2006 ratio included a 0.9 point impact of catastrophe losses and a 7.9 point benefit from net favorable prior year reserve development.  The third-quarter 2005 loss and loss adjustment expense ratio included a 31.7 point impact of catastrophe losses and a 5.5 point benefit from net favorable prior year reserve development.  Through the first nine months of 2006, the loss and loss adjustment expense ratio of 56.9% was 7.3 points lower than the comparable 2005 ratio of 64.2%.  Catastrophe losses accounted for 1.7 points of the 2006 nine-month ratio, compared with an 11.3 point impact in the same 2005 period.  Net favorable prior year reserve development in the first nine months of 2006 resulted in a 4.5 point benefit to the loss and loss adjustment expense ratio, compared with a 6.3 point benefit in the same period of 2005.  Excluding those factors from both year-to-date periods, the loss and loss adjustment expense ratio in 2006 was slightly higher than the comparable 2005 ratio, primarily reflecting the costs of investments in strategic claim handling initiatives in 2006.

The underwriting expense ratios in the third quarter and first nine months of 2006 were 1.4 points and 1.5 points higher than the respective periods of 2005, primarily reflecting the impact of the increase in expenses described above.  In 2005, reinstatement premiums related to catastrophe losses incurred reduced earned premium volume in the Personal Insurance segment by $21 million, resulting in a 0.4 point and 0.1 point negative impact on the third quarter and year-to-date underwriting expense ratios, respectively.

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Automobile	$943	$910	$2,845	$2,668
Homeowners and Other	926	822	2,485	2,212
Total Personal Insurance	$1,869	$1,732	$5,330	$4,880

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Automobile	$934	$897	$2,817	$2,629
Homeowners and Other	794	730	2,264	2,056
Total Personal Insurance	$1,728	$1,627	$5,081	$4,685

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the third quarter of 2006 increased 8% and 6%, respectively, over the same period of 2005.  Through the first nine months of 2006, gross and net written premiums grew 9% and 8%, respectively, over the same 2005 period.  The rate of net written premium growth in the third quarter of 2006 was lower than in recent quarters as a result of higher catastrophe reinsurance costs and the estimated impact of transitioning to six-month policy terms for a large portion of the Company’s multivariate pricing Automobile product.

In the Automobile line of business, net written premium growth of 4% in the third quarter of 2006 over the same period of 2005 primarily reflected strong growth in new business, partially offset by the estimated impact of transitioning to six-month policy terms for the Company’s multivariate pricing product that resulted in a lower amount of reported net written premiums for the period.  Through the first nine months of 2006, Automobile net written premiums grew 7% over the same period of 2005.  Business retention rates in the Automobile line of business remained strong and consistent with prior year rates.  Renewal price changes for the third quarter of 2006 remained positive and were level with the same 2005 period, and new business levels increased over the third quarter of 2005.  On a year-to-date basis, renewal price changes in the Automobile line of business were down slightly from the same period of 2005.  The Company’s multivariate pricing product in the Automobile line of business had been introduced in 37 states and the District of Columbia at the end of the third quarter.

In the Homeowners and Other line of business, net written premiums in the third quarter and first nine months of 2006 grew 9% and 10%, respectively, over the same 2005 periods.  Business retention rates and new business volume in this line of business increased over the third quarter of 2005.  Renewal price changes in the third quarter of 2006 remained positive but declined from the same period of 2005.  However, those renewal price changes were higher than in the first two quarters of the year, primarily reflecting rising rates during the year for coastal coverages.  Net written premium volume in this line of business in 2006 also benefited from cross-selling initiatives involving the Company’s automobile multivariate pricing product.

The Personal Insurance segment had approximately 7.1 million and 6.5 million policies in force at September 30, 2006 and 2005, respectively.

INTEREST EXPENSE AND OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Net loss	$(61)	$(41)	$(130)	$(139)

The $20 million increase in net loss for Interest Expense and Other in the third quarter of 2006 compared with the same period of 2005 primarily reflected an increase in interest expense related to new debt issuances in November 2005 and June 2006.  Through the first nine months of 2006, the net loss was $9 million less than in the same period of 2005, reflecting the favorable resolution of various prior year federal and state tax matters in the second quarter of 2006 and the absence of expenses associated with the amortization of discount on forward contracts related to the Company’s divestiture of Nuveen Investments that impacted the year-to-date 2005 loss.  These factors more than offset an increase in interest expense in the first nine months of 2006.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  While the Company has experienced a decrease in asbestos claims over the past two years, the Company continues to receive a significant number of asbestos claims from the Company’s policyholders (which includes others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants, the focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket.  This trend of prioritizing claims involving credible evidence of injuries, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company.  In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.

The Company is currently involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. (See “Part II — Item 1, Legal Proceedings”).  In these instances, policyholders assert that each individual bodily injury claim should be treated as a separate occurrence under the policy.  It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in policyholders’ favor and other Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate cost of the claims for coverage not subject to aggregate limits.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC) has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the United States District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.  Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit, and TPC filed a cross-appeal.  One appellant voluntarily dismissed its appeal and a motion to dismiss the cross-appeal was filed and remains pending.  Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal.  The four remaining principal appeals, the TPC appeal and the TPC procedural appeal have been consolidated for disposition and remain pending.  It is not possible to predict how the appellate court will rule on the pending appeals.   If the rulings of the district court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending direct action claims against it.  (Also, see “Part II — Item 1, Legal Proceedings”).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.  For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in the first nine months of 2006 were $341 million, compared with $264 million in the same period of 2005. Approximately 54% in the first nine months of 2006 and 36% in the first nine months of 2005 of total net paid losses related to policyholders with whom the Company previously entered into settlement agreements limiting the Company’s liability.  At September 30, 2006, net asbestos reserves totaled $4.18 billion, compared with $3.67 billion at September 30, 2005.  The increase was primarily due to an $830 million charge to strengthen reserves in the fourth quarter of 2005 and a $155 million charge in the third quarter of 2006 (discussed in more detail below), partially offset by loss payments made during the twelve-month period ended September 30, 2006.

The Company increased asbestos reserves by $155 million in the third quarter of 2006 pursuant to the completion of its annual asbestos exposure review.  In recent years, that review had been completed in the fourth quarter of the year, but was completed in the third quarter in 2006 due to a number of factors, including:

•                  the emergence of more stable payment trends for a greater proportion of policyholders;

•                  a decrease in the number of new claims received;

•                  a decrease in the number of large asbestos exposures reflecting additional settlement activity;

•                  a decrease in the number and volatility of asbestos-related bankruptcies; and

•                  the absence of new theories of liability or new classes of defendants.

The Company believes that these factors indicate a reduction in the volatility associated with the Company’s overall asbestos exposure.  Nonetheless, there remains a high degree of uncertainty with respect to future exposure from asbestos claims.

As in prior years, the review considered active policyholders and litigation cases for potential product and “non-product” liability, including the on-going litigation related to ACandS.  Developing payment trends among policyholders in the Home Office and Field Office as well as Assumed and International categories were also analyzed.  The Home Office and Field Office categories, which account for the vast majority of the number of policyholders, have experienced an overall reduction in new claim filings as well as in gross indemnity and defense payments over prior years.  While indemnity payments declined in line with previous expectations, defense costs, although decreasing, were in excess of previous expectations.

Approximately half of the $155 million pre-tax reserve adjustment was due to an increase in the projected defense costs for ten policyholders.  Additionally, $15 million of the pre-tax reserve increase was attributable to a delay in the approval and expected payment of the previously announced settlement with PPG Industries, Inc. as part of the Pittsburgh Corning bankruptcy reorganization plan.  The remainder of the reserve increase was primarily due to continued litigation activity against smaller, peripheral defendants.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2006	2005
Beginning reserves:
Direct	$5,103	$4,775
Ceded	(739)	(843)
Net	4,364	3,932

Incurred losses and loss expenses:
Direct	196	—
Ceded	(41)	—
Net	155	—

Accretion of discount:
Direct	1	1
Ceded	—	—
Net	1	1

Losses paid:
Direct	375	364
Ceded	(34)	(100)
Net	341	264

Ending reserves:
Direct	4,925	4,412
Ceded	(746)	(743)
Net	$4,179	$3,669

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

At September 30, 2006, approximately 81% of the net environmental reserve (approximately $375 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 19% of the net environmental reserve (approximately $91 million), consists of case reserves.

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

The Company has continued to experience a decline in the number of policyholders tendering claims for the first time.  These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, regulatory agencies are utilizing risk-based analysis and more efficient clean-up technologies. However, the Company has experienced higher than expected defense and settlement costs.  These increases have been driven in part by adverse judicial developments in certain states regarding the availability of coverage for environmental claims.  As a result of these trends, the Company increased environmental reserves by $120 million in the third quarter of 2006.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross paid losses in the first nine months of 2006 and 2005 were $142 million and $208 million, respectively.  TPC entered into a significant settlement with one policyholder in 2005.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.  The first two payments related to this settlement were made during 2005 and the final payment was made in the first quarter of 2006.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2006	2005
Beginning reserves:
Direct	$494	$725
Ceded	(69)	(84)
Net	425	641

Incurred losses and loss expenses:
Direct	108	—
Ceded	12	—
Net	120	—

Losses paid:
Direct	142	208
Ceded	(63)	(4)
Net	79	204

Ending reserves:
Direct	460	517
Ceded	6	(80)
Net	$466	$437

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2006 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants, although the Company has noted a recent decrease in the number and volatility of asbestos-related bankruptcies.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed its most recent annual ground-up review during the third quarter of 2006. Also see “Part II — Item 1, Legal Proceedings.”

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  The timing and amount of catastrophe claims, including those involving terrorism, are inherently unpredictable.  Such claims increase liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.  Additionally, the volatility of asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities of continuing operations in the first nine months of 2006 and 2005 totaled $3.12 billion and $3.11 billion, respectively.  Net cash flows from operating activities in the third quarter of 2006 totaled $1.71 billion, compared with $1.38 billion in the same period of 2005, primarily reflecting higher levels of collected premiums and net investment income, lower claim payments (net of reinsurance recoveries) on catastrophe losses, as well as lower runoff claim payments.  These factors were partially offset by higher federal income tax payments in 2006.

Net cash flows used in investing activities of continuing operations in the first nine months of 2006 and 2005 totaled $3.03 billion and $4.88 billion, respectively. Fixed maturity securities accounted for the majority of investment purchases in both years.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 4.0 at September 30, 2006, compared with 3.9 at December 31, 2005.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

At September 30, 2006, total cash, short-term invested assets and other readily marketable securities aggregating $2.69 billion were held at the holding company level, including approximately $748 million of remaining net proceeds from the issuance of debt in June 2006, which the Company intends to use to fund maturing and redeemable debt (described in more detail in the following paragraph).  The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet its liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.

Net cash flows used in financing activities of continuing operations in the first nine months of 2006 totaled $71 million, compared with $445 million in the same 2005 period.  The 2006 total reflected the issuance of debt and, to a lesser extent, proceeds from the issuance of common shares under employee stock options, offset by dividends to shareholders and common share repurchases.  In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036.  The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively.  Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million, which the Company intends to apply to the redemption of approximately $593 million of 7.60% subordinated debentures (described in more detail below), $150 million of 6.75% senior notes maturing on November 15, 2006 and $18 million of medium-term notes maturing in the fourth quarter of the year.  In addition, a portion of the net proceeds was applied to the maturity of $38 million of medium-term notes in the third quarter.  Net cash used in financing activities in 2005 was driven by repayments of debt totaling $522 million and dividends to shareholders of $467 million, which were partially offset by the issuance of $442 million of common stock pursuant to the maturity of equity unit forward contracts.

In November 2001, St. Paul Capital Trust I, a business trust, issued preferred securities, the proceeds of which were used to purchase $593 million of 7.60% subordinated debentures issued by the Company and due October 15, 2050.  The debentures were redeemable by the Company on or after November 13, 2006.  On October 18, 2006, the Company called for redemption of these securities, with an expected redemption date of November 17, 2006.  A portion of the proceeds from the June 2006 debt issuances described above will be used to fund this redemption, and the proceeds of such redemption will be used by St. Paul Capital Trust I to redeem its preferred securities.

Dividends paid to shareholders totaled $524 million and $467 million in the first nine months of 2006 and 2005, respectively. On November 2, 2006, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share.  The dividend is payable December 29, 2006 to shareholders of record on December 8, 2006. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

The Company’s cash flows in the first nine months of 2005 included $2.40 billion of pretax proceeds (after underwriting fees and transaction costs) from the divestiture of its 78% equity interest in Nuveen Investments.

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date; however, the Company anticipates that it will be substantially completed by early 2008.  The timing and actual number of shares to be repurchased in the future will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  The repurchases are being financed with internally-generated funds.  The following table summarizes repurchase activity under this program through September 30, 2006.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Quarterly Period Ending	Total number of shares purchased	Average price paid per share	Maximum dollar value of shares that may yet be purchased under the program
March 31, 2006	—	$—	$—
June 30, 2006	5,638,335	44.37	1,749,815,788
September 30, 2006	2,726,004	44.33	1,628,975,685
	8,364,339	$44.36	$1,628,975,685

The Company has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If the Company elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

Upon completion of the merger of The St. Paul Companies, Inc. (SPC) and TPC on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $26 million and $45 million in the first nine months of 2006 and 2005, respectively, reduced reported interest expense.

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

The following rating agency actions were taken with respect to the Company in the third quarter of 2006:

•                   On July 28, 2006, Fitch affirmed all ratings of The St. Paul Travelers Companies, Inc., including the issuer default rating of “A,” the “A-” ratings on senior unsecured notes and the “BBB+” ratings on subordinated notes and capital securities.  In addition, the “AA-” insurer financial strength ratings on members of the St. Paul Travelers Reinsurance Pool was affirmed.  The ratings outlooks are stable.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the St. Paul Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A., St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of November 3, 2006.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of November 3, 2006.  The table also presents the position of each rating in the applicable agency’s rating scale.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

	A.M. Best	Moody’s	S&P	Fitch

Senior debt	a- (7th of 22)	A3 (7th of 21)	A- (7th of 22)	A- (7th of 22)
Subordinated debt	bbb+ (8th of 22)	Baa (8th of 21)	BBB (9th of 22)	A- (7th of 22)
Junior subordinated debt	bbb+ (8th of 22)	Baa (8th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb (9th of 22)	Baa (8th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Preferred stock	bbb (9th of 22)	Baa2 (9th of 21)	BBB- (10th of 22)	BBB+ (8th of 22)
Commercial paper	AMB-1 (2nd of 6)	Prime-2 (2nd of 4)	A-2 (3rd of 8)	F-2 (3rd of 8)

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.65 billion at September 30, 2006. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

The Company acquired SPC’s runoff health care reserves in the merger of SPC and TPC, which are included in the General Liability product line in the table below.  SPC decided to exit this market at the end of 2001 and ceased underwriting new business as quickly as regulatory considerations allowed.  SPC had experienced significant adverse loss development on its health care loss reserves both prior to and since its decision to exit this market.  The Company continues to utilize specific tools and metrics to explicitly monitor and validate its conclusions with regard to these reserves since management believed that its traditional statistics and reserving methods needed to be supplemented in order to provide a more meaningful analysis.  The tools developed evaluate three primary indicators which influence those conclusions and include: newly reported claims; reserve development on known claims; and the “redundancy ratio,” which compares the cost of resolving claims to the current reserve established for that individual claim.  These three indicators are related such that if one deteriorates, improvement on another is necessary for the Company to conclude that further reserve strengthening is not necessary.  The Company’s current view is that it has recorded a reasonable reserve for its medical malpractice exposures as of September 30, 2006.

Claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2006			December 31, 2005
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$7,730	$12,408	$20,138	$8,198	$12,251	$20,449
Property	1,614	1,015	2,629	1,987	1,050	3,037
Commercial multi-peril	2,068	2,650	4,718	2,448	2,901	5,349
Commercial automobile	2,587	1,846	4,433	2,792	1,885	4,677
Workers’ compensation	9,033	6,348	15,381	8,816	6,374	15,190
Fidelity and surety	1,073	790	1,863	1,240	673	1,913
Personal automobile	1,495	1,188	2,683	1,470	1,138	2,608
Homeowners and personal—other	514	765	1,279	709	987	1,696
International and other	3,364	3,275	6,639	3,033	3,055	6,088
Property-casualty	29,478	30,285	59,763	30,693	30,314	61,007
Accident and health	76	11	87	74	9	83
Claims and claim adjustment expense reserves	$29,554	$30,296	$59,850	$30,767	$30,323	$61,090

The $1.24 billion decline in gross claims and claim adjustment expense reserves since December 31, 2005 primarily reflected loss payouts for the third and fourth quarter 2005 hurricanes, net favorable prior year reserve development and loss payouts related to asbestos reserves and runoff operations.  These factors were partially offset by an increase for reserves acquired through reinsurance to close included in International and other reserves.  See note 11 to the consolidated financial statements.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being “low frequency/high severity”, while lines without this “large claim” sensitivity are referred to as “high frequency/low severity”. Estimates of claim liabilities for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims. As a result, the role of judgment is much greater for these reserve estimates. In contrast, high frequency/low severity lines tend to have much greater spread of estimation risk, such that the impact of individual claims are relatively minor and the range of reasonable reserve estimates is narrower and more stable.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	September 30, 2006	December 31, 2005
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$13,419	$14,177
Allowance for uncollectible reinsurance	(801)	(804)
Net reinsurance recoverables	12,618	13,373
Mandatory pools and associations	1,991	2,211
Structured settlements	3,769	3,990
Total reinsurance recoverables	$18,378	$19,574

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Investment Impairments

See note 4 to the consolidated financial statements.

OTHER MATTERS

Renewal of Catastrophe Reinsurance Coverage

The Company utilizes reinsurance agreements with nonaffiliated reinsurers to manage its exposure to losses resulting from one occurrence.  The General Catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence.  The coverage provided under the General Catastrophe reinsurance treaties, effective for the time periods indicated, is as follows:

July 1, 2005 - June 30, 2006		July 1, 2006 - June 30, 2007
Layer of Loss	Reinsurance Coverage In-Force	Layer of Loss	Reinsurance Coverage In-Force

$750 million - $1.0 billion	38.4% ($96 million) of loss retained by the Company; 61.6% ($154 million) of loss covered by catastrophe treaty	$1.0 billion - $1.50 billion	72.4% ($362 million) of loss retained by the Company; 27.6% ($138 million) of loss covered by catastrophe treaty

$1.0 billion - $2.0 billion	27.9% ($279 million) of loss retained by the Company; 72.1% ($721 million) of loss covered by catastrophe treaty	$1.50 billion - $2.25 billion	44.0% ($330 million) of loss retained by the Company; 56.0% ($420 million) of loss covered by catastrophe treaty

Greater than $2.0 billion	Loss 100% retained by the Company	Greater than $2.25 billion	Loss 100% retained by the Company

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

In addition to renewing its General Catastrophe treaty, the Company also purchased a Northeast General Catastrophe treaty providing $500 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine, and waters contiguous thereto.  Losses from a covered event (occurring over several days) anywhere in the United States may be used to satisfy the retention.

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at September 30, 2006 and December 31, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at September 30, 2006 and December 31, 2005 and 2004 would not be material.

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

OUTLOOK

The Company believes that the trend of increased severity and frequency of storms experienced in 2005 and 2004, although not evident through the first nine months of 2006, may continue in the foreseeable future. Given the increased severity and frequency of storms, the Company has reassessed its definition of and exposure to coastal risks, as well as the impact on its reinsurance program.  Accordingly, the Company is reviewing the pricing, exposures, return thresholds and terms and conditions it offers in coastal areas.  In part as a result of the severity and frequency of storms in 2005 and 2004, the Company’s cost of reinsurance has increased and the amount of reinsurance coverage purchased has been reduced.  The cost of reinsurance may continue to increase and availability may continue to decline.  To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations may be adversely impacted.  In particular, in the Personal Insurance segment (and, to a lesser extent, in the Business Insurance segment’s Select Accounts market), the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states.  Also, particularly in light of the frequency and severity of storms in the past two years, rating agencies are increasing their capital requirements for the Company.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit and TPC filed a cross-appeal.  One appellant voluntarily dismissed its appeal and a motion to dismiss the TPC cross-appeal was filed and remains pending.  Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal.  The four remaining principal appeals, the TPC cross-appeal and the TPC procedural appeal have been consolidated for disposition and remain pending.  It is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  By order dated September 25, 2006, the Court denied the Company’s motion to dismiss.  In the third of these actions, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants have opposed that motion.  On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company.  The settlement remains subject to court approval.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of inquiry addressed to the Company include its relationship with brokers and agents, the Company’s involvement with “non-traditional insurance and reinsurance products,” branding requirements for salvage automobiles and the reporting of workers’ compensation premiums.   The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or more of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware

Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxvix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; (xxxiv) the United States Internal Revenue Service, Department of the Treasury; and (xxxv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

Pursuant to these agreements, copies of which previously were filed as exhibits to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Company has made payments totaling $77 million, $37 million of which will be available for certain excess casualty policyholders and the remaining $40 million of which has been paid in fines or penalties.  In addition, the Company has agreed to implement certain business reforms.  Among other things, the Company has agreed not to pay any contingent commissions to insurance brokers or agents on excess casualty business in the United States through 2008 and to discontinue paying contingent commissions to insurance brokers or agents on any lines of business if 65% of the United States market for that line does not pay such commissions or has signed a similar agreement.

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

Six putative class action lawsuits and three individual actions were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  Five of the class actions were filed in federal district court, and the complaints are captioned:  Shell Vacations LLC v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 14, 2005), Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  The plaintiff in one of the five actions, Shell Vacations LLC, later voluntarily dismissed its complaint. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims.  On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company.

One individual action naming various brokers and insurers, including several of the Company’s affiliates, was filed in federal district court and is captioned Delta Pride Catfish, Inc. v. Marsh USA, Inc., et al. (D. Miss. Sept. 13, 2005).  That action has also been transferred to the District of New Jersey and is being coordinated with In re Insurance Brokerage Antitrust Litigation.  On January 17, 2006, all defendants moved to dismiss the complaint in Delta Pride Catfish, Inc. for failure to state a claim.  Another individual action, New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Cos., Inc., et al. (N.D. Ga. Apr. 4, 2006), was filed in federal court and asserts claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and certain of its affiliates. It has been transferred to the multidistrict litigation proceeding in the District Court of New Jersey.  One other putative class action, Bensley Construction, Inc. v. Marsh & McLennan Companies, Inc., et al. (Mass. Super. Ct. May 16, 2005), and one other individual action, Office Depot, Inc. v. Marsh & McLennan Companies, Inc., et al. (Fla. Cir. Ct. June 22, 2005), were filed in state court and assert claims that are similar to those asserted in In re Insurance Brokerage Antitrust Litigation against various brokers and insurers, including the Company and/or certain of its affiliates.  On June 22, 2006, the plaintiffs in Bensley Construction voluntarily dismissed their action with prejudice. Office Depot was brought in Florida state court and names several of the Company’s subsidiaries.  On November 9, 2005, the court entered an order staying Office Depot pending resolution of In re Insurance Brokerage Antitrust Litigation.  On August 16, 2006, the Florida appellate court granted Office Depot’s petition for certiorari and remanded to the trial court to reconsider the issue of whether a stay should be granted.  The Company believes that these lawsuits have no merit and intends to defend vigorously.

The Company previously reported that in 2004 it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters.” After discussions with the staff of the Division of Corporation Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company is cooperating with the Division’s requests for information.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1, 2006	July 31, 2006	589,561	$44.25	564,404	$1,724,855,169
August 1, 2006	August 31, 2006	1,398,474	43.94	1,365,400	1,664,890,297
Sept. 1, 2006	Sept. 30, 2006	836,885	45.18	796,200	1,628,975,685
Total		2,824,920	$44.37	2,726,004	$1,628,975,685

The Company repurchased 98,916 shares that were not part of the publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s $2 billion share repurchase program, which has no expiration date, was approved and announced by the Company’s Board of Directors on May 2, 2006.

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

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Registrant)

Date: November 3, 2006	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Date: November 3, 2006	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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