Form 10-K
period 2006-12-31
ST PAUL TRAVELERS COMPANIES INC
filed 2007-02-23
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $30,756,413,821.

As of February 15, 2007, 675,597,123 shares of the registrant’s common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The St. Paul Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2006

PART I

Item 1.                        BUSINESS

The St. Paul Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company, known as The St. Paul Companies, Inc. (SPC) prior to its merger with Travelers Property Casualty Corp. (TPC) in 2004, is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 385 Washington Street, St. Paul, Minnesota 55102, and the telephone number is (651) 310-7911. The term “STA” in this document refers to The St. Paul Travelers Companies, Inc., the parent holding company excluding subsidiaries.

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

TPC is a Connecticut corporation that was formed in 1979 and, prior to its March 2002 initial public offering of class A common stock, was an indirect wholly-owned subsidiary of Citigroup Inc. (together with its consolidated subsidiaries, Citigroup). TPC was reorganized in connection with its IPO in March 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC’s consolidated financial statements were adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company and its subsidiaries (being the former U.S. life insurance operations of TPC), certain other wholly-owned non-insurance subsidiaries of TPC and substantially all of TPC’s assets and certain liabilities not related to the property casualty insurance business.

STA intends to change its name to The Travelers Companies, Inc. and will begin trading on the New York Stock Exchange under the new stock symbol “TRV” during the first quarter of 2007.

For a summary of the Company’s revenues, operating income and total assets by reportable business segments, see note 2 of notes to the Company’s consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution, i.e. use of independent agents, exclusive agents and/or salaried employees. According to A.M. Best, there are approximately 975 property casualty organizations in the United States, comprising approximately 2,400 property and casualty companies. Of those organizations, the top 150 accounted for approximately 93% of the consolidated industry’s total net written premiums in 2005. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups. The Company’s competitive position in the marketplace is based on many factors, including premiums charged; contract terms and conditions; products and services offered; claim service; agent, broker and client relationships; ratings assigned by independent rating agencies; local presence; geographic scope of business; overall financial strength; qualifications of employees; and technology and information systems.

Geographic Distribution

The following table shows the distribution of the Company’s consolidated direct written premiums for the year ended December 31, 2006:

State	% of Total
New York	9.7%
California	8.7
Texas	7.3
Florida	5.5
Pennsylvania	4.6
Massachusetts	4.4
New Jersey	4.3
Illinois	3.7
Georgia	3.1
Virginia	3.0
All other domestic(1)	38.6
Total domestic	92.9
International	7.1
Consolidated total	100.0%

(1)          No other single state accounted for 3.0% or more of the total direct written premiums written in 2006 by the Company’s domestic operations.

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

The following discussion of the Company’s reportable business segments reflects the realigned segment reporting structure. Financial data for all prior periods presented was reclassified to be consistent with the 2006 presentation.

BUSINESS INSURANCE

The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

•       Select Accounts serves small businesses for property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers’ compensation insurance.

•       Commercial Accounts serves primarily mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers’ compensation insurance. Certain units included in Commercial Accounts prior to the realignment are now included in the Industry-Focused Underwriting, Target Risk Underwriting or Specialized Distribution groups.

•       National Accounts comprises three business units. The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability. National Accounts also includes Discover Re, which provides property and casualty insurance products on an unbundled basis using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. In addition, National Accounts includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

•       Industry-Focused Underwriting. The following units serve targeted industries with unique combinations of insurance coverage, risk management, claims handling and other services:

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

•        Technology serves companies of all sizes involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a well-balanced comprehensive portfolio of products and services. These products include property, commercial auto, general liability, workers’ compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

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

•       Target Risk Underwriting. The following units serve commercial businesses requiring specialized product underwriting, claims handling and risk management services:

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

•        Boiler & Machinery serves customers ranging from small commercial firms to Fortune 100 companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages. Through the BoilerRe unit, Boiler & Machinery also serves other property casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

•        Global Accounts provides insurance to U.S. companies with foreign property and liability exposures (“home-foreign”), and foreign organizations with property and liability exposures located in the United States (“reverse-flow”), as part of a global program.

•     Specialized Distribution. The following units market and underwrite their products to customers predominantly through licensed wholesale, general and program agents that manage customers’ uniqsue insurance requirements.

•        Northland provides insurance coverage for the commercial transportation industry, and commercial liability and package policies for small, difficult to place specialty classes of commercial business on an admitted or excess and surplus lines basis.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004; and the Company’s Personal Catastrophe Risk operation, which was sold in November 2005. The Personal Catastrophe Risk operation had been included in the Specialty segment prior to the August 2006 segment realignment. These are collectively referred to as Business Insurance Other. The Personal Catastrophe Risk operation accounted for the majority of net written premiums in this category in 2005. In 2004, Gulf and the Personal Catastrophe Risk operation accounted for the majority of written premiums in this category.

Selected Market and Product Information

The following table sets forth Business Insurance net written premiums by market and product line for the periods indicated. For a description of the product lines and markets referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2006	2005	2004	% of Total 2006
By market:
Select Accounts	$2,663	$2,722	$2,555	24.1%
Commercial Accounts	2,376	2,330	2,273	21.5
National Accounts	1,135	1,230	1,040	10.3
Industry-Focused Underwriting	2,196	2,080	1,747	19.9
Target Risk Underwriting	1,629	1,482	1,345	14.8
Specialized Distribution	1,022	908	807	9.2
Total Business Insurance Core	11,021	10,752	9,767	99.8
Business Insurance Other	25	247	607	0.2
Total Business Insurance by market	$11,046	$10,999	$10,374	100.0%
By product line (1):
Commercial multi-peril	$3,083	$3,000	$2,792	27.9%
Workers’ compensation	2,135	2,080	1,888	19.3
Commercial automobile	2,013	2,024	1,987	18.2
Property	1,939	1,927	1,742	17.6
General liability	1,857	1,922	1,912	16.8
Other	19	46	53	0.2
Total Business Insurance by product line	$11,046	$10,999	$10,374	100.0%

(1)          The reporting of SPC products was conformed to the Company’s product definitions beginning with policy renewals on and after January 1, 2005. Accordingly, the amounts reported by product line for 2004 are not comparable with the years 2005 and 2006.

Principal Markets and Methods of Distribution

The Business Insurance segment distributes its products through approximately 7,100 independent agencies and brokers located throughout the United States that are serviced by approximately 90 field offices and three customer service centers. In recent years, the Business Insurance segment has made significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance.

Select Accounts is a leading provider of property casualty products to small businesses. It serves firms with generally fewer than 50 employees. Products offered by Select Accounts are guaranteed cost policies, including packaged products covering property and liability exposures. Products are sold through independent agents and brokers, who are often the same agents and brokers that sell the Company’s Commercial Accounts and Personal Insurance products.

Select Accounts offers its independent agents a system for small businesses that helps them connect all aspects of sales and service through a comprehensive service platform. Components of the platform include agency automation capabilities and service centers that function as an extension of an agency’s customer service operations, both of which are highly utilized by agencies. Approximately 4,700 agencies have chosen to take advantage of Select Accounts’ service centers, which offer agencies a wide range of services, including coverage and billing inquiries, policy changes, the assistance of licensed service professionals and extended hours of operations.

Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts’ primarily targets mid-sized businesses with 50 to 1,000 employees. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Commercial Accounts to have a broad risk appetite and a diversified customer base.

National Accounts group is comprised of three business units. The largest unit sells a variety of casualty products and services to large companies. National Accounts clients generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Through a network of field offices, the Company’s underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients’ needs. Workers’ compensation accounted for approximately 78% of sales to National Accounts customers during 2006, based on direct written premiums and fees. National Accounts generated $346 million of fee income in 2006, excluding commercial residual market business discussed below.

National Accounts includes the Company’s Discover Re operation, which principally provides commercial auto liability, general liability, workers’ compensation and property coverages. It serves retail brokers and insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance.

In addition, National Accounts includes the Company’s commercial residual market business. The Company’s commercial residual market business sells claims and policy management services to workers’ compensation pools throughout the United States. The Company services approximately 36% of the total workers’ compensation assigned risk market. The Company is one of very few servicing carriers that operate nationally. Assigned risk plan contracts generated $182 million in fee income in 2006.

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

Industry-Focused Underwriting markets a wide array of property and casualty products and services tailored to targeted industry segments. Unique marketing and underwriting groups are focused on individual industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services. The following Industry-Focused units, which are described in more detail on pages _-_ of this report, have been established:  Construction, Technology, Public Sector Services, Oil & Gas, and Agribusiness.

Products are distributed primarily through the same agents and brokers servicing Select Accounts and Commercial Accounts, although there may be more business with agents that also specialize in servicing the needs of certain of these industries.

Target Risk Underwriting services a wide customer base with unique and specialized insurance products and services. These specialized units have expertise in meeting customers’ specialized property and casualty coverage requirements. These units include National Property, Inland Marine, Ocean Marine,

Excess Casualty, Boiler & Machinery, and Global Accounts, which are described in more detail on page _ of this report.

Products are distributed primarily through the same agents and brokers servicing Select Accounts and Commercial Accounts, as well as specialized agents and brokers with expertise in certain of these products.

Specialized Distribution distributes admitted and excess and surplus lines property and casualty products predominantly through selected wholesale agents, both on a brokerage and managing general underwriting basis, and through selected program agents. Brokers, general agents and program agents operate in certain markets that are not typically served by the Company’s appointed retail agents, or they maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more flexibility to write certain classes of business. In working with wholesale or program agents on a brokerage basis, Specialized Distribution underwrites the business and sets the premium level. In working with wholesale or program agents on a managing general underwriting or program manager basis, the agents produce and underwrite business that conforms to underwriting guidelines that have been specifically designed for each facility or program.

Business Insurance Other includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; policies written by Gulf, which was placed into runoff during the second quarter of 2004; and the Personal Catastrophe Risk operation which was sold in November 2005. The Personal Catastrophe Risk operation had been included in the Specialty segment prior to the August 2006 segment realignment. Certain business previously written by Gulf is now being written in the Specialized Distribution market and in the Financial, Professional & International Insurance segment. Gulf provided specialty coverages including management and professional liability, excess and surplus lines, environmental, umbrella and fidelity. Gulf also provided insurance products specifically designed for financial institutions, the entertainment industry and sports organizations.

Pricing and Underwriting

Pricing levels for Business Insurance property and casualty insurance products are generally developed based upon an expectation of estimated losses, the expenses of producing business and managing claims and a reasonable allowance for profit. Business Insurance has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

Business Insurance has developed an underwriting and pricing methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. It utilizes proprietary data gathered and analyzed with respect to its Business Insurance business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about specific industry segments. This methodology enables Business Insurance to streamline its risk selection process and develop pricing parameters that will not compromise its underwriting integrity.

For smaller businesses, Select Accounts uses a process based on industry classifications to allow agents and field underwriting representatives to make underwriting and pricing decisions within predetermined classifications, because underwriting criteria and pricing tend to be more standardized for these smaller exposures.

A portion of business in this segment is written with large deductible insurance policies. Under workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2006, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $5.01 billion. Retrospectively rated policies are also used for workers’ compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $223 million at December 31, 2006. Significant collateral, primarily letters of credit and, to a lesser extent cash collateral trusts and surety bonds, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

The Company continually monitors its exposure to natural and manmade peril catastrophic losses and attempts to mitigate such exposure. In order to reduce the Company’s exposure to catastrophe losses, Business Insurance limits the writing of new property business and selectively takes underwriting action on existing business in some markets. In addition, underwriting standards have been tightened, price increases have been implemented in some catastrophe-prone areas, and deductibles are in place in hurricane and wind and hail prone areas. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business.  The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes.  See “—Reinsurance.”

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

Workers’ Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee’s early return to work, cost-effective quality care and customer service in this market. The Company offers the following three types of workers’ compensation products:

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

Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are manmade events such as theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see “Reinsurance—Terrorism Risk Insurance Act of 2002 and Terrorism Risk Insurance Extension Act of 2005.” Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

Net Retention Policy

The following discussion reflects the Company’s retention policy as of January 1, 2007. For third party liability, Business Insurance generally limits its net retention to a maximum of $13 million per insured, per occurrence after reinsurance. The net retained amount per risk for property exposures is generally limited to $15 million, after reinsurance. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

The following table shows the distribution of Business Insurance’s direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2006:

State	% of Total
California	12.1%
New York	7.9
Texas	7.3
Florida	5.7
Illinois	4.6
New Jersey	4.1
Massachusetts	4.1
Pennsylvania	3.8
All Others(1)	50.4
Total	100.0%

(1)          No other single state accounted for 3.0% or more of the total direct written premiums written in 2006 by the domestic operations of the Business Insurance segment.

Competition

The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the level of service provided. Growth is driven by a company’s ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry, as measured by policyholders’ surplus, and the availability of reinsurance. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Capital raised by debt and equity offerings also increases a company’s surplus. Growth in premium and service business is also measured by a company’s ability to retain existing customers and to attract new customers. Additionally, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance.

Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers and direct writers. Both national and regional property casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, “main street” business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. Select Accounts has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, a broad array of products, competitive prices and one of the most efficient automated environments in the industry. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee. Select Accounts’ overall service platform is one of the strongest in the small business commercial market.

Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property casualty insurance companies willing to write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, improved efficiency through automation and response time to customer needs are key to success in this market.

The National Accounts group is comprised of three business units:

•       National Accounts business is typically written through national brokers and, to a lesser extent, regional brokers. Insurance companies compete in this market based on price, product offerings, claim and loss prevention services, managed care cost containment and risk management information systems. National Accounts also offers a large nationwide network of localized claim service centers which provide greater flexibility in claims adjusting and allows National Accounts to more quickly respond to the needs of its customers.

•       Discover Re competes with traditional providers of commercial insurance coverages, as well as other underwriters of property and casualty insurance in the alternative risk transfer market, such as risk retention groups, self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms.

•       National Accounts’ residual market business competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. National Accounts services approximately 36% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, proprietary coverage forms, specialized risk control and loss handling services, and partnerships with agents and brokers that also focus on these markets. In some cases the competition is national carriers with similarly dedicated underwriting and marketing groups. In other cases, smaller regional companies tend to be the primary competition. In either case, these businesses have regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including managing general agents and wholesale agents, supplement this strategy. In all of these businesses, the competitive strategy is market leadership attained through focused industry knowledge applied to insurance and risk needs.

FINANCIAL, PROFESSIONAL & INTERNATIONAL INSURANCE

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis. The segment includes the following businesses:

•       Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes surety and fidelity bonds for construction and general commercial enterprises, professional liability and management liability for public corporations, private companies and not-for-profit organizations for losses caused by the negligence or misconduct of named directors and officers; professional liability for a variety of professionals, such as lawyers, design professionals and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice; and a full range of property, auto, liability, fidelity and professional/management liability insurance for financial institutions. This business represents the fourth quarter 2006 combination of the Company’s previous Bond and Financial & Professional Services marketing groups.

In December 2006, the Company reached a definitive agreement to sell its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $79 million of net written premiums in 2006. The impact of this transaction will not be material to the Company’s results of operations or financial condition.

•       International and Lloyd’s includes coverages marketed to and underwritten for several customer groups within the United Kingdom, Canada and the Republic of Ireland and business written as a Corporate Member at Lloyd’s. International offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. International primarily underwrites employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property exposures. The Company underwrites four principal lines of business—aviation, marine, global property, and accident and special risks—through its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital. During the second half of 2004, the Company made a decision to exit certain portions of the Lloyd’s personal lines business and, in early 2005, sold the right to renew this business as well as the operating companies that supported it.

Selected Market and Product Information

The following table sets forth Financial, Professional & International Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see “—Principal Markets and Methods of Distribution” and “—Product Lines,” respectively.

(for the year ended December 31, in millions)	2006	2005	2004	% of Total 2006
By market:
Bond & Financial Products	$2,255	$2,117	$1,819	66.5%
International and Lloyd’s	1,138	1,042	889	33.5
Total Financial, Professional & International Insurance by market	$3,393	$3,159	$2,708	100.0%
By product line:
Fidelity and surety	$1,125	$1,026	$963	33.2%
General liability	1,006	981	768	29.6
International	1,138	1,042	889	33.5
Other	124	110	88	3.7
Total Financial, Professional & International Insurance by product line	$3,393	$3,159	$2,708	100.0%

Principal Markets and Methods of Distribution

Within the Financial, Professional & International Insurance segment, Bond & Financial Products distributes the majority of its products in the United States through approximately 6,400 of the same independent agencies and brokers that distribute the Business Insurance segment’s products. These brokers and independent agencies are located throughout the United States. Bond & Financial Products, in conjunction with the Business Insurance segment, is making significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Financial Products builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Financial Products considers each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is monitored. In addition, Bond & Financial Products sells its surety products through independent agents using subsidiaries in Mexico, Canada and the United Kingdom. The Company has reached a definitive agreement to sell its Mexican subsidiary.

The International and Lloyd’s market distributes its products through brokers in the domestic markets of each of the three countries in which it operates, the United Kingdom, Canada and the Republic of Ireland. It also writes business at Lloyd’s, where its products are distributed through Lloyd’s wholesale and retail brokers. By virtue of Lloyd’s worldwide licenses, Financial, Professional & International Insurance has access to international markets across the world.

Pricing and Underwriting

Pricing levels for Financial, Professional & International Insurance property and casualty insurance products are generally developed based upon an expectation of the frequency and severity of estimated losses, the expenses of producing business and managing claims, and a reasonable allowance for profit. Financial, Professional & International Insurance has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

Financial, Professional & International Insurance has developed an underwriting and pricing methodology that incorporates dedicated underwriting, claims, engineering, actuarial and product development disciplines. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific account or industry issues. The underwriters use proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation, and then use proprietary forms to tailor insurance coverage to insureds within the target markets. This methodology enables Financial, Professional & International Insurance to streamline its risk selection process and develop pricing parameters that will not compromise its underwriting integrity.

The Company continually monitors its exposure to natural and manmade peril catastrophic losses and attempts to mitigate such exposure. In order to reduce the Company’s exposure to catastrophe losses, Financial, Professional & International Insurance limits the writing of new commercial property and energy and marine business and selectively takes underwriting action on existing business in some markets. In addition, underwriting standards have been tightened, price increases have been implemented in some catastrophe-prone areas, and deductibles are in place in hurricane and wind and hail prone areas. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business.  The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes.  See “—Reinsurance.”

Product Lines

Fidelity and Surety provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds. In addition to the business written in the United States, this product line includes surety business written in the following subsidiaries of the Company: St. Paul Guarantee (Canada), Afianzadora Insurgentes (Mexico) and St. Paul Travelers Casualty and Surety Company of Europe (United Kingdom). The Company has reached a definitive agreement to sell Afianzadora Insurgentes.

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

International provides coverage through operations in the United Kingdom, Canada and the Republic of Ireland, and at Lloyd’s. The coverage provided in those markets includes employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those in the United States.

Other coverages include Property, Workers’ Compensation, Commercial Automobile and Commercial Multi-Peril, which are described in more detail in the “Business Insurance” section of this narrative.

Net Retention Policy

The following discussion reflects the Company’s retention policy as of January 1, 2007. For third party liability, including but not limited to umbrella liability, professional liability, directors’ and officers’ liability, and employment practices liability, Financial, Professional & International Insurance generally limits the net retentions up to $11.5 million per policy after reinsurance. For surety protection, the Company generally retains up to $24.5 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International and Lloyd’s operations, per risk retentions range from $3 million to $10 million. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

The following table shows the distribution of Financial, Professional & International’s direct written premiums for the states, or for locations outside of the United States, that accounted for the majority of premium volume for the year ended December 31, 2006:

State	% of Total
California	5.8%
New York	5.3
Texas	4.1
Florida	3.7
Illinois	3.1
All other domestic(1)	44.2
Total domestic	66.2
Total international	33.8
Total	100.0%

(1)          No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2006 by the Financial, Professional & International Insurance segment.

Competition

The competitive landscape in which the Financial, Professional & International Insurance segment operates is affected by many of the same factors described previously for the Business Insurance segment. Bond & Financial Products competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. Competitors in this market are primarily national property and casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. In addition, many large commercial customers self-insure their risks or utilize large deductibles on purchased insurance.

Bond & Financial Products underwrites and markets its products to national, mid-sized and small businesses and organizations, as well as individuals, and distributes them through both national and wholesale brokers, regional brokers, and retail agents. Bond & Financial Products competes in the competitive surety and management liability marketplaces, as well as offering general property and casualty coverages to financial institutions. Both national and regional property casualty insurance companies compete with Bond & Financial Products. Its reputation for timely and consistent decision-making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products, provides Bond & Financial Products an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The ability of Bond & Financial Products to cross-sell its products to customers of the Business Insurance and Personal Insurance segments provides further competitive advantages for the Company.

International competes with numerous international and local country insurers in the United Kingdom, Canada and the Republic of Ireland. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets. Products are generally distributed through a relatively small broker base whose customer groups align with the Company’s targeted markets.

At Lloyd’s, the Company competes with other syndicates operating in the Lloyd’s market as well as international and domestic insurers in the various markets where the Company writes business worldwide. Lloyd’s syndicates are increasingly capitalized by corporate capital, much of which is provided by large international insurance enterprises. Competition is again based on price and product offerings. The Company has an exclusive focus on lines it believes it can underwrite effectively and profitably with an emphasis on short-tail insurance lines. The Company underwrites through four principal lines of business at Lloyd’s: aviation, marine, global property, and accident and special risks.

PERSONAL INSURANCE

Personal Insurance writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

In January 2007, the Company reached a definitive agreement to sell its subsidiary, Mendota Insurance Company and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for approximately $187 million of net written premium volume in 2006. The sale is not expected to be material to the Company’s results of operations or financial condition.

Selected Product and Distribution Channel Information

The following table sets forth net written premiums for Personal Insurance by product line for the periods indicated. For a description of the product lines referred to in the accompanying table, see “—Product Lines.” In addition, see “—Principal Markets and Methods of Distribution” for a discussion of distribution channels for Personal Insurance’s product lines.

(for the year ended December 31, in millions)	2006	2005	2004	% of Total 2006
By product line:
Personal automobile	$3,692	$3,477	$3,433	55.0%
Homeowners and other	3,019	2,751	2,496	45.0
Total Personal Insurance	$6,711	$6,228	$5,929	100.0%

Principal Markets and Methods of Distribution

Personal Insurance products are distributed primarily through approximately 8,700 independent agents located throughout the United States, supported by personnel in eleven marketing regions, three single state companies and six service centers. In selecting new independent agencies to distribute its products, Personal Insurance considers each agency’s profitability, financial stability, staff experience and strategic fit with Personal Insurance’s operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance. While the principal markets for Personal Insurance’s insurance products are in states along the East Coast, in the South and Texas, Personal Insurance is expanding its geographic presence across the United States.

Personal Insurance operates single state companies in Massachusetts, New Jersey and Florida with products marketed primarily through independent agents. These states represented approximately 19% of Personal Insurance direct written premiums in 2006. The companies were established to manage complex markets in Massachusetts and New Jersey and property catastrophe exposure in Florida. Each company has dedicated resources in underwriting, claim, finance, legal and service functions.

Personal Insurance uses a consistent operating model with agents outside of the single state companies (see discussion above). The model provides technological alternatives to agents to maximize their ease of doing business. Personal Insurance agents quote and issue approximately 99% of Personal Insurance’s policies directly from their agencies by leveraging either their own agency management system or using Personal Insurance’s proprietary quote and issuance systems which allows agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with Personal Insurance’s underwriting and rating systems, which edit transactions for compliance with Personal Insurance’s underwriting and pricing programs. Business processed by agents on these platforms is subject to consultative review by Personal Insurance’s in-house underwriters. Personal Insurance also provides a download capability that refreshes the individual agency system databases of approximately 6,000 agents each day with updated policy information.

Personal Insurance continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the ongoing service responsibility for Personal Insurance’s customers to one of the Company’s four Customer Care Centers, where the Company renders customer service on behalf of an agency by providing a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,300 agents take advantage of this service alternative.

Personal Insurance also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and joint marketing arrangements with other insurers. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company’s call center locations. A number of well-known corporations make the Company’s product offerings available to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that make available Personal Insurance’s product offerings to their members. Since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for their auto customers. This agreement has added profitable business and helped to geographically diversify the homeowners line of business.

Pricing and Underwriting

Pricing levels for Personal Insurance property and casualty insurance products are generally developed based upon an expectation of estimated losses, the expense of producing, issuing and servicing the business and a reasonable allowance for profit and contingencies. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claim, actuarial and product development. This approach is designed to maintain high quality underwriting discipline and pricing segmentation. Proprietary data is analyzed with respect to Personal Insurance’s business over many years. Personal Insurance uses a variety of proprietary and vendor produced risk differentiation models to facilitate its pricing segmentation. Personal Insurance’s product managers establish strict underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to streamline its risk selection and pricing processes.

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

Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. Most homeowners policies offer, but do not require, automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly those related to weather and earthquakes. In order to reduce the Company’s exposure to catastrophe losses, Personal Insurance limits the writing of new homeowners business and selectively takes underwriting action on existing business in some markets. In addition, underwriting standards have been tightened, price increases have been implemented in some catastrophe-prone areas, and deductibles are in place in hurricane and wind and hail prone areas. Personal Insurance uses computer-modeling techniques to assess its level of exposure to loss in hurricane and earthquake catastrophe-prone areas. Changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly reduce catastrophe exposures.

Insurers writing personal lines property and casualty policies may be unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. The Company’s ability or willingness to raise prices, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and/or social responsibilities. The Company also may choose to write business it might not otherwise write for strategic purposes, such as improving access to other underwriting opportunities.

Independent agents either utilize one of the Company’s automated quote and issue systems or they submit applications to the Company’s service centers for underwriting review, quote, and issuance. Automated transactions are edited by the Company’s systems and issued if they conform to established guidelines. Exceptions are reviewed by underwriters in the Company’s business centers. Audits are conducted by business center underwriters and agency managers, on a systematic sampling basis, across all of the Company’s independent agency generated business. Each agent is assigned to a specific employee or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

The Personal Insurance products sold through additional marketing channels utilize the same quote and issuance systems discussed previously and exceptions are underwritten by the Company’s employees. Underwriters work with Company management on business plan development, marketing, and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Product Lines

The primary coverages in Personal Insurance are personal automobile and homeowners insurance sold to individuals. Personal Insurance had approximately 7.1 million policies in force at December 31, 2006.

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

Net Retention Policy

The following discussion reflects the Company’s retention policy as of January 1, 2007. Personal Insurance retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $6 million maximum retention per risk. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk

Geographic Distribution

The following table shows the distribution of Personal Insurance’s direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2006:

State	% of Total
New York	15.4%
Texas	9.3
Pennsylvania	7.1
Massachusetts	6.4
Florida	6.1
New Jersey	6.1
Georgia	4.6
Virginia	4.5
Connecticut	4.5
California	4.2
Maryland	3.2
All Others(1)	28.6
Total	100.0%

(1)          No other single state accounted for 3.0% or more of the total direct written premiums written in 2006 by the Personal Insurance segment.

Competition

Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, Personal Insurance also faces competition from local and regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local agents. Personal Insurance believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products. In addition to its traditional independent agency distribution, Personal Insurance has broadened its distribution of products by marketing to sponsoring organizations, including employee and affinity groups, and through joint marketing arrangements with other insurers. Personal Insurance believes that its continued focus on underwriting and pricing segmentation, claim settlement effectiveness strategies and expense management practices enable Personal Insurance to price its products competitively in all of its distribution channels.

CLAIMS MANAGEMENT

The Company’s claims management strategies, together with its focus on optimizing claim outcomes, cost efficiency and service are critical to the Company’s ability to grow profitably and reflect these core tenets:

•       fair, efficient, fact-based claims management processes;

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

Field claim management teams located in 29 claim centers and 89 satellite and specialty-only offices in 46 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Business Insurance, Financial, Professional & International Insurance, and Personal Insurance segments. Claim teams with specialized skills, resources, and workflows are matched to the unique exposures of those businesses with local claim management dedicated to achieving optimal results within each segment. The Company’s home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. In addition to the field teams, claim staff is dedicated to each of Personal Insurance’s single state companies in Florida, Massachusetts and New Jersey. This structure permits the Company to maintain the economies of scale of a larger, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International is generally provided locally by staff in the respective international location due to local knowledge of applicable laws and regulations.

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

During 2006, Claim Services refined its catastrophic response strategy to increase the Company’s ability to respond to a significant catastrophic event using its own personnel, placing less reliance on independent adjustors and appraisers. The Company established a larger dedicated catastrophe response team, and trained a larger Enterprise Response Team of existing Company employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team.

The Company is also a leader in bringing effective claim solutions that provide superior customer service. One example of this is ConciergeClaimSM, a new auto claim service that features selected independently-owned auto repair facilities with Company appraisers on site to complete an estimate, handle all rental arrangements and monitor the repair process from start to finish. By managing the claim in this way, the Company can help ensure prompt, quality results and create a differentiated, superior claim experience for customers.

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

REINSURANCE

The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk, except with regard to mandatory pools, and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see note 4 of notes to the Company’s consolidated financial statements.

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

For a description of reinsurance-related litigation, see Item 3, “Legal Proceedings.”

Catastrophe Reinsurance

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

The Company utilizes reinsurance agreements with nonaffiliated reinsurers to manage its exposure to losses resulting from one occurrence. The Company’s General Catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence. The coverage provided under the General Catastrophe reinsurance treaty, effective for the time period indicated, is as follows:

Layer of Loss	July 1, 2006 - June 30, 2007 Reinsurance Coverage In-Force
$0 - $1.0 billion	Loss retained by the Company
$1.0 billion - $1.50 billion	72.4% ($362 million) of loss retained by the Company; 27.6% ($138 million) of loss covered by catastrophe treaty
$1.50 billion - $2.25 billion	44.0% ($330 million) of loss retained by the Company; 56.0% ($420 million) of loss covered by catastrophe treaty
Greater than $2.25 billion	Loss 100% retained by the Company

This agreement excludes nuclear, chemical, biochemical and radiological losses and all terrorism losses as defined by the Terrorism Risk Insurance Act of 2002 and the Terrorism Risk Insurance Extension Act of 2005. The agreement covers all of the Company’s exposures in the United States and Canada and their possessions and waters contiguous thereto, the Caribbean and Mexico. For business underwritten in Canada, the United Kingdom, Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet. The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

In addition to its General Catastrophe treaty, the Company also is party to a Northeast General Catastrophe treaty providing $500 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine, and waters contiguous thereto. Losses from a covered event (occurring over several days) anywhere in the United States may be used to satisfy the retention.

Florida Hurricane Catastrophe Fund (FHCF)

The Company participates in the FHCF, which is a state-mandated catastrophe reinsurance fund that provides reimbursement to insurers for a portion of their residential catastrophic hurricane losses. The FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if insufficient, assessments on all Florida  property and casualty lines of business, excluding accident and health, the National Flood Insurance Program, workers’ compensation and medical malpractice insurance. The FHCF’s resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida. Based on current expected reimbursements for 2004 and 2005 losses, the state of Florida levied a 1% assessment effective January 1, 2007 for all of the Company’s relevant policyholders as discussed above. The Company holds no liability for this pass-through assessment, since the Company is only liable for the assessments collected from insureds. Prior to the special legislative session in Florida in January 2007, the projected FHCF bonding for future events was adequate to cover its statutory capacity. In January 2007, the Governor of Florida signed into law legislation which expanded the capacity of the FHCF from $16 billion to $28 billion, with an option for the FHCF Board of Governors to add an additional $4 billion of capacity. Additionally, participating companies have the option to select lower attachment points to the FHCF in $1 billion increments ranging from $6 billion to $3 billion. As a result, the maximum potential industry capacity has been increased from approximately $16 billion to $35 billion for a single hurricane event impacting Florida residential property exposures. The Company’s participation as of June 2006 (the most recent date for which data is available) accounted for less than 0.8% of the FHCF. This additional capacity is also funded primarily by premiums and relies on the same assessment and borrowing process described above. If there are hurricanes in 2007, the cash resources of the FHCF may not be sufficient to meet its obligations and continuing assessments may be necessary.

Terrorism Risk Insurance Act of 2002 and Terrorism Risk Insurance Extension Act of 2005

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury that provided for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program.

In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums that vary by Program year of amounts $100 million or less, and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers’), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act and the Terrorism Extension Act. Both Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage is 85% in 2007.

The deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines from the calendar year immediately preceding the applicable year. The deductible under the Program was 10% for 2004, 15% for 2005, 17.5% for 2006 and will be 20% for 2007. The Company’s estimated deductible under the Program is $2.20 billion for 2007. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, Congress shall determine the source of funds, if any, available for losses that exceed the $100 billion cap. The Company had no terrorism-related losses in 2006, 2005 or 2004. If the Program is not renewed for periods after January 1, 2008, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies, including policies written in 2007 for which the period of coverage extends into 2008. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial condition and/or liquidity in future periods, particularly if the Program is not extended. Regardless of whether the Terrorism Act is extended, the Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

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

The reserves are also reviewed regularly by qualified actuaries employed by the Company. For additional information on the process of estimating reserves and a discussion of underlying variables and risk factors, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

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

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and business unit. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company’s reserving methods for asbestos and environmental claims, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation,” and “—Environmental Claims and Litigation.”

Discounting

Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance, which totaled $1.98 billion and $1.92 billion at December 31, 2006 and 2005, respectively, were discounted using a rate of 5% at December 31, 2006 and 2005. Reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, totaled $34 million at December 31, 2005, and were discounted using a rate of 2.6% at that date. There were no such reserves at December 31, 2006. Reserves for certain assumed reinsurance business were discounted using a rate of 7% and a range of rates from 5% to 7.5%, at December 31, 2006 and 2005, respectively, and totaled $37 million and $79 million at December 31, 2006 and 2005, respectively.

Claims and Claim Adjustment Expense Development Table

The table on page 26 sets forth the year-end reserves from 1996 through 2006 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1996 through 2003 have not been restated to reflect the acquisition of SPC in 2004. The table includes SPC reserves beginning at December 31, 2004.

The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1996 to 2000 have also not been restated to reflect the acquisition of Northland and Commercial Guaranty Casualty. Beginning in 2001, the table includes the reserve activity of Northland and Commercial Guaranty Casualty. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1996 to 2006 year-end reserves and the subsequent changes in those reserves.

For instance, the “cumulative deficiency (redundancy)” shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1996 included $4 million for a loss that is finally paid in 2005 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1996 to 2004 shown in the accompanying table.

Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies shown in the accompanying table arise from claims on policies written prior to the mid-1970s involving liability exposures such as asbestos and environmental claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation,” and “—Environmental Claims and Litigation.”  General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

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

(at December 31, in millions)	1996	1997	1998	1999	2000	2001(a)	2002(a)	2003(a)	2004(a)(b)	2005(a)(b)	2006(a)(b)
Reserves for claims and claim adjustment expense originally estimated	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844
Cumulative amounts paid as of
One year later	3,704	4,025	4,159	4,082	4,374	5,018	5,170	4,651	8,871	8,632
Two years later	6,600	6,882	6,879	6,957	7,517	8,745	8,319	8,686	14,666
Three years later	8,841	8,850	9,006	9,324	10,218	11,149	11,312	11,541
Four years later	10,355	10,480	10,809	11,493	12,000	13,402	13,548
Five years later	11,649	11,915	12,565	12,911	13,603	15,115
Six years later	12,893	13,376	13,647	14,172	14,958
Seven years later	14,154	14,306	14,697	15,301
Eight years later	14,987	15,225	15,681
Nine years later	15,844	16,061
Ten years later	16,223
Reserves reestimated as of
One year later	21,345	21,083	20,521	19,736	19,394	23,228	23,658	24,222	41,706	42,466
Two years later	21,160	20,697	20,172	19,600	22,233	24,083	24,592	25,272	42,565
Three years later	20,816	20,417	19,975	22,302	22,778	25,062	25,553	26,042
Four years later	20,664	20,168	22,489	22,612	23,871	25,953	26,288
Five years later	20,427	22,570	22,593	23,591	24,872	26,670
Six years later	22,851	22,625	23,492	24,559	25,521
Seven years later	22,861	23,530	24,446	25,114
Eight years later	23,759	24,425	24,908
Nine years later	24,601	24,832
Ten years later	24,783
Cumulative deficiency (redundancy)(a)(b)	2,967	3,426	4,145	5,131	6,086	6,473	3,020	1,987	1,119	(429)
Gross liability–end of year	$30,969	$30,138	$29,411	$28,854	$28,312	$30,617	$33,628	$34,474	$58,984	$61,007	$59,202
Reinsurance recoverables	9,153	8,732	8,648	8,871	8,877	10,420	10,360	10,419	17,538	18,112	16,358
Net liability–end of year	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844
Gross reestimated liability-latest	$33,970	$33,724	$34,115	$35,055	$36,211	$38,950	$37,927	$37,003	$60,376	$61,041
Reestimated reinsurance recoverables-latest	9,187	8,892	9,207	9,941	10,690	12,280	11,639	10,961	17,811	18,575
Net reestimated liability-latest	$24,783	$24,832	$24,908	$25,114	$25,521	$26,670	$26,288	$26,042	$42,565	$42,466
Gross cumulative deficiency	$3,001	$3,586	$4,704	$6,201	$7,899	$8,333	$4,299	$2,529	$1,392	$34

Included in the cumulative deficiency by year is the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross	$6,150	$6,063	$5,928	$5,800	$5,613	$5,330	$1,670	$1,645	$1,031	$197
Net	$4,474	$4,405	$4,339	$4,282	$4,232	$4,043	$1,098	$1,074	$987	$156

Environmental	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross	$1,093	$1,014	$891	$752	$677	$619	$465	$406	$125	$108
Net	$881	$816	$766	$709	$645	$599	$449	$390	$150	$120

(a)              Includes reserves of The Northland Company and its subsidiaries and Commercial Guaranty Lloyds Insurance Company which were acquired from Citigroup on October 1, 2001. Also includes reserves of Commercial Guaranty Casualty Insurance Company, which was contributed to TPC by Citigroup on October 3, 2001. At December 31, 2001, these gross reserves were $867 million, and net reserves were $633 million.

(b)             For years prior to 2004, excludes SPC reserves, which were acquired on April 1, 2004. Accordingly, the reserve development (net reserves for claims and claim adjustment expenses reestimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 2004 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004 and subsequent years, includes SPC reserves and subsequent development recorded by SPC. At December 31, 2004, SPC gross reserves were $23,274 million and net reserves were $15,959 million.

Reserves on Statutory Accounting Basis

At December 31, 2006, 2005 and 2004, claim and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance U.S. generally accepted accounting principles (GAAP), were $104 million, $296 million and $282 million lower, respectively, than those reported in the Company’s respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices. The accounting for retroactive reinsurance is a significant factor in the difference in reserves. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the contract inception. For GAAP reporting, retroactive reinsurance balances are included in reinsurance recoverables and result in lower net reserve amounts. Statutory accounting practices require retroactive reinsurance balances to be recorded in other liabilities as contra-liabilities rather than in loss reserves.

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

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

Most of the Company’s insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. During 2005, the Company combined the previously separate St. Paul Insurance Group and Travelers Property Casualty pools, forming the new St. Paul Travelers Reinsurance Pool. Travelers Indemnity Company is the lead company of the new pool, which includes 28 companies. The Company also merged Gulf Insurance Company, the lead company of the former Gulf Insurance Group, into Travelers Indemnity Company effective July 1, 2005. As of December 31, 2006, there were two intercompany pooling arrangements: the St. Paul Travelers Reinsurance Pool and the Northland Pool.

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

Claims—Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the St. Paul Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A. de C.V., St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of February 23, 2007. The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
St. Paul Travelers Reinsurance Pool(a)(b)	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA- (4th of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA- (4th of 24)
Northland Pool(c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA- (4th of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA- (4th of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	—
Travelers Europe	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	—
Discover Reinsurance Company	A- (4th of 16)	—	—	—
Afianzadora Insurgentes, S.A. de C.V.(d)	A- (4th of 16)	—	—	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—
St. Paul Travelers Insurance Company Limited	A (3rd of 16)	—	—	—

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

(c)           The Northland Pool consists of: Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company and American Equity Specialty Insurance Company. In January 2007, the Company reached a definitive agreement to sell Mendota Insurance Company and its wholly-owned subsidiary, Mendakota Insurance Company.

(d)          In December 2006, the Company reached a definitive agreement to sell its Mexican subsidiary, Afianzadora Insurgentes, S.A. de C.V.

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of February 23, 2007. The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

The following rating agency actions were taken with respect to the Company in 2006 and through February 23, 2007:

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

•       On May 3, 2006, Moody’s affirmed the long-term debt ratings (senior unsecured debt at A3) of the Company and the IFS ratings on members of the St. Paul Travelers Reinsurance Pool (Aa3). The outlook for these ratings was changed to stable from negative.

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

•       On June 15, 2006, Fitch announced that it expected to assign an “A-” debt rating to the $800 million senior unsecured notes due in 2016 and 2036 planned to be issued by the Company in June 2006. Subsequently, on June 19, 2006, Fitch assigned the “A-” debt rating to these senior notes.

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

•       On December 18, 2006, A.M. Best reaffirmed the FSR of “A-” (Excellent) of Afianzadora Insurgentes, S.A. de C.V., the Company’s Mexican subsidiary.

•       On January 18, 2007, A.M. Best placed the FSR of “A-” (Excellent) of Afianzadora Insurgentes, S.A. de C.V., the Company’s Mexican subsidiary, under review with negative implications. This rating action was a result of the Company having reached a definitive agreement to sell this surety company. The rating will remain under review until the sale is finalized.

•       On January 24, 2007, A.M. Best placed the FSR of “A” (Excellent) and the ICR of “a” of Mendota Insurance Company and its wholly-owned subsidiary, Mendakota Insurance Company, under review with negative implications. These ratings actions were the result of the Company having reached a definitive agreement to sell these subsidiaries. The ratings will remain under review pending regulatory approval and completion of the transaction. The ratings of the Northland Pool were unchanged.

INVESTMENT OPERATIONS

A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that modestly exceeds the duration of the Company’s net insurance liabilities.

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

See note 3 of notes to the Company’s consolidated financial statements for additional information regarding the Company’s investment portfolio.

DERIVATIVES

See notes 1 and 14 of notes to the Company’s consolidated financial statements for a discussion of the policies and transactions related to the Company’s derivative financial instruments.

REGULATION

State and Federal Regulation

STA’s insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis. STA’s insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, Bermuda and the U.S. Virgin Islands.

Agent and Broker Compensation

As part of ongoing, industry-wide investigations, the Company has received subpoenas and written requests for information from government agencies and authorities, including 21 states and the SEC. The areas of inquiry addressed to the Company include the method by which brokers and agents are compensated. The Company is cooperating with these subpoenas and requests for information. As described in more detail in “Part I, Item 3—Legal Proceedings” herein, in August 2006, the Company entered into agreements with several of these states to resolve issues related to broker and agent compensation. The Company discontinued paying contingent commissions on excess casualty and umbrella business effective September 30, 2006. In addition, the Company discontinued paying contingent commissions for homeowners multi-peril, private passenger automobile physical damage, private passenger automobile no-fault, other private passenger automobile liability, boiler and machinery and financial guaranty insurance lines effective January 1, 2007. The Company has developed alternative compensation arrangements for these lines of business that compensate brokers and agents in a manner that differentiates for business performance and is consistent with all applicable laws. Beginning January 1, 2007, the Company is offering an optional fixed commission program for most commercial insurance lines.

Insurance Regulation Concerning Dividends

STA’s principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to STA’s subsidiaries require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

The insurance holding company laws of other states in which STA’s insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends.

Premium Rate Approvals

STA’s insurance subsidiaries are subject to each state’s regulations regarding premium rate approvals. The applicable regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. An insurer’s ability to increase premiums and the relative timing of the process, are dependent upon each respective state’s requirements.

Requirements for Exiting Geographic Markets and/or Canceling or Nonrenewing Policies

Several states have regulations which may impact the timing and/or the ability of an insurer to either discontinue or substantially reduce its writings in that state. These regulations typically require prior notice, and in some instances insurance department approval, prior to discontinuing a line of business or withdrawing from that state.

Insurance Holding Company Statutes

As a holding company, STA is not regulated as an insurance company. However, since STA owns capital stock in insurance subsidiaries, it is subject to state insurance holding company statutes, as well as certain other laws, of each of its insurance subsidiaries’ states of domicile. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes and other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

Insurance Regulations Concerning Change of Control

Many state insurance regulatory laws contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled, or, in some cases, having substantial business that it is deemed to be commercially domiciled, in that state.

The laws of many states also contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company admitted to transact business in that state. While these pre-notification statutes do not authorize the state agency to disapprove the change of control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the acquisition.

Any transactions that would constitute a change in control of any of STA’s insurance subsidiaries would generally require prior approval by the insurance departments of the states in which the insurance subsidiaries are domiciled or commercially domiciled. They may also require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

One of STA’s insurance subsidiaries and its operations at Lloyd’s are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial Services and Markets Act of 2000 including approval of the Financial Services Authority. Insurers in the Republic of Ireland are subject to regulation by the Irish Financial Services Regulatory Authority.

Some of STA’s other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to STA’s shareholders.

Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling Arrangements

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds because of the insolvency of other insurers. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

STA’s insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

Insurance Regulatory Information System

The National Association of Insurance Commissioners (NAIC) developed the Insurance Regulatory Information System (IRIS) to help state regulators identify companies that may require special attention. Financial examiners review annual statements and key financial ratios based on year-end data. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Each ratio has an established “usual range” of results. A ratio result falling outside the usual range of IRIS ratios, however, is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.

Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.

Based on preliminary 2006 IRIS ratios calculated by the Company, Discover Reinsurance Company had results outside the normal range for two of the IRIS ratios, due to reserve strengthening actions taken in 2005. In 2005, most of the Company’s insurance subsidiaries in the St. Paul Travelers Reinsurance pool had results outside the normal range for one of the IRIS ratios, due to reserve strengthening actions that occurred in 2004 and the combining of the two pools that occurred in 2005. In addition, Discover Reinsurance Company had results outside the normal range for three of the IRIS ratios, due to reserve strengthening actions in 2005 and 2004.

Management does not anticipate regulatory action as a result of the 2006 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future. No state insurance department has taken any regulatory action with respect to the IRIS ratios of any of STA’s insurance subsidiaries for the year ended December 31, 2005.

Risk-Based Capital (RBC) Requirements

The NAIC has an RBC requirement for most property and casualty insurance companies. The RBC requirement determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. Under laws adopted by individual states, insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2006, all of STA’s insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

Investment Regulation

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

International Regulation

STA’s insurance underwriting subsidiary based in the United Kingdom, St. Paul Travelers Insurance Company Limited, is regulated by the Financial Services Authority (FSA). The FSA’s principal objectives are to maintain market confidence, promote public understanding of the financial system, protect consumers, and to fight financial crime. STA’s Lloyd’s syndicates are also regulated by the FSA, which has delegated certain regulatory responsibilities to the Council of Lloyd’s. Through Lloyd’s, STA is licensed to write business in over 70 countries throughout the world by virtue of Lloyd’s international licenses. In each such country STA is subject to the laws and insurance regulation of that country. In Canada, the conduct of STA’s insurance business is regulated under provisions of the Insurance Companies Act, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force. In Australia, STA’s branch in runoff is regulated by the Australian Prudential Regulation Authority.

OTHER INFORMATION

Customer Concentration

In the opinion of the Company’s management, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company’s consolidated revenues.

Employees

At December 31, 2006, the Company had approximately 32,800 employees. The Company believes that its employee relations are satisfactory. None of the Company’s employees are subject to collective bargaining agreements.

Sources of Liquidity

For a discussion of the Company’s sources of funds and maturities of the long-term debt of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and note 7 of notes to the Company’s consolidated financial statements.

Taxation

For a discussion of tax matters affecting the Company and its operations, see note 10 of notes to the Company’s consolidated financial statements.

Financial Information about Reportable Business Segments

For financial information regarding reportable business segments of the Company, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and note 2 of notes to the Company’s consolidated financial statements.

Recent Transactions

For information regarding recent transactions of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On February 13, 2007, STA announced that it had signed a definitive agreement with Citigroup, Inc. to reacquire the red umbrella trademark, a familiar symbol that had represented Travelers and insurance protection for many years. STA expects to allocate the purchase price principally to the umbrella trademark, which will be owned by the Company. After the closing of the transaction, STA intends to change its name to The Travelers Companies, Inc. and will begin trading on the New York Stock Exchange under the new stock symbol “TRV.” The transaction is expected to be completed during the first quarter of 2007.

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
Average value method

An actuarial method used to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

The basic premise of the method is that average claim values are stable and predictable over time for a particular cohort of claims. The method is utilized most often where ultimate claim counts are known or reliably estimable fairly early after the start of an accident year and average values are expected to be fairly predictable from one year to the next.

Ultimate losses under the method equal the known or estimated ultimate claim counts times the estimated average value. Estimated ultimate claim counts are frequently based on a claim count development method, essentially the same as the paid and case incurred development methods mentioned elsewhere in this glossary but using claim count rather than claim dollar data. The average values can be based on historical trends from past closed claims, or backed into from estimated ultimate losses divided by estimated ultimate claim counts, or some other approach. When the average values are calculated from ultimate loss estimates, the resulting estimated averages may be supplemented with other data/analyses.

Bornheutter-Ferguson method

An actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the outstanding losses.

The basic premise of the method is that the historical ratio of additional claim activity to earned premium for a given product line component/age-to-age period is stable and predictable. It implicitly assumes that the actual activity to-date for past periods for that cohort is not a credible predictor of future activity for that cohort, or at least is not credible enough to override the “a priori” assumption as to future activity. It may be applied to either paid or case incurred claim data. It is used most often where the claim data is sparse and/or volatile and for relatively young cohorts with low volumes and/or data credibility.

To illustrate, the method may assume that the ratio of additional paid losses from the 12 to 24 month period for an accident year is 10% of the original “a priori” expected losses for that accident year. The original “a priori” expected losses are typically based on the original loss ratio assumption for that accident year, with subsequent adjustment as facts develop.

The ultimate losses equal actual activity to-date plus the expected values for future periods.

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

Captive	A closely-held insurance company whose primary purpose is to provide insurance coverage to the company’s owners or their affiliates.
Case incurred loss development method

An actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

The approach is the same as that described in this glossary under the “paid loss development method,” but based on the growth in cumulative case incurred losses (i.e., the sum of claim-adjustor incurred estimates for claims in the cohort) rather than paid losses. The basic premise of the method is that cumulative case incurred losses for a given cohort of claims will grow in a stable, predictable pattern from year-to-year, based on the age of the cohort.

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
Cohort

A group of items or individuals that share a particular statistical or demographic characteristic. For example, all claims for a given product in a given market for a given accident year would represent a cohort of claims

Combined ratio

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
Deferred acquisition costs

Primarily commissions and premium-related taxes that vary with and are primarily related to the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Deficiency

With regard to reserves for a given liability, a deficiency exists when it is estimated or determined that the reserves are insufficient to pay the ultimate settlement value of the related liabilities. Where the deficiency is the result of an estimate, the estimated amount of deficiency (or even the finding of whether or not a deficiency exists) may change as new information becomes available.

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

Ground-up method

A method to estimate ultimate claim costs for a given cohort of claims such as an accident year/product line component. It involves analyzing the exposure at an individual insured level and then through the use of deterministic or stochastic scenarios and/or simulations, estimating the ultimate losses for those insureds. The total losses for the cohort are then the sum of the losses for each individual insured.

In practice, the method is sometimes simplified by performing the individual insured analysis only for the larger insureds, with the costs for the smaller insureds estimated via sampling approaches (extrapolated to the rest of the smaller insured population) or aggregate approaches (using assumptions consistent with the ground-up larger insured analysis).

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
National Association of Insurance Commissioners (NAIC)

An organization of the insurance commissioners or directors of all 50 states, the District of Columbia and the five U.S. territories organized to promote consistency of regulatory practice and statutory accounting standards throughout the United States.

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

Paid loss development method

An actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

The basic premise of the method is that cumulative paid losses for a given cohort of claims will grow in a stable, predictable pattern from year-to-year, based on the age of the cohort. These age-to-age growth factors are sometimes called “link ratios.”

For example, if cumulative paid losses for a product line XYZ for accident year 2004 were $100 as of December 31, 2004 (12 months after the start of that accident year), then grew to $120 as of December 31, 2005 (24 months after the start), the link ratio for that accident year from 12 to 24 months would be 1.20. If the link ratio for other recent accident years from 12 to 24 months for that product line were also at or around 1.20, then the method would assume a similar result for the most recent accident year, i.e., that it too would have its cumulative paid losses grow 120% from the 12 month to 24 month valuation.

This is repeated for each age-to-age period into the future until the age-to-age link ratios for future periods are assumed to be 1.0 (i.e., the age at which cumulative losses are assumed to have stopped growing).

A given accident year’s cumulative losses are then projected to ultimate by multiplying current cumulative losses by successive age-to-age link ratios up to that future age where growth is expected to end. For example, if growth is expected to end at 60 months, then the ultimate indication for an accident year with cumulative losses at 12 months equals those losses times a 12 to 24 month link ratio, times a 24 to 36 month link ratio, times a 36 to 48 month link ratio, times a 48 to 60 month link ratio.

Advanced applications of the method include adjustments for changing conditions during the historical period and anticipated changes in the future.

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
Redundancy

With regard to reserves for a given liability, a redundancy exists when it is estimated or determined that the reserves are greater than what will be needed to pay the ultimate settlement value of the related liabilities. Where the redundancy is the result of an estimate, the estimated amount of redundancy (or even the finding of whether or not a redundancy exists) may change as new information becomes available.

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
Reported claim development method

An actuarial method to estimate ultimate claim counts for a given cohort of claims such as an accident year/product line component. If the reported-to-date counts are then subtracted from the estimated ultimate counts, the result is an indication of the IBNR counts.

The approach is the same as that described in this glossary under the “paid loss development method”, but based on the growth in cumulative claim counts rather than paid losses. The basic premise of the method is that cumulative claim counts for a given cohort of claims will grow in a stable, predictable pattern from year-to-year, based on the age of the cohort.

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

Retention ratio	Current period renewal premiums, accounts or policies as a percentage of total premiums, accounts or policies available for renewal.
Retrospective premiums	Premiums related to retrospectively rated policies.

Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.
Return on equity	The ratio of net income to average equity.
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
S-curve method

A mathematical function which depicts an initial slow change, followed by a rapid change and then ending in a slow change again. This results in an “S” shaped line when depicted graphically. The actuarial application of these curves fit the reported data to-date for a particular cohort of claims to an S-curve to project future activity for that cohort.

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

Underwriting

The insurer’s or reinsurer’s process of reviewing applications for insurance coverage, and the decision as to whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of that coverage.

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

Catastrophe losses could materially reduce our profitability and adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.   Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or a consequence of war or political instability. The geographic distribution of our business subjects us to catastrophe exposure from hurricanes in the Northeast, Florida, Gulf Coast and Mid-Atlantic regions, as well as catastrophe exposure from earthquakes in California and the New Madrid and Pacific Northwest regions. The incidence and severity of catastrophes are inherently unpredictable. Over the last several years, changing climate conditions have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. It is possible that both the frequency and severity of natural and man-made catastrophic events will increase. In particular, we expect that the trend of increased severity and frequency of storms experienced in 2005 and 2004, although not evident in 2006, may continue in the foreseeable future.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. States have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Also, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to raise pricing, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and/or social responsibilities. We also may choose to write business we might not otherwise write for strategic purposes, such as improving our access to other underwriting opportunities.

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

Catastrophe losses could materially and adversely affect our results of operations for any fiscal quarter or year and may materially harm our financial condition, which in turn could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, rating agencies may further increase their capital requirements, which may require us to raise capital to maintain our ratings or adversely affect our ratings. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance.

For our exposure to catastrophe losses from acts of terrorism, we have limited terrorism coverage in our reinsurance program, and although the Terrorism Risk Insurance Extension Act of 2005 provides benefits in the event of certain acts of terrorism, it may not be extended beyond 2007 or its benefits may be reduced. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial condition and/or liquidity in future periods, particularly if the Terrorism Act is not extended.

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

We continually refine our loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Informed judgment is applied throughout the process, including the application, on a consistent basis over time, of various individual experiences and expertise to multiple sets of data and analyses.  Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus.  Hence, such experts may at times produce estimates materially different from each other.  Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other Company management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of loss reserves.

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

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations or financial condition in future periods.

For a discussion of claims and claim adjustment expense reserves by product line, including examples of common factors that can affect required reserves, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Claims and Claim Adjustment Expense Reserves.”

Our business could be harmed because of our potential exposure to asbestos and environmental claims and related litigation.

Asbestos Claims.   We believe that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While we have experienced a decrease in asbestos claims over the past two years, we continue to receive a significant number of asbestos claims from our policyholders (which includes others seeking coverage under a policy), including claims against our policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants, the focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including us. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation have their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by us. In addition, our asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.

We continue to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. (See “Item 3—Legal Proceedings”). In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in policyholders’ favor and our other defenses are not successful, our coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, although we have seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

Many coverage disputes with policyholders are only resolved through settlement agreements. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt policyholders may include extensive releases which are favorable to us but which could result in settlements for larger amounts than originally anticipated. There also may be instances where a court may not approve a proposed settlement, which may result in additional litigation and potentially less beneficial outcomes for us. As in the past, we will continue to pursue settlement opportunities.

In addition, proceedings have been launched directly against insurers, including us, challenging insurers’ conduct in respect of asbestos claims, and claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. Other direct actions against insurers, including us, could be filed in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

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

Asbestos and Environmental Claims.   As a result of the processes and procedures described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” management believes that the reserves carried for asbestos and environmental claims at December 31, 2006 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies we have issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these claims, the number and outcome of direct actions against us and future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims. In addition, our asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants, although we have noted a recent decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual review of asbestos policyholders, we continue to study the implications of these and other developments. We completed our most recent annual review during the third quarter of 2006. See the “Asbestos Claims and Litigation” and “Environmental Claims and Litigation” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 3—Legal Proceedings.”

A portion of our loss reserves are for asbestos and environmental claims and related litigation which aggregated $4.47 billion at December 31, 2006. While the ongoing study of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of our management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to our operating results in future periods. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Claims and Litigation.”

We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances.   In addition to asbestos and environmental pollution, we face exposure to other types of mass tort claims, including claims related to exposure to potentially harmful products or substances, including lead paint, silica and welding rod fumes. Establishing claim and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including expanded theories of liability, disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, impede our ability to estimate our ultimate liability for such claims.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations in future periods.

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

•       increases in the number and size of claims related to expenses for testing and remediation of mold conditions; and

•       claims from directors’ and officers’ insurance relating to possible accounting irregularities, corporate governance issues and stock option “backdating,” “spring-loading” and other option grant practices.

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business and materially adversely affect our results of operations in future periods.

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

The insurance industry is the subject of a number of investigations by state and federal authorities in the United States. We cannot predict the outcome of these investigations or the impact on our business or financial results.   As part of ongoing, industry-wide investigations, we and our affiliates have received subpoenas and written requests for information from government agencies and authorities, including from the Attorneys General of numerous states, various states’ insurance and business regulators and the Securities and Exchange Commission. The areas of pending inquiry addressed to us include our relationship with brokers and agents and our involvement with “non-traditional” insurance and reinsurance products. We and our affiliates may receive additional subpoenas and requests for information with respect to these or other areas from government agencies or authorities. We are cooperating with these subpoenas and requests for information. For further information, see “Item 3—Legal Proceedings”.

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

Our businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth.   We are extensively regulated and supervised in the jurisdictions in which we conduct business, including licensing and supervision by government regulatory agencies in such jurisdictions. This regulatory system is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. This regulatory system also addresses authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks. We cannot predict with certainty the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business. Insurance laws or regulations that are adopted or amended may be more restrictive than current requirements or may result in higher costs.

Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation (e.g. the repeal of the McCarran-Ferguson Act) and federal taxation, can significantly harm the insurance industry, including us.

A downgrade in our claims-paying and financial strength ratings could significantly reduce our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs.   Claims-paying and financial strength ratings have become increasingly important to an insurer’s competitive position. Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future. A downgrade in one or more of our ratings could negatively impact our business volumes, because demand for certain of our products in certain markets may be reduced or our ratings could fall below minimum levels required to maintain existing business. Additionally, we may find it more difficult to access the capital markets and higher borrowing costs may be incurred. If our capital position were to deteriorate or one or more rating agencies were to substantially increase their capital requirements, we may need to raise equity capital in the future in order to maintain our ratings or limit the extent of a downgrade. For example, the frequency or severity of weather-related catastrophes in the last two years may lead rating agencies to substantially increase their capital requirements. The ratings are not in any way a measure of protection offered to investors in our securities and should not be relied upon with respect to making an investment in our securities. For further discussion about our ratings, see, “Item 1—Business—Ratings”.

Our investment portfolio may suffer reduced returns or losses which could reduce our profitability.   Investment returns are an important part of our overall profitability. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability.

Fluctuations in interest rates affect our returns on, and the market value of, fixed income and short-term investments, which comprised approximately 94% of the market value of our investment portfolio as of December 31, 2006. In addition, defaults by third parties, primarily from investments in liquid corporate and municipal bonds, who fail to pay or perform on their obligations could reduce our net investment income and net realized investment gains or result in investment losses.

We invest a portion of our assets in equity and real estate related investments, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the value of our equity and real estate related investments and the realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, may incur losses on sales of our investments and may be required to write down the value of our investments, which would adversely affect our profitability.

The intense competition that we face could harm our ability to maintain or increase our profitability and premium volume.   The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive in the foreseeable future. We compete with both domestic and foreign insurers, some of which have greater financial resources than we do. In addition, several property and casualty insurers writing commercial lines of business now offer products for alternative forms of risk protection, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups. Continued growth in alternative forms of risk protection could reduce our premium volume. Following the terrorist attack on September 11, 2001 and again following the hurricane activity in 2004 and 2005, a number of new insurers and reinsurers were formed to compete in the industry, and a number of existing market participants have raised new capital which may enhance their ability to compete.

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

We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to write new business at adequate rates, our results of operations will be adversely affected. See “Item 1—Business—Competition.”

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

We and our insurance subsidiaries are subject to regulation by some states as an insurance holding company system. This regulation generally provides that transactions among companies within the holding company system must be fair and reasonable. Transfers of assets among affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may require prior notice to, or prior approval by, state regulatory authorities. Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. The ability of our insurance subsidiaries to pay dividends to us also is restricted by regulations that set standards of solvency that must be met and maintained, the nature of and limitation on investments, the nature of and limitations on dividends to policyholders and shareholders, the nature and extent of required participation in insurance guaranty funds and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in workers’ compensation insurance lines. The inability of our insurance subsidiaries to pay dividends to us in an amount sufficient to meet our debt service obligations and other cash requirements could harm our ability to meet our obligations and to pay future dividends.

Assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements may reduce our profitability.   Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. Guaranty fund assessments have leveled off in the recent year and, in certain states, have begun to decrease. These assessments may, however, increase in the future if additional insolvencies occur. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury which are funded by either assessments based on paid losses or premium surcharge mechanisms. In addition, as a condition to the ability to conduct business in various states, our insurance subsidiaries must participate in mandatory property and casualty shared-market mechanisms or pooling arrangements, which provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these assessments and mandatory shared-market mechanisms or changes in them could adversely affect profitability or limit our ability to grow our business.

Loss or significant restriction of the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce our future profitability.   In Personal Insurance, we use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly and are calling for the prohibition or restriction on the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail the use of credit scoring, if enacted in a large number of states, could adversely affect our future profitability.

Disruptions to our relationships with our distributors, independent agents and brokers could adversely affect us.   We market our insurance products primarily through independent agents and brokers. An important part of our business is written through fewer than a dozen such intermediaries. Loss of all or a substantial portion of the business provided through such agents and brokers could adversely affect our future business volume and profitability.

We discontinued paying contingent commissions on excess casualty and umbrella business effective September 30, 2006. In addition, we discontinued paying contingent commissions for homeowners multi-peril, private passenger automobile physical damage, private passenger automobile no-fault, other private passenger automobile liability, boiler and machinery and financial guaranty insurance lines effective January 1, 2007. We have developed alternative compensation arrangements for these lines of business that compensate our brokers and agents in a manner that differentiates for business performance and is consistent with all applicable laws. Should these alternative compensation arrangements not be accepted in the marketplace, the resulting loss of business could adversely affect our future business volume and profitability.

We increasingly rely on internet applications for the marketing and sale of certain of its products through independent agents and brokers. In addition, in some instances, those agents and brokers are required to access separate business platforms to execute the sale of our respective personal insurance or commercial insurance products. Should internet disruptions occur, or frustration with our business platforms develop among our independent agents and brokers, the loss of business could adversely affect our future business volume and profitability.

If we experience difficulties with outsourcing relationships, technology and/or data security our ability to conduct our business might be negatively impacted.   We outsource certain technology functions to third parties and may do so increasingly in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour call centers, processing new and renewal business, and processing and paying claims. A shut-down of, or inability to, access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks and expanding regulatory requirements could expose us to data loss, damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

Item 1B.               UNRESOLVED STAFF COMMENTS

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at December 31, 2006, 2005 and 2004 would not be material.

Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC. The Company is cooperating with the Division’s requests for information.

Item 2.                        PROPERTIES

The Company owns its corporate headquarters buildings located at 385 Washington Street and 130 West Sixth Street, St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space.

The Company also owns six buildings in Hartford, Connecticut. The Company currently occupies approximately 1.8 million square feet of office space in these buildings. The Company also owns other real property, which includes office buildings in Denver, Colorado, Fall River, Massachusetts and Irving, Texas, and a data center located in Norcross, Georgia. In January 2007, the Company acquired a building and adjacent land in Windsor, Connecticut. The Company leases 196 field and claim offices totaling approximately 5.1 million square feet throughout the United States under leases or subleases with third parties.

The Company owns a building in London, England, which houses a portion of its operations in the United Kingdom.

The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 15% of the carrying value of the property portfolio at December 31, 2006.

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

Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit and TPC filed a cross-appeal. Two appellants voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed. Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal. On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order. The three remaining principal appeals have been consolidated for disposition and remain pending. It is not possible to predict how the appellate court will rule on the pending appeals. The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

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

Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota. Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed. On July 11, 2005, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products. On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim. Oral argument on the Company’s motion to dismiss was presented on June 15, 2006. By order dated September 25, 2006, the Court denied the Company’s motion to dismiss. Discovery has commenced. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. That motion remains pending. In the third action, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004). The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock. On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint. On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004). The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed. The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above. On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion. On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company. The settlement remains subject to court approval.

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

Other Proceedings

From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraphs.

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

On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and denied a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf. On December 22, 2006, Gulf and XL entered into a final settlement agreement which resolves all claims between Gulf and XL under the reinsurance agreements at issue in the litigation. Fact and expert discovery are complete with respect to the remaining parties: Transatlantic, Odyssey and Gerling. Gulf, Transatlantic and Gerling have filed motions for partial summary judgment. The Court has not yet set a trial date. Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the United States District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., C.A. No. 06-1672, 06-1673 and 06-1674, Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al. C.A. No. 05-6323; and Xavier University of Louisiana v. Travelers Property Ca. Co. of America, C.A. No. 06-516. Chehardy and Vanderbrook are proposed class actions in which the Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds. The losses involved in all of these suits allegedly were caused by the failure of the New Orleans levees. On November 27, 2006, the Court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases. The Court’s ruling does not determine that any additional amounts are owed under any of the Company’s policies or otherwise reach the merits of the policyholders’ claims. The Company disagrees with the ruling and, along with certain other insurers named in the consolidated lawsuits, filed a motion with the United States Court of Appeals for the Fifth Circuit, seeking to have the Court of Appeals accept an immediate appeal from the District Court’s ruling. On February 1, 2007, the Fifth Circuit accepted the appeal.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities. The areas of pending inquiry addressed to the Company include its relationship with brokers and agents, and the Company’s involvement with “non-traditional insurance and reinsurance products.” The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or both of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxvix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; (xxxiv) the United States Internal Revenue Service, Department of the Treasury; and (xxxv) the United States Securities and Exchange Commission. The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

Except as settled as previously disclosed, the industry-wide investigations described above are ongoing, as are the Company’s efforts to cooperate with the authorities, and the various authorities could ask that additional work be performed or reach conclusions different from the Company’s. Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Four putative class action lawsuits are pending against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. The complaints are captioned: Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005). To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state common law and the laws of the various states prohibiting antitrust violations. Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim. Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006. On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims. On November 30, 2006, defendants renewed their motions to dismiss. On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company. The renewed motion to dismiss and class certification motion remain pending. Also, additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at December 31, 2006, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company is cooperating with the Division’s requests for information.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Company’s executive officers is incorporated by reference from Part III, Item 10 of this Report.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange, where it is assigned the symbol “STA.” The number of holders of record, including individual owners, of the Company’s common stock was 89,234 as of February 15, 2007. This is not the actual number of beneficial owners of the Company’s common stock, as shares are held in “street name” by brokers and others on behalf of individual owners. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of the Company’s common stock for each quarter during the last two fiscal years.

	High	Low	Cash Dividend Declared
2006
First Quarter	$47.65	$40.75	$0.23
Second Quarter	45.86	41.02	0.26
Third Quarter	47.39	42.62	0.26
Fourth Quarter	54.23	46.43	0.26
2005
First Quarter	$39.40	$35.89	$0.22
Second Quarter	39.87	33.71	0.23
Third Quarter	45.14	39.60	0.23
Fourth Quarter	46.70	41.37	0.23

The Company paid cash dividends per share of $1.01 in 2006 and $0.91 in 2005. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, including dividend restrictions included in certain long-term loan or credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph shows a five-year comparison of the cumulative total return for the Company’s common stock and the common stock of companies included in the S&P 500 Index and the S&P Property & Casualty Index, which the Company believes is the most appropriate comparative index.

(1)          Assumes $100 invested in common shares of The St. Paul Companies, Inc. on December 31, 2001. The performance reflected is that of The St. Paul Companies, Inc. only until the date of the merger (April 1, 2004), and is that of The St. Paul Travelers Companies, Inc. thereafter.

(2)          Companies in the S&P Property-Casualty Index as of December 31, 2006 were the following: The St. Paul Travelers Companies, Inc., ACE Ltd., AMBAC Financial Group, Inc., Safeco Corporation, The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, MBIA, Inc. and XL Capital, Ltd.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Oct. 1, 2006	Oct. 31, 2006	1,192,313	$50.55	987,400	$1,578,980,445
Nov. 1, 2006	Nov. 30, 2006	10,703,006	51.93	10,358,536	1,040,954,588
Dec. 1, 2006	Dec. 31, 2006	3,135,134	52.73	3,073,625	878,945,168
Total		15,030,453	$51.99	14,419,561	$878,945,168

The Company repurchased 610,892 shares that were not part of the publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised. The Company’s $2 billion share repurchase program (the program), which has no expiration date, was approved and announced by the Company’s Board of Directors on May 2, 2006. During 2006, the Company repurchased a total of 22.8 million shares for a total cost of $1.12 billion under the program, and had $879 million of remaining capacity under the program at December 31, 2006. In January 2007, the Company’s board of directors authorized a $3 billion increase to the program.

Item 6.                        SELECTED FINANCIAL DATA

All data in the following table for 2002 and 2003 represent historical data for TPC. For accounting purposes, the merger of SPC and TPC was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Historical results are not necessarily indicative of results to be expected in the future.

	At and for the year ended December 31,(1)
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Total revenues	$25,090	$24,365	$22,544	$15,139	$14,270
Income from continuing operations before cumulative effect of change in accounting principles	$4,208	$2,061	$867	$1,696	$216
Cumulative effect of change in accounting principles, net of tax(2)	—	—	—	—	(243)
Income (loss) from discontinued operations	—	(439)	88	—	—
Net income (loss)	$4,208	$1,622	$955	$1,696	$(27)
Total investments	$72,268	$68,287	$64,368	$38,653	$38,425
Total assets	113,761	113,187	111,246	64,872	64,138
Claims and claim adjustment expense reserves	59,288	61,090	59,070	34,573	33,736
Total debt	5,760	5,850	6,313	2,675	2,544
Total liabilities	88,626	90,884	90,045	52,885	53,100
Company-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	—	—	—	—	900
Total shareholders’ equity	25,135	22,303	21,201	11,987	10,137
Basic earnings (loss) per share:(3)
Income from continuing operations before cumulative effect of change in accounting principles	$6.12	$3.04	$1.42	$3.91	$0.52
Cumulative effect of change in accounting principles, net of tax	—	—	—	—	(0.59)
Income (loss) from discontinued operations(4)	—	(0.65)	0.14	—	—
Net income (loss)	6.12	2.39	1.56	3.91	(0.07)
Diluted earnings (loss) per share:(3)
Income from continuing operations before cumulative effect of change in accounting principles	$5.91	$2.95	$1.40	$3.80	$0.52
Cumulative effect of change in accounting principles, net of tax	—	—	—	—	(0.59)
Income (loss) from discontinued operations(4)	—	(0.62)	0.13	—	—
Net income (loss)	5.91	2.33	1.53	3.80	(0.07)
Year-end common shares outstanding(3)(5)	678.3	693.4	670.3	435.8	435.1
Per common share data:
Cash dividends(3)(6)	$1.01	$0.91	$1.16	$0.65	$12.07
Book value(3)	$36.86	$31.94	$31.35	$27.51	$23.30

(1)           On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC and SPC changed its name to The St. Paul Travelers Companies, Inc.

(2)           Cumulative effect of change in accounting principles, net of tax consisted of a loss of $243 million as a result of a change in accounting for goodwill and other intangible assets.

(3)           Earnings per share, year-end common shares outstanding, cash dividends per share and book value per share were restated for the years prior to 2004 to reflect the impact of the merger with SPC.

(4)           In August 2005, the Company completed its divestiture of Nuveen Investments, Inc., its asset management subsidiary acquired in the merger. Accordingly, the Company’s share of Nuveen Investments’ results prior to divestiture was classified as discontinued operations, along with the net after-tax loss on disposal. Prior period results were reclassified to be consistent with the 2005 presentation.

(5)           In March 2002, TPC issued common stock through its Initial Public Offering (IPO). TPC issued 231 million shares of its class A common stock, representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. beneficially owned all of the 500 million shares of TPC’s outstanding class B common stock, each share of which was entitled to seven votes, and 269 million shares of TPC’s class A common stock, each share of which was entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution was tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continued to hold of TPC following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution. After the merger, this undertaking also applied to shares of Company common stock. At December 31, 2006, Citigroup held for its own account none of the Company’s outstanding common stock.

(6)           Dividends per common share reflect the recapitalization effected as part of TPC’s corporate reorganization in 2002. During 2002, TPC paid dividends of $5.10 billion in the form of a note payable and $158 million in cash to Citigroup, its then sole shareholder.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities, and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s. Accordingly, all financial information presented herein for the twelve months ended December 31, 2006 and 2005 reflects the consolidated accounts of SPC and TPC. The financial information presented herein for the twelve months ended December 31, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004.

EXECUTIVE SUMMARY

2006 Consolidated Results of Operations

•       Income from continuing operations and net income of $4.21 billion, or $6.12 per share basic and $5.91 diluted

•       Net favorable prior year reserve development of $394 million pretax ($255 million after-tax)

•       Net earned premiums of $20.76 billion

•       GAAP combined ratio of 88.1%

•       Pretax net investment income of $3.52 billion ($2.71 billion after-tax)

2006 Consolidated Financial Condition

•       Total assets of $113.76 billion, up $574 million from December 31, 2005

•       Total investments of $72.27 billion, up $3.98 billion from December 31, 2005; fixed maturities and short-term securities comprise 94% of total investments

•       Total debt of $5.76 billion, down $90 million from December 31, 2005

•       Repurchased 22.8 million common shares for total cost of $1.12 billion under share repurchase program

•       Shareholders’ equity of $25.14 billion, up $2.83 billion from December 31, 2005; book value per common share of $36.86, up $4.92 from December 31, 2005

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected International markets.

Consolidated Results of Operations

For the year ended December 31,	2006	2005	2004
Revenues
Premiums	$20,760	$20,341	$19,038
Net investment income	3,517	3,165	2,663
Fee income	591	664	706
Net realized investment gains (losses)	11	17	(39)
Other revenues	211	178	176
Total revenues	25,090	24,365	22,544
Claims and expenses
Claims and claim adjustment expenses	12,244	14,927	15,439
Amortization of deferred acquisition costs	3,339	3,252	2,978
General and administrative expenses	3,458	3,229	2,945
Interest expense	324	286	236
Total claims and expenses	19,365	21,694	21,598
Income from continuing operations before income taxes and minority interest	5,725	2,671	946
Income tax expense	1,517	610	69
Minority interest, net of tax	—	—	10
Income from continuing operations	4,208	2,061	867
Discontinued operations:
Operating income (loss), net of taxes	—	(663)	88
Gain on disposal, net of taxes	—	224	—
Income (loss) from discontinued operations	—	(439)	88
Net income	$4,208	$1,622	$955
Income from continuing operations per share
Basic	$6.12	$3.04	$1.42
Diluted(1)	$5.91	$2.95	$1.40
GAAP combined ratio
Loss and loss adjustment expense ratio	57.5%	71.9%	79.4%
Underwriting expense ratio	30.6	29.4	28.3
GAAP combined ratio	88.1%	101.3%	107.7%

(1)          The weighted average number of common shares used in the diluted earnings per share calculation for the year ended December 31, 2004 excluded the potentially dilutive effect of the Company’s convertible junior subordinated notes because their effect was anti-dilutive.

The Company’s discussions related to all items, other than net income, income from continuing operations, income (loss) from discontinued operations, and segment operating income (loss), are presented on a pretax basis, unless otherwise noted. Throughout the following discussion, the Company references the “impact of the merger” in the context of a comparison between 2005 and 2004, referring to the fact that the Company’s 2005 results reflected a full year of combined post-merger operations, whereas the Company’s 2004 results reflected combined post-merger operations for the nine months subsequent to the April 1, 2004 merger date, plus the results of TPC only for the three months ended March 31, 2004.

Overview

Income from continuing operations in 2006 totaled $4.21 billion, or $5.91 per share diluted, compared with 2005 income from continuing operations of $2.06 billion, or $2.95 per share diluted. The $2.15 billion increase in 2006 operating results reflected a significant decline in catastrophe losses, net favorable prior year reserve development, strong growth in investment income and higher business volume. These factors were partially offset by an increase in general and administrative expenses and a decline in fee income. Catastrophe losses in 2006 totaled $103 million, primarily resulting from several wind, rain, hail and snow storms in the United States, whereas results in 2005 included $2.19 billion of catastrophe costs, primarily resulting from Hurricanes Katrina, Rita and Wilma. Net favorable prior year reserve development of $394 million in 2006 primarily resulted from better than expected personal auto bodily injury loss experience and a decline in the frequency of non-catastrophe related losses in the Homeowners and Other line of business in the Personal Insurance segment, favorable development on 2005 catastrophe losses in Personal Insurance and continued improvement in liability and property lines of business in the Business Insurance segment. This favorable development was partially offset by unfavorable prior year reserve development primarily related to increases in reserves for asbestos, environmental and certain assumed reinsurance business, all in the Business Insurance segment. Net unfavorable prior year reserve development in 2005 of $325 million was driven by a charge to strengthen asbestos reserves, which was partially offset by other non-asbestos related net favorable prior year reserve development in all three business segments.

Income from continuing operations in 2005 totaled $2.06 billion, or $2.95 per share diluted, compared with income from continuing operations of $867 million, or $1.40 per share diluted, in 2004. The increase in income in 2005 reflected the impact of the merger, improved non-catastrophe related current year loss experience in the Company’s three reportable business segments, a decline in net unfavorable prior year reserve development and strong growth in net investment income. These factors more than offset a significant increase in the cost of catastrophes, which totaled $2.19 billion in 2005, compared with $772 million in 2004. The catastrophe losses in 2004 were primarily the result of four hurricanes that struck the southeastern United States in the third quarter. Net unfavorable prior year reserve development in 2005 totaled $325 million, compared with net unfavorable prior year reserve development of $2.39 billion in 2004. The net unfavorable prior year reserve development in 2004 was concentrated in the Business Insurance and Financial, Professional & International Insurance segments. Net unfavorable reserve development in the Business Insurance and Financial, Professional & International Insurance segments in 2004 more than offset additional income resulting from the merger and strong operating income generated by the Company’s Personal Insurance segment.

In 2005, the Company sold its equity interest in Nuveen Investments, which constituted its Asset Management segment. The Company recorded a net loss from discontinued operations of $439 million, consisting primarily of $710 million of tax expense which resulted from the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the $224 million after-tax gain on the divestiture and the Company’s share of Nuveen Investments’ net income for 2005. Income from discontinued operations of $88 million in 2004 represented the Company’s share of Nuveen Investments’ net income for the year.

Revenues

Earned Premiums

Earned premiums in 2006 totaled $20.76 billion, an increase of $419 million, or 2%, over the 2005 total of $20.34 billion. Earned premiums in 2006 were negatively impacted by an increase in property catastrophe reinsurance costs. Earned premiums in 2005 were reduced by $121 million of reinstatement premiums, which represent additional premiums payable to reinsurers to maintain coverage limits for certain excess-of-loss reinsurance treaties. In the Personal Insurance segment, earned premium growth of 9% in 2006 reflected strong new business volume and continued renewal price increases. In the Business Insurance segment, earned premiums in 2006 declined 2% from the comparable 2005 total, primarily reflecting the impact of business in runoff and the sale of the Personal Catastrophe Risk operation in November 2005. Earned premiums in the Financial, Professional & International Insurance segment in

2006 increased 4% over 2005, primarily reflecting growth in Bond & Financial Products and the absence of catastrophe-related reinstatement premiums.

The $1.30 billion increase in earned premiums in 2005 over 2004 primarily reflected the impact of the merger, which was partially offset by a significant decline in earned premiums in the Business Insurance segment’s runoff operations and a decline in certain of Business Insurance’s ongoing operations due to a lower level of net written premium volume in the last half of 2004 and first half of 2005. Earned premiums in 2005 were reduced by the $121 million of reinstatement premiums related to catastrophe losses. Earned premiums in 2004 were reduced by $76 million of reinstatement premiums primarily related to reserve charges recorded in the surety operation. Partially offsetting these factors were the impacts of new business growth and increased retention in many of the Company’s insurance operations in 2005.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the year ended December 31, in millions)	2006	2005	2004
Average investments(a)	$71,252	$66,695	$55,139
Pretax net investment income	3,517	3,165	2,663
After-tax net investment income	2,712	2,438	2,020
Average pretax yield(b)	4.9%	4.7%	4.8%
Average after-tax yield(b)	3.8%	3.7%	3.7%

(a)           Adjusted for the impact of unrealized investment gains and losses, receivables for investment sales and payables on investment purchases. Reduced for payables for securities lending in 2004. (There were no such payables at December 31, 2006 or 2005).

(b)          Excluding net realized and unrealized investment gains and losses.

Net investment income totaled $3.52 billion in 2006, an increase of $352 million, or 11%, over 2005 net investment income of $3.17 billion. The increase in 2006 was primarily the result of higher yields on short-term and long-term taxable securities, continued growth in the Company’s fixed maturity portfolio resulting from strong cash flows from operating activities and a decline in investment expenses. Also contributing to investment income growth in 2006 was the full-year impact of investment returns from the investment of $2.40 billion in proceeds from the divestiture of the Company’s equity interest in Nuveen Investments during 2005. The Company’s real estate joint venture investments, which are included in other investments, also produced strong levels of net investment income in 2006. The amortized cost of the fixed maturity portfolio at December 31, 2006 totaled $62.24 billion, $3.63 billion higher than year-end 2005. The average pretax investment yield was 4.9% in 2006 compared with 4.7% in 2005. The increase primarily reflected higher yields on taxable investments purchased in 2006 and the strong returns generated by the real estate joint venture investments.

Net investment income of $3.17 billion in 2005 grew $502 million, or 19%, over 2004, reflecting the impact of the merger, as well as an increase in invested assets over the prior twelve months, higher short-term interest rates and a decline in investment expenses. The increase in invested assets in 2005 was driven by strong cash flows from operating activities and the investment of the $2.40 billion in proceeds from the divestiture of the Company’s equity interest in Nuveen Investments. The average pretax investment yield in 2005 of 4.7% declined slightly from 4.8% in 2004, due to the maturity of higher yielding bonds and a higher proportion of tax-exempt investments. Net investment income in 2004 included $111 million from the initial public offering of one investment.

The Company allocates invested assets and the related net investment income to its reportable business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields. The investment yield for capital reflects the average yield on the total investment portfolio. It is the application of the yields to the segments’ investable funds and capital that determines the respective business segment’s share of actual net investment income.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business. The declines in fee income in 2006 and 2005 compared with the respective prior years is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

Net pretax realized investment gains in 2006 totaled $11 million, compared with net pretax realized investment gains of $17 million in 2005. The 2006 total included $49 million of net realized investment gains (net of impairment losses of $33 million) generated by the venture capital portfolio and $30 million of net realized investment gains related to U.S. Treasury futures contracts (which require a daily mark-to-market settlement and are used to shorten the duration of the Company’s fixed maturity investment portfolio). These gains were substantially offset by $33 million of net realized investment losses from the fixed maturity portfolio (including $7 million of impairment losses) and $22 million of net realized investment losses related to the Company’s holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. In addition, the Company incurred net realized losses of $11 million related to the divestiture of two small subsidiaries.

Net pretax realized investment gains in 2005 were primarily generated from sales of venture capital investments and equity securities. In addition, the Company realized a pretax gain of $21 million from the sale of its Personal Catastrophe Risk operation and $13 million of pretax net gains related to U.S. Treasury futures contracts. Net realized investment gains in 2005 were reduced by $109 million of impairment losses, which were concentrated in the venture capital portfolio as described in more detail later in this discussion. The Company’s net pretax realized investment losses of $39 million in 2004 included impairment charges totaling $80 million. Net pretax realized investment gains (losses) in 2004 also included net losses of $44 million related to U.S. Treasury futures contracts.

Further information regarding the nature of impairment charges in each year is included in the “Investment Portfolio Management” section later in this discussion.

Other Revenues

Other revenues in all periods presented primarily consist of premium installment charges. In addition, other revenues in 2006 included a $42 million gain on the redemption of the Company’s $593 million, 7.60% subordinated debentures.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Business Insurance	$13,047	$13,453	$13,034
Financial, Professional & International Insurance	3,981	3,809	3,113
Personal Insurance	7,011	6,474	6,111
Total	$24,039	$23,736	$22,258

	Net Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Business Insurance	$11,046	$10,999	$10,374
Financial, Professional & International Insurance	3,393	3,159	2,708
Personal Insurance	6,711	6,228	5,929
Total	$21,150	$20,386	$19,011

Gross and net written premiums in 2006 increased 1% and 4%, respectively, over 2005. The disparity between gross and net written premium growth rates in 2006 was concentrated in the Business Insurance segment and was primarily due to a change in the structure of reinsurance coverage in the Company’s Discover Re subsidiary that resulted in a decline in ceded premiums. Net written premium volume in 2006 was negatively impacted by a higher level of premiums ceded for the cost of property catastrophe reinsurance, whereas net written premiums in 2005 were reduced by $121 million of catastrophe-related reinstatement premiums.

In Business Insurance, net written premium growth in 2006 was driven by strong increases in Target Risk Underwriting, due to significant renewal price increases for Southeastern U.S. catastrophe-prone exposures, and in Industry-Focused Underwriting, due to growth in several industry sectors served by this market. That growth was largely offset by a reduction in premium volume for operations in runoff, primarilty due to the sale of the Personal Catastrophe Risk operation in the fourth quarter of 2005. Business retention rates remained strong throughout the Business Insurance segment in 2006, and new business volume increased. In Financial, Professional & International Insurance, written premium growth in 2006 reflected strong business volume throughout the segment, and the absence of catastrophe-related reinstatement premiums. Net written premium growth in the Personal Insurance segment in 2006 reflected growth in new business volume, renewal price increases and continued strong business retention rates, partially offset by the estimated impact of transitioning to six-month policy terms in the second half of the year for a large portion of the Company’s multivariate pricing Automobile product, and an increase in ceded premiums for catastrophe reinsurance.

Gross and net written premiums in 2005 both increased 7% over 2004, primarily reflecting the impact of the merger. However, gross and net written premium volumes in 2005 were down when compared to 2004 on a pro forma combined basis. The declines were concentrated in the Business Insurance segment, reflecting the planned non-renewal of business in runoff and reduced premium volume in certain ongoing operations due to competitive market conditions. In addition, premium volume in the Business Insurance segment’s Construction operation was lower than in 2004 on a pro forma basis due to the now-completed process of aligning the underwriting profile of the two predecessor companies. Net written premiums in 2005 were reduced by $121 million of catastrophe-related reinstatement premiums, whereas 2004 net written premium volume was reduced by $76 million of reinstatement premiums primarily related to reserving actions in the Financial, Professional & International Insurance segment. Premium volume in the Personal Insurance segment increased over 2004, driven by continued renewal price increases and growth in policies in force in the homeowners line of business. During 2005, the Company experienced strong business retention rates on a company-wide basis, as the Company focused on retaining its existing book of well-priced, profitable business. New business levels in several of the Company’s insurance operations also increased over 2004. Rate increases, however, were generally lower in 2005 compared with 2004, reflecting increased competition and more aggressive pricing in the marketplace. Rates for certain products in selected markets declined from 2004 levels.

In the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased in the Business Insurance and Financial, Professional & International Insurance segments. The changes in structure resulted in an increase in ceded premiums in 2005 when compared with 2004. The Company also made a modest adjustment to 2004 ceded written premiums to report at inception all ceded written premiums for reinsurance agreements that have minimum amounts required to be ceded. Previously, ceded written premiums for certain of these agreements were reported over the life of the contracts. This adjustment affected only the statistical disclosure of net written premiums on a quarter-by-quarter basis; it did not affect net written premium amounts over the lives of the respective agreements, nor did it impact gross written premiums, earned premiums, operating results or capital. The adjustment was made to conform the statistical measurement of production—net written premiums—across the Company’s businesses.

Claims and expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses totaled $12.24 billion in 2006, $2.68 billion less than the 2005 total of $14.93 billion. The 2006 total included $103 million of catastrophe losses and $394 million of net favorable prior year reserve development, whereas the 2005 total included $2.03 billion of catastrophe losses and $325 million of net unfavorable prior year reserve development. Catastrophe losses in 2005 primarily resulted from Hurricanes Katrina, Rita and Wilma. Net favorable prior year reserve development in 2006 was concentrated in the Personal Insurance segment, primarily reflecting better than expected loss experience in the auto bodily injury and non-catastrophe related Homeowners and Other lines of business, and a reduction in loss estimates for the 2005 hurricanes. The Business Insurance segment also experienced net favorable prior year loss experience in its ongoing operations in 2006, primarily in the commercial multi-peril, general liability, property and commercial automobile lines of business. That favorable development was partially offset by increases to asbestos and environmental reserves, which are discussed in more detail in the “Asbestos Claims and Litigation” and “Environmental Claims and Litigation” sections herein. There was also unfavorable prior year reserve development in runoff assumed reinsurance business. In 2005, the net unfavorable prior year reserve development was concentrated in the Business Insurance segment and was primarily driven by an increase to asbestos reserves, which was partially offset by other, non-asbestos related net favorable prior year reserve development in all three business segments.

Claims and claim adjustment expenses of $14.93 billion in 2005 were $512 million lower than the 2004 total of $15.44 billion. The 2005 total included $2.03 billion of catastrophe losses, compared with $761 million of such losses in 2004. The cost of catastrophes is discussed in more detail in the following narrative. The 2005 total also included $325 million of net unfavorable prior year reserve development, as described above, compared with $2.39 billion of net unfavorable prior year reserve development in 2004. Claims and claim adjustment expenses in 2005 also reflected improvement in current accident year non-catastrophe related loss experience as compared with 2004.

The 2004 net unfavorable prior year reserve development of $2.39 billion included a $928 million charge to increase asbestos reserves and a $290 million charge to increase environmental reserves.

In addition, the 2004 total included charges to increase the acquired net construction and surety reserves by $500 million and $300 million, respectively, and a charge of $252 million related to the financial condition of a specific construction contractor. The following discussion provides more information regarding the net unfavorable prior year loss development related to these three items in 2004, as well as other reserving actions.

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

Charge Related to the Financial Condition of a Specific Construction Contractor.   Prior to the merger and beginning in the third quarter of 2003, SPC disclosed that a large construction contractor for which it had written several surety bonds was experiencing financial difficulty. Based upon an analysis of the financial condition of the construction contractor that was performed in the third quarter of 2003, a restructuring plan was adopted by the construction contractor, its banks, and SPC, among others, as a means to minimize estimated losses. SPC monitored the progress of the construction contractor toward meeting the requirements of the restructuring plan throughout subsequent quarters. SPC also estimated and disclosed its estimated ultimate net losses related to this exposure, beginning in the third quarter of 2003 and updated each quarter thereafter, including the effects of advances made or expected to be made to the construction contractor, applicable collateral, co-surety participations and reinsurance. The size and complexity of these particular construction contracts, coupled with the deteriorating credit quality of the construction contractor and the inherent uncertainty as to whether it would meet the obligations of the restructuring plan, resulted in a high degree of judgment in estimating potential losses.

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

Cost of Catastrophes.   In 2006, the cost of catastrophes totaled $103 million (net of reinsurance), all of which was incurred in the Personal Insurance segment and resulted from several wind, rain, hail and snow storms in the United States throughout the year. In 2005, the Company’s cost of catastrophes, net of reinsurance and including reinstatement premiums of $121 million and state assessments of $43 million, totaled $2.19 billion, primarily resulting from Hurricanes Katrina, Rita and Wilma. Reinstatement premiums represent additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess-of-loss reinsurance treaties and are recorded as a reduction of net written and earned premiums. The majority of catastrophe costs in 2005 were incurred in the Business Insurance segment ($1.41 billion) and in the Personal Insurance segment ($593 million) In 2004, the cost of catastrophes, net of reinsurance, totaled $772 million, all of which resulted from four hurricanes—Charley, Frances, Ivan and Jeanne—that also made landfall in the southeastern United States.

General and Administrative Expenses

General and administrative expenses totaled $3.46 billion in 2006, an increase of $229 million, or 7%, over the comparable 2005 total of $3.23 billion. The increase in 2006 was driven by investments made throughout the Company to support business growth and product development, costs related to the Company’s national advertising campaign and legal expenses related to investigations of various business practices by certain governmental agencies (see “Item 3—Legal Proceedings”). These factors were partially offset by the impact of the favorable resolution of certain prior-year state tax matters, certain tax benefits, the absence of catastrophe-related state assessments and lower premium tax-related expenses.

The $284 million increase in general and administrative expenses in 2005 compared with 2004 primarily reflected the impact of the merger. In addition, the 2005 total included $43 million of state assessments related to catastrophe losses, and also reflected investments made for process re-engineering and to support business growth and product development, primarily in the Personal Insurance segment. These factors were partially offset by the benefit of expense efficiencies achieved since the completion of the merger. Included in the 2005 and 2004 totals were $112 million and $92 million, respectively, of amortization expense related to finite-lived intangible assets acquired in the merger, and a benefit of $12 million and $58 million, respectively, associated with the accretion of the fair value adjustment to claims and claim adjustment expenses and reinsurance recoverables. The 2004 total included a $62 million increase in the allowance for uncollectible amounts due from policyholders for loss-sensitive business (primarily high-deductible business). This increase resulted from applying the Company’s credit-based methodology for determining uncollectible amounts to the recoverables acquired in the merger. General and administrative expenses in 2004 also included $29 million of restructuring charges related to the merger.

Other 2004 Claims and Expenses.   Other items increasing the 2004 claims and expenses included $296 million of charges to increase the allowances for estimated uncollectible amounts due from reinsurance recoverables, policyholders receivables, and co-surety participations on a specific construction contractor claim. The increase in the allowance for uncollectible reinsurance recoverables recognized a change in estimated disputes with reinsurers and is based upon the Company’s reinsurance strategy of reduced reinsurance utilization, including the cessation of ongoing business relationships with certain of SPC’s reinsurers, and aggressive collection of reinsurance recoverables. A charge was also recorded to increase the estimated uncollectible amounts due from policyholders for loss sensitive business (primarily high deductible business). This increase recognized a change in estimated uncollectible amounts due and resulted from applying the Company’s credit based methodology for determining uncollectible amounts to the recoverables acquired in the merger. Because reinsurance recoverables and amounts due from policyholders for loss sensitive business are insurance contract-related assets, these assets are subject to the same types of estimation variables as loss reserves.

During the second quarter of 2004, a participating co-surety on the specific construction contractor described above announced that insurance regulators had approved its submitted run-off plan. Based upon industry’s knowledge of the co-surety’s run-off plan and the Company’s analysis of its financial condition, the Company concluded that it was unlikely to collect the full amount projected to be owed by the co-surety and established an appropriate level of reserves. In the second quarter of 2005, the Company reached a settlement with the co-surety whereby the co-surety made a payment to the Company and was released from further financial obligations to the Company in connection with the specific construction exposure. The settlement payment, coupled with the previously established co-surety reserves, approximated the Company’s estimate of the co-surety’s share of the bonded losses related to this exposure.

Interest Expense

Interest expense in 2006 was $38 million higher than in 2005, primarily due to the issuance in November 2005 of $400 million, 5.50% senior notes due December 1, 2015, and the issuance in June 2006 of $400 million, 6.25% senior notes due June 20, 2016 and $400 million, 6.75% senior notes due June 20, 2036. The proceeds from the 2006 debt issuances were used to fund the redemption and maturity in 2006 of certain of the Company’s outstanding debt.

The $50 million increase in interest expense in 2005 over 2004 primarily reflected the impact of a full year of interest expense on SPC debt assumed in the merger on April 1, 2004. The Company’s debt outstanding at December 31, 2005 declined by a net $463 million compared with year-end 2004.

Effective Tax Rate

The Company’s effective tax rate on income from continuing operations was 26.5%, 22.8% and 7.3% in 2006, 2005 and 2004, respectively. The 2006 and 2005 effective rate reflected a higher level of pretax income associated with profitable underwriting performance. The low 2004 effective rate primarily reflected the impact of nontaxable investment income on a lower level of pretax income.

GAAP combined ratios

The consolidated loss and loss adjustment expense ratio of 57.5% in 2006 improved by 14.4 points compared with 2005, primarily reflecting the decline in catastrophe losses. Catastrophe losses accounted for 0.5 points of the 2006 loss and loss adjustment expense ratio, compared with a 10.3 point impact in 2005. The 2006 loss and loss adjustment expense ratio included a 1.9 point impact from net favorable prior year reserve development, whereas the 2005 loss and loss adjustment expense ratio included a 1.6 point impact from net unfavorable prior year reserve development. The 2006 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development improved over the 2005 ratio on the same basis, reflecting improvement in frequency and severity trends in several lines of business. The underwriting expense ratio for 2006 was 1.2 points higher than the underwriting expense ratio in 2005. The changes primarily reflect the impact of the increase in general and administrative expenses described previously. In addition, the 2006 ratio was negatively impacted by a decline in National Accounts’ fee income, a portion of which is accounted for as a reduction of expenses for purposes of calculating the expense ratio. The underwriting expense ratio in 2005 also included a 0.4 point impact from reinstatement premiums and state assessments.

Catastrophe losses accounted for 10.3 points of the 2005 loss and loss adjustment expense ratio, compared with 4.0 points in 2004. The loss and loss adjustment expense ratio in 2005 included a 1.6 point impact of net unfavorable prior year reserve development, whereas the 2004 ratio included a 12.6 point impact of net unfavorable prior year reserve development. The 2005 loss and loss adjustment expense ratio also reflected an improvement in current accident year non-catastrophe related loss experience, compared with 2004, primarily reflecting reduced claim activity. The 1.1 point increase in the 2005 underwriting expense ratio compared with 2004 reflected the impact of reinstatement premiums, state assessments, increased commission expenses in the Personal Insurance segment and investments made for process re-engineering and to support business growth and product development, primarily in the Personal Insurance segment. These factors were partially offset by expense efficiencies realized since the completion of the merger.

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

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Revenues:
Earned premiums	$10,876	$11,116	$10,929
Net investment income	2,538	2,341	1,980
Fee income	591	663	706
Other revenues	44	64	60
Total revenues	$14,049	$14,184	$13,675
Total claims and expenses	$10,509	$12,968	$13,297
Operating income	$2,622	$1,044	$460
Loss and loss adjustment expense ratio	60.3%	81.5%	87.1%
Underwriting expense ratio	30.6	28.9	28.1
GAAP combined ratio	90.9%	110.4%	115.2%

Overview

Operating income of $2.62 billion was $1.58 billion higher than operating income of $1.04 billion in 2005, primarily reflecting the absence of catastrophe losses, net favorable prior year reserve development, the continuation of favorable current year loss trends and a strong increase in net investment income. The Business Insurance segment incurred no catastrophe losses in 2006, whereas in 2005, the cost of catastrophes totaled $1.41 billion (including reinstatement premiums of $67 million), resulting from Hurricanes Katrina, Rita and Wilma. Net favorable prior year reserve development totaled $21 million in 2006, compared with net unfavorable prior year reserve development of $757 million in 2005 that was primarily driven by an increase in asbestos reserves. These factors were partially offset by an increase in general and administrative expenses and a decline in fee income in 2006.

Operating income of $1.04 billion in 2005 was significantly higher than operating income of $460 million in 2004, primarily due to a reduction in net unfavorable prior year reserve development, the impact of the merger and a strong increase in net investment income. These factors were partially offset by a significant increase in the cost of catastrophes in 2005. Net unfavorable prior year development totaled $757 million in 2005, compared with $2.03 billion in 2004. The 2005 total was primarily driven by a charge to increase asbestos reserves, whereas the 2004 total included $1.22 billion of charges to increase asbestos and environmental reserves, and the $500 million charge to increase construction reserves acquired in the merger, which is described in more detail in the “Consolidated Overview” section herein. The cost of catastrophes totaled $1.41 billion in 2005, compared with $532 million in 2004. Catastrophes in both years were the result of the hurricanes described in the “Consolidated Overview” section herein.

Earned Premiums

Earned premiums of $10.88 billion in 2006 decreased by $240 million, or 2%, compared with 2005, as premium increases in the majority of the segment’s ongoing operations were more than offset by the continuing decline in other runoff operations’ earned premiums, including the impact of the sale of the Personal Catastrophe Risk operation in November 2005. The Personal Catastrophe Risk operation accounted for $111 million of earned premiums in 2005. Earned premiums in 2005 were reduced by $67 million of reinstatement premiums related to catastrophe losses.

The $187 million increase in earned premiums in 2005 compared with 2004 primarily reflected the impact of the merger, which was largely offset by a significant decline in runoff operations, where business was intentionally being non-renewed, and a decline in certain ongoing operations due to a lower level of written premium volume in the last half of 2004 and first half of 2005. In addition, catastrophe-related reinstatement premiums reduced net earned premium volume in 2005 by $67 million.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006 and 2005.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $72 million decline in fee income in 2006 resulted from lower serviced claim volume in workers’ compensation residual market pools, the impact on fee income from lower loss costs due to California workers’ compensation reforms and lower new business volume due to increased competition. In 2005, the $43 million decline in fee income compared with 2004 was primarily due to increased competition, including the loss of several large customers in the second half of 2004 and early 2005.

Claims and Expenses

Claim and claim adjustment expenses in 2006 totaled $6.85 billion, down $2.51 billion from the 2005 total of $9.36 billion. The 2005 total included catastrophe losses of $1.32 billion, nearly all of which resulted from Hurricanes Katrina, Rita and Wilma, whereas the 2006 total included no catastrophe losses.

Net favorable prior year reserve development totaled $21 million in 2006. Net unfavorable prior year reserve development in 2005 was $757 million. The 2006 net favorable prior year reserve development was primarily concentrated in the commercial multi-peril, general liability, property and commercial automobile lines of business, partially offset by increases to asbestos and environmental reserves, as well as reserve strengthening for assumed reinsurance business in runoff. The commercial multi-peril and liability lines of business experienced better than anticipated loss development that was attributable to several factors, including improving legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The favorable prior year reserve development in the property line of business primarily reflected less “demand surge” inflation than originally estimated for 2005 accident year non-catastrophe and catastrophe losses. “Demand surge” refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. The commercial automobile line of business experienced better than expected loss development which was attributable to the favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The reserve strengthening in assumed reinsurance was primarily due to changes in projected loss development driven by an unanticipated change in the claim settlement patterns of the underlying casualty exposures. In 2005, net unfavorable prior year reserve development was driven by an increase to asbestos reserves of $830 million and reserve strengthening for environmental and assumed reinsurance, which is in runoff. Those increases were partially offset by favorable prior year reserve development from lower frequency and severity for both casualty and property-related lines of business. Drivers of the reduction in both frequency and severity were increasingly favorable legal and judicial environments, coupled with better than expected results from changes in policy provisions as well as underwriting and pricing criteria. Company initiatives relating to claims handling, which affected claims staffing and workflows, also are believed to have contributed to the emergence of favorable severity experience in 2005.

Claims and claim adjustment expenses in 2005 of $9.36 billion declined from the 2004 total of $9.84 billion. Included in those totals were $1.32 billion and $532 million, respectively, of catastrophe losses (net of reinsurance). Net unfavorable prior year reserve development totaled $757 million in 2005, as described above. Net unfavorable prior year reserve development totaled $2.03 billion in 2004, which included a $928 million charge to strengthen asbestos reserves, a $290 million charge to strengthen environmental reserves and the $500 million charge to increase construction reserves acquired in the merger described in the “Consolidated Overview” section herein. Also included in the net unfavorable prior year reserve development in 2004 was a $174 million addition to the reserve for uncollectible reinsurance recoverables, $150 million recorded in TPC’s Construction operation prior to the merger, $74 million from the commutation of agreements with a major reinsurer and other net unfavorable prior year reserve development, primarily concentrated in the Company’s Gulf operations. Results in 2004 also reflected increased current year loss ratios on portions of the Construction book of business. Partially offsetting the impact of these factors was favorable prior year reserve development in several core Business Insurance operations, which resulted from reductions in the frequency of non-catastrophe related losses attributable to improved underwriting and pricing strategies in prior years, the results of which emerged in 2004.

Approximately half of the $155 million 2006 pre-tax increase to asbestos reserves was due to an increase in the projected defense costs for ten policyholders. Additionally, $15 million of the pretax reserve adjustment was attributable to a delay in the approval and expected payment of the previously announced settlement with PPG Industries, Inc. as part of the Pittsburgh Corning bankruptcy reorganization plan. The remainder of the reserve adjustment was primarily due to continued litigation activity against smaller, peripheral defendants. In 2005, the asbestos charge resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed. The 2005 charge also considered the January 2006 court decision voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation. The asbestos charge recorded in 2004 primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants. The $120 million environmental reserve addition in 2006 was primarily due to higher than expected defense and settlement costs. In 2005, the environmental reserve charge was primarily related to declaratory judgment costs, whereas the significant 2004 charge was related to revised estimates of costs related to settlement initiatives. See the “Asbestos Claims and Litigation” and “Environmental Claims and Litigation” sections herein for further discussion of these reserves.

General and administrative expenses in 2006 totaled $2.10 billion, 3% higher than the comparable total of $2.04 billion in 2005. The increase in 2006 primarily reflected the segment’s expenditures to support business growth and product development, the segment’s share of costs associated with the Company’s national advertising campaign and legal expenses related to investigations of various business practices by certain governmental agencies. General and administrative expenses in 2005 were 4% higher than the 2004 total of $1.95 billion, which primarily reflected the impact of the merger. The 2004 total included merger-related charges and an increase in the allowance for uncollectible amounts due from policyholders.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in 2006 of 60.3% improved by 21.2 points compared with the 2005 ratio of 81.5%, primarily due to the absence of catastrophe losses and net favorable prior year reserve development in 2006 (versus net unfavorable prior year reserve development in 2005). Catastrophe losses accounted for 12.3 points of the 2005 loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2006 provided a 0.2 point benefit to the loss and loss adjustment expense ratio, whereas net unfavorable prior year reserve development in 2005 accounted for 6.8 points of the loss and loss adjustment expense ratio. The 2006 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development improved over the 2005 ratio on the same basis, reflecting improvement in frequency and severity trends in several lines of business.

The loss and loss adjustment expense ratio in 2005 included a 12.3 point impact from catastrophe losses, compared with a 4.9 point impact from catastrophe losses in 2004. Net unfavorable prior year reserve development accounted for 6.8 points and 18.6 points, respectively, of the 2005 and 2004 loss and loss adjustment expense ratios. Excluding these factors from both years, the 2005 loss and loss adjustment expense ratio improved over the comparable 2004 ratio, reflecting the improvement in current accident year loss experience compared with 2004.

The underwriting expense ratio for 2006 was 1.7 points higher than the 2005 ratio, primarily reflecting the increases in expenses described above, and the impact of declines in fee income. A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio. Catastrophe-related reinstatement premiums of $67 million and catastrophe-related state assessments of $18 million added 0.3 points to the 2005 expense ratio.

The underwriting expense ratio in 2005 was 0.8 points higher than 2004, primarily reflecting the intentional decline in runoff operations’ earned premiums, a decline in certain ongoing operations’ earned premiums due to a lower level of written premium volume in the last half of 2004 and first half of 2005, and the 0.3 point negative impact of reinstatement premiums and catastrophe-related state assessments referred to previously. These factors were partially offset by the favorable impact of merger-related expense savings throughout the segment and personnel reductions in the Business Insurance Other sector. The 2004 underwriting expense ratio included the impact of merger-related restructuring charges and an increase in the allowance for uncollectible amounts due from policyholders.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Select Accounts	$2,733	$2,799	$2,631
Commercial Accounts	2,613	2,535	2,463
National Accounts	2,169	2,627	2,410
Industry-Focused Underwriting	2,279	2,154	1,785
Target Risk Underwriting	2,187	2,040	1,809
Specialized Distribution	1,036	920	816
Total Business Insurance Core	13,017	13,075	11,914
Business Insurance Other	30	378	1,120
Total Business Insurance	$13,047	$13,453	$13,034

	Net Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Select Accounts	$2,663	$2,722	$2,555
Commercial Accounts	2,376	2,330	2,273
National Accounts	1,135	1,230	1,040
Industry-Focused Underwriting	2,196	2,080	1,747
Target Risk Underwriting	1,629	1,482	1,345
Specialized Distribution	1,022	908	807
Total Business Insurance Core	11,021	10,752	9,767
Business Insurance Other	25	247	607
Total Business Insurance	$11,046	$10,999	$10,374

In Business Insurance Core operations, gross written premiums in 2006 were down slightly from 2005. Net written premiums in 2006, however, increased slightly over 2005. The disparity between gross and net written premium growth rates in 2006 was primarily due to a change in the structure of reinsurance coverage in the Company’s Discover Re subsidiary in National Accounts that resulted in a decline in ceded premiums. For purposes of comparison between 2006 and 2005 net written premium volume, the impact of a higher level of ceded premiums for property catastrophe reinsurance in 2006 was virtually equivalent to the impact of the $67 million of catastrophe-related reinstatement premiums in 2005. Net written premium growth in Business Insurance Core operations in 2006 was primarily concentrated in Target Risk Underwriting and Industry-Focused Underwriting, driven by continued strong business retention rates, renewal price increases and higher new business volume throughout the majority of businesses comprising these markets. The decline in National Accounts’ net written premiums primarily reflected a reduction in premiums related to favorable loss experience on business priced on a loss-sensitive basis and lower new business volume, partially offset by the decline in ceded premiums at Discover Re due to a change in the structure of reinsurance coverage. In Business Insurance Other operations, gross and net written premiums were down significantly from the comparable 2005 totals, reflecting the sale of the Personal Catastrophe Risk operation in November 2005 and the intentional non-renewal of business in the runoff operations comprising this category.

In 2005, Business Insurance Core gross and net written premiums in 2005 increased 10% over the comparable 2004 totals, primarily reflecting the impact of the merger. However, 2005 written premium volume in Business Insurance Core operations declined when compared with 2004 on a pro forma combined basis, reflecting increased competition in the marketplace and the repositioning of the Construction book of business. Throughout Business Insurance Core operations (excluding Construction, due to the impact of repositioning the book of business), business retention levels increased over 2004, renewal pricing was flat with 2004, and new business levels improved over 2004. Net written premiums in 2005 for Business Insurance Core operations were reduced by $67 million of catastrophe-related reinstatement premiums. In Business Insurance Other operations, gross and net written premiums declined 66% and 59%, respectively, from the comparable 2004 totals, primarily reflecting the intentional non-renewal of business in the runoff operations comprising this category.

Select Accounts.   Net written premiums of $2.66 billion in 2006 declined 2% from 2005, primarily reflecting the impact of a reduction in premium volume from certain national small business insurance programs, the majority of which was transferred to the Specialized Distribution market. Excluding the impact of the business transferred, net written premiums increased by approximately 2% in 2006. Business retention rates remained strong and increased over 2005, and focused investments in technology and personnel led to improvement in new business volume over 2005. Renewal price changes for the Select Accounts market in 2006 were consistent with 2005, as modest pricing pressures in non-coastal coverages were largely offset by price increases for coastal coverages. In 2005, net written premiums grew 7% over 2004, primarily reflecting the impact of the merger. However, 2005 written premiums declined from 2004 on a pro forma combined basis. Business retention levels in 2005 increased over 2004 and were also at historically high levels. Renewal price changes in 2005 were in the low single digit range for the year, which was lower than renewal price increases in 2004. New business levels in 2005 declined slightly from 2004.

Commercial Accounts.   Net written premiums of $2.38 billion in 2006 increased 2% over 2005, driven by a strong increase in business retention rates and an improvement in renewal pricing. In 2005, net written premiums of $2.33 billion grew $57 million, or 3%, over 2004 volume of $2.27 billion, reflecting the impact of the merger. However, 2005 net written premiums declined from 2004 on a pro forma combined basis, although business retention rates in this market in 2005 increased over 2004. New business volume also grew over 2004. Renewal price changes in 2005 in Commercial Accounts declined from 2004 and were in the low single digits for the year, reflecting the increased competitive market conditions.

National Accounts.   Net written premiums in 2006 declined by $95 million, or 8%, from 2005, primarily reflecting a reduction in premiums related to favorable loss experience on business priced on a loss-sensitive basis and lower new business volume, partially offset by the decline in ceded premiums at Discover Re due to a change in the structure of reinsurance coverage. In 2005, net written premiums grew $190 million, or 18%, over 2004, reflecting the impact of the merger and changes in Discover Re’s reinsurance program.

Industry-Focused Underwriting.   Net written premiums of $2.20 billion increased by 6% over 2005, driven by growth in the Construction and Oil & Gas business units. Favorable economic conditions in these industry sectors, significant increases in business retention rates and continued strong new business volume contributed to the increase in premium volume in 2006 in these two business units. The remaining three business units in this market—Technology, Agribusiness and Public Sector—all achieved lesser degrees of net written premium growth over 2005. Net written premium volume of $2.08 billion in 2005 increased 19% over the 2004 total of $1.75 billion, primarily reflecting the impact of the merger.  On a pro forma combined basis, Construction’s net written premiums in 2005 declined from 2004, reflecting lower business volumes related to the process of aligning the underwriting profile of the two predecessor companies during the latter half of 2004 and the first half of 2005. Oil & Gas net written premiums in 2005 grew significantly over 2004, primarily due to the impact of the merger, strong business retention rates and higher new business volume.

Target Risk Underwriting.   Net written premiums of $1.63 billion in 2006 increased by 10% over 2005, driven by strong growth in the National Property and Inland Marine business units. Significant renewal price increases, particularly for Southeastern U.S. catastrophe-prone exposures, and strong business retention rates were the primary factors accounting for net written premium growth in these two business units in 2006. The Ocean Marine business unit also contributed to net written premium growth in 2006, primarily due to a decrease in the amount of business ceded. In 2005, net written premiums of $1.48 billion were 10% higher than 2004 net written premium volume of $1.35 billion, driven by the impact of the merger. On a pro forma combined basis, however, net written premium volume in 2005 declined from 2004, primarily due to competitive market conditions for property and inland marine coverages. Ocean Marine premium volume grew significantly in 2005, driven by renewal rights transactions.

Specialized Distribution.   Net written premium volume in 2006 of $1.02 billion increased 13% over 2005, primarily driven by the transfer of certain national small business insurance programs from Select Accounts to the National Programs business unit. In addition, Northland also experienced premium growth in 2006, primarily resulting from higher business retention rates and new business volume in commercial trucking, its primary line of business. In 2005, net written premium volume of $908 million grew $101 million, or 13%, over 2004 net written premiums of $807 million. The growth in 2005 was concentrated in National Programs and primarily reflected the impact of the merger and the transfer of certain program business from Commercial Accounts. On a pro forma combined basis, net written premiums in 2005 were level with 2004.

In Business Insurance Other, the 90% and 59% declines in 2006 and 2005 net premium volume, respectively, compared with the respective prior years reflected the impact of business in  runoff and the sale of the Company’s Personal Catastrophe Risk operation in November 2005. The runoff healthcare, reinsurance and international business acquired in the merger produced minimal written premium volume in 2006, 2005 and 2004.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Revenues:
Earned premiums	$3,321	$3,197	$2,529
Net investment income	429	360	235
Fee income	—	1	—
Other revenues	26	20	17
Total revenues	$3,776	$3,578	$2,781
Total claims and expenses	$2,968	$2,961	$3,284
Operating income (loss)	$609	$391	$(322)
Loss and loss adjustment expense ratio	53.7%	56.8%	92.5%
Underwriting expense ratio	35.3	35.7	37.0
GAAP combined ratio	89.0%	92.5%	129.5%

Overview

Operating income of $609 million in 2006 increased by $218 million, or 56%, over 2005. The improvement was driven by the absence of catastrophe losses in 2006, an increase in net investment income and growth in business volume, partially offset by a decline in net favorable prior year reserve development and an increase in general and administrative expenses. Operating income in 2006 also benefited from favorable tax impacts from businesses outside of the United States, including an $18 million benefit associated with the pending sale of the Company’s Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. No catastrophe losses were incurred in 2006, whereas results in 2005 included $191 million in catastrophe costs, the majority of which resulted from Hurricanes Katrina, Rita and Wilma. Net favorable prior year reserve development totaled $14 million in 2006, compared with $72 million in 2005.

Operating income of $391 million in 2005 improved by $713 million over the operating loss of $322 million in 2004. The significant improvement in 2005 operating income reflected net favorable prior year reserve development, as well as strong net investment income, improved current accident year results in Bond & Financial Products, and lower commission expenses in several lines of business. Operating results in 2005 included a cost of catastrophes of $191 million, compared with $51 million in 2004. The operating loss of $322 million in 2004 was driven by net unfavorable prior year reserve development of $739 million, including significant charges related to the surety reserves acquired in the merger and other reserving actions, which are described in more detail in the “Consolidated Overview” section herein.

Earned Premiums

Earned premiums in 2006 increased $124 million, or 4%, over 2005, primarily driven by growth in Bond & Financial Products. In addition, earned premiums in 2005 were reduced by $33 million of reinstatement premiums related to catastrophe losses, primarily in the Company’s operations at Lloyd’s. Earned premium volume in International and Lloyd’s in 2006 declined slightly from 2005, primarily reflecting the elimination of a one-month reporting lag at Lloyd’s in 2005 that resulted in $48 million of additional earned premiums being included in 2005 results. Also contributing to the decline in earned premiums in International and Lloyd’s in 2006 was the sale of certain classes of personal lines business at Lloyd’s in the first quarter of 2005, which had accounted for $43 million of earned premiums in 2005.

Earned premiums in 2005 increased $668 million, or 26%, over 2004, primarily reflecting the impact of the merger. Earned premiums in 2005 were reduced by $33 million in catastrophe-related reinstatement premiums. Earned premiums in 2005 also reflected the inclusion of one additional month of premium volume to eliminate a reporting lag at the Company’s operations at Lloyd’s, the impact of which was partially offset by the sale of certain classes of personal insurance business at those Lloyd’s operations. Earned premiums in 2004 were reduced by $76 million of reinstatement premiums primarily related to a reserve charge in Bond & Financial Products.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006 and 2005.

Claims and Expenses

Claims and claims adjustment expenses in 2006 totaled $1.79 billion, compared with $1.82 billion during the same period of 2005. The 2006 total included no catastrophe losses and $14 million of net favorable prior year reserve development, whereas the 2005 total included $158 million of catastrophe losses and $72 million of net favorable prior year reserve development. Net favorable prior year reserve development in 2005 was attributable to the better than anticipated favorable impact from changes in underwriting and pricing strategies for International property-related exposures.

Claim and claim adjustment expenses totaled $1.82 billion in 2005, down significantly from the 2004 total of $2.35 billion. The 2005 total included $158 million of catastrophe losses, compared with $40 million of catastrophe costs recorded in 2004. Catastrophe losses in both periods were driven by the hurricanes described previously. Net favorable prior year reserve development in 2005 of $72 million was driven by International. Net unfavorable prior year reserve development totaled $739 million in 2004, which included the $300 million charge to increase the estimate of the acquired net surety reserves in Bond & Financial Products, and the $252 million charge related to the financial condition of a specific construction contractor, both of which are described in more detail in the “Consolidated Overview” section herein. Results in 2004 also reflected a $60 million reserve increase related to the commutation of agreements with a major reinsurer, a charge to increase the allowance for estimated uncollectible amounts due from a co-surety on a specific construction contractor claim, and increased current year loss ratios on portions of the Bond & Financial Products book of business.

General and administrative expenses in 2006 totaled $536 million, an increase of 5% over 2005. The increase in 2006 primarily reflected the segment’s expenditures to support business growth and the segment’s share of costs associated with the Company’s national advertising campaign and legal expenses related to investigations of various business practices by certain governmental agencies. General and administrative expenses in 2005 totaled $509 million, an increase of 26% over the 2004 total of $405 million which primarily reflected the impact of the merger. The 2005 total included the impacts of a decline in commission expenses and expense efficiencies realized as a result of the merger.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 53.7% in 2006 was 3.1 points lower than the ratio of 56.8% in 2005. The 2006 ratio included no impact of catastrophe losses and a 0.4 point benefit from net favorable prior year reserve development, whereas the 2005 ratio included a 5.5 point impact from catastrophes and a 2.3 point benefit from net favorable prior year reserve development. Excluding those factors in each year, the 2006 ratio was slightly higher than the 2005 ratio. The loss and loss adjustment expense ratio in 2004 included a 2.0 point impact from catastrophe losses, and a 29.3 point impact from net unfavorable prior year reserve development. Excluding both factors in each year, the 2005 loss and loss adjustment expense ratio improved by 7.6 points compared with the 2004 ratio, reflecting the significant improvement in current year loss experience in 2005.

The underwriting expense ratio in 2006 improved by 0.4 points compared with 2005, benefiting from the absence of catastrophe-related reinstatement premiums and increased business volume. Reinstatement premiums of $33 million increased the 2005 underwriting expense ratio by 0.4 points. In 2005, the underwriting expense ratio improved 1.3 points compared with 2004, reflecting the impact of the merger and expense efficiencies realized since the completion of the merger.

Written Premiums

Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Bond & Financial Products	$2,657	$2,531	$2,102
International and Lloyd’s	1,324	1,278	1,011
Total Financial, Professional & International Insurance	$3,981	$3,809	$3,113

	Net Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Bond & Financial Products	$2,255	$2,117	$1,819
International and Lloyd’s	1,138	1,042	889
Total Financial, Professional & International Insurance	$3,393	$3,159	$2,708

The Financial, Professional & International Insurance segment’s gross and net written premiums in 2006 increased 5% and 7%, respectively, over 2005. Growth in net written premium volume in 2006 resulted from strong construction surety volume in Bond & Financial Products, strong price increases for Southeastern U.S. catastrophe-prone exposures in the Company’s operations at Lloyd’s, strong business retention rates and new business volume in International, and the absence of catastrophe-related reinstatement premiums. The Bond & Financial Products category represents the combination of the Company’s previous Bond and Financial & Professional Services marketing groups. The elimination of a reporting lag at the Company’s operations at Lloyd’s resulted in $39 million and $31 million of additional gross and net written premium volume in 2005, respectively. In Bond & Financial Products (excluding the surety line of business, for which these are not relevant measures), business retention rates in 2006 remained strong and increased over 2005, while renewal price increases remained positive, but declined from 2005. New business volume was down from 2005. For International in 2006, business retention rates increased over 2005, renewal price changes declined slightly and new business volume increased when compared with 2005. Net written premiums in the Financial, Professional & International Insurance segment for 2005 were reduced by $33 million of catastrophe-related reinstatement premiums, primarily related to the Company’s operations at Lloyd’s.

Gross and net written premiums in 2005 increased 22% and 17%, respectively, over written premium volume in 2004. The increase in gross and net written premiums in 2005 primarily reflected the impact of the merger. Net written premiums in 2005 were reduced by the $33 million of catastrophe-related reinstatement premiums, whereas net written premiums in 2004 were reduced by $76 million of reinstatement premiums primarily related to reserving actions in Bond & Financial Products. Gross and net written premiums in 2005 declined compared with 2004 volume on a pro forma combined basis.

Contributing to the decline in written premiums was the sale of certain credit-related personal lines classes of business previously written at Lloyd’s in 2005. The decline was partially offset by the elimination of the reporting lag at Lloyd’s and premium growth in Bond & Financial Products. In 2005, approximately $114 million of gross written premiums previously written in the Company’s Gulf operation (included in the Business Insurance segment) were written in Bond & Financial Products, compared with $90 million of gross written premiums in 2004.

In Bond & Financial Products excluding surety, business retention rates in 2005 increased slightly over 2004. New business volume and renewal price changes were also higher than in 2004. As discussed previously, in the first quarter of 2005, the Company implemented changes in the timing and structure of reinsurance purchased, which resulted in a slight increase in Financial, Professional & International Insurance ceded premiums in 2005 over what would have been ceded prior to the changes being implemented. In International in 2005, business retention rates increased, and new business volume declined compared with 2004.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Revenues:
Earned premiums	$6,563	$6,028	$5,580
Net investment income	548	457	442
Other revenues	94	96	91
Total revenues	$7,205	$6,581	$6,113
Total claims and expenses	$5,555	$5,464	$4,732
Operating income	$1,132	$775	$939
Loss and loss adjustment expense ratio	54.8%	62.2%	58.3%
Underwriting expense ratio	28.3	26.9	24.9
GAAP combined ratio	83.1%	89.1%	83.2%

Overview

Operating income of $1.13 billion in 2006 was $357 million, or 46%, higher than operating income of $775 million in 2005. Results in 2006 reflected a significant decline in catastrophe losses, strong growth in business volume, continued favorable current accident year loss trends and an increase in net investment income, partially offset by an increase in general and administrative expenses. Catastrophe losses in 2006 totaled $103 million, which resulted from several wind, rain, hail and snow storms throughout the year in the United States. Results in 2005 included a cost of catastrophes of $593 million, primarily resulting from Hurricanes Katrina, Rita and Wilma. Results in both years benefited from significant net favorable prior year reserve development, which totaled $359 million in 2006 and $360 million in 2005.

Operating income of $775 million in 2005 was $164 million lower than operating income of $939 million in 2004, largely due to the $593 million cost of catastrophes. The cost of catastrophes in 2004 totaled $189 million, the majority of which resulted from four hurricanes that struck the southeastern United States. The Personal Insurance segment benefited from continued low non-catastrophe related frequency levels, net favorable prior year reserve development of $360 million and strong net investment income levels in 2005.

Earned Premiums

Earned premiums of $6.56 billion in 2006 increased 9% over the 2005 total of $6.03 billion, primarily due to significant new business volume, renewal price increases and continued strong business retention rates over the prior twelve months. Earned premiums in 2005 were reduced by $21 million of catastrophe-related reinstatement premiums. Earned premiums of $6.03 billion in 2005 increased $448 million, or 8%, over 2004 earned premiums of $5.58 billion, reflecting continued strong business retention levels, new business volumes and renewal price increases over the prior twelve months.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2006 and 2005.

Claims and Expenses

Claims and claim adjustment expenses in 2006 totaled $3.60 billion, compared with $3.75 billion in 2005. The $154 million decline primarily reflected a reduction in catastrophe losses, which was partially offset by the impact of higher business volume in 2006. Catastrophe losses totaled $103 million in 2006, down significantly from the 2005 total of $547 million.

Net favorable prior year reserve development in 2006 and 2005 was $359 million and $360 million, respectively. The net favorable prior year reserve development in 2006 was driven by better than expected loss experience in the auto bodily injury and non-catastrophe related Homeowners and Other lines of business, and a reduction in loss estimates for the 2005 hurricanes. In the Automobile line of business, for 2006 and 2005, the improvement was partially driven by better than expected results from changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, for both years, industry and Company initiatives to fight fraud in several states led to a decrease in the total number of claims and a change in historical loss development patterns. In the Homeowners and Other line of business, favorable prior year reserve development in 2006 and 2005 was partially driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in historical loss development patterns. In addition, for 2006, non-catastrophe related Homeowners and Other loss experience was favorable due to continued evidence of a less than expected impact from “demand surge,” which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. Approximately $100 million of net favorable prior year reserve development in 2006 resulted from a reduction in loss estimates for catastrophes incurred in 2005, primarily due to lower than expected additional living expense losses related to Hurricane Katrina.

In 2005, claims and claim adjustment expenses included catastrophe losses of $547 million, compared with $189 million in 2004. Catastrophe losses in both years were primarily the result of hurricanes. Net favorable prior year reserve development in 2005 was $360 million, as described above, compared with net favorable prior year reserve development of $378 million in 2004. In 2004, net favorable prior year reserve development in the Homeowners and Other line of business was driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher policy deductible levels and fewer small-dollar claims. These changes resulted in a change in the historical loss development patterns. Net favorable prior year reserve development in the Automobile line of business was driven by better than expected frequency and severity which is believed to have been caused by societal trends. In addition, both industry and internal initiatives to fight fraud in several states caused a decrease in the total number of claims, as well as a change in the historical loss development patterns.

General and administrative expenses totaled $804 million in 2006, an increase of $139 million, or 21%, over the 2005 total of $665 million. The increase in expenses over 2005 reflected increased business volume, the segment’s continued investments to support business growth and product development, legal expenses related to investigations of various business practices by certain governmental agencies, and the segment’s share of costs associated with the Company’s national advertising campaign. The 2005 total included $25 million of catastrophe-related assessments. In 2005, general and administrative expenses were $129 million higher than the 2004 total of $536 million, primarily reflecting business growth, investments to support business growth and the catastrophe-related assessments.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 54.8% in 2006 was 7.4 points lower than the comparable 2005 ratio of 62.2%. The 2006 ratio included a 1.6 point impact of catastrophe losses and a 5.5 point benefit from net favorable prior year reserve development. The 2005 loss and loss adjustment expense ratio included a 9.3 point impact of catastrophe losses and a 6.0 point benefit from net favorable prior year reserve development. Excluding those factors from both years, the loss and loss adjustment expense ratio in 2006 was slightly lower than the comparable 2005 ratio, reflecting continued favorable trends in current accident year loss experience. The loss and loss adjustment expense ratio in 2004 included a 3.4 point impact from catastrophe losses and a 6.8 point benefit from net favorable prior year reserve development. Excluding the impact of these factors in both 2005 and 2004, the 2005 loss and loss adjustment expense ratio improved over the 2004 ratio, reflecting better current accident year loss experience.

The underwriting expense ratio of 28.3% in 2006 was 1.4 points higher than the 2005 expense ratio of 26.9%, primarily reflecting the impact of the increase in general and administrative expenses described above, and a slight increase in commission expenses. In 2005, reinstatement premiums related to catastrophe losses reduced earned premium volume by $21 million, and catastrophe-related assessments from various insurance pools increased taxes, licenses and fees by $25 million.  These factors combined to result in a 0.5 point unfavorable impact on the Personal Insurance segment’s 2005 underwriting expense ratio.

The 2.0 point increase in the underwriting expense ratio in 2005 compared with 2004 reflected an increase in commission expenses, other insurance expenses, and taxes, licenses and fees, and the 0.5 point impact of reinstatement premiums and catastrophe-related assessments described above. The increase in commissions reflected a changing product mix and higher agent profit sharing expenses. The increase in other insurance expenses reflected the impact of process re-engineering investments and investments in personnel, technology and infrastructure to support business growth and product development.

Written Premiums

The Personal Insurance segment’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Automobile	$3,731	$3,526	$3,470
Homeowners and Other	3,280	2,948	2,641
Total Personal Insurance	$7,011	$6,474	$6,111

	Net Written Premiums
(for the year ended December 31, in millions)	2006	2005	2004
Automobile	$3,692	$3,477	$3,433
Homeowners and Other	3,019	2,751	2,496
Total Personal Insurance	$6,711	$6,228	$5,929

Gross and net written premiums in 2006 increased 8% over 2005. Net written premium volume in 2006 reflected increased costs for property catastrophe coverage (which reduces net written premiums), while net written premiums in 2005 were reduced by $21 million of catastrophe-related reinstatement premiums. In the Automobile line of business, net written premium growth of 6% in 2006 over 2005 primarily reflected a strong increase in new business, partially offset by the impact of transitioning to six-month policy terms in the second half of the year for the Company’s multivariate pricing product that resulted in a lower amount of reported net written premiums in 2006. Business retention rates in the Automobile line of business remained strong and consistent with prior year rates. Renewal price changes in 2006 remained positive but were slightly below those in 2005. New business volume in 2006 was significantly higher than in 2005. The Company’s multivariate pricing product in the Automobile line of business had been introduced in 37 states and the District of Columbia by the end of 2006.

In the Homeowners and Other line of business, net written premiums in 2006 grew 10% over 2005. Business retention rates and new business volume in this line of business remained strong and increased over 2005. Renewal price changes in 2006 remained positive but declined from 2005. Net written premium volume in this line of business in 2006 also benefited from cross-selling initiatives involving the Company’s automobile multivariate pricing product.

Gross and net written premiums in 2005 increased 6% and 5%, respectively, over 2004. Growth in 2005 was concentrated in the Homeowners and Other product line, driven by continued renewal price increases and new business volume. Business retention rates in both the Automobile and Homeowners and Other lines of business remained strong, and were consistent with 2004. In the Automobile line, renewal price increases in 2005 remained positive, but declined when compared with 2004. However, new business volume in 2005 in the Automobile line increased over 2004, primarily due to the introduction of the Company’s new multivariate pricing product in selected states.

The Personal Insurance segment had approximately 7.1 million and 6.6 million policies in force at December 31, 2006 and 2005, respectively. In the Automobile line of business, policies in force at December 31, 2006 increased 10% over the same date in 2005. Policies in force in the Homeowners and Other line of business at December 31, 2006 grew by 8% over the same date in 2005.

Interest Expense and Other

(for the year ended December 31, in millions)	2006	2005	2004
Net loss	$(163)	$(184)	$(182)

The $21 million decline in net loss for Interest Expense and Other in 2006 compared with 2005 was primarily due to a $27 million after-tax gain realized on the redemption of the Company’s $593 million, 7.6% subordinated debentures. Results in 2006 also reflected the favorable resolution of various prior year federal and state tax matters and the absence of expenses associated with the amortization of discount on forward contracts related to the Company’s divestiture of Nuveen Investments that impacted the 2005 loss. These factors were partially offset by incremental interest expense in 2006 due to the issuance in November 2005 of $400 million, 5.50% senior notes due December 1, 2015, and the issuance in June 2006 of $400 million, 6.25% senior notes due June 20, 2016 and $400 million, 6.75% senior notes due June 20, 2036. The increase in net loss for Interest Expense and Other in 2005 over 2004 was primarily due to incremental interest expense on debt assumed in the merger and a reduction in net investment income, which were mostly offset by the absence of non-recurring merger-related charges and a reduction in non-interest related other expenses in 2005.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While the Company has experienced a decrease in asbestos claims over the past two years, the Company continues to receive a significant number of asbestos claims from the Company’s policyholders (which includes others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants, the focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company. In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.

The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. (See “Part I—Item 3, Legal Proceedings”). In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in policyholders’ favor and other Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders.

Accordingly, although the Company has seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

Many coverage disputes with policyholders are only resolved through settlement agreements. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt policyholders may include extensive releases which are favorable to the Company but which could result in settlements for larger amounts than originally anticipated. There also may be instances where a court may not approve a proposed settlement, which may result in additional litigation and potentially less beneficial outcomes for the Company. As in the past, the Company will continue to pursue settlement opportunities.

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC) has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the United States District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit, and TPC filed a cross-appeal. Two appellants have voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed. Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal. On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order. The three remaining principal appeals have been consolidated for disposition and remain pending. It is not possible to predict how the appellate court will rule on the pending appeals. If the rulings of the district court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending direct action claims against it. (Also, see “Part I—Item 3, Legal Proceedings”).

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder annually on a policyholder-by-policyholder basis. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in 2006 were $469 million, compared with $399 million in 2005. The $70 million net increase is primarily the result of lower reinsurance billings in 2006. Approximately 50% in 2006 and 42% in 2005 of total net paid losses related to policyholders with whom the Company previously entered into settlement agreements limiting the Company’s liability. At December 31, 2006, net asbestos reserves totaled $4.05 billion, compared with $4.36 billion at December 31, 2005.

The Company recorded pre-tax asbestos reserve additions of $155 million, $830 million and $928 million in 2006, 2005 and 2004, respectively, pursuant to the completion of the Company’s annual ground-up asbestos exposure review, which included an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Approximately half of the $155 million 2006 pretax reserve adjustment was due to an increase in the projected defense costs for ten policyholders. Additionally, $15 million of the pretax reserve adjustment was attributable to a delay in the approval and expected payment of the previously announced settlement with PPG Industries, Inc. as part of the Pittsburgh Corning bankruptcy reorganization plan. The remainder of the reserve adjustment was primarily due to continued litigation activity against smaller, peripheral defendants. The asbestos reserve addition in 2005 resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed. The 2005 reserve addition also considered the January 2006 court decision voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation (described in more detail in note 15). The asbestos reserve addition recorded in 2004 primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants.

As in prior years, the 2006 annual review considered active policyholders and litigation cases, including cases challenging the applicability of aggregate limits on asbestos claims. Developing payment trends among policyholders in the Home Office and Field Office as well as Assumed and International categories were also analyzed. In 2006 the Home Office and Field Office categories, which account for the vast majority of the number of policyholders, experienced an overall reduction in new claim filings as well as in gross indemnity and defense payments over prior years.

The Company has recently observed the following developments in the asbestos environment:

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

While there remains uncertainty with respect to future exposure from asbestos claims, the Company believes that the factors noted above have led to a reduction in the overall volatility associated with its asbestos exposure.

As a result of these favorable changes in the asbestos environment, and particular in the emergence of more stable payment patterns, beginning in 2007 the Company is now able to supplement the existing annual in-depth process and the existing quarterly asbestos review process with additional aggregate quarterly reserve analyses. These additional analyses provide the Company with an increased ability to detect and respond to emerging trends, including reflecting any such trends, in its quarterly reserve estimates.

The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2006	2005	2006	2005	2006	2005
Policyholders with settlement agreements	27	28	$235	$169	$879	$1,357
Home office, field office and other	1,762	1,748	197	172	2,678	2,483
Assumed reinsurance and International	—	—	37	58	494	524
Total	1,789	1,776	$469	$399	$4,051	$4,364

The policyholders with settlement agreements category includes structured agreements, coverage in place arrangements and, with respect to TPC, Wellington accounts and the settlement of the Statutory and Hawaii Actions and the Common Law Claims (for a fuller description of these matters, see “Item 3—Legal Proceedings”) (collectively the “Direct Action Settlement”). Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured agreements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. In May 2002, Pittsburgh Plate and Glass Company (PPG) and the Company, along with three dozen other insurers of PPG, agreed on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. This settlement was to be incorporated into the Plan of Reorganization (the Plan) proposed as part of the Pittsburgh Corning (PC) bankruptcy proceeding. Pursuant to the proposed PC Plan, PC along with enumerated other companies (including PPG and Corning) were to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. In prior years the reserves associated with this agreement were included in the structured settlement category. On December 21, 2006, the United States Bankruptcy Court for the Western District of Pennsylvania declined to confirm the Plan. Confirmation of the Plan was one of the many conditions to the May 2002 resolution with PPG. Various parties to the PC bankruptcy have filed motions for reconsideration. It is not possible to predict how or when the bankruptcy court will rule on these motions. As a result of the December 21, 2006 ruling, it is uncertain whether the terms of the May 2002 settlement will ever be fully satisfied and thus the Company has removed the reserves associated with this agreement from the structured settlement category and has made a corresponding increase in its unallocated IBNR reserve. Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. As more fully described in Item 3, Legal Proceedings, TPC has entered into the Direct Action Settlement which is still subject to a number of contingencies. If those contingencies are met, then TPC will pay up to $502 million, possibly in calendar year 2007. One of the contingencies includes affirmance by all appellate courts of the orders entered by the United States Bankruptcy Court with respect to the Direct Action Settlement. It is not possible to predict how or when the appellate courts will rule on the pending appeals.

Home office, field office and other relates to policyholders for which settlement agreements have not been reached, and also includes unallocated IBNR. Policyholders are identified for home office review based upon, among other factors: aggregate ultimate expected payments in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. In addition to IBNR amounts contained in the reserves for home office and field office policyholders, the Company has established a reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company.

Assumed reinsurance exposure primarily consists of reinsurance of excess coverage, including various pool participations. International is exposed to U.S. asbestos liabilities through participations in excess insurance policies, quota share and excess of loss reinsurance policies, and retrocession policies, underwritten in the London insurance market. Details of exposures under the reinsurance and retrocession policies are identified only when the Company is advised by the retrocedant.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2006	2005	2004
Beginning reserves:
Direct	$5,103	$4,775	$3,782
Ceded	(739)	(843)	(805)
Net	4,364	3,932	2,977
Reserves acquired:
Direct	—	—	502
Ceded	—	—	(191)
Net	—	—	311
Incurred losses and loss expenses:
Direct	196	833	941
Ceded	(41)	(3)	(13)
Net	155	830	928
Accretion of discount:
Direct	1	1	17
Ceded	—	—	—
Net	1	1	17
Losses paid:
Direct	523	506	467
Ceded	(54)	(107)	(166)
Net	469	399	301
Ending reserves:
Direct	4,777	5,103	4,775
Ceded	(726)	(739)	(843)
Net	$4,051	$4,364	$3,932

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

At December 31, 2006, approximately 81% of the net environmental reserve (approximately $337 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 19% of the net environmental reserve (approximately $81 million), consists of case reserves.

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

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves.

In its review of environmental reserves, the Company considers: the adequacy of reserves for past settlements; changing judicial and legislative trends; the potential for policyholders with smaller exposures to be named in new clean-up actions for both on- and off-site waste disposal activities; the potential for adverse development; the potential for additional new claims beyond previous expectations; and the potential higher costs for new settlements.

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

The Company has continued to experience a decline in the number of policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, regulatory agencies are utilizing risk-based analysis and more efficient clean-up technologies. However, the Company has experienced higher than expected defense and settlement costs. These increases have been driven in part by adverse judicial developments in certain states regarding the availability of coverage for environmental claims. As a result of these trends, the Company increased environmental reserves by $120 million in 2006. In 2005, the Company recorded a pretax charge of $30 million, primarily for declaratory judgment costs. In 2004, the Company recorded a pretax charge of $290 million due to revised estimates of costs related to settlement initiatives. The increases to environmental reserves in each year were net of reinsurance.

Gross paid losses in 2006 and 2005 were $189 million and $248 million, respectively. TPC entered into a significant settlement with one policyholder in 2005. TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims. In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims. Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed. The first two payments related to this settlement were made during 2005 and the final payment was made in the first quarter of 2006.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2006	2005	2004
Beginning reserves:
Direct	$494	$725	$331
Ceded	(69)	(84)	(41)
Net	425	641	290
Reserves acquired:
Direct	—	—	271
Ceded	—	—	(58)
Net	—	—	213
Incurred losses and loss expenses:
Direct	108	17	323
Ceded	12	13	(33)
Net	120	30	290
Losses paid:
Direct	189	248	200
Ceded	(62)	(2)	(48)
Net	127	246	152
Ending reserves:
Direct	413	494	725
Ceded	5	(69)	(84)
Net	$418	$425	$641

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2006 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants, although the Company has noted a recent decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed its most recent annual ground-up review during the third quarter of 2006. See “Part I—Item 3, Legal Proceedings.”

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods.

INVESTMENT PORTFOLIO

The Company’s invested assets at December 31, 2006 totaled $72.27 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 4% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. The Company’s fixed maturity portfolio at December 31, 2006 totaled $62.67 billion, comprising $62.46 billion of publicly traded fixed maturities and $208 million of private fixed maturities. The weighted average quality ratings of the Company’s publicly traded fixed maturity portfolio and private fixed maturity portfolio at December 31, 2006 were AA1 and A3, respectively. Included in the fixed maturity portfolio at that date was approximately $1.78 billion of below investment grade securities. During 2006, holdings of tax-exempt securities were increased to $35.63 billion to take advantage of their relatively high credit quality and attractive after-tax yields. The average effective duration of the fixed maturity portfolio, including short-term investments, was 4.0 as of December 31, 2006 (4.3 excluding short-term investments), compared with 3.9 as of December 31, 2005 (4.3 excluding short-term investments).

The following table sets forth the Company’s combined fixed maturity investment portfolio classified by Moody’s Investors Service ratings:

(at December 31, 2006, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$41,578	66.3%
Aa	11,826	18.9
A	4,400	7.0
Baa	3,085	4.9
Total investment grade	60,889	97.1
Non-investment grade	1,777	2.9
Total fixed maturity investments	$62,666	100.0%

The Company makes investments in collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity, and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the investment process generally favors securities that control this risk within expected interest rate ranges. The Company does not purchase residual interests in CMOs.

At December 31, 2006 and 2005, the Company held CMOs classified as available for sale with a fair value of $3.56 billion and $3.43 billion, respectively (excluding Commercial Mortgage-Backed Securities of $1.07 billion and $1.16 billion, respectively). Approximately 36% and 43% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2006 and 2005, respectively. In addition, the Company held $4.36 billion and $4.83 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2006 and 2005, respectively. Virtually all of these securities are rated Aaa.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned. The Company’s other investments primarily comprise venture capital, through direct ownership and limited partnerships, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to more volatility than the Company’s fixed income investments, but historically have provided a higher return. At December 31, 2006 and 2005, the carrying value of the Company’s other investments was $3.40 billion and $3.17 billion, respectively.

The net unrealized investment gains (losses) that were included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Fixed maturities	$422	$367	$1,252
Equity securities	37	41	72
Venture capital	108	89	11
Other investments (excluding venture capital)	113	(12)	2
Unrealized investment gains before tax	680	485	1,337
Provision for taxes	227	158	469
Net unrealized investment gains at end of year	$453	$327	$868

Net pretax unrealized investment gains at December 31, 2006 increased by $195 million over year-end 2005, primarily concentrated in the fixed maturity portfolio and in other investments carried at fair value. The increase in net unrealized investment gains on fixed maturities was primarily driven by the impact of declining market interest rates on tax-exempt securities, which was partially offset by a slight increase in market interest rates on taxable securities.

Net pretax unrealized investment gains at December 31, 2005 declined by $852 million from year-end 2004, primarily reflecting an $885 million pretax decrease in the net unrealized gain on fixed maturities that was driven by an increase in market interest rates in 2005. Partially offsetting this decrease was a $78 million increase in pretax unrealized gains on the venture capital portfolio, which reflected favorable results from several of the investments comprising this category, net of losses realized through other-than-temporary impairments.

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Fixed maturities	$7	$11	$25
Equity securities	4	—	5
Venture capital	33	80	40
Other investments (excluding venture capital)	4	18	10
Total	$48	$109	$80

For the year ended December 31, 2006, the Company recognized the following other-than-temporary impairments:

•       $7 million in the fixed maturities portfolio, consisting of $6 million resulting from the potential to sell various holdings prior to a recovery in market value, and $1 million related to credit risk associated with various issuers’ deteriorated financial position.

•       $4 million in the equity portfolio when it became apparent that the cost basis of those securities would not be recovered over the expected holding period.

•       $33 million in the venture capital portfolio on 16 holdings. Four of the holdings were impaired due to new financings on unfavorable terms. Six holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Four of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity. Two of the holdings were public securities whose cost basis was not anticipated to be recovered over the expected holding period.

•       $4 million in its real estate and other investments (excluding venture capital). The loss recorded was the result of one mortgage loan refinancing at less favorable terms.

For the year ended December 31, 2005, the Company recognized the following other-than-temporary impairments:

•       $11 million in the fixed maturities portfolio related to various issuers due to credit risk associated with the issuer’s deteriorated financial position.

•       $80 million in the venture capital portfolio on 22 holdings. Two of the holdings were impaired due to new financings on unfavorable terms. Fifteen holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Three of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity. Two of the holdings were public securities whose cost basis was not anticipated to be recovered over the expected holding period.

•       $18 million in its real estate and other investments (excluding venture capital). The losses recorded were the result of an equity partnership and a private stock holding which both experienced fundamental deterioration in their financial position.

For the year ended December 31, 2004, the Company recognized the following other-than-temporary impairments:

•       $25 million in the fixed maturities portfolio related to various issuers due to credit risk associated with the issuer’s deteriorated financial position.

•       $5 million in the equity portfolio when it became apparent that the cost basis of those securities would not be recovered over the expected holding period.

•       $40 million in its venture capital portfolio on 16 holdings. Three of the holdings were impaired due to new financings on unfavorable terms. Five holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Eight of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity.

•       $10 million in its real estate and other investments (excluding venture capital). The losses recorded were the result of falling rental rates and occupancies in three of the Company’s real estate investment holdings.

The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2006, 2005 or 2004. The Company continually evaluates current developments in the market that have the potential to affect the valuation of the Company’s investments.

At December 31, 2006, the Company had no fixed maturities or equity securities available for sale for which fair value was less than 80% of amortized cost or cost, respectively.

At December 31, 2006, non-investment grade securities comprised 2.9% of the Company’s fixed income investment portfolio. Included in those categories at December 31, 2006 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $599 million and a fair value of $581 million, resulting in a net pretax unrealized investment loss of $18 million. These securities in an unrealized loss position represented less than 1% of the total amortized cost and less than 1% of the fair value of the fixed income portfolio at December 31, 2006, and accounted for 4% of the total pretax unrealized investment loss in the fixed income portfolio.

Following are the pretax realized losses on investments sold during the year ended December 31, 2006:

(in millions)	Loss	Fair Value
Fixed maturities	$121	$2,950
Equity securities	6	69
Other	1	1
Total	$128	$3,020

Resulting purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

REINSURANCE RECOVERABLES

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

The following presents the Company’s top five reinsurer groups, by reinsurance recoverables at December 31, 2006 (in millions):

Reinsurer Group	Reinsurance Recoverables	A.M. Best Rating of Group’s Predominant Reinsurer
Swiss Re Group	$1,478	A+	second highest of 16 ratings
Munich Re Group	1,125	A	third highest of 16 ratings
Berkshire Hathaway Group	900	A++	highest of 16 ratings
American International Group	718	A+	second highest of 16 ratings
XL Capital Group	552	A+	second highest of 16 ratings

At December 31, 2006, $3.30 billion of reinsurance recoverables were collateralized by letters of credit, trust agreements and escrow funds.

OUTLOOK

The Company’s strategic objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States and in selected international markets. A variety of factors continue to affect the property and casualty insurance market and the Company’s core business outlook for 2007, including competitive conditions throughout the majority of markets served by the Company’s business segments, loss cost trends, asbestos- and environmental-related developments and reinsurance and litigation costs.

The Company expects property casualty market conditions to continue to be competitive throughout 2007. Relative to 2006, within the Business Insurance segment, the Company expects renewal price changes to moderate and terms, conditions and insured values to improve for exposures susceptible to catastrophe losses, such as coastal property and oil- and gas-related exposures, while renewal price changes for non-catastrophe related exposures are expected to be subject to modest declines. Relative to 2006, within the Financial, Professional & International Insurance segment, the Company expects renewal price changes to be subject to modest declines. Also relative to 2006, within the Personal Insurance segment, the Company expects renewal price changes in the automobile and homeowners markets to remain relatively stable.

The Company believes that the trend of increased severity and frequency of storms experienced in 2005 and 2004, although not evident in 2006, may continue in the foreseeable future. Given the trend of increased severity and frequency of storms, the Company has reassessed its definition of and exposure to coastal risks, as well as the impact on its reinsurance program. Accordingly, the Company is reviewing the pricing, exposures, return thresholds and terms and conditions it offers in coastal areas. In part as a result of the severity and frequency of storms in 2005 and 2004, the Company’s cost of reinsurance has increased and the amount of reinsurance coverage purchased has been reduced. The cost of reinsurance may continue to increase and availability may continue to decline. To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations may be adversely impacted. In particular, in the Personal Insurance segment (and, to a lesser extent, in the Business Insurance segment’s Select Accounts market), the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states. Also, particularly in light of the frequency and severity of storms in recent years, rating agencies have increased their capital requirements for the Company.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. States have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. The Company’s ability or willingness to raise pricing, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and/or social responsibilities. The Company may also choose to write business it might not otherwise write for strategic purposes, such as improving access to other underwriting opportunities.

With respect to non-catastrophe related claim frequency, the industry has experienced unprecedented low levels over the last several years, a trend that the Company does not expect to change materially in 2007. The Company expects severity trend, the other component of loss trend, to continue to remain stable for non-catastrophe related claims. Nevertheless, with continued pressure on pricing, it is possible that loss ratios will increase in certain parts of the Company’s business in 2007.

Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments and the availability of realized investment gains on disposition. In 2006, short-term interest rates and long-term taxable interest rates continued to increase. Additionally, yields available on new investments often exceeded those yields on investments maturing in the investment portfolio. The continuation of an upward trend in interest rates in 2007 would favorably impact the average book yield of the Company’s fixed income holdings.

If the Terrorism Risk Insurance Act of 2002 and Terrorism Risk Insurance Extension Act of 2005 (the Program) is not renewed for periods after January 1, 2008, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies, including policies written in 2007 for which the period of coverage extends into 2008. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial condition and/or liquidity in future periods, particularly if the Program is not renewed.

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

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks. We cannot predict with certainty the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business. Insurance laws or regulations that are adopted or amended may be more restrictive than current requirements or may result in higher costs. Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation (e.g. the repeal of the McCarran-Ferguson Act) and federal taxation, can significantly harm the insurance industry, including us.

For a discussion of potential risks that could impact the Company’s financial condition or results of operations, see Item 1A—“Risk Factors” in this report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. The Company also has access to liquidity through its shelf registration statement with the Securities and Exchange Commission and its $1 billion line of credit. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable. Such claims increase liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Operating Activities

Net cash flows provided by operating activities of continuing operations totaled $4.77 billion, $3.59 billion and $5.07 billion in 2006, 2005 and 2004, respectively. Cash flows in 2006 reflected higher levels of collected premiums and net investment income, lower claim payments on catastrophe losses, as well as lower runoff claim payments. In addition, cash flows from operations in 2006 benefited from significant 2006 reinsurance recoveries related to 2005 hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements. These factors were partially offset by higher interest payments and an increase in tax payments resulting from higher profitability. Cash flows in 2005 reflected an increase in loss and loss adjustment expense payments primarily related to the catastrophe losses incurred during 2005 and 2004, and an increase in tax payments resulting from higher profitability. Cash flows in 2004 included $867 million in cash proceeds received pursuant to the commutation of specific reinsurance agreements. Cash flows in 2004 also benefited from premium rate and volume increases. The Company utilized $11 million, $2.00 billion and $548 million of net operating loss (NOL) carryforwards during 2006, 2005 and 2004, respectively, thereby reducing current regular tax payments by $4 million, $698 million and $192 million, respectively.

Net cash flows provided by operating activities for all three years were negatively impacted by payments for asbestos and environmental liabilities, as well as by payments for claims related to the Company’s runoff operations.

Investing Activities

Net cash flows used in investing activities of continuing operations totaled $3.06 billion, $5.44 billion and $4.65 billion in 2006, 2005 and 2004, respectively. Fixed maturity securities accounted for the majority of investment purchases in all three years.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate- and mortgage-backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities. The average duration of fixed maturities and short-term securities was 4.0 at December 31, 2006, compared with 3.9 at December 31, 2005.

The Company also invests much smaller amounts in equity securities, venture capital, real estate, private equity limited partnerships, joint ventures, other limited partnerships and trading securities. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

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

Sale of Subsidiary.   The Company’s cash flows in 2005 included $2.40 billion of pretax proceeds (after underwriting fees and transaction costs) from the divestiture of its equity interest in Nuveen Investments. Of this amount, $405 million was received directly by the Company’s insurance subsidiaries, and the remainder was received directly by the holding company. Of the proceeds received directly by the holding company, $1.225 billion was contributed to the capital of the Company’s insurance subsidiaries, with the remainder available for general corporate purposes. Holding company liquidity levels were increased in 2005 through dividends received from the Company’s operating subsidiaries, the retained proceeds from the Nuveen Investments divestiture, the proceeds of $442 million from the issuance of common stock (described below) and the issuance of $400 million of 5.50% senior notes.

At December 31, 2006, total cash, short-term invested assets and other readily marketable securities aggregating $1.45 billion were held at the holding company level. The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company. These liquidity requirements primarily include shareholder dividends and debt service.

Financing Activities

Net cash flows used in financing activities of continuing operations totaled $1.59 billion, $473 million and $516 million in 2006, 2005 and 2004, respectively. The 2006 total primarily reflected common share repurchases and dividends to shareholders, partially offset by proceeds from employee stock option exercises. In 2005, the total primarily reflected the repayment of debt and dividends to shareholders, which were partially offset by the issuance of common stock pursuant to the maturity of equity unit forward contracts and the issuance of debt. Dividends paid to shareholders were the primary factor in cash used in financing activities in 2004.

Debt Transactions.   In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036. The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively. Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million, which the Company applied to the redemption of approximately $593 million of 7.60% subordinated debentures (described in more detail below), $150 million of 6.75% senior notes that matured on November 15, 2006 and $56 million of medium-term notes that matured in the second half of the year.

In November 2006, the Company redeemed $593 million of 7.60% subordinated debentures originally issued in 2001 and due October 15, 2050. The debentures were redeemable by the Company on or after November 13, 2006. In November 2001, St. Paul Capital Trust I, a business trust, issued $575 million of preferred securities, the proceeds of which, along with $18 million in capital provided by the Company, were used to purchase the subordinated debentures issued by the Company. Upon the Company’s redemption of its subordinated debentures in November 2006, St. Paul Capital Trust I in turn used the proceeds to redeem its preferred securities. St. Paul Capital Trust I was then liquidated, and the Company received an $18 million distribution of capital. The Company recorded a $42 million pretax gain on the redemption of the subordinated debentures, representing the remaining unamortized fair value adjustment recorded at the merger date. A portion of the proceeds from the June 2006 debt issuances described above was used to fund this redemption.

In 2005, the Company repaid $815 million of its outstanding debt, primarily comprised of the following: maturities of $238 million of 7.875% senior notes, $79 million of 7.125% senior notes, and $99 million of medium-term notes bearing interest rates ranging from 6.44% to 7.09%; and a net repayment of commercial paper borrowings of $395 million. In November 2005, the Company issued $400 million of 5.50% senior notes maturing in December 2015. The majority of proceeds was used to fund the repayment of commercial paper borrowings, described above, with the remainder used for general corporate purposes.

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

In January 2007, the Company redeemed its 8.47%, $81 million subordinated debentures due January 10, 2027. The redemption was funded internally. An additional $1.02 billion of the Company’s outstanding debt at December 31, 2006 will mature at various times during 2007. The Company plans to refinance these maturities during 2007.

Share Repurchases.   On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of the Company’s common stock. Under this program, repurchases may be made from time to time in the open market, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. This program does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. During 2006, the Company repurchased 22.8 million common shares under the program for a total cost of approximately $1.12 billion. The average cost per share repurchased in 2006 was $49.20.

In 2006, 2005 and 2004, the Company acquired 1.2 million, 0.8 million and 0.4 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

Dividends.   Dividends paid to shareholders totaled $702 million, $628 million and $642 million in 2006, 2005 and 2004, respectively. On February 7, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.26 per share, payable March 30, 2007 to shareholders of record on March 9, 2007. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the

Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Capital Resources

Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at December 31, 2006 and 2005.

(at December 31, in millions)	2006	2005
Debt:
Short-term	$1,114	$310
Long-term	4,588	5,393
Net unamortized fair value adjustments and debt issuance costs	58	147
Total debt	5,760	5,850
Preferred shareholders’ equity	129	153
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,554	21,799
Accumulated other changes in equity from nonowner sources	452	351
Total shareholders’ equity	25,135	22,303
Total capitalization	$30,895	$28,153

The increase in shareholders’ equity in 2006 reflected the Company’s strong net income for the year, partially offset by the impact of common share repurchases and dividends to shareholders.

Line of Credit Agreement.   The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement. In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions. Pursuant to covenants in the credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2006, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding. Pursuant to the terms of the credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions. There was no amount outstanding under the credit agreement as of December 31, 2006.

Shelf Registration.   In December 2005, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2006, the Company issued $800 million of senior debt (as described above) under this shelf registration statement.

Share Repurchase Capacity.   At December 31, 2006, the Company had $879 million of capacity remaining under the original $2 billion share repurchase program approved by the Board of Directors in 2006. In January 2007, the Company’s board of directors authorized a $3 billion increase to the program, which the Company currently expects to fully utilize by the first quarter of 2009, subject to the factors listed in the “Share Repurchases” section above.

Contractual Obligations

The following table summarizes, as of December 31, 2006, the Company’s future payments under contractual obligations and estimated claims and claims related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2006 that are expected to be settled in cash.

The table below includes the amount and estimated future timing of claims and claim related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projections techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments and estimated claims and claims related payments (gross of the estimated reinsurance recoveries), at December 31, 2006 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt(1)
Medium term notes	$242	$72	$149	$21	$—
Convertible notes	893	—	—	—	893
Senior notes	3,992	942	400	250	2,400
Capital trusts	335	81	—	—	254
Zero coupon convertible notes	141	—	141	—	—
Private placement notes	12	3	5	4	—
Total debt principal	5,615	1,098	695	275	3,547
Interest	4,356	296	475	426	3,159
Total long-term debt obligations	9,971	1,394	1,170	701	6,706
Operating leases(2)	908	185	298	153	272
Purchase obligations
Information systems administration and maintenance commitments(3)	131	54	50	27	—
Reinsurance brokerage commitment(4)	120	20	40	40	20
Other purchase commitments(5)	80	35	6	3	36
Total purchase obligations	331	109	96	70	56
Long-term unfunded investment commitments(6)	1,392	337	524	329	202
Estimated claims and claims related payments
Claims and claim adjustment expenses(7)	60,357	16,879	18,803	8,752	15,923
Claims from large deductible policies(8)	—	—	—	—	—
Loss-based assessments(9)	206	29	47	22	108
Reinsurance contracts accounted for as deposits(10)	320	109	207	—	4
Payout from ceded funds withheld(11)	371	79	141	8	143
Total estimated claims and claims related payments	61,254	17,096	19,198	8,782	16,178
Total	$73,856	$19,121	$21,286	$10,035	$23,414

(1)          See note 7 of the notes to the Company’s consolidated financial statements for a further discussion. Because the amounts reported in the foregoing table include principal and interest, the total long-term obligations will not agree with the amounts reported in note 7.

(2)          Represents agreements entered into in the ordinary course of business to lease office space, equipment and furniture.

(3)          Includes agreements with vendors to purchase system software administration and maintenance services.

(4)          In connection with the sale of its insurance brokerage operations, the Company committed to acquire brokerage services from the buyer through 2012. See note 15.

(5)          Includes commitments to vendors entered into in the ordinary course of business for goods and services including office supplies, archival services, etc.

(6)          Represents estimated timing for fulfilling unfunded commitments for investments in real estate partnerships, private equities and hedge funds.

(7)          The amounts in “Claims and claim adjustment expenses” in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, gross of reinsurance recoverables.

The Company has entered into reinsurance agreements to protect itself from potential losses in excess of the amount it is prepared to accept as described in Note 4 the notes to financial statements.

In order to qualify for reinsurance accounting, a reinsurance agreement must indemnify the insurer from insurance risk, i.e., the agreement must transfer amount and timing risk. Since the timing and amount of cash inflows from such reinsurance agreements are directly related to the underlying payment of claims and claim adjustment expenses by the insurer, reinsurance receivables are recognized in a manner consistent with the liabilities (the estimated liability for claims and claims adjustment expense) relating to the underlying reinsured contracts. The presence of any feature that can delay timely reimbursement of claims by a reinsurer results in the reinsurance contract being accounted for as a deposit rather than reinsurance. (See below.) The assumptions used in estimating the amount and timing of the reinsurance receivables are consistent with those used in estimating the amount and timing of the related liabilities.

Reinsurance agreements that do not transfer both amount and timing risk are accounted for as deposits and included in “Reinsurance contracts accounted for as deposits” in the table above.

The estimated future cash inflows from the Company’s reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance receivables	$16,618	$4,592	$5,088	$2,385	$4,553

The Company manages its business and evaluates its liabilities for claims and claim adjustment expense on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expense, net	$43,739	$12,287	$13,715	$6,367	$11,370

For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2006.

The amounts reported in the table above and in the table of reinsurance receivables above are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company’s balance sheet to the extent that the liability for claims and claim adjustment expenses and the related reinsurance receivables have been discounted in the balance sheet. (See note 1 of the financial statements.)

(8)          Workers’ compensation large deductible policies provide third party coverage in which the Company typically is responsible for paying the entire loss under such policies and then seeks reimbursement from the insured for the deductible amount. “Claims from large deductible policies” represent the estimated future payment for claims and claim related expenses below the deductible amount, net of the estimated recovery of the deductible. The liability and the related deductible receivable for unpaid claims are presented in the consolidated balance sheet as “contractholder payables” and

“contractholder receivables,” respectively. Most deductibles for such policies are paid directly from the policyholder’s escrow which is periodically replenished by the policyholder. The payment of the loss amounts above the deductible are reported within “Claims and claim adjustment expenses” in the above table. Because the timing of the collection of the deductible (contractholder receivables) occurs shortly after the payment of the deductible to a claimant (contractholder payables), these cash flows offset each other in the table.

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers’ compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/ receivables	$5,023	$1,274	$1,425	$719	$1,605

       (9) The amounts in “Loss-based assessments” relate to estimated future payments of second-injury fund assessments which would result from payment of current claim liabilities. Second injury funds cover the cost of any additional benefits for aggravation of a pre-existing condition. For loss-based assessments, the cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on losses. Amounts relating to second-injury fund assessments are included in “other liabilities” in the consolidated balance sheet.

(10) The amounts in “Reinsurance contracts accounted for as deposits” represent estimated future nominal payments for reinsurance agreements that are accounted for as deposits. Amounts payable under deposit agreements are included in “other liabilities” in the consolidated balance sheet. The amounts reported in the table are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company’s balance sheet to the extent that deposit values in the balance sheet have been discounted using deposit accounting.

(11) The amounts in “Payouts from ceded funds withheld” represent estimated payments for losses and return of funds held related to certain reinsurance arrangements whereby the Company holds a portion of the premium due to the reinsurer and is allowed to pay claims from the amounts held.

The above table does not include an analysis of liabilities reported for structured settlements for which the Company has purchased annuities and remains contingently liable in the event of default by the company issuing the annuity. The Company is not reasonably likely to incur future payment obligations under such agreements. In addition, the Company is not required to make any contributions to its qualified pension plan in 2006 and does not have a best estimate of contributions expected to be paid to the qualified pension plan. Accordingly, any future contributions are not included in the foregoing table.

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

The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.07 billion is available by the end of 2007 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $1.16 billion of dividends from its insurance subsidiaries in 2006.

Risk-Based Capital

The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2006, all of the Company’s insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

Off-Balance Sheet Arrangements

The Company has entered into certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities to third parties. See note 15 to the Company’s consolidated financial statements. The Company does not expect these arrangements to have a material effect on the Company’s financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to claim and claim adjustment expense reserves and related reinsurance recoverables, investment impairments and goodwill impairments.

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

The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for loss and loss adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process. The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates including but not limited to the future settlement environment, final resolution of the estimated liability will be different from that anticipated at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved—favorable or unfavorable.

Because establishment of loss reserves is an inherently uncertain process involving estimates, currently established reserves may change. The Company reflects adjustments to reserves in the results of operations in the period the estimates are changed.

There are also risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability by the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to, determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; and estimating the impact of demand surge, infrastructure disruption, fraud, the effect of mold damage and business interruption costs and reinsurance collectibility. The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation which totaled $4.47 billion at December 31, 2006. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	2006			2005
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$7,555	$12,414	$19,969	$8,198	$12,251	$20,449
Property	1,612	978	2,590	1,987	1,050	3,037
Commercial multi-peril	1,940	2,693	4,633	2,448	2,901	5,349
Commercial automobile	2,573	1,801	4,374	2,792	1,885	4,677
Workers’ compensation	9,142	6,337	15,479	8,816	6,374	15,190
Fidelity and surety	1,035	838	1,873	1,240	673	1,913
Personal automobile	1,505	1,092	2,597	1,470	1,138	2,608
Homeowners and personal—other	481	706	1,187	709	987	1,696
International and other	3,296	3,204	6,500	3,033	3,055	6,088
Property-casualty	29,139	30,063	59,202	30,693	30,314	61,007
Accident and health	76	10	86	74	9	83
Claims and claim adjustment expense reserves	$29,215	$30,073	$59,288	$30,767	$30,323	$61,090

The $1.80 billion decline in gross claim and claim adjustment expense reserves in 2006 primarily reflected payments related to prior year hurricane losses, claim and claim adjustment expense payments from runoff operations and favorable prior year reserve development, primarily in the Personal Insurance segment, partially offset by the impact of reserves acquired in the RITC transaction described in note 1.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril lines and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves”.

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

Informed management judgment is applied throughout the reserving process. This includes the application, on a consistent basis over time, of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, experts involved with the reserving process also include underwriting and claims personnel and lawyers, as well as other company management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of loss reserves. It is also likely that during periods of significant change, such as a merger, consistent application of informed judgment becomes even more complicated and difficult.

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

For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being “low frequency/high severity,” while lines without this “large claim” sensitivity are referred to as “high frequency/low severity”. Estimates of claim liabilities for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims. As a result, the role of judgment is much greater for these reserve estimates. In contrast, high frequency/low severity lines tend to have much greater spread of estimation risk, such that the impact of individual claims are relatively minor and the range of reasonable reserve estimates is narrower and more stable.

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

Actuaries have to exercise a considerable degree of judgment in the evaluation of all these factors in their analysis of reserves. The human element in the application of actuarial judgment is unavoidable when faced with material uncertainty. Different actuaries may choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by the various actuaries may differ materially from each other.

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

Actuarial methods for analyzing and estimating claim and claim adjustment expense reserves.

The principal estimation and analysis methods utilized by the Company’s actuaries are the paid development method, the case incurred development method(1), the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These are typically referred to as traditional actuarial methods. (See Glossary for an explanation of these methods.)

While these are the principal methods utilized throughout the Company, those evaluating a particular component for a product line have available to them the full range of methods developed within the casualty actuarial profession. The Company’s actuaries are also continually monitoring developments within the profession for advances in existing techniques or the creation of new techniques that might improve current and future estimates.

Some components of product line reserves are susceptible to relatively infrequent large claims that can materially impact the total estimate for that component. In such cases, the Company’s actuarial analysis generally isolates and analyzes separately such large claims. The reserves excluding such large claims are generally analyzed using the traditional methods described above. The reserves associated with large claims are then analyzed utilizing various methods such as:

•       Estimating the number of large claims and their average values based on historical trends from prior accident periods, adjusted for the current environment and supplemented with actual data for the accident year analyzed to the extent available.

•       Utilizing individual claim adjuster estimates of the large claims, combined with continual monitoring of the aggregate accuracy of such claim adjuster estimates. (This monitoring may lead to supplemental adjustments to the aggregate of such claim estimates.)

•       Utilizing historic longer-term average ratios of large claims to small claims, and applying such ratios to the estimated ultimate small claims from traditional analysis.

•       Ground-up analysis of the underlying exposure (typically used for asbestos and environmental).

The results of such methodologies are subjected to various reasonability and diagnostic tests, including paid-to-incurred loss ratios, implied incurred-loss-to-earned-premium ratios and non-zero claim severity trends. An actual versus expected analysis is also performed comparing actual loss development to expected development based on the prior review. Additional analysis may be performed based on the results of these diagnostics, including the investigation of other actuarial methods.

The above is generally utilized to evaluate management’s existing estimate for prior accident periods. For the initial estimate of the current accident year, the available claim data is typically insufficient to produce a reliable indication. Hence, the initial estimate for an accident year is generally based on a loss ratio projection method which uses the earned premium for the current year multiplied by a projected loss ratio. The projected loss ratio is determined through analysis of prior experience periods using loss trend, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years. The exact number of prior accident years utilized varies by product line component, based on the volume of business for that component and the reliability of an individual accident year estimate.

(1)          The paid and incurred development methods are sometimes also known as “link ratio” methods.

Management’s estimates

At least once per quarter, certain Company management meets with its actuaries to review the latest claim and claim adjustment expense reserve analyses. Based on these analyses, management determines whether its ultimate claim liability estimates should be changed. In doing so, it must evaluate whether the new data provided represents credible actionable information or an anomaly that will have no effect on estimated ultimate claim liability. For example, as described above, payments may have decreased in one geographic region due to fewer claim adjusters being available to process claims. The resulting claim payment patterns would be analyzed to determine whether or not the change in payment pattern represents a change in ultimate claim liability.

Such an assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform. This is due to the need to evaluate the underlying cause of the trends observed, and may include the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company’s estimated claim liabilities. The final estimate selected by management in a reporting period is based on these various detailed analyses of past data, adjusted to reflect any new actionable information.

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

In order to provide information on reasonably possible reserving changes by product line, the historical changes in year-end loss reserves over a one-year period are provided for the U.S. product lines. This information is provided for both the Company and the industry for the nine most recent years, and is based on the most recent publicly available data for the reported line(s) that most closely match the individual product line being discussed. These changes were calculated, net of reinsurance, from statutory annual statement data found in Schedule P of those statements, and represent the reported reserve development on the beginning-of-the-year claim liabilities divided by the beginning claim liabilities, all accident years combined, excluding non-defense related claim adjustment expense. Data presented for the Company includes history for the entire St. Paul Travelers group (U.S. companies only), whether or not the individual subsidiaries were originally part of SPC or TPC. This treatment is required by the statutory reporting instructions promulgated by state regulatory authorities for Schedule P. Comparable data for non-U.S. companies is not available.

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

Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim. Such “defense within the limits” policies are most common for “claims made” products. When defense costs are outside of the limits, amounts paid for defense costs do not erode the policy limits.

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

Besides the traditional actuarial methods mentioned in the general discussion section, the company utilizes various report year development methods and S-curves for the construction defect components of this product line. The Construction Defect report year development analysis is supplemented with projected claim counts and average values for IBNR claim counts. For components with greater lags in claim reporting, such as excess and umbrella components of this product line, the company utilizes the BF method more heavily than paid and case incurred development.

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required general liability reserves (beyond those included in the general discussion section) include:

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
Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for general liability (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.6% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -3% to +14% (averaging +5%) for the Company and -4% to +7% (averaging +1%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. Because the high end of the Company’s range of historical adverse development came from certain business that has since been exited, the Company believes that the industry’s range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 26% of the Company’s total loss reserves.

The Company’s change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was +2% for 2006, +4% for 2005 and +10% for 2004. The 2006 change largely resulted from directors and officers and errors and omissions adjustments due to worse than expected large loss activity and additional information from detailed claim reviews, primarily associated with accident years 2002 and 2003. The 2005 change was the net result of numerous adjustments for various components with no individual item being a primary driver. The 2004 change was principally due to the construction defect and construction wrap-up reserving actions discussed on page 76 of this narrative.

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

Property reserves are typically analyzed in two components, one for catastrophic or other large single events, and another for all other events. Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required property reserves (beyond those included in the general discussion section) include:

Property risk factors
Physical concentration of policyholders
Availability and cost of local contractors
For the more severe catastrophic events, “demand surge” inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services
Local building codes
Amount of time to return property to full usage (for business interruption claims)
Court interpretation of policy provisions (such as occurrence definition, or wind versus flooding)
Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake)
Court or legislative changes to the statute of limitations

Property book of business risk factors
Policy provisions mix (e.g., deductibles, policy limits, endorsements)
Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for property, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to +26% (averaging -4%) for the Company and -14% to +7% (averaging 0%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. Because the high end of the Company’s range of historical adverse development came from certain business that has since been exited, the Company believes that the industry’s range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.

While property is considered a short tail coverage, the one year change can be more volatile than the longer tail product lines. This is due to the fact that the majority of the reserve relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property due to weather related events which tend to be concentrated in the last half of the year and generally don’t clearly resolve until the following year.

The Company’s change in reserve estimate for this product line was -11% for 2006, -34% for 2005 and -18% for 2004. The 2006 change primarily reflected less “demand surge” inflation than originally estimated for 2005 accident year non-catastrophe and catastrophe losses. The 2005 and 2004 changes were primarily due to better than expected results from changes in policy provisions as well as underwriting and pricing criteria. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for unprecedented significant catastrophes such as the events of September 11, 2001 and Hurricane Katrina. Such material changes did not materialize in 2006, 2005 or 2004.

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

See “Property risk factors” and “General liability risk factors,” discussed above, with regard to reserving risk for commercial multi-peril.

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial multi-peril (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -6% to +2% (averaging -3%) for the Company and -2% to +6% (averaging +2%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves represent approximately 8% of the Company’s total loss reserves.

As discussed above, this line combines general liability and property coverages and it has been impacted in the past by many of the same events as those two lines.

The Company’s change in reserve estimate for this product line was -4% for 2006, -6% for 2005 and -5% for 2004. The 2006 change was attributable to better than expected results due to, among other factors, increasingly favorable legal and judicial environments as well as enhanced risk control, underwriting and claim process initiatives. The 2005 change was the result of increasingly favorable legal and judicial environments, coupled with better than expected results from changes in policy provisions as well as underwriting and pricing criteria. The 2004 change was primarily attributable to better than expected results from changes in underwriting and pricing strategies.

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

The Company utilizes the traditional actuarial methods mentioned in the general discussion above in estimating claim liabilities for this line. This is supplemented with detailed custom analyses where needed.

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required commercial automobile reserves (beyond those included in the general discussion section) include:

Bodily injury and property damage liability risk factors
Trends in jury awards
Changes in the underlying court system
Changes in case law
Litigation trends
Frequency of claims with payment capped by policy limits
Change in average severity of accidents, or proportion of severe accidents
Changes in auto safety technology
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
Changes in mix of insured vehicles (e.g., long haul trucks versus local and smaller vehicles, fleet risks versus non-fleets)
Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -7% to +9% (averaging +1%) for the Company and -1% to +9% (averaging +2%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company’s total loss reserves.

The Company’s change in reserve estimate for this product line was -7% for 2006, -5% for 2005 and -2% for 2004. The 2006 change was due to better than expected loss development, primarily for accident years 2003 through 2005, which was attributable to favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The 2005 change was due to the effect of increasingly favorable legal and judicial environments as well as better than expected results from changes in policy provisions as well as underwriting and pricing criteria, especially for accident year 2004. The 2004 change was due to better than expected results from underwriting and pricing strategies, especially for accident year 2003.

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

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required workers’ compensation reserves (beyond those included in the general discussion section) include:

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
Injury type mix
Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for workers’ compensation, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to +2% (averaging -1%) for the Company and -2% to +4% (averaging +1%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers’ compensation reserves represent approximately 26% of the Company’s total loss reserves.

The Company’s change in reserve estimate for this product line was 0% for 2006, 0% for 2005 and +1% for 2004.

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

Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project or commercial transaction being insured. (Large construction projects can take many years to complete.) The frequency of losses in surety correlates with economic cycles as the primary cause of surety loss is the inability to perform financially. The volatility of surety losses is generally related to the type of business performed by the insured, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the insurer to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of an insured’s assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by and due the insured (e.g., salvage and subrogation efforts) and the results of financial restructuring of an insured.

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required fidelity and surety reserves (beyond those included in the general discussion section) include:

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
Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -15% to +138% (averaging +20%) for the Company and -9% to +24% (averaging +7%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. Because the high end of the Company’s range was due to acquired business in 2004, the Company believes that the industry’s range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 3% of the Company’s total loss reserves.

In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

The Company’s change in reserve estimate for this product line was -5% for 2006, 0% for 2005 and +138% for 2004. The 2006 change was due to better than expected large loss activity. The 2004 change resulted from acquired business, including a large construction contractor loss discussed on page 77 of this narrative.

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

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required personal automobile reserves (beyond those included in the general discussion section) include:

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
Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for personal automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to +1% (averaging -4%) for the Company and -7% to 0% (averaging -3%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 4% of the Company’s total loss reserves.

The Company’s change in reserve estimate for this product line was -7% for 2006, -9% for 2005 and -6% for 2004. The decreases in 2006 and 2005 were primarily due to better than expected results from changes in claim handling practices as well as initiatives to fight fraud. The 2004 change was driven by better than expected frequency and severity, which is believed to have been principally caused by societal trends as well as fraud initiatives.

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

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required homeowners reserves (beyond those included in the general reserve discussion section) include:

Non-catastrophe risk factors
Salvage opportunities
Amount of time to return property to residential use
Changes in weather patterns
Local building codes
Litigation trends
Trends in jury awards

Catastrophe risk factors
Physical concentration of policyholders
Availability and cost of local contractors
Local building codes
Quality of construction of damaged homes
Amount of time to return property to residential use
For the more severe catastrophic events, “demand surge” inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services

Homeowners book of business risk factors
Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)
Degree of concentration of policyholders
Changes in underwriting standards

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for homeowners and personal lines other, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in loss reserves.

Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -31% to +3% (averaging -11%) for the Company and -9% to +11% (averaging -2%) for the industry overall. The Company’s year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 2% of the Company’s total loss reserves.

This line combines both liability and property coverages; however the majority of the reserves relate to property. While property is considered a short tail coverage, the one year change can be more volatile than the longer tail product lines. This is due to the fact that the majority of the reserve relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property due to weather related events which tend to be concentrated in the last half of the year and generally do not clearly resolve until the following year.

The Company’s change in reserve estimate for this product line was -22% for 2006, +3% for 2005 and -31% for 2004. The 2006 change was due to lower than expected additional living expenses related to Hurricane Katrina as well as better than expected non-catastrophe related frequency and severity, due in part to changes in the marketplace, such as higher deductibles and fewer small-dollar claims, and continued evidence of a less than expected impact from demand surge. The 2005 change was driven by additional loss development from the 2004 Florida hurricanes. The 2004 change was driven by favorable loss development, particularly from fewer claim counts for accident year 2003 as a result of changes in the marketplace, including higher policy deductible levels and fewer small dollar claims.

International and other

International and other includes products written by International and Lloyd’s and other products not discussed above. The principal component of “other” claim reserves is assumed reinsurance written on an excess-of-loss basis, which may include reinsurance of non-U.S. exposures, and is primarily runoff business.

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

International and other reserves are generally analyzed by program/pool, country and general coverage category (e.g., U.S. Liability—excess of loss reinsurance, or General Liability—Municipalities—by country). The business is also generally split by direct versus assumed reinsurance for a given coverage/jurisdiction. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the General Liability and Automobile discussion above, but under a different legal system. Where the underlying hazard is within the U.S., the coverage involved is typically that of General Liability, but on an excess or excess-of-loss reinsurance basis. Excess exposure requires the insured to “prove” not only claims under the policy, but also the prior payment of claims reaching up to the excess policy’s attachment point.

Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required International and other reserves (beyond those included in the general discussion section) include:

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
Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in loss reserves. International and other reserves (excluding asbestos and environmental) represent approximately 10% of the Company’s total loss reserves.

International and other represents a combination of different product lines, some of which are in runoff. Comparative historical information is not available for international product lines as insurers domiciled outside of the U.S. do not file U.S. statutory reports. Comparative historical information on runoff business is not indicative of reasonably possible one-year changes in the reserve estimate for this mix of runoff business. Accordingly, the Company has not included comparative analyses for International and other.

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

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses, and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. Changes in these estimates could result in additional income statement charges. The allowance for uncollectible reinsurance at December 31, 2006 declined by $31 million from the same date in 2005.

Recoverables attributable to structured settlements relate primarily to personal injury claims, for which the Company has purchased annuities and remains contingently liable in the event of a default by the companies issuing the annuities. Recoverables attributable to mandatory pools and associations relate primarily to workers’ compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(at December 31, in millions)	2006	2005
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$12,837	$14,177
Allowance for uncollectible reinsurance	(773)	(804)
Net reinsurance recoverables	12,064	13,373
Structured settlements	3,758	3,990
Mandatory pools and associations	1,998	2,211
Total reinsurance recoverables	$17,820	$19,574

Investment Valuation and Impairments

Valuation of Investments

Fixed Maturities and Equity Securities

Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Equity securities are valued based on quoted market prices.

The following table identifies the fair value of fixed maturity securities by pricing source at December 31, 2006 and 2005.

	2006		2005
(in millions)	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
Priced via independent market quotations	$61,946	91.6%	$58,351	91.5%
Priced via broker quotations	173	0.3	176	0.3
Priced via matrices	255	0.4	210	0.3
Priced via other methods	292	0.4	246	0.4
Short-term investments(1)	4,938	7.3	4,802	7.5
Total	$67,604	100.0%	$63,785	100.0%

(1)          Short-term investments are primarily valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Real Estate

Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. The Company had no real estate held for sale at December 31, 2006 or 2005.

Venture Capital Investments

Other investments include venture capital investments, which are generally non-publicly traded instruments in early-stage companies and, historically, have a holding period of four to seven years. These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries. The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product. Generally, the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time.

Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The underlying investments of these venture capital investments are reported at estimated fair value. The fair value of the venture capital investments is based on an estimate determined by the external fund manager and reviewed by the Company for investments in which there is no public market. The external fund manager reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.

With respect to the Company’s valuation of such non-publicly traded venture capital investments, on a quarterly basis, the Company’s portfolio managers and the external fund manager review and consider a variety of factors in determining the valuation of the investments and the potential for other-than-temporary impairments. Factors considered include the following:

•       The investee’s most recent financing events;

•       An analysis of whether a fundamental deterioration or improvement has occurred;

•       Whether the investee’s progress has been substantially more or less than expected;

•       Whether or not the valuations have improved or declined significantly in the investee’s market sector;

•       Whether or not the external fund manager and the Company believe it is probable that the investee will need financing within six months at a lower price than our carrying value; and

•       Whether or not the Company has the ability and intent to hold the investment for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than our cost.

The quarterly valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments (as discussed above), private equity limited partnerships, joint ventures, other limited partnerships, and certain fixed income securities. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments are reported at estimated fair value. These non-publicly traded securities are valued based on factors such as management judgment, recent financial information and other market data.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities at December 31, 2006:

(in millions)	Carrying Value
Investment partnerships, including hedge funds	$2,077
Fixed income securities	208
Equity investments	176
Real estate partnerships and joint ventures	188
Venture capital	465
Total	$3,114

Investment Impairments

The Company recognizes an impairment loss when an invested asset’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and the change is deemed to be other-than-temporary, or if it is determined that the Company will not be able to recover all amounts due pursuant to the issuers’ contractual obligations prior to sale or maturity. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment and any subsequent recoveries in fair value are recognized at disposition.

The Company recognizes a realized loss when impairment is deemed to be other-than-temporary even if a decision to sell an invested asset has not been made. When the Company has decided to sell a temporarily impaired available-for-sale invested asset and the Company does not expect the fair value of the invested asset to fully recover prior to the expected time of sale, the invested asset is deemed to be other-than-temporarily impaired in the period in which the decision to sell is made.

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

The Company’s process for reviewing invested assets for impairments during any quarter includes the following:

•       Identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of investments with gross unrealized investment losses that have fair values less than 80% of cost for six consecutive months or more;

•       Review of portfolio manager(s) recommendations for other-than-temporary impairments based on the investee’s current financial condition, liquidity, near-term recovery prospects and other factors;

•       Consideration of evidential matter, including an evaluation of factors or triggers that may cause individual investments to qualify as having other-than-temporary impairments; and

•       Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

Sales of Temporarily Impaired Invested Assets

The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date for several reasons. For all subsequent sales of invested assets that were considered temporarily impaired at the balance sheet date, the Company contemporaneously documents its rationale for its change in intent or ability to hold to recovery. The rationale for the change in the Company’s ability and intent generally focuses on changes in the economic facts and circumstances related to the invested asset subsequent to the balance sheet date, significant unforeseen changes in the Company’s liquidity needs, or changes in tax laws or the regulatory environment.

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the Company does not have the intent to hold the security. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over the expected holding period. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover prior to the expected date of sale. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), the Company periodically updates its best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.

Real Estate Investments

The carrying value of a real estate property is reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

Other Investments

Mortgage Loans

A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not material at December 31, 2006 and 2005.

Venture Capital Investments and Non-Publicly Traded Investments

Venture capital investments and non-publicly traded investments are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company’s portfolio managers. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding. For a further discussion, please see the venture capital investments and non-publicly traded investments sections under the Valuation of Investments above.

Goodwill Impairments

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), provides guidance on accounting for goodwill subsequent to acquisition. Accordingly, the Company performs a review on at least an annual basis, of goodwill held by its reporting units, which are the Company’s three operating and reportable segments: Business Insurance, Financial, Professional & International Insurance and Personal Insurance.

In August 2006, the Company announced a realignment of two of its three reportable business segments. The former Commercial and Specialty segments were realigned into the Business Insurance segment and the Financial, Professional & International Insurance segment. The Personal segment was renamed Personal Insurance. Goodwill was reallocated among the reportable business segments to align the acquired business with the appropriate reporting segment.

The impairment test, in accordance with FAS 142, is a two-step process. The first step is to identify any potential impairment using a multiple-of-earnings approach to estimate the fair value of the reporting units. The fair values of the reporting units are then compared to their carrying value, including goodwill. If the carrying amounts of the reporting units exceed their fair value, a second step is performed to measure the amount of impairment, if any. The Company’s review resulted in no impairment of goodwill for the years ended December 31, 2006 and 2005.

OTHER UNCERTAINTIES

For a discussion of other risks and uncertainties that could impact the Company’s results of operations or financial condition, see note 15 of notes to the Company’s consolidated financial statements and “Item 1A—Risk Factors.”

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

For a discussion of some of the factors that could cause actual results to differ, see “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates’’.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are managed as of December 31, 2006. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company’s investment portfolio as of December 31, 2006 and 2005 was $72.27 billion and $68.29 billion, respectively, of which 87% and 86% was invested in fixed maturity securities, respectively. At December 31, 2006 and 2005, approximately 6% of the Company’s invested assets were denominated in foreign currencies. The Company’s exposure to equity price risk is not significant. The Company has no direct commodity risk.

The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities’ duration is primarily managed through cash market transactions and treasury futures transactions.

The primary market risk for all of the Company’s debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company’s debt see note 7 to the Company’s consolidated financial statements as well as the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

The Company’s foreign exchange market risk exposure is concentrated in the Company’s invested assets and insurance reserves denominated in foreign currencies. Cash flows from the Company’s foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.8% and 2.4% of the total invested assets at December 31, 2006 and 2005, respectively. No other individual foreign currency accounted for more than 1.8% of the Company’s invested assets at December 31, 2006 or 2005.

There were no other significant changes in the Company’s primary market risk exposures or in how those exposures were managed for the year ended December 31, 2006 compared to the year ended December 31, 2005. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2006 and 2005.

For debt, the change in fair value is determined by calculating hypothetical December 31, 2006 and 2005 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.3 billion and $2.2 billion based on a 100 basis point increase in interest rates as of December 31, 2006 and 2005, respectively.

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

Foreign Currency Exchange Rate Risk

The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The potential loss is reduced by foreign currency forward transactions that are used to hedge a portion of the Company’s exposure to foreign currencies. The Company’s analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $438 million and $374 million at December 31, 2006 and 2005, respectively.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The St. Paul Travelers Companies, Inc.:

We have audited the accompanying consolidated balance sheet of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The St. Paul Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota

February 23, 2007

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

For the year ended December 31,	2006	2005	2004
Revenues
Premiums	$20,760	$20,341	$19,038
Net investment income	3,517	3,165	2,663
Fee income	591	664	706
Net realized investment gains (losses)	11	17	(39)
Other revenues	211	178	176
Total revenues	25,090	24,365	22,544
Claims and expenses
Claims and claim adjustment expenses	12,244	14,927	15,439
Amortization of deferred acquisition costs	3,339	3,252	2,978
General and administrative expenses	3,458	3,229	2,945
Interest expense	324	286	236
Total claims and expenses	19,365	21,694	21,598
Income from continuing operations before income taxes and minority interest	5,725	2,671	946
Income tax expense	1,517	610	69
Minority interest, net of tax	—	—	10
Income from continuing operations	4,208	2,061	867
Discontinued operations:
Operating income (loss), net of taxes	—	(663)	88
Gain on disposal, net of taxes	—	224	—
Income (loss) from discontinued operations	—	(439)	88
Net income	$4,208	$1,622	$955
Basic earnings per share
Income from continuing operations	$6.12	$3.04	$1.42
Income (loss) from discontinued operations	—	(0.65)	0.14
Net income	$6.12	$2.39	$1.56
Diluted earnings per share
Income from continuing operations	$5.91	$2.95	$1.40
Income (loss) from discontinued operations	—	(0.62)	0.13
Net income	$5.91	$2.33	$1.53
Weighted average number of common shares outstanding:
Basic	687.1	676.3	608.3
Diluted	716.7	712.8	628.3

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

At December 31,	2006	2005
Assets
Fixed maturities, available for sale at fair value (including $1,674 and $2,667 subject to securities lending) (amortized cost $62,244 and $58,616)	$62,666	$58,983
Equity securities, at fair value (cost $436 and $538)	473	579
Real estate	793	752
Short-term securities	4,938	4,802
Other investments	3,398	3,171
Total investments	72,268	68,287
Cash	459	337
Investment income accrued	827	761
Premiums receivable	6,181	6,124
Reinsurance recoverables	17,820	19,574
Ceded unearned premiums	1,243	1,322
Deferred acquisition costs	1,615	1,527
Deferred tax asset	1,536	2,062
Contractholder receivables	5,023	5,516
Goodwill	3,438	3,442
Intangible assets	764	917
Other assets	2,587	3,318
Total assets	$113,761	$113,187
Liabilities
Claims and claim adjustment expense reserves	$59,288	$61,090
Unearned premium reserves	11,228	10,927
Contractholder payables	5,023	5,516
Payables for reinsurance premiums	685	720
Debt	5,760	5,850
Other liabilities	6,642	6,781
Total liabilities	88,626	90,884
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares and 0.5 shares issued and outstanding)	129	153
Common stock (1,750.0 shares authorized; 678.3 and 693.4 shares issued and outstanding)	18,530	18,096
Retained earnings	7,253	3,750
Accumulated other changes in equity from nonowner sources	452	351
Treasury stock, at cost (25.2 and 1.2 shares)	(1,229)	(47)
Total shareholders’ equity	25,135	22,303
Total liabilities and shareholders’ equity	$113,761	$113,187

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2006	2005	2004
Convertible preferred stock—savings plan
Balance, beginning of year	$153	$193	$—
Preferred stock assumed at merger	—	—	219
Redemptions during year	(24)	(40)	(26)
Balance, end of year	129	153	193
Guaranteed obligation—stock ownership plan
Balance, beginning of year	—	(5)	—
Obligations assumed at merger	—	—	(15)
Principal payments	—	5	10
Balance, end of year	—	—	(5)
Total preferred shareholders’ equity	129	153	188
Common stock and additional paid-in capital
Balance, beginning of year	18,096	17,331	8,685
Net shares issued under employee share-based compensation plans	260	208	140
Compensation amortization under share-based plans and other changes	174	115	32
Shares issued pursuant to maturity of equity unit forward contracts	—	442	—
Shares issued for merger	—	—	8,608
Adjustment for treasury shares cancelled and retired at merger	—	—	(91)
Unvested equity-based awards assumed in merger	—	—	(43)
Balance, end of year	18,530	18,096	17,331
Retained earnings
Balance, beginning of year	3,750	2,744	2,290
Net income	4,208	1,622	955
Dividends declared	(701)	(628)	(529)
Minority interest and other	(4)	12	28
Balance, end of year	7,253	3,750	2,744
Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	351	952	1,086
Change in net unrealized gain (loss) on investment securities	126	(541)	(192)
Change in minimum pension liability adjustment	—	(8)	—
Net change in unrealized foreign currency translation and other changes	55	(52)	58
Adjustment to initially apply FAS Statement No. 158, net of tax	(80)	—	—
Balance, end of year	452	351	952
Treasury stock (at cost)
Balance, beginning of year	(47)	(14)	(74)
Treasury shares acquired—share repurchase program	(1,121)	—	—
Net shares acquired related to employee share-based compensation plans	(61)	(33)	(31)
Treasury shares cancelled and retired at merger	—	—	91
Balance, end of year	(1,229)	(47)	(14)
Total common shareholders’ equity	25,006	22,150	21,013
Total shareholders’ equity	$25,135	$22,303	$21,201
Common shares outstanding
Balance, beginning of year	693.4	670.3	435.8
Net shares issued under employee share-based compensation plans	7.7	7.9	5.2
Common shares issued pursuant to maturity of equity unit forward contracts	—	15.2	—
Treasury shares acquired—share repurchase program	(22.8)	—	—
Common shares assumed at merger	—	—	229.3
Balance, end of year	678.3	693.4	670.3
Summary of changes in equity from nonowner sources
Net income	$4,208	$1,622	$955
Other changes in equity from nonowner sources, net of tax	181	(601)	(134)
Total changes in equity from nonowner sources	$4,389	$1,021	$821

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2006	2005	2004
Cash flows from operating activities
Net income	$4,208	$1,622	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	—	439	(88)
Net realized investment (gains) losses	(11)	(17)	39
Depreciation and amortization	808	691	522
Deferred federal income tax (benefit) on continuing operations	521	500	(280)
Amortization of deferred policy acquisition costs	3,339	3,252	2,978
Premiums receivable	(57)	77	320
Reinsurance recoverables	1,998	(520)	584
Deferred acquisition costs	(3,427)	(3,220)	(2,948)
Claims and claim adjustment expense reserves	(2,565)	2,032	3,473
Unearned premium reserves	300	(383)	(42)
Trading account activities	6	6	20
Gain on redemption of subordinated debentures	(42)	—	—
Excess tax benefits from share-based payment arrangements	(16)	—	—
Other	(288)	(890)	(467)
Net cash provided by operating activities of continuing operations	4,774	3,589	5,066
Net cash provided by operating activities of discontinued operations	—	24	175
Net cash provided by operating activities	4,774	3,613	5,241
Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,810	4,952	5,621
Proceeds from sales of investments:
Fixed maturities	4,401	5,192	7,945
Equity securities	285	403	265
Real estate	—	37	—
Purchases of investments:
Fixed maturities	(13,845)	(16,046)	(16,522)
Equity securities	(83)	(63)	(94)
Real estate	(75)	(49)	(22)
Short-term securities, (purchases) sales, net	(85)	142	(1,913)
Other investments, net	406	724	964
Securities transactions in course of settlement	447	(595)	(1,108)
Net cash acquired in merger	—	—	148
Other	(325)	(132)	69
Net cash used in investing activities of continuing operations	(3,064)	(5,435)	(4,647)
Net cash used in investing activities of discontinued operations	—	(20)	(139)
Net cash used in investing activities	(3,064)	(5,455)	(4,786)
Cash flows from financing activities
Issuance of debt	786	400	302
Payment of debt	(806)	(815)	(227)
Dividends paid to shareholders	(702)	(628)	(642)
Issuance of common stock—- employee share options	216	164	111
Treasury stock acquired—share repurchase program	(1,103)	—	—
Treasury stock acquired—net employee share-based compensation	(17)	(33)	(23)
Excess tax benefits from share-based payment arrangements	16	—	—
Issuance of common stock—maturity of equity unit forward contracts	—	442	—
Repurchase of minority interest of subsidiary	—	—	(76)
Other	17	(3)	39
Net cash used in financing activities of continuing operations	(1,593)	(473)	(516)
Net cash provided by (used in) financing activities of discontinued operations	—	4	(24)
Net cash used in financing activities	(1,593)	(469)	(540)
Effect of exchange rate changes on cash	5	(5)	7
Elimination of cash provided by discontinued operations	—	(8)	(12)
Net proceeds from sale of discontinued operations	—	2,399	—
Net increase (decrease) in cash	122	75	(90)
Cash at beginning of period	337	262	352
Cash at end of period	$459	$337	$262
Supplemental disclosure of cash flow information
Income taxes paid	$861	$826	$606
Interest paid	$358	$337	$286

See notes to consolidated financial statements.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The St. Paul Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition. Accordingly, all financial information presented herein for the twelve months ended December 31, 2006 and 2005 reflects the consolidated accounts of SPC and TPC. The financial information presented herein for the twelve months ended December 31, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation, including reclassifications related to the realignment of the Company’s reportable business segments described in the “Nature of Operations” section of this note. All material intercompany transactions and balances have been eliminated.

Adoption of New Accounting Standards

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). FAS 158 requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position, measured as the difference between plan assets at fair value and the benefit obligation, and to recognize as a component of accumulated other changes in equity from nonowner sources, net of tax, actuarial gains or losses and prior service costs or credits that arise during the period but which are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions (FAS 87), or FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (FAS 106). The provisions of FAS 87 and FAS 106 continue to apply in measuring plan assets and benefit obligations, as of the date of the fiscal year-end statement of financial position, and in determining the amount of net periodic benefit cost. The provisions of FAS 158 were effective for fiscal years ending after December 15, 2006 and are not to be applied retrospectively. The Company’s adoption of FAS 158 at December 31, 2006 resulted in an $80 million reduction, net of tax, to shareholders’ equity and is recognized as an adjustment to the ending

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balance of accumulated other changes in equity from nonowner sources. The adoption of FAS 158 did not affect the Company’s results of operations or liquidity as FAS 158 does not affect the determination of net periodic pension cost. See note 12.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), as an interpretation by the SEC staff of the process of quantifying financial statement misstatements for purposes of determining whether a misstatement is material. SAB 108 was issued to address diversity in practice used by registrants in quantifying financial statement misstatements, and the potential under the current practice for the build up of improper amounts on the balance sheet. SAB 108 requires registrants to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year statements, on the current year financial statements (i.e., the income statement and the balance sheet). Staff Accounting Bulletin No. 99, Materiality, which requires that both qualitative and quantitative factors be evaluated in determining whether a misstatement is material to the financial statements, is not affected by the issuance of SAB 108.

SAB 108 was effective for the first interim period of the first fiscal year ending after November 15, 2006, with early adoption encouraged. The adoption of SAB 108 at December 31, 2006 had no effect on the Company’s results of operations, financial condition or liquidity.

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

In addition, the accounting for certain grants of equity awards to individuals who are retirement-eligible on the date of grant has been clarified. FAS 123R states that an employee’s share-based award becomes vested, for expensing purposes, at the date that the employee’s right to receive or retain equity shares is no longer contingent on the satisfaction of a market, performance or service condition. Accordingly, awards granted to retirement-eligible employees are not contingent on satisfying a service condition and therefore are recognized at fair value on the date of the grant. Additionally, the period over which cost is recognized for awards granted to those who become retirement-eligible before the vesting

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

date will be from the grant date to the retirement-eligible date rather than to the vesting date. This guidance is to be applied prospectively to new or modified awards granted upon adoption of FAS 123R.

The adoption of FAS 123R at January 1, 2006 using modified prospective application did not have a material effect on the Company’s results of operations, financial condition or liquidity. See note 11.

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (FAS 154), which replaced APB Opinion No. 20, Accounting Changes, and FASB Statement of Financial Accounting Standards No. 3, Reporting Changes in Interim Financial Statements. FAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. FAS 154 was effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early adoption was permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. It did not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of December 15, 2005. The adoption of FAS 154 at January 1, 2006 had no effect on the Company’s results of operations, financial condition or liquidity.

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

American Jobs Creation Act—Repatriation of Foreign Earnings

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Not Yet Adopted

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.

SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The adoption of SOP 05-1 effective January 1, 2007 did not have a material effect on the Company’s results of operations, financial condition or liquidity.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 nullifies the guidance in the FASB’s Derivatives Implementation Group Issue D1 “Application of Statement 133 to Beneficial Interests in Securitized Assets”, which had deferred the bifurcation requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), for certain beneficial interests in securitized financial assets. FAS 155 requires beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments that contain an embedded derivative requiring bifurcation.

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

In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a limited scope exception from paragraph 13(b) of FAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and if both of the following criterion are met: (a)  the investor does not control the right to accelerate the settlement, and (b) the securitized interest does not contain an embedded derivative for

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which bifurcation would be required other than an embedded derivative that results from embedded call options in the underlying financial assets. B40 is effective upon the adoption of FAS 155, except for criterion (b) which is not applicable to securitized interests issued before June 30, 2007, and that only include embedded derivatives that have an extremely remote possibility of having greater than a trivial fair value during the life of the securitized interest.

FAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, for contracts where the fair value option has been elected, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company adopted FAS 155 effective January 1, 2007. Since it did not elect the fair value option, it did not have a cumulative effect upon adoption of FAS 155. The ongoing effect of adopting FAS 155 will not be material to the Company’s results of operations, financial condition or  liquidity.

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

In February 2007, the FASB announced that it plans to issue a FASB Staff Position (FSP) to amend FIN 48. The proposed FSP is expected to be exposed for a 30-day comment period and, if adopted, would be effective at the time a company initially adopts FIN 48.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The estimated impact of adopting FIN 48 at January 1, 2007, before considering the impact, if any, of the yet to be issued FSP, is not expected to have a material effect on the Company’s results of operations, financial condition or liquidity.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB issued Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 requires a company to recognize a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-4 effective January 1, 2007 did not have a material effect on the Company’s results of operations, financial condition or liquidity.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregate those amounts and disclose parenthetically the amount of fair value included in the aggregate amount.

FAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retrospective application would not be permitted. The Company is currently evaluating the impact, if any, of FAS 159 on its results of operations, financial condition and liquidity.

Accounting Policies

Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to accumulated other changes in equity from nonowner sources. Equity securities, which include common and nonredeemable preferred stocks, are classified as available for sale with changes in fair value, net of income tax, charged or credited directly to accumulated other changes in equity from nonowner sources.

The Company’s real estate investments include warehouses, office buildings and other commercial land and properties that are directly owned. Real estate properties are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the shorter of the expected useful life of the building or 39 years. Accumulated depreciation on real estate held for investment purposes was $82 million and $48 million at December 31, 2006 and 2005, respectively. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell.

Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

Other investments include: venture capital investments, through direct ownership and limited partnerships; private equity limited partnerships; joint ventures; other limited partnerships; mortgage loans and trading securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Mortgage loans are carried at amortized cost. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period.

Valuation of Investments

Fixed Maturities and Equity Securities

Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Equity securities are valued based on quoted market prices.

The following table identifies the fair value of fixed maturity securities by pricing source at December 31, 2006 and 2005.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2006		2005
(in millions)	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value

Priced via independent market quotations	$61,946	91.6%	$58,351	91.5%
Priced via broker quotations	173	0.3	176	0.3
Priced via matrices	255	0.4	210	0.3
Priced via other methods	292	0.4	246	0.4
Short-term investments (1)	4,938	7.3	4,802	7.5
Total	$67,604	100.0%	$63,785	100.0%

(1)          Short-term investments are primarily valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Real Estate

Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. The Company had no real estate held for sale at December 31, 2006 or 2005.

Venture Capital Investments

Other investments include venture capital investments, which are generally non-publicly traded instruments in early-stage companies and, historically, have a holding period of four to seven years. These investments have primarily been made in the health care, software and computer services, and networking and information technologies infrastructures industries. The Company typically is involved with venture capital companies early in their formation, as they are developing and determining the viability of, and market demand for, their product. Generally, the Company does not expect these venture capital companies to record revenues in the early stages of their development, which can often take three to four years, and does not generally expect them to become profitable for an even longer period of time.

Certain venture capital investments that are controlled by the Company are consolidated in the Company’s financial statements. The underlying investments of these venture capital investments are reported at estimated fair value. The fair value of the venture capital investments is based on an estimate determined by the external fund manager and reviewed by the Company for investments in which there is no public market. The external fund manager reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.

With respect to the Company’s valuation of such non-publicly traded venture capital investments, on a quarterly basis, the Company’s portfolio managers and the external fund manager review and consider a variety of factors in determining the valuation of the investments and the potential for other-than-temporary impairments. Factors considered include the following:

•       The investee’s most recent financing events;

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•       An analysis of whether a fundamental deterioration or improvement has occurred;

•       Whether the investee’s progress has been substantially more or less than expected;

•       Whether or not the valuations have improved or declined significantly in the investee’s market sector;

•       Whether or not the external fund manager and the Company believe it is probable that the investee will need financing within six months at a lower price than our carrying value; and

•       Whether or not the Company has the ability and intent to hold the investment for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than our cost.

The quarterly valuation procedures described above are in addition to the portfolio managers’ ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Non-Publicly Traded Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments (as discussed above), private equity limited partnerships, joint ventures, other limited partnerships, and certain fixed income securities. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments are reported at estimated fair value. These non-publicly traded securities are valued based on factors such as management judgment, recent financial information and other market data.

Investment Impairments

The Company recognizes an impairment loss when an invested asset’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and the change is deemed to be other-than-temporary, or if it is determined that the Company will not be able to recover all amounts due pursuant to the issuers’ contractual obligations prior to sale or maturity. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment and any subsequent recoveries in fair value are recognized at disposition.

The Company recognizes a realized loss when impairment is deemed to be other-than-temporary even if a decision to sell an invested asset has not been made. When the Company has decided to sell a temporarily impaired available-for-sale invested asset and the Company does not expect the fair value of the invested asset to fully recover prior to the expected time of sale, the invested asset is deemed to be other-than-temporarily impaired in the period in which the decision to sell is made.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s process for reviewing invested assets for impairments during any quarter includes the following:

•       Identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of investments with gross unrealized investment losses that have fair values less than 80% of cost for six consecutive months or more;

•       Review of portfolio manager(s) recommendations for other-than-temporary impairments based on the investee’s current financial condition, liquidity, near-term recovery prospects and other factors;

•       Consideration of evidential matter, including an evaluation of factors or triggers that may cause individual investments to qualify as having other-than-temporary impairments; and

•       Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

Sales of Temporarily Impaired Invested Assets

The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date for several reasons. For all subsequent sales of invested assets that were considered temporarily impaired at the balance sheet date, the Company contemporaneously documents its rationale for its change in intent or ability to hold to recovery.  The rationale for the change in the Company’s ability and intent generally focuses on changes in the economic facts and circumstances related to the invested asset subsequent to the balance sheet date, significant unforeseen changes in the Company’s liquidity needs, or changes in tax laws or the regulatory environment.

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the Company does not have the intent to hold the security. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over the expected holding period. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover prior to the expected date of sale. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), the Company periodically updates its best estimate of cash flows over the life of the security. If management determines that the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized.

Other Investments

Real Estate Investments

The carrying value of a real estate property is reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loans

A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not material at December 31, 2006 and 2005.

Venture Capital Investments and Non-Publicly Traded Investments

Venture capital investments and non-publicly traded investments are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company’s portfolio managers. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding. For a further discussion, please see the “venture capital investments” and “non-publicly traded investments” sections under the “Valuation of Investments” above.

Net Investment Income

Investment income from fixed maturities and mortgage loans is recognized based on the constant effective yield method including estimated principal repayments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method.  Dividends on equity securities are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term. See note 3 for further discussion. Undistributed income for equity method investments is reported in net investment income.

Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not material.

Investment Gains and Losses

Net realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. Included in net realized investment gains (losses) are other-than-temporary impairment losses on invested assets as described above in the “Investment Impairment” section above.

Reinsurance Recoverables

Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance for estimated uncollectible reinsurance recoverables. Any subsequent collections of amounts previously written off are reported as part of claim and claim adjustment expenses. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

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

Goodwill and Other Intangible Assets

A review is performed on at least an annual basis, of goodwill held by the reporting units, which are the Company’s three operating and reportable segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance.

The impairment test is a two-step process. The first step is to identify any potential impairment using a multiple-of-earnings approach to estimate the fair value of the reporting units. The fair values of the reporting units are then compared to their carrying value, including goodwill. If the carrying amounts of the reporting units exceed their fair value, a second step is performed to measure the amount of impairment, if any.

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

Claims and Claim Adjustment Expense Reserves

Claims and claim adjustment expense reserves represent estimates for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance, which totaled $1.98 billion and $1.92 billion at December 31, 2006 and 2005, respectively, were discounted using a rate of 5% at December 31, 2006 and 2005. Reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, totaled $34 million at December 31, 2005, and were discounted using a rate of 2.6% at that date. There were no such reserves at December 31, 2006. Reserves for certain assumed reinsurance business were discounted using a rate of 7% and a range of rates from 5% to 7.5% at December 31, 2006 and 2005, respectively, and totaled $37 million and $79 million at December 31, 2006 and 2005, respectively.

In determining claims and claim adjustment expense reserves, the Company performs a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed periodically by qualified actuaries employed by the Company. These reserves represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and financial condition and could occur in a future period.

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

Other Liabilities

Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2006 and 2005, the Company had a liability of $263 million and $278 million, respectively, for guaranty fund and other assessments and related recoverables of $11 million and $12 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.

Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total Company net written premiums for each of the years ended December 31, 2006, 2005 and 2004. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $29 million and $30 million at December 31, 2006 and 2005, respectively.

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

Reinsurance to Close

Under the accounting conventions used by Lloyd’s members, each underwriting account is normally kept open for three years and the underwriting results determined at the end of the third year when the account is closed, although a longer period may be required in order to determine reserves at the required degree of accuracy/confidence for exposures having significant uncertainty. When a year of account is closed, a reinsurance contract (the “reinsurance to close” or RITC) is entered into with a subsequent year of account (normally the following year of account) in consideration for which all subsequent underwriting transactions resulting from the closing year and all previous years reinsured therein are brought forward to (accept by) the subsequent year of account. The RITC, which is calculated by the underwriter and approved by the managing agent, comprises an estimate of all net outstanding liabilities of the closing year and all previous years.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In February 2006, following approval by the respective managing agencies, the 2003 and prior years of account of Lloyd’s Syndicates 5000 and 779 closed through reinsurance to close (RITC) into the 2004 year of account, for which the Company is the capital provider through its 100% ownership of Lloyd’s members F&G UK Underwriters, Ltd. and Aprilgrange, Ltd. The RITC was effective January 1, 2006. The RITC resulted in the Company acquiring $538 million of net claim and claim adjustment expense reserves (net of $243 million of reinsurance recoverables), $470 million of investments, $29 million of cash and other net assets during the first quarter of 2006. There was no impact on the Company’s results of operations at the time the RITC was recorded.

Fee Income

Fee income includes servicing fees from carriers and revenues from large deductible policies and service contracts and is recognized pro rata over the contract or policy periods.

Other Revenues

Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and redemption of debt, and other miscellaneous revenues.

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

Foreign Currency Translation

The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reflected in earnings. Functional currency amounts are then translated into U.S. dollars. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of accumulated other changes in equity from nonowner sources. The foreign currency remeasurement and translation are calculated using current exchange rates for items reported in the balance sheets and average exchange rates for items recorded in earnings.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company has an employee stock incentive compensation plan that permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock.

The stock-based awards are measured at fair value on the date of grant. Stock option fair value is estimated by application of an option pricing model, while restricted stock and deferred stock fair value is measured at the market price of a share on the grant date.

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

Derivative Financial Instruments

The Company may use derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company’s insurance subsidiaries do not hold or issue derivative instruments for trading purposes. The Company recognizes all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. For an instrument to qualify as a hedge, the hedge relationship must be designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge, including the item and risk that is being hedged, the derivative that is being used, and how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in net realized investment gains (losses). The recognition of gains or losses on derivative instruments that have been designated and qualify as a hedge depends upon whether the derivative instrument is a fair value hedge, a cash flow hedge or a foreign currency hedge.

Derivatives that do not qualify for hedge accounting are carried at fair value with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations

The Company is organized into three reportable business segments: Business Insurance, Financial, Professional & International Insurance and Personal Insurance. In August 2006, the Company announced a realignment of two of its three reportable business segments. The former Commercial and Specialty segments were realigned into two new reportable segments: the Business Insurance segment and the Financial, Professional & International Insurance segment. The Personal segment was renamed Personal Insurance. The changes were designed to reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on type of customer, how the business is marketed and the manner in which risks are underwritten. The following discussion reflects the realigned segment reporting structure, and the financial data for prior periods presented has been reclassified to be consistent with the new segment structure.

The specific business segments are as follows:

Business Insurance

The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

•       Select Accounts serves small businesses for property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers’ compensation insurance.

•       Commercial Accounts serves primarily mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers’ compensation insurance. Certain units included in Commercial Accounts prior to the realignment are now included in the Industry-Focused Underwriting, Target Risk Underwriting or Specialized Distribution groups.

•       National Accounts comprises three business units. The largest provides casualty products and services to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability. National Accounts also includes Discover Re, which provides property and casualty insurance products on an unbundled basis using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. In addition, National Accounts includes the commercial residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

•        Boiler & Machinery serves customers ranging from small businesses to Fortune 100 companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages.  Through the BoilerRe unit, Boiler & Machinery also serves other

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

property casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004; and the Company’s Personal Catastrophe Risk operation, which was sold in November 2005. The Company’s Personal Catastrophe Risk business had been included in the Specialty segment prior to the August 2006 segment realignment. In accordance with the terms of the sale agreement, the Company retained responsibility for the pre-sale claims and claim adjustment expense reserves related to the Personal Catastrophe Risk operation and remains responsible for any changes in estimates in those reserves through a quota-share reinsurance agreement. These are collectively referred to as Business Insurance Other. The Personal Catastrophe Risk operation accounted for the majority of net written premiums in this category in 2005. In 2004, Gulf and the Personal Catastrophe Risk operation accounted for the majority of written premiums in this category.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis. The segment includes the following groups:

•       Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes surety and fidelity bonds, for construction and general commercial enterprises; professional liability and management liability for public corporations, private companies and not-for-profit organizations for losses caused by the negligence or misconduct of named directors and officers; professional liability for a variety of professionals, such

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as lawyers, design professionals and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice; and a full range of property, auto, liability, fidelity and professional/management liability insurance for financial institutions. This business represents the fourth quarter 2006 combination of the Company’s previous Bond and Financial & Professional Services marketing groups.

In December 2006, the Company reached a definitive agreement to sell its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $79 million of net written premiums in 2006. The impact of this transaction will not be material to the Company’s results of operations or financial condition.

•       International and Lloyd’s includes coverages marketed to and underwritten for several customer groups within the United Kingdom, Canada and the Republic of Ireland and business written as a Corporate Member at Lloyd’s. International offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. International primarily underwrites employers’ liability (similar to workers’ compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property exposures. The Company underwrites four principal lines of business—aviation, marine, global property, and accident and special risks—through its Lloyd’s syndicate (Syndicate 5000), for which the Company provides 100% of the capital. During the second half of 2004, the Company made a decision to exit certain portions of the Lloyd’s personal lines business and, in early 2005, sold the right to renew this business as well as the operating companies that supported it.

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

In January 2007, the Company reached a definitive agreement to sell its subsidiary, Mendota Insurance Company and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for approximately $187 million of net written premium volume in 2006. The sale is not expected to be material to the Company’s results of operations or financial condition.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

The company is organized into three reportable business segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance. The accounting policies used to generate the following segment data are the same as those described in the Summary of Significant Accounting Policies in note 1. The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments were not material.

The Company allocates invested assets and the related net investment income (NII) to its reportable business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields. The investment yield for capital reflects the average yield on the total investment portfolio. It is the application of the yields to the segments’ investable funds and capital that determines the respective business segment’s share of actual NII.

The cost of the Company’s catastrophe treaty program is included in the Company’s ceded premiums and is allocated among reportable business segments based on an estimate of actual market reinsurance pricing using expected losses calculated by the Company’s catastrophe model, adjusted for any experience adjustments. For Hurricane Katrina in 2005, the initial allocation of reinsurance recoverables to the segments was based upon the best estimate of segment incurred losses.

The following tables summarize the components of the Company’s revenues, operating income (loss) and total assets by reportable business segments. Financial data for prior years presented in the tables was reclassified to be consistent with the new segment structure implemented in 2006.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at and for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2006
Premiums	$10,876	$3,321	$6,563	$20,760
Net investment income	2,538	429	548	3,515
Fee income	591	—	—	591
Other revenues	44	26	94	164
Total operating revenues(1)	$14,049	$3,776	$7,205	$25,030
Amortization and depreciation	$2,109	$769	$1,282	$4,160
Income tax expense	918	199	518	1,635
Operating income(1)	2,622	609	1,132	4,363
2005
Premiums	$11,116	$3,197	$6,028	$20,341
Net investment income	2,341	360	457	3,158
Fee income	663	1	—	664
Other revenues	64	20	96	180
Total operating revenues(1)	$14,184	$3,578	$6,581	$24,343
Amortization and depreciation	$2,053	$764	$1,141	$3,958
Income tax expense	172	226	342	740
Operating income(1)	1,044	391	775	2,210
2004
Premiums	$10,929	$2,529	$5,580	$19,038
Net investment income	1,980	235	442	2,657
Fee income	706	—	—	706
Other revenues	60	17	91	168
Total operating revenues(1)	$13,675	$2,781	$6,113	$22,569
Amortization and depreciation	$1,446	$570	$952	$2,968
Income tax expense (benefit)	(93)	(181)	442	168
Operating income (loss)(1)	460	(322)	939	1,077

(1)          Operating revenues for reportable business segments exclude net realized investment gains (losses) and revenues from discontinued operations. Operating income (loss) for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Business Insurance:
Select Accounts	$2,663	$2,722	$2,555
Commercial Accounts	2,376	2,330	2,273
National Accounts	1,135	1,230	1,040
Industry-Focused Underwriting	2,196	2,080	1,747
Target Risk Underwriting	1,629	1,482	1,345
Specialized Distribution	1,022	908	807
Total Business Insurance Core	11,021	10,752	9,767
Business Insurance Other	25	247	607
Total Business Insurance	11,046	10,999	10,374
Financial, Professional & International Insurance:
Bond & Financial Products	2,255	2,117	1,819
International and Lloyd’s	1,138	1,042	889
Total Financial, Professional & International Insurance	3,393	3,159	2,708
Personal Insurance:
Automobile	3,692	3,477	3,433
Homeowners and other	3,019	2,751	2,496
Total Personal Insurance	6,711	6,228	5,929
Total consolidated written premiums	$21,150	$20,386	$19,011

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(at and for the year ended December 31, in millions)	2006	2005	2004
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$3,056	$2,958	$2,755
Workers’ compensation	1,970	2,015	1,932
Commercial automobile	1,999	2,144	2,081
Property	1,901	1,860	1,934
General liability	1,929	2,075	2,085
Other	21	64	142
Total Business Insurance	10,876	11,116	10,929
Financial, Professional & International Insurance:
Fidelity and surety	1,093	1,053	881
General liability	1,005	912	680
International	1,101	1,126	898
Other	122	106	70
Total Financial, Professional & International Insurance	3,321	3,197	2,529
Personal Insurance:
Automobile	3,672	3,428	3,320
Homeowners and other	2,891	2,600	2,260
Total Personal Insurance	6,563	6,028	5,580
Total earned premiums	20,760	20,341	19,038
Net investment income	3,515	3,158	2,657
Fee income	591	664	706
Other revenues	164	180	168
Total operating revenues for reportable segments	25,030	24,343	22,569
Interest Expense and Other	49	5	14
Net realized investment gains (losses)	11	17	(39)
Total consolidated revenues	$25,090	$24,365	$22,544
Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$4,363	$2,210	$1,077
Interest Expense and Other(1)	(163)	(184)	(182)
Total operating income from continuing operations	4,200	2,026	895
Net realized investment gains (losses)	8	35	(28)
Total income from continuing operations	4,208	2,061	867
Discontinued operations	—	(439)	88
Total consolidated net income	$4,208	$1,622	$955

(1)          The primary component of Interest Expense and Other is after-tax interest expense of $207 million, $186 million and $151 million in 2006, 2005 and 2004, respectively. The 2006 total also reflects a $27 million after-tax gain on the redemption of the Company’s $593 million, 7.60% subordinated debentures. See note 7.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2006	2005
Asset reconciliation:
Business Insurance	$86,640	$87,188
Financial, Professional & International Insurance	13,265	11,908
Personal Insurance	13,294	12,710
Total assets for reportable segments	113,199	111,806
Other assets(1)	562	1,381
Total consolidated assets	$113,761	$113,187

(1)          The primary components of other assets in 2006 were accrued over-funded benefit plan assets and deferred taxes, and in 2005 were invested assets, prepaid pension costs and deferred taxes. Beginning in 2006, the Company allocated a higher percentage of invested assets held at the parent company to its reportable business segments to be consistent with the manner in which management reviews segment results.

Enterprise-Wide Disclosures

Revenues from internal customers for the years ended December 31, 2006, 2005 and 2004 were not material. Foreign assets at December 31, 2006 and 2005 also were not significant. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

The following table presents revenues of the Company’s operations based on location:

(for the year ended December 31, in millions)	2006	2005	2004
U.S.	$23,588	$22,908	$21,640
Non-U.S.	1,502	1,457	904
Total revenues	$25,090	$24,365	$22,544

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

The Company’s investment portfolio includes the fixed maturities, equity securities, and other investments acquired in the merger at their fair values as of the merger date. The fair value at acquisition became the new cost basis for these investments.

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized
(at December 31, 2006, in millions)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,665	$52	$128	$7,589
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,736	13	31	2,718
Obligations of states, municipalities and political subdivisions	35,326	661	80	35,907
Debt securities issued by foreign governments	1,550	12	10	1,552
All other corporate bonds	14,866	165	247	14,784
Redeemable preferred stock	101	16	1	116
Total	$62,244	$919	$497	$62,666

	Amortized	Gross Unrealized
(at December 31, 2005, in millions)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,997	$66	$121	$7,942
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	3,458	18	35	3,441
Obligations of states, municipalities and political subdivisions	31,372	587	137	31,822
Debt securities issued by foreign governments	1,583	11	6	1,588
All other corporate bonds	14,098	201	230	14,069
Redeemable preferred stock	108	14	1	121
Total	$58,616	$897	$530	$58,983

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2006, in millions)	Amortized Cost	Fair Value
Due in one year or less	$3,484	$3,477
Due after 1 year through 5 years	13,161	13,173
Due after 5 years through 10 years	16,950	16,999
Due after 10 years	20,984	21,428
	54,579	55,077
Mortgage-backed securities	7,665	7,589
Total	$62,244	$62,666

The Company makes investments in collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. The Company does not purchase residual interests in CMOs.

At December 31, 2006 and 2005, the Company held CMOs classified as available for sale with a fair value of $3.56 billion and $3.43 billion, respectively (excluding Commercial Mortgage-Backed Securities of $1.07 billion and $1.16 billion, respectively). Approximately 36% and 43% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2006 and 2005, respectively. In addition, the Company held $4.36 billion and $4.83 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2006 and 2005, respectively. Virtually all of these securities are rated Aaa.

At December 31, 2006 and 2005, the Company had $1.67 billion and $2.67 billion, respectively, of securities on loan as part of a tri-party lending agreement. At December 31, 2006 and 2005, respectively, $0 and $119 million of securities were subject to dollar-roll repurchase agreements.

Proceeds from sales of fixed maturities classified as available for sale were $4.40 billion, $5.19 billion and $7.95 billion in 2006, 2005 and 2004, respectively. Gross gains of $95 million, $129 million and $202 million and gross losses of $121 million, $118 million and $126 million were realized on those sales in 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the Company’s insurance subsidiaries had $4.44 billion and $4.00 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory requirements.

The Company has certain subsidiaries that are required to hold investments in trust in conjunction with its runoff reinsurance businesses. These trust funds had a fair value of $298 million and $374 million at December 31, 2006 and 2005, respectively. Additionally, these subsidiaries have funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors. These funds had a fair value of $43 million at both December 31, 2006 and 2005. The Company also had $253 million of other investments pledged as collateral securing outstanding letters of credit.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Common stock	$88	$27	$—	$115
Non-redeemable preferred stock	348	15	5	358
Total	$436	$42	$5	$473

		Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Common stock	$136	$24	$3	$157
Non-redeemable preferred stock	402	24	4	422
Total	$538	$48	$7	$579

Proceeds from sales of equity securities were $285 million, $403 million and $265 million in 2006, 2005 and 2004, respectively, resulting in gross realized gains of $29 million, $43 million and $37 million and gross realized losses of $4 million, $9 million and $8 million, respectively.

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

Proceeds from the sale of real estate investments totaled $37 million in 2005. Gross gains of $15 million were realized on those sales, and no gross losses were recognized. The Company did not sell any real estate investments in 2006 or 2004.

Future minimum rental income expected on operating leases relating to the Company’s real estate properties is $97 million, $85 million, $68 million, $53 million, $35 million, and $51 million for 2007, 2008, 2009, 2010, 2011 and 2012 and thereafter, respectively.

Short-term Investments

Short-term investments consist primarily of money market instruments and other debt securities purchased with a maturity of less than one year. The amortized cost of these securities, which totaled $4.94 billion and $4.80 billion at December 31, 2006 and 2005, respectively, approximates their fair value.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Other Investments

Venture Capital.   The cost and fair value of investments in venture capital were as follows:

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Venture capital	$392	$109	$1	$500

		Gross Unrealized		Fair
(at December 31, 2005, in millions)	Cost	Gains	Losses	Value
Venture capital	$406	$91	$2	$495

Other.   Other Investments also include private equity limited partnerships, joint ventures, other limited partnerships, mortgage loans and trading securities.

Variable Interest Entities (VIEs)

The following entities are consolidated:

•       Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position. As of December 31, 2006 and 2005, there were 35 and 36 such trusts, respectively, which held a combined total of $391 million and $441million, respectively, in municipal securities, of which $76 million and $84 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at December 31, 2006 and 2005 was $315 million and $357 million, respectively.

The Company has significant interests in the following VIEs which are not consolidated because the Company is not considered to be the primary beneficiary:

•       The Company has a significant variable interest in two real estate entities. Of these two investments, one became a reportable VIE in 2006 due to an increase in the Company’s ownership interest. These investments have total assets of approximately $305 million and $299 million as of December 31, 2006 and 2005, respectively. The carrying value of the Company’s share of these investments was approximately $33 million and $38 million at December 31, 2006 and 2005, respectively. The Company has an unfunded commitment of $12 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount. The purpose of the Company’s involvement in these entities is to generate investment returns.

•       The Company has a significant variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $187 million. The fair value of this obligation as of December 31, 2006 and 2005 was $65 million and $66 million, respectively. See “Guarantees” section of note 15.

The Company has other significant interests in variable interest entities that are not material.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

The following securities are not consolidated:

•       Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company - These securities were issued by four separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company. The subordinated debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $399 million and $1.03 billion at December 31, 2006 and 2005, respectively. During 2006, the Company redeemed the $593 million, 7.60% subordinated debentures issued to St. Paul Capital Trust I, which in turn redeemed its preferred securities.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at December 31, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$1,245	$11	$4,125	$117	$5,370	$128
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,014	2	964	29	1,978	31
Obligations of states, municipalities and political subdivisions	4,468	16	4,077	64	8,545	80
Debt securities issued by foreign governments	861	6	406	4	1,267	10
All other corporate bonds	3,690	36	6,325	211	10,015	247
Redeemable preferred stock	1	—	5	1	6	1
Total fixed maturities	11,279	71	15,902	426	27,181	497
Equity securities
Common stock	3	—	1	—	4	—
Nonredeemable preferred stock	50	1	53	4	103	5
Total equity securities	53	1	54	4	107	5
Venture capital	—	—	14	1	14	1
Total	$11,332	$72	$15,970	$431	$27,302	$503

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2005, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	$4,046	$62	$1,673	$59	$5,719	$121
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,395	18	576	17	2,971	35
Obligations of states, municipalities and political subdivisions	9,524	86	2,331	51	11,855	137
Debt securities issued by foreign governments	547	4	196	2	743	6
All other corporate bonds	4,971	105	3,652	125	8,623	230
Redeemable preferred stock	5	—	10	1	15	1
Total fixed maturities	21,488	275	8,438	255	29,926	530
Equity securities
Common stock	10	1	14	2	24	3
Nonredeemable preferred stock	37	1	30	3	67	4
Total equity securities	47	2	44	5	91	7
Venture capital	18	1	4	1	22	2
Total	$21,553	$278	$8,486	$261	$30,039	$539

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Fixed maturities	$7	$11	$25
Equity securities	4	—	5
Venture capital	33	80	40
Other investments (excluding venture capital)	4	18	10
Total	$48	$109	$80

Concentrations and Credit Quality

At December 31, 2006 and 2005, the Company had concentrations of credit risk in tax-exempt investments of the state of Texas of $3.86 billion and $3.27 billion, respectively, of the state of California of $2.10 billion and $1.54 billion, respectively, and of the state of Illinois of $1.93 billion and $1.84 billion, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVESTMENTS (Continued)

Included in fixed maturities are below investment grade assets totaling $1.78 billion and $1.75 billion at December 31, 2006 and 2005, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company’s investment advisors when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

The Company monitors creditworthiness of counterparties to financial instruments by using controls that include credit approvals, limits and other monitoring procedures.

Net Investment Income

(for the year ended December 31, in millions)	2006	2005	2004
Gross investment income
Fixed maturities	$2,738	$2,530	$2,128
Equity securities	30	41	47
Short-term securities	285	182	70
Real estate	46	58	67
Other investments	481	427	456
Gross investment income	3,580	3,238	2,768
Investment expenses	63	73	105
Net investment income	$3,517	$3,165	$2,663

Net Realized and Unrealized Investment Gains (Losses)

Net realized investment gains (losses) for the periods were as follows:

(for the year ended December 31, in millions)	2006	2005	2004
Net realized investment gains (losses)
Fixed maturities	$(33)	$—	$51
Equity securities	21	34	23
Venture capital	49	(4)	5
Other investments (excluding venture capital)	(26)	(13)	(118)
Net realized investment gains (losses)	$11	$17	$(39)

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVESTMENTS (Continued)

Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2006	2005	2004
Change in net unrealized investment gains (losses)
Fixed maturities	$55	$(885)	$(315)
Equity securities	(4)	(31)	11
Venture capital	19	78	11
Other investments (excluding venture capital)	125	(14)	3
	195	(852)	(290)
Related taxes	69	(311)	(98)
Change in net unrealized gains (losses) on investment securities	126	(541)	(192)
Balance, beginning of year	327	868	1,060
Balance, end of year	$453	$327	$868

4. REINSURANCE

The Company’s consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the Company, at a cost, from volatility in excess of the amount it is prepared to accept. Reinsurance is placed on both a quota-share and excess of loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer, except for cases involving a novation.

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

The Company assumed 100% of the workers’ compensation premiums previously written by the Accident Department of its former affiliate, The Travelers Insurance Company.

Certain of the assumed reinsurance contracts that the Company has entered into with non-affiliated companies on an excess of loss basis do not transfer insurance risk. These contracts, which totaled

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. REINSURANCE (Continued)

$265 million and $346 million at December 31, 2006 and 2005, respectively, are accounted for using deposit accounting and are included in other liabilities in the consolidated balance sheet.

The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2006	2005	2004
Written premiums
Direct	$23,635	$23,289	$21,413
Assumed	404	447	845
Ceded	(2,889)	(3,350)	(3,247)
Total net written premiums	$21,150	$20,386	$19,011
Earned premiums
Direct	$23,280	$23,370	$21,551
Assumed	478	502	1,007
Ceded	(2,998)	(3,531)	(3,520)
Total net earned premiums	$20,760	$20,341	$19,038
Percentage of assumed earned premiums to net earned premiums	2.3%	2.5%	5.3%
Ceded claims and claim adjustment expenses incurred	$2,158	$3,601	$3,175

Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2006	2005
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$12,837	$14,177
Allowance for uncollectible reinsurance	(773)	(804)
Net reinsurance recoverables	12,064	13,373
Structured settlements	3,758	3,990
Mandatory pools and associations	1,998	2,211
Total reinsurance recoverables	$17,820	$19,574

In 2004, the Company entered into commutation agreements with a major reinsurer, resulting in a charge of $153 million for amounts received less than the reinsurance recoverable balances of approximately $1.26 billion. In connection with the commutation, the Company also entered into a new reinsurance agreement effective April 1, 2004, that provides $300 million aggregate coverage for the 2000 accident year exposures written by SPC. Because the new agreement is for events occurring prior to the effective date of the agreement, it was considered retroactive reinsurance and the resulting $59 million gain was deferred and will be recognized in earnings as amounts are recovered from the reinsurer. Through December 31, 2006, $11 million of the deferred gain was recognized in earnings, all of which occurred in 2006. Under the terms of these agreements, the Company received net cash of approximately $867 million in 2004.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. REINSURANCE (Continued)

Terrorism Risk Insurance Act of 2002 and Terrorism Risk Insurance Extension Act of 2005

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program.

In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums that vary by Program year of amounts $100 million or less, and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers’), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act and the Terrorism Extension Act. Both Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage is 85% in 2007.

The deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines from the calendar year immediately preceding the applicable year. The deductible under the Program was 10% for 2004, 15% for 2005, 17.5% for 2006 and will be 20% for 2007. The Company’s estimated deductible under the Program is $2.20 billion for 2007. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, Congress shall determine the source of funds, if any, available for losses that exceed the $100 billion cap. The Company had no terrorism-related losses in 2006, 2005 or 2004. If the Program is not renewed for periods after January 1, 2008, the benefits of the Program will not be available to the Company, and the Company will be subject to losses from acts of terrorism subject only to the terms and provisions of applicable policies, including policies written in 2007 for which the period of coverage extends into 2008. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company’s own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company’s operating results, financial condition and/or liquidity in future periods, particularly if the Program is not extended. Regardless of whether the Terrorism Act is extended, the Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at December 31, 2006 and 2005:

(at December 31, in millions)	2006	2005
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	551	554
Personal Insurance	613	613
Other	106	107
Total	$3,438	$3,442

Other Intangible Assets

The following presents a summary of other intangible assets by major asset class as of December 31, 2006 and 2005:

(At December 31 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$537	$499
Marketing-related	20	20	—
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	(54)	245
Total intangible assets subject to amortization	1,247	503	744
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$503	$764

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(At December 31 2005, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$403	$633
Marketing-related	20	17	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	(70)	261
Total intangible assets subject to amortization	1,247	350	897
Intangible assets not subject to amortization
Contract-based	20	—	20
Total intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,267	$350	$917

(1)          The fair value adjustment of $191 million was recorded in connection with the merger in 2004 and was based on management’s estimate of nominal claim and claim expense reserves and reinsurance recoverables (after adjusting for conformity with the acquirer’s accounting policy on discounting of workers’ compensation reserves), expected payment patterns, the April 1, 2004 U.S. Treasury spot rate yield curve, a leverage ratio assumption (reserves to statutory surplus), and a cost of capital expressed as a spread over risk-free rates. The method used calculates a risk adjustment to a risk-free discounted reserve that will, if reserves run off as expected, produce results that yield the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustment is reported as an intangible asset on the consolidated balance sheet, and the amounts measured in accordance with the acquirer’s accounting policies for insurance contracts are reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible asset will be recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

(for the year ended December 31, in millions)	2006	2005	2004
Customer-related	$134	$151	$132
Marketing-related	3	10	7
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	16	(12)	(58)
Total amortization expense	$153	$149	$81

Intangible asset amortization expense is estimated to be $146 million in 2007, $126 million in 2008, $100 million in 2009, $86 million in 2010 and $69 million in 2011.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES

Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2006	2005
Property-casualty	$59,202	$61,007
Accident and health	86	83
Total	$59,288	$61,090

The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2006	2005	2004
Claims and claim adjustment expense reserves at beginning of year	$61,007	$58,984	$34,474
Less reinsurance recoverables on unpaid losses	18,112	17,538	10,419
Net reserves at beginning of year	42,895	41,446	24,055
Estimated claims and claim adjustment expenses for claims arising in the current year	12,533	14,450	12,855
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(429)	260	2,399
Acquisitions(1)	538	—	13,653
Total increases	12,642	14,710	28,907
Claims and claim adjustment expense payments for claims arising in:
Current year	4,279	4,227	3,998
Prior years	8,632	8,871	7,553
Total payments	12,911	13,098	11,551
Unrealized foreign exchange (gain) loss	218	(163)	35
Net reserves at end of year	42,844	42,895	41,446
Plus reinsurance recoverables on unpaid losses	16,358	18,112	17,538
Claims and claim adjustment expense reserves at end of year	$59,202	$61,007	$58,984

(1)          In February 2006, the 2003 and prior years of account of Lloyd’s Syndicates 5000 and 779 closed through reinsurance to close into the 2004 year of account. See “Reinsurance to Close” section of note 1. In 2004, acquired amount represents SPC net claims and claim adjustment expense reserves at the April 1, 2004 acquisition date. SPC gross reserves at that date were $19.50 billion.

Gross claim and claim adjustment expense reserves at December 31, 2006 decreased by $1.80 billion from the same date in 2005, primarily reflecting payments related to prior year hurricane losses, claim and claim adjustment expense payments from runoff operations and favorable prior year reserve development, primarily in the Personal Insurance segment, partially offset by the impact of reserves acquired in the RITC transaction described in note 1.

Gross claims and claim adjustment expense reserves at December 31, 2005 increased $2.02 billion over year-end 2004 as a result of the impact of the significant catastrophe losses incurred in the third and fourth quarters of 2005, and an increase to asbestos reserves pursuant to the completion of the Company’s annual review of asbestos reserves in the fourth quarter.  Those increases in reserves were partially offset

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

by claim and claim expense payments from runoff operations and other net favorable prior year reserve development.

The $1.75 billion decline in reinsurance recoverables in 2006 primarily reflected significant reinsurance recoveries in related to prior year hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements, partially offset by the impact of reinsurance recoverables acquired in the RITC transaction described above. In 2005, the $574 million increase in reinsurance recoverables primarily resulted from recoverables related to hurricane losses incurred.

The fair value adjustments to the acquired claims and claim adjustment expense reserves and reinsurance recoverables as of April 1, 2004, the merger date, are reported as intangible assets and are being amortized over the expected payout period of the acquired reserves.

Prior Year Reserve Development

The following disclosures regarding reserve development are on a “net of reinsurance” basis.

2006.

In 2006, estimated claims and claim adjustment expenses included $429 million of net favorable development for claims arising in prior years, including $394 million of net favorable prior year reserve development impacting the Company’s results of operations which excludes $62 million of accretion of discount.

Business Insurance.   Net favorable prior year reserve development totaled $21 million in 2006, primarily concentrated in the commercial multi-peril, general liability, property and commercial automobile lines of business, partially offset by increases for asbestos reserves and environmental reserves that are discussed in more detail in the following “Asbestos and Environmental Reserves” section, as well as reserve strengthening for assumed reinsurance business in runoff. The commercial multi-peril and liability lines of business experienced better than anticipated loss development that was attributable to several factors, including improving legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The favorable prior year reserve development in the property line of business primarily reflected less “demand surge” inflation than originally estimated for 2005 accident year non-catastrophe related and catastrophe losses. “Demand surge” refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. The commercial automobile line of business experienced better than expected loss development which was attributable to the improved legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The reserve strengthening in assumed reinsurance was primarily due to changes in projected loss development driven by an unanticipated change in the claim settlement patterns of the underlying casualty exposures.

Financial, Professional & International Insurance.   Net favorable prior year development in 2006 totaled $14 million.

Personal Insurance.   Net favorable prior year reserve development in 2006 totaled $359 million, driven by better than expected auto bodily injury loss experience and a decline in non-catastrophe losses in the Homeowners and Other line of business, and a reduction in loss estimates for the 2005 hurricanes. In the Automobile line of business, the improvement was partially driven by better than expected results from

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, industry and Company initiatives to fight fraud in several states led to a decrease in the total number of claims and a change in historical loss development patterns. In the Homeowners and Other line of business, favorable prior year reserve development was partially driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in historical loss development patterns. In addition, non-catastrophe Homeowners and Other loss experience was favorable due to continued evidence of a less than expected impact from “demand surge,” which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. Included in net favorable prior year reserve development in 2006 was a reduction in loss estimates for catastrophes incurred in 2005, primarily due to lower than expected additional living expense losses related to Hurricane Katrina.

2005.

In 2005, estimated claims and claim adjustment expenses for claims arising in prior years totaled a net $260 million, including $325 million of net unfavorable prior year reserve development impacting the Company’s results of operations which excludes $59 million of accretion of discount. In 2005, estimated claims and claim adjustment expenses for claims arising in prior years included $30 million of net favorable loss development on Business Insurance loss sensitive policies in various lines; however, since the business to which it relates was subject to premium adjustments, there was no impact on results of operations.

Business Insurance.   Net unfavorable prior year reserve development in 2005 was $757 million, which included the asbestos and environmental changes that are discussed in more detail in the following “Asbestos and Environmental Reserves” section, and reserve strengthening for assumed reinsurance, which is in runoff. Those increases were partially offset by favorable prior year reserve development from lower frequency and severity for both casualty and property-related lines of business. Drivers of the reduction in both frequency and severity were increasingly favorable legal and judicial environments, coupled with better than expected results from changes in policy provisions as well as underwriting and pricing criteria. Company initiatives relating to claims handling, which affected claims staffing and workflows, also are believed to have contributed to the emergence of favorable severity experience in 2005.

Financial, Professional & International Insurance.   Net favorable prior year reserve development totaled $72 million in 2005, attributable to the better than anticipated favorable impact from changes in underwriting and pricing strategies for International property-related exposures.

Personal Insurance.   Net favorable prior year reserve development in 2005 totaled $360 million. In the automobile line of business, the improvement was driven by better than expected results from changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, both industry and internal initiatives to fight fraud in several states caused a decrease in the total number of claims, as well as a change in the historical loss development patterns. In the homeowners line of business, the improvement was driven primarily by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

and fewer small-dollar claims. These changes also resulted in a change in the historical loss development patterns.

2004.

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

Business Insurance.   Net unfavorable prior year reserve development in 2004 totaled $2.03 billion, which included the asbestos and environmental charges that are discussed in more detail in the following “Asbestos and Environmental Reserves” section. Business Insurance results in 2004 also reflected a $500 million charge to strengthen construction reserves, a $174 million addition to the reserve for uncollectible reinsurance recoverables, $150 million of net unfavorable prior year reserve development recorded in TPC’s Construction operation prior to the merger, $74 million related to the commutation of agreements with a major reinsurer, along with a strengthening of Gulf reserves, which was partially offset by favorable prior year reserve development in several core Business Insurance operations due to lower frequency of non-catastrophe related losses attributable to better underwriting and pricing strategies in the prior year, the results of which emerged in the 2004 calendar year.

Financial, Professional & International Insurance.   Net unfavorable prior year reserve development totaled $739 million in 2004, which included a $300 million charge to strengthen surety reserves, as well as a $252 million charge related to a specific construction contractor and $39 million related to the commutation of agreements with a major reinsurer. Results in 2004 also reflected a charge to increase the allowance for estimated uncollectible amounts due from a co-surety on a specific construction contractor claim.

Personal Insurance.   Net favorable prior year reserve development in 2004 was $378 million. In the homeowners line of business, the improvement was driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher policy deductible levels and fewer small dollar claims. These changes resulted in a change in the historical loss development patterns. Net favorable prior year reserve development in the Automobile line of business was driven by better than expected frequency and severity which is believed to have been caused by societal trends. In addition, both industry and internal initiatives to fight fraud in several states caused a decrease in the total number of claims, as well as a change in the historical loss development patterns.

For each of the years ended December 31, 2006, 2005 and 2004, changes in allocations between accident years of loss adjustment expenses, pursuant to regulatory reporting requirements, are included in claims and claim adjustment expenses for claims arising in prior years and did not impact results of operations.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

Asbestos and Environmental Reserves

At December 31, 2006 and 2005, the Company’s claims and claim adjustment expense reserves included $4.47 billion and $4.79 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including without limitation, those which are set forth below.

Asbestos Reserves.   Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually on a policyholder-by-policyholder basis. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in 2006 were $469 million, compared with $399 million in 2005. The $70 million net increase is primarily the result of lower reinsurance billings in 2006. Approximately 50% in 2006 and 42% in 2005 of total net paid losses relate to policyholders with whom the Company previously entered into settlement agreements limiting the Company’s liability. At December 31, 2006, net asbestos reserves totaled $4.05 billion, compared with $4.36 billion at December 31, 2005.

The Company recorded pre-tax asbestos reserve additions of $155 million, $830 million and $928 million in 2006, 2005 and 2004, respectively, pursuant to the completion of its annual ground-up asbestos exposure review, which included an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Approximately half of the $155 million 2006 pretax reserve adjustment was due to an increase in the projected defense costs for ten policyholders. Additionally, $15 million of the pretax reserve adjustment was attributable to a delay in the approval and expected payment of the previously announced settlement with PPG Industries, Inc. as part of the Pittsburgh Corning bankruptcy reorganization plan. The remainder of the reserve adjustment was primarily due to continued litigation activity against smaller, peripheral defendants. The asbestos reserve addition in 2005 resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed. The 2005 reserve addition also considered the January 2006 court decision

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation (described in more detail in note 15). The asbestos reserve addition recorded in 2004 primarily resulted from an increase in litigation costs and activity surrounding peripheral defendants.

As in prior years, the 2006 annual review considered active policyholders and litigation cases, including cases challenging the applicability of aggregate limits on asbestos claims. Developing payment trends among policyholders in the Home Office and Field Office as well as Assumed and International categories were also analyzed. The 2006 review of the Home Office and Field Office categories, which account for the vast majority of the number of policyholders, experienced an overall reduction in new claim filings as well as in gross indemnity and defense payments over prior years.

The Company has recently observed the following developments in the asbestos environment:

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

While there remains uncertainty with respect to future exposure from asbestos claims, the Company believes that the factors noted above have led to a reduction in the overall volatility associated with its asbestos exposure.

As a result of these favorable changes in the asbestos environment, and in particular the emergence of more stable payment patterns, beginning in 2007 the Company is now able to supplement the existing annual in-depth process and the existing quarterly asbestos review process with additional aggregate quarterly reserve analyses. These additional analyses will provide the Company with an increased ability to detect and respond to emerging trends, including reflecting any such trends in its quarterly reserve estimates.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

The Company has continued to experience a decline in the number of policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, regulatory agencies are utilizing risk-based analysis and more efficient clean-up technologies. However, the Company has experienced higher than expected defense and settlement costs. These increases have been driven in part by adverse judicial developments in certain states regarding the availability of coverage for environmental claims. As a result of these trends, the Company increased environmental reserves by $120 million in 2006. In 2005, the Company recorded a pretax charge of $30 million, primarily for declaratory judgment costs. In 2004, the Company recorded a pretax charge of $290 million due to revised estimates of costs related to recent settlement initiatives. The increases in environmental reserves in each year were net of reinsurance. Gross paid losses in 2006 and 2005 were $189 million and $248 million, respectively.

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2006 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants, although the Company has noted a recent decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The company completed its most recent annual ground-up review during the third quarter of 2006. See “Part I—Item 3, Legal Proceedings.”

Asbestos and Environmental Reserves.   Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change.  These additional liabilities or increases in

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods.

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

There are also risks which impact the estimation of ultimate costs for catastrophes.  For example, the estimation of reserves related to hurricanes can be affected by the inability by the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves.  Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage and business interruption costs; and reinsurance collectibility.  The timing of a catastrophe’s occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period.  The estimates related to catastrophes are adjusted as actual claims emerge.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT

Debt outstanding was as follows:

(at December 31, in millions)	2006	2005
Short-term:
Commercial paper	$100	$104
Medium-term notes maturing in following year	72	56
5.75% Senior notes due March 15, 2007	500	—
5.01% Senior notes due August 16, 2007	442	—
6.75% Senior notes due November 15, 2006	—	150
Total short-term debt	1,114	310
Long-term:
3.75% Senior notes due March 15, 2008	400	400
Zero coupon convertible notes due 2009	128	122
Medium-term notes with various maturities from 2008 through 2010	170	242
8.125% Senior notes due April 15, 2010	250	250
7.81% Private placement notes due on various dates through 2011	12	16
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	—
7.75% Senior notes due April 15, 2026	200	200
7.625% Subordinated debentures due December 15, 2027	125	125
8.47% Subordinated debentures due January 10, 2027	81	81
4.50% Convertible junior subordinated notes payable due April 15, 2032	893	893
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	—
8.50% Subordinated debentures due December 15, 2045	56	56
8.312% Subordinated debentures due July 1, 2046	73	73
7.60% Subordinated debentures due October 15, 2050	—	593
5.75% Senior notes due March 15, 2007	—	500
5.01% Senior notes due August 16, 2007	—	442
Total long-term debt	4,588	5,393
Total debt principal	5,702	5,703
Unamortized fair value adjustment	109	185
Unamortized debt issuance costs	(51)	(38)
Total debt	$5,760	$5,850

2006 Debt Issuances—In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036. The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively. The notes pay interest semi-annually on June 20 and December 20 of each year, beginning December 20, 2006, and rank equally with all of the Company’s other senior unsecured indebtedness. Either series of senior notes is redeemable in whole or in part from time to time, at the Company’s option, prior to maturity at a redemption price equal to the greater of: 100% of the principal amount of senior notes to be redeemed; or the sum of the present values of the remaining

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate plus 20 basis points for the 6.25% senior unsecured notes due June 20, 2016 and 25 basis points for the 6.75% senior unsecured notes due June 20, 2036. Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million.

2006 Debt Redemptions and Maturities—In November 2006, the Company redeemed $593 million of 7.60% subordinated debentures originally issued in 2001 and due October 15, 2050. The debentures were redeemable by the Company on or after November 13, 2006. In November 2001, St. Paul Capital Trust I, a business trust, issued $575 million of preferred securities, the proceeds of which, along with $18 million in capital provided by the Company, were used to purchase the subordinated debentures issued by the Company. Upon the Company’s redemption of its subordinated debentures in November 2006, St. Paul Capital Trust I in turn used the proceeds to redeem its preferred securities. St. Paul Capital Trust I was then liquidated, and the Company received an $18 million distribution of capital. The Company recorded a $42 million pretax gain on the redemption of the subordinated debentures, representing the remaining unamortized fair value adjustment recorded at the merger date. The gain was recorded in “Other revenues” on the Consolidated Statement of Income. On November 15, 2006, the Company’s $150 million, 6.75% senior notes matured. A portion of the net proceeds from the June 2006 debt issuances described above was also used to fund this maturity.

2005 Equity Unit Transaction—In 2002, the Company issued 8.9 million equity units, each of which initially consisted of a forward purchase contract for the Company’s common stock, and an unsecured $50 senior note of the Company maturing in August 2007. In May 2005, the Company successfully remarketed the $442 million senior note component of the equity units, resetting the annual interest rate from 5.25% to 5.01%. The forward purchase contracts, which required the investor to purchase, for $50, a variable number of shares of the Company’s common stock based on a specific formula, settled in August 2005. On the settlement date, the Company issued 15.2 million common shares and received total proceeds of $442 million.

Description of Debt

Commercial Paper—The Company maintains an $800 million commercial paper program with $1 billion of back-up liquidity, consisting entirely of a bank credit agreement. Interest rates on commercial paper issued in 2006 ranged from 4.5% to 5.4%, and in 2005 ranged from 2.3% to 4.4%.

Medium-Term Notes—The medium-term notes outstanding at December 31, 2006 bear interest rates ranging from 6.38% to 7.42%, with a weighted average rate of 6.71%. Maturity dates on remaining notes outstanding at December 31, 2006 range from 2007 to 2010. During 2006 and 2005, medium-term notes having a par value of $56 million and $99 million, respectively, matured.

Senior Notes—The Company’s various senior debt issues are unsecured obligations that rank equally with one another. Interest payments are generally made semi-annually, except for the 5.01% senior notes, for which interest payments are made quarterly. The Company generally may redeem some or all of the notes prior to maturity in accordance with terms unique to each debt instrument.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

Zero Coupon Convertible Notes—The zero coupon convertible notes mature in 2009, but are redeemable at the option of the Company for an amount equal to the original issue price plus accreted original issue discount. Each note is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed by the Company, into common stock of the Company at a conversion rate of 16.6433 shares for each $1,000 principal amount of notes. If all notes outstanding at December 31, 2006 were converted, the Company would issue 2.4 million of its common shares.

Subordinated Debentures—The Company’s four subordinated debenture instruments are all similar in nature. Four separate business trusts issued preferred securities to investors and used the proceeds to purchase the Company’s subordinated debentures. Interest on each of the instruments is paid semi-annually. In January 2007, the Company redeemed the $81 million, 8.47% subordinated debentures due in 2027. The redemption was funded internally.

4.50% Convertible Junior Subordinated Notes—These notes will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. The Company has the option to defer interest payments on the notes for a period not exceeding 20 consecutive interest periods nor beyond the maturity of the notes. During a deferral period, the amount of interest due to holders of the notes will continue to accumulate, and such deferred interest payments will themselves accrue interest. Deferral of any interest can create certain restrictions for the Company. Unless previously redeemed or repurchased, the notes are convertible into shares of common stock at the option of the holders at any time after March 27, 2003 and prior to April 15, 2032 if at any time (1) the average of the daily closing prices of common stock for the 20 consecutive trading days immediately prior to the conversion date is at least 20% above the then applicable conversion price on the conversion date, (2) the notes have been called for redemption, (3) specified corporate transactions have occurred, or (4) specified credit rating events with respect to the notes have occurred. The notes will be convertible into shares of common stock at a conversion rate of 0.4684 shares of common stock for each $25.00 principal amount of notes (equivalent to an initial conversion price of $53.37 per share of common stock), subject to adjustment in certain events. On or after April 18, 2007, the notes may be redeemed at the Company’s option. The notes are general unsecured obligations and are subordinated in right of payment to all existing and future Senior Indebtedness. The notes are also effectively subordinated to all existing and future indebtedness and other liabilities of any of the Company’s current or future subsidiaries. If all notes outstanding at December 31, 2006 were converted, the Company would issue 16.7 million of its common shares.

The Company’s consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $34 million and $54 million for the years ended December 31, 2006 and 2005, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

The following table presents the unamortized fair value adjustment and the related effective interest rate on the SPC debt instruments acquired in the merger:

			Unamortized Fair Value Purchase Adjustment at		Effective Interest Rate
(in millions)	Issue Rate	Maturity Date	December 31, 2006	December 31, 2005	to Maturity
Senior notes	5.750%	Mar. 2007	$3	$18	2.625%
	8.125%	Apr. 2010	30	38	4.257%
Medium-term notes	6.4%-7.4%	Through 2010	12	21	3.310%
Subordinated debentures	7.625%	Dec. 2027	21	21	6.147%
	8.470%	Jan. 2027	6	7	7.660%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	20	20	6.362%
	7.600%	Oct. 2050	—	42	7.057%
Zero Coupon convertible notes	4.500%	Mar. 2009	1	2	4.175%
Total			$109	$185

On April 1, 2004, The St. Paul Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $400 million 3.75% Notes due 2008, the $500 million 5.00% Notes due 2013, the $200 million 7.75% Notes due 2026, the $893 million 4.5% Convertible Notes due 2032 and the $500 million 6.375% Notes due 2033.

Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2007, $1.10 billion; 2008, $552 million; 2009, $143 million; 2010, $273 million; and 2011, $2 million.

Line of Credit Agreement

In June 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions. The new credit agreement replaced and consolidated the Company’s three prior bank credit agreements that had collectively provided the Company access to $1.0 billion of bank credit lines. Pursuant to covenants in the new credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2006, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding. Pursuant to the terms of the credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions. There was no amount outstanding under the credit agreement as of December 31, 2006 or 2005.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

Shelf Registration

In December 2005, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2006, the Company issued senior debt with a par value of $800 million (as described above) under this shelf registration statement.

8. SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY

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

The SOP Trust may at any time convert any or all of the preferred shares into shares of the Company’s common stock at a rate of eight shares of common stock for each preferred share. The Board of Directors has reserved a sufficient number of authorized common shares to satisfy the conversion of all preferred shares issued to the SOP Trust and the redemption of preferred shares to meet employee distribution requirements. Upon the redemption of preferred shares, the Company will issue shares of common stock to the trust to fulfill the redemption obligations. See note 12. Holders of the preferred stock have a preference upon liquidation, dissolution or winding up of the Company of $100 per share.

In September 2005, the SOP was merged into the St. Paul Travelers 401(k) Savings Plan (the 401(k) Savings Plan). See note 12.

Common Stock

The Company is governed by the Minnesota Business Corporation Act. All authorized shares of voting common stock have no par value. Shares of common stock reacquired are considered authorized and unissued shares. The number of authorized shares of the company is 1.75 billion. The articles of incorporation allow the Company to issue five million undesignated shares. The Board of Directors may designate the type of shares and set the terms thereof. The Board designated 1,450,000 shares as Series B Convertible Preferred Stock in connection with the 401(k) Savings Plan.

On February 6, 2007, the Company, under the St. Paul Travelers Companies, Inc. 2004 Incentive Plan, granted 1,678,215 common stock awards in the form of restricted stock units, deferred stock and performance share awards to participating officers and other key employees. The restricted stock units and deferred stock awards, totaling 1,097,720 shares, generally vest in full after a three-year period from date of grant. The performance share awards, totaling 580,495 target shares, represent shares which the recipient may earn upon the Company’s attainment of certain performance goals. The performance goals are based upon the Company’s adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest; if performance meets or exceeds the minimum performance

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)

threshold, between 50%-160% of the performance shares will vest, depending on the actual return on equity attained. The fair value per share attributable to the common stock awards on the date of grant was $52.76.

Refer to note 11 for information regarding share-based grants made in 2006, 2005 and prior years.

Treasury Stock

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock. Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. This program does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. During 2006, the Company repurchased 22.8 million common shares under the program for a total cost of approximately $1.12 billion. The average cost per share repurchased in 2006 was $49.20.

At December 31, 2006, the Company had $879 million of capacity remaining under the original $2 billion share repurchase program approved by the Board of Directors in 2006. In January 2007, the Company’s board of directors authorized a $3 billion increase to the program.

The Company’s 2004 Incentive Plan, the legacy SPC 1994 Stock Incentives Plan and the legacy TPC 2002 Incentive Plan provide settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2006 and 2005, the Company purchased $61 million and $33 million, respectively, of its common stock under this plan.

Common shares acquired are reported as treasury stock in the consolidated balance sheet.

All shares of TPC common stock that were held by the Company as treasury stock at the merger date of April 1, 2004, were cancelled and retired as of that date.

Dividends

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $3.07 billion is available in 2007 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $1.16 billion of dividends from its insurance subsidiaries in 2006.

Statutory Net Income and Surplus

Statutory net income of the Company’s insurance subsidiaries was $4.27 billion, $2.92 billion, and $1.58 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $20.94 billion and $17.81 billion at December 31, 2006 and 2005, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Unamortized Benefit Plan Costs and Minimum Pension Liability Adjustment(1)	Other(2)	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2003	$1,060	$(6)	$32	$1,086
Net change in unrealized gains on investment securities, net of tax benefit and minority interest of $(85)	(168)	—	—	(168)
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit and minority interest of $(13)	(24)	—	—	(24)
Change in other, net of tax benefit of $(4)	—	—	58	58
Current period change	(192)	—	58	(134)
Balance, December 31, 2004	868	(6)	90	952
Net change in unrealized gains on investment securities, net of tax benefit and minority interest of $(298)	(515)	—	—	(515)
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit and minority interest of $(13)	(26)	—	—	(26)
Change in minimum pension liability adjustment, net of tax benefit of $(4)	—	(8)	—	(8)
Change in other, net of tax of $3	—	—	(52)	(52)
Current period change	(541)	(8)	(52)	(601)
Balance, December 31, 2005	327	(14)	38	351
Net change in unrealized gains on investment securities, net of tax and minority interest of $81	146	—	—	146
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(11)	(20)	—	—	(20)
Change in other, net of tax benefit of $(5)	—	—	55	55
Adjustment to initially apply FAS 158, net of tax benefit of $(43)	—	(80)	—	(80)
Current period change	126	(80)	55	101
Balance, December 31, 2006	$453	$(94)	$93	$452

(1)          Activity in 2004 and 2005 was related to the Company’s minimum pension liability prior to the application of FAS 158. Activity in 2006 represented the adjustment to initially apply the provisions of FAS 158.

(2)          Includes foreign currency translation adjustments, changes in the value of private equity securities, and hedging activities.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EARNINGS PER SHARE

Basic EPS was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflected the effect of potentially dilutive securities.

Income from continuing operations per diluted share for the year ended December 31, 2004 excluded the weighted average effects of the Company’s $893 million, 4.50% convertible junior subordinated notes convertible into 16.7 million shares of the Company’s common stock, as the impact would have been anti-dilutive.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2006	2005	2004
Basic
Income from continuing operations, as reported	$4,208	$2,061	$867
Preferred stock dividends, net of taxes	(5)	(6)	(6)
Income from continuing operations available to common shareholders—basic	$4,203	$2,055	$861
Diluted
Income from continuing operations available to common shareholders	$4,203	$2,055	$861
Effect of dilutive securities:
Convertible preferred stock	5	6	4
Zero coupon convertible notes	4	4	2
Convertible junior subordinated notes	26	26	—
Equity unit stock purchase contracts	—	9	12
Income from continuing operations available to common shareholders—diluted	$4,238	$2,100	$879
Common Shares
Basic
Weighted average shares outstanding	687.1	676.3	608.3
Diluted
Weighted average shares outstanding	687.1	676.3	608.3
Weighted average effects of dilutive securities:
Stock options and other incentive plans	7.1	3.7	2.9
Convertible preferred stock	3.4	4.2	3.8
Zero coupon convertible notes	2.4	2.4	1.8
Convertible junior subordinated notes	16.7	16.7	—
Equity unit stock purchase contracts	—	9.5	11.5
Total	716.7	712.8	628.3
Income from Continuing Operations Per Common Share
Basic	$6.12	$3.04	$1.42
Diluted	$5.91	$2.95	$1.40

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

(for the year ended December 31, in millions)	2006	2005	2004
Composition of income tax expense (benefit) included in consolidated statement of income
Current expense (benefit) on continuing operations:
Federal	$943	$(18)	$283
Foreign	64	46	26
State	9	20	5
Total current tax expense on continuing operations	1,016	48	314
Deferred expense (benefit) on continuing operations:
Federal	521	500	(280)
Foreign	(20)	62	34
State	—	—	1
Total deferred tax expense (benefit) on continuing operations	501	562	(245)
Tax expense on income from continuing operations	1,517	610	69
Tax expense included in discontinued operations	—	851	54
Total income tax expense included in consolidated statement of income	1,517	1,461	123
Composition of income tax benefit included in common shareholders’ equity
Benefit relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	(7)	(333)	(117)
Total income tax expense included in consolidated financial statements	$1,510	$1,128	$6
Effective tax rate
Income from continuing operations before federal, foreign and state income taxes and minority interest	$5,725	$2,671	$946
Statutory tax rate	35%	35%	35%
Expected federal income tax expense	2,004	935	331
Tax effect of:
Nontaxable investment income	(421)	(371)	(284)
Foreign operations	(50)	47	34
Other, net	(16)	(1)	(12)
Total income tax expense on income from continuing operations before minority interest	$1,517	$610	$69
Effective tax rate on income from continuing operations before minority interest	26%	23%	7%

The current income tax payable was $252 million and $142 million at December 31, 2006 and 2005, respectively, and is included in other liabilities in the consolidated balance sheet.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2006	2005
Deferred tax assets
Claims and claim adjustment expense reserves	$1,488	$1,615
Unearned premium reserves	648	647
Alternative minimum tax credit carryforward	—	376
Other	764	701
Total gross deferred tax assets	2,900	3,339
Less valuation allowance	82	98
Net deferred tax assets	2,818	3,241
Deferred tax liabilities
Deferred acquisition costs	515	488
Investments	458	352
Intangible assets	49	88
Internally-developed software	78	46
Other	182	205
Total gross deferred tax liabilities	1,282	1,179
Total deferred income taxes	$1,536	$2,062

If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net decreases in the valuation allowance for deferred tax assets were $16 million and $30 million at December 31, 2006 and 2005, respectively, relating in each year to foreign operations. Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company’s management concluded that it is more likely than not that the net deferred tax assets will be realized.

For tax return purposes, as of December 31, 2006, the Company had a U.S. net operating loss (NOL) carryforward that expires, if unused, in 2017-2018. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The approximate amounts of those NOLs on a regular tax basis and an alternative minimum tax (AMT) basis were $103 million and $70 million, respectively. The benefit of the NOL carryforward has been recognized in the consolidated financial statements.

The Company’s intercompany tax sharing agreement was amended to include the SPC companies effective with their acquisition on April 1, 2004.

U.S. income taxes have not been provided on $245 million of the Company’s foreign operations’ undistributed earnings as of December 31, 2006, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

On October 22, 2004, Congress enacted the American Jobs Creation Act (AJCA), which provided a temporary incentive for U.S. corporations to repatriate earnings previously reinvested in foreign subsidiaries to obtain an 85% dividends received deduction. In December 2005, the Company repatriated $158 million of cumulative foreign earnings invested outside of the United States, which resulted in an increase in income tax expense of $8 million for the year ended December 31, 2005.

11. SHARE-BASED INCENTIVE COMPENSATION

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

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

Stock Option Awards

Stock option awards granted to eligible officers and key employees were granted having a ten-year term. Prior to January 1, 2007, stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the day preceding the date of grant. Beginning January 1, 2007, all stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant. The vesting terms for stock options granted under the 2004 Incentive Plan and the legacy TPC and legacy SPC plans are generally as follows:

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

The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

generally have a shorter expected term. The expected volatility is based on the average historical volatility of the common stock of an industry peer group of entities, due to the limited Company stock history, over the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company’s current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program are subject to restriction on sale. A 10% discount, as measured by the estimated cost of protection, has been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the year ended December 31, 2006:

	Original Grants		Reload Grants
Expected term of stock options	5 – 7 years		1 – 4 years
Expected volatility of the Company’s stock	22.6% – 32.	0%	15.9% – 30.	4%
Weighted average volatility	30.3%		18.0%
Expected annual dividend per share	$0.92 - $1.0	4	$0.92 - $1.0	4
Risk free rate	4.30% – 5.10%		4.30% – 5.17%

The significant assumptions used in estimating the fair value on the date of the grant for original options and reload options granted in 2005 and 2004 and for the awards assumed on April 1, 2004 from SPC at the merger were as follows:

	2005	2004
Expected life of stock options	6 years	3 years
Expected volatility of the Company’s stock	32.0%	32.1%
Risk-free interest rate	3.96%	2.50%
Expected annual dividend per share	$0.89	$0.88
Expected annual forfeiture rate	5%	5%

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

A summary of stock option activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive compensation plans as of and for the year ended December 31, 2006 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	43,864,909	$41.81
Granted:
Original	2,681,979	44.79
Reload	884,886	49.44
Exercised	(6,409,647)	36.08
Forfeited or expired	(2,041,719)	47.16
Outstanding, end of year	38,980,408	$42.84	5.0 years	$441
Vested at end of year(1)	30,987,534	$43.22	4.3 years	$343
Exercisable at end of year	29,032,741	$43.26	4.1 years	$321

(1)          Represents awards for which the requisite service has been rendered including those that are retirement eligible.

The following table presents additional information regarding original and reload grants for the year ended December 31, 2006.

	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$13.60	$4.94
Total intrinsic value of options exercised during the year (in millions)	$74	$5

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

The following table presents the weighted average exercise price and weighted average grant date fair value information with respect to option awards granted in 2005 and 2004:

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

In connection with the merger in April 2004, the Company assumed 23 million outstanding SPC stock options, of which 4 million remained unvested and assumed approximately 240,000 of outstanding SPC restricted stock awards related to SPC equity-based compensation plans. These stock options and restricted stock awards retained the same terms and conditions that were applicable prior to the merger. At April 1, 2004, the estimated fair values of the unvested stock option awards and the restricted stock awards were $35 million and $9 million, respectively, which is being recognized as a charge to income over the remaining vesting period.

Restricted Stock, Restricted Stock Units, Deferred Stock and Performance Share Award Programs

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

Commencing with equity grants on or after January 1, 2007, the Company began to generally grant restricted stock units instead of restricted stock. A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards will be granted at market price, will generally vest after three years from the date of grant and will be subject to the same conditions as the restricted stock awards except that the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

On October 25, 2005, the Company’s Board of Directors approved a Performance Share Awards Program pursuant to the 2004 Incentive Plan. Under the program, which became effective beginning in 2006, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards represent target shares that provide the recipient the right to earn shares of the Company’s common stock based upon the Company’s attainment of certain performance goals. The performance goals for performance awards granted in 2006 are based on the Company’s adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest; if performance meets or exceeds the minimum performance threshold, between 50%-160% of the performance shares will vest, depending on the actual return on equity attained.

The fair value of restricted stock, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

The total fair value of shares that vested during the year ended December 31, 2006 was $59 million.

A summary of restricted stock, deferred stock awards and performance share activity under the Company’s 2004 Incentive Plan and the legacy TPC and legacy SPC share-based incentive compensation plans as of and for the year ended December 31, 2006 is as follows:

	Restricted and Deferred Shares		Performance Shares
Other Equity Instruments	Number	Weighted Average Grant Date Fair Value	Number	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	3,697,335	$35.53	—	$—
Granted	2,165,499	43.40	379,484	44.80
Vested(1)	(1,294,249)	35.88	—	—
Forfeited	(193,952)	39.23	(15,336)	44.80
Outstanding, end of year	4,374,633	$39.16	364,148	$44.80

(1)          Represents awards for which the requisite service has been rendered including those that are retirement eligible. Excludes performance shares which remain subject to attainment of a performance condition.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

Share-Based Compensation Recognition

The compensation cost for awards subject to a service condition is based upon the number of equity instruments for which the requisite service period is expected to be rendered. Awards granted to retiree-eligible or to employees that become retiree-eligible before an award’s vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome that the performance condition will be achieved. The compensation cost reflects an estimated annual forfeiture rate of 5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates.  Compensation cost for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the year ended December 31, 2006 was $147 million. Included in that amount was approximately $12 million of compensation costs related to awards granted, prior to the adoption of FAS 123R, to retiree-eligible or to employees that became retiree-eligible before the awards vesting date. The related tax benefits recognized in earnings were $51 million for the year ended December 31, 2006.

As of December 31, 2006, there was $125 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, deferred stock and performance shares granted under the Company’s 2004 Incentive Plan and legacy TPC and legacy SPC share-based incentive compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

Upon adoption of FAS 123R, the Company had $9 million of unrecognized pretax compensation cost related to the portion of awards granted prior to the Company’s adoption of FAS 123 (January 1, 2003) which remained unvested and outstanding. These compensation costs are being recognized ratably over the remaining requisite service period of approximately fifteen months. At December 31, 2006, the Company had approximately $1 million of remaining unrecognized pretax compensation cost related to these awards.

The requirement to report unearned compensation as contra-equity in the consolidated balance sheet was eliminated by FAS 123R. Accordingly, the Company’s unearned compensation balances were reclassified to common stock for all years presented.

Cash received from the exercise of employee stock options under share-based compensation plans totaled $216 million in 2006. The tax benefit realized for tax deductions from employee stock option exercises totaled $28 million for 2006.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

The following table illustrates the effect on net income and earnings per share for each period indicated as if the Company had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested stock-based employee awards.

(for the year ended December 31, in millions, except per share data)	2005	2004
Net income as reported	$1,622	$955
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	64	49
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (2)	(76)	(75)
Net income pro forma	$1,610	$929
Earnings per share
Basic—as reported	$2.39	$1.56
Basic—pro forma	2.37	1.52
Diluted—as reported	2.33	1.53
Diluted—pro forma	2.31	1.49

(1)          Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.

(2)          Includes the compensation expense added back in (1).

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

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

As discussed in note 1, the Company adopted the provisions of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106 and 132(R).

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

The incremental effects of applying FAS 158 on individual line items of the Company’s balance sheet at December 31, 2006 were as follows:

(in millions)	Before Application of FAS 158	Adjustments	After Application of FAS 158
Deferred tax asset	$1,493	$43	$1,536
Other assets	2,742	(155)	2,587
Total assets	113,873	(112)	113,761
Other liabilities	6,674	(32)	6,642
Total liabilities	88,658	(32)	88,626
Accumulated other changes in equity from nonowner sources	532	(80)	452
Total shareholders’ equity	25,215	(80)	25,135

Obligations and Funded Status

The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company’s benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Qualified Domestic Plan		Non-qualified and Foreign Plans		Total
(for the year ended December 31, in millions)	2006	2005	2006	2005	2006	2005
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,750	$1,605	$192	$166	$1,942	$1,771
Benefits earned	62	59	2	2	64	61
Interest cost on benefit obligation	98	94	10	9	108	103
Actuarial loss (gain)	(32)	98	(2)	35	(34)	133
Benefits paid	(126)	(106)	(21)	(12)	(147)	(118)
Foreign currency exchange rate change	—	—	11	(8)	11	(8)
Benefits obligation at end of year	$1,752	$1,750	$192	$192	$1,944	$1,942
Change in plan assets
Fair value of plan assets at beginning of year	$1,786	$1,730	$95	$88	$1,881	$1,818
Actual return on plan assets	224	82	6	16	230	98
Company contributions	—	80	12	12	12	92
Benefits paid	(126)	(106)	(21)	(12)	(147)	(118)
Foreign currency exchange rate change	—	—	11	(9)	11	(9)
Fair value of plan assets at end of year	$1,884	$1,786	$103	$95	$1,987	$1,881
Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of plan at end of year	$132	$36	$(89)	$(97)	$43	$(61)
Unrecognized:
Prior service benefit	n/a	(24)	n/a	(2)	n/a	(26)
Net actuarial loss	n/a	289	n/a	43	n/a	332
Net amount recognized	$ n/a	$301	$ n/a	$(56)	$ n/a	$245
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$ n/a	$301	$ n/a	$7	$ n/a	$308
Accrued benefit liability	n/a	—	n/a	(85)	n/a	(85)
Accumulated other changes in equity from nonowner sources—minimum pension liability	n/a	—	n/a	22	n/a	22
Accrued over-funded benefit plan assets	132	n/a	3	n/a	135	n/a
Accrued under-funded benefit plan liabilities	—	n/a	(92)	n/a	(92)	n/a
Total	$132	$301	$(89)	$(56)	$43	$245
Amounts recognized in the accumulated other changes in equity from nonowner sources:
Prior service benefit	$(19)	$ n/a	$(1)	$ n/a	$(20)	$ n/a
Net actuarial loss (gain)	168	n/a	40	n/a	208	n/a
Total	$149	$ n/a	$39	$ n/a	$188	$ n/a

N/A—Not applicable.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2006	2005
Change in projected benefit obligation
Benefit obligation at beginning of year	$282	$312
Benefits earned	2	4
Interest cost on benefit obligation	16	19
Actuarial gain	(16)	(35)
Benefits paid	(19)	(19)
Foreign currency exchange rate change	—	1
Benefit obligation at end of year	$265	$282
Change in plan assets
Fair value of plan assets at beginning of year	$25	$26
Actual return on plan assets	1	1
Company contributions	20	17
Benefits paid	(19)	(19)
Fair value of plan assets at end of year	$27	$25
Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of plan at end of year	$(238)	$(257)
Unrecognized:
Prior service benefit	n/a	—
Net actuarial loss (gain)	n/a	(28)
Net amount recognized	$ n/a	$(285)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$ n/a	$—
Accrued benefit liability	n/a	(285)
Accumulated other changes in equity from nonowner sources—minimum pension liability	n/a	—
Accrued under-funded benefit plan liability	(238)	n/a
Total	$(238)	$(285)
Amounts recognized in the accumulated other changes in equity from nonowner sources:
Prior service benefit	$—	$ n/a
Net actuarial gain	(44)	n/a
Total	$(44)	$ n/a

N/A—Not applicable.

The total accumulated benefit obligation for the Company’s defined benefit pension plans was $1.90 billion and $1.88 billion at December 31, 2006 and 2005, respectively. The Qualified Domestic Plan accounted for $1.71 billion and $1.69 billion of the total accumulated benefit obligation at December 31, 2006 and 2005, respectively, whereas the Non-Qualified and Foreign Plans accounted for $0.19 billion of the total accumulated benefit obligation at December 31, 2006 and 2005.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation and the aggregate accumulated benefit obligation were $123 million and $123 million, respectively, at December 31, 2006 and $186 million and $185 million at December 31, 2005, respectively. The fair value of plan assets for the above plans was $31 million and $88 million at December 31, 2006 and 2005, respectively.

The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified pension plan. The Company has not determined whether or not additional funding will be made during the next fiscal year. There is no required contribution to the qualified pension plan during the next fiscal year.

The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other changes in equity from nonowner sources related to the benefit plans for the years ended December 31, 2006, 2005 and 2004.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2006	2005	2004	2006	2005	2004
Net Periodic Benefit Cost:
Service cost	$64	$61	$49	$2	$4	$2
Interest cost on benefit obligation	108	103	89	16	19	14
Expected return on plan assets	(148)	(139)	(117)	(1)	(2)	(1)
Amortization of unrecognized:
Prior service benefit	(6)	(6)	(6)	—	—	—
Net actuarial loss	9	1	9	—	—	—
Net benefit expense	$27	$20	$24	$17	$21	$15
Other Amounts Recognized in Accumulated Other Changes in Equity from Nonowner Sources:
Prior service benefit	$(20)	$ n/a	$ n/a	$—	$ n/a	$ n/a
Net actuarial loss (gain)	208	n/a	n/a	(44)	n/a	n/a
Amortization of prior service cost	—	n/a	n/a	—	n/a	n/a
Total recognized in other changes in equity from nonowner sources	188	n/a	n/a	(44)	n/a	n/a
Total recognized in net benefit expense and other changes in equity from nonowner sources	$215	$ n/a	$ n/a	$(27)	$ n/a	$ n/a

N/A—Not applicable.

The estimated net loss (gain) and prior service benefit for the defined benefit pension plans that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year are $4 million and $(6) million, respectively. The estimated net loss (gain) and prior service cost for the postretirement benefit plans that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year are $(3) million and $0 million, respectively.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2006	2005
Assumptions used to determine benefit obligations
Discount rate	6.00%	5.75%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	5.75%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	8.00%	9.00%
Medical (age 65 and older)	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2010	2010
Medical (age 65 and older)	2012	2012

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

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $29 million at December 31, 2006, and the aggregate of the service and interest cost components of net postretirement benefit expense by $2 million for the year ended December 31, 2006. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2006 by $28 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $2 million for the year ended December 31, 2006.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Plan Assets

The percentage of the fair value of pension plan assets held by asset category is as follows:

(at December 31,)	2006	2005
Equity securities	65%	62%
Debt securities	29%	27%
Cash	4%	8%
Other	2%	3%
Total	100%	100%

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

Maximum and minimum targets for asset allocations at December 31, 2006 by asset category were as follows:

Asset Category	Plan Assets
Equity securities	25 – 75%
Fixed maturity securities	15 – 75%
Cash	0 – 20%
Other	0 – 10%

Equity securities include 797,600 shares of the Company’s common stock with a market value of $43 million at December 31, 2006.

The Company’s other post-retirement benefit plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category were as follows:

Asset Category	2006	2005
Fixed maturity securities	68%	75%
Cash	28%	25%
Equity securities	4%	—

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Estimated Future Benefit Payments

Benefits expected to be paid, which reflect estimated future employee service, are estimated to be:

Expected payments by period (in millions)	Pension Plans	Postretirement Benefit Plans	Prescription Drug Subsidy
2007	$100	$20	$2
2008	106	21	3
2009	110	22	3
2010	113	22	3
2011	118	22	3
2012 through 2016	646	114	20

Savings Plan

The Company, in September 2005, merged the Travelers 401(k) Savings Plan, the St. Paul Companies, Inc. Savings Plus Plan (SPP), and The St. Paul Companies, Inc. Stock Ownership Plan (SOP) into one new plan, the St. Paul Travelers 401(k) Savings Plan (the Savings Plan). Substantially all Company employees are eligible to participate in the Savings Plan. In 2006 and 2005, the Company matched employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. The Company match contributed to accounts through 2006 was primarily in the form of the Company’s common stock. Beginning with the 2006 match that was contributed in 2007, the Company matching contribution is made in cash and invested according to the employee’s current investment elections. The Company matching contribution can be reinvested at any time into any other investment option. The expense related to this plan was $69 million and $63 million for the years ended December 31, 2006 and 2005, respectively.

Legacy TPC 401(k) Savings Plan

Prior to the September 2005 plan merger, the Company had a 401(k) savings plan under which substantially all legacy TPC employees and Company employees hired after April 1, 2004, were eligible to participate. In 2004, the Company matched employee contributions up to 5% of eligible pay but not more than $2,500 annually. Prior to 2004, the Company matched employee contributions up to 3% of eligible pay but not more than $1,500 annually. The expense related to this plan was $34 million for the year ended December 31, 2004.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

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

13. LEASES

Rent expense was $238 million, $219 million and $207 million in 2006, 2005 and 2004, respectively.

Future minimum annual rental payments under noncancellable operating leases are $185 million, $165 million, $133 million, $87 million, $66 million and $272 million for 2007, 2008, 2009, 2010, 2011 and 2012 and thereafter, respectively. Future sublease rental income aggregating approximately $55 million will partially offset these commitments.

14. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Financial Instruments

Derivative Instruments Designated as Hedging Instruments

The Company has foreign currency hedges of net investments in foreign operations in which derivatives (foreign currency forward contracts) hedge the foreign currency exposure. The effective portion of the change in fair value of the derivative hedging the net investment, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the years ended December 31, 2006 and 2005, the amount included in changes in equity from nonowner sources was a loss of less than $1 million in 2006 and a loss of $2 million in 2005. During 2006, the Company incurred net realized investment losses of approximately $8 million resulting from the dissolution of a designated hedging relationship. During 2006 and 2005, the Company incurred net realized investment losses of less than $1 million from hedge ineffectiveness.

Derivative Instruments not Designated as Hedging Instruments

Derivatives that are not designated or do not qualify as hedges are carried at fair value with changes in value reflected in net realized investment gains (losses). The Company has certain U.S. treasury futures

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

contracts and foreign currency forward contracts, which are not designated as hedges at December 31, 2006 and 2005.

The Company engaged in U.S. Treasury note futures transactions to modify the duration of specific assets within the investment portfolio. The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $350 million and $1.20 billion at December 31, 2006 and 2005, respectively. These derivative instruments are not designated and do not qualify as hedges under FAS 133 and as such the daily mark-to-market changes in fair value are reflected in net realized investment gains (losses). Net realized investment gains in 2006 and 2005 included net gains of $30 million and $13 million, respectively, related to U.S. Treasury futures contracts which are settled daily.

The Company owns six million stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. These warrants are not designated and do not qualify as hedges under FAS 133 and as such the mark-to-market changes in fair value are reflected in net realized investment gains (losses). In 2006 and 2005, the Company recorded a net realized investment loss of $22 million and a net realized investment gain of $7 million, respectively, related to the Company’s holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd.

The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities.

Fair Value of Financial Instruments

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded by FAS 107, Disclosures about Fair Value of Financial Instruments, and, therefore, are not included in the amounts discussed.

At December 31, 2006 and 2005, investments in fixed maturities had a fair value, which equaled carrying value, of $62.67 billion and $58.98 billion, respectively. The fair value of investments in fixed maturities for which a quoted market price or dealer quote are not available was $547 million and $456 million at December 31, 2006 and 2005, respectively. See note 1.

The carrying values of cash, short-term securities, mortgage loans and investment income accrued approximated their fair values. See notes 1 and 3.

The carrying values of $876 million and $1.11 billion of financial instruments classified as other assets approximated their fair values at December 31, 2006 and 2005, respectively. The carrying values of $5.15 billion and $5.33 billion of financial instruments classified as other liabilities at December 31, 2006 and 2005, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at December 31, 2006 was $5.76 billion and $5.98 billion, respectively. The respective totals at December 31, 2005 were $5.85 billion and $5.82 billion.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The fair value of commercial paper included in debt outstanding at December 31, 2006 and 2005 approximated its book value because of its short-term nature. For other debt, the fair value estimate was based upon the bid price at December 31, 2006 and 2005.

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

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

Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit and TPC filed a cross-appeal. Two appellants voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed. Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal. On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order. The three remaining principal appeals have been consolidated for disposition and remain pending. It is not possible to predict how the appellate court will rule on the pending appeals. The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

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

Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota. Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed. On July 11, 2005, the lead plaintiff filed an amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products. On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim. Oral argument on the Company’s motion to dismiss was presented on June 15, 2006. By order dated September 25, 2006, the Court denied the Company’s motion to dismiss. Discovery has commenced. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. That motion remains pending. In the third action, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004). The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock. On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint. On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004). The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed. The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above. On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion. On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company. The settlement remains subject to court approval.

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

Other Proceedings

From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraphs.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and denied a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf. On December 22, 2006, Gulf and XL entered into a final settlement agreement which resolves all claims between Gulf and XL under the reinsurance agreements at issue in the litigation. Fact and expert discovery are complete with respect to the remaining parties: Transatlantic, Odyssey and Gerling. Gulf, Transatlantic and Gerling have filed motions for partial summary judgment. The Court has not yet set a trial date. Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the United States District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., C.A. No. 06-1672, 06-1673 and 06-1674, Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al. C.A. No. 05-6323; and Xavier University of Louisiana v. Travelers Property Ca. Co. of America, C.A. No. 06-516. Chehardy and Vanderbrook are proposed class actions in which the Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds. The losses involved in all of these suits allegedly were caused by the failure of the New Orleans levees. On November 27, 2006, the Court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases. The Court’s ruling does not determine that any additional amounts are owed under any of the Company’s policies or otherwise reach the merits of the policyholders’ claims. The Company disagrees with the ruling and, along with certain other insurers named in the consolidated lawsuits, filed a motion with the United States Court of Appeals for the Fifth Circuit, seeking to have the Court of Appeals accept an immediate appeal from the District Court’s ruling. On February 1, 2007, the Fifth Circuit accepted the appeal.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities. The areas of pending inquiry addressed to the Company include its relationship with brokers and agents, and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or both of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General;

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

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

Except as settled as previously disclosed, the industry-wide investigations described above are ongoing, as are the Company’s efforts to cooperate with the authorities, and the various authorities could ask that additional work be performed or reach conclusions different from the Company’s. Accordingly, it would be premature to reach any conclusions as to the likely outcome of these matters.

Four putative class action lawsuits are pending against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. The complaints are captioned:  Redwood Oil Company v. Marsh & McLennan

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005). To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state common law and the laws of the various states prohibiting antitrust violations. Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim. Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006. On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims. On November 30, 2006, defendants renewed their motions to dismiss. On February 13, 2006, the named plaintiffs moved to certify a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of a broker defendant (or related entity) in connection with the procurement or renewal of insurance and who entered into or renewed a contract of insurance with one or more of the insurer defendants, including the Company. The renewed motion to dismiss and class certification motion remain pending. Also, additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at December 31, 2006, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company is cooperating with the Division’s requests for information.

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities. The Company’s total future estimated obligations related to its venture capital investments were $87 million and $128 million at December 31, 2006 and 2005, respectively. The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These additional commitments were $1.31 billion and $803 million at December 31, 2006 and 2005, respectively.

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

During 2006, the Company entered into construction loan and performance guarantees relating to an investment in a real estate development joint venture. The maximum obligation for the guarantees was $55 million.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. As of December 31, 2006, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.85 billion. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. Included in the indemnification obligations at December 31, 2006 was $187 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The fair value of this obligation as of December 31, 2006 was $65 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

16. RELATED PARTY TRANSACTIONS

Prior to Citigroup’s distribution to its stockholders of a portion of its ownership in TPC in August 2002, TPC provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, TPC and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, TPC entered into an investment management agreement, which was applied retroactively to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup provided investment advisory and administrative services to TPC with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on investment performance. This agreement was modified and extended through the first quarter of 2005, at which time it was terminated. Charges incurred related to this agreement were $2 million and $58 million for the years ended December 31, 2005 and 2004, respectively. TPC and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, was not significant to the Company’s results of operations or financial condition.

In the ordinary course of business, the Company purchases and sells securities through formerly affiliated broker-dealers. These transactions are conducted on an arm’s-length basis. Commissions are not paid for the purchase and sale of debt securities.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RESTRUCTURING ACTIVITIES

During the second quarter of 2004, the Company’s management approved and committed to plans to terminate and relocate certain employees and to exit certain activities. The cost of these actions has been recognized as a liability and is included in either the allocation of the purchase price or recorded as part of general and administrative expenses. The following tables summarize the Company’s costs related to these plans.

				Balance at
	Original	2004		December 31,
(in millions)	Accrued Costs	Payments	Adjustments	2004
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$71	$(43)	$(3)	$25
Costs to exit leases	4	(1)	5	8
Other exit costs	4	(2)	—	2
Total included in the allocation of purchase price	79	(46)	2	35
Employee termination costs included in general and administrative expenses:
Business Insurance	34	(4)	(9)	21
Financial, Professional and International Insurance	1	(1)	—	—
Personal Insurance	4	—	(1)	3
Total included in general and administrative expenses	39	(5)	(10)	24
Total restructuring costs	$118	$(51)	$(8)	$59

	Balance at			Balance at
	December 31,	2005		December 31,
(in millions)	2004	Payments	Adjustments	2005
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$25	$(23)	$5	$7
Costs to exit leases	8	(3)	(1)	4
Other exit costs	2	(2)	—	—
Total included in the allocation of purchase price	35	(28)	4	11
Employee termination costs included in general and administrative expenses:
Business Insurance	21	(15)	1	7
Personal Insurance	3	(2)	—	1
Total included in general and administrative expenses	24	(17)	1	8
Total restructuring costs	$59	$(45)	$5	$19

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RESTRUCTURING ACTIVITIES (Continued)

	Balance at			Balance at
	December 31,	2006		December 31,
(in millions)	2005	Payments	Adjustments	2006
Restructuring costs included in the allocation of the purchase price:
Employee termination and relocation costs	$7	$(7)	$—	$—
Costs to exit leases	4	(2)	—	2
Total included in the allocation of purchase price	11	(9)	—	2
Employee termination costs included in general and administrative expenses:
Business Insurance	7	(6)	—	1
Personal Insurance	1	(1)	—	—
Total included in general and administrative expenses	8	(7)	—	1
Total restructuring costs	$19	$(16)	$—	$3

18. NONCASH INVESTING AND FINANCING ACTIVITIES

There were no significant noncash financing or investing activities during the year ended December 31, 2006.

In 2005, the Company remarketed senior notes that were originally issued in 2002, resetting the interest rate from 5.25% to 5.01%. There were no other significant noncash financing or investing activities during the year ended December 31, 2005.

There were no significant noncash financing or investing activities during the year ended December 31, 2004, other than the acquisition of SPC which resulted in net assets assumed of $8.76 billion (at fair value).

19. MERGER

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

On an unaudited pro forma basis for the year ended December 31, 2004, the combined revenues of TPC and SPC totaled $25.20 billion, net income totaled $1.08 billion, and basic and diluted net income per share was $1.61 and $1.58, respectively. This combined information reflects pro forma purchase accounting adjustments as if the acquisition had been consummated as of January 1, 2004. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on that date, or of future results of the Company.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. MERGER (Continued)

Identification and Valuation of Intangible Assets Subject to Amortization

Intangible assets subject to amortization (excluding the Nuveen Investments’ intangible assets) were as follows:

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

(b)          See note 5 for further discussion of the fair value adjustment.

20. DISCONTINUED OPERATIONS

In 2005, the Company completed the divestiture of its 78% equity interest in Nuveen Investments, which constituted its Asset Management segment, through a series of transactions. The divestiture resulted in net pretax cash proceeds of $2.40 billion. In 2005, the Company recorded a pretax gain on disposal of $345 million ($224 million after-tax), and a net operating loss from discontinued operations of $663 million, consisting primarily of $710 million of tax expense which resulted from the difference between the tax basis and the GAAP carrying value of the Company’s investment in Nuveen Investments, partially offset by the Company’s share of Nuveen Investments’ net income for 2005.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The St. Paul Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.49 billion as of December 31, 2006.

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

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,861	$6,899	$—	$—	$20,760
Net investment income	2,357	1,059	103	(2)	3,517
Fee income	589	2	—	—	591
Net realized investment gains (losses)	(11)	46	(24)	—	11
Other revenues	104	64	54	(11)	211
Total revenues	16,900	8,070	133	(13)	25,090
Claims and expenses
Claims and claim adjustment expenses	8,116	4,128	—	—	12,244
Amortization of deferred acquisition costs	2,228	1,111	—	—	3,339
General and administrative expenses	2,286	1,128	55	(11)	3,458
Interest expense	140	—	186	(2)	324
Total claims and expenses	12,770	6,367	241	(13)	19,365
Income before income taxes	4,130	1,703	(108)	—	5,725
Income tax expense	1,118	436	(37)	—	1,517
Equity in earnings of subsidiaries, net of tax	—	—	4,279	(4,279)	—
Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208

(1)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,494	$6,847	$—	$—	$20,341
Net investment income	2,191	953	21	—	3,165
Fee income	661	3	—	—	664
Net realized investment gains (losses)	35	(21)	3	—	17
Other revenues	166	12	11	(11)	178
Total revenues	16,547	7,794	35	(11)	24,365
Claims and expenses
Claims and claim adjustment expenses	9,835	5,092	—	—	14,927
Amortization of deferred acquisition costs	2,038	1,214	—	—	3,252
General and administrative expenses	2,198	1,010	32	(11)	3,229
Interest expense	142	(2)	146	—	286
Total claims and expenses	14,213	7,314	178	(11)	21,694
Income (loss) from continuing operations before income taxes	2,334	480	(143)	—	2,671
Income tax expense (benefit)	565	72	(27)	—	610
Equity in earnings of subsidiaries, net of tax	—	—	2,215	(2,215)	—
Income (loss) from continuing operations	1,769	408	2,099	(2,215)	2,061
Discontinued operations
Operating loss, net of taxes	—	(82)	(581)	—	(663)
Gain on disposal, net of taxes	—	120	104	—	224
Income (loss) from discontinued operations	—	38	(477)	—	(439)
Net income	$1,769	$446	$1,622	$(2,215)	$1,622

(1)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2004

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,682	$5,356	$—	$—	$19,038
Net investment income	2,063	594	6	—	2,663
Fee income	682	24	—	—	706
Net realized investment gains (losses)	175	(139)	(75)	—	(39)
Other revenues	130	53	3	(10)	176
Total revenues	16,732	5,888	(66)	(10)	22,544
Claims and expenses
Claims and claim adjustment expenses	9,266	6,173	—	—	15,439
Amortization of deferred acquisition costs	2,188	790	—	—	2,978
General and administrative expenses	1,955	942	52	(4)	2,945
Interest expense	143	—	99	(6)	236
Total claims and expenses	13,552	7,905	151	(10)	21,598
Income (loss) from continuing operations before income taxes	3,180	(2,017)	(217)	—	946
Income tax expense (benefit)	856	(715)	(72)	—	69
Equity in earnings (loss) of subsidiaries, net of tax	—	(1)	1,027	(1,026)	—
Minority interest, net of tax	10	—	—	—	10
Income (loss) from continuing operations	2,314	(1,303)	882	(1,026)	867
Discontinued operations
Operating income, net of taxes	—	15	73	—	88
Income from discontinued operations	—	15	73	—	88
Net income (loss)	$2,314	$(1,288)	$955	$(1,026)	$955

(1)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,674 subject to securities lending) (amortized cost $62,244)	$39,736	$22,511	$419	$—	$62,666
Equity securities, at fair value (cost $436)	326	80	67	—	473
Real estate	8	785	—	—	793
Short-term securities	2,623	1,338	977	—	4,938
Other investments	2,019	1,270	109	—	3,398
Total investments	44,712	25,984	1,572	—	72,268
Cash	325	130	4	—	459
Investment income accrued	501	322	7	(3)	827
Premiums receivable	3,916	2,265	—	—	6,181
Reinsurance recoverables	12,963	4,857	—	—	17,820
Ceded unearned premiums	1,013	230	—	—	1,243
Deferred acquisition costs	1,323	292	—	—	1,615
Deferred tax asset	1,037	484	15	—	1,536
Contractholder receivables	4,541	482	—	—	5,023
Goodwill	2,412	1,026	—	—	3,438
Intangible assets	273	491	—	—	764
Investment in subsidiaries	—	—	26,946	(26,946)	—
Other assets	1,921	589	279	(202)	2,587
Total assets	$74,937	$37,152	$28,823	$(27,151)	$113,761
Liabilities
Claims and claim adjustment expense reserves	$38,752	$20,536	$—	$—	$59,288
Unearned premium reserves	7,655	3,573	—	—	11,228
Contractholder payables	4,541	482	—	—	5,023
Payables for reinsurance premiums	284	401	—	—	685
Debt	2,469	155	3,338	(202)	5,760
Other liabilities	4,449	1,846	350	(3)	6,642
Total liabilities	58,150	26,993	3,688	(205)	88,626
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	129	—	129
Common stock (1,750.0 shares authorized; 678.3 shares issued and outstanding)	—	745	18,530	(745)	18,530
Additional paid-in capital	9,910	7,711	—	(17,621)	—
Retained earnings	6,472	1,618	7,253	(8,090)	7,253
Accumulated other changes in equity from nonowner sources	405	85	452	(490)	452
Treasury stock, at cost (25.2 shares)	—	—	(1,229)	—	(1,229)
Total shareholders’ equity	16,787	10,159	25,135	(26,946)	25,135
Total liabilities and shareholders’ equity	$74,937	$37,152	$28,823	$(27,151)	$113,761

(1)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,667 subject to securities lending) (amortized cost $58,616)	$37,582	$20,957	$444	$—	$58,983
Equity securities, at fair value (cost $538)	435	86	58	—	579
Real estate	7	745	—	—	752
Short-term securities	2,142	1,551	1,109	—	4,802
Other investments	1,808	1,273	90	—	3,171
Total investments	41,974	24,612	1,701	—	68,287
Cash	136	200	1	—	337
Investment income accrued	471	286	7	(3)	761
Premiums receivable	3,843	2,281	—	—	6,124
Reinsurance recoverables	14,966	4,608	—	—	19,574
Ceded unearned premiums	1,000	322	—	—	1,322
Deferred acquisition costs	1,218	309	—	—	1,527
Deferred tax asset	1,330	581	151	—	2,062
Contractholder receivables	4,422	1,094	—	—	5,516
Goodwill	2,412	1,030	—	—	3,442
Intangible assets	316	601	—	—	917
Investment in subsidiaries	—	—	23,708	(23,708)	—
Other assets	2,292	743	478	(195)	3,318
Total assets	$74,380	$36,667	$26,046	$(23,906)	$113,187
Liabilities
Claims and claim adjustment expense reserves	$41,213	$19,877	$—	$—	$61,090
Unearned premium reserves	7,418	3,509	—	—	10,927
Contractholder payables	4,422	1,094	—	—	5,516
Payables for reinsurance premiums	282	438	—	—	720
Debt	2,623	147	3,272	(192)	5,850
Other liabilities	4,297	2,017	471	(4)	6,781
Total liabilities	60,255	27,082	3,743	(196)	90,884
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.5 shares issued and outstanding)	—	—	153	—	153
Common stock (1,750.0 shares authorized; 693.4 shares issued and outstanding)	(24)	745	18,096	(721)	18,096
Additional paid-in capital	9,916	7,724	—	(17,640)	—
Retained earnings	3,835	1,154	3,750	(4,989)	3,750
Accumulated other changes in equity from nonowner sources	398	(38)	351	(360)	351
Treasury stock, at cost (1.2 shares)	—	—	(47)	—	(47)
Total shareholders’ equity	14,125	9,585	22,303	(23,710)	22,303
Total liabilities and shareholders’ equity	$74,380	$36,667	$26,046	$(23,906)	$113,187

(1)          The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208
Net adjustments to reconcile net income to net cash provide by operating activities	(153)	525	(4,085)	4,279	566
Net cash provided by operating activities	2,859	1,792	123	—	4,774
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,410	2,388	12	—	5,810
Proceeds from sales of investments:
Fixed maturities	2,192	2,166	43	—	4,401
Equity securities	195	90	—	—	285
Purchases of investments:
Fixed maturities	(7,852)	(5,960)	(33)	—	(13,845)
Equity securities	(11)	(72)	—	—	(83)
Real estate	(2)	(73)	—	—	(75)
Short-term securities, (purchases) sales, net	(481)	264	132	—	(85)
Other investments, net	198	208	—	—	406
Securities transactions in course of settlement	539	(92)	—	—	447
Other	(327)	2	—	—	(325)
Net cash provided by (used in) investing activities	(2,139)	(1,079)	154	—	(3,064)
Cash flows from financing activities
Issuance of debt	—	—	786	—	786
Payment of debt	(154)	—	(652)	—	(806)
Dividends paid to shareholders	—	—	(702)	—	(702)
Issuance of common stock—employee share options	—	—	216	—	216
Treasury stock acquired—share repurchase program	—	—	(1,103)	—	(1,103)
Treasury stock acquired—net employee share-based compensation	—	—	(17)	—	(17)
Excess tax benefits from share-based payment arrangements	—	—	16	—	16
Dividends received by (paid to) parent company	(375)	(780)	1,155	—	—
Capital contributions and loans between subsidiaries	—	(8)	8	—	—
Other	(2)	—	19	—	17
Net cash used in financing activities	(531)	(788)	(274)	—	(1,593)
Effect of exchange rate changes on cash	—	5	—	—	5
Net increase (decrease) in cash	189	(70)	3	—	122
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$325	$130	$4	$—	$459
Supplemental disclosure of cash flow information
Income taxes paid (received)	$869	$156	$(164)	$—	$861
Interest paid	$138	$—	$220	$—	$358

(1)           The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2005

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,769	$446	$1,622	$(2,215)	$1,622
Net adjustments to reconcile net income to net cash provided by operating activities	859	309	(1,416)	2,215	1,967
Net cash provided by operating activities of continuing operations	2,628	755	206	—	3,589
Net cash provided by operating activities of discontinued operations	—	24	—	—	24
Net cash provided by operating activities	2,628	779	206	—	3,613
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,944	1,996	12	—	4,952
Proceeds from sales of investments:
Fixed maturities	3,095	1,918	179	—	5,192
Equity securities	343	60	—	—	403
Real estate	—	37	—	—	37
Purchases of investments:
Fixed maturities	(9,417)	(5,618)	(1,011)	—	(16,046)
Equity securities	(9)	(54)	—	—	(63)
Real estate	(7)	(42)	—	—	(49)
Short-term securities, (purchases) sales, net	553	571	(982)	—	142
Other investments, net	591	133	—	—	724
Securities transactions in course of settlement	(583)	(12)	—	—	(595)
Other	(128)	(4)	—	—	(132)
Net cash used in investing activities of continuing operations	(2,618)	(1,015)	(1,802)	—	(5,435)
Net cash used in investing activities of discontinued operations	—	(20)	—	—	(20)
Net cash used in investing activities	(2,618)	(1,035)	(1,802)	—	(5,455)
Cash flows from financing activities
Issuance of debt	—	—	400	—	400
Payment of debt	(4)	—	(811)	—	(815)
Dividends to shareholders	—	—	(628)	—	(628)
Issuance of common stock—employee share options	—	—	164	—	164
Issuance of common stock—maturity of equity unit forward contracts	—	—	442	—	442
Treasury stock acquired—net employee share-based compensation	—	—	(33)	—	(33)
Dividends received by (paid to) parent company	(860)	(85)	945	—	—
Capital contributions and loans between subsidiaries	824	66	(890)	—	—
Other	—	—	(3)	—	(3)
Net cash used in financing activities of continuing operations	(40)	(19)	(414)	—	(473)
Net cash provided by financing activities of discontinued operations	—	4	—	—	4
Net cash used in financing activities	(40)	(15)	(414)	—	(469)
Effect of exchange rate changes on cash	—	(5)	—	—	(5)
Elimination of cash provided by discontinued operations	—	(8)	—	—	(8)
Net proceeds from sale of discontinued operations	—	405	1,994	—	2,399
Net increase (decrease) in cash	(30)	121	(16)	—	75
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$136	$200	$1	$—	$337
Supplemental disclosure of cash flow information
Income taxes paid (received)	$961	$175	$(310)	$—	$826
Interest paid	$137	$6	$194	$—	$337

(1)    The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2004(1)

(in millions)	TPC	Other Subsidiaries	St. Paul Travelers(2)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,314	$(1,288)	$955	$(1,026)	$955
Net adjustments to reconcile net income to net cash provided by operating activities	1,608	2,943	(1,465)	1,025	4,111
Net cash provided by (used in) operating activities of continuing operations	3,922	1,655	(510)	(1)	5,066
Net cash provided by operating activities of discontinued operations	—	175	—	—	175
Net cash provided by (used in) operating activities	3,922	1,830	(510)	(1)	5,241
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,947	1,673	1	—	5,621
Proceeds from sales of investments:
Fixed maturities	4,381	3,564	—	—	7,945
Equity securities	182	63	20	—	265
Purchases of investments:
Fixed maturities	(9,863)	(6,659)	—	—	(16,522)
Equity securities	(55)	(38)	(1)	—	(94)
Real estate	—	(22)	—	—	(22)
Short-term securities, (purchases) sales, net	(556)	(1,271)	(87)	1	(1,913)
Other investments, net	632	332	—	—	964
Securities transactions in course of settlement	(877)	(231)	—	—	(1,108)
Net cash acquired in merger	(19)	167	—	—	148
Other	—	29	40	—	69
Net cash provided by (used in) investing activities of continuing operations	(2,228)	(2,393)	(27)	1	(4,647)
Net cash used in investing activities of discontinued operations	—	(139)	—	—	(139)
Net cash provided by (used in) investing activities	(2,228)	(2,532)	(27)	1	(4,786)
Cash flows from financing activities
Issuance of debt	—	—	302	—	302
Payment of debt	(54)	—	(173)	—	(227)
Dividends to shareholders	(81)	—	(561)	—	(642)
Issuance of common stock-employee share options	43	—	68	—	111
Treasury stock acquired—net employee share-based compensation	(22)	—	(1)	—	(23)
Dividends received by (paid to) parent company	(1,690)	(150)	1,840	—	—
Capital contributions and loans between subsidiaries	—	940	(940)	—	—
Repurchase of minority interest of subsidiary	(76)	—	—	—	(76)
Other	—	20	19	—	39
Net cash provided by (used in) financing activities of continuing operations	(1,880)	810	554	—	(516)
Net cash used in financing activities of discontinued operations	—	(24)	—	—	(24)
Net cash provided by (used in) financing activities	(1,880)	786	554	—	(540)
Effect of exchange rate changes on cash	—	7	—	—	7
Elimination of cash provided by discontinued operations	—	(12)	—	—	(12)
Net increase (decrease) in cash	(186)	79	17	—	(90)
Cash at beginning of period	352	—	—	—	352
Cash at end of period	$166	$79	$17	$—	$262
Supplemental disclosure of cash flow information
Income taxes paid (received)	$747	$78	$(219)	$—	$606
Interest paid	$138	$6	$142	$—	$286

(1)    See note 3.

(2)    The St. Paul Travelers Companies, Inc., excluding its subsidiaries.

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2006 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,050	$6,255	$6,316	$6,469	$25,090
Total expenses	4,712	4,911	4,862	4,880	19,365
Income before income taxes	1,338	1,344	1,454	1,589	5,725
Income tax expense	332	374	411	400	1,517
Net income	$1,006	$970	$1,043	$1,189	$4,208
Net income per share:(1)
Basic	$1.45	$1.40	$1.52	$1.75	$6.12
Diluted	1.41	1.36	1.47	1.68	5.91

2005 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,105	$6,037	$6,042	$6,181	$24,365
Total expenses	4,917	4,743	6,050	5,984	21,694
Income (loss) from continuing operations before income taxes	1,188	1,294	(8)	197	2,671
Income tax expense (benefit)	311	363	(83)	19	610
Income from continuing operations	877	931	75	178	2,061
Income (loss) from discontinued operations	(665)	138	87	1	(439)
Net income	$212	$1,069	$162	$179	$1,622
Net income per share:(1)
Basic	$0.31	$1.59	$0.24	$0.26	$2.39
Diluted	0.31	1.52	0.23	0.26	2.33

(1)          Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.                CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2006. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon its assessment, management has concluded that the Company’s internal control over financial reporting is effective at December 31, 2006, and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting which follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The St. Paul Travelers Companies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The St. Paul Travelers Companies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Paul Travelers Companies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The St. Paul Travelers Companies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The St. Paul Travelers Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Minneapolis, Minnesota
February 23, 2007

Item 9B.               OTHER INFORMATION

Not applicable.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

Set forth below is information concerning the Company’s executive officers as of February 23, 2007.

Name	Age	Office
Jay S. Fishman	54	Chairman of the Board of Directors, Chief Executive Officer and President
Jay S. Benet	54	Vice Chairman and Chief Financial Officer
Irwin R. Ettinger	68	Vice Chairman
Charles J. Clarke	71	Vice Chairman
William H. Heyman	58	Vice Chairman and Chief Investment Officer
Brian W. MacLean	53	Executive Vice President and Chief Operating Officer
Andy F. Bessette	53	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	51	Executive Vice President and General Counsel
Doreen Spadorcia	49	Executive Vice President—Claim Services
Joseph P. Lacher, Jr.	37	Executive Vice President—Personal Insurance
John J. Albano	57	Executive Vice President—Business Insurance
Samuel G. Liss	50	Executive Vice President—Strategic Development and Financial, Professional & International Insurance
Kathleen L. Preston	44	Executive Vice President—Enterprise Development
William A. Bloom	43	Senior Vice President and Chief Information Officer

Jay S. Fishman, 54, has been Chairman since September 2005 and Chief Executive Officer and President of the Company since joining SPC in October 2001. He held the additional title of Chairman of SPC from October 2001 until the Merger. Prior to October 2001, Mr. Fishman was Chief Operating Officer of finance and risk for Citigroup Inc, where he was responsible for coordinating all risk and financial functions throughout that company. He was also then serving as Chief Executive Officer and President of TIGHI (since 1998) and as Chairman (from March 2000 to January 2001), and as head of Citigroup’s global insurance businesses and the consumer business in Japan and Western Europe. Mr. Fishman held several key executive posts at Primerica, Travelers and Citigroup from 1989 to October 2001.

Jay S. Benet, 54, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup’s Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

Irwin R. Ettinger, 68, has been Vice Chairman of the Company since the Merger. Prior to that time, he was Vice Chairman of TPC since June 2002. Mr. Ettinger served as the Chief Accounting and Tax

Officer for Citigroup from 1998 to May 2002 and held other positions of increasing responsibility since joining Citigroup in 1987. He joined Citigroup from Arthur Young & Co. (now Ernst & Young) where he was a partner for 18 years.

Charles J. “Chuck” Clarke, 71, has been Vice Chairman of the Company since the Merger at which time he was serving in the roles of President, Vice Chairman and Director of Travelers Property Casualty Corp. Mr. Clarke joined Travelers in 1958 as an assistant underwriter. During his tenure at Travelers, Mr. Clarke progressed through positions of increasing responsibility. Of note, he was appointed Senior Vice President for the National Accounts Group’s property-casualty business in 1985 and subsequently took on responsibility as Chairman of Commercial Lines in 1990.

William H. Heyman, 58, has been Vice Chairman since May 2005, and before that, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held the same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively, a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

Brian W. MacLean, 53, has been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial. He joined TIGHI in 1988.

Andy F. Bessette, 53, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was vice president of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

Kenneth F. Spence, III, 51, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company’s Legal Services group, and from April 1998 until the Merger, in SPC’s Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC’s merger with USF&G Corporation, where he had served as legal counsel.

Doreen Spadorcia, 49, has been Executive Vice President—Claim, since March 2, 2005. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

Joseph P. Lacher, Jr., 37, has been Executive Vice President of Personal Insurance for the Company since January 2005 and prior to that, he had been Senior Vice President of the Company in charge of those operations. Prior to the Merger, he was Executive Vice President—Personal for TPC. Before that, he was Senior Vice President of Product & Actuarial for TPC’s Personal insurance operations since April 2001. Mr. Lacher was Senior Vice President of Personal Strategic Distribution for TIGHI from April 1999 to April 2001, and from April 1996 to April 1999, he was Chief Financial Officer of Select Accounts. Mr. Lacher joined TIGHI in 1991.

John J. Albano, 57, has been Executive Vice President of the Company since November 2005, and he is currently Executive Vice President for Business Insurance. In 1998 he assumed the position of Chief

Underwriting Officer and Chief Operating Officer for National Accounts, and was promoted to President and CEO for National Accounts in 2000 and Commercial Accounts in 2005. Prior to that time, he served as Regional Vice President of the Northeast Region from 1987-1997. He joined Travelers in 1971, working in Commercial Lines Underwriting and Marketing on Long Island.

Samuel G. Liss, 50, has been Executive Vice President—Strategic Development and Financial, Professional & International Insurance of the Company since September 2006. Prior to that date, he was Executive Vice President of Business Development since he joined the Company in February 2003. In 2002, he advised The St. Paul Companies in connection with its formation of Platinum Underwriters Holdings, Ltd, a NYSE-listed Bermuda reinsurance company which succeeded The St. Paul Companies’ former assumed reinsurance operation. Mr. Liss served as Managing Director in the Financial Institutions Group of Credit Suisse First Boston from 1994 to 2001.

Kathleen L. Preston, 44, has been Executive Vice President—Enterprise Development since joining the Company in October 2005. Prior to that time, she was President of the Retail Annuities Division and also served in various other leadership positions at Travelers Insurance Company, a former affiliate of the Company. She also served as Senior Vice President of Insurance Sales and Operations for Fleet Financial Group from 1995 to 1997.

William A. Bloom, 43, has been Senior Vice President and Chief Information Officer for the Company since the Merger. In 2006 he was given the additional responsibility for Insurance Operations, which includes the policyholder and agency service centers, underwriting support and policy processing, agency operations and billing. Prior to joining Travelers as its Chief Information Officer in 2003, Mr. Bloom was a partner in the Financial Services Practice at Accenture. He also served previously as a Vice President at Hartford Life, responsible for business technology services.

The “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 1, 2007 is incorporated herein by reference.

The “Election of Directors—Nominees for Election as Directors” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2007 is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company’s internet website at www.stpaultravelers.com. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or any person performing similar functions, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

Item 11.                 EXECUTIVE COMPENSATION

The “Executive Compensation” section and the “Non-Employee Director Compensation” sections of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 1, 2007, are incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The “Share Ownership Information” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 1, 2007, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2006 regarding the Company’s equity compensation plans. The only plan pursuant to which the company may make equity grants is The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan) that was approved by shareholders at the Company’s 2004 annual meeting on July 28, 2004. Any equity compensation plan of either SPC or TPC that existed prior to the merger had either terminated or otherwise could not be used for additional equity grants after the 2004 Incentive Plan was approved. However, equity grants that were outstanding under these plans were not affected by the plans’ terminations or inability to issue additional equity grants. In addition, certain stock options were granted previously under The St. Paul Companies, Inc. Amended and Restated 1994 Stock Incentive Plan (the 1994 St. Paul Plan) and the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the Travelers Stock Plan) that allowed the option holder to use the reload method of option exercise. These option holders may continue to use the reload exercise method, and any reload options granted as a result will be issued under the 1994 St. Paul Plan or Travelers Stock Plan, respectively.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	38,495,880	$42.86 per share	40,264,991	(3)
Equity compensation plans not approved by security holders(2)	344,308	$40.47 per share	—
Total	38,840,188	$42.84 per share	40,264,991	(3)

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

(3)          These are shares available for grant as of December 31, 2006 under the 2004 Incentive Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, restricted stock and stock appreciation rights. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan and, to the extent such shares have become available as of December 31, 2005, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan, the 1994 St. Paul Plan and the Travelers Stock Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

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

In April 1998, SPC merged with USF&G Corporation (USF&G), and the outstanding options to purchase USF&G stock were converted into options to purchase SPC’s common stock. On December 31, 2006, 140,220 shares were subject to outstanding options pursuant to that conversion (with a weighted average exercise price of $43.39) related to plans that had not been approved by USF&G shareholders prior to the merger. No additional options could be granted under those plans subsequent to the April 1998 merger. These options are not included in the preceding table.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Transactions with Related Persons and Certain Control Persons” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 1, 2007, is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Audit and Non-Audit Fees” section of the Company’s Proxy Statement relating to its Annual Meeting of Shareholders to be held May 1, 2007, is incorporated herein by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of the report:

(1)         Financial Statements. See Index to Consolidated Financial Statements on page 143 hereof.

(2)         Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 254 hereof.

(3)         Exhibits:

See Exhibit Index on pages 262-266 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The St. Paul Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Registrant)

Date: February 23, 2007	By	/s/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The St. Paul Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/S/ JAY S. FISHMAN	Director, Chairman, Chief Executive	February 23, 2007
	Jay S. Fishman	Officer and President (Principal Executive Officer)

By	/S/ JAY S. BENET	Vice Chairman and Chief Financial	February 23, 2007
	Jay S. Benet	Officer (Principal Financial Officer)

By	/S/ DOUGLAS K. RUSSELL	Senior Vice President, Corporate	February 23, 2007
	Douglas K. Russell	Controller and Treasurer (Principal Accounting Officer)

By	*	Director	February 23, 2007
John H. Dasburg

By	*	Director	February 23, 2007
Leslie B. Disharoon

By	*	Director	February 23, 2007
Janet M. Dolan

By	*	Director	February 23, 2007
Kenneth M. Duberstein

By	*	Director	February 23, 2007
Lawrence G. Graev

By	*	Director	February 23, 2007
Thomas R. Hodgson

By	*	Director	February 23, 2007
Robert I. Lipp

By	*	Director	February 23, 2007
Blythe J. McGarvie

By	*	Director	February 23, 2007
Glen D. Nelson, M.D.

By	*	Director	February 23, 2007
Laurie J. Thomsen

*By	/S/ BRUCE A. BACKBERG		February 23, 2007
Bruce A. Backberg, Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The St. Paul Travelers Companies, Inc.:

Under date of February 23, 2007, we reported on the consolidated balance sheet of The St. Paul Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota
February 23, 2007

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED STATEMENT OF INCOME (LOSS)

For the period ended December 31,*	2006	2005	2004
Revenues
Net investment income	$103	$21	$6
Net realized investment gains (losses)	(24)	3	(75)
Other revenues	54	11	3
Total revenues	133	35	(66)
Expenses
Interest	186	146	99
Other	55	32	52
Total expenses	241	178	151
Loss before income taxes and equity in net income of subsidiaries	(108)	(143)	(217)
Income tax benefit	(37)	(27)	(72)
Loss before equity in net income of subsidiaries	(71)	(116)	(145)
Equity in net income of subsidiaries, net of minority interest	4,279	2,215	1,027
Income before discontinued operations	4,208	2,099	882
Discontinued operations	—	(477)	73
Net income	$4,208	$1,622	$955

*                    Data for 2006 and 2005 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the years ended December 31, 2006 and 2005. Data for 2004 represents results of The St. Paul Travelers Companies, Inc. (parent company only) for the nine-month period from the merger date of April 1, 2004 through December 31, 2004.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2006	2005
Assets
Fixed maturities	$419	$444
Equity securities	67	58
Short-term securities	977	1,109
Investment in subsidiaries	26,946	23,708
Other assets	414	727
Total assets	$28,823	$26,046
Liabilities
Debt	$3,338	$3,272
Other liabilities	350	471
Total liabilities	3,688	3,743
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares and 0.5 shares issued and outstanding)	129	153
Common stock (1,750.0 shares authorized, 678.3 and 693.4 shares issued and outstanding)	18,530	18,096
Retained earnings	7,253	3,750
Accumulated other changes in equity from nonowner sources	452	351
Treasury stock, at cost (25.2 and 1.2 shares)	(1,229)	(47)
Total shareholders’ equity	25,135	22,303
Total liabilities and shareholders’ equity	$28,823	$26,046

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE ST. PAUL TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the period ended December 31,*	2006	2005	2004
Cash flows from operating activities
Net income	$4,208	$1,622	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(4,279)	(2,215)	(1,027)
Loss from discontinued operations, net of tax	—	477	—
Dividends received from consolidated subsidiaries	1,155	945	1,880
Capital repaid from (contributed to) subsidiaries	8	(890)	(940)
Deferred federal income tax expense	158	549	259
Change in income taxes payable	(80)	(234)	(389)
Gain on redemption of subordinated debentures	(42)	—	—
Net transfer of pension asset and post-retirement liability	—	—	(247)
Other	158	7	(61)
Net cash provided by operating activities	1,286	261	430
Cash flows from investing activities
Net sales (purchases) of short-term securities	132	(982)	(87)
Other investments, net	22	(820)	20
Net cash provided by (used in) investing activities	154	(1,802)	(67)
Cash flows from financing activities
Issuance of debt	786	400	302
Payment of debt	(652)	(811)	(173)
Dividends paid to shareholders	(702)	(628)	(561)
Issuance of common stock-maturity of equity unit forward contracts	—	442	—
Treasury stock acquired—share repurchase program	(1,103)	—	—
Treasury stock acquired—net employee share-based compensation	(17)	(33)	(1)
Issuance of common stock-employee share options	216	164	68
Other	35	(3)	19
Net cash used in financing activities	(1,437)	(469)	(346)
Net proceeds from the sale of discontinued operations	—	1,994	—
Net increase (decrease) in cash	3	(16)	17
Cash at beginning of period	1	17	—
Cash at end of period	$4	$1	$17
Supplemental disclosure of cash flow information
Cash received during the year for taxes	$164	$310	$219
Cash paid during the year for interest	$220	$194	$142

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

SCHEDULE III

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Insurance Information
2004-2006
(in millions)

Segment	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Premium Revenue	Net Investment Income(a)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(b)	Premiums Written
2006

Business Insurance	$723	$49,179	$5,778	$10,876	$2,538	$6,853	$1,547	$2,109	$11,046
Financial, Professional & International Insurance	369	6,238	2,301	3,321	429	1,794	638	536	3,393
Personal Insurance	523	3,785	3,149	6,563	548	3,597	1,154	804	6,711
Total—Reportable Segments	1,615	59,202	11,228	20,760	3,515	12,244	3,339	3,449	21,150
Other	—	86	—	—	2	—	—	333	—
Consolidated	$1,615	$59,288	$11,228	$20,760	$3,517	$12,244	$3,339	$3,782	$21,150
2005
Business Insurance	$687	$51,238	$5,774	$11,116	$2,341	$9,358	$1,570	$2,040	$10,999
Financial, Professional & International Insurance	351	5,465	2,173	3,197	360	1,818	634	509	3,159
Personal Insurance	489	4,304	2,980	6,028	457	3,751	1,048	665	6,228
Total—Reportable Segments	1,527	61,007	10,927	20,341	3,158	14,927	3,252	3,214	20,386
Other	—	83	—	—	7	—	—	301	—
Consolidated	$1,527	$61,090	$10,927	$20,341	$3,165	$14,927	$3,252	$3,515	$20,386
2004
Business Insurance	$729	$50,120	$6,287	$10,929	$1,980	$9,835	$1,507	$1,955	$10,374
Financial, Professional & International Insurance	382	5,261	2,267	2,529	235	2,349	530	405	2,708
Personal Insurance	448	3,603	2,756	5,580	442	3,255	941	536	5,929
Total—Reportable Segments	1,559	58,984	11,310	19,038	2,657	15,439	2,978	2,896	19,011
Other	—	86	—	—	6	—	—	285	—
Consolidated	$1,559	$59,070	$11,310	$19,038	$2,663	$15,439	$2,978	$3,181	$19,011

(a)              Beginning in the second quarter of 2004, the Company developed a methodology to allocate net investment income and invested assets to the identified segments. See note 2 to the consolidated financial statements for further discussion of this methodology.

(b)             Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(in millions)

	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts(2)	Deductions(3)	Balance at end of period
2006
Reinsurance recoverables	$804	$25	$—	$56	$773
Allowance for uncollectible:
Agency loans	$3	$(3)	$—	$—	$—
Premiums receivable from underwriting activities	$105	$66	$3	$49	$125
Deductibles	$93	$3	$(3)	$11	$82
2005
Reinsurance recoverables	$751	$57	$—	$4	$804
Allowance for uncollectible:
Agency loans	$2	$1	$—	$—	$3
Premiums receivable from underwriting activities	$132	$41	$(14)	$54	$105
Deductibles	$101	$(2)	$14	$20	$93
2004
Reinsurance recoverables	$386	$331	$—	$(34)	$751
Allowance for uncollectible:
Agency loans	$—	$1	$1	$—	$2
Premiums receivable from underwriting activities	$80	$113	$—	$61	$132
Deductibles	$28	$92	$—	$19	$101

(1)          Includes balances acquired in the merger and accounting conformity adjustments in 2004.

(2)          Charged to claims and claim adjustment expenses in the consolidated statement of income (loss).

(3)          Credited to the related asset account. Amount in 2004 includes a $62 million addition related to the commutation of certain reinsurance agreements, offset by $28 million of deductions.

SCHEDULE VI

THE ST. PAUL TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2004-2006
(in millions)

Affiliation	Deferred Policy	Claims and	Discount from			Net	Claims and claim adjustment expenses incurred related to:		Amortization of deferred	Paid claims and claim
with Registrant (2)	Acquisition Costs	Claim Adjustment Expense Reserves	reserves for unpaid claims	Unearned Premiums	Earned Premiums	Investment Income	Current year	Prior Year	acquisition costs	adjustment expenses	Premiums written

2006	$1,615	$59,202	$1,069	$11,228	$20,760	$3,517	$12,533	$(429)	$3,339	$12,911	$21,150
2005	$1,527	$61,007	$1,070	$10,927	$20,341	$3,165	$14,450	$260	$3,252	$13,098	$20,386
2004	$1,559	$58,984	$1,037	$11,310	$19,038	$2,663	$12,855	$2,399	$2,978	$11,551	$19,011

(1)             Excludes accident and health insurance business.

(2)             Consolidated property-casualty insurance operations.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
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
10.1

Trademark License Agreement dated as of August 19, 2002, by and between Travelers Property Casualty Corp. (“TPC”) and The Travelers Insurance Company, was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.2

Revolving Credit Agreement, dated June 10, 2005, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2005, and is incorporated herein by reference.

10.3

Repurchase Agreement, dated March 29, 2005, between the Company and Nuveen Investments, Inc. was filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005, and is incorporated herein by reference.

10.4

Separation Agreement, dated April 1, 2005, between the Company and Nuveen Investments, Inc. was filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 1, 2005, and is incorporated herein by reference.

10.5

Forward Sale Agreement, dated April 6, 2005, among the Company, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith, as agent and collateral agent, was filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2005, and is incorporated herein by reference.

10.6

Forward Sale Agreement, dated April 6, 2005, among the Company, Morgan Stanley & Co. International Limited and Morgan Stanley & Co. Incorporated, as agent and collateral agent, was filed as Exhibit 10.3 to the Company’s Form 8-K filed on April 12, 2005, and is incorporated herein by reference.

10.7

Indemnity Agreement, dated April 6, 2005, among the Company, Nuveen Investments, Inc., Merrill Lynch & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Merrill Lynch International Limited was filed as Exhibit 10.4 to the Company’s Form 8-K filed on April 12, 2005, and is incorporated herein by reference.

10.8

Indemnity Agreement, dated April 6, 2005, among the Company, Nuveen Investments, Inc., Morgan Stanley, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. International Limited was filed as Exhibit 10.5 to the Company’s Form 8-K filed on April 12, 2005, and is incorporated herein by reference.

10.9	*

Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2004, and is incorporated herein by reference.

10.10	*

Amendment to Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference.

10.11	*†	Amendment to Employment Agreement between the Company and Jay S. Fishman as of December 13, 2006 is filed herewith.
10.12	*

Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp, dated as of November 16, 2003 was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.13	*

Assignment and Assumption Agreement dated as of April 1, 2004 by and between TPC, as the assignor, and the Company, as assignee, relating to the Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp was filed as Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, and is incorporated herein by reference.

10.14	*

Letter Agreement between William H. Heyman and the Company, dated April 27, 2005, was filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.15	*

Letter Agreement between William H. Heyman and the Company, dated April 27, 2005, was filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.16	*

The St. Paul Travelers Companies, Inc. 2004 Stock Incentive Plan was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2005, and is incorporated herein by reference.

10.17	*

The St. Paul Travelers Companies, Inc. Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.18	*

The St. Paul Travelers Companies, Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.

10.19	*	Form of Stock Option Grant Notification and Agreement was filed as Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.
10.20	*	Form of Restricted Stock Award Notification and Agreement was filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.
10.21	*	Form of Performance Share Award Notification and Agreement was filed as Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.
10.22	*

Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.23	*	Non-Employee Director Annual Equity Grant Notification and Agreement was filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 9, 2005, and is incorporated herein by reference.
10.24	*

The St. Paul Companies, Inc. (“SPC”) Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.25	*	The SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.
10.26	*	The SPC Directors’ Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.27	*	The SPC Amended and Restated Special Severance Policy was filed as Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and is incorporated herein by reference.
10.28	*

The Amendment to the SPC Amended and Restated Special Severance Policy was filed as Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.29	*

The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.

10.30	*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.31	*	The SPC Directors’ Deferred Compensation Plan was filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.32	*

The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.33	*

TPC Compensation Plan for Non-Employee Directors as amended on January 22, 2004 was filed as Exhibit 10.16 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.34	*

TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.35	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.36	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.37	*

The St. Paul Travelers Companies, Inc. Deferred Compensation Plan effective December 1, 2004 was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.

10.38	*

The Company’s Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.39

Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.40	*	The St. Paul Travelers Companies, Inc. Severance Plan was filed as Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.
10.41	*

Form of Non-Solicitation and Non-Disclosure Agreement, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company’s Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

10.42	*

Assurance of Discontinuance with the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of Connecticut was filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.

10.43	*	Stipulation with the New York State Department of Insurance was filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.
12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.
21.1	†	Subsidiaries of the Company is filed herewith.
23.1	†

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

24.1	†	Power of attorney is filed herewith.
31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

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

†                     Filed herewith.

*                    Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.