Form 10-K/A
period 2006-12-31
TRAVELERS COMPANIES, INC.
filed 2007-02-28
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-10898

The Travelers Companies, Inc.

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

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2006

PART I

Item 1.                        BUSINESS

The Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company, known as The St. Paul Companies, Inc. (SPC) prior to its merger with Travelers Property Casualty Corp. (TPC) in 2004, is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 385 Washington Street, St. Paul, Minnesota 55102, and the telephone number is (651) 310-7911. The term “TRV” in this document refers to The Travelers Companies, Inc., the parent holding company excluding subsidiaries.

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

Effective February 26, 2007, The St. Paul Travelers Companies, Inc. changed its name to The Travelers Companies, Inc. and, on February 27, 2007, its common stock began trading on the New York Stock Exchange under the new symbol “TRV”.

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

Industry-Focused Underwriting markets a wide array of property and casualty products and services tailored to targeted industry segments. Unique marketing and underwriting groups are focused on individual industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services. The following Industry-Focused units, which are described in more detail on page 3 of this report, have been established:  Construction, Technology, Public Sector Services, Oil & Gas, and Agribusiness.

Products are distributed primarily through the same agents and brokers servicing Select Accounts and Commercial Accounts, although there may be more business with agents that also specialize in servicing the needs of certain of these industries.

Target Risk Underwriting services a wide customer base with unique and specialized insurance products and services. These specialized units have expertise in meeting customers’ specialized property and casualty coverage requirements. These units include National Property, Inland Marine, Ocean Marine,

Excess Casualty, Boiler & Machinery, and Global Accounts, which are described in more detail on pages 3-4 of this report.

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

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

Most of the Company’s insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. During 2005, the Company combined the previously separate St. Paul Insurance Group and Travelers Property Casualty pools, forming the new Travelers Reinsurance Pool. Travelers Indemnity Company is the lead company of the new pool, which includes 28 companies. The Company also merged Gulf Insurance Company, the lead company of the former Gulf Insurance Group, into Travelers Indemnity Company effective July 1, 2005. As of December 31, 2006, there were two intercompany pooling arrangements: the Travelers Reinsurance Pool and the Northland Pool.

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

Claims—Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, Afianzadora Insurgentes, S.A. de C.V., St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of February 23, 2007. The table also presents the position of each rating in the applicable agency’s rating scale.

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

(a)           The Travelers Reinsurance Pool consists of: The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, The Standard Fire

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

Rating Agency Actions

The following rating agency actions were taken with respect to the Company in 2006 and through February 23, 2007:

•       On February 2, 2006, Fitch affirmed all ratings of the Company, including the “A-” long-term issuer rating, “A-” ratings on the Company’s senior unsecured notes, and “BBB+” ratings on the Company’s subordinated notes in capital securities. Additionally, Fitch affirmed the “AA-” insurer financial strength (IFS) ratings on members of the Travelers Reinsurance Pool. The rating outlooks are stable.

•       On May 3, 2006, Moody’s affirmed the long-term debt ratings (senior unsecured debt at A3) of the Company and the IFS ratings on members of the Travelers Reinsurance Pool (Aa3). The outlook for these ratings was changed to stable from negative.

•       On May 30, 2006, A.M. Best affirmed the financial strength rating (FSR) of “A+” (Superior) and issuer credit ratings (ICR) of “aa-” of Travelers Insurance Companies and its property/casualty members. Concurrently, A.M. Best affirmed the debt ratings of “a-” on senior debt, “bbb+” on subordinated debt, “bbb” on trust preferred securities, “bbb” on preferred stock and “AMB-1” on commercial paper of The Travelers Companies, Inc. Additionally, A.M. Best downgraded the FSR to “A-” (Excellent) from “A” (Excellent) and assigned an ICR of “a-” to First Floridian Auto and Home Insurance Company.

•       On June 14, 2006, S&P raised its FSR ratings on the Travelers Reinsurance Pool to “AA-” from “A+” and raised its counterparty credit rating on The Travelers Companies, Inc. to “A-” from “BBB+.” The ratings outlooks are stable.

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

•       On July 28, 2006, Fitch affirmed all ratings of The Travelers Companies, Inc., including the issuer default rating of “A,” the “A-” ratings on senior unsecured notes and the “BBB+” ratings on subordinated notes and capital securities. In addition, the “AA-” insurer financial strength ratings on members of the Travelers Inter-Company Pool was affirmed. The ratings outlooks are stable.

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

REGULATION

State and Federal Regulation

TRV’s insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis. TRV’s insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, Bermuda and the U.S. Virgin Islands.

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

Insurance Regulation Concerning Dividends

TRV’s principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to TRV’s subsidiaries require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer’s capital and surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

The insurance holding company laws of other states in which TRV’s insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends.

Premium Rate Approvals

TRV’s insurance subsidiaries are subject to each state’s regulations regarding premium rate approvals. The applicable regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. An insurer’s ability to increase premiums and the relative timing of the process, are dependent upon each respective state’s requirements.

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

Insurance Holding Company Statutes

As a holding company, TRV is not regulated as an insurance company. However, since TRV owns capital stock in insurance subsidiaries, it is subject to state insurance holding company statutes, as well as certain other laws, of each of its insurance subsidiaries’ states of domicile. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes and other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

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

Any transactions that would constitute a change in control of any of TRV’s insurance subsidiaries would generally require prior approval by the insurance departments of the states in which the insurance subsidiaries are domiciled or commercially domiciled. They may also require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

One of TRV’s insurance subsidiaries and its operations at Lloyd’s are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial Services and Markets Act of 2000 including approval of the Financial Services Authority. Insurers in the Republic of Ireland are subject to regulation by the Irish Financial Services Regulatory Authority.

Some of TRV’s other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV’s shareholders.

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

TRV’s insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

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

Based on preliminary 2006 IRIS ratios calculated by the Company, Discover Reinsurance Company had results outside the normal range for two of the IRIS ratios, due to reserve strengthening actions taken in 2005. In 2005, most of the Company’s insurance subsidiaries in the Travelers Reinsurance pool had results outside the normal range for one of the IRIS ratios, due to reserve strengthening actions that occurred in 2004 and the combining of the two pools that occurred in 2005. In addition, Discover Reinsurance Company had results outside the normal range for three of the IRIS ratios, due to reserve strengthening actions in 2005 and 2004.

Management does not anticipate regulatory action as a result of the 2006 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future. No state insurance department has taken any regulatory action with respect to the IRIS ratios of any of TRV’s insurance subsidiaries for the year ended December 31, 2005.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2006, all of TRV’s insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

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

International Regulation

TRV’s insurance underwriting subsidiary based in the United Kingdom, St. Paul Travelers Insurance Company Limited, is regulated by the Financial Services Authority (FSA). The FSA’s principal objectives are to maintain market confidence, promote public understanding of the financial system, protect consumers, and to fight financial crime. TRV’s Lloyd’s syndicates are also regulated by the FSA, which has delegated certain regulatory responsibilities to the Council of Lloyd’s. Through Lloyd’s, TRV is licensed to write business in over 70 countries throughout the world by virtue of Lloyd’s international licenses. In each such country TRV is subject to the laws and insurance regulation of that country. In Canada, the conduct of TRV’s insurance business is regulated under provisions of the Insurance Companies Act, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force. In Australia, TRV’s branch in runoff is regulated by the Australian Prudential Regulation Authority.

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

On February 13, 2007, STA announced that it had signed a definitive agreement with Citigroup, Inc. to reacquire the red umbrella trademark, a familiar symbol that had represented Travelers and insurance protection for many years. The purchase price is expected to be allocated principally to the umbrella trademark, which will be owned by the Company. Effective February 26, 2007, the Company’s name was changed to The Travelers Companies, Inc. and, on February 27, 2007, its common stock began trading on the New York Stock Exchange under the new symbol “TRV’’.

Company Website and Availability of SEC Filings

The Company’s Internet website is www.travelers.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website, then click on “SEC Filings” under the “Investors” heading.

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

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange, where it is assigned the symbol “TRV.” The number of holders of record, including individual owners, of the Company’s common stock was 89,234 as of February 15, 2007. This is not the actual number of beneficial owners of the Company’s common stock, as shares are held in “street name” by brokers and others on behalf of individual owners. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of the Company’s common stock for each quarter during the last two fiscal years.

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

(1)          Assumes $100 invested in common shares of The St. Paul Companies, Inc. on December 31, 2001. The performance reflected is that of The St. Paul Companies, Inc. only until the date of the merger (April 1, 2004), and is that of The Travelers Companies, Inc. thereafter.

(2)          Companies in the S&P Property-Casualty Index as of December 31, 2006 were the following: The Travelers Companies, Inc., ACE Ltd., AMBAC Financial Group, Inc., Safeco Corporation, The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, MBIA, Inc. and XL Capital, Ltd.

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

(1)           On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC and SPC changed its name to The St. Paul Travelers Companies, Inc. On February 26, 2007, the name of the Company was changed to The Travelers Companies, Inc.

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

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities, and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s. Accordingly, all financial information presented herein for the twelve months ended December 31, 2006 and 2005 reflects the consolidated accounts of SPC and TPC. The financial information presented herein for the twelve months ended December 31, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004. Effective February 26, 2007, The St. Paul Travelers Companies, Inc. changed its name to The Travelers Companies, Inc.

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

In order to provide information on reasonably possible reserving changes by product line, the historical changes in year-end loss reserves over a one-year period are provided for the U.S. product lines. This information is provided for both the Company and the industry for the nine most recent years, and is based on the most recent publicly available data for the reported line(s) that most closely match the individual product line being discussed. These changes were calculated, net of reinsurance, from statutory annual statement data found in Schedule P of those statements, and represent the reported reserve development on the beginning-of-the-year claim liabilities divided by the beginning claim liabilities, all accident years combined, excluding non-defense related claim adjustment expense. Data presented for the Company includes history for the entire Travelers group (U.S. companies only), whether or not the individual subsidiaries were originally part of SPC or TPC. This treatment is required by the statutory reporting instructions promulgated by state regulatory authorities for Schedule P. Comparable data for non-U.S. companies is not available.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota

February 23, 2007

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of The St. Paul Companies, Inc. (SPC), as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of SPC were consolidated with TPC’s results of operations and financial condition. Accordingly, all financial information presented herein for the twelve months ended December 31, 2006 and 2005 reflects the consolidated accounts of SPC and TPC. The financial information presented herein for the twelve months ended December 31, 2004 reflects only the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004. As described in Note 23, on February 26, 2007, the Company changed its name to The Travelers Companies, Inc.

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

Adoption of New Accounting Standards

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). FAS 158 requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position, measured as the difference between plan assets at fair value and the benefit obligation, and to recognize as a component of accumulated other changes in equity from nonowner sources, net of tax, actuarial gains or losses and prior service costs or credits that arise during the period but which are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions (FAS 87), or FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (FAS 106). The provisions of FAS 87 and FAS 106 continue to apply in measuring plan assets and benefit obligations, as of the date of the fiscal year-end statement of financial position, and in determining the amount of net periodic benefit cost. The provisions of FAS 158 were effective for fiscal years ending after December 15, 2006 and are not to be

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

applied retrospectively. The Company’s adoption of FAS 158 at December 31, 2006 resulted in an $80 million reduction, net of tax, to shareholders’ equity and is recognized as an adjustment to the ending balance of accumulated other changes in equity from nonowner sources. The adoption of FAS 158 did not affect the Company’s results of operations or liquidity as FAS 158 does not affect the determination of net periodic pension cost. See note 12.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a limited scope exception from paragraph 13(b) of FAS 133 for securitized interests that contain

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and if both of the following criterion are met: (a)  the investor does not control the right to accelerate the settlement, and (b) the securitized interest does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results from embedded call options in the underlying financial assets. B40 is effective upon the adoption of FAS 155, except for criterion (b) which is not applicable to securitized interests issued before June 30, 2007, and that only include embedded derivatives that have an extremely remote possibility of having greater than a trivial fair value during the life of the securitized interest.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

On April 1, 2004, The Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $400 million 3.75% Notes due 2008, the $500 million 5.00% Notes due 2013, the $200 million 7.75% Notes due 2026, the $893 million 4.5% Convertible Notes due 2032 and the $500 million 6.375% Notes due 2033.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

On February 6, 2007, the Company, under The Travelers 2004 Stock Incentive Plan, granted 1,678,215 common stock awards in the form of restricted stock units, deferred stock and performance share awards to participating officers and other key employees. The restricted stock units and deferred stock awards, totaling 1,097,720 shares, generally vest in full after a three-year period from date of grant. The performance share awards, totaling 580,495 target shares, represent shares which the recipient may earn upon the Company’s attainment of certain performance goals. The performance goals are based upon the Company’s adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest; if performance meets or exceeds the minimum performance

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY (Continued)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

11. SHARE-BASED INCENTIVE COMPENSATION

The Company has a share-based incentive compensation plan, The Travelers 2004 Stock Incentive Plan (the 2004 Incentive Plan), which was adopted in July 2004 following the merger of SPC and TPC. The purposes of the 2004 Incentive Plan are to reward the efforts of the Company’s non-employee directors, executive officers and other employees and to attract new personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company’s common stock. The number of shares of the Company’s common stock authorized for grant under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below.

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

The Company also has a compensation program for non-employee directors (the 2004 Director Compensation Program). Under the 2004 Director Compensation Program, non-employee directors’ compensation consists of an annual retainer and a deferred stock award. Each non-employee director may choose to receive all or a portion of his or her annual retainer and any committee chair or co-chair fees paid in the form of cash, common stock or deferred stock. Deferred stock for the annual retainer, and committee chair and co-chair fees, is elected pursuant to the Travelers Deferred Compensation

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

Plan for Non-Employee Directors that the Board adopted after the merger and is vested upon grant. The annual deferred stock awards vest one year after the date of award. Any of the deferred stock awards may accumulate until distribution at a future date or upon termination of a director’s service. The shares of the Company’s common stock issued under the 2004 Director Compensation Program, including shares of deferred stock, are awarded under the 2004 Incentive Plan.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

N/A—Not applicable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

Savings Plan

The Company, in September 2005, merged the Travelers 401(k) Savings Plan, the St. Paul Companies, Inc. Savings Plus Plan (SPP), and The St. Paul Companies, Inc. Stock Ownership Plan (SOP) into one new plan, the Travelers 401(k) Savings Plan (the Savings Plan). Substantially all Company employees are eligible to participate in the Savings Plan. In 2006 and 2005, the Company matched employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. The Company match contributed to accounts through 2006 was primarily in the form of the Company’s common stock. Beginning with the 2006 match that was contributed in 2007, the Company matching contribution is made in cash and invested according to the employee’s current investment elections. The Company matching contribution can be reinvested at any time into any other investment option. The expense related to this plan was $69 million and $63 million for the years ended December 31, 2006 and 2005, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

19. MERGER

On April 1, 2004, TPC merged with a subsidiary of SPC, as a result of which TPC became a wholly-owned subsidiary of The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC’s historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Effective February 26, 2007, the Company changed its name to The Travelers Companies, Inc.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.49 billion as of December 31, 2006.

Prior to the merger, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. The Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

The amounts shown in the “TPC” and “Other Subsidiaries” columns in the following consolidating financial statements are not directly comparable between 2005 and 2004. During 2005, the Company combined the previously separate St. Paul Insurance Group and Travelers Property Casualty reinsurance pools, forming the new Travelers Reinsurance Pool effective July 1, 2005, retroactive to January 1, 2005. As a result, the “TPC” and “Other Subsidiaries” columns of the consolidating financial statements for 2005 reflect the impact of allocations of revenues, losses and expenses made pursuant to the respective entities’ participation level in the newly combined pool.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,861	$6,899	$—	$—	$20,760
Net investment income	2,357	1,059	103	(2)	3,517
Fee income	589	2	—	—	591
Net realized investment gains (losses)	(11)	46	(24)	—	11
Other revenues	104	64	54	(11)	211
Total revenues	16,900	8,070	133	(13)	25,090
Claims and expenses
Claims and claim adjustment expenses	8,116	4,128	—	—	12,244
Amortization of deferred acquisition costs	2,228	1,111	—	—	3,339
General and administrative expenses	2,286	1,128	55	(11)	3,458
Interest expense	140	—	186	(2)	324
Total claims and expenses	12,770	6,367	241	(13)	19,365
Income before income taxes	4,130	1,703	(108)	—	5,725
Income tax expense	1,118	436	(37)	—	1,517
Equity in earnings of subsidiaries, net of tax	—	—	4,279	(4,279)	—
Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2005

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,494	$6,847	$—	$—	$20,341
Net investment income	2,191	953	21	—	3,165
Fee income	661	3	—	—	664
Net realized investment gains (losses)	35	(21)	3	—	17
Other revenues	166	12	11	(11)	178
Total revenues	16,547	7,794	35	(11)	24,365
Claims and expenses
Claims and claim adjustment expenses	9,835	5,092	—	—	14,927
Amortization of deferred acquisition costs	2,038	1,214	—	—	3,252
General and administrative expenses	2,198	1,010	32	(11)	3,229
Interest expense	142	(2)	146	—	286
Total claims and expenses	14,213	7,314	178	(11)	21,694
Income (loss) from continuing operations before income taxes	2,334	480	(143)	—	2,671
Income tax expense (benefit)	565	72	(27)	—	610
Equity in earnings of subsidiaries, net of tax	—	—	2,215	(2,215)	—
Income (loss) from continuing operations	1,769	408	2,099	(2,215)	2,061
Discontinued operations
Operating loss, net of taxes	—	(82)	(581)	—	(663)
Gain on disposal, net of taxes	—	120	104	—	224
Income (loss) from discontinued operations	—	38	(477)	—	(439)
Net income	$1,769	$446	$1,622	$(2,215)	$1,622

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2004

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,682	$5,356	$—	$—	$19,038
Net investment income	2,063	594	6	—	2,663
Fee income	682	24	—	—	706
Net realized investment gains (losses)	175	(139)	(75)	—	(39)
Other revenues	130	53	3	(10)	176
Total revenues	16,732	5,888	(66)	(10)	22,544
Claims and expenses
Claims and claim adjustment expenses	9,266	6,173	—	—	15,439
Amortization of deferred acquisition costs	2,188	790	—	—	2,978
General and administrative expenses	1,955	942	52	(4)	2,945
Interest expense	143	—	99	(6)	236
Total claims and expenses	13,552	7,905	151	(10)	21,598
Income (loss) from continuing operations before income taxes	3,180	(2,017)	(217)	—	946
Income tax expense (benefit)	856	(715)	(72)	—	69
Equity in earnings (loss) of subsidiaries, net of tax	—	(1)	1,027	(1,026)	—
Minority interest, net of tax	10	—	—	—	10
Income (loss) from continuing operations	2,314	(1,303)	882	(1,026)	867
Discontinued operations
Operating income, net of taxes	—	15	73	—	88
Income from discontinued operations	—	15	73	—	88
Net income (loss)	$2,314	$(1,288)	$955	$(1,026)	$955

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,674 subject to securities lending) (amortized cost $62,244)	$39,736	$22,511	$419	$—	$62,666
Equity securities, at fair value (cost $436)	326	80	67	—	473
Real estate	8	785	—	—	793
Short-term securities	2,623	1,338	977	—	4,938
Other investments	2,019	1,270	109	—	3,398
Total investments	44,712	25,984	1,572	—	72,268
Cash	325	130	4	—	459
Investment income accrued	501	322	7	(3)	827
Premiums receivable	3,916	2,265	—	—	6,181
Reinsurance recoverables	12,963	4,857	—	—	17,820
Ceded unearned premiums	1,013	230	—	—	1,243
Deferred acquisition costs	1,323	292	—	—	1,615
Deferred tax asset	1,037	484	15	—	1,536
Contractholder receivables	4,541	482	—	—	5,023
Goodwill	2,412	1,026	—	—	3,438
Intangible assets	273	491	—	—	764
Investment in subsidiaries	—	—	26,946	(26,946)	—
Other assets	1,921	589	279	(202)	2,587
Total assets	$74,937	$37,152	$28,823	$(27,151)	$113,761
Liabilities
Claims and claim adjustment expense reserves	$38,752	$20,536	$—	$—	$59,288
Unearned premium reserves	7,655	3,573	—	—	11,228
Contractholder payables	4,541	482	—	—	5,023
Payables for reinsurance premiums	284	401	—	—	685
Debt	2,469	155	3,338	(202)	5,760
Other liabilities	4,449	1,846	350	(3)	6,642
Total liabilities	58,150	26,993	3,688	(205)	88,626
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	129	—	129
Common stock (1,750.0 shares authorized; 678.3 shares issued and outstanding)	—	745	18,530	(745)	18,530
Additional paid-in capital	9,910	7,711	—	(17,621)	—
Retained earnings	6,472	1,618	7,253	(8,090)	7,253
Accumulated other changes in equity from nonowner sources	405	85	452	(490)	452
Treasury stock, at cost (25.2 shares)	—	—	(1,229)	—	(1,229)
Total shareholders’ equity	16,787	10,159	25,135	(26,946)	25,135
Total liabilities and shareholders’ equity	$74,937	$37,152	$28,823	$(27,151)	$113,761

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2005

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $2,667 subject to securities lending) (amortized cost $58,616)	$37,582	$20,957	$444	$—	$58,983
Equity securities, at fair value (cost $538)	435	86	58	—	579
Real estate	7	745	—	—	752
Short-term securities	2,142	1,551	1,109	—	4,802
Other investments	1,808	1,273	90	—	3,171
Total investments	41,974	24,612	1,701	—	68,287
Cash	136	200	1	—	337
Investment income accrued	471	286	7	(3)	761
Premiums receivable	3,843	2,281	—	—	6,124
Reinsurance recoverables	14,966	4,608	—	—	19,574
Ceded unearned premiums	1,000	322	—	—	1,322
Deferred acquisition costs	1,218	309	—	—	1,527
Deferred tax asset	1,330	581	151	—	2,062
Contractholder receivables	4,422	1,094	—	—	5,516
Goodwill	2,412	1,030	—	—	3,442
Intangible assets	316	601	—	—	917
Investment in subsidiaries	—	—	23,708	(23,708)	—
Other assets	2,292	743	478	(195)	3,318
Total assets	$74,380	$36,667	$26,046	$(23,906)	$113,187
Liabilities
Claims and claim adjustment expense reserves	$41,213	$19,877	$—	$—	$61,090
Unearned premium reserves	7,418	3,509	—	—	10,927
Contractholder payables	4,422	1,094	—	—	5,516
Payables for reinsurance premiums	282	438	—	—	720
Debt	2,623	147	3,272	(192)	5,850
Other liabilities	4,297	2,017	471	(4)	6,781
Total liabilities	60,255	27,082	3,743	(196)	90,884
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.5 shares issued and outstanding)	—	—	153	—	153
Common stock (1,750.0 shares authorized; 693.4 shares issued and outstanding)	(24)	745	18,096	(721)	18,096
Additional paid-in capital	9,916	7,724	—	(17,640)	—
Retained earnings	3,835	1,154	3,750	(4,989)	3,750
Accumulated other changes in equity from nonowner sources	398	(38)	351	(360)	351
Treasury stock, at cost (1.2 shares)	—	—	(47)	—	(47)
Total shareholders’ equity	14,125	9,585	22,303	(23,710)	22,303
Total liabilities and shareholders’ equity	$74,380	$36,667	$26,046	$(23,906)	$113,187

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208
Net adjustments to reconcile net income to net cash provide by operating activities	(153)	525	(4,085)	4,279	566
Net cash provided by operating activities	2,859	1,792	123	—	4,774
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,410	2,388	12	—	5,810
Proceeds from sales of investments:
Fixed maturities	2,192	2,166	43	—	4,401
Equity securities	195	90	—	—	285
Purchases of investments:
Fixed maturities	(7,852)	(5,960)	(33)	—	(13,845)
Equity securities	(11)	(72)	—	—	(83)
Real estate	(2)	(73)	—	—	(75)
Short-term securities, (purchases) sales, net	(481)	264	132	—	(85)
Other investments, net	198	208	—	—	406
Securities transactions in course of settlement	539	(92)	—	—	447
Other	(327)	2	—	—	(325)
Net cash provided by (used in) investing activities	(2,139)	(1,079)	154	—	(3,064)
Cash flows from financing activities
Issuance of debt	—	—	786	—	786
Payment of debt	(154)	—	(652)	—	(806)
Dividends paid to shareholders	—	—	(702)	—	(702)
Issuance of common stock—employee share options	—	—	216	—	216
Treasury stock acquired—share repurchase program	—	—	(1,103)	—	(1,103)
Treasury stock acquired—net employee share-based compensation	—	—	(17)	—	(17)
Excess tax benefits from share-based payment arrangements	—	—	16	—	16
Dividends received by (paid to) parent company	(375)	(780)	1,155	—	—
Capital contributions and loans between subsidiaries	—	(8)	8	—	—
Other	(2)	—	19	—	17
Net cash used in financing activities	(531)	(788)	(274)	—	(1,593)
Effect of exchange rate changes on cash	—	5	—	—	5
Net increase (decrease) in cash	189	(70)	3	—	122
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$325	$130	$4	$—	$459
Supplemental disclosure of cash flow information
Income taxes paid (received)	$869	$156	$(164)	$—	$861
Interest paid	$138	$—	$220	$—	$358

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2005

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,769	$446	$1,622	$(2,215)	$1,622
Net adjustments to reconcile net income to net cash provided by operating activities	859	309	(1,416)	2,215	1,967
Net cash provided by operating activities of continuing operations	2,628	755	206	—	3,589
Net cash provided by operating activities of discontinued operations	—	24	—	—	24
Net cash provided by operating activities	2,628	779	206	—	3,613
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,944	1,996	12	—	4,952
Proceeds from sales of investments:
Fixed maturities	3,095	1,918	179	—	5,192
Equity securities	343	60	—	—	403
Real estate	—	37	—	—	37
Purchases of investments:
Fixed maturities	(9,417)	(5,618)	(1,011)	—	(16,046)
Equity securities	(9)	(54)	—	—	(63)
Real estate	(7)	(42)	—	—	(49)
Short-term securities, (purchases) sales, net	553	571	(982)	—	142
Other investments, net	591	133	—	—	724
Securities transactions in course of settlement	(583)	(12)	—	—	(595)
Other	(128)	(4)	—	—	(132)
Net cash used in investing activities of continuing operations	(2,618)	(1,015)	(1,802)	—	(5,435)
Net cash used in investing activities of discontinued operations	—	(20)	—	—	(20)
Net cash used in investing activities	(2,618)	(1,035)	(1,802)	—	(5,455)
Cash flows from financing activities
Issuance of debt	—	—	400	—	400
Payment of debt	(4)	—	(811)	—	(815)
Dividends to shareholders	—	—	(628)	—	(628)
Issuance of common stock—employee share options	—	—	164	—	164
Issuance of common stock—maturity of equity unit forward contracts	—	—	442	—	442
Treasury stock acquired—net employee share-based compensation	—	—	(33)	—	(33)
Dividends received by (paid to) parent company	(860)	(85)	945	—	—
Capital contributions and loans between subsidiaries	824	66	(890)	—	—
Other	—	—	(3)	—	(3)
Net cash used in financing activities of continuing operations	(40)	(19)	(414)	—	(473)
Net cash provided by financing activities of discontinued operations	—	4	—	—	4
Net cash used in financing activities	(40)	(15)	(414)	—	(469)
Effect of exchange rate changes on cash	—	(5)	—	—	(5)
Elimination of cash provided by discontinued operations	—	(8)	—	—	(8)
Net proceeds from sale of discontinued operations	—	405	1,994	—	2,399
Net increase (decrease) in cash	(30)	121	(16)	—	75
Cash at beginning of period	166	79	17	—	262
Cash at end of period	$136	$200	$1	$—	$337
Supplemental disclosure of cash flow information
Income taxes paid (received)	$961	$175	$(310)	$—	$826
Interest paid	$137	$6	$194	$—	$337

(1)    The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the year ended December 31, 2004(1)

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,314	$(1,288)	$955	$(1,026)	$955
Net adjustments to reconcile net income to net cash provided by operating activities	1,608	2,943	(1,465)	1,025	4,111
Net cash provided by (used in) operating activities of continuing operations	3,922	1,655	(510)	(1)	5,066
Net cash provided by operating activities of discontinued operations	—	175	—	—	175
Net cash provided by (used in) operating activities	3,922	1,830	(510)	(1)	5,241
Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,947	1,673	1	—	5,621
Proceeds from sales of investments:
Fixed maturities	4,381	3,564	—	—	7,945
Equity securities	182	63	20	—	265
Purchases of investments:
Fixed maturities	(9,863)	(6,659)	—	—	(16,522)
Equity securities	(55)	(38)	(1)	—	(94)
Real estate	—	(22)	—	—	(22)
Short-term securities, (purchases) sales, net	(556)	(1,271)	(87)	1	(1,913)
Other investments, net	632	332	—	—	964
Securities transactions in course of settlement	(877)	(231)	—	—	(1,108)
Net cash acquired in merger	(19)	167	—	—	148
Other	—	29	40	—	69
Net cash provided by (used in) investing activities of continuing operations	(2,228)	(2,393)	(27)	1	(4,647)
Net cash used in investing activities of discontinued operations	—	(139)	—	—	(139)
Net cash provided by (used in) investing activities	(2,228)	(2,532)	(27)	1	(4,786)
Cash flows from financing activities
Issuance of debt	—	—	302	—	302
Payment of debt	(54)	—	(173)	—	(227)
Dividends to shareholders	(81)	—	(561)	—	(642)
Issuance of common stock-employee share options	43	—	68	—	111
Treasury stock acquired—net employee share-based compensation	(22)	—	(1)	—	(23)
Dividends received by (paid to) parent company	(1,690)	(150)	1,840	—	—
Capital contributions and loans between subsidiaries	—	940	(940)	—	—
Repurchase of minority interest of subsidiary	(76)	—	—	—	(76)
Other	—	20	19	—	39
Net cash provided by (used in) financing activities of continuing operations	(1,880)	810	554	—	(516)
Net cash used in financing activities of discontinued operations	—	(24)	—	—	(24)
Net cash provided by (used in) financing activities	(1,880)	786	554	—	(540)
Effect of exchange rate changes on cash	—	7	—	—	7
Elimination of cash provided by discontinued operations	—	(12)	—	—	(12)
Net increase (decrease) in cash	(186)	79	17	—	(90)
Cash at beginning of period	352	—	—	—	352
Cash at end of period	$166	$79	$17	$—	$262
Supplemental disclosure of cash flow information
Income taxes paid (received)	$747	$78	$(219)	$—	$606
Interest paid	$138	$6	$142	$—	$286

(1)    See note 3.

(2)    The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
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

23. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR’S REPORT

Effective February 26, 2007, The St. Paul Travelers Companies, Inc. amended its Articles of Incorporation to change its name to The Travelers Companies, Inc. and, effective the same day, amended its Bylaws to reflect the name change. As a result, references to the Company’s name in these financial statements and notes thereto have been changed, where applicable, to reflect the new Company name.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Travelers Companies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Travelers Companies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Travelers Companies, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Travelers Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company’s internet website at www.travelers.com. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or any person performing similar functions, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2006 regarding the Company’s equity compensation plans. The only plan pursuant to which the company may make equity grants is The Travelers 2004 Stock Incentive Plan (the 2004 Incentive Plan) that was approved by shareholders at the Company’s 2004 annual meeting on July 28, 2004. Any equity compensation plan of either SPC or TPC that existed prior to the merger had either terminated or otherwise could not be used for additional equity grants after the 2004 Incentive Plan was approved. However, equity grants that were outstanding under these plans were not affected by the plans’ terminations or inability to issue additional equity grants. In addition, certain stock options were granted previously under The St. Paul Companies, Inc. Amended and Restated 1994 Stock Incentive Plan (the 1994 St. Paul Plan) and the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the Travelers Stock Plan) that allowed the option holder to use the reload method of option exercise. These option holders may continue to use the reload exercise method, and any reload options granted as a result will be issued under the 1994 St. Paul Plan or Travelers Stock Plan, respectively.

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

(1)         Financial Statements. See Index to Consolidated Financial Statements on page 143 hereof.

(2)         Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 254 hereof.

(3)         Exhibits:

See Exhibit Index on pages 262-266 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: February 23, 2007	By	/s/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

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
Bruce A. Backberg, Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

Under date of February 23, 2007, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Minneapolis, Minnesota
February 23, 2007

SCHEDULE II

THE TRAVELERS COMPANIES, INC.

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

*                    Data for 2006 and 2005 represents results of The Travelers Companies, Inc. (parent company only) for the years ended December 31, 2006 and 2005. Data for 2004 represents results of The Travelers Companies, Inc. (parent company only) for the nine-month period from the merger date of April 1, 2004 through December 31, 2004.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
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

THE TRAVELERS COMPANIES, INC.

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

*                    Data for 2004 represents results of The Travelers Companies, Inc. (parent company only) for the nine-month period from the merger date of April 1, 2004 through December 31, 2004.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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
3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the “Company”), effective as of February 26, 2007, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on February 27, 2007, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of February 26, 2007, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 27, 2007, and are incorporated herein by reference.
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

10.16	*	The Travelers 2004 Stock Incentive Plan was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2005, and is incorporated herein by reference.
10.17	*

The Travelers Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.18	*

The Travelers Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.

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

Copies of any of the exhibits referred to above will be furnished to security holders who make written request therefor to The Travelers Companies, Inc., 385 Washington Street, Saint Paul, MN, 55102, Attention: Corporate Secretary.

†                     Filed herewith.

*                    Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.