Form 10-Q
period 2007-03-31
TRAVELERS COMPANIES, INC.
filed 2007-05-02
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 25, 2007 was 663,999,243.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2007

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2007	2006
Revenues
Premiums	$5,295	$4,991
Net investment income	960	875
Fee income	120	150
Net realized investment gains (losses)	14	(6)
Other revenues	38	40
Total revenues	6,427	6,050

Claims and expenses
Claims and claim adjustment expenses	3,189	3,042
Amortization of deferred acquisition costs	869	800
General and administrative expenses	833	794
Interest expense	76	76
Total claims and expenses	4,967	4,712
Income before income taxes	1,460	1,338
Income tax expense	374	332
Net income	$1,086	$1,006
Net income per share
Basic	$1.62	$1.45
Diluted	$1.56	$1.41
Weighted average number of common shares outstanding:
Basic	669.9	692.2
Diluted	701.2	720.8

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $1,582 and $1,674 subject to securities lending) (amortized cost $62,716 and $62,244)	$63,133	$62,666
Equity securities, at fair value (cost $442 and $436)	481	473
Real estate	810	793
Short-term securities	4,886	4,938
Other investments	3,380	3,398
Total investments	72,690	72,268
Cash	378	459
Investment income accrued	795	827
Premiums receivable	6,156	6,181
Reinsurance recoverables	17,265	17,820
Ceded unearned premiums	1,479	1,243
Deferred acquisition costs	1,696	1,615
Deferred tax asset	1,713	1,536
Contractholder receivables	5,079	5,023
Goodwill	3,437	3,438
Intangible assets	920	764
Other assets	2,513	2,587
Total assets	$114,121	$113,761
Liabilities
Claims and claim adjustment expense reserves	$58,821	$59,288
Unearned premium reserves	11,240	11,228
Contractholder payables	5,079	5,023
Payables for reinsurance premiums	915	685
Debt	6,123	5,760
Other liabilities	6,586	6,642
Total liabilities	88,764	88,626
Shareholders’ equity
Preferred Stock Savings Plan–convertible preferred stock (0.4 shares issued and outstanding at both dates)	124	129
Common stock (1,750.0 shares authorized; 665.3 and 678.3 shares issued and outstanding)	18,634	18,530
Retained earnings	8,167	7,253
Accumulated other changes in equity from nonowner sources	417	452
Treasury stock, at cost (39.7 and 25.2 shares)	(1,985)	(1,229)
Total shareholders’ equity	25,357	25,135
Total liabilities and shareholders’ equity	$114,121	$113,761

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

For the three months ended March 31,	2007	2006
Convertible preferred stock–savings plan
Balance, beginning of year	$129	$153
Redemptions during period	(5)	(7)
Total preferred shareholders’ equity	124	146

Common stock
Balance, beginning of year	18,530	18,096
Net shares issued under employee share-based compensation plans	58	42
Compensation amortization under share-based plans and other	46	54
Balance, end of period	18,634	18,192

Retained earnings
Balance, beginning of year	7,253	3,750
Net income	1,086	1,006
Dividends	(175)	(161)
Minority interest and other	3	(1)
Balance, end of period	8,167	4,594

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	452	351
Change in net unrealized gain on investment securities	(13)	(388)
Net change in unrealized foreign currency translation and other changes	(22)	12
Balance, end of period	417	(25)

Treasury stock (at cost)
Balance, beginning of year	(1,229)	(47)
Shares acquired – share repurchase program	(725)	—
Net shares reacquired related to employee share-based compensation plans	(31)	(23)
Balance, end of period	(1,985)	(70)
Total common shareholders’ equity	25,233	22,691
Total shareholders’ equity	$25,357	$22,837

Common shares outstanding
Balance, beginning of year	678.3	693.4
Shares acquired – share repurchase program	(13.9)	—
Net shares issued under employee share-based compensation plans	0.9	2.8
Balance, end of period	665.3	696.2

Summary of changes in equity from nonowner sources
Net income	$1,086	$1,006
Other changes in equity from nonowner sources, net of tax	(35)	(376)
Total changes in equity from nonowner sources	$1,051	$630

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2007	2006
Cash flows from operating activities
Net income	$1,086	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(14)	6
Depreciation and amortization	205	197
Deferred federal income tax expense (benefit)	(188)	159
Amortization of deferred policy acquisition costs	869	800
Premiums receivable	17	110
Reinsurance recoverables	548	636
Deferred acquisition costs	(967)	(836)
Claims and claim adjustment expense reserves	(350)	(1,137)
Unearned premium reserves	60	103
Trading account activities	(1)	4
Excess tax benefits from share-based payment arrangements	(9)	(5)
Other	(389)	(481)
Net cash provided by operating activities	867	562

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,637	1,571
Proceeds from sales of investments:
Fixed maturities	729	1,320
Equity securities	25	94
Purchases of investments:
Fixed maturities	(3,006)	(3,983)
Equity securities	(29)	(47)
Real estate	(26)	(8)
Net sales (purchases) of short-term securities	(103)	67
Net sales of other investments	186	154
Securities transactions in course of settlement	305	490
Other	(203)	(38)
Net cash used in investing activities	(485)	(380)

Cash flows from financing activities
Payment of debt	(611)	(4)
Issuance of debt	986	—
Dividends to shareholders	(175)	(161)
Issuance of common stock – employee share options	54	32
Treasury shares acquired – share repurchase program	(698)	—
Treasury shares acquired – net employee share-based compensation	(26)	(16)
Excess tax benefits from share-based payment arrangements	9	5
Other	(1)	(2)
Net cash used in financing activities	(462)	(146)
Effect of exchange rate changes on cash	(1)	—
Net increase (decrease) in cash	(81)	36
Cash at beginning of period	459	337
Cash at end of period	$378	$373

Supplemental disclosure of cash flow information
Income taxes paid (received)	88	(5)
Interest paid	75	85

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K/A.

Effective February 26, 2007, The St. Paul Travelers Companies, Inc. amended its articles of incorporation to change its name to The Travelers Companies, Inc. and, effective the same day, amended its bylaws to reflect the name change.

Adoption of New Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company’s financial position.

The total amount of unrecognized tax benefits as of January 1, 2007 was $339 million.  Included in that balance were $101 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate and $175 million of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  The timing of such deductibility would not affect the annual effective tax rate.    The balance of unrecognized tax benefits at January 1, 2007 was comprised of $63 million of unrecognized tax benefits that, if recognized, would reduce goodwill.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes.  The Company had approximately $35 million for the payment of interest and penalties accrued at January 1, 2007.

As of January 1, 2007, the Internal Revenue Service (IRS) is conducting an examination of the Company’s U.S. income tax returns for the years 2002 through 2004.  During the first quarter 2007, the Company effectively settled the pre-merger Travelers Property Casualty, Corp. IRS examinations for the 2002 and 2003 years, resulting in an after-tax benefit of $28 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

The Company anticipates that the current IRS examination will be effectively settled within the next twelve months.  An estimate of the range of the reasonably possible change to the unrecognized tax benefits that may occur as a result of the anticipated settlement cannot be made.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (FAS 155).  FAS 155 nullifies the guidance in the FASB’s Derivatives Implementation Group Issue D1 “Application of Statement 133 to Beneficial Interests in Securitized Assets”, which had deferred the bifurcation requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), for certain beneficial interests in securitized financial assets.  FAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments that contain an embedded derivative requiring bifurcation.

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

In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40).  B40 provides a limited scope exception from paragraph 13(b) of FAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and if both of the following criteria are met: (a)  the investor does not control the right to accelerate the settlement, and (b) the securitized interest does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results from embedded call options in the underlying financial assets.  B40 is effective upon the adoption of FAS 155, except for criterion (b) which is not applicable to securitized interests issued before June 30, 2007, and that only include embedded derivatives that have an extremely remote possibility of having greater than a trivial fair value during the life of the securitized interest.

The Company adopted FAS 155 effective January 1, 2007 and it did not elect the fair value option.  There was no cumulative effect upon adoption of FAS 155.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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

Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, FASB issued Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4).  EITF 06-4 requires a company to recognize a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  EITF 06-4 is effective January 1, 2008, with earlier adoption permitted.  The early adoption of EITF 06-4 on January 1, 2007 did not have a material effect on the Company’s results of operations, financial condition or liquidity.

Accounting for Corporate-Owned Life Insurance

In September 2006, the FASB issued Emerging Issues Task Force Issue No. 06-5, Accounting for Purchase of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4 (EITF 06-5).  EITF 06-5 provides additional guidance on determining the amount that can be realized under a corporate-owned life insurance contract (that is, converted to cash) based upon how the contract is assumed to be hypothetically settled.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The adoption of EITF 06-5 did not have a material effect on the Company’s results of operations, financial condition or liquidity.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregate those amounts and disclose parenthetically the amount of fair value included in the aggregate amount.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

FAS 159 is effective for fiscal years beginning after November 15, 2007.  Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  Retrospective application would not be permitted.  The Company does not intend to elect the fair value option for assets and liabilities currently held, and therefore FAS 159 will not have an impact on the Company’s results of operations, financial condition or liquidity.

Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10).  EITF 06-10 provides guidance on the recognition and measurement of assets related to collateral assignment split-dollar life insurance arrangements.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company does not expect the provisions of EITF 06-10 to have a material effect on its results of operations, financial condition or liquidity.

Nature of Operations

The Company is organized into three reportable business segments: Business Insurance, Financial, Professional & International Insurance, and Personal Insurance.  These segments reflect the manner in which the Company’s businesses are managed and represent an aggregation of products and services based on type of customer, how the business is marketed, and the manner in which risks are underwritten.  The business segments are as follows:

Business Insurance

The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations: Select Accounts, Commercial Accounts, National Accounts, Industry-Focused Underwriting, Target Risk Underwriting and Specialized Distribution.

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; and policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004.  These are collectively referred to as Business Insurance Other.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis.  The segment includes the Bond & Financial Products group, as well as the International and Lloyd’s group.

In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $79 million of net written premiums for the year ended December 31, 2006.  The impact of this transaction was not material to the Company’s results of operations or financial condition.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc.  These subsidiaries primarily offered nonstandard automobile coverage and accounted for approximately $187 million of net written premium volume for the year ended December 31, 2006.  The sale was not material to the Company’s results of operations or financial condition.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2007 Revenues
Premiums	$2,763	$844	$1,688	$5,295
Net investment income	694	121	145	960
Fee income	120	—	—	120
Other revenues	4	5	24	33
Total operating revenues (1)	$3,581	$970	$1,857	$6,408
Operating income (1)	$678	$156	$266	$1,100

2006 Revenues
Premiums	$2,643	$788	$1,560	$4,991
Net investment income	636	103	134	873
Fee income	150	—	—	150
Other revenues	7	5	24	36
Total operating revenues (1)	$3,436	$896	$1,718	$6,050
Operating income (1)	$651	$141	$240	$1,032

(1)                   Operating revenues exclude net realized investment gains (losses). Operating income equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2007	2006
Revenue reconciliation
Earned premiums:
Business Insurance:
Commercial multi-peril	$760	$742
Workers’ compensation	533	502
Commercial automobile	507	478
Property	481	451
General liability	455	468
Other	27	2
Total Business Insurance	2,763	2,643

Financial, Professional & International Insurance:
Fidelity and surety	270	260
General liability	242	247
International	300	251
Other	32	30
Total Financial, Professional & International Insurance	844	788

Personal Insurance:
Automobile	939	872
Homeowners and other	749	688
Total Personal Insurance	1,688	1,560
Total earned premiums	5,295	4,991
Net investment income	960	873
Fee income	120	150
Other revenues	33	36
Total operating revenues for reportable segments	6,408	6,050
Interest Expense and Other	5	6
Net realized investment gains (losses)	14	(6)
Total consolidated revenues	$6,427	$6,050

Income reconciliation, net of tax
Total operating income for reportable segments	$1,100	$1,032
Interest Expense and Other	(22)	(21)
Total operating income	1,078	1,011
Net realized investment gains (losses)	8	(5)
Total consolidated net income	$1,086	$1,006

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2007	December 31, 2006
Asset reconciliation:
Business Insurance	$86,899	$86,640
Financial, Professional & International Insurance	13,255	13,265
Personal Insurance	13,352	13,294
Total assets for reportable segments	113,506	113,199
Other assets (1)	615	562
Total consolidated assets	$114,121	$113,761

(1)                   The primary components of other assets in 2007 were intangible assets and accrued over-funded benefit plan assets.  The primary components of other assets in 2006 were accrued over-funded benefit plan assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2007, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,521	$62	$106	$7,477
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,336	16	24	2,328
Obligations of states, municipalities and political subdivisions	36,459	589	92	36,956
Debt securities issued by foreign governments	1,410	5	9	1,406
All other corporate bonds	14,887	173	211	14,849
Redeemable preferred stock	103	17	3	117
Total	$62,716	$862	$445	$63,133

	Amortized	Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$7,665	$52	$128	$7,589
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,736	13	31	2,718
Obligations of states, municipalities and political subdivisions	35,326	661	80	35,907
Debt securities issued by foreign governments	1,550	12	10	1,552
All other corporate bonds	14,866	165	247	14,784
Redeemable preferred stock	101	16	1	116
Total	$62,244	$919	$497	$62,666

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2007, in millions)	Cost	Gains	Losses	Value
Common stock	$106	$29	$—	$135
Non-redeemable preferred stock	336	16	6	346
Total	$442	$45	$6	$481

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Common stock	$88	$27	$—	$115
Non-redeemable preferred stock	348	15	5	358
Total	$436	$42	$5	$473

Other Investments

Venture Capital

The cost and fair value of investments in venture capital were as follows:

		Gross Unrealized		Fair
(at March 31, 2007, in millions)	Cost	Gains	Losses	Value
Venture capital	$372	$103	$—	$475

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Venture capital	$392	$109	$1	$500

Variable Interest Entities (VIEs)

The following entities are consolidated:

•                  Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position.  As of March 31, 2007 and December 31, 2006, there were 34 and 35 such trusts, respectively, which held a combined total of $379 million and $391 million, respectively, in municipal securities, of which $65 million and $76 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at March 31, 2007 and December 31, 2006 was $314 million and $315 million, respectively.

The Company has significant interests in the following VIEs, which are not consolidated because the Company is not considered to be the primary beneficiary:

•                  The Company has a significant variable interest in two real estate entities.  These investments have total assets of approximately $286 million and $305 million as of March 31, 2007 and December 31, 2006, respectively. The carrying value of the Company’s share of these investments was approximately $20 million at March 31, 2007 and $33 million at December 31, 2006. The Company has an unfunded commitment of $12 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount. The purpose of the Company’s involvement in these entities is to generate investment returns.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

•                  The Company has a significant variable interest in Camperdown UK Limited, which The St. Paul Companies, Inc. (SPC) sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $184 million. The fair value of this obligation as of both March 31, 2007 and December 31, 2006 was $65 million.  See “Guarantees” section of note 11.

The Company has other significant interests in variable interest entities that are not material.

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company - These securities were issued by three separate trusts that were established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company.  The Company held beneficial interests in the trusts of $10 million and $13 million at March 31, 2007 and December 31, 2006, respectively.  The debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $311 million at March 31, 2007 and $399 million at December 31, 2006.  During the first quarter of 2007, the Company redeemed the $81 million, 8.47% subordinated debentures issued to USF&G Capital II, which in turn redeemed its preferred securities.

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at March 31, 2007 and December 31, 2006, the aggregate fair value and gross unrealized losses by length of time those investments have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$712	$4	$4,221	$102	$4,933	$106
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	188	—	1,091	24	1,279	24
Obligations of states, municipalities and political subdivisions	6,844	32	4,069	60	10,913	92
Debt securities issued by foreign governments	713	5	503	4	1,216	9
All other corporate bonds	2,855	25	6,740	186	9,595	211
Redeemable preferred stock	27	3	4	—	31	3
Total fixed maturities	11,339	69	16,628	376	27,967	445

Equity securities
Common stock	—	—	—	—	—	—
Nonredeemable preferred stock	54	2	77	4	131	6
Total equity securities	54	2	77	4	131	6
Venture capital	—	—	—	—	—	—
Total	$11,393	$71	$16,705	$380	$28,098	$451

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$1,245	$11	$4,125	$117	$5,370	$128
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,014	2	964	29	1,978	31
Obligations of states, municipalities and political subdivisions	4,468	16	4,077	64	8,545	80
Debt securities issued by foreign governments	861	6	406	4	1,267	10
All other corporate bonds	3,690	36	6,325	211	10,015	247
Redeemable preferred stock	1	—	5	1	6	1
Total fixed maturities	11,279	71	15,902	426	27,181	497

Equity securities
Common stock	3	—	1	—	4	—
Nonredeemable preferred stock	50	1	53	4	103	5
Total equity securities	53	1	54	4	107	5
Venture capital	—	—	14	1	14	1
Total	$11,332	$72	$15,970	$431	$27,302	$503

Impairment charges included in net realized investment gains were as follows:

	Three Months Ended March 31,
	2007	2006

Fixed maturities	$1	$—
Equity securities	1	1
Venture capital	7	5
Other investments (excluding venture capital)	—	4
Total	$9	$10

4.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2007 and December 31, 2006:

(in millions)	March 31, 2007	December 31, 2006
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	550	551
Personal Insurance	613	613
Other	106	106
Total	$3,437	$3,438

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s intangible assets by major asset class as of March 31, 2007 and December 31, 2006:

(At March 31, 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$569	$467
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(47)	238
Total intangible assets subject to amortization	1,227	522	705
Intangible assets not subject to amortization (2)	215	—	215
Total intangible assets	$1,442	$522	$920

(At December 31 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$537	$499
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(54)	245
Total intangible assets subject to amortization	1,227	483	744
Intangible assets not subject to amortization	20	—	20
Total intangible assets	$1,247	$483	$764

(1)

The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

(2)	During the first quarter of 2007, the Company acquired certain trademarks, service marks and logos.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

(for the three months ended March 31, in millions)	2007	2006
Customer-related	$33	$36
Marketing-related	—	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	6	3
Total amortization expense	$39	$42

Intangible asset amortization expense is estimated to be $107 million for the remainder of 2007, $126 million in 2008, $100 million in 2009, $86 million in 2010 and $69 million in 2011.

5.         DEBT

In March 2007, the Company issued $1 billion aggregate principal amount of 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 for net proceeds of $986 million (after original issue discount and expenses).  The debentures were issued at a discount, resulting in an effective interest rate of 6.447%.  The debentures bear interest at an annual rate of 6.25% from the date of issuance to March 15, 2017, payable semi-annually on March 15 and September 15.  From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year.  The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period. The Company may defer interest for up to ten consecutive years without giving rise to an event of default.  Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures.

The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty.  During the 180-day period ending ten days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date.  If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit the repayment in full of the debentures.  If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds.  Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

The Company can redeem the debentures at its option, in whole or in part, at any time after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest.  The Company can redeem the debentures at its option, in whole only, prior to March 15, 2017 in the event of certain tax or rating agency events relating to the debentures, at a redemption price of 100% of the principal amount being redeemed plus a make-whole premium.

In connection with the offering of the debentures, the Company entered into a “replacement capital covenant” for the benefit of holders of one or more designated series of the Company’s indebtedness (which will initially be the 6.750% Senior Notes due 2036). Under the terms of the replacement capital covenant, if the Company redeems the debentures at any time prior to March 15, 2047, it can only do so with the proceeds of securities that are treated by the rating agencies as having similar equity content to the debentures.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                                      DEBT, Continued

On January 18, 2007, the Company redeemed $81 million of 8.47% subordinated debentures originally issued in 1997 and due January 10, 2027.  The debentures were redeemable by the Company on or after January 10, 2007.  In January 1997, USF&G Capital II, a business trust, issued $100 million of capital securities, the proceeds of which, along with $3 million in capital provided by the Company, were used to purchase the subordinated debentures issued by USF&G Corporation and subsequently assumed by the Company after the merger of SPC and TPC.  During the period prior to redemption, the Company had repurchased and retired $22 million of the debentures in open market transactions.  Upon the Company’s redemption of the remaining $81 million of subordinated debentures in January 2007, USF&G Capital II in turn used the proceeds to redeem its remaining capital securities outstanding.  USF&G Capital II was then liquidated, and the Company received a $3 million distribution of capital.  The Company recorded a $3 million pretax gain on the redemption of the subordinated debentures, representing the remaining unamortized fair value adjustment recorded at the merger date, less the redemption premium paid.

On March 15, 2007, the Company’s $500 million, 5.75% senior notes matured and were fully paid.

On March 13, 2007, the Company called for redemption all of its outstanding $893 million, 4.50% convertible junior subordinated notes due in 2032 (the “notes”). The notes were originally issued by Travelers Property Casualty Corp. The Company assumed certain obligations relating to the notes pursuant to a Second Supplemental Indenture dated April 1, 2004. Each note had a principal amount of $25.00. The redemption date was April 18, 2007, and the redemption price for each note was $25.5625 plus $0.009375 of accrued and unpaid interest.  Any note called for redemption could be surrendered for conversion into common stock before the close of business on April 17, 2007. Each note was convertible into 0.4684 shares of common stock of The Travelers Companies, Inc.  As of April 17, 2007, holders of $36 million of the notes tendered their certificates in exchange for the issuance of 670,910 of the Company’s common shares.  The remaining $857 million of notes were redeemed for cash on April 18, 2007, along with accrued interest to the date of redemption.  The Company will record a $39 million pretax loss on redemption in the second quarter of 2007, due to the redemption premium paid and the write-off of remaining unamortized issuance costs.

6.                                      SHARE REPURCHASE PROGRAM

In January 2007, the Board of Directors authorized a $3 billion addition to the the Company’s $2 billion common share repurchase program originally authorized on May 2, 2006.  Under the program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months ended March 31, 2007, the Company repurchased 13.9 million shares under the program for a total cost of approximately $725 million.  The average cost per share repurchased was $52.20.

7.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended March 31,
(in millions, after tax)	2007	2006

Net income	$1,086	$1,006
Change in net unrealized gain on investment securities	(13)	(388)
Other changes	(22)	12
Total changes in equity from nonowner sources	$1,051	$630

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in millions, except per share amounts)	2007	2006

Basic
Net income, as reported	$1,086	$1,006
Preferred stock dividends, net of taxes	(1)	(1)
Net income available to common shareholders - basic	$1,085	$1,005

Diluted
Net income available to common shareholders	$1,085	$1,005
Effect of dilutive securities:
Convertible preferred stock	1	1
Zero coupon convertible notes	1	1
Convertible junior subordinated notes (1)	7	7
Net income available to common shareholders – diluted	$1,094	$1,014

Common shares
Basic
Weighted average shares outstanding	669.9	692.2

Diluted
Weighted average shares outstanding	669.9	692.2
Weighted average effects of dilutive securities:
Stock options and other incentive plans	9.1	5.9
Convertible preferred stock	3.1	3.6
Zero coupon convertible notes	2.4	2.4
Convertible junior subordinated notes (1)	16.7	16.7
Total	701.2	720.8

Net Income per Common Share
Basic	$1.62	$1.45
Diluted	$1.56	$1.41

(1)          Called in March 2007 and redeemed in April 2007. See note 5.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                           SHARE-BASED INCENTIVE COMPENSATION

The following presents stock option information for fully vested stock option awards at March 31, 2007:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	34,104,157	$42.28	4.0 years	$324
Exercisable at end of period	30,132,719	$43.21	4.1 years	$258

(1)

Represents awards for which the employees’ rights to receive or retain the awards are not contingent on satisfaction of a service condition and therefore the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $35 million and $48 million for the periods ended March 31, 2007 and 2006, respectively.  The related tax benefit recognized in earnings was $11 million and $17 million for the periods ended March 31, 2007 and 2006, respectively.  The impact of the change in accounting policy upon adoption of FAS 123R, Share-Based Compensation, for employees that met the requisite service conditions before the awards vesting date, generally retirement eligible employees, was not material for the periods ended March 31, 2007 and 2006.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2007 was $184 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2006 was $125 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2007	2006	2007	2006

Net Periodic Benefit Cost:
Service cost	$17	$16	$—	$—
Interest on benefit obligation	28	27	4	4
Expected return on plan assets	(38)	(37)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	—
Net actuarial loss (gain)	1	2	(1)	—
Net benefit expense	$7	$7	$3	$4

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award.   On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds.  On May 22, 2006, the United States Supreme Court denied TPC’s petition for a writ of certiorari seeking review of the Third Circuit’s decision.  As a result, the matter has been remanded to the district court and TPC has asked the district court to remand the arbitration to the panel that initially ruled in favor of TPC for further proceedings consistent with the Third Circuit’s decision.  ACandS has opposed that request.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  By order dated September 25, 2006, the Court denied the Company’s motion to dismiss.  Discovery has commenced. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. That motion remains pending.  On March 15, 2007, the lead plaintiff in In re St. Paul Travelers Securities Litigation II moved for certification of a class of all purchasers of securities of the Company and St. Paul from January 27, 2000, through and including October 14, 2004.  That motion remains pending.  In the third action, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion.  On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company.  The Court approved the settlement on April 30, 2007.

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

The Company’s Gulf operation brought an action on May 22, 2003, as amended on May 12, 2004, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  The reinsurers asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. Separate actions filed by Transatlantic and Gerling were consolidated with the original Gulf action for pre-trial purposes.

On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.  On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and denied a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf.  On December 15, 2006, Gulf and XL entered into a final settlement agreement which resolves all claims between Gulf and XL under the reinsurance agreements at issue in the litigation.  On April 13, 2007, Gulf and Transatlantic entered into a final settlement agreement which resolves all claims between Gulf and Transatlantic under the reinsurance agreements at issue in the litigation.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Fact and expert discovery are complete with respect to the remaining parties: Odyssey and Gerling.  Gulf and Gerling have filed motions for partial summary judgment.  The Court has not yet set a trial date.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the United States District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., C.A. No. 06-1672, 06-1673 and 06-1674, Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al. C.A. No. 05-6323; and Xavier University of Louisiana v. Travelers Property Ca. Co. of America, C.A. No. 06-516.  Chehardy and Vanderbrook are proposed class actions in which the Company is one of several insurer defendants.  Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds.  All of these actions allege that the losses were caused by the failure of the New Orleans levees.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or both of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxvix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; (xxxiv) the United States Internal Revenue Service, Department of the Treasury; and (xxxv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

Four putative class action lawsuits are pending against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints are captioned: Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims.  On November 30, 2006, defendants renewed their motions to dismiss.  On April 5, 2007, the court dismissed the complaint. The court has provided plaintiffs with another opportunity to replead within 45 days and has stayed all discovery.  Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought.  The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at March 31, 2007 and December 31, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at March 31, 2007 and December 31, 2006, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company is cooperating with the Division’s requests for information.

Other Commitments and Guarantees

Commitments

Investment Commitments—The Company has long-term commitments to fund venture capital investments through its subsidiary, St. Paul Venture Capital VI, LLC, through new and existing partnerships and certain other venture capital entities. The Company’s total future estimated obligations related to its venture capital investments were $84 million and $87 million at March 31, 2007 and December 31, 2006, respectively. The Company also has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These additional commitments were $1.28 billion and $1.31 billion at March 31, 2007 and December 31, 2006, respectively.

Guarantees

The Company has certain contingent obligations for guarantees related to letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities.

During the first quarter of 2006, the Company entered into construction loan and performance guarantees relating to an investment in a real estate development joint venture.  The maximum obligation for the guarantees was $55 million.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of March 31, 2007, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.84 billion.  Certain of these contingent obligations are subject to deductibles, which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at March 31, 2007 was $184 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The fair value of this obligation as of March 31, 2007 was $65 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $2.49 billion as of March 31, 2007.

Prior to the merger of SPC and TPC on April 1, 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). The Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,518	$1,777	$—	$—	$5,295
Net investment income	632	312	16	—	960
Fee income	116	4	—	—	120
Net realized investment gains	10	—	4	—	14
Other revenues	23	13	5	(3)	38
Total revenues	4,299	2,106	25	(3)	6,427
Claims and expenses
Claims and claim adjustment expenses	2,112	1,077	—	—	3,189
Amortization of deferred acquisition costs	562	307	—	—	869
General and administrative expenses	544	276	16	(3)	833
Interest expense	33	—	43	—	76
Total claims and expenses	3,251	1,660	59	(3)	4,967
Income (loss) before income taxes	1,048	446	(34)	—	1,460
Income tax expense	257	101	16	—	374
Equity in earnings of subsidiaries, net of tax	—	—	1,136	(1,136)	—
Net income	$791	$345	$1,086	$(1,136)	$1,086

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the three months ended March 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,339	$1,652	$—	$—	$4,991
Net investment income	614	243	18	—	875
Fee income	149	1	—	—	150
Net realized investment gains (losses)	4	11	(21)	—	(6)
Other revenues	29	11	3	(3)	40
Total revenues	4,135	1,918	—	(3)	6,050
Claims and expenses
Claims and claim adjustment expenses	2,035	1,007	—	—	3,042
Amortization of deferred acquisition costs	529	271	—	—	800
General and administrative expenses	528	263	6	(3)	794
Interest expense	35	—	41	—	76
Total claims and expenses	3,127	1,541	47	(3)	4,712
Income (loss) before income taxes	1,008	377	(47)	—	1,338
Income tax expense (benefit)	243	109	(20)	—	332
Equity in earnings of subsidiaries, net of tax	—	—	1,033	(1,033)	—
Net income	$765	$268	$1,006	$(1,033)	$1,006

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At March 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,582 subject to securities lending) (amortized cost $62,716)	$40,028	$22,690	$415	$—	$63,133
Equity securities, at fair value (cost $442)	336	77	68	—	481
Real estate	8	802	—	—	810
Short-term securities	2,914	1,171	801	—	4,886
Other investments	2,003	1,264	113	—	3,380
Total investments	45,289	26,004	1,397	—	72,690

Cash	262	113	3	—	378
Investment income accrued	494	297	8	(4)	795
Premiums receivable	3,879	2,277	—	—	6,156
Reinsurance recoverables	12,720	4,545	—	—	17,265
Ceded unearned premiums	1,075	404	—	—	1,479
Deferred acquisition costs	1,410	286	—	—	1,696
Deferred tax asset	1,192	492	29	—	1,713
Contractholder receivables	4,673	406	—	—	5,079
Goodwill	2,412	1,025	—	—	3,437
Intangible assets	457	463	—	—	920
Investment in subsidiaries	—	—	27,741	(27,741)	—
Other assets	1,900	517	294	(198)	2,513
Total assets	$75,763	$36,829	$29,472	$(27,943)	$114,121

Liabilities
Claims and claim adjustment expense reserves	$38,623	$20,198	$—	$—	$58,821
Unearned premium reserves	7,601	3,639	—	—	11,240
Contractholder payables	4,673	406	—	—	5,079
Payables for reinsurance premiums	433	482	—	—	915
Debt	2,471	156	3,694	(198)	6,123
Other liabilities	4,403	1,766	421	(4)	6,586
Total liabilities	58,204	26,647	4,115	(202)	88,764

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	124	—	124
Common stock (1,750.0 shares authorized; 665.3 shares issued and outstanding)	—	745	18,634	(745)	18,634
Additional paid-in capital	9,913	7,711	—	(17,624)	—
Retained earnings	7,260	1,663	8,167	(8,923)	8,167
Accumulated other changes in equity from nonowner sources	386	63	417	(449)	417
Treasury stock, at cost (39.7 shares)	—	—	(1,985)	—	(1,985)
Total shareholders’ equity	17,559	10,182	25,357	(27,741)	25,357
Total liabilities and shareholders’ equity	$75,763	$36,829	$29,472	$(27,943)	$114,121

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,674 subject to securities lending) (amortized cost $62,244)	$39,736	$22,511	$419	$—	$62,666
Equity securities, at fair value (cost $436)	326	80	67	—	473
Real estate	8	785	—	—	793
Short-term securities	2,623	1,338	977	—	4,938
Other investments	2,019	1,270	109	—	3,398
Total investments	44,712	25,984	1,572	—	72,268

Cash	325	130	4	—	459
Investment income accrued	501	322	7	(3)	827
Premiums receivable	3,916	2,265	—	—	6,181
Reinsurance recoverables	12,963	4,857	—	—	17,820
Ceded unearned premiums	1,013	230	—	—	1,243
Deferred acquisition costs	1,323	292	—	—	1,615
Deferred tax asset	1,037	484	15	—	1,536
Contractholder receivables	4,541	482	—	—	5,023
Goodwill	2,412	1,026	—	—	3,438
Intangible assets	273	491	—	—	764
Investment in subsidiaries	—	—	26,946	(26,946)	—
Other assets	1,921	589	279	(202)	2,587
Total assets	$74,937	$37,152	$28,823	$(27,151)	$113,761

Liabilities
Claims and claim adjustment expense reserves	$38,752	$20,536	$—	$—	$59,288
Unearned premium reserves	7,655	3,573	—	—	11,228
Contractholder payables	4,541	482	—	—	5,023
Payables for reinsurance premiums	284	401	—	—	685
Debt	2,469	155	3,338	(202)	5,760
Other liabilities	4,449	1,846	350	(3)	6,642
Total liabilities	58,150	26,993	3,688	(205)	88,626

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	129	—	129
Common stock (1,750.0 shares authorized; 678.3 shares issued and outstanding)	—	745	18,530	(745)	18,530
Additional paid-in capital	9,910	7,711	—	(17,621)	—
Retained earnings	6,472	1,618	7,253	(8,090)	7,253
Accumulated other changes in equity from nonowner sources	405	85	452	(490)	452
Treasury stock, at cost (25.2 shares)	—	—	(1,229)	—	(1,229)
Total shareholders’ equity	16,787	10,159	25,135	(26,946)	25,135
Total liabilities and shareholders’ equity	$74,937	$37,152	$28,823	$(27,151)	$113,761

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$791	$345	$1,086	$(1,136)	$1,086
Net adjustments to reconcile net income to net cash provided by operating activities	(236)	(16)	(1,103)	1,136	(219)
Net cash provided by (used in) operating activities	555	329	(17)	—	867

Cash flows from investing activities
Proceeds from maturities of fixed maturities	943	689	5	—	1,637
Proceeds from sales of investments:
Fixed maturities	473	255	1	—	729
Equity securities	21	4	—	—	25
Purchases of investments:
Fixed maturities	(1,815)	(1,191)	—	—	(3,006)
Equity securities	(29)	—	—	—	(29)
Real estate	—	(26)	—	—	(26)
Net sales (purchases) of short-term securities	(291)	12	176	—	(103)
Net sales of other investments	144	42	—	—	186
Securities transactions in course of settlement	196	109	—	—	305
Other	(260)	57	—	—	(203)
Net cash provided by (used in) investing activities	(618)	(49)	182	—	(485)

Cash flows from financing activities
Payment of debt	—	—	(611)	—	(611)
Issuance of debt	—	—	986	—	986
Dividends to shareholders	—	—	(175)	—	(175)
Issuance of common stock – employee share options	—	—	54	—	54
Excess tax benefits from share-based payment arrangements	—	—	9	—	9
Treasury stock acquired – share repurchase program	—	—	(698)	—	(698)
Treasury stock acquired – net employee share-based compensation	—	—	(26)	—	(26)
Dividends received by (paid to) parent company	—	(300)	300	—	—
Capital contributions and loans between subsidiaries	—	4	(4)	—	—
Other	—	—	(1)	—	(1)
Net cash used in financing activities	—	(296)	(166)	—	(462)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)
Net decrease in cash	(63)	(17)	(1)	—	(81)
Cash at beginning of period	325	130	4	—	459
Cash at end of period	$262	$113	$3	$—	$378
Supplemental disclosure of cash flow information
Income taxes paid (received)	$94	$1	$(7)	$—	$88
Interest paid	$46	$—	$29	$—	$75

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$765	$268	$1,006	$(1,033)	$1,006
Net adjustments to reconcile net income to net cash provided by operating activities	(213)	(262)	(1,002)	1,033	(444)
Net cash provided by (used in) operating activities	552	6	4	—	562

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,010	559	2	—	1,571
Proceeds from sales of investments:
Fixed maturities	634	676	10	—	1,320
Equity securities	62	32	—	—	94
Purchases of investments:
Fixed maturities	(2,399)	(1,575)	(9)	—	(3,983)
Equity securities	(4)	(43)	—	—	(47)
Real estate	—	(8)	—	—	(8)
Short-term securities sales (purchases), net	(270)	584	(247)	—	67
Other investments, net	115	39	—	—	154
Securities transactions in course of settlement	546	(56)	—	—	490
Other	(44)	6	—	—	(38)
Net cash provided by (used in) investing activities	(350)	214	(244)	—	(380)

Cash flows from financing activities
Payment of debt	—	—	(4)	—	(4)
Dividends to shareholders	—	—	(161)	—	(161)
Issuance of common stock — employee share options	—	—	32	—	32
Treasury shares acquired – net employee share-based compensation	—	—	(16)	—	(16)
Excess tax benefits from share-based payment arrangements	—	—	5	—	5
Dividends received by (paid to) parent company	(155)	(250)	405	—	—
Capital contributions and loans between subsidiaries	—	21	(21)	—	—
Other	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities	(157)	(229)	240	—	(146)

Effect of exchange rate changes on cash	—	—	—	—	—
Net increase (decrease) in cash	45	(9)	—	—	36
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$181	$191	$1	$—	$373
Supplemental disclosure of cash flow information
Income taxes paid (received)	$(15)	$10	$—	$—	$(5)
Interest paid	$46	$—	$39	$—	$85

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2007 First Quarter Consolidated Results of Operations

•                   Net income of $1.09 billion, or $1.62 per share basic and $1.56 per share diluted

•                   Net favorable prior year reserve development of $62 million pretax ($40 million after-tax)

•                   Catastrophe losses of $45 million pretax ($29 million after-tax)

•                   A benefit of $72 million pretax ($47 million after-tax) due to a change in the timing of commission expense recognition resulting from switching the majority of the Company’s agents from a performance-based contingent commission program to a new performance-based fixed supplemental compensation program.

•                   Net written premiums of $5.14 billion

•                   GAAP combined ratio of 89.2%

•                   Pretax net investment income of $960 million ($737 million after-tax)

2007 First Quarter Consolidated Financial Condition

•                   Total assets of $114.12 billion, up $360 million from December 31, 2006

•                   Total investments of $72.69 billion, up $422 million from December 31, 2006; fixed maturities and short-term securities comprise 94% of total investments

•                   Repurchased 13.9 million common shares for total cost of approximately $725 million under share repurchase program; remaining capacity under authorized share repurchase program of $3.15 billion at March 31, 2007

•                   Shareholders’ equity of $25.36 billion, up $222 million from December 31, 2006; book value per common share of $37.93

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share data)	2007	2006
Revenues
Premiums	$5,295	$4,991
Net investment income	960	875
Fee income	120	150
Net realized investment gains (losses)	14	(6)
Other revenues	38	40
Total revenues	6,427	6,050
Claims and expenses
Claims and claim adjustment expenses	3,189	3,042
Amortization of deferred acquisition costs	869	800
General and administrative expenses	833	794
Interest expense	76	76
Total claims and expenses	4,967	4,712
Income before income taxes	1,460	1,338
Income tax expense	374	332
Net income	$1,086	$1,006
Net income per share
Basic	$1.62	$1.45
Diluted	$1.56	$1.41
GAAP combined ratio
Loss and loss adjustment expense ratio	59.2%	58.9%
Underwriting expense ratio	30.0	30.0
GAAP combined ratio	89.2%	88.9%

The Company’s discussions related to all items, other than net income and segment operating income, are presented on a pretax basis, unless otherwise noted.

Overview

Net income in the first quarter of 2007 totaled $1.09 billion, or $1.56 per share diluted, 8% higher than net income of $1.01 billion, or $1.41 per share diluted, in the same period of 2006.  The increase in 2007 reflected strong growth in net investment income and higher business volume, partially offset by an increase in expenses.  Net favorable prior year reserve development totaled $62 million and $49 million in the first quarters of 2007 and 2006, respectively, primarily driven in both periods by better than expected loss experience in the Personal Insurance segment and continued favorable loss trends in property and liability lines of business in the Business Insurance segment.  Reported expenses in the first quarter of 2007 included a net benefit of $72 million due to the implementation of a new performance-based fixed supplemental compensation program for the majority of the Company’s agents, which resulted in a reduction in commission expense in this quarter due to a change in the timing of expense recognition compared with the first quarter of 2006.  The Company estimates that the full-year benefit from the change in timing of expense recognition in 2007 will be approximately $150 million.  Catastrophe losses in the first quarter of 2007 totaled $45 million, primarily resulting from several storms in the southeastern United States, whereas results in the first quarter of 2006 included no catastrophe losses.  Net income in the first quarter of 2007 included a benefit of $28 million due to the favorable resolution of various prior year federal tax matters, compared to a benefit of $49 million from the favorable resolution of various prior year federal and state tax matters in the same period of 2006.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Revenues

Earned Premiums

Earned premiums in the first quarter of 2007 totaled $5.30 billion, an increase of $304 million, or 6%, over the same period of 2006.  In the Business Insurance segment, earned premiums in 2007 increased 5% over the comparable 2006 total, primarily reflecting the impact of the growth in business volume over the preceding twelve months.  Earned premium growth of 7% in the Financial, Professional & International Insurance segment in the first quarter of 2007 over the same 2006 period was concentrated in the International & Lloyd’s market, primarily driven by increases in prior year premium estimates at Lloyd’s, growth in volume and the favorable impact of foreign currency rates of exchange.  In the Personal Insurance segment, earned premium growth of 8% in the first quarter of 2007 reflected strong new business volume and renewal price increases over the preceding twelve months.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, in millions)	2007	2006
Average investments (a)	$72,737	$69,701
Pretax net investment income	960	875
After-tax net investment income	737	670
Average pretax yield (b)	5.3%	5.0%
Average after-tax yield (b)	4.1%	3.8%

(a)	Excluding net unrealized investment gains and losses, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)	Excluding net realized and unrealized investment gains and losses.

Net investment income of $960 million in the first quarter of 2007 increased $85 million, or 10%, over the same period of 2006.  The increase in 2007 was primarily the result of higher yields on short-term and long-term taxable securities and continued growth in the Company’s fixed maturity portfolio resulting from strong cash flows from operating activities.  The Company’s real estate joint venture investments, which are included in other investments, also produced strong levels of net investment income in 2007.  The amortized cost of the fixed maturity portfolio at March 31, 2007 totaled $62.72 billion, $2.66 billion higher than at the same date in 2006.  The average pretax investment yield was 5.3% in the first quarter of 2007, compared with 5.0% in the same period of 2006.  The increase in 2007 yields primarily reflected higher yields on taxable investments purchased in the preceding twelve months and the strong returns generated by the real estate joint venture investments.

The Company allocates invested assets and the related net investment income to its reportable business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields.  The investment yield for capital reflects the average yield on the total investment portfolio.  The application of the yields to the segments’ investable funds and capital determines the respective business segment’s share of actual net investment income.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The decline in fee income in the first quarter of 2007 compared with the same period of 2006 is described in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains (Losses)

Net realized investment gains in the first quarter of 2007 totaled $14 million, compared with net realized investment losses of $6 million in the same period of 2006.  The 2007 and 2006 totals included $9 million and $10 million, respectively, of impairment losses.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Business Insurance	$3,387	$3,254
Financial, Professional & International Insurance	975	935
Personal Insurance	1,709	1,621
Total	$6,071	$5,810

	Net Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Business Insurance	$2,880	$2,687
Financial, Professional & International Insurance	600	515
Personal Insurance	1,664	1,572
Total	$5,144	$4,774

Gross and net written premiums in the first quarter of 2007 increased 4% and 8%, respectively, over the same period of 2006.  The disparity between gross and net written premium growth rates in 2007 was concentrated in the Financial, Professional & International Insurance segment, reflecting changes in the Company’s reinsurance program that resulted in a higher level of business retained in certain lines of business, a change in the timing of certain reinsurance transactions and lower reinsurance costs.

In Business Insurance, net written premiums in the first quarter of 2007 increased 7% over the same 2006 period, with all markets except National Accounts recording net written premium growth, primarily driven by higher new business volume.  In Financial, Professional & International Insurance, net written premium growth of 17% in the first quarter of 2007 primarily reflected gross written premium growth, driven by strong construction surety business volume and adjustments to prior year premium estimates for the Company’s operations at Lloyd’s, and the factors described above.  Net written premium growth of 6% in the Personal Insurance segment in the first quarter of 2007 reflected renewal price increases and strong business retention rates.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses totaled $3.19 billion in the first quarter of 2007, $147 million, or 5%, higher than the first quarter 2006 total of $3.04 billion.  The 2007 total included $62 million of net favorable prior year reserve development and $45 million of catastrophe losses, whereas the 2006 first quarter total included $49 million of net favorable prior year reserve development and no catastrophe losses.  Net favorable prior year reserve development in 2007 was concentrated in the Personal Insurance segment, resulting from better than expected personal auto bodily injury loss experience, and in several lines of business in the Business Insurance segment.  Catastrophe losses in 2007 primarily resulted from several storms in the southeastern United States.

Amortization of Deferred Acquisition Costs

Expenses comprising this category totaled $869 million in the first quarter of 2007, 9% higher than the comparable total of $800 million in the same 2006 period.  The increase primarily reflected the growth in business volume, and also included a $15 million increase from the implementation of a new agent compensation program described in more detail below.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses

General and administrative expenses totaled $833 million in the first quarter of 2007, an increase of $39 million, or 5%, over the comparable 2006 total of $794 million.  The increase in 2007 primarily reflected increased business volume, continued expenditures to support business growth and product development and costs associated with the Company’s national advertising campaign that was launched in the second quarter of 2006.  These increases were partially offset by the Company’s implementation of a new compensation program for the majority of its agents.

In the first quarter of 2007, the Company discontinued the use of performance-based contingent commissions and implemented a new performance-based fixed supplemental compensation program for all of its personal lines business.  The Company also offered the majority of its agents conducting commercial business the option to switch to this new program.  The Company anticipates that its total payout rate for performance-based agent compensation in 2007 will be substantially the same as in 2006; however, the change to the new program created a difference in the timing of commission expense recognition.  The cost of the new program is required to be deferred and amortized over the related policy period (generally six to twelve months), whereas the cost of the contingent commission program was not subject to deferred acquisition cost accounting treatment and, therefore, was expensed as incurred.  That timing difference will result in a benefit to income during the 2007 transition year.  The impact of this change in the first quarter of 2007 was to lower reported expenses by $87 million in the “General and Administrative Expenses” income statement line, and increase reported expenses by $15 million in the “Amortization of Deferred Acquisition Costs” income statement line, compared to what would have been reported under the prior contingent commission program.

Interest Expense

Interest expense of $76 million in the first quarter of 2007 was level with the same period of 2006.

GAAP Combined Ratios

The consolidated loss and loss adjustment expense ratio of 59.2% in the first quarter of 2007 was slightly higher than the comparable 2006 first quarter loss and loss adjustment expense ratio of 58.9%.  Catastrophe losses accounted for 0.9 points of the 2007 first quarter loss and loss adjustment expense ratio, whereas the 2006 first quarter loss and loss adjustment expense ratio included no impact from catastrophe losses.  The 2007 and 2006 first quarter loss and loss adjustment expense ratios included a 1.2 point and a 1.0 point impact from net favorable prior year reserve development, respectively.  The 2007 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development improved over the 2006 ratio on the same basis, reflecting continuing improvement in frequency and severity trends in several lines of business.  The underwriting expense ratio of 30.0% for the first quarter of 2007 was level with the same 2006 period.  The implementation of the new performance-based fixed supplemental compensation program for agents described above provided a 1.4 point benefit to the expense ratio in the first quarter of 2007, which was offset by the increases in other expenses also described above.

RESULTS OF OPERATIONS BY SEGMENT

The Company is organized into three reportable business segments: Business Insurance, Financial, Professional & International Insurance, and Personal Insurance.  These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on type of customer, how the business is marketed, and the manner in which risks are underwritten.

Business Insurance

The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations: Select Accounts, Commercial Accounts, National Accounts, Industry-Focused Underwriting, Target Risk Underwriting and Specialized Distribution.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; and policies written by the Company’s Gulf operation (Gulf), which was placed into runoff during the second quarter of 2004.  These are collectively referred to as Business Insurance Other.

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions)	2007	2006
Revenues:
Earned premiums	$2,763	$2,643
Net investment income	694	636
Fee income	120	150
Other revenues	4	7
Total revenues	$3,581	$3,436
Total claims and expenses	$2,653	$2,557
Operating income	$678	$651

Loss and loss adjustment expense ratio	61.2%	60.9%
Underwriting expense ratio	30.3	29.8
GAAP combined ratio	91.5%	90.7%

Overview

Operating income of $678 million in the first quarter of 2007 was $27 million, or 4%, higher than operating income of $651 million in the same period of 2006, primarily reflecting a strong increase in net investment income and the continuation of favorable loss trends, partially offset by an increase in general and administrative expenses and a decline in fee income.  The Business Insurance segment incurred no catastrophe losses in the first quarters of 2007 or 2006.  Net favorable prior year reserve development in the first quarters of 2007 and 2006 totaled $27 million and $19 million, respectively.

Earned Premiums

Earned premiums of $2.76 billion in the first quarter of 2007 increased $120 million, or 5%, over the same period of 2006, reflecting the growth in business volume over the prior twelve months in the majority of the markets comprising this segment.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $30 million decline in fee income in the first quarter of 2007 compared with the same 2006 period primarily resulted from lower serviced claim volume in workers’ compensation residual market pools, and the impact on fee income of lower loss costs due to workers’ compensation reforms, primarily in California.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2007 totaled $1.74 billion, an increase of $35 million, or 2%, compared with the same 2006 period, primarily reflecting the increase in business volume.  There were no catastrophe losses incurred in either period.  Net favorable prior year reserve development totaled $27 million in the first quarter of 2007, compared with net favorable prior year reserve development of $19 million in the same 2006 period.  The amortization of deferred acquisition costs totaled $403 million in the first quarter of 2007, 7% higher than the comparable 2006 total of $376 million.  The increase reflected the growth in business volume, as well as a $9 million increase from the implementation of the new performance-based fixed supplemental compensation program described in more detail in the “Consolidated Overview” section herein.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

General and administrative expenses in the first quarter of 2007 totaled $509 million, 7% higher than the comparable total of $474 million in the same period of 2006.  The increase in 2007 primarily reflected growth in business volume, continuing expenditures to support business growth and product development and the segment’s share of costs associated with the Company’s national advertising campaign that was launched in the second quarter of 2006.  The implementation of the new compensation program for its agents in the first quarter of 2007 resulted in a $46 million reduction in reported expenses in “General and Administrative Expenses” compared to what would have been reported under the prior contingent commission program.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the first quarter of 2007 of 61.2% was slightly higher than the comparable 2006 ratio of 60.9%.  Net favorable prior year reserve development in 2007 provided a 0.9 point benefit to the loss and loss adjustment expense ratio, whereas net favorable prior year reserve development in 2006 accounted for a 0.7 point benefit to the loss and loss adjustment expense ratio.  The underwriting expense ratio of 30.3% for the first quarter of 2007 was 0.5 points higher than the comparable 2006 ratio, primarily reflecting the increases in expenses described above.  The implementation of the new performance-based fixed supplemental compensation program for agents provided a 1.3 point benefit to the underwriting expense ratio in the first quarter of 2007.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Select Accounts	$717	$695
Commercial Accounts	713	645
National Accounts	513	574
Industry-Focused Underwriting	633	573
Target Risk Underwriting	526	518
Specialized Distribution	255	246
Total Business Insurance Core	3,357	3,251
Business Insurance Other	30	3
Total Business Insurance	$3,387	$3,254

	Net Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Select Accounts	$701	$679
Commercial Accounts	641	575
National Accounts	255	268
Industry-Focused Underwriting	582	521
Target Risk Underwriting	417	398
Specialized Distribution	252	245
Total Business Insurance Core	2,848	2,686
Business Insurance Other	32	1
Total Business Insurance	$2,880	$2,687

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In Business Insurance Core, gross written premiums in the first quarter of 2007 increased by 3% over the same period of 2006, whereas net written premiums in 2007 increased 6% over 2006.  All markets in Business Insurance Core operations, except National Accounts, recorded net written premium growth, driven by higher new business volume throughout the majority of markets and continued strong business retention rates.  The decline in National Accounts’ net written premiums reflected competitive market conditions that resulted in lower business volume, primarily in the Discover Re business unit.

Select Accounts. Net written premiums of $701 million in the first quarter of 2007 increased 3% over the same period of 2006, reflecting strong growth in new business volume and an increase in renewal price changes.  Business retention rates remained strong but declined slightly from the first quarter of 2006.  Renewal price changes in this market were consistent with the first quarter of 2006, as price increases for coastal coverages were largely offset by declines in renewal price changes for non-coastal coverages, which continue to be impacted by competitive market conditions.  New business volume in the first quarter of 2007 increased significantly over the first quarter of 2006, due in part to the introduction of the Company’s enhanced quote-to-issue agency platform and multivariate pricing program in ten states.  That platform is expected to be introduced in the remainder of the country over the next twelve months.

Commercial Accounts.  Net written premiums of $641 million in the first quarter of 2007 increased 11% over the same 2006 period, driven by a significant increase in new business volume and continued strong business retention rates.  Renewal price changes declined slightly from the first quarter of 2006.  The growth in new business volume reflected the impact of new product introductions, additional products sold to existing customers and increased marketing efforts.

National Accounts. Net written premiums of $255 million in the first quarter of 2007 declined by 5% from the same 2006 period, reflecting competitive market conditions that resulted in lower business volume, primarily in the Discover Re business unit.

Industry-Focused Underwriting.  Net written premiums of $582 million in the first quarter of 2007 increased by 12% over the first quarter of 2006, driven by growth in the Construction, Technology and Oil & Gas business units.  Favorable economic conditions in these industry sectors led to new business opportunities, and business retention rates continued to increase.  Technology also benefited from significant renewal price changes compared with the first quarter of 2006.

Target Risk Underwriting.  Net written premiums of $417 million in the first quarter of 2007 increased by 5% over the same period of 2006, driven by growth in the Inland Marine and National Property business units.  Strong growth in new business volume accounted for the increase in Inland Marine net written premium volume, whereas National Property’s premium volume growth was driven by continued strong business retention rates and positive renewal price changes.  Growth in these two business units was partially offset by a decline in Excess Casualty, where increasingly competitive market conditions led to a reduction in new business volume and a decline in renewal price changes.

Specialized Distribution. Net written premium volume in the first quarter of 2007 of $252 million increased 3% over the same period of 2006, primarily due to the Northland business unit.  Business retention rates and new business volume at Northland remained strong and consistent with first quarter 2006 levels, and renewal price changes improved over the same period of 2006.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis.  The segment includes the Bond & Financial Products group, as well as the International and Lloyd’s group.

In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $79 million of net written premiums for the year ended December 31, 2006.  The impact of this transaction was not material to the Company’s results of operations or financial condition.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions)	2007	2006
Revenues:
Earned premiums	$844	$788
Net investment income	121	103
Other revenues	5	5
Total revenues	$970	$896
Total claims and expenses	$759	$697
Operating income	$156	$141

Loss and loss adjustment expense ratio	53.0%	53.0%
Underwriting expense ratio	36.4	35.0
GAAP combined ratio	89.4%	88.0%

Overview

Operating income of $156 million in the first quarter of 2007 increased by $15 million, or 11%, over the same period of 2006, driven by an increase in net investment income and growth in business volume, partially offset by an increase in general and administrative expenses.  No catastrophe losses or net prior year reserve development were recorded in either quarter.

Earned Premiums

Earned premiums of $844 million in the first quarter of 2007 increased $56 million, or 7%, over the same period of 2006, primarily reflecting adjustments to prior year premium estimates at Lloyd’s, growth in volume in certain lines of business and favorable foreign currency exchange rate movements.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2007 totaled $451 million, an increase of $30 million, or 7%, compared with the same 2006 period, primarily reflecting increased business volume.  General and administrative expenses in the first quarter of 2007 totaled $145 million, an increase of 15% over the same period of 2006.  The increase primarily reflected the segment’s continued expenditures to support business growth, the impact of foreign currency exchange rates, and the segment’s share of costs associated with the Company’s national advertising campaign that was launched in the second quarter of 2006.  The Company’s implementation of a new performance-based fixed supplemental compensation program for the majority of its agents in the first quarter of 2007 did not have a material impact on this segment.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 53.0% in the first quarter of 2007 was level with the same 2006 period.  Loss trends continued to be favorable, there were no catastrophe losses incurred in the first quarters of 2007 or 2006, and there was no prior year reserve development in either period.  The underwriting expense ratio of 36.4% in the first quarter of 2007 was 1.4 points higher than the comparable 2006 expense ratio of 35.0%, driven by the increase in expenses described above.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Financial, Professional & International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Bond & Financial Products	$626	$621
International and Lloyd’s	349	314
Total Financial, Professional & International Insurance	$975	$935

	Net Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Bond & Financial Products	$311	$293
International and Lloyd’s	289	222
Total Financial, Professional & International Insurance	$600	$515

The Financial, Professional & International Insurance segment’s gross written premiums of $975 million in the first quarter of 2007 increased 4% over the same period of 2006, whereas net written premiums of $600 million increased 17% over the first quarter of 2006.  Gross written premium growth in 2007 resulted from strong construction surety business volume and adjustments to prior year premium estimates for the Company’s operations at Lloyd’s.  The disparity in gross and net written premium growth rates primarily reflected changes in the Company’s reinsurance program that resulted in a higher level of business retained, a change in the timing of certain reinsurance transactions and lower reinsurance costs.  In Bond & Financial Products (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the first quarter of 2007 remained strong and increased over the same 2006 period, while renewal price increases remained positive but declined slightly from the 2006 level.  New business volume was also down compared with the first quarter of 2006 due to competitive pricing in liability lines of business.  For International and Lloyd’s in the first quarter of 2007, business retention rates remained strong but declined slightly from the first quarter of 2006.  Renewal price changes and new business volume declined in comparison to the same period of 2006, primarily reflecting increasingly competitive market conditions.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc.  These subsidiaries primarily offered nonstandard automobile coverage and accounted for approximately $187 million of net written premium volume for the year ended December 31, 2006.  The sale was not material to the Company’s results of operations or financial condition.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions)	2007	2006
Revenues:
Earned premiums	$1,688	$1,560
Net investment income	145	134
Other revenues	24	24
Total revenues	$1,857	$1,718
Total claims and expenses	$1,470	$1,372
Operating income	$266	$240

Loss and loss adjustment expense ratio	59.0%	58.7%
Underwriting expense ratio	26.5	27.7
GAAP combined ratio	85.5%	86.4%

Overview

Operating income of $266 million in the first quarter of 2007 was $26 million higher than operating income in the same period of 2006, primarily reflecting strong growth in business volume and continued favorable loss trends.  Results in the first quarter of 2007 also benefited from the Company’s implementation of a new performance-based fixed supplemental compensation program for its agents in the first quarter of 2007, which is described in more detail in the “Consolidated Overview” section herein.  In addition, net investment income increased $11 million over the first quarter of 2006, and net favorable prior year reserve development in the first quarter of 2007 was slightly better than in the same 2006 period.  These factors were partially offset by $45 million of catastrophe losses incurred in the first quarter of 2007 resulting from wind and hail storms in the southeastern United States.  There were no catastrophe losses in the first quarter of 2006.

Earned Premiums

Earned premiums of $1.69 billion in the first quarter of 2007 increased $128 million, or 8%, over earned premiums of $1.56 billion in the same period of 2006, reflecting continued strong business retention rates, renewal price increases and growth in new business volumes over the preceding twelve months.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2007 totaled $997 million, an increase of $82 million, or 9%, over the same period of 2006.  The increase was primarily due to catastrophe losses in the first quarter of 2007 and growth in business volume.  Net favorable prior year reserve development in the first quarters of 2007 and 2006 totaled $35 million and $30 million, respectively.  The 2007 total was primarily driven by better than expected auto bodily injury loss experience resulting in part from claim initiatives.  In 2006, the net favorable prior year reserve development reflected declines in the frequency of non-catastrophe losses and lower than expected severity in both the Automobile and Homeowners and Other lines of business.  The amortization of deferred acquisition costs totaled $303 million in the first quarter of 2007, 11% higher than the comparable 2006 total of $274 million.  The increase reflected the growth in business volume, as well as a $5 million impact from the implementation of the new performance-based fixed supplemental compensation program described in more detail in the “Consolidated Overview” section herein.

General and administrative expenses totaled $170 million in the first quarter of 2007, a decrease of $13 million, or 7%, from the first quarter 2006 total of $183 million.  The decrease in expenses primarily reflected a decline in commission expenses resulting from the implementation of the new compensation program for agents, which was partially offset by increased business volume, continued investments to support business growth and product development and the segment’s share of costs related to the Company’s national advertising campaign that was launched in the second quarter of 2006.  The implementation of the new compensation program in the first quarter of 2007 resulted in a $37 million reduction in reported expenses in “General and Administrative Expenses” compared to what would have been reported under the prior contingent commission program.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 59.0% in the first quarter of 2007 was slightly higher than the comparable 2006 ratio of 58.7%.  The 2007 ratio included a 2.7 point impact of catastrophe losses and a 2.1 point benefit from net favorable prior year reserve development.  The 2006 loss and loss adjustment expense ratio included no impact of catastrophe losses and a 1.9 point benefit from net favorable prior year reserve development.  Excluding those factors from both periods, the loss and loss adjustment expense ratio in 2007 was over two points lower than the comparable 2006 ratio, reflecting continued favorable loss trends.

The underwriting expense ratio of 26.5% in the first quarter of 2007 was 1.2 points lower than the first quarter 2006 expense ratio of 27.7%, primarily reflecting the 1.9 point impact of the implementation of the new agent compensation program described above.

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Automobile	$975	$942
Homeowners and Other	734	679
Total Personal Insurance	$1,709	$1,621

	Net Written Premiums
(for the three months ended March 31, in millions)	2007	2006

Automobile	$965	$932
Homeowners and Other	699	640
Total Personal Insurance	$1,664	$1,572

Gross and net written premiums in the first quarter of 2007 increased 5% and 6% over the respective totals in the same period of 2006.  In the Automobile line of business, net written premium growth of 4% in 2007 primarily reflected the impact of renewal price increases and continued strong retention rates.  New business volume in 2007 declined from the first quarter of 2006.

In the Homeowners and Other line of business, net written premiums in the first quarter of 2007 grew 9% over the same period of 2006, primarily reflecting the impact of renewal price increases, particularly for coastal coverages, and continued strong retention rates.  New business volume in this line of business in the first quarter of 2007 also declined from the same 2006 period.

The Personal Insurance segment had approximately 7.2 million and 6.7 million policies in force at March 31, 2007 and 2006, respectively.

INTEREST EXPENSE AND OTHER

(for the three months ended March 31, in millions)	2007	2006
Net loss	$(22)	$(21)

After-tax interest expense in both periods totaled $49 million.  Additionally, the net loss in this category for both periods was reduced by the favorable resolution of various prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders.  While the Company has experienced a decrease in asbestos claims over the past two years, the Company continues to receive a significant number of asbestos claims from the Company’s policyholders (which include others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants, the focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company.  Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system.  Recently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket.  This trend of prioritizing claims involving credible evidence of injuries, along with the focus on new and previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company.  In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.

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

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC) has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the United States District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.  Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Appeals for the Second Circuit, and TPC filed a cross-appeal.  Two appellants have voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed.  Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal.  On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order.  The three remaining principal appeals have been consolidated for disposition and remain pending.  It is not possible to predict how the appellate court will rule on the pending appeals.   If the rulings of the district court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending direct action claims against it.  (Also, see “Part II — Item 1, Legal Proceedings”).

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

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in the first three months of 2007 were $125 million, compared with $84 million in the same period of 2006. The increase in paid losses in the first quarter 2007 was primarily the result of installment payments on settlements reached in prior years.  As a result, approximately 63% and 44% of total net paid losses in the first three months of 2007 and 2006, respectively, related to policyholders with whom the Company has entered into settlement agreements limiting the Company’s liability.  Beginning in the first quarter of 2007, the Company supplemented its existing annual in-depth and quarterly asbestos review processes with additional aggregate quarterly reserve analyses.  Net asbestos reserves totaled $3.93 billion at March 31, 2007, compared with $4.28 billion at March 31, 2006.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2007	2006
Beginning reserves:
Direct	$4,777	$5,103
Ceded	(726)	(739)
Net	4,051	4,364

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Accretion of discount:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	152	103
Ceded	(27)	(19)
Net	125	84

Ending reserves:
Direct	4,625	5,000
Ceded	(699)	(720)
Net	$3,926	$4,280

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

The resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis. Generally, the Company strives to extinguish any obligations it may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguish any pending coverage dispute with the policyholder. This form of settlement is commonly referred to as a “buy-back” of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. The Company and its policyholders may also agree to settlements which extinguish any future liability arising from known specified sites or claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company’s general purpose in executing these agreements is to reduce the Company’s potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

Gross paid losses in the first three months of 2007 and 2006 were $49 million and $88 million, respectively.  TPC entered into a significant settlement with one policyholder in 2005.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  The final payment related to this settlement was made in the first quarter of 2006.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.

At March 31, 2007, approximately 81% of the net environmental reserve (approximately $300 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of litigating coverage disputes relating to these claims.  The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 19% of the net environmental reserve (approximately $72 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2007	2006
Beginning reserves:
Direct	$413	$494
Ceded	5	(69)
Net	418	425

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	49	88
Ceded	(3)	(50)
Net	46	38

Ending reserves:
Direct	364	406
Ceded	8	(19)
Net	$372	$387

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2007 are appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants, although the Company has noted a recent decrease in the number and volatility of asbestos-related bankruptcies.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed its most recent annual ground-up review during the third quarter of 2006.  See “Part II — Item 1, Legal Proceedings.”

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations.  The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  The timing and amount of catastrophe claims are inherently unpredictable.  Such claims increase liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.  Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.  The Company also has the ability to issue securities under its shelf registration statement with the Securities and Exchange Commission and has access to liquidity through its $1 billion line of credit.

Operating Activities

Net cash flows provided by operating activities in the first three months of 2007 and 2006 totaled $867 million and $562 million, respectively. Cash flows in the first quarter of 2007 reflected higher levels of collected premiums and net investment income, lower claim payments on catastrophe losses, as well as lower runoff claim payments in Business Insurance Other in comparison to the first quarter of 2006.  These factors were partially offset by an increase in tax payments resulting from higher profitability.

Investing Activities

Net cash flows used in investing activities in the first three months of 2007 and 2006 totaled $485 million and $380 million, respectively. Fixed maturity securities accounted for the majority of investment purchases in both years.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 4.1 at March 31, 2007, compared with 4.0 at December 31, 2006.

The Company also invests much smaller amounts in equity securities, venture capital and real estate. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

The primary goals of the Company’s asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows.  Generally, the expected principal and interest payments produced by the Company’s fixed income portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the present value of the net insurance liabilities, plus the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provides assurance of the Company’s ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

At March 31, 2007, total cash, short-term invested assets and other readily marketable securities aggregating $1.69 billion were held at the holding company level. The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet its liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.

Financing Activities

Net cash flows used in financing activities in the first three months of 2007 totaled $462 million, compared with $146 million in the same 2006 period.  The 2007 total primarily reflected common share repurchases, the repayment of debt and dividends to shareholders, partially offset by the issuance of debt and proceeds from employee stock option exercises.  The 2006 total reflected the issuance of debt and, to a lesser extent, proceeds from the issuance of common shares under employee stock options, offset by dividends to shareholders and common share repurchases.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In March 2007, the Company issued $1 billion aggregate principal amount of 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 for net proceeds of $986 million (after original issue discount and expenses).  The debentures were issued at a discount, resulting in an effective interest rate of 6.447%.  The debentures bear interest at an annual rate of 6.25% from the date of issuance to March 15, 2017, payable semi-annually on March 15 and September 15.  From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year.  The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period. The Company may defer interest for up to ten consecutive years without giving rise to an event of default.  Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures.

The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty.  During the 180-day period ending ten days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date.  If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit the repayment in full of the debentures.  If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds.  Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

The Company can redeem the debentures at its option, in whole or in part, at any time after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest.  The Company can redeem the debentures at its option, in whole only, prior to March 15, 2017 in the event of certain tax or rating agency events relating to the debentures, at a redemption price of 100% of the principal amount being redeemed plus a make-whole premium.

In connection with the offering of the debentures, the Company entered into a “replacement capital covenant” for the benefit of holders of one or more designated series of the Company’s indebtedness (which will initially be the 6.750% Senior Notes due 2036). Under the terms of the replacement capital covenant, if the Company redeems the debentures at any time prior to March 15, 2047 it can only do so with the proceeds of securities that are treated by the rating agencies as having similar equity content to the debentures.

On January 18, 2007, the Company redeemed $81 million of 8.47% subordinated debentures originally issued in 1997 and due January 10, 2027.  The debentures were redeemable by the Company on or after January 10, 2007.  In January 1997, USF&G Capital II, a business trust, issued $100 million of capital securities, the proceeds of which, along with $3 million in capital provided by the Company, were used to purchase the subordinated debentures issued by USF&G Corporation and subsequently assumed by the Company after the merger of SPC and TPC.  During the period prior to redemption, the Company had repurchased and retired $22 million of the debentures in open market transactions.  Upon the Company’s redemption of the remaining $81 million of subordinated debentures in January 2007, USF&G Capital II in turn used the proceeds to redeem its remaining capital securities outstanding.  USF&G Capital II was then liquidated, and the Company received a $3 million distribution of capital.  The Company recorded a $3 million pretax gain on the redemption of the subordinated debentures, due to the remaining unamortized fair value adjustment recorded at the merger date, less the redemption premium paid.

On March 15, 2007, the Company’s $500 million, 5.75% senior notes matured and were fully paid.

On March 13, 2007, the Company called for redemption all of its outstanding $893 million, 4.50% convertible junior subordinated notes due in 2032 (the “notes”). The notes were originally issued by Travelers Property Casualty Corp. The Company assumed certain obligations relating to the notes pursuant to a Second Supplemental Indenture dated April 1, 2004. Each note had a principal amount of $25.00. The redemption date was April 18, 2007, and the redemption price for each note was $25.5625 plus $0.009375 of accrued and unpaid interest.  Any note called for redemption could be surrendered for conversion into common stock before the close of business on April 17, 2007. Each note was convertible into 0.4684 shares

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

of common stock of The Travelers Companies, Inc.  As of April 17, 2007, holders of $36 million of the notes tendered their certificates in exchange for the issuance of 670,910 of the Company’s common shares.  The remaining $857 million of notes were redeemed for cash on April 18, 2007, along with accrued interest to the date of redemption.  The Company will record a $39 million pretax loss on redemption in the second quarter of 2007, comprising the redemption premium paid and the write-off of remaining unamortized issuance costs.

Dividends paid to shareholders totaled $175 million and $161 million in the first three months of 2007 and 2006, respectively. On May 2, 2007, the Company’s Board of Directors declared a quarterly dividend of $0.29 per share, a 12% increase over the prior quarterly dividend rate of $0.26 per share.  The dividend is payable June 29, 2007 to shareholders of record on June 8, 2007. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  In January 2007, the Board of Directors authorized an increase of $3 billion to this share repurchase program.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of  factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months ended March 31, 2007, the Company repurchased 13.9 million shares under the program for a total cost of approximately $725 million.  The average cost per share repurchased was $52.20.  At March 31, 2007, the Company had $3.15 billion of capacity remaining under the share repurchase program.

Upon completion of the merger of The St. Paul Companies, Inc. (SPC) and TPC on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $7 million and $9 million in the first three months of 2007 and 2006, respectively, reduced reported interest expense.

The following table summarizes the components of the Company’s capital structure at March 31, 2007 and December 31, 2006.

(in millions)	March 31, 2007	December 31, 2006
Debt:
Short-term	$984	$1,114
Long-term	5,108	4,588
Net unamortized fair value adjustments and debt issuance costs	31	58
Total debt	6,123	5,760
Preferred shareholders’ equity	124	129
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,816	24,554
Accumulated other changes in equity from nonowner sources	417	452
Total shareholders’ equity	25,357	25,135
Total capitalization	$31,480	$30,895

The $585 million increase in total capitalization over year-end 2006 reflected the Company’s strong net income in the first quarter of 2007 and the issuance of debt, partially offset by the impact of significant common share repurchases, dividends to shareholders and debt redemptions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of May 2, 2007.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA- (4th of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA- (4th of 24)
Northland Pool (c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA- (4th of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA- (4th of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	—
Travelers Europe	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	—
Discover Reinsurance Company	A- (4th of 16)	—	—	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—
St. Paul Travelers Insurance Company Limited	A (3rd of 16)	—	—	—

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

(c)           The Northland Pool consists of: Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, American Equity Insurance Company and American Equity Specialty Insurance Company.

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of May 2, 2006.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from January 1, 2007 through May 2, 2007:

•                   On January 18, 2007, A.M. Best placed the FSR of “A-” (Excellent) of Afianzadora Insurgentes, S.A. de C.V., the Company’s former Mexican subsidiary, under review with negative implications.  This rating action was a result of the Company having reached a definitive agreement to sell this surety company.  The sale was finalized in March 2007.

•                   On January 24, 2007, A.M. Best placed the FSR of “A” (Excellent) and the ICR of “a” of Mendota Insurance Company and its wholly-owned subsidiary, Mendakota Insurance Company, under review with negative implications.  These ratings actions were the result of the Company having reached a definitive agreement to sell these subsidiaries.  The sale was finalized in April 2007.

•                   On March 5, 2007, A.M. Best assigned a debt rating of “bbb” to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007.

•                   On March 5, 2007, Moody’s assigned a debt rating of “Baa1” to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007.

•                   On March 5, 2007, S&P assigned a debt rating of “BBB” to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007.

•                   On March 5, 2007, Fitch announced that it expected to assign a debt rating of “BBB+” to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007.  Subsequently, on April 11, 2007, Fitch assigned the “BBB+” debt rating to these junior subordinated debentures.

•                   On May 2, 2007, Moody’s affirmed all ratings for the Company and changed the outlook for all ratings to “positive” from “stable”.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment impairments and goodwill impairments.

Claims and Claim Adjustment Expense Reserves

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

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation, which totaled $4.30 billion at March 31, 2007. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2007			December 31, 2006
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$7,456	$12,478	$19,934	$7,555	$12,414	$19,969
Property	1,559	948	2,507	1,612	978	2,590
Commercial multi-peril	1,944	2,612	4,556	1,940	2,693	4,633
Commercial automobile	2,574	1,740	4,314	2,573	1,801	4,374
Workers’ compensation	9,177	6,351	15,528	9,142	6,337	15,479
Fidelity and surety	886	845	1,731	1,035	838	1,873
Personal automobile	1,497	1,043	2,540	1,505	1,092	2,597
Homeowners and personal—other	503	729	1,232	481	706	1,187
International and other	3,189	3,206	6,395	3,296	3,204	6,500
Property-casualty	28,785	29,952	58,737	29,139	30,063	59,202
Accident and health	74	10	84	76	10	86
Claims and claim adjustment expense reserves	$28,859	$29,962	$58,821	$29,215	$30,073	$59,288

The $467 million decline in gross claims and claim adjustment expense reserves since December 31, 2006 reflected payments related to operations in runoff (including asbestos and environmental payments) and prior year hurricane losses, and net favorable prior year reserve development.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril lines and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation,” “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

General Discussion

The process for estimating the liabilities for claims and claim expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (“components”) and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. The merger of TPC and SPC in 2004 resulted in the exposure of each other’s actuaries and claim departments to different products, data histories, analysis methodologies, claim settlement experts, and more robust data when viewed on a combined basis. This impacted the range of estimates produced by the Company’s actuaries, as they reacted to new data, approaches, and sources of expertise to draw upon. It also resulted in additional levels of uncertainty, as past trends (that were a function of past products, past claim handling procedures, past claim departments, and past legal and other experts) may not repeat themselves, as those items affecting the trends change or evolve due to the merger. This also increased the potential for material variation in estimates, as experts can have differing views as to the impact of these frequently evolutionary changes. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the new organization.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

The principal estimation and analysis methods utilized by the Company’s actuaries are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method.  The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible.  These are typically referred to as traditional actuarial methods.  (See Glossary in the Company’s 2006 Annual Report on Form 10-K/A for an explanation of these methods.)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Management’s Estimates

At least once per quarter, certain Company management meets with its actuaries to review the latest claims and claim adjustment expense reserve analyses. Based on these analyses, management determines whether its ultimate claim liability estimates should be changed. In doing so, it must evaluate whether the new data provided represents credible actionable information or an anomaly that will have no effect on estimated ultimate claim liability. For example, as described above, payments may have decreased in one geographic region due to fewer claim adjusters being available to process claims. The resulting claim payment patterns would be analyzed to determine whether or not the change in payment pattern represents a change in ultimate claim liability.

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	March 31, 2007	December 31, 2006
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$12,129	$12,837
Allowance for uncollectible reinsurance	(766)	(773)
Net reinsurance recoverables	11,363	12,064
Structured settlements	3,742	3,758
Mandatory pools and associations	2,160	1,998
Total reinsurance recoverables	$17,265	$17,820

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates.  From time to time, the Company considers the commutation of reinsurance contracts.  Changes in estimated reinsurance recoverables and commutation activity could result in additional income statement charges.

Investment Impairments

The Company recognizes an impairment loss when an invested asset’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and the change is deemed to be other-than-temporary, or if it is determined that the Company will not be able to recover all amounts due pursuant to the issuers’ contractual obligations prior to sale or maturity.  When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss.  The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value are recognized at disposition.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis, and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the Company does not have the intent to hold the security. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over the expected holding period.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Other Investments

Mortgage Loans

A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not material at March 31, 2007 and December 31, 2006.

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

The impairment test, in accordance with FAS 142, is a two-step process.  The first step is to identify any potential impairment using a multiple-of-earnings approach to estimate the fair value of the reporting units. The fair values of the reporting units are then compared to their carrying value, including goodwill.  If the carrying amounts of the reporting units exceed their fair value, a second step is performed to measure the amount of impairment, if any. The Company’s review resulted in no impairment of goodwill for the periods ended March 31, 2007 and December 31, 2006.

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at March 31, 2007 and December 31, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at March 31, 2007 and December 31, 2006, 2005 and 2004 would not be material.  Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC.

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

OUTLOOK

The Company expects property casualty market conditions to continue to be competitive throughout the remainder of 2007.  The Company has experienced increased competition for new business, and expects that trend to continue through 2007.  Relative to 2006, within the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes to be subject to modest declines.  Also relative to 2006, within the Personal Insurance segment, the Company expects renewal price changes in the automobile and homeowners markets to remain relatively stable.

The Company believes that the trend of increased severity and frequency of storms experienced in 2005 and 2004, although not evident in 2006, may continue in the foreseeable future. Given the trend of increased severity and frequency of storms, the Company continues to reassess its definition of and exposure to coastal risks, as well as the impact on its reinsurance program.  Accordingly, the Company is reviewing the pricing, exposures, return thresholds and terms and conditions it offers in coastal areas.  In part as a result of the severity and frequency of storms in 2005 and 2004, the Company’s cost of reinsurance has increased and the amount of reinsurance coverage purchased has been reduced.  The cost of reinsurance may continue to increase and availability may continue to decline.  To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations may be adversely impacted.  In particular, in the Personal Insurance segment (and, to a lesser extent, in the Business Insurance segment’s Select Accounts market), the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states.  Also, particularly in light of the frequency and severity of storms in recent years, rating agencies have increased their capital requirements for the Company.

As a result of the redemption of the Company’s $893 million, 4.50% junior subordinated convertible notes due in 2032 on April 18, 2007, the Company’s weighted average diluted shares outstanding will be reduced by approximately 16 million shares on that date.  The increase to diluted earnings per share is estimated to be $0.01 per share for the year ended December 31, 2007, and $0.07 per share for each year thereafter.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance and statements about the Company’s share repurchase plans are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, income from continuing operations, net and operating income, investment income, return on equity and combined ratio), financial condition (including, among others, invested assets and liquidity); and the sufficiency of asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; and strategic initiatives.  Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially reduce the Company’s profitability and adversely impact its ratings, its ability to raise capital and the availability and cost of reinsurance; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be significantly and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; reinsurance may be unavailable on acceptable terms and the Company may be unable to collect reinsurance; the insurance industry is the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or their impact on its business or financial results; the Company’s businesses are heavily regulated and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and financial strength ratings could significantly reduce its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the Company’s investment portfolio may suffer reduced returns or losses which could reduce its profitability; the intense competition that the Company faces could harm its ability to maintain or increase its profitability and premium volume; the inability of the Company’s insurance subsidiaries to pay dividends to the Company in sufficient amounts would harm its ability to meet its obligations and to pay future dividends; assessments and other surcharges for guaranty funds, second-injury funds, catastrophe funds and other mandatory pooling arrangements may reduce the Company’s profitability; loss or significant restriction of the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; disruptions to the Company’s relationships with its distributors, independent agents and brokers could adversely affect the Company and if the Company experiences difficulties with outsourcing relationships, technology and/or data security, its ability to conduct its business might be negatively impacted.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K/A filed with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2006.

Item 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to

ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award.   On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds.  On May 22, 2006, the United States Supreme Court denied TPC’s petition for a writ of certiorari seeking review of the Third Circuit’s decision.  As a result, the matter has been remanded to the district court and TPC has asked the district court to remand the arbitration to the panel that initially ruled in favor of TPC for further proceedings consistent with the Third Circuit’s decision.  ACandS has opposed that request.

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  By order dated September 25, 2006, the Court denied the Company’s motion to dismiss.  Discovery has commenced. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. That motion remains pending.  On March 15, 2007, the lead plaintiff in In re St. Paul Travelers Securities Litigation II moved for certification of a class of all purchasers of securities of the Company and St. Paul from January 27, 2000, through and including October 14, 2004.  That motion remains pending.  In the third action, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The settlement remains subject to court approval.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion.  On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company.  The Court approved the settlement on April 30, 2007.

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

The Company’s Gulf operation brought an action on May 22, 2003, as amended on May 12, 2004, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy.  The reinsurers asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. Separate actions filed by Transatlantic and Gerling were consolidated with the original Gulf action for pre-trial purposes.

On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed.  On May 26, 2004, the Court denied Gulf’s motion to dismiss certain claims asserted by Transatlantic and denied a joint motion by Transatlantic, XL and Odyssey for summary judgment against Gulf.  On December 15, 2006, Gulf and XL entered into a final settlement agreement which resolves all claims between Gulf and XL under the reinsurance agreements at issue in the litigation.  On April 13, 2007, Gulf and Transatlantic entered into a final settlement agreement which resolves all claims between Gulf and Transatlantic under the reinsurance agreements at issue in the litigation.

Fact and expert discovery are complete with respect to the remaining parties: Odyssey and Gerling.  Gulf and Gerling have filed motions for partial summary judgment.  The Court has not yet set a trial date.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the United States District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., C.A. No. 06-1672, 06-1673 and 06-1674, Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al. C.A. No. 05-6323; and Xavier University of Louisiana v. Travelers Property Ca. Co. of America, C.A. No. 06-516.  Chehardy and Vanderbrook are proposed class actions in which the Company is one of several insurer defendants.  Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds.  All of these actions allege that the losses were caused by the failure of the New Orleans levees.

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

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or both of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxvix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; (xxxiv) the United States Internal Revenue Service, Department of the Treasury; and (xxxv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

Four putative class action lawsuits are pending against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints are captioned: Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims.  On November 30, 2006, defendants renewed their motions to dismiss.  On April 5, 2007, the court dismissed the complaint.  The court has provided plaintiffs with another opportunity to replead within 45 days and has stayed all discovery.  Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought.  The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company is cooperating with the Division’s requests for information.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item 1A, of the Company’s 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2006 Annual Report on Form 10-K/A.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1, 2007	January 31, 2007	491,509	$51.39	—	$3,878,945,168
February 1, 2007	February 28, 2007	7,859,590	52.80	7,819,540	3,466,046,451
March 1, 2007	March 31, 2007	6,132,327	51.43	6,070,233	3,153,874,729
Total		14,483,426	$52.17	13,889,773	$3,153,874,729

The Company repurchased 593,653 shares that were not part of the publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s share repurchase program, which has no expiration date, was approved and announced by the Company’s Board of Directors on May 2, 2006.  The original authorized repurchase capacity was $2 billion; in January 2007, the Board of Directors authorized an additional $3 billion of repurchase capacity.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 1, 2007.  At the meeting:

(1)           thirteen persons were elected to serve as directors of the Company until the 2008 annual meeting of shareholders;

(2)          the selection of KPMG LLP to serve as the independent registered public accounting firm of the Company for 2007 was ratified; and

(3)          the Company’s articles of incorporation were amended to require a majority vote for the election of directors.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter are set forth below, as are the number of broker non-votes, where applicable.

(1)           Election of Directors:

	Votes For	Votes Withheld
Alan L. Beller	555,731,709	28,918,534
John H. Dasburg	550,236,794	34,413,449
Janet M. Dolan	555,734,827	28,915,416
Kenneth M. Duberstein	545,099,545	39,550,698
Jay S. Fishman	549,362,971	35,287,272
Lawrence G. Graev	530,812,778	53,837,465
Patricia L. Higgins	552,212,062	32,438,181
Thomas R. Hodgson	555,712,744	28,937,499
Cleve L. Killingsworth, Jr.	555,652,825	28,997,418
Robert I. Lipp	534,471,445	50,178,798
Blythe J. McGarvie	553,834,022	30,816,221
Glen D. Nelson, M.D.	531,519,697	53,130,546
Laurie J. Thomsen	555,739,302	28,910,941

(2)       Ratification of independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
570,831,385	9,365,351	4,453,505	—

(3)       Amendment of the Company’s articles of incorporation to require a majority vote for the election of directors:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
517,223,320	62,700,880	4,725,791	—

Item 5.    OTHER INFORMATION

Effective May 1, 2007, the date of the Company’s Annual Meeting of Shareholders, Leslie B. Disharoon retired from the Company’s Board of Directors.  Mr. Disharoon reached the Board’s mandatory retirement age and did not stand for re-election.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: May 2, 2007	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Date: May 2, 2007	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of February 26, 2007, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on February 27, 2007, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of February 26, 2007, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 27, 2007, and are incorporated herein by reference.

10.1	†	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Copies of any of the exhibits referred to above will be furnished to security holders who make written request therefor to The Travelers Companies, Inc., 385 Washington Street, Saint Paul, MN 55102, Attention: Corporate Secretary.

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