Form 10-Q
period 2007-06-30
TRAVELERS COMPANIES, INC.
filed 2007-07-26
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 19, 2007 was 656,515,649.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2007

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Premiums	$5,327	$5,181	$10,622	$10,172
Net investment income	990	874	1,950	1,749
Fee income	127	153	247	303
Net realized investment gains	128	10	142	4
Other revenues	1	37	39	77
Total revenues	6,573	6,255	13,000	12,305

Claims and expenses
Claims and claim adjustment expenses	3,096	3,153	6,285	6,195
Amortization of deferred acquisition costs	915	814	1,784	1,614
General and administrative expenses	836	866	1,669	1,660
Interest expense	85	78	161	154
Total claims and expenses	4,932	4,911	9,899	9,623

Income before income taxes	1,641	1,344	3,101	2,682
Income tax expense	387	374	761	706
Net income	$1,254	$970	$2,340	$1,976

Net income per share
Basic	$1.90	$1.40	$3.52	$2.85
Diluted	$1.86	$1.36	$3.41	$2.76

Weighted average number of common shares outstanding
Basic	658.6	691.8	664.2	692.0
Diluted	676.0	720.4	688.6	720.6

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $1,666 and $1,674 subject to securities lending) (amortized cost $63,912 and $62,244)	$63,321	$62,666
Equity securities, at fair value (cost $432 and $436)	464	473
Real estate	867	793
Short-term securities	4,480	4,938
Other investments	3,225	3,398
Total investments	72,357	72,268

Cash	562	459
Investment income accrued	862	827
Premiums receivable	6,489	6,181
Reinsurance recoverables	16,734	17,820
Ceded unearned premiums	1,341	1,243
Deferred acquisition costs	1,797	1,615
Deferred tax asset	1,700	1,536
Contractholder receivables	6,737	6,554
Goodwill	3,366	3,438
Other intangible assets	884	764
Other assets	2,532	2,587
Total assets	$115,361	$115,292

Liabilities
Claims and claim adjustment expense reserves	$58,504	$59,288
Unearned premium reserves	11,459	11,228
Contractholder payables	6,737	6,554
Payables for reinsurance premiums	784	685
Debt	6,733	5,760
Other liabilities	5,822	6,642
Total liabilities	90,039	90,157

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding at both dates)	119	129
Common stock (1,750.0 shares authorized; 657.0 and 678.3 shares issued and outstanding)	18,839	18,530
Retained earnings	9,228	7,253
Accumulated other changes in equity from nonowner sources	(220)	452
Treasury stock, at cost (51.8 and 25.2 shares)	(2,644)	(1,229)
Total shareholders’ equity	25,322	25,135
Total liabilities and shareholders’ equity	$115,361	$115,292

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2007	2006
Convertible preferred stock—savings plan
Balance, beginning of year	$129	$153
Redemptions during period	(10)	(13)
Total preferred shareholders’ equity	119	140

Common stock
Balance, beginning of year	18,530	18,096
Employee share-based compensation	178	75
Conversion of convertible notes	36	—
Compensation amortization under share-based plans and other	95	88
Balance, end of period	18,839	18,259

Retained earnings
Balance, beginning of year	7,253	3,750
Net income	2,340	1,976
Dividends	(368)	(343)
Minority interest and other	3	(1)
Balance, end of period	9,228	5,382

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	452	351
Change in net unrealized gain on investment securities	(716)	(804)
Net change in unrealized foreign currency translation and other changes	44	47
Balance, end of period	(220)	(406)

Treasury stock (at cost)
Balance, beginning of year	(1,229)	(47)
Reacquired under share repurchase program	(1,347)	(250)
Reacquired related to employee share-based compensation plans	(68)	(26)
Balance, end of period	(2,644)	(323)
Total common shareholders’ equity	25,203	22,912
Total shareholders’ equity	$25,322	$23,052

Common shares outstanding
Balance, beginning of year	678.3	693.4
Shares acquired – share repurchase program	(25.3)	(5.6)
Net shares issued under employee share-based compensation plans	3.3	3.6
Shares issued pursuant to conversion of convertible notes	0.7	—
Balance, end of period	657.0	691.4

Summary of changes in equity from nonowner sources
Net income	$2,340	$1,976
Other changes in equity from nonowner sources, net of tax	(672)	(757)
Total changes in equity from nonowner sources	$1,668	$1,219

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2007	2006
Cash flows from operating activities
Net income	$2,340	$1,976
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(142)	(4)
Depreciation and amortization	408	394
Deferred federal income tax expense	181	203
Amortization of deferred policy acquisition costs	1,784	1,614
Equity income from other investments	(372)	(274)
Premiums receivable	(351)	(248)
Reinsurance recoverables	1,079	1,006
Deferred acquisition costs	(1,991)	(1,710)
Claims and claim adjustment expense reserves	(605)	(1,646)
Unearned premium reserves	335	375
Trading account activities	(4)	6
Excess tax benefits from share-based payment arrangements	(20)	(6)
Other	(718)	(275)
Net cash provided by operating activities	1,924	1,411

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,564	2,650
Proceeds from sales of investments:
Fixed maturities	1,538	3,174
Equity securities	56	126
Other investments	931	512
Purchases of investments:
Fixed maturities	(6,013)	(8,049)
Equity securities	(55)	(64)
Real estate	(53)	(14)
Other investments	(371)	(363)
Net sales (purchases) of short-term securities	304	(93)
Securities transactions in course of settlement	54	509
Other	(210)	(122)
Net cash used in investing activities	(1,255)	(1,734)

Cash flows from financing activities
Payment of debt	(1,468)	(4)
Issuance of debt	2,461	786
Dividends to shareholders	(368)	(343)
Issuance of common stock – employee share options	160	58
Treasury shares acquired – share repurchase program	(1,335)	(230)
Treasury shares acquired – net employee share-based compensation	(38)	(17)
Excess tax benefits from share-based payment arrangements	20	6
Other	—	1
Net cash provided by (used in) financing activities	(568)	257

Effect of exchange rate changes on cash	2	3
Net increase (decrease) in cash	103	(63)
Cash at beginning of period	459	337
Cash at end of period	$562	$274

Supplemental disclosure of cash flow information
Income taxes paid	$786	$253
Interest paid	$161	$164

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.  This includes a reclassification of certain contractholder receivables and payables in the consolidated balance sheet, which had previously been reported on a net basis, to a gross basis, consistent with the Company’s accounting policy.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K/A.

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

Under FIN 48, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes.  The Company had approximately $35 million for the payment of interest accrued at January 1, 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

During the six months ended June 30, 2007, the Company effectively settled Internal Revenue Service (IRS) tax examinations for all years through December 31, 2004.  As a result, the Company recorded after-tax benefits of $58 million and $86 million in its consolidated statement of income for the three months and six months ended June 30, 2007, respectively.  In addition, $63 million of previously unrecognized tax benefits related to the IRS settlement were recognized through a reduction of goodwill during the second quarter of 2007.

The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). The FSP addresses whether it is appropriate for a company to recognize a previously unrecognized tax benefit when the only factor that has changed, since determining that a benefit should not be recognized, was the completion of an examination or audit by a taxing authority.  The FSP is effective January 1, 2007, the date of the Company’s initial adoption of FIN 48.  The adoption of FSP FIN 48-1 did not have a material effect on the Company’s results of operations, financial condition or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

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

Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies

In June 2007, AcSEC issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1).  SOP 07-1 provides guidance in determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies.  It also addresses whether the specialized industry accounting of the Investment Company Audit Guide should be retained by a parent company in consolidation or by an equity method investor.  The Company is a passive equity method investor (i.e. does not have significant influence) in certain entities which are expected to adopt SOP 07-1.  Upon the adoption of SOP 07-1, the Company’s investment in these entities will be carried at fair value, and the change in fair value will be recorded as net investment income in the consolidated statement of income.  The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007.  The Company is in the process of determining the effect that SOP 07-1 may have on its results of operations, financial condition and liquidity.

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

In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $6 million and $25 million of net written premiums in the second quarter and first six months of 2007, respectively, and $15 million and $38 million of net written premiums in the second quarter and first six months of 2006, respectively.  Written premiums recorded in the second quarter of 2007 subsequent to the completion of the sale reflected the impact of the one-month reporting lag for this operation.  The impact of this transaction was not material to the Company’s results of operations or financial condition.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc.  These subsidiaries primarily offered nonstandard automobile coverage and accounted for $0 and $49 million of net written premiums in the second quarter and first six months of 2007, respectively, and $46 million and $98 million of net written premiums in the second quarter and first six months of 2006, respectively.  The sale was not material to the Company’s results of operations or financial condition.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                 SEGMENT INFORMATION

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
202007 Revenues
Premiums	$2,802	$844	$1,681	$5,327
Net investment income	717	125	148	990
Fee income	127	—	—	127
Other revenues	10	6	21	37
Total operating revenues (1)	$3,656	$975	$1,850	$6,481
Operating income (1)	$805	$152	$276	$1,233

2006 Revenues
Premiums	$2,715	$839	$1,627	$5,181
Net investment income	635	102	137	874
Fee income	153	—	—	153
Other revenues	9	6	22	37
Total operating revenues (1)	$3,512	$947	$1,786	$6,245
Operating income (1)	$655	$149	$203	$1,007

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2007 Revenues
Premiums	$5,565	$1,688	$3,369	$10,622
Net investment income	1,411	246	293	1,950
Fee income	247	—	—	247
Other revenues	14	11	45	70
Total operating revenues (1)	$7,237	$1,945	$3,707	$12,889
Operating income (1)	$1,483	$308	$542	$2,333

2006 Revenues
Premiums	$5,358	$1,627	$3,187	$10,172
Net investment income	1,271	205	271	1,747
Fee income	303	—	—	303
Other revenues	16	11	46	73
Total operating revenues (1)	$6,948	$1,843	$3,504	$12,295
Operating income (1)	$1,306	$290	$443	$2,039

(1)                   Operating revenues exclude net realized investment gains (losses). Operating income equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Revenue reconciliation
Earned premiums:
Business Insurance:
Commercial multi-peril	$770	$762	$1,530	$1,504
Workers’ compensation	549	515	1,082	1,017
Commercial automobile	509	500	1,016	978
Property	499	477	980	928
General liability	472	447	927	915
Other	3	14	30	16
Total Business Insurance	2,802	2,715	5,565	5,358

Financial, Professional & International Insurance:
General liability	242	251	484	498
Fidelity and surety	268	277	538	537
International	300	283	600	534
Other	34	28	66	58
Total Financial, Professional & International Insurance	844	839	1,688	1,627

Personal Insurance:
Automobile	912	910	1,851	1,782
Homeowners and other	769	717	1,518	1,405
Total Personal Insurance	1,681	1,627	3,369	3,187
Total earned premiums	5,327	5,181	10,622	10,172
Net investment income	990	874	1,950	1,747
Fee income	127	153	247	303
Other revenues	37	37	70	73
Total operating revenues for reportable segments	6,481	6,245	12,889	12,295
Interest Expense and Other	(36)	—	(31)	6
Net realized investment gains	128	10	142	4
Total consolidated revenues	$6,573	$6,255	$13,000	$12,305

Income reconciliation, net of tax
Total operating income for reportable segments	$1,233	$1,007	$2,333	$2,039
Interest Expense and Other	(66)	(48)	(88)	(69)
Total operating income	1,167	959	$2,245	$1,970
Net realized investment gains	87	11	95	6
Total consolidated net income	$1,254	$970	$2,340	$1,976

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2007	December 31, 2006
Asset reconciliation:
Business Insurance	$87,594	$88,171
Financial, Professional & International Insurance	13,710	13,265
Personal Insurance	13,355	13,294
Total assets for reportable segments	114,659	114,730
Other assets (1)	702	562
Total consolidated assets	$115,361	$115,292

(1)                   The primary components of other assets in 2007 were intangible assets and accrued over-funded benefit plan assets.  The primary components of other assets in 2006 were accrued over-funded benefit plan assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2007, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$ 7,329	$ 30	$ 200	$ 7,159
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,280	7	40	2,247
Obligations of states, municipalities and political subdivisions	37,844	275	410	37,709
Debt securities issued by foreign governments	1,471	2	19	1,454
All other corporate bonds	14,892	114	359	14,647
Redeemable preferred stock	96	13	4	105
Total	$ 63,912	$ 441	$ 1,032	$ 63,321

	Amortized	Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$ 7,665	$ 52	$ 128	$ 7,589
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	2,736	13	31	2,718
Obligations of states, municipalities and political subdivisions	35,326	661	80	35,907
Debt securities issued by foreign governments	1,550	12	10	1,552
All other corporate bonds	14,866	165	247	14,784
Redeemable preferred stock	101	16	1	116
Total	$62,244	$919	$497	$62,666

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2007, in millions)	Cost	Gains	Losses	Value
Common stock	$ 111	$ 29	$ —	$ 140
Non-redeemable preferred stock	321	11	8	324
Total	$ 432	$ 40	$ 8	$ 464

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Common stock	$ 88	$ 27	$ —	$ 115
Non-redeemable preferred stock	348	15	5	358
Total	$ 436	$ 42	$ 5	$ 473

Other Investments

Venture Capital

The cost and fair value of investments in venture capital were as follows:

		Gross Unrealized		Fair
(at June 30, 2007, in millions)	Cost	Gains	Losses	Value
Venture capital	$ 68	$ 16	$ —	$ 84

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Venture capital	$ 392	$ 109	$ 1	$ 500

In May 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio for total net proceeds of $397 million, which are included on the consolidated statement of cash flow in “proceeds from sales of other investments.”  The sale resulted in the realization of $81 million pretax ($52 million after-tax) of previously unrealized net investment gains that had been recorded as a component of accumulated other changes in equity from nonowner sources.

Variable Interest Entities (VIEs)

The following entities are consolidated:

•                  Municipal Trusts—The Company owns interests in various municipal trusts that were formed to allow the Company to generate investment income in a manner consistent with its investment objectives and tax position.  As of June 30, 2007 and December 31, 2006, there were 33 and 35 such trusts, respectively, which held a combined total of $376 million and $391 million, respectively, in municipal securities, of which $65 million and $76 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at June 30, 2007 and December 31, 2006 was $311 million and $315 million, respectively.

The Company has significant interests in the following VIEs, which are not consolidated because the Company is not considered to be the primary beneficiary:

•                  The Company has a significant variable interest in two real estate entities.  These investments have total assets of approximately $293 million and $305 million as of June 30, 2007 and December 31, 2006, respectively. The carrying value of the Company’s share of these investments was approximately $28 million at June 30, 2007 and $33 million at December 31, 2006. The Company has an unfunded commitment of $12 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount. The purpose of the Company’s involvement in these entities is to generate investment returns.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

•                  The Company has a significant variable interest in Camperdown UK Limited, which the Company sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $188 million. The fair value of this obligation as of June 30, 2007 and December 31, 2006 was $67 million and $65 million, respectively.  See “Guarantees” section of note 11.

The Company has other significant interests in variable interest entities that are not material.

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at June 30, 2007 and December 31, 2006, the aggregate fair value and gross unrealized losses by length of time those investments have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$ 1,948	$ 35	$ 3,883	$ 165	$ 5,831	$ 200
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	527	2	1,029	38	1,556	40
Obligations of states, municipalities and political subdivisions	19,328	304	3,851	106	23,179	410
Debt securities issued by foreign governments	758	8	739	11	1,497	19
All other corporate bonds	4,702	86	6,935	273	11,637	359
Redeemable preferred stock	23	1	4	3	27	4
Total fixed maturities	27,286	436	16,441	596	43,727	1,032
Equity securities
Common stock	—	—	—	—	—	—
Non-redeemable preferred stock	99	4	63	4	162	8
Total equity securities	99	4	63	4	162	8
Venture capital	—	—	—	—	—	—
Total	$ 27,385	$ 440	$ 16,504	$ 600	$ 43,889	$ 1,040

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$1,245	$11	$4,125	$117	$5,370	$128
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,014	2	964	29	1,978	31
Obligations of states, municipalities and political subdivisions	4,468	16	4,077	64	8,545	80
Debt securities issued by foreign governments	861	6	406	4	1,267	10
All other corporate bonds	3,690	36	6,325	211	10,015	247
Redeemable preferred stock	1	—	5	1	6	1
Total fixed maturities	11,279	71	15,902	426	27,181	497
Equity securities
Common stock	3	—	1	—	4	—
Non-redeemable preferred stock	50	1	53	4	103	5
Total equity securities	53	1	54	4	107	5
Venture capital	—	—	14	1	14	1
Total	$11,332	$72	$15,970	$431	$27,302	$503

Impairment charges included in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fixed maturities	$7	$—	$8	$—
Equity securities	2	—	3	1
Venture capital	—	3	7	8
Other investments (excluding venture capital)	—	—	—	4
Total	$9	$3	$18	$13

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2007 and December 31, 2006:

(in millions)	June 30, 2007	December 31, 2006
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	555	551
Personal Insurance	613	613
Other	30	106
Total	$3,366	$3,438

During the six months ended June 30, 2007, the Company effectively settled IRS tax examinations for all years through December 31, 2004.  Previously unrecognized tax benefits of $63 million related to the IRS settlement were recognized through a reduction of goodwill during the second quarter of 2007.

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class as of June 30, 2007 and December 31, 2006:

(At June 30, 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$599	$437
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(41)	232
Total intangible assets subject to amortization	1,227	558	669
Intangible assets not subject to amortization (2)	215	—	215
Total other intangible assets	$1,442	$558	$884

(At December 31 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$537	$499
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(54)	245
Total intangible assets subject to amortization	1,227	483	744
Intangible assets not subject to amortization	20	—	20
Total other intangible assets	$1,247	$483	$764

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Customer-related	$29	$33	$62	$69
Marketing-related	—	—	—	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	7	3	13	6
Total amortization expense	$36	$36	$75	$78

Intangible asset amortization expense is estimated to be $71 million for the remainder of 2007, $126 million in 2008, $100 million in 2009, $86 million in 2010, $69 million in 2011 and $52 million in 2012.

5.                           DEBT

Redemption of Subordinated Debentures. On January 18, 2007, the Company redeemed $81 million of 8.47% subordinated debentures originally issued in 1997 and due January 10, 2027.  The debentures were redeemable by the Company on or after January 10, 2007.  In January 1997, USF&G Capital II, a business trust, issued $100 million of capital securities, the proceeds of which, along with $3 million in capital provided by the Company, were used to purchase the subordinated debentures issued by USF&G Corporation and subsequently assumed by the Company after the merger of The St. Paul Companies, Inc. (SPC) and Travelers Property Casualty Corp. (TPC).  During the period prior to redemption, the Company had repurchased and retired $22 million of the debentures in open market transactions.  Upon the Company’s redemption of the remaining $81 million of subordinated debentures in January 2007, USF&G Capital II in turn used the proceeds to redeem its remaining capital securities outstanding.  USF&G Capital II was then liquidated, and the Company received a $3 million distribution of capital.  The Company recorded a $3 million pretax gain on the redemption of the subordinated debentures, representing the remaining unamortized fair value adjustment recorded at the merger date, less the redemption premium paid.

Issuance of Junior Subordinated Debentures.  On March 12, 2007, the Company issued $1 billion aggregate principal amount of 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 for net proceeds of $986 million (after original issue discount and the deduction of underwriting expenses and commissions and other expenses).  The debentures were issued at a discount, resulting in an effective interest rate of 6.447%.  The debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017, payable semi-annually in arrears on March 15 and September 15.  From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year.  The Company has the right, on one or more occasions, to defer the payment of interest on the debentures.  The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period.  The Company may defer interest for up to ten consecutive years without giving rise to an event of default.  Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures.

The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty.  During the 180-day period ending not more than fifteen and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date.  If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       DEBT, Continued

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

The Company can redeem the debentures at its option, in whole or in part, at any time on or after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest.  The Company can redeem the debentures at its option, in whole only, prior to March 15, 2017 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.

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

Maturity of Senior Notes. On March 15, 2007, the Company’s $500 million, 5.75% senior notes matured and were fully paid.

Redemption of Convertible Notes. On April 18, 2007, the Company completed the redemption of its outstanding $893 million, 4.50% convertible junior subordinated notes due in 2032 (the notes). The notes were originally issued by Travelers Property Casualty Corp., and the Company assumed certain obligations relating to the notes pursuant to a Second Supplemental Indenture dated April 1, 2004. Each note had a principal amount of $25.00. The redemption price for each note was $25.5625 plus $0.009375 of accrued and unpaid interest.  Any note called for redemption could be surrendered for conversion into common stock before the close of business on April 17, 2007. Each note was convertible into 0.4684 shares of common stock of The Travelers Companies, Inc.  Holders of $36 million of the notes tendered their certificates in exchange for the issuance of 670,910 of the Company’s common shares.  The remaining $857 million of notes were redeemed for cash, along with accrued interest to the date of redemption.  The Company recorded a $39 million pretax loss ($25 million after-tax) in other revenues in the second quarter of 2007 related to the redemption, consisting of the redemption premium paid and the write-off of remaining unamortized issuance costs.

Senior Debt Issuance. On May 29, 2007, the Company issued $250 million aggregate principal amount of 5.375% senior notes due June 15, 2012 (the 2012 senior notes), $450 million aggregate principal amount of 5.750% senior notes due December 15, 2017 (the 2017 senior notes), and $800 million aggregate principal amount of 6.250% senior notes due June 15, 2037 (the 2037 senior notes).  The total net proceeds of these three senior note issuances, after original issuance discounts and the deduction of underwriting expenses and commissions and other expenses, were approximately $1.47 billion.  Interest on each of the senior note issuances is payable semi-annually on June 15 and December 15, commencing December 15, 2007.  Each series of senior notes is redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 12.5 basis points for the 2012 senior notes, 15 basis points for the 2017 senior notes and 20 basis points for the 2037 senior notes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.             SHARE REPURCHASE PROGRAM

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  In January 2007, the Board of Directors authorized an additional $3 billion to this program, increasing the share repurchase program to a total of up to $5 billion.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  The following table summarizes repurchase activity under this program during 2007.

	Total number of		Remaining capacity
	shares	Average price paid	under share repurchase
Quarterly Period Ending	purchased	per share	program
March 31, 2007	13,889,773	$52.20	$3,153,874,729
June 30, 2007	11,390,800	$54.56	$2,532,374,769
Total	25,280,573	$53.27	$2,532,374,769

Since the inception of the program in May 2006 through June 30, 2007, the Company has repurchased a cumulative total of 48.1 million shares for a total cost of $2.47 billion, or $51.34 per share.

7.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, after tax)	2007	2006	2007	2006

Net income	$1,254	$970	$2,340	$1,976
Change in net unrealized gain on investment securities	(703)	(416)	(716)	(804)
Other changes	66	35	44	47
Total changes in equity from nonowner sources	$617	$589	$1,668	$1,219

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30		Six Months Ended June 30,
(in millions, except per share amounts)	2007	2006	2007	2006

Basic
Net income, as reported	$1,254	$970	$2,340	$1,976
Preferred stock dividends, net of taxes	(1)	(1)	(2)	(2)
Net income available to common shareholders – basic	$1,253	$969	$2,338	$1,974

Diluted
Net income available to common shareholders	$1,253	$969	$2,338	$1,974
Effect of dilutive securities:
Convertible preferred stock	1	1	2	2
Zero coupon convertible notes	1	1	2	2
Convertible junior subordinated notes (1)	1	7	8	13
Net income available to common shareholders – diluted	$1,256	$978	$2,350	$1,991

Common shares
Basic
Weighted average shares outstanding	658.6	691.8	664.2	692.0

Diluted
Weighted average shares outstanding	658.6	691.8	664.2	692.0
Weighted average effects of dilutive securities:
Stock options and other incentive plans	8.9	6.0	9.1	6.0
Convertible preferred stock	3.0	3.5	3.0	3.5
Zero coupon convertible notes	2.4	2.4	2.4	2.4
Convertible junior subordinated notes (1)	3.1	16.7	9.9	16.7
Total	676.0	720.4	688.6	720.6

Net Income per Common Share
Basic	$1.90	$1.40	$3.52	$2.85
Diluted	$1.86	$1.36	$3.41	$2.76

(1)       Redeemed in April 2007. See note 5.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                           SHARE-BASED INCENTIVE COMPENSATION

The following presents stock option information for fully vested stock option awards at June 30, 2007:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	29,656,447	$43.88	4.2 years	$285
Exercisable at end of period	28,137,068	$43.82	3.6 years	$272

(1) Represents awards for which the employees’ rights to receive or retain the awards are not contingent on satisfaction of a service condition and, therefore, the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $30 million and $65 million for the three months and six months ended June 30, 2007, respectively.  The related tax benefit recognized in earnings for those respective periods was $11 million and $22 million, respectively.  For the three months and six months ended June 30, 2006, total compensation cost recognized in earnings for all share-based incentive compensation awards was $33 million and $81 million, respectively.  The related tax benefit recognized in earnings for those respective periods was $11 million and $28 million, respectively.  Prior to the adoption of FAS 123R, Share-Based Compensation, compensation costs related to awards granted to retirement-eligible employees and employees that became retirement-eligible before the awards vesting date were recognized over the vesting period.  The costs associated with these awards were not material in the periods presented.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2007 was $170 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2006 was $125 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2007	2006	2007	2006

Net Periodic Benefit Cost:
Service cost	$17	$16	$1	$—
Interest on benefit obligation	28	27	4	4
Expected return on plan assets	(37)	(37)	(1)	—
Amortization of unrecognized:
Prior service benefit	(2)	(1)	—	—
Net actuarial loss (gain)	1	2	(1)	—
Net benefit expense	$7	$7	$3	$4

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2007	2006	2007	2006

Net Periodic Benefit Cost:
Service cost	$34	$32	$1	$1
Interest on benefit obligation	56	54	8	8
Expected return on plan assets	(75)	(74)	(1)	—
Amortization of unrecognized:
Prior service benefit	(3)	(3)	—	—
Net actuarial loss (gain)	2	5	(1)	—
Net benefit expense	$14	$14	$7	$9

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.  The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation”, “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings (including a bankruptcy proceeding) relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.  On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS, including the three proceedings described below.  Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization.  In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case.  The settlement is subject to a number of contingencies, including final court approval of both the settlement and a plan of reorganization for ACandS, and the issuance of the injunctions described above.  A hearing on the motion to approve the settlement is scheduled for August 28, 2007.  The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware).  In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion.  ACandS asserted that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling described below, TPC was liable for 45% of the $2.80 billion.  On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization.  The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code.  ACandS filed a notice of appeal of the bankruptcy court’s decision and filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court.  TPC moved to dismiss the appeal and objections and also filed an opposition to ACandS’ objections.

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award.   On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds.  On May 22, 2006, the United States Supreme Court denied TPC’s petition for a writ of certiorari seeking review of the Third Circuit’s decision.  As a result, the matter was remanded to the district court and TPC asked the district court to remand the arbitration to the panel that initially ruled in favor of TPC for further proceedings consistent with the Third Circuit’s decision.  ACandS opposed that request.

In the third proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The district court found the dispute was moot as a result of the arbitration panel’s decision and dismissed the case.  As a result of the January 19, 2006 ruling by the Third Circuit and the Supreme Court’s denial of certiorari, described in the paragraph above, this case was reinstated.

The settlement agreement described above provides that, upon approval of the settlement by the bankruptcy court, ACandS and the Company shall seek to stay the claims against each other in the proceedings described above.  Once all of the contingencies of the settlement are satisfied, these proceedings will be dismissed with prejudice.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the Statutory and Hawaii Actions).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the Common Law Claims). Lawsuits seeking similar relief in Ohio have been dismissed.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

All of the actions against TPC described in the preceding paragraph, other than the Hawaii Actions, had been subject to a temporary restraining order entered by the federal bankruptcy court in New York that had previously presided over and approved the reorganization in bankruptcy of TPC’s former policyholder, Johns-Manville Corporation and affiliated entities.  In August 2002, the bankruptcy court held a hearing on TPC’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders.  At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order.  During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases.  The order also enjoined these attorneys and their respective law firms from commencing any further lawsuits against TPC based upon these allegations without the prior approval of the court.  Notwithstanding the injunction, additional Common Law Claims were filed and served on TPC.

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended and consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  By order dated September 25, 2006, the Court denied the Company’s motion to dismiss.  Discovery has commenced. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. On June 1, 2007, the Court granted that motion and permitted the lead plaintiff to replead.  On June 8, 2007, the lead plaintiff filed a second amended and consolidated complaint alleging the same claims as in the first amended and consolidated complaint but extending the putative class period.  On July 11, 2007, the Company and other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the second amended and consolidated complaint.  That motion remains pending.  The lead plaintiff in In re St. Paul Travelers Securities Litigation II has moved for certification of a class of all purchasers of securities of the Company and St. Paul from January 27, 2000, through and including November 16, 2004.  That motion remains pending.  In the third action, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The Court approved the settlement on April 30, 2007.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion.  On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company.  The settlement remains subject to final court approval.

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

Fact and expert discovery are complete with respect to the remaining parties: Odyssey and Gerling.  Gulf and Gerling have filed motions for partial summary judgment.  The Court heard oral argument on the summary judgment motions on July 17, 2007 and reserved decision.  The Court has not yet set a trial date.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the United States District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., C.A. No. 06-1672, 06-1673 and 06-1674, Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al., C.A. No. 05-6323; and Xavier University of Louisiana v. Travelers Property Ca. Co. of America, C.A. No. 06-516.  Chehardy and Vanderbrook are proposed class actions in which the Company is one of several insurer defendants.  Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds.  All of these actions allege that the losses were caused by the failure of the New Orleans levees.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

On November 27, 2006, the Court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases.  The Court’s ruling does not determine that any additional amounts are owed under any of the Company’s policies or otherwise reach the merits of the policyholders’ claims.  The Company disagrees with the ruling and, along with certain other insurers named in the consolidated lawsuits, has filed an immediate appeal to the United States Court of Appeals for the Fifth Circuit.  The appeal is fully briefed, and the Court of Appeals heard oral argument on June 6, 2007.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or both of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; (xxxiv) the United States Internal Revenue Service, Department of the Treasury; and (xxxv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Four putative class action lawsuits are pending against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints are captioned: Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims.  On November 30, 2006, defendants renewed their motions to dismiss.  On April 5, 2007, the court dismissed the complaint and permitted plaintiffs to replead.  On May 22, 2007, plaintiffs filed an amended complaint.  On June 21, 2007, defendants renewed their motion to dismiss.  The court has stayed all discovery.  Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought.  The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

The Company previously reported that it sought guidance from the Division of Corporation Finance of the Securities and Exchange Commission with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company is cooperating with the Division’s requests for information.

Other Commitments and Guarantees

Commitments

Investment Commitments— The Company has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These commitments were $1.35 billion and $1.31 billion at June 30, 2007 and December 31, 2006, respectively. The Company also has long-term commitments to fund venture capital investments.  The Company’s total future estimated obligations related to its venture capital investments were $49 million and $87 million at June 30, 2007 and December 31, 2006, respectively.  The decline in obligations related to venture capital investments was due to the Company’s sale of a significant portion of that portfolio, as described in note 3.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Guarantees

The Company has certain contingent obligations for guarantees related to letters of credit, issuance of debt securities, third party loans related to certain investments and various indemnifications related to the sale of business entities.

During the first quarter of 2006, the Company entered into construction loan and performance guarantees relating to an investment in a real estate development joint venture.  The maximum obligation for the guarantees was $55 million.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of June 30, 2007, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.86 billion.  Certain of these contingent obligations are subject to deductibles, which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at June 30, 2007 was $188 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The fair value of this obligation as of June 30, 2007 was $67 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.6 billion as of June 30, 2007.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,564	$1,763	$—	$—	$5,327
Net investment income	668	304	18	—	990
Fee income	129	(2)	—	—	127
Net realized investment gains	27	88	13	—	128
Other revenues	(22)	23	3	(3)	1
Total revenues	4,366	2,176	34	(3)	6,573
Claims and expenses
Claims and claim adjustment expenses	2,007	1,089	—	—	3,096
Amortization of deferred acquisition costs	601	314	—	—	915
General and administrative expenses	555	255	29	(3)	836
Interest expense	24	—	61	—	85
Total claims and expenses	3,187	1,658	90	(3)	4,932
Income (loss) before income taxes	1,179	518	(56)	—	1,641
Income tax expense (benefit)	330	95	(38)	—	387
Equity in earnings of subsidiaries, net of tax	—	—	1,272	(1,272)	—
Net income	$849	$423	$1,254	$(1,272)	$1,254

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES , Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,082	$3,540	$—	$—	$10,622
Net investment income	1,300	616	34	—	1,950
Fee income	245	2	—	—	247
Net realized investment gains	37	88	17	—	142
Other revenues	1	36	8	(6)	39
Total revenues	8,665	4,282	59	(6)	13,000
Claims and expenses
Claims and claim adjustment expenses	4,119	2,166	—	—	6,285
Amortization of deferred acquisition costs	1,163	621	—	—	1,784
General and administrative expenses	1,099	531	45	(6)	1,669
Interest expense	57	—	104	—	161
Total claims and expenses	6,438	3,318	149	(6)	9,899
Income (loss) before income taxes	2,227	964	(90)	—	3,101
Income tax expense (benefit)	587	196	(22)	—	761
Equity in earnings of subsidiaries, net of tax	—	—	2,408	(2,408)	—
Net income	$1,640	$768	$2,340	$(2,408)	$2,340

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,458	$1,723	$—	$—	$5,181
Net investment income	581	268	25	—	874
Fee income	152	1	—	—	153
Net realized investment gains (losses)	(7)	24	(7)	—	10
Other revenues	33	3	3	(2)	37
Total revenues	4,217	2,019	21	(2)	6,255
Claims and expenses
Claims and claim adjustment expenses	2,127	1,026	—	—	3,153
Amortization of deferred acquisition costs	533	281	—	—	814
General and administrative expenses	573	288	7	(2)	866
Interest expense	35	—	43	—	78
Total claims and expenses	3,268	1,595	50	(2)	4,911
Income (loss) before income taxes	949	424	(29)	—	1,344
Income tax expense (benefit)	271	113	(10)	—	374
Equity in earnings of subsidiaries, net of tax	—	—	989	(989)	—
Net income	$678	$311	$970	$(989)	$970

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2006

		Other
(in millions)	TPC	Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$6,797	$3,375	$—	$—	$10,172
Net investment income	1,195	511	43	—	1,749
Fee income	301	2	—	—	303
Net realized investment gains (losses)	(3)	35	(28)	—	4
Other revenues	62	14	6	(5)	77
Total revenues	8,352	3,937	21	(5)	12,305
Claims and expenses
Claims and claim adjustment expenses	4,162	2,033	—	—	6,195
Amortization of deferred acquisition costs	1,062	552	—	—	1,614
General and administrative expenses	1,101	551	13	(5)	1,660
Interest expense	70	—	84	—	154
Total claims and expenses	6,395	3,136	97	(5)	9,623
Income (loss) before income taxes	1,957	801	(76)	—	2,682
Income tax expense (benefit)	514	222	(30)	—	706
Equity in earnings of subsidiaries, net of tax	—	—	2,022	(2,022)	—
Net income	$1,443	$579	$1,976	$(2,022)	$1,976

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,666 subject to securities lending) (amortized cost $63,912)	$39,959	$22,959	$403	$—	$63,321
Equity securities, at fair value (cost $432)	315	77	72	—	464
Real estate	10	857	—	—	867
Short-term securities	1,913	750	1,817	—	4,480
Other investments	2,173	919	133	—	3,225
Total investments	44,370	25,562	2,425	—	72,357
Cash	198	353	11	—	562
Investment income accrued	513	345	10	(6)	862
Premiums receivable	4,089	2,400	—	—	6,489
Reinsurance recoverables	10,200	6,534	—	—	16,734
Ceded unearned premiums	798	543	—	—	1,341
Deferred acquisition costs	1,508	289	—	—	1,797
Deferred tax asset	1,172	507	21	—	1,700
Contractholder receivables	4,780	1,957	—	—	6,737
Goodwill	2,412	954	—	—	3,366
Other intangible assets	446	438	—	—	884
Investment in subsidiaries	—	—	28,052	(28,052)	—
Other assets	1,823	594	291	(176)	2,532
Total assets	$72,309	$40,476	$30,810	$(28,234)	$115,361
Liabilities
Claims and claim adjustment expense reserves	$36,166	$22,338	$—	$—	$58,504
Unearned premium reserves	7,564	3,895	—	—	11,459
Contractholder payables	4,780	1,957	—	—	6,737
Payables for reinsurance premiums	317	467	—	—	784
Debt	1,598	161	5,150	(176)	6,733
Other liabilities	3,908	1,582	338	(6)	5,822
Total liabilities	54,333	30,400	5,488	(182)	90,039
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	119	—	119
Common stock (1,750.0 shares authorized; 657.0 shares issued and outstanding)	—	745	18,839	(745)	18,839
Additional paid-in capital	10,394	7,668	—	(18,062)	—
Retained earnings	7,617	1,817	9,228	(9,434)	9,228
Accumulated other changes in equity from nonowner sources	(35)	(154)	(220)	189	(220)
Treasury stock, at cost (51.8 shares)	—	—	(2,644)	—	(2,644)
Total shareholders’ equity	17,976	10,076	25,322	(28,052)	25,322
Total liabilities and shareholders’ equity	$72,309	$40,476	$30,810	$(28,234)	$115,361

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,674 subject to securities lending) (amortized cost $62,244)	$39,736	$22,511	$419	$—	$62,666
Equity securities, at fair value (cost $436)	326	80	67	—	473
Real estate	8	785	—	—	793
Short-term securities	2,623	1,338	977	—	4,938
Other investments	2,019	1,270	109	—	3,398
Total investments	44,712	25,984	1,572	—	72,268

Cash	325	130	4	—	459
Investment income accrued	501	322	7	(3)	827
Premiums receivable	3,916	2,265	—	—	6,181
Reinsurance recoverables	12,963	4,857	—	—	17,820
Ceded unearned premiums	1,013	230	—	—	1,243
Deferred acquisition costs	1,323	292	—	—	1,615
Deferred tax asset	1,037	484	15	—	1,536
Contractholder receivables	4,541	2,013	—	—	6,554
Goodwill	2,412	1,026	—	—	3,438
Other intangible assets	273	491	—	—	764
Investment in subsidiaries	—	—	26,946	(26,946)	—
Other assets	1,921	589	279	(202)	2,587
Total assets	$74,937	$38,683	$28,823	$(27,151)	$115,292

Liabilities
Claims and claim adjustment expense reserves	$38,752	$20,536	$—	$—	$59,288
Unearned premium reserves	7,655	3,573	—	—	11,228
Contractholder payables	4,541	2,013	—	—	6,554
Payables for reinsurance premiums	284	401	—	—	685
Debt	2,469	155	3,338	(202)	5,760
Other liabilities	4,449	1,846	350	(3)	6,642
Total liabilities	58,150	28,524	3,688	(205)	90,157

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	129	—	129
Common stock (1,750.0 shares authorized; 678.3 shares issued and outstanding)	—	745	18,530	(745)	18,530
Additional paid-in capital	9,910	7,711	—	(17,621)	—
Retained earnings	6,472	1,618	7,253	(8,090)	7,253
Accumulated other changes in equity from nonowner sources	405	85	452	(490)	452
Treasury stock, at cost (25.2 shares)	—	—	(1,229)	—	(1,229)
Total shareholders’ equity	16,787	10,159	25,135	(26,946)	25,135
Total liabilities and shareholders’ equity	$74,937	$38,683	$28,823	$(27,151)	$115,292

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,640	$768	$2,340	$(2,408)	$2,340
Net adjustments to reconcile net income to net cash provided by operating activities	(363)	(96)	(2,365)	2,408	(416)
Net cash provided by (used in) operating activities	1,277	672	(25)	—	1,924

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,449	1,105	10	—	2,564
Proceeds from sales of investments:
Fixed maturities	936	600	2	—	1,538
Equity securities	49	7	—	—	56
Other investments	435	496	—	—	931
Purchases of investments:
Fixed maturities	(3,538)	(2,475)	—	—	(6,013)
Equity securities	(44)	(11)	—	—	(55)
Real estate	—	(53)	—	—	(53)
Other investments	(281)	(90)	—	—	(371)
Net sales (purchases) of short-term securities	711	432	(839)	—	304
Securities transactions in course of settlement	13	44	(3)	—	54
Other	(265)	55	—	—	(210)
Net cash provided by (used in) investing activities	(535)	110	(830)	—	(1,255)

Cash flows from financing activities
Payment of debt	(857)	—	(611)	—	(1,468)
Issuance of debt	—	—	2,461	—	2,461
Dividends to shareholders	—	—	(368)	—	(368)
Issuance of common stock – employee share options	—	—	160	—	160
Treasury shares acquired – share repurchase program	—	—	(1,335)	—	(1,335)
Treasury shares acquired – net employee share-based compensation	—	—	(38)	—	(38)
Excess tax benefits from share-based payment arrangements	—	—	20	—	20
Dividends received by (paid to) parent company	(492)	(578)	1,070	—	—
Capital contributions and loans between subsidiaries	480	17	(497)	—	—
Net cash provided by (used in) financing activities	(869)	(561)	862	—	(568)

Effect of exchange rate changes on cash	—	2	—	—	2
Net increase (decrease) in cash	(127)	223	7	—	103
Cash at beginning of period	325	130	4	—	459
Cash at end of period	$198	$353	$11	$—	$562

Supplemental disclosure of cash flow information
Income taxes paid (received)	$582	$242	$(38)	$—	$786
Interest paid	$64	$—	$97	$—	$161

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,443	$579	$1,976	$(2,022)	$1,976
Net adjustments to reconcile net income to net cash provided by operating activities	(553)	(119)	(1,915)	2,022	(565)
Net cash provided by operating activities	890	460	61	—	1,411

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,678	968	4	—	2,650
Proceeds from sales of investments:
Fixed maturities	1,625	1,528	21	—	3,174
Equity securities	83	43	—	—	126
Other investments	335	177	—	—	512
Purchases of investments:
Fixed maturities	(4,817)	(3,214)	(18)	—	(8,049)
Equity securities	(3)	(61)	—	—	(64)
Real estate	—	(14)	—	—	(14)
Other investments	(281)	(82)	—	—	(363)
Net sales (purchases) of short-term securities	310	654	(1,057)	—	(93)
Securities transactions in course of settlement	606	(97)	—	—	509
Other	(120)	(2)	—	—	(122)
Net cash used in investing activities	(584)	(100)	(1,050)	—	(1,734)

Cash flows from financing activities
Payment of debt	—	—	(4)	—	(4)
Issuance of debt	—	—	786	—	786
Dividends to shareholders	—	—	(343)	—	(343)
Issuance of common stock – employee share options	—	—	58	—	58
Treasury shares acquired – share repurchase program	—	—	(230)	—	(230)
Treasury shares acquired – net employee share-based compensation	—	—	(17)	—	(17)
Excess tax benefits from share-based payment arrangements	4	2	—	—	6
Dividends received by (paid to) parent company	(255)	(500)	755	—	—
Capital contributions and loans between subsidiaries	—	16	(16)	—	—
Other	(2)	—	3	—	1
Net cash provided by (used in) financing activities	(253)	(482)	992	—	257

Effect of exchange rate changes on cash	—	3	—	—	3
Net increase (decrease) in cash	53	(119)	3	—	(63)
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$189	$81	$4	$—	$274

Supplemental disclosure of cash flow information
Income taxes paid (received)	$361	$(106)	$(2)	$—	$253
Interest paid	$69	$—	$95	$—	$164

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2007 Second Quarter Consolidated Results of Operations

•                   Net income of $1.25 billion, or $1.90 per share basic and $1.86 per share diluted

•                   Net favorable prior year reserve development of $125 million pretax ($83 million after-tax)

•                   Catastrophe losses of $40 million pretax ($26 million after-tax)

•                   Net written premiums of $5.71 billion

•                   GAAP combined ratio of 87.8%

•                   Pretax net investment income of $990 million ($758 million after-tax)

•                   Pretax net realized investment gains of $128 million ($87 million after-tax)

2007 Second Quarter Consolidated Financial Condition

•                   Total assets of $115.36 billion, up $69 million from December 31, 2006

•                   Total investments of $72.36 billion, up $89 million from December 31, 2006; fixed maturities and short-term securities comprise 94% of total investments

•                   Repurchased 11.4 million common shares during the second quarter for a total cost of approximately $622 million under share repurchase program; remaining capacity under authorized share repurchase program of $2.53 billion at June 30, 2007

•                   Shareholders’ equity of $25.32 billion, up $187 million from December 31, 2006; book value per common share of $38.36

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share data)	2007	2006	2007	2006

Revenues
Premiums	$5,327	$5,181	$10,622	$10,172
Net investment income	990	874	1,950	1,749
Fee income	127	153	247	303
Net realized investment gains	128	10	142	4
Other revenues	1	37	39	77
Total revenues	6,573	6,255	13,000	12,305

Claims and expenses
Claims and claim adjustment expenses	3,096	3,153	6,285	6,195
Amortization of deferred acquisition costs	915	814	1,784	1,614
General and administrative expenses	836	866	1,669	1,660
Interest expense	85	78	161	154
Total claims and expenses	4,932	4,911	9,899	9,623

Income before income taxes	1,641	1,344	3,101	2,682
Income tax expense	387	374	761	706
Net income	$1,254	$970	$2,340	$1,976

Net income per share
Basic	$1.90	$1.40	$3.52	$2.85
Diluted	$1.86	$1.36	$3.41	$2.76

GAAP combined ratio
Loss and loss adjustment expense ratio	57.1%	59.5%	58.1%	59.2%
Underwriting expense ratio	30.7	30.3	30.4	30.2
GAAP combined ratio	87.8%	89.8%	88.5%	89.4%

The Company’s discussions related to all items, other than net income and segment operating income, are presented on a pretax basis, unless otherwise noted.

Overview

Net income in the second quarter of 2007 totaled $1.25 billion, or $1.86 per share diluted, 29% higher than net income of $970 million, or $1.36 per share diluted, in the same period of 2006.  Through the first six months of 2007, net income of $2.34 billion, or $3.41 per share diluted, was 18% higher than comparable 2006 net income of $1.98 billion, or $2.76 per share diluted.  The increases in 2007 reflected strong growth in net investment income, continued favorable loss trends, higher levels of net realized investment gains and net favorable prior year reserve development, and increased business volume, partially offset by an increase in expenses.  Net favorable prior year reserve development totaled $125 million and $187 million in the second quarter and first six months of 2007, compared with net favorable prior year reserve development of $101 million and $150 million in the respective periods of 2006, primarily driven in all periods by better than expected loss experience in the Business Insurance and Personal Insurance segments.  Net favorable prior year reserve development in the Business Insurance segment in both periods of 2007 was partially offset by an increase to environmental reserves and in 2006 by an increase to runoff assumed reinsurance reserves.  Reported expenses in the second quarter and first six months of 2007 included net benefits of $59 million and $131 million, respectively, due to the implementation of a new fixed, value-based compensation program for the majority of the Company’s agents, which resulted in a reduction in commission expense in these periods, compared to what would have otherwise been reported, due to a change in the timing of expense recognition compared with the same periods of 2006.  The

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Company estimates that the full-year benefit from the change in timing of expense recognition in 2007 will be approximately $150 million.  Catastrophe losses in the second quarter of 2007 totaled $40 million, compared with $67 million in the same 2006 period.  Through the first six months of 2007 and 2006, catastrophe losses totaled $85 million and $67 million, respectively.  Net income in the second quarter and first six months of 2007 included after-tax benefits of $58 million and $86 million, respectively, due to the favorable resolution of various prior year federal tax matters, compared to after-tax benefits of $23 million and $72 million from the favorable resolution of various prior year federal and state tax matters in the same periods of 2006.  Net income for the second quarter and first six months of 2007 also included net realized investment gains of $128 million and $142 million, respectively, primarily driven by an $81 million realized gain on the bundled sale of a substantial portion of the Company’s venture capital investment portfolio in the second quarter.  Net income for the respective periods of 2006 included $10 million and $4 million of net realized investment gains.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2007 totaled $5.33 billion, an increase of $146 million, or 3%, over the same period of 2006.  Earned premiums in the first six months of 2007 totaled $10.62 billion, an increase of $450 million, or 4%, over the same period of 2006.  In the Business Insurance segment, earned premium growth in the second quarter and first six months of 2007 of 3% and 4% over the respective 2006 totals primarily reflected the impact of the growth in business volume over the preceding twelve months.  In the Financial, Professional and International Insurance segment, earned premium growth of 1% and 4% in the second quarter and first six months of 2007, respectively, over the same 2006 periods was driven by growth in business volume and the favorable impact of foreign currency rates of exchange.  This growth was partially offset by the impact of the sale of the Company’s Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. (Afianzadora Insurgentes), in late March 2007 and the timing of certain reinsurance transactions.  Year-to-date earned premium growth in the Financial, Professional & International Insurance segment also benefited from adjustments to prior year premium estimates for the Company’s operations at Lloyd’s in the first quarter of the year.  In the Personal Insurance segment, earned premium growth of 3% and 6% in the second quarter and first six months of 2007 over the respective 2006 totals reflected continued strong business retention rates and renewal price changes, and growth from new business volumes over the preceding twelve months, partially offset by the impact of the sale of Mendota Insurance Company and its subsidiaries (collectively, Mendota) in early April 2007.  Mendota primarily offered nonstandard automobile coverage.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2007	2006	2007	2006

Average investments (a)	$73,063	$70,491	$72,926	$70,108
Pretax net investment income	990	874	1,950	1,749
After-tax net investment income	758	673	1,495	1,343
Average pretax yield (b)	5.4%	5.0%	5.3%	5.0%
Average after-tax yield (b)	4.2%	3.8%	4.1%	3.8%

(a)                   Excluding net unrealized investment gains and losses, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excluding net realized and unrealized investment gains and losses.

Net investment income of $990 million in the second quarter of 2007 increased $116 million, or 13%, over the same period of 2006.  Through the first six months of 2007, net investment income of $1.95 billion was $201 million, or 11%, higher than in the same period of 2006.  The increases in 2007 were the result of higher yields on short-term securities and taxable fixed maturity securities, and continued growth in the Company’s fixed maturity portfolio resulting from strong cash flows from operating activities.  The Company’s non-fixed maturity investment portfolio also produced strong levels of net investment income in the second quarter and first six months of 2007.  The amortized cost of the fixed maturity portfolio at June 30, 2007 totaled $63.91 billion, $2.82 billion higher than at the same date in 2006.  The average pretax investment yield was

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

5.3% for the six months ended June 30, 2007, compared with 5.0% in the same period of 2006.  The increase in 2007 yields primarily reflected higher yields on taxable investments purchased in the preceding twelve months and the strong returns generated by non-fixed maturity investments.

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

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The decline in fee income in the second quarter and first six months of 2007 compared with the same periods of 2006 is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

Net realized investment gains in the second quarter of 2007 totaled $128 million, compared with $10 million in the same period of 2006.  The 2007 total included $81 million of net realized investment gains from the bundled sale of a substantial portion of the Company’s venture capital investment holdings.  Through the first six months of 2007, net realized investment gains totaled $142 million, compared with net realized investment gains of $4 million in the same 2006 period.  The year-to-date 2007 total included gains from the venture capital transaction described previously.  The second quarter and first six months of 2007 included $9 million and $18 million, respectively, of impairment losses.  The respective periods of 2006 included $3 million and $13 million of impairment losses.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Business Insurance	$3,321	$3,314	$6,708	$6,568
Financial, Professional & International Insurance	1,063	1,043	2,038	1,978
Personal Insurance	1,878	1,840	3,587	3,461
Total	$6,262	$6,197	$12,333	$12,007

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Business Insurance	$2,935	$2,872	$5,815	$5,559
Financial, Professional & International Insurance	984	1,002	1,584	1,517
Personal Insurance	1,795	1,781	3,459	3,353
Total	$5,714	$5,655	$10,858	$10,429

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross and net written premiums in the second quarter of 2007 both increased 1% over the same period of 2006.  Through the first six months of 2007, gross and net written premiums increased 3% and 4%, respectively, over the same 2006 period.  In late March 2007, the Company completed the sale of Afianzadora Insurgentes, and in early April 2007, the Company completed the sale of Mendota.  These operations generated combined net written premiums of $6 million (due to a one-month reporting lag at Afianzadora Insurgentes) and $74 million in the second quarter and first six months of 2007, respectively, compared with net written premiums of $61 million and $136 million in the respective periods of 2006.  Adjusting for the impact of that premium volume in both years, the Company’s consolidated net written premiums in the second quarter and first six months of 2007 increased 2% and 5%, respectively, over the same periods of 2006.  The Company’s reported net written premium volume in the second quarter of 2007 for the Personal Insurance segment and, to a lesser extent, the Business Insurance segment, was negatively impacted by the timing of the purchase of certain catastrophe reinsurance coverage for the Northeast United States under the Company’s catastrophe bond program.  See the “Capital Resources” section herein for a discussion of that coverage.

In Business Insurance, net written premium growth in the second quarter and first six months of 2007 of  2% and 5%, respectively, over the same 2006 periods was concentrated in the Commercial Accounts, Select Accounts and Industry-Focused Underwriting markets, primarily driven by strong business retention rates and higher new business volume.  In Financial, Professional & International Insurance, net written premiums in the second quarter of 2007 declined 2% from the same period of 2006 due to the timing of certain reinsurance transactions and the impact of the sale of Afianzadora Insurgentes.  Through the first six months of 2007, net written premium growth of 4% in this segment over the same 2006 period reflected strong business volume in construction surety, Canada and the United Kingdom, adjustments to prior year premium estimates for the Company’s operations at Lloyd’s in the first quarter and the favorable impact of foreign currency rates of exchange.  Net written premium growth of 1% and 3% in the Personal Insurance segment in the second quarter and first six months of 2007, respectively, over the same 2006 periods reflected renewal price increases and strong business retention rates, partially offset by the impact of the sale of Mendota, a decline in new business volume and the timing of reinsurance purchased.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses totaled $3.10 billion in the second quarter of 2007, $57 million, or 2%, lower than the second quarter 2006 total of $3.15 billion.  The 2007 second quarter total included $125 million of net favorable prior year reserve development and $40 million of catastrophe losses, whereas the 2006 second quarter total included $101 million of net favorable prior year reserve development and $67 million of catastrophe losses.  Through the first six months of 2007, claims and claim adjustment expenses totaled $6.29 billion, $90 million, or 1%, higher than the six-month 2006 total of $6.20 billion.  The 2007 six-month total included $187 million of net favorable prior year reserve development and $85 million of catastrophe losses, whereas the comparable 2006 total included $150 million of net favorable prior year reserve development and $67 million of catastrophe losses.  Net favorable prior year reserve development in 2007 and 2006 was concentrated in several product lines in the Business Insurance segment, and in the Personal Insurance segment.  Net favorable prior year reserve development in the Business Insurance segment was partially offset in 2007 by an increase to environmental reserves, discussed in more detail in the “Environmental Claims and Litigation” section herein. Net favorable prior year development in the Business Insurance segment in 2006 was partially offset by net unfavorable prior year reserve development in runoff assumed reinsurance business.  Catastrophe losses in 2007 primarily resulted from a wind and rain storm in the eastern United States and several storms in the Southeastern United States, whereas catastrophes in 2006 resulted from three wind, hail and rainstorm events in several regions of the United States.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $915 million in the second quarter of 2007, $101 million, or 12%, higher than the comparable total of $814 million in the same 2006 period.  Through the first six months of 2007, these expenses totaled $1.78 billion, $170 million, or 11%, higher than the six-month 2006 total of $1.61 billion.  The increases in both periods primarily reflected the growth in business volume, and also included $41 million and $56 million increases in the second quarter and first six months of 2007, respectively, from the implementation of a new agent compensation program described in more detail below.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

General and Administrative Expenses

General and administrative expenses totaled $836 million in the second quarter of 2007, a decrease of $30 million, or 3%, from the comparable 2006 total of $866 million.  The decline primarily reflected the impact of the Company’s implementation of a new compensation program for the majority of its agents (described below) and a decline in legal expenses, which were largely offset by expenses related to increased business volume, continued expenditures to support business growth and product development and increased costs associated with the Company’s national advertising campaign that was launched in the second quarter of 2006.  General and administrative expenses in the second quarter of 2006 included a provision for legal expenses related to investigations of various business practices by certain governmental agencies.  Through the first six months of 2007, general and administrative expenses totaled $1.67 billion, slightly higher than the six-month 2006 total of $1.66 billion, primarily reflecting the factors described above.  Those increases were substantially offset by the implementation of the new agent compensation program and the decline in legal expenses.

In the first quarter of 2007, the Company discontinued the use of contingent commissions and implemented a new fixed compensation program for all of its personal lines business.  The Company also offered the majority of its agents conducting commercial business the option to switch to this new program.  The Company anticipates that its total payout rate for all agent compensation in 2007 will be substantially the same as in 2006; however, the change to the new program created a difference in the timing of commission expense recognition.  The cost of the new program is required to be deferred and amortized over the related policy period (generally six to twelve months), whereas the cost of the contingent commission program was not subject to deferred acquisition cost accounting treatment and, therefore, was expensed as incurred.  That timing difference will result in a benefit to income during the 2007 transition year.  The impact of this change in the second quarter and first six months of 2007 was to lower reported expenses by $100 million and $187 million, respectively, in the “General and Administrative Expenses” income statement line, and increase reported expenses by $41 million and $56 million, respectively, in the “Amortization of Deferred Acquisition Costs” income statement line, compared to what would have been reported under the prior contingent commission program.

Interest Expense

Interest expense of $85 million in the second quarter of 2007 was $7 million higher than the comparable 2006 total of $78 million, primarily reflecting the impact of the Company’s issuance of debt, described in more detail in the “Liquidity and Capital Resources” section herein.  Interest expense through the first six months of 2007 totaled $161 million, compared with $154 million in the same period of 2006.

GAAP Combined Ratios

The consolidated loss and loss adjustment expense ratio of 57.1% in the second quarter of 2007 was 2.4 points lower than the comparable 2006 second quarter loss and loss adjustment expense ratio of 59.5%.  The 2007 and 2006 second quarter loss and loss adjustment expense ratios included benefits of 2.4 points and 2.0 points, respectively, from net favorable prior year reserve development.  Catastrophe losses accounted for 0.8 points and 1.3 points of the 2007 and 2006 second quarter loss and loss adjustment expense ratios, respectively.  Through the first six months of 2007, the loss ratio of 58.1% was 1.1 points improved over the 2006 six-month loss ratio of 59.2%.  The 2007 and 2006 year-to-date loss ratios included benefits of 1.8 points and 1.5 points, respectively, from net favorable prior year reserve development.  Catastrophe losses accounted for 0.8 points and 0.7 points, respectively, of the year-to-date 2007 and 2006 loss ratios.  The 2007 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development improved over the comparable 2006 ratios on the same basis, reflecting continuing improvement in frequency and severity trends in several lines of business.  The underwriting expense ratios of 30.7% and 30.4% for the second quarter and first six months of 2007, respectively, were 0.4 points and 0.2 points higher, respectively, than the comparable 2006 underwriting expense ratios.  The implementation of the new fixed agent compensation program described above provided benefits of 1.1 points and 1.2 points, respectively, to the expense ratios in the second quarter and first six months of 2007, which were offset by the increases in expenses discussed above.

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

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Revenues:
Earned premiums	$2,802	$2,715	$5,565	$5,358
Net investment income	717	635	1,411	1,271
Fee income	127	153	247	303
Other revenues	10	9	14	16
Total revenues	$3,656	$3,512	$7,237	$6,948

Total claims and expenses	$2,602	$2,605	$5,255	$5,162

Operating income	$805	$655	$1,483	$1,306

Loss and loss adjustment expense ratio	57.6%	60.0%	59.3%	60.4%
Underwriting expense ratio	30.5	30.1	30.4	30.0
GAAP combined ratio	88.1%	90.1%	89.7%	90.4%

Overview

Operating income of $805 million in the second quarter of 2007 was $150 million, or 23%, higher than operating income of $655 million in the same period of 2006.  Through the first six months of 2007, operating income of $1.48 billion was $177 million, or 14%, higher than operating income of $1.31 billion in the same period of 2006.  The increases in 2007 primarily reflected the continuation of favorable loss trends, an increase in net investment income, the resolution of certain tax matters and an increase in net favorable prior year reserve development.  Results in the second quarter and first six months of 2007 also benefited from the change to the new fixed agent compensation program that is described in more detail in the “Consolidated Overview” section herein.  There were no catastrophe losses incurred in this segment in the first six months of 2007 or 2006.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Earned Premiums

Earned premiums in the second quarter and first six months of 2007 increased 3% and 4%, respectively, over the same periods of 2006, reflecting the growth in written premium volume over the prior twelve months in the majority of the markets comprising this segment, driven by strong business retention rates coupled with increases in new business volume.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $26 million and $56 million declines in fee income in the second quarter and first six months of 2007, respectively, compared with the same 2006 periods primarily resulted from lower serviced premium volume due to the depopulation of workers’ compensation residual market pools, and the impact of lower loss costs on fee income due to workers’ compensation reforms, primarily in California.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2007 totaled $1.66 billion, a decrease of $31 million, or 2%, compared with the same 2006 period.  Through the first six months of 2007, claim and claim adjustment expenses of $3.41 billion were level with the comparable 2006 total.  There were no catastrophe losses incurred in the first six months of 2007 or 2006.  Increases due to growth in business volume were offset by continued favorable loss trends, as well as net favorable prior year reserve development in the second quarter and first six months of 2007, which totaled $60 million and $87 million, respectively, compared to $34 million and $53 million for the same 2006 periods.  The net favorable prior year reserve development in both years was primarily due to better than expected frequency and severity loss trends for recent accident years in the commercial multi-peril, general liability and commercial auto product lines.  The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improving legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The commercial automobile product line experienced better than expected loss development which was attributable to the favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.  In both periods of 2006 and in the first six months of 2007, the property product line also experienced net favorable prior year reserve development.  The favorable development in 2006 primarily reflected less “demand surge” inflation than originally estimated for 2005 accident year non-catastrophe losses.  “Demand surge” refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services.  These benefits from favorable prior year reserve development were partially offset in 2007 by an increase to environmental reserves, discussed in more detail in the “Environmental Claims and Litigation” section herein, and in 2006 by net unfavorable prior year reserve development in runoff assumed reinsurance business.

The amortization of deferred acquisition costs totaled $435 million in the second quarter of 2007, 16% higher than the comparable 2006 total of $374 million.  Through the first six months of 2007, the amortization of deferred acquisition costs totaled $838 million, 12% higher than the comparable 2006 total of $750 million.  The increases reflected the growth in business volume, as well as $21 million and $29 million increases in the second quarter and first six months of 2007, respectively, from the implementation of the new fixed agent compensation program described in more detail in the “Consolidated Overview” section herein.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

General and administrative expenses in the second quarter of 2007 totaled $503 million, 6% lower than the comparable total of $533 million in the same period of 2006.  Through the first six months of 2007, general and administrative expenses of $1.01 billion were level with the comparable 2006 total.  The implementation of the new agent compensation program in the first quarter of 2007 resulted in reductions of $49 million and $95 million in the second quarter and first six months of 2007, respectively, in reported general and administrative expenses compared to what would have been reported under the prior contingent commission program during those periods.  The second quarter and first six months of 2006 included a provision for legal expenses related to investigations of various business practices by certain governmental agencies.  These factors contributing to a decline in general and administrative expenses when compared with 2006 were partially offset in the second quarter of 2007 and substantially offset in the first six months of 2007 by the impact of expenses related to growth in business volume, continuing expenditures to support business growth and product development, and the segment’s share of increased costs associated with the Company’s national advertising campaign that was launched in the second quarter of 2006.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 57.6% in the second quarter of 2007 was 2.4 points lower than the comparable 2006 ratio of 60.0%.  In the second quarter of 2007 and 2006, respectively, net favorable prior year reserve development provided 2.1 point and 1.2 point benefits to the loss and loss adjustment expense ratio.  Through the first six months of 2007, the loss and loss adjustment expense ratio of 59.3% was 1.1 points lower than the comparable 2006 ratio of 60.4%. Net favorable prior year reserve development provided 1.6 point and 1.0 point benefits to the loss and loss adjustment expense ratio for the first six months of 2007 and 2006, respectively. There were no catastrophe losses incurred in the first six months of 2007 or 2006.  Adjusting for the impact of net favorable prior year reserve development in all periods, the loss and loss adjustment expense ratios for the second quarter and first six months of 2007 were 1.5 points and 0.5 points better, respectively, than the comparable 2006 ratios, reflecting continued favorable loss trends.

The underwriting expense ratios of 30.5% and 30.4% for the second quarter and first six months of 2007 were each 0.4 points higher than the respective 2006 ratios, primarily reflecting the increases in expenses described above.  The implementation of the new fixed agent compensation program provided 1.0 point and 1.2 point benefits to the underwriting expense ratio in the second quarter and first six months of 2007, respectively.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Select Accounts	$746	$713	$1,463	$1,408
Commercial Accounts	612	581	1,325	1,226
National Accounts	478	549	991	1,123
Industry-Focused Underwriting	585	564	1,218	1,137
Target Risk Underwriting	619	606	1,145	1,124
Specialized Distribution	276	281	531	527
Total Business Insurance Core	3,316	3,294	6,673	6,545
Business Insurance Other	5	20	35	23
Total Business Insurance	$3,321	$3,314	$6,708	$6,568

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Select Accounts	$731	$705	$1,432	$1,384
Commercial Accounts	581	548	1,222	1,123
National Accounts	286	298	541	566
Industry-Focused Underwriting	580	560	1,162	1,081
Target Risk Underwriting	475	463	892	861
Specialized Distribution	276	280	528	525
Total Business Insurance Core	2,929	2,854	5,777	5,540
Business Insurance Other	6	18	38	19
Total Business Insurance	$2,935	$2,872	$5,815	$5,559

In Business Insurance Core, gross written premiums in the second quarter of 2007 increased by 1% over the same period of 2006, whereas net written premiums in the second quarter of 2007 increased 3% over the second quarter of 2006.  Through the first six months of 2007, gross and net written premiums increased 2% and 4%, respectively, over the comparable 2006 totals.  All markets in Business Insurance Core operations, except National Accounts and Specialized Distribution, recorded net written premium growth in the second quarter of 2007, driven by higher new business volume throughout the majority of markets and continued strong business retention rates.  The decline in National Accounts’ net written premiums reflected competitive market conditions that resulted in lower business volume.  The Business Insurance segment’s allocated share of costs related to certain catastrophe reinsurance purchased for the Northeastern United States under the Company’s catastrophe bond program (described in more detail in the “Capital Resources” section herein) did not have a material impact on reported net written premiums for the second quarter or first six months of 2007.

Select Accounts. Net written premium growth of 4% and 3% in the second quarter and first six months of 2007, respectively, over the same periods of 2006 was primarily due to growth in new business volume, coupled with continued strong business retention rates and renewal price changes that were positive but moderately lower than recent quarters.  New business volume increased in the second quarter and first six months of 2007 over the same periods of 2006, due in part to the recent introduction of the Company’s enhanced quote-to-issue agency platform and multivariate pricing program in ten states.  That platform is expected to be introduced in the remainder of the United States over the next nine months.  Enhanced marketing efforts and additional products sold to existing customers also contributed to new business growth in 2007.  Business retention rates remained strong in the second quarter and first six months of 2007 but declined slightly from the respective 2006 periods.  Renewal price changes in this market were lower during the second quarter and first six months of 2007 than in the respective periods of 2006, as price increases for coastal coverages were partially offset by declines in renewal price changes for non-coastal coverages, which continue to be impacted by competitive market conditions.

Commercial Accounts.  Net written premium growth of 6% and 9% in the second quarter and first six months of 2007, respectively, over the same periods of 2006, was primarily driven by an increase in new business volume, coupled with continued strong business retention rates.  The growth in new business volume reflected the impact of recent product introductions, additional products sold to existing customers and increased marketing efforts.  Renewal price changes in this market were lower during 2007 than in 2006, primarily reflecting competitive market conditions.

National Accounts. Net written premiums for the second quarter and first six months of 2007 declined 4% from the same periods of 2006, reflecting competitive market conditions that resulted in lower business volume.

Industry-Focused Underwriting.  Net written premiums in the second quarter and first six months of 2007 increased 4% and 7%, respectively, over the respective periods of 2006.  The second quarter increase was driven by the Oil & Gas business unit, due to continued strong renewal price changes and business retention rates; the Construction business unit, where favorable economic conditions contributed to new business volume; and the Agribusiness unit, driven by strong increases in new business volume and business retention rates.  Through the first six months of 2007, all five business units comprising this category recorded premium growth over the same 2006 period, primarily resulting from the factors described for the three business units above, as well as strong new business volume in the Technology and Public Sector business units in the first half of 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Target Risk Underwriting.  Net written premium growth of 3% and 4% in the second quarter and first six months of 2007, respectively, over the same periods of 2006, was driven in both periods by increases in the Inland Marine and National Property business units.  Strong growth in new business volume accounted for the increase in Inland Marine net written premium volume, whereas National Property’s premium volume growth was driven by continued strong business retention rates and positive renewal price changes.  Growth in these two business units was partially offset by a decline in Excess Casualty, where increasingly competitive market conditions led to a reduction in new business volume and a decline in renewal price changes.

Specialized Distribution. Net written premiums in the second quarter and first six months of 2007 were virtually level with the same periods of 2006.  Premium growth in the Northland business unit, reflecting strong business retention rates and new business volume, was largely offset in the second quarter and first six months of 2007 by premium declines in the National Programs business unit, resulting from reductions in new business volume and business retention rates that reflected competitive market conditions.

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

In late March 2007, the Company completed the sale of Afianzadora Insurgentes, which accounted for $6 million and $25 million of net written premiums in the second quarter and first six months of 2007, respectively, and $15 million and $38 million of net written premiums in the second quarter and first six months of 2006, respectively.  Written premiums recorded in the second quarter of 2007, subsequent to the completion of the sale, reflected the impact of the one-month reporting lag for this operation.  The impact of this transaction was not material to the Company’s results of operations or financial condition.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Revenues:
Earned premiums	$844	$839	$1,688	$1,627
Net investment income	125	102	246	205
Other revenues	6	6	11	11
Total revenues	$975	$947	$1,945	$1,843

Total claims and expenses	$770	$746	$1,529	$1,443

Operating income	$152	$149	$308	$290

Loss and loss adjustment expense ratio	54.7%	52.6%	53.8%	52.8%
Underwriting expense ratio	36.3	35.8	36.4	35.4
GAAP combined ratio	91.0%	88.4%	90.2%	88.2%

Overview

Operating income of $152 million in the second quarter of 2007 was $3 million, or 2%, higher than operating income of $149 million in the same period of 2006, as increases in net investment income and net favorable prior year reserve development were substantially offset by non-catastrophe losses in the United Kingdom related to flooding.  Through the first six months of 2007, operating income of $308 million was 6% higher than operating income of $290 million in the same 2006 period, driven primarily by increases in net investment income and net favorable prior year reserve development, partially offset by the second quarter United Kingdom flood losses and an increase in general and administrative expenses.  No catastrophe losses were incurred in the first six months of 2007 or 2006 in this segment.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Earned Premiums

Earned premiums in the second quarter of 2007 were slightly higher than in the same period of 2006.  Through the first six months of 2007, earned premiums increased 4% over the same 2006 period.  Adjusting for the sale of Afianzadora Insurgentes in both years, earned premiums in the second quarter and first six months of 2007 grew 2% and 4%, respectively, over the same periods of 2006.  Earned premium growth over the respective periods of 2006 was concentrated in the International and Lloyd’s group, driven by growth in business volume and the favorable impact of foreign currency rates of exchange.  Year-to-date earned premium growth in 2007 in this group also benefited from adjustments to prior year premium estimates for the Company’s operations at Lloyd’s in the first quarter of the year.  In addition, in the Bond & Financial Products group, construction surety business volume in the second quarter and first six months of 2007 increased over the same periods of 2006.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Claims and Expenses

Claims and claim adjustment expenses totaled $464 million and $915 million, respectively, in the second quarter and first six months of 2007, representing increases of 4% and 6% over the respective 2006 periods, primarily reflecting increased business volume and $30 million of non-catastrophe losses incurred in the United Kingdom related to flooding, partially offset by the impact of the sale of Afianzadora Insurgentes.  Net favorable prior year reserve development in the second quarter and first six months of 2007 totaled $15 million for each period, compared to $9 million in each of the same 2006 periods.  There were no catastrophe losses incurred in the first six months of 2007 or 2006.

General and administrative expenses totaled $146 million and $291 million, respectively, in the second quarter and first six months of 2007, representing increases of 2% and 9% over the same periods of 2006.  These increases primarily reflected the segment’s continued expenditures to support business growth and the impact of foreign currency exchange rates.  The Company’s implementation of a new fixed agent compensation program in the first quarter of 2007 did not have a material impact on this segment.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 54.7% and 53.8% in the second quarter and first six months of 2007, respectively, were 2.1 points and 1.0 points higher than in the same 2006 periods, primarily reflecting the non-catastrophe losses related to flooding in the United Kingdom.  The second quarter and first six months of 2007 ratios included 1.7 point and 0.9 point benefits, respectively, from net favorable prior year reserve development, compared with 1.1 point and 0.6 point benefits in the same periods of 2006.  There were no catastrophe losses incurred in the first six months of 2007 or 2006. The underwriting expense ratios of 36.3% and 36.4% in the second quarter and first six months of 2007, respectively, were 0.5 points and 1.0 points higher than the comparable 2006 expense ratios, driven by the increase in expenses described above.

Written Premiums

Financial, Professional & International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Bond & Financial Products	$681	$674	$1,307	$1,295
International and Lloyd’s	382	369	731	683
Total Financial, Professional & International Insurance	$1,063	$1,043	$2,038	$1,978

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Bond & Financial Products	$658	$660	$969	$953
International and Lloyd’s	326	342	615	564
Total Financial, Professional & International Insurance	$984	$1,002	$1,584	$1,517

Gross written premiums in the second quarter of 2007 increased 2% over the same period of 2006, whereas net written premiums declined 2% from the second quarter 2006 total.  Adjusting for the sale of Afianzadora Insurgentes in both periods, gross written premiums increased 3% and net written premiums declined 1% compared with the second quarter of 2006.  The disparity in changes in gross and net written premiums compared with the prior year quarter primarily reflected changes in the timing of certain reinsurance transactions that reduced reported net written premiums.  Net written premiums in the Bond & Financial Products group for the second quarter of 2007 increased 1% over the same period of 2006 (adjusted for the sale of Afianzadora Insurgentes), as increased construction surety business volume resulting from strong economic conditions in the public works sector of the construction industry was largely offset by the timing of certain reinsurance transactions, which negatively impacted net written premium volume in the second quarter of 2007.  In addition, Financial Products net written premium volume declined 1% from the second quarter of 2006, reflecting declines in renewal price changes and new business volume due to competitive market conditions.  In the International and Lloyd’s group, gross written premiums in the second quarter of 2007 increased $13 million, or 4%, over the same period of 2006, primarily reflecting strong business volume in Canada and the United Kingdom and the favorable impact of foreign currency exchange rates.  Net written premiums in the International and Lloyd’s group declined 4% from the second quarter of 2006, primarily reflecting the timing of certain reinsurance transactions.  Business retention rates remained strong, and new business volume was virtually level with the second quarter of 2006 in the International and Lloyd’s group.

Through the first six months of 2007, gross written premiums of $2.04 billion increased $60 million, or 3%, over the comparable 2006 total, and net written premium volume of $1.58 billion increased $67 million, or 4%, over the same 2006 period.  Adjusting for the sale of Afianzadora Insurgentes in both periods, gross and net written premiums in the first six months of 2007 increased 4% and 5%, respectively, over the same period of 2006.  Net written premiums for the first six months of 2007 in the Bond and Financial Products group increased 3% over the same period of 2006 (adjusted for the sale of Afianzadora Insurgentes), primarily due to strong construction surety volume, partially offset by the timing of certain reinsurance transactions which negatively impacted net written premium volume in the first six months of 2007, and declines in renewal price changes and new business volume in Financial Products due to competitive market conditions.  In the International and Lloyd’s group, net written premiums in the first six months of 2007 grew 9% over the same 2006 period, primarily due to adjustments to prior year premium estimates in the first quarter of the year in the Lloyd’s operation, the favorable impact of foreign currency exchange rates and strong business volume in Canada and the United Kingdom.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In early April 2007, the Company completed the sale of Mendota, which primarily offered non-standard automobile coverage and accounted for $0 and $49 million of net written premiums in the second quarter and first six months of 2007, respectively, and $46 million and $98 million of net written premiums in the second quarter and first six months of 2006, respectively.  The impact of this transaction was not material to the Company’s results of operations or financial condition.

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Revenues:
Earned premiums	$1,681	$1,627	$3,369	$3,187
Net investment income	148	137	293	271
Other revenues	21	22	45	46
Total revenues	$1,850	$1,786	$3,707	$3,504

Total claims and expenses	$1,465	$1,491	$2,935	$2,863

Operating income	$276	$203	$542	$443

Loss and loss adjustment expense ratio	57.6%	62.2%	58.3%	60.5%
Underwriting expense ratio	28.3	27.9	27.4	27.8
GAAP combined ratio	85.9%	90.1%	85.7%	88.3%

Overview

Operating income of $276 million in the second quarter of 2007 was $73 million, or 36%, higher than operating income of $203 million in the same period of 2006.  Through the first six months of 2007, operating income of $542 million was $99 million, or 22%, higher than operating income of the same 2006 period.  The increases in 2007 primarily reflected lower catastrophe losses and growth in business volume.  Results in 2007 also benefited from the Company’s implementation of a new fixed agent compensation program in the first quarter of 2007, which is described in more detail in the “Consolidated Overview” section herein.  Net favorable prior year reserve development in the second quarter and first six months of 2007 was slightly lower than in the respective 2006 periods.  Catastrophe losses in the second quarter and first six months of 2007 totaled $40 million and $85 million, respectively, compared with catastrophe losses of $67 and $67 million in the respective periods of 2006.

Earned Premiums

Earned premium growth of 3% and 6% in the second quarter and first six months of 2007 over the respective 2006 totals primarily reflected continued strong business retention rates and renewal price changes, and growth from new business volumes over the preceding twelve months, partially offset by the impact of the sale of Mendota in early April 2007.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2007 totaled $968 million, a decrease of $45 million, or 4%, from the same period of 2006, primarily reflecting a decline in catastrophe losses and the sale of Mendota.  Through the first six months of 2007, claim and claim adjustment expenses totaled $1.97 billion, an increase of $37 million, or 2%, over the comparable 2006 total of $1.93 billion.  Catastrophe losses of $85 million in the first six months of 2007 resulted from a wind and rain storm in the eastern United States in the second quarter, and two wind and hail storms in the Southeastern United States in the first quarter.  Catastrophe losses in the second quarter and first six months of 2006 totaled $67 million and resulted from three wind, hail and rainstorm events in Texas, the Southeast and the Northeast in the second quarter of the year.  Net favorable prior year reserve development in the second quarter and first six months of 2007 totaled $50 million and $85 million, respectively, compared with net favorable prior year reserve development of $58 million and $88 million in the respective periods of 2006.  The net favorable development in the second quarter and first six months of 2007 reflected better than expected automobile loss experience due in part to claim initiatives, and fewer than expected late reported homeowners’ claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006.  In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in the second quarter of 2007 was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims.  These changes also resulted in a change in historical loss development patterns.  Net favorable prior year development in both periods of 2006 was primarily driven by better than expected auto bodily injury loss experience resulting in part from claim initiatives.

The amortization of deferred acquisition costs totaled $320 million in the second quarter of 2007, $39 million, or 14%, higher than the comparable 2006 total of $281 million.  Through the first six months of 2007, the amortization of deferred acquisition costs totaled $623 million, an increase of $68 million, or 12%, over the comparable 2006 total of $555 million. The increases reflected the growth in business volume, as well as $19 million and $24 million 2007 second quarter and six-month impacts, respectively, from the implementation of the new fixed agent compensation program in 2007 described in more detail in the “Consolidated Overview” section herein.

General and administrative expenses totaled $177 million in the second quarter of 2007, a decrease of $20 million, or 10%, from the second quarter 2006 total of $197 million.  Through the first six months of 2007, general and administrative expenses totaled $347 million, a decrease of $33 million, or 9%, from the comparable 2006 total of $380 million. The decreases in expenses in 2007 primarily reflected a decline in commission expenses resulting from the implementation of the new fixed agent compensation program, the sale of Mendota and a decline in legal expenses, which were partially offset by the impact of expenses related to increased business volume, continued investments to support business growth and product development and the segment’s share of increased costs related to the Company’s national advertising campaign that was launched in the second quarter of 2006.  The second quarter and year-to-date totals in 2006 included a provision for legal expenses related to investigations of various business practices by certain governmental agencies.  The implementation of the new compensation program for agents in the first quarter of 2007 resulted in $43 million and $81 million reductions in reported general and administrative expenses for the second quarter and first six months of 2007, respectively, compared to what would have been reported under the prior contingent commission program.

GAAP Combined Ratio

The loss and loss adjustment expense ratios of 57.6% and 58.3% in the second quarter and first six months of 2007, respectively, were 4.6 points and 2.2 points lower than the comparable 2006 ratios.  The second quarter and year-to-date ratios in 2007 included 3.0 point and 2.5 point benefits, respectively, from net favorable prior year reserve development, compared with 3.6 point and 2.8 point benefits in the same periods of 2006.  Catastrophe losses accounted for 2.4 points and 2.5 points of the loss and loss adjustment expense ratios in the second quarter and first six months of 2007, respectively.  The impact of catastrophes on the respective 2006 loss and loss adjustment expense ratios was 4.1 points and 2.1 points.

The underwriting expense ratio of 28.3% in the second quarter of 2007 was 0.4 points higher than the comparable 2006 expense ratio of 27.9%.  Through the first six months of 2007, the underwriting expense ratio of 27.4% was 0.4 points lower than the comparable 2006 ratio of 27.8%. The second quarter and year-to-date ratios in 2007 reflected 1.5 point and 1.7 point benefits, respectively, resulting from the implementation of the new fixed agent compensation program.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Automobile	$927	$960	$1,902	$1,902
Homeowners and Other	951	880	1,685	1,559
Total Personal Insurance	$1,878	$1,840	$3,587	$3,461

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Automobile	$915	$951	$1,880	$1,883
Homeowners and Other	880	830	1,579	1,470
Total Personal Insurance	$1,795	$1,781	$3,459	$3,353

Gross and net written premiums in the second quarter of 2007 increased 2% and 1% over the respective totals in the same period of 2006.  Gross and net written premiums in the first six months of 2007 increased 4% and 3% over the respective totals in the same period of 2006.  Adjusting for the sale of Mendota in all periods, net written premiums in the Personal Insurance segment in 2007 increased 3% and 5% over the second quarter and first six months of 2006, respectively.  The increases were driven by continued strong retention rates and renewal price increases, partially offset by a decline in new business volume and the impact of the timing of certain catastrophe reinsurance purchased for the Northeastern United States under the Company’s catastrophe bond program, as discussed in the “Capital Resources” section herein.

In the Automobile line of business, net written premiums in the second quarter of 2007 declined 4% from the same period of 2006, whereas year-to-date 2007 net written premiums were consistent with the same 2006 period.  Adjusting for the impact of Mendota for all periods, net written premiums in the Automobile line of business in the second quarter and first six months of 2007 increased 1% and 2%, respectively, over the same periods of 2006.  That growth primarily reflected an increase in renewal price changes coupled with continued strong retention rates, partially offset by a decline in new business volume due to competitive market conditions.

In the Homeowners and Other line of business, net written premiums in the second quarter and first six months of 2007 grew 6% and 7% over the same periods of 2006, primarily reflecting renewal price increases, particularly for coastal coverages, coupled with continued strong retention rates.   New business volume in this line of business in the second quarter and first six months of 2007 declined from the same 2006 periods. Adjusting for the sale of Mendota for all periods, net written premiums in the Homeowners and Other line of business in second quarter and first six months of 2007 increased 7% and 8%, respectively, over the same periods of 2006.

The Personal Insurance segment had approximately 7.1 million and 6.8 million policies in force at June 30, 2007 and 2006, respectively, excluding Mendota in both years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

INTEREST EXPENSE AND OTHER

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Net loss	$(66)	$(48)	$(88)	$(69)

The net loss in the second quarter of 2007 included an after-tax loss of $25 million related to the Company’s redemption of its 4.5% contingently convertible debentures in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs.  After-tax interest expense in the second quarter and first six months of 2007 totaled $55 million and $105 million, respectively, compared with $49 million and $97 million in the respective periods of 2006.  The net loss in this category for the second quarter and the first six months of 2007 were reduced by the favorable resolution of various prior year tax matters.  The net loss for the second quarter and first six months of 2006 also included a benefit from the favorable resolution of various prior year tax matters.

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

The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy and whom in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage.  In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy.  It is difficult to predict whether these policyholders will be successful on both issues.  To the extent both issues are resolved in policyholders’ favor and other Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders.  Accordingly, although the Company has seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims and, as discussed below, claims by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns-Manville bankruptcy court. On March 29, 2006, the United States District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.  Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit, and TPC filed a cross-appeal.  Two appellants have voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed.  Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal.  On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order.  The three remaining principal appeals have been consolidated for disposition and remain pending.  It is not possible to predict how the appellate court will rule on the pending appeals. If the rulings of the district court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending direct action claims against it.  (Also, see “Part II — Item 1, Legal Proceedings”).

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

The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Net asbestos losses and expenses paid in the first six months of 2007 were $192 million, compared with $242 million in the same period of 2006. Net paid losses in the first six months of 2007 were lower primarily due to installment payments made during 2006 on settlements reached in prior years and increased reinsurance billings in 2007 on those prior settlements.  As a result, approximately 40% and 58% of total net paid losses in the first six months of 2007 and 2006, respectively, related to policyholders with whom the Company has entered into settlement agreements limiting the Company’s liability.  Beginning in the first quarter of 2007, the Company supplemented its existing annual in-depth and quarterly asbestos review processes with additional aggregate quarterly reserve analyses.  Net asbestos reserves totaled $3.86 billion at June 30, 2007, compared with $4.12 billion at June 30, 2006.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2007	2006
Beginning reserves:
Direct	$4,777	$5,103
Ceded	(726)	(739)
Net	4,051	4,364

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Accretion of discount:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	245	265
Ceded	(53)	(23)
Net	192	242

Ending reserves:
Direct	4,532	4,838
Ceded	(673)	(716)
Net	$3,859	$4,122

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

In its review of environmental reserves, the Company considers: the adequacy of reserves for past settlements; changing judicial and legislative trends; its reserves for the costs of litigating environmental coverage matters; the potential for policyholders with smaller exposures to be named in new clean-up actions for both on- and off-site waste disposal activities; the potential for adverse development; the potential for additional new claims beyond previous expectations; and the potential higher costs for new settlements.

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

The Company continues to receive notices from policyholders tendering environmental claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower-tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced higher than expected defense and settlement costs, driven in part by coverage disputes with its policyholders and adverse judicial developments in certain states regarding the availability of coverage for environmental claims. In addition, while the Company continues to experience a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims, the Company has seen a moderation in the rate of this decline. As a result of these factors, the Company increased its environmental reserve by $185 million in the second quarter of 2007. The largest component of this increase is attributable to the reserve the Company carries for defending and/or prosecuting litigation relating to the Company’s coverage obligations for environmental claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross paid losses in the first six months of 2007 and 2006 were $69 million and $115 million, respectively.  TPC entered into a significant settlement with one policyholder in 2005.  TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims.  The final payment related to this settlement was made in the first quarter of 2006.  In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims.  Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.

At June 30, 2007, approximately 88% of the net environmental reserve (approximately $474 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of litigating coverage disputes relating to these claims.  The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 12% of the net environmental reserve (approximately $63 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2007	2006
Beginning reserves:
Direct	$413	$494
Ceded	5	(69)
Net	418	425

Incurred losses and loss expenses:
Direct	185	—
Ceded	—	—
Net	185	—

Losses paid:
Direct	69	115
Ceded	(3)	(62)
Net	66	53

Ending reserves:
Direct	529	379
Ceded	8	(7)
Net	$537	$372

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2007 are appropriately established based upon known facts, current law and management’s judgment.  However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants, although the Company has noted a recent decrease in the number and volatility of asbestos-related bankruptcies.  It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos reserves, which includes an annual ground-up review of asbestos policyholders, the Company continues to study the implications of these and other developments. The Company completed its most recent annual ground-up review during the third quarter of 2006.  See “Part II — Item 1, Legal Proceedings.”

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

Operating Activities

Net cash flows provided by operating activities in the first six months of 2007 and 2006 totaled $1.92 billion and $1.41 billion, respectively. Cash flows in 2007 reflected higher levels of collected premiums and net investment income, lower claim payments on catastrophe losses, as well as lower runoff claim payments in Business Insurance Other in comparison to the first six months of 2006.  These factors were partially offset by an increase in tax payments resulting from higher profitability.  As discussed in more detail in “Part II — Item 1, Legal Proceedings,” on July 6, 2007, the Company announced that it had entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS. Under the settlement agreement, which is subject to several contingencies, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization.  The Company expects to fund such payment with internally-generated funds.

Investing Activities

Net cash flows used in investing activities in the first six months of 2007 and 2006 totaled $1.26 billion and $1.73 billion, respectively. Fixed maturity securities accounted for the majority of investment purchases in both years.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 4.1 at June 30, 2007, compared with 4.0 at December 31, 2006.

The Company also invests much smaller amounts in equity securities, venture capital and real estate. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.  During the second quarter of 2007, the Company sold a substantial portion of its venture capital investment portfolio.

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

At June 30, 2007, total cash, short-term invested assets and other readily marketable securities aggregating $2.27 billion were held at the holding company level, including approximately $485 million of remaining net proceeds from the issuance of debt in May 2007, which the Company intends to use to fund maturing debt (described in more detail in the following section).  The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet its liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Financing Activities

Net cash flows used in financing activities in the first six months of 2007 totaled $568 million, compared with net cash flows provided by financing activities of $257 million in the same 2006 period.  The 2007 total primarily reflected common share repurchases, the early redemption of debt, the repayment of maturing debt and dividends to shareholders, partially offset by the issuance of debt and proceeds from employee stock option exercises.  The 2006 total reflected the issuance of debt and, to a lesser extent, proceeds from employee stock option exercises, offset by dividends to shareholders and common share repurchases.

Debt Transactions.  On January 18, 2007, the Company redeemed $81 million of 8.47% subordinated debentures originally issued in 1997 and due January 10, 2027.  The debentures were redeemable by the Company on or after January 10, 2007.  In January 1997, USF&G Capital II, a business trust, issued $100 million of capital securities, the proceeds of which, along with $3 million in capital provided by the Company, were used to purchase the subordinated debentures issued by USF&G Corporation and subsequently assumed by the Company after the merger of The St. Paul Companies Inc. (SPC) and Travelers Property Casualty Corp. (TPC).  During the period prior to redemption, the Company had repurchased and retired $22 million of the debentures in open market transactions.  Upon the Company’s redemption of the remaining $81 million of subordinated debentures in January 2007, USF&G Capital II in turn used the proceeds to redeem its remaining capital securities outstanding.  USF&G Capital II was then liquidated, and the Company received a $3 million distribution of capital.  The Company recorded a $3 million pretax gain on the redemption of the subordinated debentures, due to the remaining unamortized fair value adjustment recorded at the merger date, less the redemption premium paid.

On March 12, 2007, the Company issued $1 billion aggregate principal amount of 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 for net proceeds of $986 million (after original issue discount and the deduction of underwriting expenses and commissions and other expenses).  The debentures were issued at a discount, resulting in an effective interest rate of 6.447%.  The debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017, payable semi-annually in arrears on March 15 and September 15.  From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year.  The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period. The Company may defer interest for up to ten consecutive years without giving rise to an event of default.  Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures.

The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty.  During the 180-day period ending not more than fifteen and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date.  If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit the repayment in full of the debentures.  If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds.  Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

The Company can redeem the debentures at its option, in whole or in part, at any time on or after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest.  The Company can redeem the debentures at its option, in whole only, prior to March 15, 2017 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

On April 18, 2007, the Company completed the redemption of its outstanding $893 million, 4.50% convertible junior subordinated notes due in 2032 (the notes). The notes were originally issued by Travelers Property Casualty Corp., and the Company assumed certain obligations relating to the notes pursuant to a Second Supplemental Indenture dated April 1, 2004. Each note had a principal amount of $25.00. The redemption price for each note was $25.5625 plus $0.009375 of accrued and unpaid interest.  Any note called for redemption could be surrendered for conversion into common stock before the close of business on April 17, 2007. Each note was convertible into 0.4684 shares of common stock of The Travelers Companies, Inc.  Holders of $36 million of the notes tendered their certificates in exchange for the issuance of 670,910 of the Company’s common shares.  The remaining $857 million of notes were redeemed for cash, along with accrued interest to the date of redemption.  The Company recorded a $39 million pretax loss ($25 million after-tax) in other revenues in the second quarter of 2007 related to the redemption, consisting of the redemption premium paid and the write-off of remaining unamortized issuance costs.

On May 29, 2007, the Company issued $250 million aggregate principal amount of 5.375% senior notes due June 15, 2012 (the 2012 senior notes), $450 million aggregate principal amount of 5.750% senior notes due December 15, 2017 (the 2017 senior notes), and $800 million aggregate principal amount of 6.250% senior notes due June 15, 2037 (the 2037 senior notes).  The total net proceeds of these three senior note issuances, after original issuance discounts and the deduction of underwriting expenses and commissions and other expenses, were approximately $1.47 billion.  Interest on each of the senior note issuances is payable semi-annually on June 15 and December 15, commencing December 15, 2007.  Each series of senior notes is redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 12.5 basis points for the 2012 senior notes, 15 basis points for the 2017 senior notes and 20 basis points for the 2037 senior notes.  The Company intends to apply the net proceeds of this offering to (1) repay approximately $442 million of senior notes maturing on August 16, 2007, (2) to repay approximately $42 million of medium-term notes maturing before December 31, 2007 and (3) for general corporate purposes. Prior to applying these proceeds, the Company has invested them in investment grade, marketable securities.

Dividends.  Dividends paid to shareholders totaled $368 million and $343 million in the first six months of 2007 and 2006, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant.  Dividends would be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Share Repurchases.  On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  In January 2007, the Board of Directors authorized an additional $3 billion to this program, increasing the share repurchase program to a total of up to $5 billion.  Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  The following table summarizes repurchase activity under this program in 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Quarterly Period Ending	Total number of shares purchased	Average price paid per share	Remaining capacity under share repurchase program
March 31, 2007	13,889,773	$52.20	$3,153,874,729
June 30, 2007	11,390,800	$54.56	$2,532,374,769
Total	25,280,573	$53.27	$2,532,374,769

Since the inception of the program in May 2006 through June 30, 2007, the Company has repurchased a cumulative total of 48.1 million shares for a total cost of $2.47 billion, or $51.34 per share.

Debt Fair Value Adjustment.  Upon completion of the merger of SPC and TPC on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $11 million and $17 million in the first six months of 2007 and 2006, respectively, reduced reported interest expense.

Capital Resources

Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs.  The following table summarizes the components of the Company’s capital structure at June 30, 2007 and December 31, 2006.

(in millions)	June 30, 2007	December 31, 2006
Debt:
Short-term	$984	$1,114
Long-term	5,726	4,588
Net unamortized fair value adjustments and debt issuance costs	23	58
Total debt	6,733	5,760
Preferred shareholders’ equity	119	129
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,423	24,554
Accumulated other changes in equity from nonowner sources	(220)	452
Total shareholders’ equity	25,322	25,135
Total capitalization	$32,055	$30,895

The $1.16 billion increase in total capitalization over year-end 2006 resulted from the Company’s net income in the first six months of 2007 and the issuance of debt, partially offset by the impact of common share repurchases, debt maturities, debt redemptions and dividends to shareholders.

Catastrophe Reinsurance Coverage

The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes.  In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against losses resulting from catastrophes in the Northeastern United States.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

General Catastrophe Reinsurance Treaty.  The general catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence.  The treaty excludes nuclear, chemical, biochemical and radiological losses and all terrorism losses as defined by the Terrorism Risk Insurance Act of 2002 and the Terrorism Risk Insurance Extension Act of 2005. The treaty covers all of the Company’s exposures in the United States and Canada and their possessions and waters contiguous thereto, the Caribbean and Mexico.  For business underwritten in Canada, the United Kingdom, Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.  The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

The following table summarizes the Company’s coverage under its General Catastrophe Treaty, effective for the time period indicated:

July 1, 2007 - June 30, 2008

Layer of Loss	Reinsurance Coverage In-Force

$0 - $1 billion	Loss 100% retained by the Company
$1 billion - $1.50 billion	23.6% ($118 million) of loss covered by treaty; 76.4% ($382 million) of loss retained by Company
$1.50 billion - $2.25 billion	60.9% ($457 million) of loss covered by Treaty; 39.1% ($293 million) of loss retained by Company
Greater than $2.25 billion

100% of loss retained by Company, except for
certain losses incurred in the Northeastern United
States, which are covered by the Catastrophe
Bond Program and Northeast Catastrophe Treaty
as described below.

Catastrophe Bond Program.  In May 2007, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes and certain other catastrophes in the Northeast United States (from New Jersey to Maine). The Company may obtain reinsurance under the program by entering into one or more reinsurance agreements with Longpoint Re Ltd. (Longpoint Re), a newly formed independent Cayman Islands insurance company.  Longpoint Re successfully completed an offering to unrelated investors under the program of $500 million aggregate principal amount of catastrophe bonds on May 8, 2007. In connection with the offering, the Company and Longpoint Re entered into a three-year reinsurance agreement providing up to $500 million of reinsurance from losses resulting from certain hurricane events in the Northeastern United States.  The reinsurance agreement entered into by the Company and Longpoint Re utilizes a dual trigger that is based upon the Company’s covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc.  Amounts payable to the Company under the reinsurance agreement will be determined by the index-based losses, which are designed to approximate the Company’s actual losses from any covered event.  The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement. The Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.25 billion. The full coverage amount of $500 million is available on a proportional basis until index-based losses reach a maximum $3.0 billion limit. The index-based losses attachment point and maximum limit will be reset annually to maintain a probability of loss on the catastrophe bonds equal to the initial modeled probability of loss.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Northeast Catastrophe Reinsurance Treaty.  In addition to its General Catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a Northeast General Catastrophe treaty which provides up to $250 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2007 through June 30, 2008.  Losses from a covered event (occurring over several days) anywhere in the United States may be used to satisfy the retention.  Recoveries under the catastrophe bond program described above (if any) would be first applied to reduce losses subject to this treaty.

Terrorism Risk Insurance

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

Legislation has been introduced in the U.S. House of Representatives, and is expected to be introduced in the Senate, to extend the terrorism insurance program beyond its current expiration date.  The Company anticipates that the program will be extended in some form.  However, it may not be extended and, if extended, it may contain substantial legislative changes and revisions, some of which may be favorable and some of which may be unfavorable for the Company.

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

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S of America, Northland Pool, Travelers Personal single state companies, Travelers Europe, Discover Reinsurance Company, St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of July 26, 2007.  The table also presents S&P’s Lloyd’s Syndicate Assessment rating for St. Paul Travelers Syndicate Management – Syndicate 5000. The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
Northland Pool (c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	—
Travelers Europe	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	—
Discover Reinsurance Company	A- (4th of 16)	—	—	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—
St. Paul Travelers Insurance Company Limited	A (3rd of 16)	—	—	—
St. Paul Travelers Syndicate Management - Syndicate 5000	—	—	3- (9 of 15)	—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of July 26, 2007.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch

Senior debt	a- (7th of 22)	A3 (7th of 21)	A- (7th of 22)	A (6th of 22)
Subordinated debt	bbb+ (8th of 22)	Baa (8th of 21)	BBB (9th of 22)	A- (7th of 22)
Junior subordinated debt	bbb (9th of 22)	Baa (8th of 21)	BBB- (10th of 22)	A- (7th of 22)
Trust preferred securities	bbb (9th of 22)	Baa (8th of 21)	BBB- (10th of 22)	A- (7th of 22)
Preferred stock	bbb (9th of 22)	Baa2 (9th of 21)	BBB- (10th of 22)	—
Commercial paper	AMB-1 (2nd of 6)	P-2 (2nd of 4)	A-2 (3rd of 8)	F-1 (2nd of 8)

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from April 1, 2007 through July 26, 2007:

•                   On May 2, 2007, Moody’s affirmed all ratings for the Company and changed the outlook for all ratings to “positive” from “stable.”

•                   On May 21, 2007, Fitch upgraded its long-term issuer and senior debt ratings of the Company to “A” from “A-”, its junior subordinated debt ratings and trust preferred securities ratings both to “A-” from “BBB+”, and its commercial paper ratings to “F-1” from “F-2”.  Additionally, Fitch upgraded its insurer financial strength (IFS) rating on the Company’s insurance company subsidiaries to “AA” from “AA-”.  The ratings outlook is stable.

•                   On May 23, 2007, Fitch announced that it expected to assign a debt rating of “A” to the Company’s aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037.  Subsequently, on May 25, 2007, Fitch assigned the “A” debt rating to these senior notes.  The outlook for the ratings is stable.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

•                   On May 23, 2007, A.M. Best assigned a debt rating of “a-” to the Company’s aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037.  The outlook for the ratings is stable.

•                   On May 23, 2007, Moody’s assigned a debt rating of “A3” to the Company’s aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037.  The outlook for the ratings is positive.

•                   On May 23, 2007, S&P assigned a debt rating of “A-” to the Company’s aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037.  The outlook for the ratings is stable.

•                   On June 18, 2007, A.M. Best affirmed all ratings of the Company.  The outlook is stable.

•                   On June 25, 2007, S&P assigned its interactive Lloyd’s Syndicate Assessment (LSA) of “3-” to The St. Paul Travelers Syndicate Management – Syndicate 5000.  The outlook is stable.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation, which totaled $4.40 billion at June 30, 2007. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2007			December 31, 2006
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$7,439	$12,579	$20,018	$7,555	$12,414	$19,969
Property	1,191	970	2,161	1,612	978	2,590
Commercial multi-peril	1,906	2,548	4,454	1,940	2,693	4,633
Commercial automobile	2,536	1,701	4,237	2,573	1,801	4,374
Workers’ compensation	9,240	6,393	15,633	9,142	6,337	15,479
Fidelity and surety	875	953	1,828	1,035	838	1,873
Personal automobile	1,436	1,038	2,474	1,505	1,092	2,597
Homeowners and personal—other	538	716	1,254	481	706	1,187
International and other	3,127	3,235	6,362	3,296	3,204	6,500
Property-casualty	28,288	30,133	58,421	29,139	30,063	59,202
Accident and health	73	10	83	76	10	86
Claims and claim adjustment expense reserves	$28,361	$30,143	$58,504	$29,215	$30,073	$59,288

The $784 million decline in gross claims and claim adjustment expense reserves since December 31, 2006 reflected payments related to operations in runoff (including asbestos and environmental payments), prior year hurricane losses, and net favorable prior year reserve development.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating IBNR inherently more uncertain. In addition, the greater the reporting lag, the greater the proportion of IBNR claims to the total claim liability for the product line. Writing new products with material reporting lags can result in adding several years worth of IBNR claim exposure before the reporting lag exposure becomes clearly observable, thereby increasing the risk associated with pricing and reserving such products. The most extreme example of claim liabilities with long reporting lags are asbestos claims.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The evaluation of data is also subject to distortion from extreme events or structural shifts, sometimes in unanticipated ways. For example, the timing of claims payments in one geographic region will be impacted if claim adjusters are temporarily reassigned from that region to help settle catastrophe claims in another region.

While some changes in the claim environment are sudden in nature (such as a new court ruling affecting the interpretation of all contracts in that jurisdiction), others are more evolutionary. Evolutionary changes can occur when multiple factors affect final claim values, with the uncertainty surrounding each factor being resolved separately, in stepwise fashion. The final impact is not known until all steps have occurred.

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

Some components of product line reserves are susceptible to relatively infrequent large claims that can materially impact the total estimate for that component.  In such cases, the Company’s actuarial analysis generally isolates and analyzes separately such large claims.  The reserves excluding such large claims are generally analyzed using the traditional methods described above.  The reserves associated with large claims are then analyzed utilizing various methods, such as:

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

The above is generally utilized to evaluate management’s existing estimate for prior accident periods.  For the initial estimate of the current accident year, the available claim data is typically insufficient to produce a reliable indication.  Hence, the initial estimate for an accident year is generally based on a loss ratio projection method, which uses the earned premium for the current year multiplied by a projected loss ratio.  The projected loss ratio is determined through analysis of prior experience periods using loss trend, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years.  The exact number of prior accident years utilized varies by product line component, based on the volume of business for that component and the reliability of an individual accident year estimate.

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	June 30, 2007	December 31, 2006
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$11,662	$12,837
Allowance for uncollectible reinsurance	(736)	(773)
Net reinsurance recoverables	10,926	12,064
Structured settlements	3,707	3,758
Mandatory pools and associations	2,101	1,998
Total reinsurance recoverables	$16,734	$17,820

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Other Investments

Mortgage Loans

A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not material at June 30, 2007 and December 31, 2006.

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

The impairment test, in accordance with FAS 142, is a two-step process.  The first step is to identify any potential impairment using a multiple-of-earnings approach to estimate the fair value of the reporting units. The fair values of the reporting units are then compared to their carrying value, including goodwill.  If the carrying amounts of the reporting units exceed their fair value, a second step is performed to measure the amount of impairment, if any. The Company’s review resulted in no impairment of goodwill for the periods ended June 30, 2007 and December 31, 2006.

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance has subsequently asked for further information, which the Company has provided. Specifically, the staff has asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at June 30, 2007 and December 31, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at June 30, 2007 and December 31, 2006, 2005 and 2004 would not be material.  Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC.

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

OUTLOOK

The Company expects property casualty market conditions to continue to be competitive throughout the remainder of 2007.  The Company has experienced increased competition for new business and expects that trend to continue through 2007.  Relative to 2006, within the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes to be subject to modest declines.  Also relative to 2006, within the Personal Insurance segment, the Company expects renewal price changes in the automobile and homeowners markets to remain relatively stable.

Over the past several quarters, the Company has recorded net favorable prior year reserve development, primarily driven by better than expected loss experience in the Business Insurance and Personal Insurance segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development.  In that case, the Company may also concurrently revise favorably its current year loss estimates.  However, better than expected loss experience may not continue or may reverse, and the Company may record no prior year reserve development or net unfavorable prior year reserve development in future periods.  Accordingly, the Company is not able to predict any future prior year reserve development, favorable or unfavorable.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Estimates — Claims and Claim Adjustment Expense Reserves.”

The Company believes that the increased severity and frequency of storms experienced in 2005 and 2004, although not evident in 2006 or in the first half of 2007, may be a trend that continues in the foreseeable future. Given the potential increase in severity and frequency of storms, the Company continues to reassess its definition of and exposure to coastal risks, as well as the impact on its reinsurance program.  Accordingly, the Company continues to review the pricing, exposures, return thresholds and terms and conditions it offers in coastal areas.  In part as a result of the severity and frequency of storms in 2005 and 2004, the Company’s cost of reinsurance increased and the amount of reinsurance coverage purchased was reduced in 2006. In 2007, the Company experienced some decline in the cost of reinsurance; however, such costs were still at rates greater than 2005 and 2004 levels.  In 2007, the Company also experienced some increase in reinsurance coverage availability, although at levels less than in 2005 and 2004.  The cost of reinsurance may continue to be at rates greater than recent years’ levels and the availability may continue to be at lower levels than recent years.  Additionally, the cost of reinsurance may increase and availability may decline based on, among other factors, actual severity and frequency of storms.  To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations may be adversely impacted.  In particular, in the Personal Insurance segment (and, to a lesser extent, in the Business Insurance segment’s Select Accounts market), the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states.  Also, particularly in light of the frequency and severity of storms in recent years, rating agencies have increased their capital requirements for the Company.

As a result of the redemption of the Company’s $893 million, 4.50% junior subordinated convertible notes due in 2032 on April 18, 2007, the Company’s diluted shares outstanding were reduced by approximately 16 million shares on that date. The increase to diluted earnings per share is estimated to be $0.01 per share for the year ended December 31, 2007, and $0.07 per share for each year thereafter.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In the second quarter of 2007, the Company implemented certain changes to its investment accounting system for fixed maturity investments to enhance systems functionality.  These changes primarily included a conversion to a new underlying database and user interface upgrades.  Management has reviewed and tested the internal controls affecting this conversion and upgrade as part of its overall evaluation of internal controls over financial reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.  The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation”, “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings (including a bankruptcy proceeding) relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos.  The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.  On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS, including the three proceedings described below.  Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization.  In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case.  The settlement is subject to a number of contingencies, including final court approval of both the settlement and a plan of reorganization for ACandS, and the issuance of the injunctions described above.  A hearing on the motion to approve the settlement is scheduled for August 28, 2007.  The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware).  In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC.  The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion.  ACandS asserted that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling described below, TPC was liable for 45% of the $2.80 billion.  On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization.  The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code.  ACandS filed a notice of appeal of the bankruptcy court’s decision and filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court.  TPC moved to dismiss the appeal and objections and also filed an opposition to ACandS’ objections.

An arbitration was commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits.  On July 31, 2003, the arbitration panel ruled in favor of TPC that asbestos bodily injury claims against ACandS are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted.  In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct. E.D. Pa.).  On September 16, 2004, the district court entered an order denying ACandS’ motion to vacate the arbitration award.   On January 19, 2006, the United States Court of Appeals for the Third Circuit reversed the district court’s decision and declared the arbitration award void on procedural grounds.  On May 22, 2006, the United States Supreme Court denied TPC’s petition for a writ of certiorari seeking review of the Third Circuit’s decision.  As a result, the matter was remanded to the district court and TPC asked the district court to remand the arbitration to the panel that initially ruled in favor of TPC for further proceedings consistent with the Third Circuit’s decision.  ACandS opposed that request.

In the third proceeding, a related case pending before the same court and commenced in September 2000 (ACandS v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.), ACandS sought a declaration of the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by TPC.  TPC filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision described above.  The district court found the dispute was moot as a result of the arbitration panel’s decision and dismissed the case.  As a result of the January 19, 2006 ruling by the Third Circuit and the Supreme Court’s denial of certiorari, described in the paragraph above, this case was reinstated.

The settlement agreement described above provides that, upon approval of the settlement by the bankruptcy court, ACandS and the Company shall seek to stay the claims against each other in the proceedings described above.  Once all of the contingencies of the settlement are satisfied, these proceedings will be dismissed with prejudice.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia.  These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia.  Plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims.  The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Lawsuits similar to Wise were filed in Massachusetts and Hawaii (these suits are collectively referred to as the Statutory and Hawaii Actions).  Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  In March 2002, the court granted the motion to amend.  Plaintiffs seek damages, including punitive damages.  Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the Common Law Claims). Lawsuits seeking similar relief in Ohio have been dismissed.

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

Shareholder Litigation and Related Proceedings

Three actions against the Company and certain of its current and former officers and directors are pending in the United States District Court for the District of Minnesota.  Two of these actions, which were originally captioned Kahn v. The St. Paul Travelers Companies, Inc., et al. (Nov. 2, 2004) and Michael A. Bernstein Profit Sharing Plan v. The St. Paul Travelers Companies, Inc., et al. (Nov. 10, 2004), are putative class actions brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors.  These actions have been consolidated as In re St. Paul Travelers Securities Litigation II, and a lead plaintiff and lead counsel have been appointed.  On July 11, 2005, the lead plaintiff filed an amended consolidated complaint.  The amended and consolidated complaint alleges violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products.  On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim.  Oral argument on the Company’s motion to dismiss was presented on June 15, 2006.  By order dated September 25, 2006, the Court denied the Company’s motion to dismiss.  Discovery has commenced. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. On June 1, 2007, the Court granted that motion and permitted the lead plaintiff to replead.  On June 8, 2007, the lead plaintiff filed a second amended and consolidated complaint alleging the same claims as in the first amended and consolidated complaint but extending the putative class period.  On July 11, 2007, the Company and other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the second amended and consolidated complaint.  That motion remains pending.  The lead plaintiff in In re St. Paul Travelers Securities Litigation II has moved for certification of a class of all purchasers of securities of the Company and St. Paul from January 27, 2000, through and including November 16, 2004.  That motion remains pending.  In the third action, an alleged beneficiary of the Company’s 401(k) savings plan commenced a putative class action against the Company and certain of its current and former officers and directors captioned Spiziri v. The St. Paul Travelers Companies, Inc., et al. (Dec. 28, 2004).  The complaint alleges violations of the Employee Retirement Income Security Act based on the theory that defendants were allegedly aware of issues concerning the value of SPC’s loss reserves yet failed to protect plan participants from continued investment in Company stock.  On June 1, 2005, the Company and the other defendants in Spiziri moved to dismiss the complaint.  On January 4, 2006, the parties in Spiziri entered into a stipulation of settlement. The Court approved the settlement on April 30, 2007.

In addition, two derivative actions have been brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant: Rowe v. Fishman, et al. (Oct. 22, 2004) and Clark v. Fishman, et al. (Nov. 18, 2004).  The derivative actions have been consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint has been filed.  The consolidated derivative complaint asserts state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II and Spiziri described above.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion.  On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company.  The settlement remains subject to final court approval.

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

Fact and expert discovery are complete with respect to the remaining parties: Odyssey and Gerling.  Gulf and Gerling have filed motions for partial summary judgment.  The Court heard oral argument on the summary judgment motions on July 17, 2007 and reserved decision.  The Court has not yet set a trial date.  Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

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

On November 27, 2006, the Court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases.  The Court’s ruling does not determine that any additional amounts are owed under any of the Company’s policies or otherwise reach the merits of the policyholders’ claims.  The Company disagrees with the ruling and, along with certain other insurers named in the consolidated lawsuits, has filed an immediate appeal to the United States Court of Appeals for the Fifth Circuit.  The appeal is fully briefed, and the Court of Appeals heard oral argument on June 6, 2007.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from government agencies and authorities.  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company or its affiliates have received subpoenas or requests for information, in each case with respect to one or both of the areas described above, from: (i) State of California Office of the Attorney General; (ii) State of California Department of Insurance; (iii) Licensing and Market Conduct Compliance Division, Financial Services Commission of Ontario, Canada; (iv) State of Connecticut Insurance Department; (v) State of Connecticut Office of the Attorney General; (vi) State of Delaware Department of Insurance; (vii) State of Florida Department of Financial Services; (viii) State of Florida Office of Insurance Regulation; (ix) State of Florida Department of Legal Affairs Office of the Attorney General; (x) State of Georgia Office of the Commissioner of Insurance; (xi) State of Hawaii Office of the Attorney General; (xii) State of Illinois Office of the Attorney General; (xiii) State of Illinois Department of Financial and Professional Regulation; (xiv) State of Iowa Insurance Division; (xv) State of Maryland Office of the Attorney General; (xvi) State of Maryland Insurance Administration; (xvii) Commonwealth of Massachusetts Office of the Attorney General; (xviii) State of Minnesota Department of Commerce; (xix) State of Minnesota Office of the Attorney General; (xx) State of New Hampshire Insurance Department; (xxi) State of New York Office of the Attorney General; (xxii) State of New York Insurance Department; (xxiii) State of North Carolina Department of Insurance; (xxiv) State of Ohio Office of the Attorney General; (xxv) State of Ohio Department of Insurance; (xxvi) State of Oregon Department of Justice; (xxvii) Commonwealth of Pennsylvania Office of the Attorney General; (xxviii) State of Texas Office of the Attorney General; (xxix) State of Texas Department of Insurance; (xxx) Commonwealth of Virginia Office of the Attorney General; (xxxi) State of Washington Office of the Insurance Commissioner; (xxxii) State of West Virginia Office of Attorney General; (xxxiii) the United States Attorney for the Southern District of New York; (xxxiv) the United States Internal Revenue Service, Department of the Treasury; and (xxxv) the United States Securities and Exchange Commission.  The Company and its affiliates may receive additional subpoenas and requests for information with respect to the areas described above from other agencies or authorities.

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

Four putative class action lawsuits are pending against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  Plaintiffs allege that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers.  The complaints are captioned: Redwood Oil Company v. Marsh & McLennan Companies, Inc., et al. (N.D. Ill. Jan. 21, 2005), Boros v. Marsh & McLennan Companies, Inc., et al. (N.D. Cal. Feb. 4, 2005), Mulcahy v. Arthur J. Gallagher & Co., et al. (D.N.J. Feb. 23, 2005) and Golden Gate Bridge, Highway, and Transportation District v. Marsh & McLennan Companies, Inc., et al. (D.N.J. Feb. 23, 2005).  To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and have been consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders.  The complaint includes causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations.  Plaintiffs seek monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim.  Oral arguments on the defendants’ motion to dismiss were heard on July 26, 2006.  On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims.  On November 30, 2006, defendants renewed their motions to dismiss.  On April 5, 2007, the court dismissed the complaint and permitted plaintiffs to replead.  On May 22, 2007, plaintiffs filed an amended complaint.  On June 21, 2007, defendants renewed their motion to dismiss.  The Court has stayed all discovery.  Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought.  The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1, 2007	April 30, 2007	2,903,917	$53.20	2,539,900	$3,018,943,707
May 1, 2007	May 31, 2007	6,281,475	55.51	5,980,900	2,687,082,291
June 1, 2007	June 30, 2007	2,884,181	53.90	2,870,000	2,532,374,769
Total		12,069,573	$54.57	11,390,800	$2,532,374,769

The Company repurchased 678,773 shares that were not part of the publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s share repurchase program, which has no expiration date, was approved and announced by the Company’s Board of Directors on May 2, 2006.  The original authorized repurchase capacity was $2 billion; in January 2007, the Board of Directors authorized an additional $3 billion of repurchase capacity.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 26, 2007	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Date: July 26, 2007	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1†	Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of May 1, 2007.

3.2	Amended and Restated Bylaws of the Company, effective as of February 26, 2007, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 27, 2007, and are incorporated herein by reference.

10.1†	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007.

10.2†	The Travelers Severance Plan, as amended through May 10, 2007.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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